Form 10-Q
period 1996-06-30
CARVER BANCORP INC
filed 1996-08-14
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (MARK ONE)

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 333-5559

                              CARVER BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                 BEING APPLIED FOR
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 75 WEST 125TH STREET, NEW YORK, NEW YORK 10027
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (212) 876-4747
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                       N/A
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes         No    X    .
                                              ------     -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     Outstanding at
                 CLASS                               JUNE 30, 1996
                 -----                               -------------

     Common Stock, par value $.01                             100

                  Carver Bancorp, Inc. ("Bancorp") was incorporated in the State of Delaware on May 9, 1996. On June 27, 1996, the Form S-4 Registration Statement of Bancorp was deemed effective by the Securities and Exchange Commission. Upon consummation of an Agreement and Plan of Reorganization, dated May 21, 1996, Carver Federal Savings Bank ("Carver") will become the wholly owned subsidiary of Bancorp (the "Reorganization") and all of the outstanding shares of Carver common stock (other than shares held by stockholders exercising dissenters' rights, if any) will be converted into and exchanged for, on a one-for-one basis, shares of Bancorp common stock. Bancorp currently has no significant assets or liabilities. Accordingly, no separate financial information regarding Bancorp is presented. In its place is presented financial information regarding the Bank as set forth in the Bank's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Office of Thrift Supervision.


PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Incorporated herein by reference to the Carver Federal Savings Bank Form 10-Q for the quarter ended June 30, 1996, filed herewith as Exhibit 99.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Incorporated herein by reference to the Carver Federal Savings Bank Form 10-Q for the quarter ended June 30, 1996, filed herewith as Exhibit 99.1.


PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                     (A) Exhibit 99.1 -- Carver Federal Savings Bank Form 10-Q for the Quarter Ended June 30, 1996

                     (B)  Reports on Form 8-K
                          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CARVER BANCORP, INC.
                                          (Registrant)


                                 By:      /s/ Thomas L. Clark, Jr.
                                          ---------------------------
                                          Thomas L. Clark, Jr.
                                          President and Chief Executive Officer




                                 By:      /s/ Biswarup Mukherjee
                                          ---------------------------
                                          Biswarup Mukherjee
                                          Executive Vice President and
                                            Chief Financial Officer
                                          Officer

August 14, 1996