Form 10-Q
period 1996-09-30
CARVER BANCORP INC
filed 1996-11-14
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

         (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X  .
                                              -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     Outstanding at
                  Class                             November 12, 1996
                  -----                             -----------------

        Common Stock, par value $.01                   2,314,375

         Carver Bancorp, Inc. ("Bancorp") was incorporated in the State of Delaware on May 9, 1996. On June 27, 1996, the Form S-4 Registration Statement of Bancorp was deemed effective by the Securities and Exchange Commission. On October 17, 1996, pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, Carver Federal Savings Bank ("Carver") became the wholly owned subsidiary of Bancorp (the "Reorganization") and all of the outstanding shares of Carver common stock (other than shares held by stockholders exercising dissenters' rights) were converted into and exchanged for, on a one-for-one basis, shares of Bancorp common stock. As of September 30, 1996, Bancorp had no significant assets or liabilities. Accordingly, no separate financial information regarding Bancorp is presented. In its place is presented financial information regarding the Bank as set forth in the Bank's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed with the Office of Thrift Supervision.

PART I -- FINANCIAL INFORMATION
          ---------------------

ITEM 1.  FINANCIAL STATEMENTS

         Incorporated herein by reference to the Carver Federal Savings Bank Form 10-Q for the quarter ended September 30, 1996, filed herewith as Exhibit 99.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to the Carver Federal Savings Bank Form 10-Q for the quarter ended September 30, 1996, filed herewith as Exhibit 99.1.


PART II -- OTHER INFORMATION
           -----------------

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibit 99.1 -- Carver Federal Savings Bank Form 10-Q for the Quarter Ended September 30, 1996
               Exhibit 27 -- Financial Data Schedule1

          (B)  Reports on Form 8-K
               None

--------
1 Submitted only with filing in electronic format. Reflects information for Carver Federal Savings Bank for the six months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     Carver Bancorp, Inc.
                                     -------------------------------
                                     (Registrant)


                                   By:   /s/ Thomas L. Clark, Jr.
                                      ------------------------------
                                         Thomas L. Clark, Jr.
                                         President and Chief Executive Officer




                                   By:   /s/ Biswarup Mukherjee
                                      ----------------------------
                                         Biswarup Mukherjee
                                         Executive Vice President and Chief
                                         Financial Officer



November 14, 1996