Form 10-Q
period 1996-12-31
CARVER BANCORP INC
filed 1997-02-14
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996.

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-21487

                              CARVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                   13-3904174
       --------                                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


75 WEST 125TH STREET, NEW YORK, NEW YORK                                10027
----------------------------------------                                -----
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (212) 876-4747
                                                            -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of stock outstanding of the latest practicable date.




               Class                        Outstanding at February 12, 1997
----------------------------------       ----------------------------------
    Common Stock, par value $.01                         2,314,275

                                    CONTENTS

                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
            December 31, and March 31, 1996 (unaudited)........................3

         Consolidated Statement of Operations for the Three and
            Nine Months Ended December 31, 1996 and 1995 (unaudited)...........4

         Consolidated Statement of Cash Flows for the Nine Months
            Ended December 31, 1996 and 1995 (unaudited).......................5

         Notes to Consolidated Financial Statements (unaudited)................6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Changes in Securities.......................................14

         Item 3.  Defaults upon Senior Securities.............................14

         Item 4.  Submission of Matters to Vote of Security Holders...........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits and Reports on Form 8-K............................14

SIGNATURES

                                      CARVER BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                                        AS OF                AS OF
                                                                                     DECEMBER 31,          MARCH 31,
                                                                                        1996                 1996
                                                                                    -------------       -------------

ASSETS
------

Cash and amounts due from depository institutions...........................        $  8,949,371        $  3,225,950

Federal funds sold..........................................................          10,700,000           6,800,000
                                                                                     -----------         -----------

Total cash and cash equivalents.............................................          19,649,371          10,025,950

Securities available for sale...............................................         107,240,830         114,328,245

Investment securities held to maturity, net
(estimated fair values of $6,662,000 and $8,814,000 at
   December 31, 1996 and March 31, 1996)....................................           6,675,181           8,937,075

Mortgage-backed securities held to maturity, net
(estimated fair values of  $113,751,000 and $129,813,000 at
 December 31, 1996 and March 31, 1996)......................................         115,791,084         131,105,405

Loans receivable, net.......................................................         103,791,623          82,608,065

Real estate owned, net......................................................              94,698             314,261

Property and equipment, net.................................................          11,130,984           9,956,981

Federal Home Loan Bank of New York stock, at cost...........................           2,435,000           3,120,000

Accrued interest receivable, net............................................           2,600,938           2,688,199

Excess of cost over net assets acquired, net................................           1,509,277           1,669,082

Other assets................................................................           1,228,084           2,904,078
                                                                                     -----------         -----------

    Total assets............................................................        $372,147,070        $367,657,341
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:

  Deposits..................................................................        $263,375,973        $256,951,883

  Securities sold under agreement to repurchase.............................          43,335,000          47,000,000

  Advances from Federal Home Loan Bank of New York..........................          25,400,000          25,400,000

  Other borrowed money......................................................           1,411,523           1,548,122

  Advance payments by borrowers for taxes and insurance.....................             670,502             483,055

  Other liabilities.........................................................           3,051,772           1,509,500
                                                                                     -----------         -----------

     Total liabilities......................................................        $337,244,770        $332,892,560
                                                                                     ===========         ===========

Stockholders' Equity:

  Preferred stock, $0.01 par value per share;
  1,000,000 shares authorized; none issued..................................                 --                   --


  Common stock, $0.01 par value per share; 5,000,000 shares
    authorized; 2,314,375 shares issued and outstanding.....................              23,144              23,144

  Additional paid-in capital................................................          21,314,060          21,436,235

  Retained earnings-substantially restricted................................          15,730,049          16,098,728

  Common stock acquired by Employee Stock Ownership Plan....................          (1,411,523)         (1,548,122)

  Unrealized (loss) net, on securities available for sale...................            (753,430)         (1,245,204)
                                                                                     -----------         -----------

Total stockholders' equity..................................................          34,902,300          34,764,781
                                                                                     -----------         -----------

              Total liabilities and stockholders' equity....................        $372,147,070        $367,657,341
                                                                                     ===========         ===========



                                 See Notes to Consolidated Financial Statements.

                                      CARVER BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                                                           Three Months Ended              Nine Months Ended
                                                               December 31,                   December 31,
                                                           1996          1995            1996             1995
                                                       --------------------------     ---------------------------

Interest income:

      Loans receivable............................     $2,017,551      $1,168,696    $ 5,557,667      $ 3,239,118

      Mortgage-backed securities..................      2,448,720       3,032,904      7,659,413        9,336,466

      Debt and equity securities..................      1,175,444       1,312,178      3,494,998        4,242,014

      Other interest-earning assets...............        128,242         369,275        478,027          916,072
                                                        ---------       ---------     ----------       ----------

      Total interest income.......................      5,769,957       5,883,053     17,190,105       17,733,670
                                                        ---------       ---------     ----------       ----------

Interest expense:

      Deposits....................................      2,100,702       2,109,071      6,282,634        6,323,860

      Advances and other borrowed money...........      1,034,650       1,237,460      3,117,571        4,033,712
                                                        ---------       ---------     ----------       ----------

         Total interest expense...................      3,135,352       3,346,531      9,400,205       10,357,572
                                                        ---------       ---------     ----------       ----------

Net interest income...............................      2,634,605       2,536,522      7,789,900        7,376,098

Provision for (recovery of) loan losses...........         51,254          75,000        135,895           60,944
                                                        ---------       ---------     ----------       ----------

Net interest income after provision for
  (recovery of) loan losses.......................      2,583,351       2,461,522      7,654,005        7,315,154
                                                        ---------       ---------     ----------       ----------

Non-interest income:

      Loan fees and service charges...............         52,946          16,381        154,275           62,427

      Other.......................................        184,912         126,720        693,620          364,691
                                                        ---------       ---------     ----------       ----------

       Total non-interest income..................        237,858         143,101        847,895          427,118
                                                        ---------       ---------     ----------       ----------

Non-interest expenses:

      Salaries and employee benefits..............        917,143         779,658      2,961,576        2,563,062

      Net occupancy expenses......................        317,327         228,591        853,130          764,671

      Equipment...................................        301,261         177,362        804,597          505,690

      Loss on foreclosed real estate..............          1,188          14,164          9,688           43,040

      Advertising.................................         54,308          79,027        133,530          161,442

      Federal deposit insurance premium...........        148,663         144,411        439,320          473,358

      Amortization of intangibles.................         53,268          55,672        159,805          176,629

      Legal expenses .............................         41,841         131,671        115,182          320,921

      Bank charges................................         81,715          85,405        260,781          212,664

      Security service............................         77,032          79,745        232,833          177,874

      SAIF assessment ............................              0               0      1,632,290                0

      Other.......................................        564,868         418,364      1,577,388        1,340,044
                                                        ---------       ---------     ----------       ----------

        Total non-interest expenses...............      2,558,614       2,194,070      9,180,120        6,739,395
                                                        ---------       ---------     ----------       ----------

Income (Loss) before income taxes.................        262,595         410,553       (678,220)       1,002,877

Income taxes (Benefit)............................        111,066         270,125       (309,541)         520,251
                                                                        ---------     ----------       ----------

Net income  (Loss)................................     $  151,529      $  140,428    $  (368,679)     $   482,626
                                                        =========       =========     ==========       ==========

Net income (Loss) per common share................          $0.07           $0.07         $(0.17)           $0.22
                                                        =========       =========     ==========       ==========

Weighted average number of common shares
outstanding.......................................      2,171,194       2,153,492      2,166,992        2,147,973
                                                        =========       =========     ==========       ==========


                                 See Notes to Consolidated Financial Statements.

                                       CARVER BANCORP, INC.AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                           December 31
                                                                          ---------------------------------------------
                                                                                        1996                   1995
                                                                                      --------                ------
Cash flows from operating activities:
Net income...............................................................          $  (368,679)          $   482,626
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment................              497,776               222,962
  Amortization of intangibles............................................              159,805               176,630
  Other amortization and accretion, net..................................              948,582               471,427
  Provision for (recovery of) loan losses................................              135,895                60,944
  Deferred income taxes..................................................              292,471               176,046
  Allocation of ESOP.....................................................              111,383               114,586
Changes in:
  Accrued interest receivable, net.......................................               87,261               230,009
  Refundable income taxes................................................                    0              (342,135)
  Other assets...........................................................            1,675,994               613,320
  Other liabilities......................................................                    0              (382,504)
                                                                                    ----------            ----------
     Net cash provided by operating activities...........................            3,540,488             1,823,911
                                                                                    ----------            ----------
Cash flows from investing activities:
  Purchase of securities available for sale..............................           (8,500,000)                    0
  Principal repayments on securities available for sale..................            4,264,055             2,076,207
  Proceeds from sale of securities available for sale....................           12,114,321                     0
Gain from sale of securities available for sale..........................               91,713                     0
  Purchase of investment securities held to maturity.....................              (50,000)                    0
  Proceeds from maturities and calls of investment
      securities held to maturity......................................              2,311,894             9,000,000
  Principal repayment on mortgage-backed securities
     held to maturity....................................................           15,049,089            17,773,908
  Net change in loans receivable.........................................          (21,199,581)          (10,927,846)
  Proceeds from sale of real estate owned................................              252,292                     0
  Loss from sale of real estate owned....................................               20,292                     0
    Additions to premises and equipment..................................           (1,766,080)           (4,415,659)
    Redemption of Federal Home Loan Bank stock...........................              685,000                     0
                                                                                    ----------            ----------
    Net cash (used in) provided by investing activities..................            3,272,995            13,506,610
                                                                                    ----------            ----------
Cash flows from financing activities:
  Net increase (decrease) in deposits....................................            6,424,090             6,149,279
  Repayment of securities sold under agreements to repurchase............          (67,000,000)                    0
  Repayment of advances from Federal Home Loan Bank of
    New York.............................................................                    0           (49,188,000)
   Securities sold under agreement to repurchase.........................           63,335,000            39,000,000
   Repayment of other borrowed money.....................................             (136,599)             (136,599)
Net increase in advance payments by borrowers for taxes and
   insurance ............................................................              187,447              (363,253)
                                                                                    ----------            ----------
Net cash provided by (used in) financing activities......................           (2,809,938)           (4,538,573)
                                                                                    ----------            ----------
Net increase (decrease) in cash and cash equivalents.....................           (9,623,421)           10,791,948
Cash and cash equivalents -- beginning...................................           10,025,950            11,817,805
                                                                                    ----------            ----------
Cash and cash equivalents -- ending......................................          $19,649,371           $22,609,753
                                                                                    ==========            ==========
Supplemental disclosure of non-cash activities: Unrealized Gain (loss) on securities available for sale:
    Unrealized Gain (loss)...............................................              927,875          $   (778,809)
    Deferred income taxes................................................              491,774               366,040
                                                                                    ----------           -----------
  Loans receivable transferred to real estate owned......................          $    32,729          $     11,869
                                                                                    ==========           ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest.............................................................          $11,595,424          $ 10,360,741
                                                                                    ==========           ===========
    Federal, state and city income taxes.................................          $   286,000          $    492,367
                                                                                    ==========           ===========


                                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Company" or "Bancorp") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the nine month period ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1997. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Carver Federal Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      REORGANIZATION INTO A HOLDING COMPANY

         On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of Carver Bancorp, Inc., a savings and loan holding company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of Bancorp common stock. The Bank's shareholders approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights, and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. At this time Bancorp conducts business as a unitary savings and loan holding company and the principal business of Bancorp consists of the operation of the Bank.

(3)      EARNINGS PER SHARE CALCULATION

         Net income per share for the three months and nine months ended December 31, 1995 and 1996 are calculated based on weighted average number of shares outstanding during the period.

(4)      CONTINGENCIES

         On February 6, 1995, the New York State Banking Department (the "Department") took possession of Nationar Trust Company ("Nationar"), a trust company owned by sixty-seven New York State savings banks. The Department will manage the business of Nationar until a suitable buyer is found. As of February 6, 1995, the Bank had invested $1,366,000 in federal funds and $600,000 in certificates of deposit, or a total of $1,966,000, with Nationar. This $1,966,000 investment was reclassified, net of a $256,000 allowance for estimated losses, to other assets on the Company's statement of financial condition. At a hearing on April 10, 1996, pursuant to the recommendation of the Superintendent of Banks of the Department (the "Superintendent"), the presiding judge entered an order directing the return of the $600,000 in certificates of deposit that had been deposited with Nationar. These funds were received plus interest, in early June 1996. Subsequently, the Bank received 40% of the $1,366,000 plus interest in July 1996 as part of its first distribution. The Bank received the balance along with interest of $20,609 in December 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic and market, legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, the ability of the Company to originate loans with attractive terms and acceptable credit quality and the ability of the Company to realize cost efficiencies.

FINANCIAL CONDITION

         Total assets at December 31, 1996 increased approximately $4.5 million, or 1.22%, to $372.1 million from $367.7 million at March 31, 1996. The increase was primarily attributable to an increase in loans receivable, federal funds sold and cash and amounts due from depository institutions, offset in part by decreases in securities available for sale, investment securities held to maturity and mortgage-backed securities held to maturity. Increases in loans receivable and decreases in each of the securities portfolios reflect management's efforts to restructure the Company's balance sheet and to significantly increase the Bank's loan portfolio.

         Mortgage-backed securities held to maturity decreased by $15.3 million, or 11.68%, to $115.8 million at December 31, 1996 from $131.1 million at March 31, 1996, reflecting the receipt of principal repayments on such securities. These repayments, and an increase in deposits, were used to originate loans and repay outstanding borrowings under reverse repurchase agreements from the Federal Home Loan Bank of New York ("FHLB") and other loans. Total cash and cash equivalents increased by $9.6 million or 95.99%, to $19.6 million at December 31, 1996 from $10.0 million at March 31, 1996. Securities available for sale decreased $7.0 million or 6.39% to $107.3 million at December 31, 1996 from $114.3 million at March 31, 1996, primarily due to the sale of $8.5 million of mutual funds and principal payments, which were partly offset by a decrease in unrealized loss of $492,000. Net loans receivable increased to $103.8 million at December 31, 1996 as compared to $82.6 million at March 31, 1996. The increase was due to increases in loan originations of one-to-four family, multifamily and commercial loans, which were in part offset by principal repayments.

         Total liabilities increased by $4.4 million, or 1.31%, from $332.9 million at March 31, 1996 to $337.2 million at December 31, 1996 as the result of increased deposits, offset in part by a decrease in securities sold under agreements to repurchase. Deposits increased $6.4 million, or 2.50%, to $263.4 million at December 31, 1996 from $256.9 million at March 31, 1996. Other liabilities, which consist of accounts payable, accrued interest on deposits, accrued taxes payable and automatic teller machine clearing accounts, increased to $3.0 million at December 31, 1996 from $1.5 million at December 31, 1995. This increase was primarily attributable to automatic teller machine clearing accounts. The Company used its excess liquidity to repay a portion of its borrowings.

         Stockholders' equity increased by $137,000, or 0.40%, to $34.9 million at December 31, 1996 from $34.8 million at March 31, 1996. Retained earnings at December 31, 1996 decreased $369,000, or 2.29%, to $15.7 million from $16.1 million at March 31, 1996, as a result of a loss for the nine months ended December 31, 1996 due to a one-time pre-tax assessment during the quarter ended September 30, 1996 of $1.6 million for the recapitalization of the Savings Association Insurance Fund ("SAIF") pursuant to the Deposit Insurance Funds Act of 1996 ("Funds Act"), which was enacted on September 30, 1996. At December 31, 1996, unrealized losses on securities available for sale (which are recorded net of deferred income taxes as a reduction to retained earnings) were approximately $753,000, a decrease of $492,000, or 39.49%, as compared to $1.2 million at March 31, 1996. The decrease in unrealized loss is attributable primarily to the lower interest rate environment, which has increased the value of the Company's portfolio of securities available for sale. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, such losses will not be reflected as a charge to earnings until the underlying securities are sold, and then only to the extent of the amount of loss, if any, actually realized at the time of sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         Net income for the three months ended December 31, 1996 increased by $5,000, or 3.55%, to $145,000 as compared to $140,000 for the three months ended December 31, 1995. The increase in net income was due to increases in net interest income and non-interest income, a decrease in the provision for loan losses and a decrease in income tax expense, partially offset by increased non-interest expense.

         Net interest income increased $98,000, or 3.87%, to $2.6 million for the three months ended December 31, 1996 as compared to $2.5 million for the three months ended December 31, 1995. The increase in net interest income is attributable to a $211,000, or 6.31%, decrease in interest expense, which was partially offset by a $113,000, or 1.92%, decrease in interest income.

         The Company's interest rate spread increased to 2.91% for the quarter ended December 31, 1996 from 2.72% for the quarter ended December 31, 1995 and net interest margin increased by 10 basis points over the same period. These increases are primarily due to an increase in higher yielding mortgage loans, a decrease in the cost of deposits and a decrease in the cost of borrowed funds. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.06x for the three months ended December 31, 1995 to 1.04x for the three months ended December 31, 1996 due to the receipt of principal payments on mortgage-backed securities and a reduction in the Company's investment portfolio, partially offset by an increase in loans receivable, as well as an increase in deposits and an increase in borrowed funds.

         Interest income decreased by $113,000 or 1.92, to $5.8 million for the three months ended December 31, 1996 from $5.9 million for the three months ended December 31, 1995. This decrease was primarily due to a decrease of 15 basis points in the average yield on interest-earning assets. Interest income from mortgage-backed securities decreased $584,000, or 19.27%, to $2.4 million for the three months ended December 31, 1996, compared to $3.0 million for the three months ended December 31, 1995. This decrease is primarily attributable to a decrease of $32.6 million in the average balance of mortgage-backed securities and a decrease of 14 basis points in the average yield on mortgage-backed securities. Income from investment securities and other interest-earning assets decreased by $378,000, or 22.47%, to $1.3 million during the three months ended December 31, 1996 as compared to $1.7 million for the same period in 1995. The average balance of investment securities and other interest-earning assets decreased by $10.9 million and the average yield on these assets decreased by 86 basis points. Interest income on loans receivable increased by $849,000, or 72.64%, to $2.0 million for the three months ended December 31, 1996, compared to $1.2 million for the three months ended December 31, 1995. This increase is primarily attributable to an increase in average loan portfolio balances of $44.2 million, partially offset by a decrease of 58 basis points in the average yield on the loan portfolio.

         Interest expense decreased by $211,000, or 6.31%, to $2.6 million for the three months ended December 31, 1996, as compared to $3.3 million for the same period in 1995. Interest expense on deposits decreased by $8,000 or 0.40% during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995, primarily due to a decrease in costs of deposits of 15 basis points, partially offset by an increase in average deposit balances of $10.4 million. The increase in average deposit balances is primarily attributable to interest credited to deposit accounts with the Bank. Interest expense on FHLB advances and other borrowings decreased to $1.0 million for the quarter ended December 31, 1996, from $1.2 million for the same period in 1995. The decrease is attributable to a decrease in average borrowings of $4.7 million and a decrease in the average cost of borrowings of 73 basis points.

         During the three months ended December 31, 1996, the provision for loan losses was $51,000, compared to a $75,000 provision for the three months ended December 31, 1995. The provision for loan losses attributable to possible losses on real estate loans was $16,000 and the provision for possible losses attributable to credit card losses was $35,000. The decrease in the provision for loan losses is primarily due to an increase in the provision for the corresponding period in 1995, as a result of increased provisions attributable to credit quality concerns relating to loan participations purchased from TASCO (Thrift Association Service Corporation). During the three months ended December 31, 1996, the Bank's net charge-off (recovery) was $0; accordingly, as a result of the provision for loan losses, the allowance for loan losses increased from $980,000 at September 30, 1996 to $1.03 million at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans at December 31, 1996 was 19.37% compared to 20.65% at September 30, 1996.

         Non-interest income increased by $95,000, or 66.22%, to $238,000 for the three months ended December 31, 1996 as compared to $143,000 for the three months ended December 31, 1995. The increase was due primarily to an increase in other non-interest income from $127,000 to $185,000, which is primarily attributable to increased loan and service fee charges associated with increased loan volume.

         Non-interest expenses were $2.6 million for the three months ended December 31, 1996, an increase of $365,000 or 16.62%, from $2.2 million for the same period in 1995. The increase principally reflects an increase of $137,000 or 17.64% in salaries and employee benefits expense, due to ordinary increases in salary, increased amortization of expense for the Bank's Management Recognition Plan and ESOP expense. Non-interest expenses also reflect an increase of $89,000 or 38.82% in net occupancy expense due to Bank's new headquarters, the renovation of two branches and the consolidation of the Jamaica branch into the St. Albans branch in November 1996, which was done as part of the Company's ongoing efforts to reduce operating costs and increase profitability. The equipment expense increased by $124,000 or 69.86% due to increased depreciation and maintenance cost for new furniture, fixtures, computers for the Bank's new headquarters and certain branches. Miscellaneous other expenses increased by $147,000 or 35.02% due to increased appraisal and inspection fees, loan service fees, stationery and supplies, and insurance. These increases in non-interest expenses were partially offset by a decrease of $25,000 in advertising expense.

         Income tax provision for the three months ended December 31, 1996 was $111,000 compared to $270,000 for the three months ended December 31, 1995 resulting from pre-tax income of $263,000. The Company's effective tax rates were 42.30% and 65.80% for the three months ended December 31, 1996 and 1995, respectively.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         Net income for the nine months ended December 31, 1996 decreased by $851,000, or 176.39%, to a loss of $369,000, as compared to income of $483,000 for the same period in 1995. This decrease was primarily attributable to a one-time pre-tax assessment of $1.6 million for the recapitalization of SAIF, pursuant to the Funds Act. The decrease also reflects an increase in non-interest expense which offset increases in net interest income after provision for loan losses and non-interest income. Excluding the one-time SAIF assessment, net income for the nine month period would have been $518,000.

         Net interest income increased $414,000, or 5.61%, to $7.8 million for the nine months ended December 31, 1996 as compared to $7.4 million for the nine months ended December 31, 1995. The increase in net interest income was attributable to a $957,000, or 9.25%, decrease in interest expense which was partially offset by a $544,000, or 3.07%, decrease in interest income.

         The Company's interest rate spread increased from 2.60% for the nine months ended December 31, 1995 to 2.86% for the nine months ended December 31, 1996 and its net interest margin increased by 18 basis points. These increases are primarily due to a lower cost of funds which primarily reflect lower market interest rates as well as a reduction in higher cost borrowings and a corresponding increase in lower cost deposits. The interest rate spread also reflects the replacement of mortgage backed securities with higher yielding loans. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.06x for the nine months ended December 31, 1995 to 1.05x for the nine months ended December 31, 1996 due to lower average interest-earning assets and higher average interest-bearing liabilities.

         Interest income decreased to $17.2 million for the nine months ended December 31, 1996, from $17.7 million for the nine months ended December 31, 1995. This decrease was primarily due to a decrease in average interest-earning assets of $2.5 million and a decrease of 16 basis points in the average yield on interest-earning assets. Interest income from mortgage-backed securities decreased $1.7 million, or 17.97%, to $7.7 million for the nine months ended December 31, 1996, compared to $9.3 million for the nine months ended December 31, 1995. This decrease is primarily attributable to a decrease in average balances of mortgage-backed securities, supplemented by a 10 basis point decrease in the average yield on mortgage-backed securities. Income from debt and equity securities and other interest-earning assets decreased by $1.2 million, or 22.98%, to $4.0 million during the nine months ended December 31, 1996 as compared to $5.2 million for the same period in 1995. Average debt and equity securities and other interest-earning assets decreased by $1.2 million, and the average yield on these assets decreased by 98 basis points. Interest on loans receivable increased by $2.3 million, or 71.58%, to $5.6 million for the nine months ended December 31, 1996, compared to $3.2 million for the nine months ended December 31, 1995. This increase is primarily attributable to an increase in average loans receivable of $39.7 million, partially offset by a decrease of 38 basis points in the average yield on loans receivable. Interest income on other interest-earning assets, which consist of federal funds sold and interest on the Bank's deposits in correspondent banks decreased to $478,027 for the nine months ended December 31, 1996 from $916,000 for the corresponding period in 1995. This decrease is primarily attributable a decline of $8.3 million in the average balances in those accounts as well as a decline of 35 basis points in the average yield.

         Interest expense decreased to $9.4 million for the nine months ended December 31, 1996 as compared to $10.4 million for the same period in 1995. Interest expense on deposits decreased by $41,000 or 0.66% for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995, primarily due to a decrease in the average cost of funds of 14 basis points, partially offset by an increase in average deposit balances of $9.4 million. The increase in the average balance of deposits is primarily attributable to interest credited to deposit accounts in the Bank. Interest on FHLB advances and other borrowed funds decreased to $3.1 million for the nine months ended December 31, 1996 from $4.0 million for the same period in 1995. The decrease is attributable to a decrease in average borrowings by $6.5 million supplemented by a decrease in the average cost of borrowings of 111 basis points.

         During the nine months ended December 31, 1996 provision for loan losses was $136,000, compared to a $61,000 provision for loan losses for the nine months ended December 31, 1995. Of the $136,000, $74,000 was attributable to possible losses on real estate loans and $62,000 was attributable to possible credit card losses. In addition, the Bank had net charge-offs during the nine months ended December 31, 1996 of $311,000, most of which was due to charge-offs that occurred during the quarter ended June 30, 1996. The net charge-off for the nine month period resulted in a net decrease in the allowance for loan losses from $1.2 million at March 31, 1996 to $1.03 million at December 31, 1996. The ratio of the allowance for loan losses to non-performing loans at December 31, 1996 was 19% compared to 37% at March 31, 1996.

         Non-interest income increased by $421,000 or 98.52%, to $848,000 for the nine months ended December 31, 1996 as compared to $427,000 for the nine months ended December 31, 1995. The increase was primarily due to the gain of $75,000 on sales of GNMA securities from the Company's securities available for sale portfolio and increases in loan fees and service charges and other non-interest income. Other non-interest income increased by $329,000, or 90.10%, to $694,000 at December 31, 1996 from $365,000 at December 31, 1995. This increase is primarily attributable to lapsed loan commitment fees and service fee charges associated with increased loan volume. In addition, the increase in non-interest income also reflects $35,000 in interest income recovered in connection with the receipt of funds from the Superintendent that were previously held by Nationar.

         Non-interest expenses were $9.2 million for the nine months ended December 31, 1996, an increase of $2.4 million, or 36.22% from $6.7 million for the same period in 1995. The increase principally reflects a $1.6 million one-time pre-tax assessment for the recapitalization of the SAIF pursuant to the Deposit Funds Act. Excluding the SAIF assessment, total non-interest expense would have been $7.6 million; in addition, the increase in non-interest expense reflects an increase of $399,000 or 15.55% in salaries and employee benefits expense due to increases in salary, increased amortization of expense for the Bank's Management Recognition Plan, an increase of $299,000, or 59.11% in equipment expenses reflecting increased depreciation and maintenance cost for new furniture, fixtures and computers for the Bank's new headquarters and certain branches, and an increase of $55,000, or 30.90% in security service expense due to the Bank's new headquarters. These increases were offset in part by declines in advertising, legal, and federal deposit insurance premium expenses.

         Income tax expense (benefit) for the nine months ended December 31, 1996 was a benefit of $310,000 as compared to a $520,000 expense for the nine months ended December 31, 1995 due to the net loss for the nine months ended December 31, 1996. The Company's effective tax rates were 45.64% and 51.88% for the nine months ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and the scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         The Company's most liquid assets are cash and cash equivalents and short-term investments including mutual funds. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1996, the Company's cash and cash equivalents totaled $19.6 million, compared to $10.0 million at March 31, 1996. The increase in cash and cash equivalents primarily reflects the sale of mutual fund shares, the proceeds of which are to be used to fund loan originations. For additional information about cash flows from the Company's operating, financing and investing activities, see the Consolidated Statements of Cash Flows included herein.

         The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At December 31, 1996, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at December 31, 1996 and March 31, 1996.



                                                              AT DECEMBER 31, 1996            AT MARCH 31, 1996
                                                              --------------------            -----------------

                                                             AMOUNT        % OF ASSETS      AMOUNT    % OF ASSETS
                                                             ------        -----------      ------    -----------

                                                                           (Dollars in thousands)

TANGIBLE CAPITAL:

Tangible Capital                                             $ 30,100          8.19%        $33,462        9.13%

Tangible Capital Requirement                                    5,510          1.50%          5,495        1.50%
                                                               ------          ----           -----       -----

Excess Above Requirement                                     $ 24,590          6.69%         27,967        7.63%

CORE CAPITAL:

Core Capital                                                  $30,154          8.21%         33,522        9.15%

Core Capital Requirement                                       11,021          3.00%         10,992        3.00%
                                                               ------          ----          ------        ----

Excess Above Requirement                                      $19,133          5.21%        $22,530        6.15%

RISK BASED CAPITAL:

Risk Based Capital                                            $30,421         30.89%        $33,801       28.06%

Risk Based Capital Requirement                                  7,878          8.00%          9,638        8.00%
                                                                -----          ----           -----        ----

Excess Above Requirement                                      $22,543         22.89%        $24,163       20.06%



RECENT LEGISLATION -- RECAPITALIZATION OF SAIF -- DEPOSIT INSURANCE

         For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits. In contrast, institutions insured by the FDIC's Bank Insurance Fund (the "BIF") that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits.

         In response to the disparity between the SAIF and BIF assessments, the Deposit Insurance Funds Act of 1996 was enacted on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits were assessed a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits. The special assessment was payable on November 27, 1996. The Funds Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the Bank recorded an accrual for the special assessment of $1.6 million at September 30, 1996. The impact on operations, net of related tax effects, reduced reported earnings by $893,000 for the quarter ended September 30, 1996.

         As a result of the Funds Act, the SAIF was recapitalized in the last quarter of 1996, and the FDIC reduced the assessment rates for the SAIF. For the semi-annual period beginning January 1, 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same as the schedule of assessment rates for the BIF. The Funds Act also expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for the FICO payments imposed on BIFassessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 will be 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

         The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997. Two bills have been introduced in Congress to eliminate the federal thrift charter, with one requiring the federal thrift to convert to a bank charter and the other giving the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association, but no determination has been made as to the enactment of either bill.

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

         Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning April 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning April

1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of March 31, 1996 over (a) the greater of the balance of such reserves as of March 31, 1988 or (b) an amount that would have been the balance of such reserves as of March 31, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning April 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding April 1, 1996. This legislation will result in no recapture of bad debt reserves for the Bank.

         The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve. Although New York City is presently addressing conforming its tax law regarding bad debts to New York State's tax law, it has not, to date, enacted similar legislation.

PART II.  OTHER INFORMATION
          -----------------

         ITEM 1.    LEGAL PROCEEDINGS

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. At December 31, 1996, except as set forth below, there were no legal proceedings to which the Bank or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

         STOCKHOLDER LITIGATION

         On April 5, 1995, a class action was filed against Carver in federal court alleging that the Offering Circular used in the Bank's conversion to a stock-form institution was materially false and misleading. The suit, which management thinks is without merit and will vigorously defend, seeks rescission, restitution and unspecified damages.

         On January 2, 1996, the United States District Court for the Southern District of New York dismissed the class action encaptioned DOUGHERTY V. CARVER FEDERAL SAVINGS BANK for lack of subject matter jurisdiction. The class action complaint contained allegations of material misrepresentations and omissions of material facts in the Bank's prospectus for its initial public offering and the failure to have the appraisal of the Bank's shares prepared by an independent appraiser. By separate order on the same date, the court made its ruling applicable to GOMBERG V. CARVER FEDERAL SAVINGS BANK and UMINER V. CARVER FEDERAL SAVINGS BANK, two other class actions filed in the Southern District of New York which asserted claims essentially identical to those asserted in the Dougherty suit. The plaintiffs in DOUGHERTY V. CARVER FEDERAL SAVINGS BANK appealed to the United States Court of Appeals for the Second Circuit. The oral argument of this appeal was heard on September 4, 1996, at which time the Court of Appeals reserved decision. Since that date the Court of Appeals has requested amicus curie briefs of the Office of Thrift Supervision and the Securities and Exchange Commission. Amicus briefs were filed by both regulatory agencies in November of 1996 and all parties are presently awaiting the decision of the United States Court of Appeals.

         ITEM 2. CHANGES IN SECURITIES

         None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

         ITEM 5. OTHER INFORMATION

         None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibit 11.  Statement regarding Computation of Per Share
                                  Earnings.
                     Exhibit 27.  Financial Data Schedule.

                 (b) REPORTS ON FORM 8-K.

                     The Company filed a Form 8-K on October 18, 1996 to report, pursuant to Items 5 and 7, the reorganization of the Bank as a wholly-owned subsidiary of the Company.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 CARVER BANCORP, INC.
                                 --------------------------------------
                                 (Registrant)




February 13, 1997          By:   /s/ Thomas L. Clark, Jr.
                                 --------------------------------------
                                 Thomas L. Clark, Jr.
                                 President and Chief Executive Officer




February 13, 1997          By:   /s/ Biswarup Mukherjee
                                 --------------------------------------
                                 Biswarup Mukherjee
                                 Executive Vice President and Chief Financial
                                 Officer