Form 10-K405
period 1997-03-31
CARVER BANCORP INC
filed 1997-06-30
CIK 1016178

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM 4/1/96 TO 3/31/97

                        COMMISSION FILE NUMBER: 0-21487

                              CARVER BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                 13-3904174
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
                   INCORPORATION                         IDENTIFICATION NO.)
                 OR ORGANIZATION)

     75 WEST 125TH STREET, NEW YORK, NEW YORK                   10027
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 876-4747

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE
                 (TITLE OF CLASS)                  (NAME OF EACH EXCHANGE ON WHICH
                                                             REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X      NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 31, 1997, there were 2,314,275 shares of Common Stock of the registrant issued and outstanding, of which 2,111,321 shares were held by non-affiliates on such date, with an aggregate market value of approximately $20.3 million (based on the closing sales price of $9 5/8 per share of the registrant's Common Stock on May 30, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.
================================================================================

EXPLANATORY NOTE

     This Annual Report on Form 10-K contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Registrant that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic and market, legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Registrant's operations and investments, the ability of the Registrant to originate loans with attractive terms and acceptable credit quality, and the ability of the Registrant to realize cost efficiencies.

ITEM 1.  BUSINESS.

GENERAL

CARVER BANCORP, INC.

     Carver Bancorp, Inc. (the "Holding Company"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

     The Holding Company's executive offices are located at the home office of the Company at 75 West 125th Street, New York, New York 10027. The Holding Company's telephone number is (212) 876-4747.

CARVER FEDERAL SAVINGS BANK

     The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at 53 West 125th Street in New York City, at which time, the Bank obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York ("FHLB"). The Bank converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share.

     Carver Federal was founded to provide an African-American operated institution where residents of under served communities could invest their savings and obtain credit. Carver Federal's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Carver has undertaken a restructuring of its balance sheet and is now placing primary emphasis on its whole loan portfolio through direct lending, as well as the purchase of whole loans. As a result of this effort, the loan portfolio is expected to substantially increase as a percentage of total assets. Therefore, Carver's future earnings will be derived more from direct lending and purchase activities than from investing in securities. Carver is also continuing its strategy of growth by leveraging its strong capital position through increased average borrowings to fund increases in average interest-earning assets. Based on asset size as of March 31, 1997, Carver Federal is the largest minority-run financial institution in the United States.

LENDING ACTIVITIES

     General. Carver's principal lending activity is the origination of residential mortgage loans for the purpose of purchasing or refinancing one- to -four family and multi-family residential properties. Carver also originates or participates in loans for the construction or renovation of commercial property and residential housing developments and occasionally originates permanent financing upon completion. In addition, Carver originates consumer loans secured by deposits, second mortgages on residential property, or automobiles, as well as unsecured personal loans and occasionally originates loans secured by commercial and nonresidential real estate.

     During the past fiscal year Carver has concentrated on increasing its lending activities with emphasis placed on mortgage lending. Carver has continued to originate fixed-rate, one- to four-family mortgage loans to service its retail customers. To compliment this activity and as part of Carver's overall strategy to increase its loan portfolio as a percentage of total assets, Carver also has engaged in significant loan purchases during the past fiscal year. At March 31, 1997, one- to four-family mortgage loans totaled $140 million, or 67.94%, of Carver's total gross loan portfolio, multi-family loans totaled $19.9 million or 6.94% of the total gross loans, non-residential loans totaled $22.0 million or 10.88% of total gross loans and construction loans totaled $14.3 million or 6.98% of total gross loans. In addition, after the close of the year ended March 31, 1997 ("fiscal 1997"), the Company purchased an additional $32 million of one- to four-family mortgage loans. Carver's total net mortgages loans receivable were $197.9, at March 31, 1997, as compared to, $79.1 million at March 31, 1996, an increase of 148%. Carver's net loan portfolio as a percentage of total assets increased to 46.72% at March 31, 1997 from 22.47% at March 31, 1996.

     Carver intends to continue monitoring the interest rate environment, prepayment activity, interest rate risk and other market factors in developing its products and strategy with respect to the volume and pricing of its lending activities.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of Carver's loan portfolio by type of loan at the dates indicated.

                                                                          AT MARCH 31,
                                  ---------------------------------------------------------------------------------------------
                                        1997                1996               1995               1994               1993
                                  -----------------   ----------------   ----------------   ----------------   ----------------
                                   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                  --------  -------   -------  -------   -------  -------   -------  -------   -------  -------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family............ $139,961   67.94%   $58,547   69.23%   $31,572   61.63%   $32,302   59.93%   $37,355   64.05%
  Multi-family...................   19,936    9.68     2,490     2.94     2,165     4.23     2,384     4.42     2,726     4.67
  Nonresidential.................   22,415   10.88    11,138    13.18     8,660    16.90     8,862    16.45     9,157    15.70
  Construction...................   14,386    6.98     6,971     8.24     3,179     6.21     3,932     7.30     1,899     3.26
Consumer and commercial business
  loans:
  Savings accounts...............      955     .46     1,011     1.20     1,099     2.14     1,209     2.24     1,576     2.70
  Student education..............      975     .48     1,162     1.37     1,346     2.63     1,457     2.70     1,729     2.96
  Other(1).......................    7,380    3.58     3,244     3.84     3,209     6.26     3,749     6.96     3,886     6.66
                                  --------  ------    -------  ------    -------  ------    -------  ------    -------  ------
                                   206,008  100.00%   84,563   100.00%   51,230   100.00%   53,895   100.00%   58,328   100.00%
                                            ======             ======             ======             ======             ======
Add:
  Premium on loans...............    1,805               882                366                537                560
Less:
  Loans in process(2)............   (6,854)           (1,406)            (1,853)            (1,911)              (439)
  Deferred fees and loan
    discounts....................     (795)             (225)              (208)              (233)              (319)
  Allowance for loan losses......   (2,246)           (1,206)            (1,075)            (1,268)            (1,597)
                                  --------            -------            -------            -------            -------
        Total.................... $197,918            $82,608            $48,460            $51,020            $56,533
                                  ========            =======            =======            =======            =======

---------------

(1) Other loans include second mortgage, home equity, personal, auto, credit cards and commercial business loans.

(2) Represents undisbursed funds under construction loans.

       Loan Maturity Schedule. The following table sets forth information at March 31, 1997 regarding the dollar amount of loans maturing in Carver's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver's actual repayment experience to differ from that shown below.

                             DUE DURING THE YEAR       DUE AFTER       DUE AFTER       DUE AFTER
                              ENDING MARCH 31,         3 THROUGH       5 THROUGH       10 THROUGH      DUE AFTER
                          -------------------------  5 YEARS AFTER   10 YEARS AFTER  20 YEARS AFTER  20 YEARS AFTER
                           1998      1999     2000   MARCH 31, 1997  MARCH 31, 1997  MARCH 31, 1997  MARCH 31, 1997   TOTAL
                          -------   ------   ------  --------------  --------------  --------------  --------------  --------
                                                                    (IN THOUSANDS)
Real Estate loans:
  One- to four-family...  $21,783   $   52   $8,548     $ 11,236         $2,279          $1,803         $ 94,260     $139,961
  Multi-family..........      997      140       41          895          1,836           3,678              349       19,936
  Nonresidential........    2,762      785      302       11,334             89             538            6,605       22,415
  Construction..........   14,386       --       --           --             --              --               --       14,386
Consumer and commercial
  business loans:
  Savings accounts......      955       --       --           --             --              --               --          955
  Student education.....       --       --       --           --            975              --               --          975
  Other.................    2,227       --      799        4,184             --              --                5        7,380
                          -------   ------   ------      -------         ------          ------         --------     --------
        Total...........  $43,110   $1,147   $9,690     $ 39,649         $5,179          $6,019         $101,214     $206,008
                          =======   ======   ======      =======         ======          ======         ========     ========

     The following table sets forth, at March 31, 1997, the dollar amount of loans maturing subsequent to the year ending March 31, 1998 which have predetermined interest rates and floating or adjustable interest rates.

                                                 PREDETERMINED     FLOATING OR
                                                     RATE        ADJUSTABLE RATES    TOTAL
                                                 -------------   ----------------   --------
                                                               (IN THOUSANDS)
    Real estate loans:
      One- to four-family......................     $17,143          $100,271       $117,414
      Multi-family.............................      17,598             1,341         18,939
      Nonresidential...........................      17,638             2,380         20,018
      Construction.............................          --                --             --
    Consumer and commercial business loans:
      Savings accounts.........................          --                --             --
      Student education........................         513               462            975
      Other....................................       5,153               399          5,552
                                                    -------          --------       --------
              Total............................     $58,045          $104,853       $162,898
                                                    =======          ========       ========

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     One- to Four-Family Residential Lending. Traditionally, Carver's lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Carver's market area. The Company periodically purchases first mortgages on existing one- to four-family residences to augment originations. See "-- Purchases of Loans."

     Carver originates individual one- to four-family residential mortgage loans in amounts that range between $28,000 and $1,000,000. At March 31, 1997, $140 million, or 67.94%, of Carver's total loans were secured by one- to four-family residences. At March 31, 1997 110.1 million, or 78.64%, of Carver's one- to four-family residential loans had adjustable interest rates, and $29.9 million, or 21.36%, had fixed rates.

     Carver's one- to four-family residential mortgage loans generally are for terms of 25 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

     The Bank's lending policies generally limit the maximum ratio ("LTV") on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. The maximum LTV ratio on mortgage loans secured by non-owner-occupied properties is limited to 80%. Under a special loan program the loan to- value ratio may go to 100%. This special loan program consists of loans originated and sold to State of New York Mortgage Agency ("SONYMA") secured by detached single family homes purchased by first time home buyers.

     Carver's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to Federal National Mortgage Association ("FNMA") or SONYMA in the secondary market. The Bank originates fixed-rate loans that qualify for sale, and from time to time has sold such loans, to FNMA since 1993 and to SONYMA since 1984. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse, on a servicing retained basis to FNMA and on a servicing released basis to SONYMA. All loans, whether held in portfolio or serviced after sale, are serviced by outside sub-servicers. At March 31, 1997, the Company, through its sub-servicers, was servicing approximately $4.3 million of loans.

     Carver offers one-year, three-year, five/one and five/three-year adjustable-rate, one- to four-family residential mortgage loans. These loans are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually, one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the one-year adjustable-rate mortgage and five percentage points over the life of a three-year adjustable-rate mortgage.

     The retention of adjustable-rate loans in the Company's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. In order to mitigate such risk, the Bank qualifies borrowers at a rate equal to two percentage points above any discounted introductory rate on one year adjustable rate mortgage loans ("ARMs"), one percentage point above any discounted introductory rate on three-year ("ARMs") and at the discounted introductory rate on five/three ("ARMs"). In addition, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed-rates. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

     Multi-Family Real Estate Lending. Carver increased its origination of multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity and repricing, than could be obtained from one- to four-family mortgage loans. Multi-family property lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

     The Bank has emphasized a highly competitive multi-family mortgage loan product, which has enabled the Bank to expand its presence in the multi-family lending market in the New York City area. Carver offers competitive rates with flexible terms which make the product very attractive. These factors have combined for substantial growth in this loan category.

     To obtain the highest asset quality in its multi-family lending activities Carver has established conservative underwriting guidelines. In many cases the Company requires that the borrower reside in the subject property. Carver's multi-family product guidelines require: a low LTV typically LTVs do not exceed 65% and in no case exceed 70%. The Bank requires a high debt coverage ratio ("DCR"), which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. The underwriting guidelines stipulate minimum DCR is 1.20% for all multi-family loans without exception. The product is designed for, and the Company seeks to lend to borrowers that are experienced in real estate management. On a case by case basis, the Company will consider loan requests from inexperienced borrowers who are purchasing a multi-family property as their primary residence. In these instances the borrowers are required to take a Bank approved property management course prior to closing.

     Carver originates the bulk of its multi-family residential mortgage loans for apartment buildings of 15 units or more and 5-10 unit owner occupied residential properties. Carver originates multi-family mortgage loans for smaller buildings on a case by case basis. Pursuant to regulation, Carver's maximum loan amount for an individual loan is $4.5 million. In addition, it is Carver's policy that the maximum loan amount may not exceed 70% of the lowest value established by the appraised value and the purchase price (the lower value). The Company's normal practice is to sell participation interests in loans in excess of $3.0 million to other lenders in the New York metropolitan area.

     Carver originates multi-family mortgage loans that generally amortize on the basis of a 10-, 15-, 20-, 25-or 30-year period but require a balloon payment after the first five years. If a ballooning multi-family mortgage has performed according to the loan agreement and the property value is unchanged, Carver's practice is to extend an opportunity for the borrower to roll-over the outstanding balance at the current rate for another five-year period. The Bank has recently started originating fifteen-year fixed rate loans. At March 31, 1997, multi-family loans totaled $19.9 million and comprised 9.68% of Carver's gross loan portfolio. The largest of such loans outstanding was a $1.6 million loan on a multi-family apartment building located in the New York City borough of Manhattan. This loan was performing at March 31, 1997.

     Commercial Real Estate Lending (Nonresidential). Carver's nonresidential real estate lending activity is predominantly loans for the purpose of refinancing of commercial office and retail space in its immediate service area. Carver has expanded its presence in the commercial (non-residential) real estate mortgage lending market over past 12 months. Commercial (non-residential) lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

     Carver originates commercial real estate first mortgage loans in its service area. These mortgages are predominantly on the well established larger office buildings and retail properties in the community in which the Bank's offices are located. As with its multi-family lending, in most cases Carver requires that the borrower maintain some form of occupancy at the subject property, either in the form of operating their primary business from the subject property or residing in the subject property in the case of mixed-use real estate. Carver's maximum LTV on commercial real estate mortgage loans is 65%. The minimum DCR is 1.30%. The Bank requires properties must be managed and operated by established professional commercial real estate property management. In addition, Carver requires rent assignments from all tenants leasing in the subject property.

     At March 31, 1997, commercial real estate mortgage loans (including churches) totaled $22.4 million, or 10.88% of the gross loan portfolio. These loans generally have 5-, 7- or 10-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 65% loan-to-value ratio. At March 31, 1997, commercial loans only totaled $10.0 million, or approximately 0.50% of Carver's gross loan portfolio. The largest of such loans outstanding was a $4.50 million loan secured by an office building located in the New York City borough of Manhattan. This loan was performing at March 31, 1997.

     Construction Lending. Carver also offers construction loans to qualified developers for construction of one- to four-family residences in the Bank's market area. The Bank's construction lending consist of loans to churches and other non-profit organizations and for the construction of new one- to four-family residential units. Typically, the Bank has emphasized lending to individuals to refurbish or rehabilitate multi-family dwellings or church buildings and construction of planned residential developments. Occasionally, the Bank will lend for the construction of a church affiliated school or community center and for the construction of other community service facilities. The Bank does not lend to private developers for speculative single-family housing construction. The Bank currently originates construction loans primarily for the construction of churches, multi-family buildings, planned residential developments, community service facilities and affordable housing programs. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing commercial properties, except the loans generally provide for disbursement in stages during a construction period from 12 to 24 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum LTV of 70%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction loans generally require repayment in full upon the completion of construction, the Bank typically makes construction loans with the intent to convert to permanent loans following completion of construction.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than required for one- to four-family mortgage loans.

     At March 31, 1997, the Bank had $14.4 (including $6.8 million of undisbursed funds) million in construction loans outstanding, comprising 6.98% of the Bank's gross loan portfolio. The largest of such loans outstanding was a $1.8 million loan to a developer, secured by a residential development which contains 22 2-family homes which are substantially completed and are located in the New York City borough of Brooklyn. This loan was not performing at March 31, 1997. See "Asset Quality -- Nonperforming Assets."

     Church Lending. Historically, Carver has been the New York City area leader in the origination of loans to churches. The Bank provides construction financing for churches and generally provides permanent financing upon completion. Under the Bank's current loan policy, the maximum loan amount for such lending is $1.0 million, larger loan amounts are considered on a case by case basis. Loans to churches generally average approximately $300,000. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. As a general matter, Carver will obtain a first mortgage on the underlying real property and personal guarantees of key members of the congregation and will also require the church to obtain key person life insurance on specific members of the church's leadership.

     Management believes that Carver remains a leading lender to churches in its market area. At March 31, 1997, loans to churches totaled $12.4 million, or approximately 6.02% of the Bank's gross loan portfolio and are included in the Bank's commercial real estate and construction loan portfolios. The largest of such loans outstanding was a $1.75 million construction loan to a church located in the New York City borough of the Bronx. This loan was performing according to the terms of the loan at March 31, 1997.

     Loans secured by real estate owned by religious organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the church's financial condition, requiring personal guarantees of church leaders or key person life insurance on the pastor of the congregation, limiting the size of such loans and establishing the quality of the collateral securing the loan. Asset quality in the church loan category has been exceptional throughout Carver's history.

     Consumer Lending. During fiscal 1997, Carver has continued to emphasize consumer lending. The Bank's consumer loans primarily consist of loans secured by deposit accounts at the Bank, government-guaranteed loans to finance higher education (some of which are sold in the secondary market), automobile loans, personal loans, home equity loans or second mortgages on single-family residences in the Company's market area. At March 31, 1997, the Bank had approximately $5.0 million in consumer loans, or 0.29% of the Bank's gross loan portfolio.

     Carver makes loans secured by deposits for up to 90% of the amount of the deposit. The interest rate on these loans generally is 10.00%, and interest is billed on a monthly basis. These loans are payable on demand, and the deposit account must be pledged as collateral to secure the loan. The Bank originates consumer loans secured by deposits, second mortgages on residential property, or automobiles, as well as unsecured personal loans and occasionally originates loans secured by commercial and nonresidential real estate. The Bank also originates second mortgage loans secured by the borrower's residence. These loans, combined with the first mortgage loan, are limited to 75% of the appraised value of the residence.

     Carver has participated in the Federal Family Education Loan Program since 1964. The Bank's student loans are guaranteed by the New York Higher Education Service Corporation, an independent agency of the State of New York. At March 31, 1997, the student loan portfolio totaled approximately $975,000, or 0.48% of the Bank's loan portfolio.

     On March 1, 1996, Carver began its credit card operations, through the Bank's wholly-owned subsidiary, CFSB Credit Corp., issuing both secured, unsecured and business Visa-cards and MasterCard-cards. The interest rate on these credit cards is generally 4.50% above the Wall Street Journal Published Prime Lending Rate. As of March 31, 1997 the Bank had over 2,000 cards issued with lines of credit outstanding and an aggregate outstanding balance of 2.6 million.

     Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver, and a borrower may be able to assert claims and defenses against Carver which it has against the seller of the underlying collateral. In underwriting consumer loans, Carver considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The Bank's risks associated with consumer loans are further minimized by the modest amount of consumer loans made by the Bank that are not secured by certificates of deposit or otherwise guaranteed as to repayment. At March 31, 1997 the Bank had $1.4 million in unsecured personal loans or 0.17% of the Bank's gross loan portfolio.

     Commercial Business Loans. The Bank also makes a limited number of commercial business loans, which may be secured in full by passbook and/or certificate of deposit accounts. In addition, other commercial business loans were granted that may be secured in part by government guarantees or other collateral. From time to time, on a case-by-case basis, the Bank also makes unsecured commercial business loans. At March 31, 1997, the Bank had $3.1 million in commercial business loans outstanding, of which the largest loan was a revolving line of credit for $1.0 million as a participation loan with another New York based thrift institution secured by one-to-four family houses that are bought, renovated and sold to individual home buyers from time to time. The second largest loan was to a church for $600,000 secured in full by a $600,000 certificate of deposit. Other loans were granted to individual businesses under the SBA program for $422,000 which have an 80% federal government guarantee.

     Loan Processing and Approval. Carver loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive either salary, salary plus commission or commissions. Loan application forms are available at each of the Bank's offices. Carver also originates mortgage and Small Business Administration ("SBA") Loans from its loan center located next to the Bank's Chelsea Office.

     Completed mortgage loan applications are reviewed by the loan origination office located in the Bank's loan center located next to the Bank's Chelsea Office. All applications are forwarded to the processing department located in the Main Office. Applications for all fixed-rate one- to four-family real estate loans are underwritten in accordance with FNMA and SONYMA guidelines, and all of the loan applications for other types of loans are underwritten in accordance with the Bank's own comparable guidelines, as stated in the Bank's lending policy which are comparable to those of FNMA and SONYMA.

     Upon receipt of a completed loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a fee appraiser approved by the Bank.

     It is Carver's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance.

     The Board of Directors has the overall responsibility and authority for general supervision of Carver loan policies. The Board has established written lending policies for the Bank. The Bank's chief lending officer has authority to approve all consumer loans below $50,000, the President has authority to approve such loans below $100,000, and the executive committee of the Board of Directors must approve loans at or above $100,000. The credit card manager has authority to approve credit limits up to $50,000. All mortgage loans that conform to FNMA standards and limits can be approved by the Chief Lending Officer. The Officers' Loan Committee composed of the President, the Chief Financial Officer, the Chief Lending Officer and the Chief Investment Officer, approves non-conforming loans up to $750,000. Loans above $750,000 must be approved by the executive committee of the Board of Directors, and loans above $1,000,000 must be approved by the full Board of Directors.

     Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that substantially all approved loans are funded.

     Originations and Sales of Loans. Originations of one- to four-family real estate loans are generally within the New York City metropolitan area, although Carver does occasionally extend loans to other surrounding areas. All such loans, however, satisfy the Company's underwriting criteria regardless of location. In fiscal year 1997, Carver increased its emphasis on lending by hiring new employees to pursue originations of one- to four-family loans throughout the Company's market area and establishing a Loan Center in the Chelsea area of New York. The Company has plans to open additional loan centers in the coming fiscal year. The Bank continues to offer fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either FNMA or SONYMA to ensure subsequent sale in the secondary market as required to manage interest rate risk exposure.

     Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a person outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of a savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 1997, the Bank had no lending relationships in excess of the OTS loans-to-one-borrower limits.

     Purchases of Loans. From time to time, Carver purchases adjustable rate and fixed rate one- to four-family residential real estate loans for its portfolio to manage its interest rate risk and to satisfy its regulatory requirement of investment in housing-related loans. Such loans may be secured by properties located outside of Carver's market area. Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse and in accordance with the Company's underwriting criteria for originations. A quality control firm reviews each purchased loan using the Company's underwriting criteria for originations. A Company officer monitors the inspection and confirms the review of each purchased loan. The Company is dependent on the seller or originator of the loan for ongoing collection efforts and collateral review. In addition, the purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with the loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in Carver's market area. There can be no assurance that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

     In an effort to reduce these risks, with its existing personnel and through the use of an independent consultant, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. Carver also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sale agreement a series, although specific rates and terms may differ from those offered by the Bank, of warrants and representations as to the underwriting standards and the enforceability of the legal documents. The warrants and representations remain in effect for the life of the loan. Any misrepresentation must be cured within ninety (90) days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

     To supplement its origination of one- to four-family first mortgage loans and consistent with business its business strategy, during fiscal 1997, Carver purchased a total of $83 million performing one- to four-family adjustable rate mortgages which represents 40.3% of Carver's gross loan portfolio. The loans were purchased in separate transactions from a New York based commercial bank and a national mortgage banking firm. In a related transaction Carver entered into an agreement to purchase an additional $32.0 million of performing one- to four-family adjustable rate mortgages from the same mortgage banking firm for settlement on April 1, 1997. The total loans purchased in the two related transactions amounted to $115.8 million in performing one-to four-family adjustable rate mortgages. The $115.8 million in performing one- to four-family adjustable rate mortgages purchased consist of: $50.3 million of 1Year ARMs, $23.7 million of 3/1Year ARMs, $17.9 million of 5/1Year ARMs and $23.9 million of 7/1Year ARMs. The properties securing these loans are located in 34 states, none of which has loans secured by properties located therein in an amount in excess of 5% of Carver's total gross loan portfolio, with the exception of loans secured by properties located in California, which amount to approximately $45 million.

     The following table sets forth certain information with respect to Carver's loan originations, purchases and sales during the periods indicated.

                                                                   YEAR ENDED MARCH 31,
                                                                ---------------------------
                                                                 1997      1996      1995
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Loans originated:
      Real estate
         One- to four-family..................................  $ 8,103   $ 8,162   $ 7,859
         Multi-family.........................................  $15,138   $ 1,720   $   125
         Nonresidential.......................................  $16,855   $ 1,953   $    --
         Construction.........................................  $11,207   $   828   $ 1,884
         Consumer.............................................  $ 4,775   $   734   $ 1,442
                                                                -------   -------   -------
         Total loans originated...............................  $56,078   $13,397   $11,310
                                                                =======   =======   =======
    Loans purchased(1)........................................  $83,026   $26,333   $    --
                                                                =======   =======   =======
    Loans sold(2).............................................  $    --   $ 1,948   $ 3,940
                                                                =======   =======   =======

---------------
(1) Comprised solely of one- to four-family loans, with loans purchased with servicing.

(2) Comprised solely of one- to four-family loans, with loans purchased with servicing.

     Interest Rates and Loan Fees. Interest rates charged by Carver on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by the FNMA and SONYMA. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     Carver charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Company typically receives fees of between zero and three points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

     In addition to the foregoing fees, Carver receives fees for servicing loans for others, which in turn generally are subserviced for Carver by third party servicers. Servicing activities include the collection and processing of mortgage payments, accounting for loan funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. Loan servicing fees usually are charged as a percentage (usually, between 1/4% and
 3/8%) of the balance of the loans being serviced. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in the Company's market area.

ASSET QUALITY

     Nonperforming Assets. When a borrower fails to make a payment on a loan, immediate steps are taken by Carver's sub-servicer to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days, and a late charge of four to five percent of the payment is imposed, if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If a loan becomes 30 days in default, a letter is mailed to the borrower requesting payment by a specified date. If a loan becomes 60 days past due, Carver seeks to make personal contact with the borrower and also has the collateral property inspected. If a mortgage becomes 90 days past due, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, management may pursue foreclosure or other appropriate action.

     The following table sets forth information with respect to Carver nonperforming assets at the dates indicated. Loans generally are placed on non-accrual status when they become 90 days past due.

                                                                      AT MARCH 31,
                                                      --------------------------------------------
                                                       1997       1996     1995     1994     1993
                                                      ------     ------   ------   ------   ------
                                                                 (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis(1)
  Real estate
     One- to four-family............................  $1,791(2)  $  672   $  520   $1,027   $1,818
     Multi-family...................................      --        478       --       --       --
     Nonresidential.................................     284        284      339      893    1,881
     Construction...................................     954        521      521       --       --
     Consumer and commercial........................     256         79      152      283      138
                                                      ------     ------   ------   ------   ------
          Total.....................................  $3,285     $2,034   $1,532   $2,203   $3,837
                                                      ======     ======   ======   ======   ======
Accruing loans contractually past due 90 days or
  more:
  Real Estate
     One- to four-family............................  $  279     $    4   $   --   $   --   $   --
     Multi-family...................................     373         55       --       85      709
     Nonresidential.................................      --        217       --      291       --
     Construction...................................   2,069        611       --      992       --
     Consumer and commercial........................     400        334      208       57      217
                                                      ------     ------   ------   ------   ------
          Total.....................................  $3,121     $1,221   $  208   $1,425   $  926
                                                      ======     ======   ======   ======   ======
Total of non-accrual and accruing 90 day past due
  loans.............................................  $6,406     $3,255   $1,740   $3,628   $4,763
                                                      ------     ------   ------   ------   ------
Other nonperforming assets(3):
  Real estate:
     One- to four-family............................      82        285      273       50       38
     Multi-family...................................      --         --       --      140      255
     Nonresidential.................................      --         29       29       --       --
                                                      ------     ------   ------   ------   ------
          Total other nonperforming assets..........      82        314      302      190      293
                                                      ------     ------   ------   ------   ------
          Total nonperforming assets................  $6,488     $3,569   $2,041   $3,818   $5,056
                                                      ======     ======   ======   ======   ======
Non-accrual and accruing 90 day past due loans to
  total loans.......................................   3.15%       3.85%    4.20%    6.73%    8.17%
Nonperforming assets to total assets................   1.53%       0.97%    0.56%    1.24%    1.53%
Troubled debt restructurings(4):
  Real estate
     Multi-family and commercial....................  $  413     $   --   $1,468   $1,758   $   --
                                                      ======     ======   ======   ======   ======

---------------
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may continue to accrue interest. If however, in the opinion of management, the collection of additional interest is doubtful, the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 1997, gross interest income of $138,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the year if the loans had been current throughout the year. Instead, interest on such loans included in income during the period amounted to $26,000.

(2) Includes $1.1 million of participation interests in pools of one- to four-family mortgage loans. These pools where created by the Thrift Association Service Corporation ("TASCO"), a lending consortium formed by New York State thrift institutions to facilitate their participation in larger real estate development projects, in loans secured by low-income housing projects located in New York City.

(3) Other nonperforming assets represents property acquired by the Company in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(4) Troubled debt restructurings, as defined under Statement of Financial Accounting Standards ("SFAS") No. 15, are loans where the creditor has, for economic or legal reasons, granted concessions to the debtor that the creditor would not otherwise consider. At March 31, 1997, Carver had $413,000 in restructured loans. During the year ended March 31, 1997, the Bank would have recorded interest income of $47,000 on restructured loans had such loans been performing in accordance with the original terms. The Bank did not receive any interest income in accordance with the restructuring terms.

     During fiscal 1997, Carver experienced an increase in nonperforming assets. The increase is principally attributable to only two troubled loan assets. The first troubled asset is a previously purchased $1.1 million participation interest in a TASCO pass through pool, backed by first mortgage loans. At March 31, 1997, the pool was classified under loans accounted for on a non-accrual basis. Carver had provided $209,000 in reserves under one- to four-family real estate loans in connection with the pool. Subsequent to March 31, 1997 the pool made full payment of past due principal and interest. Carver's valuation procedures require a 12-month period to cure for loans previously on non-accrual. Therefore, the pool will remain classified until it performs for a 3-month period. The second troubled asset is a construction loan for the development of 22 2-family units of affordable housing. The Bank serves as the lead lender for the loan and has sold a non-recourse participation interest for 40% of the asset to another New York area lender.

     During fiscal 1997 the Bank reached a final resolution for two historically troubled assets that were in nonaccrual status. A resolution was reached on a TASCO loan participation held by Carver for $922,000. The participation represented the Bank's interest in a $71.2 million loan by TASCO and other financial institutions to a partnership secured by a 20-story hotel located in Manhattan. The lead lender on this project was placed in conservatorship with the FDIC, which continues to control the project. The Federal Deposit Insurance Company ("FDIC") agreed to certain modifications to the loan and allowed the borrower an option to purchase the loan for approximately 50% of its face amount, resulting in a charge-off of $553,000. The loan was sold during fiscal 1997 with the Bank receiving $419,000 of proceeds resulting in a recovery of $50,000 of the previously charged-off amount.

     A resolution was reached on a TASCO loan participation held by Carver for $770,000. The participation represented the Bank's interest in a $23.4 million loan to a partnership secured by a 734-unit co-operative housing project located in Kew Gardens Hills, New York. The carrying value for the loan was $480,000 and the Bank maintained reserves of $225,000 against that value. The loan was sold in May of 1996 and the Bank received a payment of $394,000. The Bank experienced an additional charge-off of $86,000 resulting from the disposition of this loan.

     The Bank holds one other TASCO participation: a 10.5% participation in $3.8 million loan secured by a two-story office building in Long Island City, New York. The borrower and sole tenant of this building is also the developer originally involved in the Kew Gardens Hills project described above. This loan for the building in Long Island City, however, has performed in accordance with its original terms. At March 31, 1997, the carrying value of this asset was $364,000.

     The stockholders in TASCO have approved a liquidation of the company which is expected to be completed when purchasers can be found for its remaining assets. The Bank does not anticipate that it will incur any additional losses on its participation interests in TASCO.

     Carver serves as the lead lender for a construction loan for the development of 22 2-family units of affordable housing. The project is being developed under a New York City new homes program. The total development cost of the project is $4.8 million. The project has received a substantial subsidy from state and local housing agencies. The construction loan for the project is $2.9 million. The Bank holds a participation interest in the construction loan of $1.7 million (60%), of which $1.4 million has been disbursed, and has sold a non-recourse participation interest in the loan of $1.2 million (40%) to another New York area lender. At March 31, 1997, the loan was classified as an accruing loan contractually 90 days past due reflecting certain construction delays in connection with the completion of the project. At March 31, 1997, construction on the project was 90% complete there were 17 homes under contract of sale to prospective homeowners. In addition, Carver, the participating lender and a city agency are working closely with the general contractor to complete the project and deliver homes under contract. An experienced real estate sale organization has been introduced to the project to assist in the sale of the remaining homes. Carver is in first position as a lien holder with an LTV based on the market value approach of 51%. Accordingly, Carver does not anticipate incurring a loss on the loan.

     In 1991 Carver purchased an $893,000 participation in a $2.4 million loan to finance the first construction phase of a project to renovate a historic theater into office space. The lead lender on this project subsequently went into receivership with the FDIC and the FDIC assumed the lead position on the loan. The first phase of the renovation has been completed and leased out, the borrower is currently in bankruptcy and rents are being paid into the bankruptcy court. The balance of the loan had been written down to $413,000, and this amount was classified as non-accrual because it was not performing according to its terms. During fiscal 1997, Carver negotiated the purchase of the FDIC's interest in the loan for $395,000. At March 31, 1997, the Bank held a 100% interest in the total original loan of $2.4 million and carried it on the books at a value of $808,000. The Company is working with the owner of the property to develop a workout plan to present to the bankruptcy court that uses the current cash flow from the building to repay the total original loan.

     Asset Classification and Allowances for Losses. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. At March 31, 1997, Carver Federal had $5.7 million of assets classified as substandard (including $82,000 of real estate acquired in settlement of loans), $1.1 million of assets classified as doubtful, and $203,000 of assets classified as loss. The aggregate of the aforementioned classifications and designations totaled $7.0 million, which represented 1.65% of the Bank's total assets and 24.06% of the Bank's tangible regulatory capital, at March 31, 1997.

     Carver reviews its assets on a monthly basis to determine whether any assets require classification or reclassification. The Bank does not maintain a specific "watch list" of loans with potential problems. However, it does prepare a monthly list of those loans originated by the Bank with outstanding balances in excess of $100,000 and those loans purchased by the Bank with outstanding balances in excess of $100,000 which are delinquent 30 days or more, and this list is reviewed at the regular monthly meetings of the Board of Directors. Additionally, the Bank has a centralized loan processing structure that relies upon an outside servicer, which generates a monthly report of nonperforming loans. The Board of Directors of the Bank has designated that the Internal Auditor will perform quarterly reviews of the Bank's asset quality and his report is submitted to the Board for review and approval prior to implementation of any classification.

     In originating loans, Carver recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Company's and the industry's historical and projected loss experience and current and forecasted economic conditions. Carver increases its allowance for loan losses by charging provisions for possible losses against the Company's income.

     The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver's assets, will not make Carver increase its loss allowance, thereby negatively affecting Carver's reported financial condition and results of operations.

     Carver's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. Management conducts monthly reviews of the Bank's loans and evaluates the need to establish general and specific allowances on the basis of this review. In addition, management actively monitors Carver's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     General allowances are established by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Bank's loans taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. At the date of foreclosure or other repossession or at the date the Company determines a property is an impaired property, the Company transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. At March 31, 1997, the Bank held $82,000, net of loss allowance, in real estate acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. See
Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of Carver's allowance for loan losses for the periods indicated.

                                                               YEAR ENDED MARCH 31,
                                                --------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                                ------     ------     ------     ------     ------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period................  $1,206     $1,075     $1,268     $1,597     $  858
Loans charged-off(1)
  Real estate
     One- to four-family......................      --         --         43         21         75
     Multifamily..............................      --         --         --        276         --
     Commercial...............................     624         --        481         --         --
     Consumer.................................      75         --          3         52         --
                                                ------     ------     ------     ------     ------
          Total charge-offs...................     699         --        527        349         75
                                                ------     ------     ------     ------     ------
Recoveries:
  Construction................................      50         19         --          1          2
                                                ------     ------     ------     ------     ------
          Total recoveries....................      50         19         --          1          2
                                                ------     ------     ------     ------     ------
Net loans charged-off/(Recoveries)............     649        (19)       527        348         73
                                                ------     ------     ------     ------     ------
  Provision for losses........................   1,689        150        334         19        812
                                                ------     ------     ------     ------     ------
  Balance at end of period....................  $2,246     $1,206     $1,075     $1,268     $1,597
                                                ======     ======     ======     ======     ======
  Ratio of net charge-offs to average loans
     outstanding..............................    0.69%      0.00%      1.06%      0.65%      0.15%
Ratio of allowance to total loans.............    1.09%      1.42%      2.10%      2.35%      2.74%
Ratio of allowance to nonperforming loans.....   35.06%     37.05%     61.79%     34.95%     33.53%
Ratio of allowance to nonaccrual loans........   68.37%     59.29%     70.17%     57.56%     41.62%

---------------
(1) Loans are charged-off when management determines that they are uncollectible.

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      AT MARCH 31,
                           --------------------------------------------------------------------------------------------------
                                  1997                1996                1995                1994                1993
                           ------------------  ------------------  ------------------  ------------------  ------------------
                                   PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF
                                    LOANS IN            LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                      EACH                EACH                EACH                EACH                EACH
                                    CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                    TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                           AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                           ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                           (DOLLARS IN THOUSANDS)
Loans:
  Real estate
    One- to
      four-family........  $1,065     47.40%   $ 165      69.23%   $ 165      64.80%   $ 231      63.97%   $ 287      69.22%
    Multi-family.........    264      11.76       75       2.94       75       4.23       49       4.42      341       4.67
    Nonresidential.......    414      18.44      616      13.18      616      16.90      782      16.44      783      15.70
    Construction.........    212       9.44       15       8.24       15       6.20       15       7.30       11       3.26
  Consumer, commercial
    and other............    291      12.96      335       6.41      204       7.87      191       7.87      175       7.15
                           ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
  Total allowance for
    loan losses..........  $2,246    100.00%   $1,206    100.00%   $1,075    100.00%   $1,268    100.00%   $1,597    100.00%
                           ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

     Numerous financial institutions throughout the United States have incurred losses in past years due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. Depressed real estate market conditions have adversely affected the economies of various regions and have had a severe impact on the financial condition and businesses of many of the financial institutions doing business in these areas. Considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in these regions, or of its ultimate impact on these financial institutions.

MORTGAGE-BACKED AND RELATED SECURITIES

     Carver maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, FNMA and FHLMC participation certificates and collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver's CMOs are primarily adjustable-rate CMOs issued by the Resolution Trust Corporation ("RTC"). Carver also invests in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

     Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. Because Carver receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation and Supervision -- Regulation of Federal Savings Associations -- QTL" and "Federal and State Taxation."

     Mortgage-backed securities, however, expose Carver to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

     The Bank seeks to avoid interest rate risk by investing in adjustable-rate mortgage-backed securities, which constitute 83.6% of the mortgage-backed securities portfolio. The mortgage-backed securities in the Bank's available-for-sale portfolio adjust in accordance with a treasury index which generally lags changes in general market rates. In order to protect the value of this security in a rising rate environment, the Bank has entered into two interest rate cap agreements. One is a four-year interest rate cap agreement with a money center bank. Whenever the three-month London Inter-Bank Offered Rate ("LIBOR") exceeds the 5.5% strike rate, Carver will receive the difference multiplied by the $20.0 million "notional" amount of the agreement. The second is a two-year interest rate cap agreement with a money center bank. Whenever the three-month LIBOR exceeds the 6.5% strike rate, Carver will receive the difference multiplied by the $20.0 million "notional" amount of the agreement. The cost of each is cap is $410,000 and $50,000, respectively. The cost of each cap agreement is being amortized over the life of the individual contract using the straight-line method. Any contractual payments earned on the interest rate protection agreement are treated as yield adjustments on the hedged securities.

     The OTS has adopted a statement of policy with respect to investments in mortgage derivative products which are defined to include CMOs, real estate mortgage investment conduits ("REMICs"), CMO and REMIC residuals and stripped mortgage-backed securities. The policy distinguishes between high-risk and non high-risk mortgage securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings associations may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 must be carried in the institution's trading account or as assets held for sale. At March 31, 1997, Carver had no mortgage derivative products which met the definition of high-risk mortgage securities.

     The increased effort by Carver to originate and purchase loans has shifted the emphasis away from the use of mortgage-backed securities as the Company's primary interest earning asset. Over the last fiscal year repayments received from mortgage-backed securities have been reinvested in residential mortgage loans. This has resulted in a significant decrease in Carver's investment in mortgage-backed securities and a reduction in the percentage of mortgage-backed securities to total assets. At March 31, 1997, mortgage-backed securities constituted 33.89% of total assets, as compared to 46.42% at March 31, 1996, and 54.58% at March 31, 1995.

     The following table sets forth the carrying value of Carver's investments at the dates indicated.

                                                                YEAR ENDED MARCH 31,
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
                                                         (IN THOUSANDS)
    HELD TO MATURITY:
      GNMA.............................................  $ 11,689     $ 13,297     $ 22,108
      FNMA.............................................    41,344       46,246       63,389
      FHLMC............................................    44,890       55,420       77,627
      SBA..............................................     2,249        2,603        2,961
      RTC..............................................     8,354       11,137       12,440
      FHLMC............................................     1,690        1,703        1,703
      FNMA.............................................        --           --           --
      Other............................................       637          699          906
                                                         --------     --------     --------
           Total CMOs..................................    10,681       13,539       15,049
                                                         --------     --------     --------
              Total Held to Maturity...................   110,853      131,105      181,134
                                                         --------     --------     --------
    AVAILABLE-FOR-SALE:
      GNMA.............................................  $ 16,907     $ 23,058     $ 19,735
      FNMA.............................................     9,176       10,433           --
      FHLMC............................................     6,622        8,239           --
                                                         --------     --------     --------
           Total Available-for-Sale....................    32,705       41,730       19,735
                                                         --------     --------     --------
              Total Mortgage-Backed Securities.........  $143,558     $172,836     $200,869
                                                         ========     ========     ========

---------------
(1) Equity securities were classified as available-for-sale at March 31, 1997, 1996 and 1995.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's mortgage-backed securities at March 31, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                MORE THAN TEN
                    ONE TO FIVE YEARS    FIVE TO TEN YEARS          YEARS           TOTAL INVESTMENT PORTFOLIO
                    ------------------   ------------------   ------------------   -----------------------------
                    CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    MARKET    AVERAGE
                     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      VALUE      YIELD
                    --------   -------   --------   -------   --------   -------   --------   --------   -------
                                                       (DOLLARS IN THOUSANDS)
GMNA(1)...........  $      4     8.86%    $    0      0.00%   $ 28,805     6.46%   $ 28,809   $ 28,222     6.46%
FNMA(2)...........         0     7.20          0      0.00      52,315     6.49      52,315     51,069     6.49
FHLMC(3)..........     9,410     0.00      2,621      7.12      37,440     6.32      49,471     48,511     6.31
SBA...............         0     0.00          0      0.00       2,244     6.44       2,244      2,289     6.44
CMO:
  RTC.............         0     0.00          0      0.00       8,354     5.95       8,354      8,085     5.95
  FHLMC...........     1,690     5.37          0      0.00           0     0.00       1,690      1,661     5.37
  OTHERS..........         0     0.00%         0      0.00%        637     7.46%        637        629     7.45%
                     -------              ------               -------              -------     ------
          TOTAL...  $ 11,104              $2,621              $129,795             $143,520   $140,466
                     =======              ======               =======              =======     ======

---------------
(1) Includes $17.1 million in securities available for sale.

(2) Includes $9.7 million in securities available for sale.

(3) Includes $6.6 million in securities available for sale.

INVESTMENT ACTIVITIES

     Carver is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. For additional information, see "Regulation and Supervision -- Regulation of Federal Savings Associations -- Liquidity."

     During the fourth quarter of fiscal 1997, Carver sold a significant portion of its mutual fund portfolio. On April 1, 1997, the Bank sold the remaining $49.0 million that it held in mutual funds in order to purchase higher yielding mortgage loans pursuant to the strategy to restructure the balance sheet. These actions were in accordance with the Company's investment strategy which was modified in the year ended March 31,1996 ("fiscal 1996") and fiscal 1997.

     Carver revised its investment strategy during fiscal 1996 and incorporated mortgage loans into the Bank's investment policies, practices and procedures. As a result of this change, Carver's decisions to utilize investment in securities is evaluated not only in relationship to other securities but evaluated against loan assets as well. During fiscal 1997, an in-depth study was conducted to evaluate the possible yield and net interest income improvements that could be derived from divesting of the mutual fund positions and reinvesting the proceeds of the sale in higher yielding assets. Carver continues to use investment securities albeit to a lesser degree in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include sales of federal funds, and purchases of federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the Internal Investment Committee in accordance with investment strategies approved by the Investment Committee of the Board of Directors.

                                                                     AT MARCH 31,
                                                           --------------------------------
                                                            1997        1996         1995
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    HELD TO MATURITY:
    Debt securities:
      U.S. government and agency securities..............  $ 1,675     $ 8,937     $ 18,035
    Other investments
      FHLB stock.........................................    5,535       3,120        3,120
                                                           -------     -------     --------
         Total held to maturity..........................    7,210      12,057       21,155
                                                           -------     -------     --------

    AVAILABLE FOR SALE:
    Equity securities:
      Capstone Government Investment Fund................   49,008      63,619       64,688
      Federated ARMs Fund -- Institutional Shares........       --       6,789        6,754
      Asset Management Fund Adjustable -- Rate Mortgage
         Portfolio Share Funds...........................      100          99           99
      Common and preferred stocks........................    2,050       2,090        2,071
    Other investments:
      Federal funds sold.................................        0       6,800        7,000
                                                           -------     -------     --------
         Total available for sale........................   51,158      79,397       80,592
                                                           -------     -------     --------
              Total investment securities................  $58,368     $91,454     $101,747
                                                           =======     =======     ========

---------------
(1) Equity securities were classified as available-for-sale at March 31, 1997, 1996 and 1995.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's investments at March 31, 1997.

                                       ONE YEAR OR LESS    ONE TO FIVE YEARS     TOTAL INVESTMENT PORTFOLIO
                                      ------------------   ------------------   ----------------------------
                                      CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   MARKET    AVERAGE
                                       VALUE      YIELD     VALUE      YIELD     VALUE      VALUE     YIELD
                                      --------   -------   --------   -------   --------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
U.S. government and agency
  securities........................  $     --       --%    $1,675      5.21%   $  1,675   $ 1,673     5.21%
Federal funds sold..................        --       --         --        --          --        --       --
Equity securities...................    49,108     6.14         --        --      49,108    49,108     6.14
Common and preferred stock..........     2,050     7.90                   --       2,050     2,050     7.90
FHLB stock..........................        --       --      5,535      6.35       5,535     5,535     6.35
                                       -------              ------               -------   -------
          Total investments.........  $ 51,158              $7,210              $ 58,368   $58,366
                                       =======              ======               =======   =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of Carver's funds for lending and other investment purposes. In addition to deposits, Carver derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowing may be used to supplement the Company's available funds, and from time to time the Company has borrowed funds from the FHLB and through reverse repurchase agreements.

     Deposits. Carver attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver also offers Individual Retirement Accounts ("IRAs"). Carver's policies are designed primarily to attract deposits from local residents through the Company's branch network rather than from outside the Company's market area. Carver also holds deposits from various governmental agencies or authorities. Carver does not accept deposits from brokers due to the interest rate sensitivity of such deposits. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Company's funds acquisition and liquidity requirements, the rates paid by the Company's competitors, the Company's growth goals and applicable regulatory restrictions and requirements.

     Consolidation of Jamaica Office into St. Albans Office. During the third fiscal quarter of 1997, Carver received approval from the OTS to consolidated its Jamaica Office into its St. Albans Office. The two offices were less than one mile apart and serviced essentially the same area of the South East Queens market. During November 1996, the two offices were consolidated into the St. Albans office. The Company has extended the hours at the St. Albans Office and begun renovations to install automated teller machines ("ATMs") and modernize the office. Additionally, the Bank expects to open a loan center adjacent to the branch office early in fiscal 1998. Carver believes these improvements and additions will improve the service it delivers to the community. Thus far the consolidation has had a negligible impact on the Bank's deposit base in the South East Queens market.

     Deposits in Carver as of March 31, 1997 were represented by the various programs described below.

                                                                                   AGGREGATE
  WEIGHTED                                                                          BALANCE         PERCENTAGE
   AVERAGE           MINIMUM                                         MINIMUM     --------------      OF TOTAL
INTEREST RATE         TERM                    CATEGORY               BALANCE                         DEPOSITS
-------------     -------------    ------------------------------    -------     (IN THOUSANDS)     ----------
     1.89%        None             NOW accounts                      $  500         $ 18,579            6.89%
     2.50         None             Savings and club                     300          142,953           53.64
     3.15         None             Money market savings accounts        500           21,078            7.91
        0         None             Other demand accounts                500            7,676            2.88
                                                                                    --------          ------
                                   Total savings accounts                            190,286           71.41
                                                                                    --------          ------

                                      CERTIFICATES OF DEPOSIT
                                   ------------------------------
     4.30         91 days          Fixed-term, fixed rate             2,500            1,642            0.62
     4.89         182-365 days     Fixed-term, fixed rate             2,500           26,725           10.02
     5.34         1-2 years        Fixed-term, fixed rate             1,000           11,140            4.18
     5.55         2-3 years        Fixed-term, fixed rate             1,000            5,078            1.91
     4.81         3-4 years        Fixed-term, fixed rate             1,000               23            0.01
     5.97         4-5 years        Fixed-term, fixed rate             1,000           23,846            8.94
     6.22         5-10 years       Fixed-term, fixed rate               500              127             .05
     5.36         30 days          Negotiable                        80,000            7,604            2.86
                                                                                    --------          ------
                                   Total Certificates of Deposit                      76,185           28.59
                                                                                    --------          ------
                                   Total Deposits                                   $266,471          100.00%
                                                                                    ========          ======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver between the dates indicated.

                                  BALANCE AT  PERCENTAGE              BALANCE AT  PERCENTAGE              BALANCE AT  PERCENTAGE
                                  MARCH 31,    OF TOTAL    INCREASE   MARCH 31,    OF TOTAL    INCREASE   MARCH 31,    OF TOTAL
                                     1997      DEPOSITS   (DECREASE)     1996      DEPOSITS   (DECREASE)     1995      DEPOSITS
                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                          (IN THOUSANDS)
Savings and club.................  $142,953      56.64%     $1,080     $141,873      55.21%     $  953     $140,920      56.72%
Money market savings.............    21,078       7.91       1,634       19,444       7.57       1,546       17,898       7.21
NOW and demand accounts..........    26,255       9.86       3,293       22,962       8.94       4,317       18,645       7.50
Certificates of deposit..........    76,185      28.59       3,512       72,673      28.28       1,690       70,983      28.57
                                   --------     ------      ------     --------     ------      ------     --------     ------
        Total deposits...........  $266,471     100.00%     $9,519     $256,952     100.00%     $8,506     $248,446     100.00%
                                   ========     ======      ======     ========     ======      ======     ========     ======

     The following table sets forth the average balances and interest rates based on month end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                          YEAR ENDED MARCH 31,
                                 ----------------------------------------------------------------------
                                         1997                     1996                     1995
                                 --------------------     --------------------     --------------------
                                 AVERAGE      AVERAGE     AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                 BALANCE       RATE       BALANCE       RATE       BALANCE       RATE
                                 --------     -------     --------     -------     --------     -------
                                                         (DOLLARS IN THOUSANDS)
Non-interest-bearing demand....  $  4,774       0.00%     $  4,761       0.00%     $  3,814       0.00%
Savings and club...............   142,410       2.49       140,204       2.50       144,092       2.43
Certificates...................    74,583       5.15        74,060       5.36        70,684       4.41
Money market savings
  accounts.....................    20,398       3.23        18,770       3.19        19,135       2.82
NOW accounts...................    19,909       1.56        15,539       2.02        13,904       1.62
                                 --------                 --------                 --------
          Total................  $262,074                 $253,334                 $251,629
                                 ========                 ========                 ========

     The following table sets forth time deposits in specified weighted average interest rate categories as of the dates indicated.

                                                                     AT MARCH 31,
                                                            -------------------------------
                                                             1997        1996        1995
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    2% -- 3.99%...........................................  $     1     $ 1,686     $ 1,820
    4% -- 5.99%...........................................   61,674      58,950      60,292
    6% -- 7.99%...........................................   14,510      12,037       8,871
    8% -- 9.99%...........................................       --          --          --
                                                            -------     -------     -------
              Total.......................................  $76,185     $72,673     $70,983
                                                            =======     =======     =======

     The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 1997.

                                                       AMOUNT DUE
                                    -------------------------------------------------
                                    LESS THAN                                  AFTER
                RATE                ONE YEAR      1-2 YEARS     2-3 YEARS     3 YEARS      TOTAL
    ----------------------------    ---------     ---------     ---------     -------     -------
                                                           (IN THOUSANDS)
    2% -- 3.99%.................     $    --         $--         $    --      $    --     $     1
    4% -- 5.99%.................      35,968          54          16,206        9,446      61,674
    6% -- 7.99%.................          --          --              15       14,495      14,510
                                     -------         ---         -------      -------     -------
              Total.............     $36,968         $54         $16,221      $23,941     $76,185
                                     =======         ===         =======      =======     =======

     The following table indicates the amount of Carver's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1997.

                MATURITY PERIOD
                ---------------------------------------------     CERTIFICATES
                                                                   OF DEPOSIT
                                                                 --------------
                                                                 (IN THOUSANDS)
                Three months or less.........................       $ 19,246
                Three through six months.....................         18,200
                Six through 12 months........................         11,140
                Over 12 months...............................         27,599
                                                                     -------
                          Total..............................       $ 76,185
                                                                     =======

     The following table sets forth Carver's deposit reconciliation for the periods indicated.

                                                                YEAR ENDED MARCH 31,
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Deposits at beginning of period..................    $256,952     $248,446     $252,474
    Net increase (decrease) before interest
      credited.......................................       1,137          134      (11,501)
    Interest credited................................       8,382        8,372        7,473
                                                         --------     --------     --------
    Deposits at end of period........................    $266,471     $256,952     $248,446
                                                         ========     ========     ========

     Borrowing. Savings deposits historically have been the primary source of funds for Carver's lending, investment and general operating activities. Carver is authorized, however, to use advances and securities sold under agreement to repurchase ("Repos") from the FHLB and approved primary dealers to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver is required to own stock in the FHLB and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are secured by Carver's stock in the FHLB and a blanket pledge of Carver's mortgage loan and mortgage-backed securities portfolios.

     One of the elements of Carver's restructuring strategy is to further leverage the balance sheet by increasing the level of advances and Repos and investing borrowed funds into adjustable rate mortgage loans. The Bank seeks to match as closely as possible the term of borrowing with the repricing cycle of the mortgage loans on the balance sheet. To accomplish the leveraging objective of the restructuring, the Bank increased borrowing during fiscal 1997 and reinvested the proceeds in $43 million of adjustable rate mortgages. At March 31, 1997, Carver had $45.4 million in advances and $74.3 million in securities sold under agreements to repurchase outstanding.

     The following table sets forth certain information regarding Carver's short-term borrowing at the dates and for the periods indicated:

                                                                      AT OR FOR THE
                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
    Amounts outstanding at end of period:
      FHLB advances.........................................  $45,400    $25,400    $62,400
      Securities sold under agreements to repurchase........   74,335     47,000     18,188
    Weighted average rate paid at period end:
      FHLB advances.........................................     6.93%      6.84%      7.20%
      Securities sold under agreements to repurchase........     5.67%      5.60%      7.22%
    Maximum amount of borrowing outstanding at any month
      end:
      FHLB advances.........................................  $45,400    $62,400    $62,400
      Securities sold under agreements to repurchase........   74,335     47,000     18,188
    Approximate average amounts outstanding for period:
      FHLB advances.........................................  $26,250    $45,538    $45,049
      Securities sold under agreements to repurchase........   42,398     25,654      9,177
    Approximate weighted average rate paid during period(1):
      FHLB advances.........................................     6.05%      7.52%      5.56%
      Securities sold under agreements to repurchase........     5.61%      6.36%      6.02%

---------------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings institution, Carver Federal is permitted to invest up to 2% of its assets in subsidiary service corporations plus an additional 1% in subsidiaries engaged in specified community purposes. Other than a recently established subsidiary of Carver Federal, as further discussed below, the Company's only investment in a service corporation is its interest in a captive insurance corporation for financial institutions. At March 31, 1997, the net book value of the Bank's service corporations investments was $359,000.

     Carver Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly. On March 8, 1995, the Bank formed CFSB Realty Corp. as a wholly-owned subsidiary which will hold real estate acquired through foreclosure pending eventual disposition. At March 31, 1997, this subsidiary has $322,000 in total capital and net operating expenses of $14,000.

     On September 19, 1996, the Bank formed CFSB Credit Corp. as a wholly-owned subsidiary to undertake the operations regarding the issuance of credit cards. At March 31, 1997, this subsidiary had $37,000 in total capital and net operating expense of $177,000, and a revolving line of credit of $6.0 million.

MARKET AREA AND COMPETITION

     The Company's primary market area for deposits consists of the areas served by its seven branches and the Bank considers its lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and Lower Westchester and Nassau Counties, New York. Carver's branches are primarily located in economically disadvantaged areas of New York City which have traditionally been characterized by high unemployment, low income and low levels of home ownership. The majority of the Company's branches are located in areas where the number of persons below the poverty line is greater than 27% of the population and constitutes as much as 41% of the population in some areas according to 1990 census figures. The number of persons on some form of public assistance exceeds 30% of the population in these areas according to the same census. Although the New York metropolitan area enjoys a fairly diversified economy, the manufacturing base which has traditionally provided jobs to residents of the communities served by Carver has been steadily shrinking and the other sectors of the economy have failed to provide comparable employment opportunities.

     Although Carver's branches are located in areas that have been historically underserved by other financial institutions, Carver is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA"). Many of Carver's competitors have substantially greater resources than Carver and offer a wider array of financial services and products than Carver. The Bank believes that it can compete with these institutions by offering a competitive range of services as well as through the personalized attention and community commitment which has always been Carver's hallmark.

EMPLOYEES

     As of March 31, 1997, Carver had 107 full-time equivalent employees, none of whom was represented by a collective bargaining agreement.

                           REGULATION AND SUPERVISION

GENERAL

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") administered by the FDIC, and it is a member of the FHLB. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. Assuming that the holding company form of organization is utilized, the Company, as a savings association holding company, will also be required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

     The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, or the Congress, could have a material adverse impact on the Company, the Bank, and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

     Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities;
(e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 1997, the Bank's limit on loans to one borrower was $4.5 million. At March 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $4.5 million and the second largest borrower had an aggregate balance of $3.4 million.

     QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans. At March 31, 1997, the Bank maintained approximately 75.4% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

     A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any FHLB, and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956 ("BHC Act"), as amended. If the savings association does not re-qualify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may re-qualify under the QTL test and be free of such limitations, but it may do so only once.

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The OTS has adopted regulations to require a savings association to account for interest rate risk when determining its compliance with the risk-based capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of its total capital to account for any "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a change equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     At March 31, 1997, the Bank met each of its capital requirements. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at March 31, 1997:

                                                                    CAPITAL
                                                       BANK       REQUIREMENTS     EXCESS CAPITAL
                                                      -------     ------------     --------------
                                                                    (IN THOUSANDS)
    Tangible capital................................  $29,089       $  6,277          $ 22,812
    Core capital....................................   29,141         12,555            16,586
    Risk-based capital..............................   30,527         15,260            15,267

     A reconciliation between regulatory capital and GAAP capital at March 31, 1997 in the accompanying financial statements is presented below:

                                              TANGIBLE CAPITAL     CORE CAPITAL     RISK BASED CAPITAL
                                              ----------------     ------------     ------------------
                                                                   (IN THOUSANDS)
    GAAP capital............................      $ 30,050           $ 30,050            $ 30,050
    Unrealized loss on securities available-
      for-sale, net.........................           442                442                 442
    General valuation allowances............             0                  0               1,386
    Qualifying intangible assets............             0                 52                  52
    Goodwill................................        (1,403)            (1,403)             (1,403)
    Excess of net deferred tax..............             0                  0                   0
    Assets required to be deducted..........             0                  0                   0
                                                   -------            -------             -------
    Regulatory capital......................      $ 29,089           $ 29,141            $ 30,527
                                                   =======            =======             =======

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action."

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowing. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowing payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended March 31, 1997 was 21.9%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During fiscal 1997, the Bank paid an assessment of $90,100.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986 (the "Code"), which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "-- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

     Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

     Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "Regulation of Federal Savings Associations -- Capital Requirements."

     When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. The Bank is a member of the SAIF of the FDIC, and the Bank pays its deposit insurance assessments to the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures the deposits of banks and state chartered savings banks.

     Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

     During the first three quarters of 1966, institutions insured under the SAIF paid deposit insurance assessments at annual rates that ranged from 0.23% to 0.31% of deposits. In contrast, the least risky institutions insured under the BIF paid deposit insurance assessments at the annual minimum of $2,000, and the other BIF-insured institutions paid assessments at annual rates that ranged from 0.03% to 0.27% of deposits.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law to address, among other things, the disparity in the deposit insurance assessment rates imposed on BIF-insured and on SAIF-insured institutions. The Funds Act amended the FDI Act in several ways to recapitalize the SAIF and to reduce the disparity in the assessment rates for the BIF and the SAIF. To recapitalize the SAIF, the Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, was $1.6 million (before giving effect to any tax benefits).

     The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the recapitalization of the SAIF, the FDIC reduced the annual assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. For the last quarter of 1996, the reduced annual assessment rates ranged from 0.18% to 0.27% of deposits. Beginning with January 1, 1997, the annual assessment rates are the same for both BIF-insured and SAIF-insured institutions, with the annual assessment rates ranging from 0.0% to 0.27% of deposits. The Bank's annual assessment rate for the first half of 1997 is 0.23% of deposits.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions will be assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rates of assessment for the payments on the FICO bonds for the semiannual period beginning on January 1, 1997 was 0.013% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits, and for the semiannual period beginning on July 1, 1997 the rates will be 0.0126% and 0.0630%, respectively.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowing) from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at December 31, 1996, of $3.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLB paid dividends on the capital stock of $115,600 and $74,000 for the six months ended December 31, 1996 and 1995 and $200,000, $204,000 and $281,000 during the years ended June 30, 1996, 1995 and 1994, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the Federal Reserve Board's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the Federal Reserve Board may adjust between 8% and 12%. The Federal Reserve Board regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Holding Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable-year ending March 31 using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Holding Company. The Bank is currently undergoing a tax audit for the 1993 tax year. Management does not expect that this audit will have a material adverse impact on its financial condition.

     Recent Tax Legislation Regarding Tax Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, wich additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve were permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method was 32% rather than 8%.

     Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less) is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning April 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning April 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of March 31, 1996 over the greater of
(a) the balance of its "base year reserve," i.e., its reserves as of March 31, 1988 or (b) an amount that would have been the balance of such reserves as of March 31, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning April 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding April 1, 1996. This legislation is not expected to in a recapture of bad debt reserves for the Bank.

     Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

     The amount of additional taxable income created from an nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

     Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items. Only 90% of AMTI can be offset by net operating loss carryovers, of which the Company currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

     In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an AMT is paid. Under President Clinton's 1998 budget proposal, as submitted to Congress on February 6, 1997 ("President Clinton's Proposal"), the corporate environmental income tax would be reinstated for taxable years beginning afer December 31, 1996 and before January 1, 2008. Under Congressional legislative proposals, the AMT would be repealed for "small corporations," effective for taxable years beginning after December 31, 1997. The Company does not expect to be subject to either the AMT or the environmental tax liability.

     Dividends-Received Deduction and Other Matters. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted. Under President Clinton's Proposal, the 70% dividends-received deduction would be reduced to 50% with respect to dividends paid after enactment of any such legislation.

STATE AND LOCAL TAXATION

     State of New York. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's reserve for bad debts, discussed below. The New York State tax rate for fiscal years 1996 and 1997 is 11.0925% and 10.6425%, respectively (including temporary surcharges and commuter transportation surcharge) of net income. In general, the Holding Company is not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

     New York State has enacted legislation that incorporates into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the Small Business Act, discussed above (see "Federal
Taxation -- Legislation Regarding Tax Bad Debt Reserves"). This legislation enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the PTI Method or the Experience Method for computing its bad debt deduction.

     New York City. The Bank and the Holding Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City. In this connection, legislation was recently enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the state of Delaware.

                   EXECUTIVE OFFICERS OF THE HOLDING COMPANY

     The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company. Each of the persons listed below is an executive officer of the Holding Company and the Bank, except for Walter T. Bond and Guy Brea, who are executive officers of the Bank, and as such, are deemed to be executive officers of the Holding Company pursuant to SEC regulations.

                   NAME                     AGE                      POSITION
------------------------------------------  ---     ------------------------------------------
Thomas L. Clark, Jr.......................  53      President and Chief Executive Officer,
                                                    Director
Biswarup Mukherjee........................  64      Executive Vice President and Chief
                                                    Financial Officer
Howard R. Dabney..........................  54      Vice President and Chief Lending Officer
Raymond L. Bruce..........................  45      Senior Vice President, Corporate Counsel
                                                    and Corporate Secretary
Walter T. Bond............................  38      Vice President and Chief Investment
                                                    Officer
Guy Brea..................................  55      Vice President and Branch Coordinator

     THOMAS L. CLARK, JR., is currently President and Chief Executive Officer, a position he assumed on February 1, 1995. Mr. Clark is also a member of the Bank's Board of Directors. Prior to assuming his current position, Mr. Clark was employed by the New York State Banking Department from 1976 until 1995 and, from 1987 until 1995, served as Deputy Superintendent of Banks for New York State and as secretary of the New York State Banking Board. From 1970 until 1976, Mr. Clark was employed by Buffalo Savings Bank in various capacities. Mr. Clark is the founder and president of African-American Men of Westchester, Inc. In addition, Mr. Clark was recently elected Vice Chairman of the American League of Financial Institutions, the national trade association representing minority savings institutions, serves as Vice Chairman of the Community Bankers Association of New York State's Community Reinvestment Committee and is a member of the Advisory Board of Small Business Development Centers of New York State.

     BISWARUP MUKHERJEE is the Executive Vice President and Chief Financial Officer. Presently, he also performs the function of Chief Operating Officer. Mr. Mukherjee joined the Bank in March 1987 as Vice President and Chief Financial Officer and was promoted to Executive Vice President in September 1992. Mr. Mukherjee worked for other savings and loan associations as vice president and Controller. He has 24 years experience in the thrift industry. He holds masters degrees in Accounting and Finance. He is also an Associate Member of the Chartered Institute of Management Accountants in England.

     HOWARD R. DABNEY is Vice President and Chief Lending Officer of the Bank, positions he has held since joining the Bank in 1982. Mr. Dabney currently serves on the board of directors of the Jamaica Service Program for Older Adults, on the advisory board of Bridge Street Community Development Center and on the board of directors of the Counseling Center for Human Development. He also serves on committees for the Brooklyn Navy Yard Development Corporation and the Consortium for Community Development.

     RAYMOND L. BRUCE, ESQ. is Senior Vice President, Corporate Counsel and Corporate Secretary, and oversees the Bank's litigation, contracts, compliance and other legal concerns. Prior to joining Carver in April of 1995, Mr. Bruce was an Assistant Counsel at the New York State Banking Department (from 1992 to
1993), which is responsible for regulating New York State-chartered banking organizations. From 1988 to 1992, Mr. Bruce served as Counsel both to Assemblyman Herman D. Farrell, Jr. (then Chairman to the Assembly Banks Committee) and to the New York State Assembly Banks Committee. There, he was responsible for the planning, development and management of New York State legislation which addressed an assortment of critical issues in the banking industry.

     WALTER T. BOND is Vice President and Chief Investment Officer. Mr. Bond joined the Bank in February 1993, as Assistant Vice President, Mortgage Lender. Mr. Bond was assigned to the position of Investment Officer in November 1995 and promoted to his current position January 1997. Prior to joining Carver, Mr. Bond was a Portfolio Manager for First Federal Savings Bank in Santa Monica, CA. Mr. Bond worked on Wall Street as an Institutional Fixed Income Broker for 8 years with a regional investment banking firm.

     GUY BREA is the Branch Operations Coordinator. Mr. Brea joined the Bank in December 1972 as a Management Trainee. Since 1972 he has managed various branch offices of the Bank. Mr. Brea was promoted to Assistant Vice President, Branch Coordinator in April 1981 and in that capacity has overseen the acquisition of various branches, changes of systems and the development of various new products and services. Mr. Brea also serves as the Bank's security director and fraud prevention officer. Mr. Brea serves on the Community Bankers' Association of the New York State Bank Operations Committee and the Group IV, V, VI Depositor Service Committee.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information regarding Carver's offices and other material properties at March 31, 1997.

                                                                     LEASE             NET BOOK
                                        YEAR        OWNED OR       EXPIRATION          VALUE AT
                                       OPENED        LEASED           DATE          MARCH 31, 1997
                                       ------       --------       ----------       --------------
                                                         (DOLLARS IN THOUSANDS)
    MAIN OFFICE:
      75 West 125th Street              1996          Owned                --           $5,542
      New York, New York
    BRANCH OFFICES:
      2815 Atlantic Avenue              1990          Owned                --              348
      Brooklyn, New York
      (East New York Office)
      1281 Fulton Street                1989          Owned                --            1,527
      Brooklyn, New York
      (Bedford-Stuyvesant Office)
      1009-1015 Nostrand Avenue         1975          Owned                --              694
      Brooklyn, New York
      (Crown Heights Office)
      261 8th Avenue                    1964         Leased          10/31/04                0
      New York, New York
      (Chelsea Office)
      115-02 Merrick Boulevard          1982         Leased          02/28/11                0
      Jamaica, New York
      (St. Albans Office)
      302 Nassau Road                   1985         Leased          06/30/05                0
      Roosevelt, New York
      (Roosevelt Office)
      LOAN CENTER                       1997         Leased          11/30/97                0
      49 Gramatan Ave.
      Mt. Vernon, New York
      (Mt. Vernon Loan Center)
                                                                                       -------
              Total                                                                     $8,111
                                                                                    ===========

     The net book value of Carver's investment in premises and equipment totaled approximately $11.3 million at March 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. At March 31, 1997, except as set forth below, there were no legal proceedings to which the Bank or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     On January 2, 1996, the United States District Court for the Southern District of New York dismissed the class action encaptioned Dougherty v. Carver Federal Savings Bank for lack of subject matter jurisdiction. The class action alleged that the offering circular, used by Carver to sell its stock in its public offering, contained material misstatements and omissions. Further, the complaint alleged that the Bank's shares were not appraised by an independent appraiser. By separate order on the same date, the court made its ruling applicable to Gomberg v. Carver Federal Savings Bank and Uminer v. Carver Federal Savings Bank, two other class actions filed in the Southern District of New York which asserted claims essentially identical to those asserted in the Dougherty suit.

     The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court.

     On September 19, 1995, Carver filed an action for declaratory judgment, for damages for breach of contract, and for breach of a contractual trust, against Nationar and the Superintendent of the New York State Banking Department, in the Supreme Court of New York State, County of New York. In October of 1994, Nationar made a loan to Carver's ESOP Trust (which now belongs to the Company) in the amount of $1,821,320, to purchase 182,132 shares. Nationar held, as collateral: the ESOP shares, $1,366,000 and $600,000, all in separate accounts. When the Superintendent sold Carver's ESOP loan to a third party purchaser, it failed to transfer Carver's $1,966,000 in collateral. Carver filed lawsuit to secure the return of the entire amount of collateral.

     By order entered April 10, 1996, on the recommendations of the Superintendent, the Court directed the return of $600,000 of the collateral. The Bank received these funds, plus interest, in early June 1996. Subsequently, the lawsuit was discontinued pursuant to a recommendation of counsel and an expectation that the Bank would recover 90% of the outstanding collateral which amounted to $1,366,000. In July and December of 1996 the Superintendent of Banks made payments of $554,643 and $831,965 respectively to the Bank. As a result of the full recovery of all of its collateral, along with interest, Carver was able to reverse the 13% reserve originally established.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                AT MARCH 31,
                                        ------------------------------------------------------------
                                           1997         1996         1995          1994       1993
                                        ----------   ----------   ----------     --------   --------
                                                           (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA:
TOTAL AMOUNT OF:
Assets................................  $  423,614   $  367,657   $  367,962     $308,507   $330,725
Loans, net............................     197,918       82,608       48,460       51,020     56,533
Mortgage-backed securities............     110,853      131,105      181,134      153,843    235,676
Investment securities.................       1,675        8,937       18,035       12,018     14,779
Securities available for sale(1)......      83,863      114,328       93,328       71,572         --
Excess of cost over assets acquired...       1,456        1,669        1,899        2,141      2,676
Cash and cash equivalents.............       4,231       10,026       11,818        9,053     10,435
Deposits..............................     266,471      256,952      248,446      252,474    256,068
Borrowed funds........................     121,101       73,948       82,318       39,930     59,000
Stockholders' equity..................      33,984       34,765       34,801       14,170     13,418
NUMBER OF:
Deposit accounts......................      49,142       45,815       44,324       44,593     44,744
Offices(2)............................           7            8            8            8          8

                                                       (Notes on following page)

                                                            YEAR ENDED MARCH 31,
                                        ------------------------------------------------------------
                                           1997         1996         1995          1994       1993
                                        ----------   ----------   ----------     --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income.......................  $   22,847   $   23,529   $   19,750     $ 17,464   $ 21,081
Interest expense......................      12,483       13,594       10,532       10,167     13,063
                                          --------     --------     --------     --------   --------
Net interest income...................      10,364        9,935        9,218        7,297      8,018
Provision for loan losses.............       1,690          131          334           19        812
                                          --------     --------     --------     --------   --------
Net interest income after provision
  for loan losses.....................       8,764        9,804        8,884        7,278      7,206
                                          --------     --------     --------     --------   --------
Non-interest income:
Gain (loss) on sales of asset.........        (927)          --           --        1,127         --
Other.................................         845          608          576          565        452
                                          --------     --------     --------     --------   --------
Total non-interest income.............         113          608          576        1,692        452
                                          --------     --------     --------     --------   --------
Non-interest expenses:
Loss on sale of foreclosed real
  estate..............................          38           77           34          159        475
Other.................................      11,764        8,976        7,907        7,690      6,758
                                          --------     --------     --------     --------   --------
Total non-interest expense............      11,802        9,053        7,941        7,849      7,233
                                          --------     --------     --------     --------   --------
Income loss before income taxes,
  extraordinary income and cumulative
  effect of change in accounting
  principle...........................      (3,015)       1,359        1,519        1,121        425
                                          --------     --------     --------     --------   --------
Income taxes..........................      (1,275)         606          674          613        230
                                          --------     --------     --------     --------   --------
Income loss before extraordinary
  income and cumulative effect of
  change in accounting principle......      (1,740)         753          845          508        195
Extraordinary income, net of income
  taxes...............................          --           --           --          323         --
                                          --------     --------     --------     --------   --------
Income before cumulative effect of
  change in accounting principle......      (1,740)         753          845          831        195
Cumulative effect of change in
  accounting principle................          --           --           --          252         --
                                          --------     --------     --------     --------   --------
Net income (loss).....................  $   (1,740)  $      753   $      845     $  1,083   $    195
                                          ========     ========     ========     ========   ========
Net (loss) income per common share....  $    (0.80)  $     0.35   $     0.40(3)  $     na   $     na
                                          ========     ========     ========     ========   ========
Weighted average number of common
  shares outstanding..................   2,156,346    2,169,276    2,136,615           na         na

---------------
(1) Includes mutual funds of $49.0 million sold during fiscal 1997, which transactions settled on April 1, 1997.

(2) Reflects consolidation of the Bank's Jamaica branch office and the St. Albans branch office during fiscal 1997.

(3) Historical net income per common share for fiscal 1995 is based on net income from October 24, 1994 (the date of the Bank's conversion to stock form) to March 31, 1995 was $0.17.

                                                            AT OR FOR THE YEAR ENDED MARCH 31,
                                                         -----------------------------------------
                                                         1997     1996     1995     1994     1993
                                                         -----    -----    -----    -----    -----
KEY OPERATING RATIOS:
Return on average assets(1)(2).........................  (0.47)%   0.21%    0.25%    0.35%    0.06%
Return on average equity(2)(3).........................  (5.00)    2.16     3.61     7.88     1.48
Interest rate spread(4)................................   2.90     2.57     2.74     2.38     2.50
Net interest margin(5).................................   3.04     2.85     2.91     2.43     2.56
Operating expenses to average assets(2)(6).............   3.22     2.48     2.38     2.46     2.07
Equity-to-assets(7)....................................   8.03     9.45     9.46     4.59     4.06
Net interest income to operating expenses(2)(8)........   0.88x    1.10x    1.17x    0.95x    1.19x
Average interest-earning assets to average
  interest-bearing liabilities.........................   1.04x    1.07x    1.05x    1.02x    1.01x
ASSET QUALITY RATIOS:
Non-performing assets to total assets(9)...............   1.52%    0.97%    0.56%    1.24%    1.53%
Non-accrual loans and accruing loans 90 days or more
  past due to total loans..............................   3.11     3.85     3.39     6.73     8.17
Allowance for loan losses to total loans...............   1.09     1.42     2.10     2.35     2.74
Allowance for loan losses to non-performing loans......  35.06    37.05    61.79    34.95    33.53
Allowance for loan losses to non-accrual loans.........  68.38    59.29    70.17    57.56    41.62
Net loan charge-offs to average loans..................   0.69     0.00     1.06     0.65     1.63

---------------
(1) Net income divided by average total assets.

(2) Excluding the SAIF assessment the return on average assets, return on average equity operating expenses to average assets and net interest income to operating expenses for the fiscal year ended March 31, 1997 were (0.022%), (2.29%), 2.77% and 1.02x, respectively.

(3) Net income divided by average total equity.

(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5) Net interest income divided by average interest-earning assets.

(6) Non-interest expenses less loss on foreclosed real estate, divided by average total assets.

(7) Total equity divided by assets at period end.

(8) Net interest income divided by non-interest expenses less loss on foreclosed real estate.

(9) Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Carver's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Carver has undertaken a restructuring of its balance sheet and is now placing primary emphasis on its whole loan portfolio through the origination of loans, as well as the purchase of whole loans. As a result of this effort, the loan portfolio has substantially increased as a percentage of total assets. Therefore, Carver's future earnings will be derived from direct lending and purchase activities replacing investing in securities. Carver's net income is also affected by the generation of non-interest income, such as loan fees and service charges, as well as gains on sales of securities held for sale. In addition, net income is affected by the level of provision for loan losses, as well as operating expenses.

     The operations of the Bank and the entire thrift industry are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings nationwide.

RECAPITALIZATION OF THE SAVINGS ASSOCIATION INSURANCE FUND (SAIF)

     During the second quarter of fiscal 1997, Carver experienced a one time pre-tax assessment of $1.6 million for recapitalization of the SAIF pursuant to legislation which was signed into law in September of 1996. The legislation to recapitalize the SAIF was anticipated by the industry and reduced Carver Federal's deposit insurance premium from 23 basis points, on insured deposits of approximately $248.4 million, to 6.5 basis points effective January 1, 1997.

RESTRUCTURING OF BALANCE SHEET

     In December of 1996, the Board of Directors made a strategic decision to accelerate the reallocation of assets out of investment securities and into loans. The Board and management reviewed a variety of transactions that would reallocate assets on the balance sheet and the income stream that each would produce. The analysis resulted in a decision to divest of approximately $72 million in money market rate investment securities or mutual funds that were carried on the books as available for sale and reinvest the proceeds into performing one-to-four family adjustable rate mortgages. Carver experienced a one time pre-tax charge of $1.0 million during the fourth fiscal quarter of 1997 as a result of the disposition of the mutual funds. Carver projects that net yields and earnings will be improved by replacing the lower yielding securities with higher yielding loans.

     In combination with the asset shift, Carver further leveraged the balance sheet by increasing total assets. To accomplish this Carver entered into an agreement to purchase $43.0 million of performing one- to four-family mortgage loans. The Bank increased securities sold under repurchase agreements and borrowing from the FHLB to settle the purchase. At March 31, 1997, Carver settled on $11 million of the loans purchased. The balance of additional loans purchased ($32 million) settled on April 1, 1997. On April 1, 1997, $49.0 million of securities held as available for sale were sold, $17 million was utilized to repay FHLB borrowings and $32 million was used to fund the balance of the additional loans purchased. The average yield on the loans purchased is expected to exceed the yield on the securities sold by approximately 175 basis points. The average yield on the additional loans purchased is expected to exceed the cost of the FHLB borrowings by approximately 100 basis points. As a result of this strategy, Carver's total assets increased from $371.1 million at March 31, 1996 to $423.6 million at March 31, 1997.

     The net effect of the transactions settling on April 1, 1997, ($49 million of securities sold, $32 million in loans purchased, and retirement of $17 million in FHLB borrowings), was a reduction in total assets of $17 million, to $406.6 million at April 1, 1997.

     As a result of the foregoing, during fiscal 1997, the loan portfolio increased by 140% from $82.6 million at March 31, 1996, to $197.9 million at March 31, 1997, an increase of $115.3 million. In addition, Carver added approximately $1.6 million to its provisions for loan losses during the fourth quarter of fiscal 1997 in order to maintain the allowance for loan losses at an adequate level consistent with the Bank's policies. At March 31, 1997, the allowance for loan losses as a percentage of total loans was 1.13% as compared to 1.42% at March 31, 1996. See "Comparison of Operating Results for the Years Ended March 31, 1997 and 1996 -- Provision for Loan Losses."

ASSET/LIABILITY MANAGEMENT

     Net interest income, the primary component of Carver's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. Management has sought to reduce Carver's exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans for its portfolio, investment in adjustable-rate and shorter-term mortgage-backed securities and the sale of all long-term fixed-rate loans originated into the secondary market. Carver Federal has also reduced interest rate risk through its origination and purchase of primarily adjustable rate mortgage loans. During fiscal year 1997, loan portfolio increased by $115.3 million, or 140%. The growth in the loan portfolio was funded primarily by matched funding from FHLB advances and reverse repurchase agreements. See "-- Restructuring of Balance Sheet."

INTEREST RATE SENSITIVITY ANALYSIS

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceed the amount of rate-sensitive assets. Generally, during a period of falling interest rates a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income, and during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a negative one-year gap equal to 9.95% of total rate-sensitive assets at March 31, 1997, as a result of which its net interest income could be adversely affected by rising interest rates, and positively affected by falling interest rates.

     The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 1997. Maturity repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect nonperforming loans.

                                   THREE OR   FOUR TO     OVER ONE     OVER THREE   OVER FIVE     OVER
                                     LESS      TWELVE      THROUGH      THROUGH      THROUGH      TEN
MONTHS                              MONTHS     MONTHS    THREE YEARS   FIVE YEARS   TEN YEARS    YEARS      TOTAL
---------------------------------  --------   --------   -----------   ----------   ---------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
RATE-SENSITIVE ASSETS:
Loans............................  $ 57,890   $ 43,301    $  33,715     $ 26,555    $  23,894   $ 12,563   $197,918
Federal Funds Sold...............         0          0            0            0            0          0          0
Investment Securities(1).........    51,157                   7,210                                          58,367
Mortgage-Backed Securities.......     2,625          4        1,150        7,598        2,621    129,522    143,520
Total............................   111,672     43,305       42,075       34,153       26,515    142,085    399,805
RATE-SENSITIVE LIABILITIES:
Deposits.........................    27,420     48,018       55,053       36,320       59,690     39,971    266,471
Borrowings.......................    54,000     65,335                                  1,766               121,101
Total............................    81,420    113,353       55,053       36,320       61,456     39,971    387,572
Interest Sensitivity Gap.........  $ 30,252   $(70,048)   $ (12,975)    $ (2,167)   $ (34,941)  $102,114   $ 12,233
Cumulative Interest Sensitivity
  Gap............................  $ 30,252   $(39,796)   $ (52,774)    $(54,941)   $ (89,881)  $ 52,204
Ratio of Cumulative Gap to Total
  Rate-Sensitive Assets..........      7.57%     (9.95)%     (13.20)%     (13.74)%     (22.48)%    13.06%

---------------
(1) Includes securities available-for-sale.

     The preceding table was prepared utilizing certain assumptions regarding prepayment and decay rates as determined by the OTS for savings associations nationwide as of December 31, 1995. While management does not believe that these assumptions will be materially different from Carver's actual experience, the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors. The following assumptions were used: (i) adjustable-rate first mortgage loans will prepay at the rate of 6% per year; and (ii) fixed-rate first mortgage loans will prepay annually as follows:

                                                              ANNUAL PREPAYMENT RATE
                                                      --------------------------------------
        COUPON RATE                                   30-YEAR     15-YEAR     5-YEAR BALLOON
        --------------------------------------------  -------     -------     --------------
         6.50%......................................    9.00%       8.00%          13.00%
         7.00.......................................    9.00        9.00           16.00
         7.50.......................................   11.00       11.00           19.00
         8.00.......................................   13.00       14.00           25.00
         8.50.......................................   16.00          --              --
         9.00.......................................   20.00          --              --
         9.50.......................................   25.00          --              --
        10.00.......................................   28.00          --              --

     In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity, transaction accounts will decay at a rate of 37% in the first year and passbook accounts will decay at a rate of 17% in the first year, and money market accounts will reflect a 79% decay rate in year one.

     Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in Carver's portfolio contain conditions which restrict the periodic change in interest rate.

     The ratio of cumulative gap to total rate sensitivity assets for the fiscal year changed from positive 28.14% at March 31, 1996 to negative 9.95% at March 31, 1997. The adjustable rate assets accounts was 84.83% of the Bank's total interest sensitive assets as at March 31, 1997.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

     The following table sets forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in the information presented.

     The table also presents information for the years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                               AT MARCH 31,
                                            -------------------         YEAR ENDED MARCH 31,
                                                                   -------------------------------
                                                   1997                         1997
                                            -------------------    -------------------------------
                                                        AVERAGE                            AVERAGE
                                                         YIELD     AVERAGE                  YIELD
                                            BALANCE      COST      BALANCE     INTEREST     COST
                                            --------    -------    --------    --------    -------
                                                            (DOLLARS IN THOUSANDS)
ASSETS:
Loans(1).................................   $197,918      8.01%    $ 94,346    $  7,844      8.31%
Investment Securities(2).................     58,440      5.72       85,040       4,742      5.25
Mortgage-Backed Securities(3)............    143,520      6.35      156,454       9,979      6.38
Federal Funds Sold.......................         --        --        5,202         282      5.42
                                            --------      ----     --------     -------      ----
Total Interest-earning assets............    350,836      7.08      341,042      22,847      6.70
                                                                                -------
Non Interest Earning Assets..............     23,778                 25,453
                                            --------               --------
         Total Assets....................   $423,614               $366,495
                                            ========               ========
INTEREST-BEARING LIABILITIES:
Deposits
  DDA....................................   $  7,677        --     $  4,774    $     --        --
Now......................................     18,579      1.89       19,909         311      1.56
Savings and Clubs........................    142,953      2.50      142,410       3,542      2.49
Money Market Accounts....................     21,078      3.15       20,398         658      3.23
Certificate of deposits..................     76,185      5.37       74,583       3,844      5.15
                                            --------      ----     --------     -------      ----
Total deposits...........................    266,471      3.26      262,074       8,355      3.19
Borrowed money...........................    121,101      6.17       66,403       4,128      6.22
                                            --------      ----     --------     -------      ----
Total interest-bearing liabilities.......    387,572      4.17      328,477      12,483      3.80
                                                                                -------
Non-interest-bearing liabilities.........      2,058                  3,239
                                            --------               --------
Total liabilities........................    389,630                331,716
  Stockholders' equity...................     34,150                 34,779
                                            --------               --------
Total liabilities and stockholders'
  equity.................................   $423,614               $366,495
                                            ========               ========
Net interest income......................                                      $ 10,364
                                                                                =======
Interest rate spread.....................                 2.91%                              2.90%
                                                          ====                               ====
Net interest margin......................                                                    3.04%
                                                                                             ====
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities............................                                                    1.04x
                                                                                             ====


                                                         1996                               1995
                                           --------------------------------    -------------------------------
                                                                    AVERAGE                            AVERAGE
                                            AVERAGE                  YIELD     AVERAGE                  YIELD
                                            BALANCE     INTEREST     COST      BALANCE     INTEREST     COST
                                           ---------    --------    -------    --------    --------    -------

ASSETS:
Loans(1).................................  $  58,136    $  4,800      8.26%    $ 49,609    $  4,092      8.25%
Investment Securities(2).................     91,639       5,807      6.34       81,466       5,230      6.42
Mortgage-Backed Securities(3)............    188,136      12,217      6.49      179,963      10,159      5.65
Federal Funds Sold.......................     11,949         705      5.90        5,738         269      4.69
                                            --------      ------      ----     --------      ------       ---
Total Interest-earning assets............    349,860      23,529      6.73      316,776      19,750      6.23
                                                          ------                             ------
Non Interest Earning Assets..............     13,977                             15,369
                                            --------                           --------
         Total Assets....................  $ 363,837                           $332,145
                                            ========                           ========
INTEREST-BEARING LIABILITIES:
Deposits
  DDA....................................  $   4,761    $     --        --     $  3,814    $     --        --
Now......................................     15,539         314      2.02       13,904         226      1.62
Savings and Clubs........................    140,204       3,507      2.50      144,092       3,591      2.49
Money Market Accounts....................     18,770         599      3.19       19,135         541      2.83
Certificate of deposits..................     74,060       3,970      5.36       66,870       3,115      4.66
                                            --------      ------      ----     --------      ------       ---
Total deposits...........................    253,334       8,390      3.31      247,815       7,473      3.02
Borrowed money...........................     73,253       5,204      7.10       54,226       3,059      5.64
                                            --------      ------      ----     --------      ------       ---
Total interest-bearing liabilities.......    326,587      13,594      4.16      302,041      10,532      3.49
                                                          ------                             ------
Non-interest-bearing liabilities.........      2,230                              6,710
                                            --------                           --------
Total liabilities........................    328,817                            308,750
  Stockholders' equity...................     35,020                             23,394
                                            --------                           --------
Total liabilities and stockholders'
  equity.................................  $ 363,837                           $332,145
                                            ========                           ========
Net interest income......................               $  9,935                           $  9,218
                                                          ======                             ======
Interest rate spread.....................                             2.57%                              2.74%
                                                                      ====                                ===
Net interest margin......................                             2.85%                              2.91%
                                                                      ====                                ===
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities............................                             1.07x                              1.05x
                                                                      ====                                ===

---------------
(1) Includes non-accrual loans.

(2) Includes FHLB stock and fair value of investments available for sale of $2.1 million at March 31, 1997.

(3) Includes fair value of mortgage-backed securities available for sale of $32.8 million at March 31, 1997.

RATE/VOLUME ANALYSIS

     The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to
(i) changes in volume (changes in volume multiplied by new rate), (ii) changes in rates (change in rate multiplied by old volume), and (iii) total change. Changes in rate/volume (changes in rate multiplied by the changes in volume) are allocated proportionately between changes in rate and changes in volume.

                                                               YEAR ENDED MARCH 31,
                                               ----------------------------------------------------
                                                     1997 VS. 1996              1996 VS. 1996
                                                  INCREASE (DECREASE)        INCREASE (DECREASE)
                                                        DUE TO                      DUE TO
                                               -------------------------   ------------------------
                                               VOLUME    RATE     TOTAL    VOLUME    RATE    TOTAL
                                               -------   -----   -------   ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans......................................  $ 3,013   $  31   $ 3,044   $  704   $    4   $  708
Investment securities(1).....................     (335)   (730)   (1,065)     645      (68)     577
     Mortgage-backed securities(1)
     Securities..............................   (2,024)   (214)   (2,238)     531    1,527    2,058
  Federal funds sold.........................     (441)     18      (423)     367       69      436
                                               -------   -----   -------   ------   ------   ------
  Total interest-earning assets..............      213    (895)     (682)   2,247    1,532    3,779
                                               -------   -----   -------   ------   ------   ------
Interest-bearing liabilities:
NOWs.........................................        4      (7)       (3)      33       54       87
Savings and Clubs............................       49     (14)       35      (97)      14      (83)
Money Market Accounts........................       66      (7)       59      (11)      71       60
Certificate of Deposits......................      (92)     36       (56)     385      468      853
                                               -------   -----   -------   ------   ------   ------
Total Deposits...............................       27       8        35      310      607      917
  Borrowed money.............................      638     438     1,076    1,352      793    2,145
                                               -------   -----   -------   ------   ------   ------
Total interest-bearing liabilities...........      665     446     1,111    1,662    1,400    3,062
                                               -------   -----   -------   ------   ------   ------
Net change in net interest income............  $   878   $(449)  $   429   $  585   $  132   $  717
                                               =======   =====   =======   ======   ======   ======

---------------
(1) Includes securities available for sale.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND 1996

     Carver's total assets increased by $56.0 million, or 15.23%, from $367.6 million at March 31, 1996 to $423.6 million at March 31, 1997. The increase in assets was primarily due to the restructuring of the investment and loan portfolios and leveraging the Company's balance sheet. Carver's portfolio of securities available for sale decreased by $30.5 million, or 26.68%, to $83.8 million at March 31, 1997, from $114.3 million at March 31, 1996. The reason for this significant change in the portfolio was the sale of the Company's portfolio of mutual funds (which was included in securities available for sale), in accordance with the Company's restructuring program. Accordingly the balance of this portfolio at year end consisted of mortgage-backed securities available for sale. Mortgage-backed securities held to maturity decreased by $20.3 million, or 15.48%, to $110.8 million at March 31, 1997, from $131.1 million at March 31, 1996, primarily due to principal repayments. Investment securities held to maturity decreased by $7.3 million, or 82.02%, to $1.6 million at March 31, 1997, from $8.9 million at March 31, 1996. This decrease in investment securities was due primarily to the call back of certain bonds totaling $7.0 million. Carver's loans receivable increased to $197.9 million at March 31, 1997, as compared to $82.6 million at March 31, 1996. In fiscal year 1997, Carver Federal purchased $83.0 million of one- to four-family mortgage loans. See "Restructuring of Balance Sheet."

     Carver's total liabilities increased by $56.8 million, or 17.07%, from $332.8 million at March 31, 1996, to $389.6 million at March 31, 1997, as a result of an increase in borrowings as well as increased deposits. At March 31, 1997, the Bank's FHLB advances were $45.4 million, an increase of $20.0 million, or 78.74%, as compared to advances of $25.4 million at March 31, 1996. Securities sold under agreements to repurchase increased $27.3 million, or 58.09%, to $74.3 million at March 31, 1997, from $47.0 million at March 31, 1996. Carver used the proceeds from the principal payments of securities to decrease its borrowings and thereby reduce the cost of funds.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

  Net Income (Loss)

     For fiscal 1997, the Company experienced a net loss of $1.7 million, as compared to net income of $753,000 for the year ended March 31, 1996. Earnings for fiscal 1997 were adversely affected by three unusual events. During the second quarter of fiscal 1997, Carver experienced a one time pre-tax assessment of $1.6 million for the recapitalization of the Savings Association Insurance Fund ("SAIF") pursuant to legislation which was enacted in September of 1996. During the fourth quarter of fiscal 1997, Carver experienced a one time pre-tax charge of $1.0 million as a result of the disposition of approximately $72 million of money market rate investment securities, or mutual funds. During the fourth quarter of fiscal 1997, the Company added approximately $1.6 million to its provision for loan losses. Carver's operating results for the year were also impacted by an increase in net interest income and an increase in non-interest expense.

  Net Interest Income

     Net interest income before provision for loan losses for the year ended March 31, 1997, increased $429,000, or 4.32%, to $10.3 million as compared to $9.9 million for the year ended March 31, 1996 ("fiscal 1996"). Carver's interest rate spread widened from 2.57% in fiscal 1996 to 2.90% in fiscal 1997, and its interest margin increased from 2.85% in fiscal 1996, to 3.04% in fiscal 1997. These increases in interest rate spread and net interest margin resulted in part from the decreased cost of deposits and borrowed money. These increases also reflect the replacement of certain investment and mortgage-backed securities with higher yielding loans. The ratio of the Company's average interest-earning assets to interest-bearing liabilities decreased to 1.04x in fiscal 1997, from 1.07x in fiscal 1996. The changes in this ratio primarily reflects the increase in average interest earning assets.

  Interest Income

     Carver's interest income for the fiscal year ended March 31, 1997, decreased by $682,000, or 2.90%, to $22.8 million as compared to $23.5 million for the fiscal year ended March 31, 1996. The decrease in interest income resulted primarily from a 3 basis point decrease in the average yield on interest-bearing assets, from 6.73% during fiscal year 1996, to 6.70% during fiscal year 1997 and a decline of $8.8 million in the average balance of interest-earning assets. The decline in average yield resulted from a lower interest rate environment.

     The decrease in interest income resulted in part from a $2.2 million, or 18.31%, decrease in income from mortgage-backed securities, reflecting a decrease of 11 basis points in the average yield to 6.38% in fiscal 1997 from 6.49% in fiscal 1996. The decrease in interest income also resulted in part from a $1.1 million or an 18.33% decrease in interest income from investment securities, primarily due to a decrease of 76 basis points in the average yield to 5.58% during fiscal 1997 from 6.34% during fiscal 1996. A decline in the general level of interest rates lead these assets, which are primarily adjustable rate, to reprice to lower yields during fiscal 1997. The decline in average yields resulted in a decline in interest income. The impact of these declines in the average yields was offset in part by a shift in Carver's interest earning assets. The shift was reflected in the declines in the average balances of investment securities and mortgage-backed securities which were offset by a significant increase in the average balance of higher yielding mortgage loans. In addition, the average yield on mortgage loans increased slightly from 8.26% for fiscal 1996 to 8.31% during fiscal 1997.

  Interest Expense

     Total interest expense decreased by $1.1 million, or 8.18%, to $12.4 million for fiscal 1997, as compared to $13.5 million for fiscal 1996. The decrease was primarily attributable to a decrease of 88 basis points in the average cost of borrowings during the fiscal 1997 as well as a decrease in average balance on borrowings, of $6.8 million, or 9.29%, to $66.4 million for fiscal 1997, as compared to $73.2 million for fiscal 1996. The interest expense on deposits for the year ended March 31, 1997, decreased nominally by $35,000, or 0.42%, from $8.39 million for the year ended March 31, 1996 to $8.36 million for the year ended March 31, 1997 despite an increase in average deposits of $8.7 million, or 3.43% to $262.0 million for fiscal year 1997, as compared to $253.3 million for fiscal 1996. The decrease in average balance was offset by a 12 basis point decrease in the average cost of deposits, from 3.31% for the year ended March 31, 1996 to 3.19% for fiscal year 1997. The increase in deposits costs is due principally to a decline in the average cost of certificate of deposit accounts in the lower interest rate environment.

  Provision for Loan Losses

     The provision for loan losses increased by $1.6 million from $131,000, for the year ended March 31, 1996, to $1.7 million for the year ended March 31, 1997. In addition, the decision to increase the provision reflects the increase in non-performing loans from $3.3 million at March 31, 1996 to $6.4 million at March 31, 1997, net charge-offs of $649,000 during fiscal 1997, compared to a net recovery of $19,000 in fiscal 1996, and the increase in the loan portfolio to $197.8 million at March 31, 1997 from $82.6 million at March 31, 1996. The net effect of the increased provision and the charge-offs for fiscal 1997 was an increase in the allowance for loan losses from $1.2 million at March 31, 1996, to $2.2 million at March 31, 1997, and equaled 1.09% of the gross loan portfolio compared to 1.42% at March 31, 1996. The decline in the ratio of allowances to total loans is the result of the significant increase in gross loans at March 31, 1997. In determining its provision for loan losses, management establishes specific loss allowances on identified problem loans and general loss allowance on the remainder of the loan portfolio.

  Non-Interest Income

     Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income for fiscal year 1997, decreased by $495,000, or 81.44%, to $113,000, from $608,000 for fiscal year 1996. The decrease was due to loss of $1.0 million on the sale of Carver's mutual fund investments, as part of the asset restructuring during fiscal 1997 substantially offset by increased loan and fee services, charges, and other fees loan fee and service charge income increased by $116,000 or 149.33% due a substantial increase in loan obligations. Fee income for banking services increased by $315,000 or 59.53%, primarily due to an increase in the fees charged for selected services and income from automatic teller machines.

  Non-Interest Expense

     Non-interest expense increased by $2.7 million, or 30.37%, to $11.8 million for fiscal 1997, as compared to $9.1 million for fiscal year 1996. This increase was primarily attributable to a one-time pre-tax assessment of $1.6 million for the recapitalization of SAIF, pursuant to the Funds Act. Excluding the SAIF assessment, total non-interest expense would have been $10.2 million for fiscal 1997. During the fiscal year 1997 Carver invested substantially in improving its infrastructure. These investments encompassed upgrading technology, increasing staff and expanding marketing efforts. These investments increased operating expenses for the fiscal year 1997. Salaries and employee benefits for fiscal year 1997 increased by $562,000, or 16.13%, to $4.0 million from $3.4 million for fiscal year 1996. This increase was primarily due to a general increase in staff, incentive compensation and ESOP expense. Equipment expense for fiscal 1997 increased by $403,000, or 58.72%, to $1.1 million from $686,000 in fiscal year 1996, reflecting the increased depreciation and maintenance cost for new furniture, fixtures and computers for Carver's new headquarters and certain branches. Net occupancy expense for fiscal year 1997 increased by $136,000, or 13.92%, to $1.1 million from $976,000 in fiscal year 1996. Increase in rent, cleaning expenses and depreciation of leasehold expenses account for the increase in occupancy expense. These increases in non-interest expenses were offset in part by decreased deposit insurance premiums from $618,000 during fiscal 1996 to $482,000 for fiscal 1997. This $137,000 or 22.9%, decrease was due to decreased assessment rates which became effective as of the fourth quarter of fiscal 1997. See "Impact of Recent Legislation -- Recapitalization of the Savings Association Insurance Fund SAIF." Legal expenses during fiscal year 1997, decreased by $194,000, or 55.26%, to $157,000 from $351,000 during fiscal year 1996. The decrease in legal cost was due mainly to capitalization of the costs incurred in connection with the Reorganization of approximately $225,000. This amount is being depreciated on a straight line basis over sixty months. Other non-interest expense increased $314,000, or 16.33%, due to increases on a variety of miscellaneous expense categories, including, among other items, travel and expense, employee training and charitable contribution expenses.

  Income Tax Expense

     Income tax expense (benefit) for fiscal year 1997, was a benefit of $1.2 million, compared to $606,000 for fiscal year 1996, due to the net loss for fiscal 1977. The Company's effective tax rates were 42.3% and 44.59% for the years then ended March 31, 1997 and 1996, respectively.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1996 AND 1995

     The Bank's total assets decreased by $305,000, or 0.09%, from $367.9 million at March 31, 1995 to $367.6 million at March 31, 1996. The decrease in assets was not significant. The Bank's portfolio of mortgage-backed securities available-for-sale increased $22.0 million, or 111.1%, to $41.7 million at March 31, 1996 from $19.7 million at March 31, 1995 and its portfolio of mortgage-backed securities held to maturity decreased $50.0 million, or 27.6%, to $131.1 million at March 31, 1996 from $181.1 million at March 31, 1995. The reason for change in those two portfolios was mainly due to a transfer of $25.2 million of mortgage-backed securities from the held to maturity portfolio to the available-for-sale portfolio as allowed by FASB 115. Investment securities held-to-maturity decreased $9.1 million, or 50.45%, to $8.9 million at March 31, 1996 from $18.0 million at March 31, 1995. This decrease in investment securities was due to call back of bonds of $9 million. The Bank's securities available-for-sale and held-to-maturity consisted primarily of U.S. Government and agency securities and mutual funds invested in similar securities. The Bank's additional mortgage-backed securities consisted entirely of securities which meet the regulatory definition of non-high risk mortgage securities. The Bank's loans receivable increased to $82.6 million at March 31, 1996 as compared to $48.5 million at March 31, 1995. In fiscal year 1996 Carver Federal purchased $26.3 million of single family loans.

     The Bank's total liabilities decreased by $268,000, or 0.08%, from $333.2 million at March 31, 1995 to $332.8 million at March 31, 1996 as the result of decreased borrowings offset by increased deposits. At March 31, 1996, the Bank's FHLB advances were $25.4 million, a decrease of $37.0 million, or 59.29%, as compared to advances of $62.4 million at March 31, 1995. Securities sold under agreements to repurchase increased $28.8 million, or 158.41%, to $47.0 million at March 31, 1996 from $18.2 million at March 31, 1995. The Bank used the principal payments of securities to decrease the borrowing in order to reduce the cost of funds.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

  Net Income

     Net income for the year ended March 31, 1996, decreased by $92,000, or 10.88%, to $753,000 from $845,000 for the year ended March 31, 1995. The decline in net income, however, resulted primarily from an increase in non interest expense. During fiscal year 1996, Carver Federal invested substantially in improving the Bank's infrastructure. These investments encompassed upgrading technology, increasing lending department staff, expanding marketing efforts, and re-opening the Bank's headquarters which had been destroyed by fire. The Bank also incurred increased legal cost in defending the class action suit brought by the shareholders which was dismissed for lack of subject matter jurisdiction, as well as higher legal costs associated with operating as a public company.

  Net Interest Income

     Net interest income before provision for loan losses for the year ended March 31, 1996 increased $716,000, or 7.77%, to $9.9 million as compared to $9.2 million for the year ended March 31, 1995. The Bank's interest rate spread narrowed from 2.74% in fiscal year 1995 to 2.57% in fiscal year 1996 and its interest margin decreased from 2.91% in fiscal year 1995 to 2.85% in fiscal year 1996. This decrease in interest rate spread and interest margin resulted from increased cost of deposits and borrowed money which was partially offset by an increase in average yield on interest earning asset. The ratio of the Bank's average interest-earning assets to interest-bearing liabilities improved to 1.07x in fiscal year 1996 from 1.05x in fiscal year 1995. The improvement in this ratio primarily reflects an increase in stockholders' equity and non-interest-bearing liabilities.

  Interest Income

     The Bank's interest income for the fiscal year ended March 31, 1996 increased $3.8 million, or 19.13%, to $23.5 million as compared to $19.8 million for the fiscal year ended March 31, 1995. The increase in interest income resulted primarily from a 50 basis point increase in the average yield on interest-bearing assets, from 6.23% during fiscal year 1995 to 6.73% during fiscal year 1996. The increase in average yield reflects the higher interest rate environment experienced during fiscal year 1996 and, to a lesser extent, the increased percentage of interest-earning assets represented by higher yielding loans during year.

     The increase in interest income resulted in part from a $2.1 million, or 20.26%, increase in income from mortgage-backed securities due to increases in the Bank's portfolio of securities held-to-maturity and securities available-for-sale during fiscal year 1996. This increase was primarily due to an increase of $8.2 million, or 4.54%, in the average balance of mortgage-backed securities during fiscal year 1996 as compared to fiscal year 1995. The increase in income from these assets was enhanced by an increase of 84 basis points in yields to 6.49% during fiscal year 1996 from 5.65% during fiscal year 1995. The higher average balance and higher yield in mortgage-backed securities portfolio during fiscal year 1996 reflect the investment of funds from deposit growth. Interest income from loans increased $708,000, or 17.30%, to $4.8 million during fiscal year 1996 as compared $4.1 million during fiscal year 1995. The increase in income from loans was primarily due to an increase in average balance of $8.5 million, or 17.19%, during fiscal year 1996 as compared to fiscal year reflecting the implementation of Carver Federal's strategy of increasing loan originations and purchases.

     Interest income from investment securities increased $577,000, or 11.03%, to $5.8 million during fiscal year 1996 as compared to $5.2 million for the year ended March 31, 1995. This increase in interest income is due to increase in the average balance of investment securities of $10.2 million during fiscal year 1996 as compared to fiscal year 1995. The average yield on investment securities decreased by 8 basis points during fiscal year 1996 to 6.34% as compared to 6.42% during fiscal year 1995. Interest income from federal funds sold increased $436,000, or 162.08%, to $705,000 during fiscal year 1996 as compared to $269,000 during fiscal year 1995. This increase in interest income reflects an increase in the average balance of federal funds sold increased $6.2 million, or 108.24% to $11.9 million during fiscal year 1996 as compared to $5.7 million during fiscal year 1995. The increase in interest income from federal fund sold is in part due to 121 basis points in average yield during fiscal year 1996 as compared to fiscal year 1995.

  Interest Expense

     Total interest expense increased $3.1 million, 29.07%, to $13.6 million for fiscal year 1996 as compared to $10.5 million for fiscal year 1995. The increase was attributable to an increase in average interest-bearing liabilities due to an increase in deposits and borrowings. The interest expense on deposits for the year ended March 31, 1996 , increased $917,000, or 12.27%, from $7.5 million for the year ended March 31, 1995 to $8.4 million for the year ended March 31, 1996. The increase resulted from a $5.5 million, or 2.23%, increase in the average balance of deposits and a 29 basis point increase in the average cost of deposits, from 3.02% for the year ended March 31, 1995 to 3.31% for fiscal year 1996. The increase in deposits costs is due principally to an increase in higher rate certificate accounts. Interest expense on borrowings for the year ended March 31,

1996 increased $2.1 million, or 70.12%, from $3.1 million for the year ended March 31, 1995 to $5.2 million for the year ended March 31, 1996. The increase resulted from a $19.0 million, or 35.09%, increase in the average balance of borrowings, reflecting the Bank's leveraging strategy and a 146 basis point increase in the average cost of borrowings, from 5.64% for fiscal year 1995 to 7.10% for fiscal year 1996 due to the impact of the higher interest rate environment experienced during the fiscal year.

  Provision for Loan Losses

     The provision for loan losses decreased by $203,000 from $334,000 for the year ended March 31, 1995, to $131,000 for the year ended March 31, 1996. There was no charge-off during fiscal year 1996. Recovery of charge-off amounted to $19,000 during the same period. The charge-offs net of recoveries during fiscal year 1995 amounted to $527,000. The net effect of provision for loan losses and the net recovery during fiscal 1996 was an increase of the Bank's total allowance for loan losses increased from $1.1 million at March 31, 1995 to $1.2 million at March 31, 1996. At March 31, 1996 the allowance for loan losses represented 1.42% of the gross loan portfolio compared to 2.1% at March 31, 1995. In determining its provision for loan losses, management establishes loss allowances on identified problem loans and the remainder of the loan portfolio.

  Non-Interest Income.

     Non-interest income for fiscal year 1996 increased $32,000, or 5.62%, to $608,000, from $576,000 for fiscal year 1995 due primarily to increase in loan fees income.

  Non-Interest Expense.

     Non-interest expense increased $1.1 million, or 14.00%, to $9.1 million for fiscal year 1996 as compared to $7.9 million for fiscal year 1995. During fiscal year 1996 the Bank invested substantially in improving its infrastructure. These investments encompassed upgrading technology, increasing management and lending department staff, expanding marketing efforts, and re-opening the Bank's headquarters which had been destroyed by fire. These investments increased operating expenses for the fiscal year 1996. Salaries and employee benefits for fiscal year 1996 increased $408,000, or 13.26%, to $3.5 million from $3.1 million for fiscal year 1995. This increase was due to increase in management and lending department staff, incentive compensation and ESOP expenses. Net occupancy expense for fiscal year 1996 increased $123,000, or 14.39%, to $978,000 from $853,000 in fiscal year 1995. Increases in rent, cleaning expense and the opening of the Bank's new headquarters account for the increase in occupancy expense. Advertising expense for fiscal year 1996 increased $105,000, or 164.56%, to $168,000 from $64,000 in fiscal year 1995. Carver Federal retained during the fiscal year 1996 the services of a marketing company to expand marketing effort in order to increase origination of loans and deposits for the branches. FDIC insurance premium expense decreased $113,000, or 15.45%, to $618,000 during fiscal year 1996 as compared to $731,000 during fiscal year 1995 due to lower premium rate. Legal expenses during fiscal year 1996 increased $227,000, or 183.35%, to $351,000 from $124,000 during fiscal year 1995. The increase in legal expenses was due mainly to defending the class action law suit brought by certain shareholders as well as higher legal costs associated with operating as a public company. On January 2, 1996, the United States District Court for Southern District of New York dismissed the class action suit for lack of subject matter jurisdiction. The plaintiffs have filed notice in United States Court of Appeals for second circuit of their intent to appeal. Other non-interest expense (not including legal expenses) increased $488,000, or 34.01%, due to increases on a variety of miscellaneous expense categories.

  Income Tax Expense.

     Income tax expense for fiscal year 1996 decreased to $606,000 compared to $674,000 for fiscal year 1995, because of lower earnings. The Bank's effective tax rate remains the same for fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Carver Federal's primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments on loans, mortgage-backed securities. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flow and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulation. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Bank's liquidity ratios were 21.86% and 33.00% at March 31, 1997 and 1996, respectively.

     The Bank's most liquid assets are cash and short-term investments including mutual funds. The level of these assets are dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31, 1997, and 1996, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $83.2 million and $85.8 million, respectively.

     The primary investment activity of the Bank is the origination and purchase of loans and, to a lesser extent, purchase of investment and mortgage-backed securities. During fiscal year 1997, Carver purchased $84.7 million in whole loan mortgages, $57.5 million in investment securities and mortgage-backed securities, and sold $83.3 million in investment securities and mortgage-backed securities. During fiscal year 1996 the Bank purchased $26.3 million of whole loan mortgages and originated $13.4 million mortgage and other loans. During fiscal year 1996 no securities were purchased. During fiscal years 1997 and 1996, the Bank received $38.3 million and $27.5 million, respectively, in principal payments. During fiscal year 1997 there was a cash flow of $7 million due to call back of government agency bonds.

     At March 31, 1997, the Bank had outstanding loan commitments of $13.4 million. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997 totaled $48.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

REGULATORY CAPITAL POSITION

     The Bank must satisfy three capital standards as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of a core and "supplementary" capital equal to 8.0% of risk-weighted assets. The risk-based capital standard currently addresses only the credit risk inherent in the assets in a thrift's portfolio: it does not address other risks that thrifts face, such as operating, liquidity and interest-rate risks. The OTS recently finalized regulations that add interest rate risk component to capital requirements under certain circumstances. The Bank does not expect that this regulation will require it to reduce its capital for purposes of determining compliance with its risk-based capital requirement. In addition, the OTS has recently adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital (or core capital) to risk-weighted assets of less 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution receives the highest rating under the OTS examination rating system).

     The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 1997, the Bank had tangible, core, and Tier 1 to risk-weighted assets, and risk-based capital ratios of 6.95%, 7.18%, 6.97% and 17.94% respectively.

     The following table reconciles the Bank's stockholders equity at March 31, 1997, under generally accepted accounting principles to regulatory capital requirements:

                                                             REGULATORY CAPITAL REQUIREMENTS
                                                    -------------------------------------------------
                                                     GAAP       TANGIBLE     TIER/CORE     RISK-BASED
                                                    CAPITAL     CAPITAL       CAPITAL       CAPITAL
                                                    -------     --------     ---------     ----------
                                                                     (IN THOUSANDS)
Stockholders' Equity at March 31, 1997(1).........  $30,050     $ 30,050      $30,050       $ 30,050
                                                    =======      =======      =======        =======
Add:
  Unrealized loss on securities available for
     sale, net....................................                   443          443            443
  General valuation allowances....................                     0            0          1,426
  Qualifying intangible assets....................                     0           52             52
Deduct:...........................................                (1,404)      (1,404)        (1,404)
  Goodwill........................................                                                 0
     Excess of net deferred tax assets............                     0            0
  Asset required to be deducted...................                                (40)           (40)
                                                                 -------      -------        -------
  Regulatory capital..............................                29,089       29,141         30,527
  Minimum capital requirement.....................                 6,277       12,555         15,260
                                                                 -------      -------        -------
  Regulatory capital excess.......................              $ 22,812      $16,586       $ 15,267
                                                                 =======      =======        =======

---------------
(1) Reflects Bank only.

     The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 1997, the Bank had tangible, core, and Tier 1 to risk-weighted assets, and risk-based capital ratios of 6.95%, 7.18%, 6.97% and 17.94%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and accompanying notes appearing elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Carver's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on Carver's performance than do the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

IMPACT OF RECENT LEGISLATION

     SAIF Recapitalization. For the period from January 1, through September 30, 1996, there existed a disparity of 23 cents per $100 of deposits in the minimum deposit insurance assessment rates applicable to deposits insured by the Bank Insurance Fund ("BIF") and the higher assessment rates applicable to deposits insured by the Savings Association Insurance Fund ("SAIF"). In response to this disparity, on September 30, 1996 the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all financial institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. Pursuant to such authority, the FDIC imposed a special assessment of 65.7 basis points per $100 of an institution's SAIF-assessable deposits held on March 31, 1995. The Company's special SAIF assessment of $1.6 million was charged to expense in September 1996 and paid in November 1996. In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the calendar year 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same range of rates applicable to the BIF. Prior to the SAIF recapitalization, all SAIF-insured institutions were subject to a minimum assessment of 23 basis points. The Funds Act also expanded the assessment base to include BIF-insured, as well as SAIF-insured, institutions to fund payments on the bonds issued by the Financing Corporation ("FICO bonds") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. In order to fund such interest payments, a separate assessment of 1.3 basis points for BIF-assessable deposits and 6.48 basis points for SAIF-assessable deposits became effective on January 1, 1997. The Funds Act requires that, until December 31, 1999 or such earlier date on which the last savings association ceases to exist, the rates of assessment for FICO bond payments imposed on BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. As a result of the lower overall assessment rates, the Company's non-interest expense for the year justify months ended March 31, 1997 was reduced by $137,000 compared to the same period in 1996.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters. The Secretary of the Treasury also recommended that the BIF and the SAIF be merged irrespective of the elimination of the thrift charter.

     Tax Bad Debt Reserves. Federal tax law changes were enacted in August 1996 to eliminate the "thrift bad debt" method of calculating bad debt deductions for tax years after 1995 and to require thrifts to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after 1987. Since the Bank's federal bad debt reserves approximated the 1987 base-year amounts, this recapture requirement had no significant impact. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. For example, such taxes would no longer be payable in the event that the thrift charter is eliminated and the Bank is required to convert to a bank charter.

     Amendments to the New York state and New York City tax laws redesignate the Bank's state and New York City reserves at December 31, 1995 as the base-year amount and also provide for future additions to each of the base-year reserves using the percentage-of-taxable-income method. This change eliminated the excess New York state reserves for which the Company had recognized a deferred tax liability. Management does not expect these changes so have a significant impact on the Bank. Taxes associated with the recapture of the state and New York City base-year reserve would still become payable under various circumstances, including conversion to a bank charter or failure to meet various thrift definition tests.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transactions that are secured borrowings. SFAS No. 125 is effective for transfers occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB State No. 125, an Amendment of FASB Statement No. 125." In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which provides for the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 simplifies the computation of earnings per share for common stock and potential common stock. The adoption of SFAS Nos. 125, 127 and 128 is not expected to have a material effect on Carver Bancorp's future financial condition, results of operations or reported results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      [LETTERHEAD OF MITCHELL & TITUS LLP]

To The Board of Directors and Stockholders
Carver Bancorp Inc.,

     We have audited the accompanying consolidated statements of financial condition of Carver Bancorp Inc., (the "Company") and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the financial position of Carver Bancorp and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/   MITCHELL & TITUS LLP
------------------------------------

May 30, 1997
New York, New York.

                       [LETTERHEAD OF RADICS & CO., LLC]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders

Carver Federal Savings Bank

     We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Carver Federal Savings Bank (the "Bank") and subsidiary for the year ended March 31, 1995. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to in the second preceding paragraph, present fairly, in all material respects, the results of operations and cash flows of Carver Federal Savings Bank and subsidiaries for the year ended March 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/      RADICS & CO., LLC

                                          --------------------------------------
                                          (formerly Stephen P. Radics & Co.)

May 12, 1995
Pine Brook, New Jersey

                      CARVER BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           AS OF MARCH 31,
                                                                  ---------------------------------
                                                                       1997               1996
                                                                  --------------     --------------
ASSETS
Cash and amounts due from depository institutions...............   $   4,230,757      $   3,225,950
Federal funds sold..............................................              --          6,800,000
                                                                    ------------       ------------
Total cash and cash equivalents (Notes 1 and 19)................       4,230,757         10,025,950
Securities available for sale (Notes 1, 3, 13 and 19)...........      83,892,617        114,328,245
Investment securities held to maturity, net (estimated fair
  value of $1,673,000 in 1997 and $8,814,000 in 1996) (Notes 1,
  4, 13, 18 and 19).............................................       1,675,181          8,937,075
Mortgage-backed securities held to maturity, net (estimated fair value of $107,719,000 in 1997 and $129,813,000 in 1996) (Notes
  1, 5, 12, 13, 18 and 19)......................................     110,852,668        131,105,405
Loans receivable, net (Notes 1, 6, 13 and 19)...................     197,917,673         82,608,065
Real estate owned, net (Note 1).................................          82,198            314,261
Property and equipment, net (Notes 1 and 8).....................      11,342,678          9,956,981
Federal Home Loan Bank of New York stock, at cost (Note 13).....       5,535,000          3,120,000
Accrued interest receivable, net (Notes 1, 9 and 19)............       2,978,365          2,688,199
Excess of cost over net assets acquired, net (Notes 1 and 10)...       1,456,000          1,669,082
Other assets (Notes 14 and 16)..................................       3,650,366          2,904,078
                                                                    ------------       ------------
          Total assets..........................................   $ 423,613,503      $ 367,657,341
                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 11 and 19)......................................   $ 266,471,487      $ 256,951,883
Securities sold under agreements to repurchase (Notes 12 and
  19)...........................................................      74,335,000         47,000,000
Advances from Federal Home Loan Bank of New York (Notes 13 and
  19)...........................................................      45,400,000         25,400,000
Other borrowed money (Notes 17 and 19)..........................       1,365,990          1,548,122
Advance payments by borrowers for taxes and insurance...........         670,502            483,055
Other liabilities (Notes 14 and 16).............................       1,386,802          1,509,500
                                                                    ------------       ------------
          Total liabilities.....................................     389,629,781        332,892,560
                                                                    ------------       ------------
Commitments and contingencies (Notes 18 and 19).................                                 --

STOCKHOLDERS' EQUITY: (Note 15)
Preferred stock, $0.01 par value per share; 1,000,000
  authorized; none issued.......................................                                 --
Common stock; $0.01 par value per share; 5,000,000 authorized;
  2,314,275 issued and outstanding (Note 2).....................          23,144             23,144
Additional paid-in capital (Note 2).............................      21,410,167         21,436,235
Retained earnings -- substantially restricted (Notes 2 and
  14)...........................................................      14,359,060         16,098,728
Common stock acquired by Employee Stock Ownership Plan ("ESOP")
  (Notes 2 and 17)..............................................      (1,365,990)        (1,548,122)
Unrealized (loss) on securities available for sale, net.........        (442,659)        (1,245,204)
                                                                    ------------       ------------
          Total stockholders' equity............................      33,983,722         34,764,781
                                                                    ------------       ------------
          Total liabilities and stockholders' equity............   $ 423,613,503      $ 367,657,341
                                                                    ============       ============

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED MARCH 31,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
INTEREST INCOME:
Loans (Note 1)......................................  $ 7,843,822     $ 4,800,482     $ 4,092,330
Mortgage-backed securities..........................    9,978,660      12,217,281      10,158,697
Debt and equity securities..........................    4,416,362       5,415,806       4,983,129
Other interest-earning assets.......................      607,903       1,095,336         516,045
                                                      -----------     -----------     -----------
          Total interest income.....................   22,846,747      23,528,905      19,750,201
                                                      -----------     -----------     -----------
INTEREST EXPENSE:
Deposits (Note 11)..................................    8,355,168       8,390,201       7,472,812
Advances and other borrowed money...................    4,127,743       5,204,068       3,058,828
                                                      -----------     -----------     -----------
Total interest expense..............................   12,482,911      13,594,269      10,531,640
                                                      -----------     -----------     -----------
Net interest income.................................   10,363,836       9,934,636       9,218,561
Provision for loan losses (Notes 1 and 6)...........    1,689,508         130,892         333,697
                                                      -----------     -----------     -----------
Net interest income after provision for loan
  losses............................................    8,674,328       9,803,744       8,884,864
                                                      -----------     -----------     -----------
Non-interest income:
  Loan fees and service charges.....................      194,689          78,084         121,569
  Write-down of investment securities...............           --              --         (37,139)
  Gain (Loss) on sale of securities held for sale
     (Notes 4 and 5)................................     (927,093)             --              --
Other...............................................      845,287         529,873         491,157
                                                      -----------     -----------     -----------
          Total non-interest income.................      112,883         607,957         575,587
                                                      -----------     -----------     -----------
NON-INTEREST EXPENSES:
Salaries and employee benefits (Notes 16 and 17)....    4,044,718       3,482,928       3,075,041
Net occupancy expense (Notes 1 and 18)..............    1,111,602         975,795         853,025
Equipment (Note 1)..................................    1,088,258         685,657         707,057
Loss on foreclosed real estate (Note 1).............       37,995          76,582          34,008
Advertising.........................................      172,795         168,084          63,534
Federal insurance premium...........................      481,646         618,169         731,141
Amortization of intangibles (Note 1)................      213,073         229,898         241,915
Legal expenses......................................      157,023         350,921               *
Bank charges........................................      341,272         308,391         239,207
Security Service....................................      286,036         234,856         182,907
SAIF assessment.....................................    1,632,290              --              --
Provision for loss on other assets..................           --              --         255,580
Other...............................................    2,235,249       1,921,462       1,557,687
                                                      -----------     -----------     -----------
          Total non-interest expenses...............   11,801,957       9,052,743       7,941,102
                                                      -----------     -----------     -----------
Income (loss) before income taxes...................   (3,014,746)      1,358,958       1,519,349
Income taxes (Notes 1 and 14).......................   (1,275,078)        605,874         674,297
                                                      -----------     -----------     -----------
Net income (loss)...................................  $(1,739,668)    $   753,084     $   845,052
                                                      ===========     ===========     ===========
Net income (loss) per common share..................  $     (0.80)    $      0.35     $      0.40(1)
                                                      ===========     ===========     ===========
Weighted average number of shares outstanding (Note
  1)................................................    2,169,276       2,156,346       2,136,615

---------------
(1) Carver Federal Savings Bank converted to stock form on October 24, 1994. Historical net income per common share from October 24, 1994 (date of the Bank's stock conversion) to March 31, 1995 was $0.17.

 *  In year ended March 31, 1995, legal expenses included in the "Other"
    Category.

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            RETAINED        COMMON       (LOSS) ON
                                            ADDITIONAL      EARNINGS         STOCK       SECURITIES
                                  COMMON      PAID-IN     SUBSTANTIALLY    ACQUIRED      AVAILABLE
                                   STOCK      CAPITAL      RESTRICTED       BY ESOP     FOR SALE NET       TOTAL
                                  -------   -----------   -------------   -----------   ------------    -----------
Balance -- March 31, 1994.......  $    --   $        --    $ 14,500,592   $        --   $   (330,765)   $14,169,827
Net income for the year ended
  March 31, 1995................       --            --         845,052            --             --        845,052
Net proceeds from common stock
  issued in stock conversion....   23,144    21,495,847              --            --             --     21,518,991
Acquisition of common stock by
  ESOP..........................       --            --              --    (1,821,320)            --     (1,821,320)
Allocation of ESOP stock........       --       (30,775)             --        91,066             --         60,291
Decrease in unrealized (loss) on
  securities available for sale,
  net...........................       --            --              --            --         28,320         28,320
                                  -------   -----------     -----------   -----------    -----------    -----------

Balance -- March 31, 1995.......   23,144    21,465,072      15,345,644    (1,730,254)      (302,455)    34,801,161
Net income for the year ended
  March 31, 1996................       --            --         753,084            --             --        753,084
Allocation of ESOP stock........       --       (28,837)             --       182,132             --        153,295
Increase in unrealized (loss) in
  securities available for sale,
  net...........................       --            --              --            --       (942,759)      (942,759)
                                  -------   -----------     -----------   -----------    -----------    -----------

Balance -- March 31, 1996.......   23,144    21,436,235      16,098,728    (1,548,122)    (1,245,204)    34,764,781
Net loss for the year ended
  March 31, 1997................       --            --      (1,739,668)           --             --     (1,739,668)
Allocation of ESOP Stock........       --       (26,068)             --       182,132             --        156,064
Decrease in unrealized, loss in
  securities available for sale,
  net...........................       --            --              --            --        802,545        802,545
                                  -------   -----------     -----------   -----------    -----------    -----------
                                  $23,144   $21,410,167    $ 14,359,060   $(1,365,990)  $   (442,659)   $33,983,722
                                  =======   ===========     ===========   ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MARCH 31,
                                                                       ----------------------------------------------
                                                                           1997             1996             1995
                                                                       ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income....................................................  $ (1,739,668)    $    753,084     $    845,052
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization of premises and equipment............       664,750          301,918          222,699
  Amortization of intangibles........................................       213,082          229,888          241,915
  Other amortization and accretion, net..............................     1,143,308          651,014        1,130,807
  Provision for loan losses..........................................     1,689,508          130,892          333,697
  Provision for losses on other assets...............................            --               --          255,580
  Gain from sale of real estate owned................................       (26,229)              --               --
  Proceeds from sale of loans........................................            --        1,948,143        3,940,215
  Net loss on sale of securities available for sale..................       927,093               --               --
  Write-down of equity security......................................            --               --           37,139
  Deferred income taxes..............................................      (387,456)        (380,541)         (75,869)
  Allocation of ESOP stock...........................................       156,064          153,295           60,291
  (Increase) decrease in accrued interest receivable.................      (290,166)          19,310         (549,524)
  Decrease (increase) in refundable income taxes.....................      (286,000)         238,157          651,369
  (Increase) decrease in other assets................................    (1,493,435)         (72,455)      (1,606,419)
  Increase (decrease) in other liabilities...........................      (510,154)         731,784          234,420
                                                                       ------------     ------------     ------------
Net cash provided by operating activities............................        60,697        4,704,489        5,721,372
                                                                       ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments held to maturity.................       311,894           96,335               --
Principal repayments on securities available for sale................     5,357,790        2,965,441        1,133,751
Purchases of securities available for sale...........................   (57,508,308)              --      (23,022,923)
Proceeds from sales and call of securities held for sale.............    84,052,091        9,000,000               --
Purchase of investment securities held to maturity...................       (50,000)              --       (9,011,875)
Proceeds from maturities and calls of investment securities held to
  maturity...........................................................     7,000,000                         2,971,005
Principal repayment of mortgage-backed securities held to maturity...    19,302,028       23,663,432       22,254,234
Purchase of mortgage-backed securities held to maturity..............            --               --      (50,436,456)
Purchase of loans....................................................   (84,708,587)     (26,911,379)              --
Net change in loans receivable.......................................   (32,265,562)      (9,357,887)      (2,031,338)
Proceeds from sale of real estate owned..............................       258,292               --          139,614
Additions to premises and equipment..................................    (2,050,447)      (5,930,518)      (1,594,145)
(Purchase) Federal Home Loan Bank stock..............................    (2,415,000)              --       (1,287,100)
                                                                       ------------     ------------     ------------
Net cash (used in) provided by investing activities..................   (62,715,809)      (6,474,576)     (60,885,233)
                                                                       ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits..................................     9,519,604        8,505,919       (4,027,784)
Net increase (decrease) in short-term borrowings.....................    58,335,000      (19,188,000)      41,658,000
Proceeds of long-term borrowings.....................................            --       11,000,000       20,821,320
Repayment of long-term borrowings....................................   (11,000,000)              --      (20,091,066)
Repayment of other borrowed money....................................      (182,132)              --               --
Net proceeds from issuance of common stock...........................            --               --       21,518,991
Acquisition of common stock by ESOP..................................            --               --       (1,821,320)
Increase (Decrease) in advance payments by borrowers for taxes and
  insurance..........................................................       187,447         (339,687)        (129,938)
                                                                       ------------     ------------     ------------
Net cash provided by (used in) financing activities..................    56,859,919          (21,768)      57,928,203
                                                                       ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents.................    (5,795,193)      (1,791,855)       2,764,342
Cash and cash equivalents -- beginning...............................    10,025,950       11,817,805        9,053,463
                                                                       ------------     ------------     ------------
Cash and cash equivalents -- ending..................................  $  4,230,757     $ 10,025,950     $ 11,817,805
                                                                       ============     ============     ============
Supplemental disclosure of non-cash activities:
  Transfers of mortgage-backed securities............................  $         --     $ 25,891,771     $         --
                                                                       ============     ============     ============
Unrealized Gain (loss) on securities available for sale:
  Unrealized Gain (loss).............................................  $    835,206     $ (1,778,783)    $     53,435
  Deferred income taxes..............................................      (397,547)         836,033          (25,115)
                                                                       ------------     ------------     ------------
                                                                       $    442,659     $   (942,760)    $     28,320
                                                                       ============     ============     ============
Loans receivable transferred to real estate owned....................  $     32,729     $         --     $    252,292
                                                                       ============     ============     ============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest.........................................................  $ 12,361,162     $ 13,344,140     $ 10,342,385
                                                                       ============     ============     ============
    Federal, state and city income taxes.............................  $    286,000     $    449,197     $     98,795
                                                                       ============     ============     ============

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

     Carver Bancorp, Inc. ("Carver" or the "Holding Company") is a bank holding company that was incorporated in May 1996 and whose principal wholly owned subsidiary is Carver Federal Savings Bank (the "Bank"). CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, Carver Federal Savings Bank converted from mutual stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share. In connection with an agreement and plan of reorganization whereby the Bank would become a wholly owned subsidiary of Carver, the Bank incorporated Carver on May 9, 1996 under the General Corporation Law of the State of Delaware. Pursuant to the Reorganization, each outstanding share of the outstanding common stock of the Bank was converted on a one-to-one basis for Carver's common stock, except for 100 shares with regard to which a stockholder of the Bank exercised dissenters' rights of appraisal. Accordingly, 2,314,275 shares of Carver's common stock are presently issued and outstanding.

NATURE OF OPERATIONS

     Carver's banking subsidiary's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted federal savings banks. Carver's banking subsidiary has seven branches located throughout the City of New York that primarily serves the communities in which they operate.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Carver, the Bank and its wholly owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to prepayment assumptions on mortgage-backed securities, the determination of the allowance for loan losses and the valuation of real estate owned.

     Management believes that prepayment assumptions on mortgage-backed securities are appropriate, the allowance for loan losses is adequate and real estate owned is properly valued. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in Carver's market area.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review Carver's allowance for loan losses and real estate owned valuations. Such agencies may require Carver to recognize additions to the allowance for loan losses or additional write downs of real estate owned based on their judgments about information available to them at the time of their examination.

                      CARVER BANCORP INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and amounts due from depository institutions and federal funds sold. Generally, federal funds sold are sold for one-day periods.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

     When purchased, securities are classified in either the investments held to maturity portfolio or the securities available for sale portfolio. Securities can be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities must be classified as securities available for sale. Unrealized holding gains or losses for securities available for sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of retained earnings.

     On February 17, 1994, the Bank entered into a four-year interest rate protection agreement for a notional amount of $20,000,000 as a hedge against possible losses in the securities available for sale portfolio. The interest rate protection agreement, which is in effect until January 10, 1998, is indexed to the three-month LIBOR with a strike rate of 5.5%. The $410,000 paid for the contract is treated as a premium and is included in the investment securities available for sale portfolio. The premium is amortized over the term of the contract on the straight-line basis. Contractual payments earned, which totaled $102,500 for the year ended March 31, 1997, are treated as yield adjustments on the hedged securities. At March 31, 1997, the three-month LIBOR stood at 5.77344%.

     Investment and mortgage-backed securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

     Gains or losses on sales of securities of all classifications are recognized on the specific identification method.

LOANS RECEIVABLE

     Loans receivable are carried at unpaid principal balances plus unamortized premiums, less the allowance for loan losses and deferred loan fees and discounts.

     Carver defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the contractual lives of the related loans by use of the interest method. Premiums and discounts on loans purchased are amortized and accreted, respectively, as an adjustment of yield over the contractual lives of the related loans by use of the interest method.

     Loans are placed on non-accrual status when they are past due three months or more as to contractual obligations. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. A non-accrual loan is restored to accrual status when principal and interest payments become less than three months past due.

     A loan is considered to be impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when it is probable that Carver will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver tests loans covered under FAS No. 114 for impairment if they are on nonaccrual status or have been restructured. Consumer credit nonaccrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of FAS No.
114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an

                      CARVER BANCORP INC. AND SUBSIDIARIES
impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on the adequacy of the reserve for credit losses. Impairment reserves are not needed when interest payments have been applied to reduce principal, or when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is maintained at a level considered adequate to absorb future loan losses. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

     Carver maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

CONCENTRATION OF RISK

     Real estate and lending activities are concentrated in real estate and loans secured by real estate a substantial portion of which is located in the State of New York.

PREMISES AND EQUIPMENT

     Premises and equipment are comprised of land and construction in progress, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements...........  10 to 50 years
Furnishings and equipment............  3 to 10 years
Leasehold improvements...............  The lesser of useful life or term of lease

     Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to expense in the year incurred.

REAL ESTATE OWNED

     Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of cost or fair value at the date of acquisition and thereafter carried at the lower of cost or fair value less estimated selling costs. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions and the current softness in the local real estate market.

     Costs incurred to improve properties or get them ready for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gain or loss on sale of properties is recognized as incurred.

                      CARVER BANCORP INC. AND SUBSIDIARIES

EXCESS OF COST OVER NET ASSETS ACQUIRED

     In connection with the acquisition of two branches, core deposit premiums paid and other capitalized acquisition costs are being amortized to expense over periods from five to fifteen years using the straight-line method.

INTEREST-RATE RISK

     The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to originate loans secured by real estate and purchase investment and mortgage-backed securities. The potential for interest-rate risk exists as a result of the shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

INCOME TAXES

     Federal, state and city income taxes have been provided on the basis of reported income. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the treatment of certain items of income and expense for financial statement and income tax reporting purposes.

     Deferred income taxes in the consolidated statement of condition are adjusted each year to reflect the cumulative taxable and deductible temporary differences and net operating loss and tax credit carryforwards at the then existing income tax rates.

NET INCOME PER COMMON SHARE

     Net income per common share for the years ended March 31, 1997 and 1996 is based on net income for the entire year dividend by weighted average shares outstanding during the year. However, the pro forma net income per share for the fiscal year ended March 31, 1995 is based on net income for the entire year, as if the Bank had converted to stock form (see Note 2) on the first day of the fiscal year, and the weighted average number of common shares outstanding during the year. Historical net income per share is calculated based on prorated earnings for October 24, 1994 (the date of the Bank's conversion) to March 31, 1995. For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.

NOTE 2. CONVERSION TO STOCK FORM OF OWNERSHIP AND REORGANIZATION INTO A HOLDING COMPANY

     On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering and in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $5,763,000, and $6,800,000 at March 31, 1997 and 1996,
respectively. On October 17, 1996, the Bank completed a reorganization into a holding company structure (the "Reorganization) and became the wholly-owned subsidiary of Carver Bancorp., Inc., a savings and loan holding company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged

                      CARVER BANCORP INC. AND SUBSIDIARIES
for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised common stock were purchased and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

                                                                  MARCH 31, 1997
                                                --------------------------------------------------
                                                                 GROSS UNREALIZED
                                                  CARRYING     --------------------    ESTIMATED
                                                   VALUE        GAINS      LOSSES      FAIR VALUE
                                                ------------   -------   ----------   ------------
Mortgage -- backed securities.................  $ 33,469,963   $    --   $  845,206   $ 32,624,757
Equity securities:
  Mutual funds................................    49,108,306        --           --     49,108,306
  Common and preferred stock..................     2,049,898        --           --      2,049,898
  Interest rate agreement for a notional
     amount of $5,000,000.....................        29,750        --           --         29,750
  Interest rate agreement for a notional
     amount of $20,000,000....................        79,906        --           --         79,906
                                                ------------    ------   ----------        -------
                                                $ 84,737,823   $    --   $  845,206   $ 83,892,617
                                                ============    ======   ==========        =======

                                                                  MARCH 31, 1996
                                                --------------------------------------------------
                                                                 GROSS UNREALIZED
                                                  CARRYING     --------------------    ESTIMATED
                                                   VALUE        GAINS      LOSSES      FAIR VALUE
                                                ------------   -------   ----------   ------------
Mortgage -- backed securities.................  $ 42,520,115   $    --   $  612,117   $ 41,907,998
Equity securities:                                        --        --           --             --
Mutual funds..................................    71,935,268        --    1,427,439     70,507,829
Common and preferred stock....................     2,039,898    50,400           --      2,090,298
Interest rate agreement for a notional amount
  of $20,000,000..............................       182,406        --      360,286       (177,880)
                                                ------------    ------   ----------        -------
                                                $116,677,687   $50,400   $2,399,842   $114,328,245
                                                ============    ======   ==========        =======

NOTE 4.  INVESTMENT SECURITIES HELD TO MATURITY, NET

                                                                      MARCH 31, 1997
                                                         -----------------------------------------
                                                                           GROSS
                                                                        UNREALIZED
                                                          CARRYING    ---------------   ESTIMATED
                                                           VALUE      GAINS    LOSSES   FAIR VALUE
                                                         ----------   ------   ------   ----------
U.S. Government (including agencies):
  After one year through five years....................  $1,675,181   $   --   $2,094   $1,673,087
                                                         ============ ======   ==========    =======

                                                                     MARCH 31, 1996
                                                       -------------------------------------------
                                                                    GROSS UNREALIZED
                                                        CARRYING    -----------------   ESTIMATED
                                                         VALUE      GAINS     LOSSES    FAIR VALUE
                                                       ----------   ------   --------   ----------
U.S. Government (including agencies):
  After one year through five years..................  $8,937,075   $   --   $123,277   $8,813,798

     There were no sales of securities held to maturity during the years ended March 31, 1997, 1996 and 1995. Proceeds from calls of investment securities held to maturity during the years ended March 31, 1997, 1996 and 1995 were $7,000,000, $9,000,000 and $2,971,000, respectively. No gains or losses were realized on these calls.

                      CARVER BANCORP INC. AND SUBSIDIARIES

     Proceeds from sales of investment securities held for sale during the year ended March 31, 1997 were $83,265,000, resulting in gross gains of $75,000 and gross losses of $1,002,000. There were no sales of investment securities held for sale during the years ended March 31, 1996 and 1995.

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET

                                                                  MARCH 31, 1997
                                               -----------------------------------------------------
                                                PRINCIPAL     UNAMORTIZED   UNEARNED      CARRYING
                                                 BALANCE       PREMIUMS     DISCOUNTS      VALUE
                                               ------------   -----------   ---------   ------------
Government National Mortgage Association.....  $ 11,797,496   $        40   $ 108,430   $ 11,689,106
Federal Home Loan Mortgage Corporation.......    43,789,880     1,132,946     154,798     44,768,028
Federal National Mortgage Association........    41,007,256       603,316     144,713     41,465,859
Small Business Administration................     2,263,969            --      15,251      2,248,718
Collateralized mortgage obligations:                     --            --          --             --
  Resolution Trust Corporation...............     8,240,457       113,289          --      8,353,746
  Federal Home Loan Mortgage Corporation.....     1,690,298            --          --      1,690,298
  Others.....................................       629,118         7,795                    636,913
                                               ------------    ----------    --------   ------------
                                               $109,418,474   $ 1,857,386   $ 423,192   $110,852,668
                                               ============    ==========    ========   ============

                                                                  MARCH 31, 1996
                                               -----------------------------------------------------
                                                PRINCIPAL     UNAMORTIZED   UNEARNED      CARRYING
                                                 BALANCE       PREMIUMS     DISCOUNTS      VALUE
                                               ------------   -----------   ---------   ------------
Government National Mortgage Association.....  $ 13,427,764   $       266   $ 131,405   $ 13,296,625
Federal Home Loan Mortgage Corporation.......    54,138,973     1,486,330     204,821     55,420,482
Federal National Mortgage Association........    45,768,352       667,099     189,472     46,245,979
Small Business Administration................     2,621,569            --      18,569      2,603,000
Collateralized mortgage obligations:
  Resolution Trust Corporation...............    10,948,712       188,362          --     11,137,074
  Federal Home Loan Mortgage Corporation.....     1,703,274            --          --      1,703,274
  Others.....................................       697,539         1,432          --        698,971
                                               ------------    ----------    --------   ------------
                                               $129,306,183   $ 2,343,489   $ 544,267   $131,105,405
                                               ============    ==========    ========   ============

                      CARVER BANCORP INC. AND SUBSIDIARIES

     A summary of gross unrealized gains and losses and estimated fair value follows:

                                                             MARCH 31, 1997
                                          -----------------------------------------------------
                                                            GROSS UNREALIZED
                                            CARRYING     -----------------------    ESTIMATED
                                             VALUE         GAINS        LOSSES      FAIR VALUE
                                          ------------   ----------   ----------   ------------
    Government National Mortgage
      Association.......................  $ 11,689,106   $  149,141   $  475,567   $ 11,362,680
    Federal Home Loan Mortgage
      Corporation.......................    44,768,028           --      937,810     43,830,218
    Federal National Mortgage
      Association.......................    41,465,859           --    1,480,513     39,985,346
    Small Business Administration.......     2,248,718       38,806           --      2,287,524
    Collateralized mortgage obligations:
      Resolution Trust Corporation......     8,353,746                   268,352      8,085,394
      Federal Home Loan Mortgage
         Corporation....................     1,690,298           --       29,581      1,660,717
      Others............................       636,913           --        7,795        629,118
                                          ------------   ----------   ----------   ------------
                                          $110,852,668   $  187,947   $3,199,618   $107,840,997
                                          ============   ==========   ==========   ============

                                                             MARCH 31, 1996
                                          -----------------------------------------------------
                                                            GROSS UNREALIZED
                                            CARRYING     -----------------------    ESTIMATED
                                             VALUE         GAINS        LOSSES      FAIR VALUE
                                          ------------   ----------   ----------   ------------
    Government National Mortgage
      Association.......................  $ 13,296,625   $  176,200   $  390,909   $ 13,081,916
    Federal Home Loan Mortgage
      Corporation.......................    55,420,482      699,524      513,067     55,606,939
    Federal National Mortgage
      Association.......................    46,245,979       98,910    1,127,575     45,217,314
    Small Business Administration.......     2,603,000       66,086           --      2,669,086
    Collateralized mortgage obligations:
      Resolution Trust Corporation......    11,137,074           --      273,031     10,864,043
      Federal Home Loan Mortgage
         Corporation....................     1,703,274           --       17,032      1,686,242
      Others............................       698,971           --       11,825        687,146
                                          ------------   ----------   ----------   ------------
                                          $131,105,405   $1,040,720   $2,333,439   $129,812,686
                                          ============   ==========   ==========   ============

     The following is a schedule of final maturities as of March 31, 1997:

                                                                 CARRYING     ESTIMATED
                                                                  VALUE       FAIR VALUE
                                                                 --------     ----------
                                                                     (IN THOUSANDS)
        After one through five years...........................  $ 41,425      $  40,941
        After five through ten years...........................    69,428         66,900
        After ten years........................................        --             --
                                                                 --------       --------
                                                                 $110,853      $ 107,841
                                                                 ========       ========

     There were no sales of mortgage-backed securities held to maturity during the years ended March 31, 1997, 1996 and 1995.

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 6.  LOANS RECEIVABLE, NET

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                   1997            1996
                                                               ------------     -----------
    Real estate mortgage:
      One-to four family.....................................  $139,961,350     $59,466,442
      Multi-family...........................................    19,935,991       2,490,355
      Non-residential........................................    22,415,427      11,138,426
      Equity and second mortgages............................       586,300         364,085
                                                               ------------     -----------
                                                                182,899,068      73,459,308
                                                               ------------     -----------
    Agency for International Development.....................            --           9,441
                                                               ------------     -----------
    Real estate construction.................................    14,386,137       6,965,301
                                                               ------------     -----------
    Commercial loans.........................................     3,192,251       1,090,941
                                                               ------------     -----------
    Consumer:
      Passbook or certificate................................       954,635       1,011,371
      Student education......................................       974,892       1,094,351
      Other..................................................     3,600,859         931,319
                                                               ------------     -----------
                                                                  5,530,386       3,037,041
                                                               ------------     -----------
    Total loans..............................................   206,007,842      84,562,032
                                                               ------------     -----------
    Add: Premium on loans....................................     1,804,938         882,138
    Less: Loans in process...................................     6,854,591       1,406,150
    Allowance for loan losses................................     2,245,746       1,205,496
    Deferred loan fees and discounts.........................       794,770         224,459
                                                               ------------     -----------
                                                                  9,895,107       2,836,105
                                                               ------------     -----------
                                                               $197,917,673     $82,608,065
                                                               ============     ===========

     The following is an analysis of the allowance for loan losses:

                                                               YEAR ENDED MARCH 31,
                                                     ----------------------------------------
                                                        1997           1996           1995
                                                     ----------     ----------     ----------
    Balance-beginning..............................  $1,204,496     $1,074,604     $1,267,676
    Provision charged to operations................   1,689,508        130,892        333,697
    Recoveries of amounts previously charged off...      49,940             --             --
    Loans charged off..............................    (699,198)            --       (526,769)
                                                     ----------     ----------     ----------
    Balance-ending.................................  $2,245,746     $1,205,496     $1,074,604
                                                     ==========     ==========     ==========

     Non-accrual loans consist of loans for which the accrual of interest has been discounted as a result of such loans becoming three months or more delinquent as to principal and/or interest payments. Interest income on non-accrual loans is recorded when received. Restructured loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties which rendered them unable to service their loans under the original contractual terms. Such loans are performing in

                      CARVER BANCORP INC. AND SUBSIDIARIES
accordance with their restructured terms. The balances of non-accrual and restructured loans and their impact in interest income are as follows:

                                                                   YEAR ENDED MARCH 31,
                                                               ----------------------------
                                                                1997       1996       1995
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Non-accrual loans........................................  $2,872     $2,034     $1,532
    Restructured loans.......................................     413         --      1,468
                                                               ------     ------     ------
                                                               $3,285     $2,034     $3,000
                                                               ======     ======     ======

                                                                     YEAR ENDED MARCH 31,
                                                                    ----------------------
                                                                    1997     1996     1995
                                                                    ----     ----     ----
                                                                        (IN THOUSANDS)
    Interest income which would have been recorded had loans
      performed in accordance with original contracts.............  $393     $138     $298
    Interest income received......................................   147       26       77
                                                                    ----     ----     ----
    Interest income lost..........................................  $246     $112     $221
                                                                    ====     ====     ====

     The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:

                                                                 YEAR ENDED MARCH 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Balance-beginning......................................  $428,429     $451,567
        Loans originated.......................................   235,200           --
        Repayments.............................................   (14,022)     (23,138)
                                                                 --------     --------
        Balance-ending.........................................  $649,607     $428,429
                                                                 ========     ========

NOTE 7.  LOANS SERVICING

     The mortgage loan portfolios serviced for the FHLMC and FNMA are not included in the accompanying financial statements. The unpaid principal balances of these loans aggregated $3,881,000, $4,317,000 and $3,911,000 at March 31,
1997, 1996 and 1995, respectively.

     Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $80,000, $89,000, and $136,000 at March 31, 1997, 1996 and 1995, respectively.

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 8.  PREMISES AND EQUIPMENT, NET

                                                                     MARCH 31,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
        Land..............................................  $   450,952     $   450,952
        Buildings and improvements........................    8,362,760       8,222,217
        Leasehold improvements............................      379,331         712,884
        Furnishings and equipment.........................    3,589,757       2,253,985
        Construction in process...........................      127,848              --
                                                            -----------     -----------
                                                             12,910,648      11,640,038
        Less accumulated depreciation and amortization....    1,567,970       1,683,057
                                                            -----------     -----------
                                                            $11,342,678     $ 9,956,981
                                                            ===========     ===========

     Depreciation and amortization charged to operation for the years ended March 31, 1997, 1996 and 1995 were $664,000, $302,000 and $223,000, respectively.

NOTE 9.  ACCRUED INTEREST RECEIVABLE, NET

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1996           1997
                                                              ----------     ----------
        Loans...............................................  $1,783,330     $1,076,014
        Mortgage-backed securities..........................   1,079,768      1,258,479
        Investments and other interest-bearing assets.......     306,260         57,775
                                                              ----------     ----------
                                                               3,169,358      2,892,268
        Less allowance for uncollected interest.............    (190,993)      (204,069)
                                                              ----------     ----------
                                                              $2,978,365     $2,688,199
                                                              ==========     ==========

NOTE 10.  EXCESS OF COST OVER ASSETS ACQUIRED, NET

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
        Core deposit premium................................  $1,403,835     $1,609,284
        Acquisition costs...................................      52,165         59,798
                                                              ----------     ----------
                                                              $1,456,000     $1,669,082
                                                              ==========     ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 11.  DEPOSITS

                                                             MARCH 31,
                          -------------------------------------------------------------------------------
                                          1997                                      1996
                          -------------------------------------     -------------------------------------
                          WEIGHTED                                  WEIGHTED
                          AVERAGE                                   AVERAGE
                            RATE          AMOUNT        PERCENT       RATE          AMOUNT        PERCENT
                          --------     ------------     -------     --------     ------------     -------
DEMAND:
  Interest-bearing......    1.89%      $ 18,578,712        6.97%      1.86%      $ 16,970,517        6.61%
 Non-interest-bearing...    0.00%         7,676,924        2.88%      0.00%         6,015,986        2.33%
                            ----       ------------      ------       ----       ------------      ------
                            1.34%        26,255,636        9.85%      1.37%        22,986,503        8.94%
                            ----       ------------      ------       ----       ------------      ------
Savings and club........    2.50%       142,953,248       53.65%      2.50%       141,847,681       55.20%
Money Management........    3.15%        21,078,077        7.91%      3.17%        19,443,771        7.57%
Certificate of
  deposit...............    5.18%        76,184,526       28.59%      5.27%        72,673,928       28.29%
                            ----       ------------      ------       ----       ------------      ------
                            3.41%       240,215,851       90.15%      3.42%       233,965,380       91.06%
                            ----       ------------      ------       ----       ------------      ------
                            3.28%      $266,471,487      100.00%      3.24%      $256,951,883      100.00%
                            ====       ============      ======       ====       ============      ======

     The scheduled maturities of certificates of deposits are as follows:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        One year or less.........................................  $36,028     $30,961
        After one year to three years............................   25,639      29,680
        After three years to five years..........................   14,447      11,962
        After five years.........................................       71          70
                                                                   -------     -------
                                                                   $76,185     $72,673
                                                                   =======     =======

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $9,430,000 and $9,163,000 at March 31, 1997 and 1996, respectively.

     Interest expense on deposit consists of the following:

                                                                YEAR ENDED MARCH 31,
                                                       --------------------------------------
                                                          1997          1996          1995
                                                       ----------    ----------    ----------
    Demand............................................ $  332,393    $  330,562    $  226,102
    Savings and clubs.................................  3,542,024     3,507,068     3,591,611
    Money Management..................................    657,529       599,280       540,545
    Certificates of deposit...........................  3,844,009     3,965,252     3,130,616
                                                       ----------    ----------    ----------
                                                        8,375,955     8,402,162     7,488,874
    Penalty for early withdrawals of certificate of
      deposit.........................................    (20,787)      (11,961)      (16,062)
                                                       ----------    ----------    ----------
                                                       $8,355,168    $8,390,201    $7,472,812
                                                       ==========    ==========    ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                                  MARCH 31,
                                                         INTEREST       -----------------------------
            LENDER                   MATURITY              RATE            1997              1996
------------------------------  -------------------      --------       -----------       -----------
Federal Home Loan Bank........  April 11, 1996             5.70%                            7,000,000
Securities broker-dealer......  May 17, 1996               5.75%                            6,000,000
Federal Home Loan Bank........  June 13, 1996              5.65%                            7,000,000
Federal Home Loan Bank........  July 1, 1996               5.28%                            3,000,000
Federal Home Loan Bank........  July 31, 1996              5.15%                            5,000,000
Securities broker-dealer......  August 16, 1996            5.69%                            6,000,000
Securities broker-dealer......  September 9, 1996          5.64%                            7,000,000
Securities broker-dealer......  November 27, 1996          5.64%                            6,000,000
Federal Home Loan Bank........  April 30, 1997             5.69%          8,000,000                --
Federal Home Loan Bank........  May 30, 1997               5.73%          7,000,000                --
Federal Home Loan Bank........  June 30, 1997              5.76%          8,000,000                --
Federal Home Loan Bank........  July 11, 1997              5.56%          6,000,000                --
Federal Home Loan Bank........  July 29, 1997              5.81%          4,000,000                --
Securities broker-dealer......  August 15, 1997            5.82%          4,000,000                --
Federal Home Loan Bank........  September 10, 1997         5.51%          6,000,000                --
Federal Home Loan Bank........  September 16, 1997         5.56%          5,000,000                --
Federal Home Loan Bank........  October 14, 1997           5.79%          5,000,000                --
Federal Home Loan Bank........  November 3, 1997           5.59%          4,000,000                --
Securities broker-dealer......  November 26, 1997          5.58%          5,835,000                --
Federal Home Loan Bank........  December 3, 1997           5.56%          6,500,000                --
Federal Home Loan Bank........  December 22, 1997          5.77%          5,000,000                --
                                                                        -----------       -----------
                                                                        $74,335,000       $47,000,000
                                                                        ===========       ===========

     Information concerning borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:

                                                                   FOR THE YEAR ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
        Average balance during the year..........................  $26,650     $25,654
        Average interest rate during the year....................     5.73%       5.60%
        Maximum month-end balance during the year................   74,335      47,000
        Mortgage-backed securities underlying the agreements at year end:
          Carrying value.........................................  $ 4,898     $53,544
          Estimated fair value...................................    4,757      53,384

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 13.  ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

                                                               MARCH 31,
                                        -------------------------------------------------------
                                                   1997                         1996
                   MATURING             --------------------------   --------------------------
                  YEAR ENDED              WEIGHTED                     WEIGHTED
                   MARCH 31,            AVERAGE RATE     AMOUNT      AVERAGE RATE     AMOUNT
        ------------------------------  ------------   -----------   ------------   -----------
          1997........................         --      $        --   5.36%          $11,000,000
          1998........................      9.69%       45,000,000   8.10%           14,000,000
          2004........................      3.58%          400,000   3.58%              400,000
                                                       -----------                  -----------
                                                        45,400,000     6.84%        $25,400,000
                                                       ===========                  ===========

     At March 31, 1997 and 1996, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $5,535,000 respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

NOTE 14.  INCOME TAXES

     The Bank qualifies as a thrift institution under the provisions of the Code and is therefore permitted to deduct from taxable income an allowance for bad debts based on the greater of: (1) actual loan losses (the "experience method"); or (2) eight percent of taxable income before such bad debt deduction less certain adjustments (the "percentage of taxable income method"). For the tax years ended December 31, 1996 and 1995, the deduction for bad debts was computed using the experience method. For the year ended March 31, 1997, the deductions for bad debt was computed using the percentage method.

     Retained earnings at March 31, 1997, includes approximately $4,183,000 of such bad debts, for which federal income taxes have not been provided. If such amount is used for purpose other than bad debts losses, including distributions in liquidation, it will be subject to federal income tax at the current rate.

     The components of income taxes are summarized as follows:

                                                          YEAR ENDED MARCH 31,
                                                 ---------------------------------------
                                                    1997           1996          1995
                                                 -----------     ---------     ---------
        Current..............................    $(1,348,259)    $ 785,816     $ 750,166
        Deferred.............................         73,181      (179,942)      (75,869)
                                                 -----------     ---------     ---------
                                                 $(1,275,078)    $ 605,874     $ 674,297
                                                 ===========     =========     =========

                      CARVER BANCORP INC. AND SUBSIDIARIES

     The following table presents a reconciliation between the reported income taxes and the federal income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                           YEAR ENDED MARCH 31,
                                      --------------------------------------------------------------
                                         1997                  1996                 1995
                                        AMOUNT      PERCENT   AMOUNT     PERCENT   AMOUNT     PERCENT
                                      -----------   ------   ---------   ------   ---------   ------
Income taxes........................  $(1,025,014)  (34.00)  $ 462,046    34.00   $ 516,579    34.00
Increases (reductions) in income
  taxes resulting from:
  Statutory bad debts deduction.....           --       --     (36,000)   (2.65)         --       --
  Accretion of purchase accounting             --       --          --       --     (29,277)   (1.93)
     discount.......................
  Amortization of intangibles.......      (43,324)   (1.44)    (37,600)   (2.77)
  Dividend exclusion................     (373,400)  (12.39)   (190,845)   14.04
  State and city income taxes, net       (166,660)   (5.53)    190,845    14.04     156,032    10.27
     of federal income tax effect...
  Other items, net..................                            26,583     1.96      30,963     2.04
                                      -----------   ------   ---------    -----   ---------    -----
Effective income taxes..............  $(1,275,078)   72.30   $ 605,874    44.58   $ 674,297    44.38
                                      ===========   ======   =========    =====   =========    =====

     At March 31, 1997, refundable income taxes payable of $1,678,711 are included in other assets. At March 31, 1996, income taxes payable of $379,076 are included in other liabilities. The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
        DEFERRED TAX ASSETS
        Reserve for uncollected interest....................  $   89,767     $   95,912
        Loan and real estate owned losses in excess of bad       (46,808)       300,627
          debts deduction...................................
        Deferred loan fees..................................     354,388        105,496
        Accrued pension.....................................     229,535         55,643
        Write down of common stock..........................      19,829         19,829
        Reserve for losses on other assets..................     149,985        119,269
        Unrealized loss on securities available for sale....     392,547      1,104,237
        Other...............................................      64,579             --
                                                              ----------     ----------
                                                               1,253,822      1,801,013
                                                              ----------     ----------
        Deferred tax liabilities
        Gain on involuntary conversion......................     282,685        282,685
        Savings premium.....................................     521,721        554,820
        Depreciation........................................     294,974         24,204
                                                              ----------     ----------
        Sub total...........................................   1,099,380        861,709
                                                              ----------     ----------
        Net deferred tax assets (liabilities) included in     $  154,442     $  939,304
          other assets or (liabilities).....................
                                                              ==========     ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 15.  REGULATORY CAPITAL

     The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The FERREA, among other things, increase the FDICIA imposes increased requirements on the operations of financial institutions that fall below certain capital standards. As required by the FERREA, the OTS promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.50% and 3.00%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.00% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.00%, the FDICIA stipulates that an institution with less than 4.00% core capital is deemed undercapitalized. At March 31, 1997 and 1996, the Bank exceeded all the current capital requirements.

     The following table sets out the Bank's various regulatory capital categorized at March 31, 1997.

                                                                   1997
                                                          ----------------------
                                                          DOLLARS     PERCENTAGE
                                                          -------     ----------
                                                               (THOUSANDS)
                Tangible capital........................  $29,089         6.95%
                Tangible equity.........................  $30,050         7.18%
                Core/leverage capital...................  $29,141         6.96%
                Tier 1 risk-based capital...............  $30,527         6.97%
                Total risk-based capital................  $30,527        17.94%

     The following table reconciles the Bank's stockholders' equity at March 31, 1997, under generally accepted accounting principles to regulatory capital requirements:

                                                        REGULATORY CAPITAL REQUIREMENTS
                                                ------------------------------------------------
                                                 GAAP       TANGIBLE    TIER/CORE     RISK-BASED
                                                CAPITAL     CAPITAL      CAPITAL       CAPITAL
                                                -------     -------     ---------     ----------
                                                                 (IN THOUSANDS)
    Stockholders' Equity at March 31, 1997....  $30,050     $30,050      $30,050       $ 30,050
                                                =======     =======      =======        =======
    Add:
      Unrealized loss on securities available
         for sale, net........................
      General valuation allowances............                   --           --          1,426
      Qualifying intangible assets............                   --           52             52
    Deduct:
    Goodwill..................................               (1,404)      (1,404)        (1,404)
      Excess of net deferred tax assets.......                   --           --             --
      Asset required to be deducted...........                   --           --            (40)
                                                            -------      -------        -------
    Regulatory capital........................               29,089       29,141         30,527
    Minimum capital requirement...............                6,277       12,555         15,260
                                                            -------      -------        -------
    Regulatory capital excess.................              $22,812      $16,586       $ 15,267
                                                            =======      =======        =======

NOTE 16.  BENEFIT PLANS

PENSION PLAN

     Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which

                      CARVER BANCORP INC. AND SUBSIDIARIES
equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan's funded status:

                                                                     MARCH 31,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
        Actuarial present value of benefit obligation
          including vested benefits of $2,054,535 and
          $1,690,000, respectively........................  $ 2,097,345     $ 1,776,395
                                                            ===========     ===========
        Projected benefit obligation......................  $ 2,425,891     $ 2,101,224
                                                            -----------     -----------
        Plan assets at fair value.........................    2,900,146       2,510,985
        Plan assets in excess of projected benefit
          obligation......................................      474,255         409,761
        Unrecognized net obligation being amortized over
          19.75 years.....................................      366,279         393,075
        Unrecognized prior service cost...................       20,812          22,375
        Unrecognized net (gain)...........................   (1,008,762)       (926,811)
                                                            -----------     -----------
        (Accrued) pension cost included in other
          liabilities.....................................  $   147,416     $  (101,600)
                                                            ===========     ===========

     Net periodic pension cost included the following components:

                                                              YEAR ENDED MARCH 31,
                                                      -------------------------------------
                                                        1997          1996          1995
                                                      ---------     ---------     ---------
    Service cost....................................  $ 115,541     $  95,323     $ 122,675
    Interest cost...................................    158,379       137,100       137,813
    Return on plan assets...........................   (318,555)     (174,058)     (182,798)
    Net deferral and amortization...................    157,672       (94,665)       (1,803)
                                                      ---------     ---------     ---------
    Net periodic pension cost.......................  $  55,057     $ (36,300)    $  75,887
                                                      =========     =========     =========

     Significant actuarial assumptions used in determining plan benefits are:

                                                                      YEAR ENDED MARCH 31,
                                                                     ----------------------
                                                                     1997     1996     1995
                                                                     ----     ----     ----
    Annual salary increase.........................................  5.50%    5.00%    6.00%
    Long-term return on assets.....................................  8.00%    8.00%    8.00%
    Discount rate used in measurement of benefit obligations.......  7.50%    7.00%    8.25%

SAVINGS INCENTIVE PLAN

     The Bank has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Employees may elect to save up to 15% of their compensation and may receive a percentage matching contribution from the Bank with respect to 50% of the eligible employee's contributions up to the maximum allowed by law. Total incentive plan expenses for the years ended March 31, 1997, 1996 and 1995 were $63,500, $52,700 and $51,900, respectively.

                      CARVER BANCORP INC. AND SUBSIDIARIES

DIRECTORS' RETIREMENT PLAN

     Concurrent with the conversion to the stock form of ownership, the Bank adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director.

                                                                 1997          1996
                                                               ---------     ---------
        Actuarial present value of benefit obligation
          including vested benefits of $303,910 and $318,829
          at March 31, 1997 and 1996 respectively............  $ 360,564     $ 348,896
                                                               =========     =========
        Projected benefit obligation.........................  $ 401,463     $ 378,355
        Plan assets at fair value............................         --            --
                                                               ---------     ---------
        Projected benefit obligation in excess of plan
          assets.............................................    401,463       378,355
        Unrecognized past service cost.......................   (221,093)     (331,779)
        Additional minimum liability.........................    180,194       302,320
                                                               ---------     ---------
        Accrued liability included in other liabilities......  $ 360,564     $ 348,896
                                                               =========     =========

     Net periodic pension cost for the years ended March 31, 1997, 1996 and 1995 included the following:

                                                            1997         1996        1995
                                                          --------     --------     -------
    Service cost........................................  $ 24,330     $ 18,267     $ 2,424
    Interest cost.......................................    31,395       28,417       7,077
    Net deferral and amortization.......................    55,324       55,236      13,809
                                                          --------     --------     -------
    Net pension cost....................................  $111,049     $101,920     $23,310
                                                          ========     ========     =======

     The actuarial assumptions used in determining plan benefits include annual fee at 2.80% for each of the three years ended March 31, 1997, and a discount rate of 8.00%, 7.50% and 8.00%, for the years ended March 31, 1997, 1996 and 1995, respectively. The additional minimum liability included as an intangible asset in other assets are $221,093 and $331,779 for the years ended March 31, 1997 and 1996, respectively.

MANAGEMENT RECOGNITION PLAN

     Pursuant to the management recognition plan approved at the stockholders meeting held on September 12, 1995, the Bank recognized $56,570 as expense for the year ended March 31, 1997 and 1996.

NOTE 17.  EMPLOYEE STOCK OWNERSHIP PLAN

     Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,320 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering. The term loan principal is payable over forty equal quarterly installments through September 2004. Interest on the term loan is payable quarterly, at a rate of 3.00% over the average federal funds rate. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

     Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

     The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plan", which was issued by the American Institute of Certified Public Accountants in November 1993.

                      CARVER BANCORP INC. AND SUBSIDIARIES

     Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the share become outstanding for net income per common share computations. ESOP compensation expense was $156,064 and $153,295 for the years ended March 31,1997 and 1996 respectively.

     The ESOP shares at March 31, 1997 and 1996 are as follows:

                                                                   1997         1996
                                                                ----------   ----------
        Allocated shares......................................      28,389           --
                                                                ----------   ----------
        Shares committed to be released.......................      21,847       28,389
        Unreleased shares.....................................     131,896      153,743
                                                                ----------   ----------
        Total ESOP shares.....................................     182,132      182,132
                                                                ==========   ==========
        Fair value of unreleased shares.......................  $1,269,499   $1,345,251
                                                                ==========   ==========

NOTE 18.  COMMITMENTS AND CONTINGENCIES

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers.

     These financial instruments primarily include commitments to extend credit and to sell loans. Those instruments involve, to varying degrees, elements of credit and interest rate in excess of the amount recognized in the statement of financial condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies making commitments as it does for on-balance-sheet instruments.

     The Bank has outstanding various loan commitments as follows:

                                                                      MARCH 31,
                                                               ------------------------
                                                                  1997          1996
                                                               -----------   ----------
        Commitments To Originate Loans
          Mortgage...........................................  $13,443,419   $4,905,316
                                                               ===========   ==========
        Commitments To Purchase Loans
          Mortgage...........................................  $32,544,057   $       --
                                                               ===========   ==========
        Commitments To Sell Loans
          Mortgage...........................................  $        --   $1,948,000
          Consumer loans.....................................           --           --
                                                               -----------   ----------
                  Total......................................  $        --   $1,948,000
                                                               ===========   ==========

     At March 31, 1997, of the $13,443,419 in outstanding commitments to originate mortgage loans, $2,460,000 are at fixed rates within a range of 7.625% to 8.50%, $9,114,000 are for balloon loans with 5 years maturity, whose rates range between 8.00% to 11.75% and $1,870,000 commercial are adjustable rate with initial rates ranging from 50% to 8.75%.

                      CARVER BANCORP INC. AND SUBSIDIARIES

     At March 31, 1997, all of the $32,544,057 in outstanding commitments to purchase mortgage loans are at adjustable rates within a range 6.750-8.125%, ranging from 1-7 years.

     At March 31, 1997, $49,000,000 in Securities carried as "Available for Sale" where sold for settlement on April 1, 1997.

     At March 31, 1997, $17,000,000 in Borrowings on April 1, 1997, where scheduled for repayment from the Proceeds of Securities sold.

     At March 31, 1997, undisbursed from approved commercial lines of credit totaled $3,258,000. All such lines are secured, including $2,600,000 in warehouse lines of credit secured by the underlying warehoused mortgages, expired within one year, and carry interest rates that float at from 1.50% to 2.00% above the prime rate.

     At March 31, 1997, undisbursed funds from approved lines of credit under a homeowners' equity lending program with an interest rate of 1.25% over the prime rate adjusted on a monthly basis amounted to approximately $112,000. Unless they are specifically canceled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held consists primarily of residential real estate, but may include income-producing commercial properties.

     Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $285,000, $302,000 and $269,000 for the years ended March 31, 1997, 1996, and 1995, respectively. As of March 31, 1997, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2011 are as follows:

                YEAR ENDED MARCH 31
                ----------------------------------------------  MINIMUM RENTAL
                                                                --------------
                                                                (IN THOUSANDS)
                1998..........................................      $  263
                1999..........................................         266
                2000..........................................         293
                2001..........................................         296
                2002..........................................         296
                Thereafter....................................       1,330
                                                                    ------
                                                                    $2,744
                                                                    ======

     The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

     On January 2, 1996, the United States District Court for the Southern District of New York dismissed the class action encaptioned Dougherty v. Carver Federal Savings Bank for lack of subject matter jurisdiction. The class action alleged that the offering circular, used by Carver to sell its stock in its public offering, contained material misstatements and omissions. Further, the complaint alleged that the Bank's shares were not appraised by an independent appraiser. By separate order on the same date, the court made its ruling applicable to Gomberg v. Carver Federal Savings Bank and Uminer v. Carver Federal Savings Bank, two other

                      CARVER BANCORP INC. AND SUBSIDIARIES
class actions filed in the Southern District of New York which asserted claims essentially identical to those asserted in the Dougherty suit.

     The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court.

     On September 19, 1995, Carver filed an action for declaratory judgment, for damages for breach of contract, and for breach of a contractual trust, against Nationar and the Superintendent of the New York State Banking Department, in the Supreme Court of New York State, County of New York. In October of 1994, Nationar made a loan to Carver's ESOP Trust (which now belongs to the Company) in the amount of $1,821,320, to purchase 182,132 shares. Nationar held, as collateral: the ESOP shares, $1,366,000 and $600,000, all in separate accounts. When the Superintendent sold Carver's ESOP loan to a third party purchaser, it failed to transfer Carver's $1,966,000 in collateral. Carver filed lawsuit to secure the return of the entire amount of collateral.

     By order entered April 10, 1996, on the recommendations of the Superintendent, the Court directed the return of $600,000 of the collateral. The Bank received these funds, plus interest, in early June 1996. Subsequently, the lawsuit was discontinued pursuant to a recommendation of counsel and an expectation that the Bank would recover 90% of the outstanding collateral which amounted to $1,366,000. In July and December of 1996 the Superintendent of Banks made payments of $554,643 and $831,965 respectively to the Bank. As a result of the full recovery of all of its collateral, along with interest, Carver was able to reverse the 13% reserve originally established.

     In the conduct of the Company's business, it is also involved in normal litigation matters. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is defined as the amount at which the instrument could be exchange in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used by the Bank for the purpose of this disclosure. Estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each category of financial instrument. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the Bank's financial instruments are set forth below:

CASH AND CASH EQUIVALENTS AND ACCRUED INTEREST RECEIVABLE

     The carrying amounts for cash and cash equivalents and accrued receivable approximate fair value because they mature in three months or less.

SECURITIES

     The fair values for securities available for sale, mortgage-backed securities held to maturity and investment securities held to maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities.

                      CARVER BANCORP INC. AND SUBSIDIARIES

LOANS RECEIVABLE

     The fair value of loans receivable is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans.

DEPOSITS

     The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

     Advances from Federal Home Loan Bank of New York, Securities sold under agreement to repurchase and Other borrowed money.

     The fair values of advances from Federal Home Loan Bank of New York, securities sold under agreement to repurchase and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities.

COMMITMENTS

     The fair value of commitments to originate loans is equal to amount of commitment.

     The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 1997 and 1996 are as follows:

                                                                     AT MARCH 31,
                                                  ---------------------------------------------------
                                                           1997                        1996
                                                  -----------------------     -----------------------
                                                  CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                   AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                  --------     ----------     --------     ----------
                                                                    (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.....................  $  4,231      $   4,231     $ 10,026      $  10,026
  Securities available for sale.................    84,708         83,863      116,678        114,328
  Investment securities.........................     1,675          1,673        8,937          8,814
  Mortgage-backed securities....................   110,853        107,841      131,105        129,813
  Loans receivable..............................   197,918        199,073       82,608         83,983
  Accrued interest receivable...................     2,978          2,978        2,688          2,688
Financial Liabilities:
  Deposits......................................  $266,471      $ 265,566     $256,952      $ 249,386
  Securities sold under agreements to
     repurchase.................................    74,335         74,333       47,000         47,101
  Advances from Federal Home Loan Bank of New
     York.......................................    45,400         45,325       25,400         25,452
  Other borrowed money..........................     1,366          1,366        1,548          1,548
Commitments:
  To originate loans............................  $ 13,443      $  13,443     $  4,905      $   4,905
  To sell loans.................................        --             --        1,948          1,948
  To fund line of credit........................     5,970          5,970        5,200          5,200

                      CARVER BANCORP INC. AND SUBSIDIARIES

LIMITATIONS

     The fair value estimates are made at a discrete point in time based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no quoted market value exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     In addition, the fair value estimates are based on existing on an off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectively to these estimated fair values.

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                YEAR ENDED MARCH 31, 1997
                                                         ----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                          QTR.       QTR.       QTR        QTR.
                                                         ------     ------     ------     -------
                                                                      (IN THOUSANDS)
Interest income........................................  $5,811     $5,609     $5,770     $ 5,657
Interest expense.......................................   3,132      3,133      3,135       3,083
                                                         ------     ------     ------     -------
Net interest income....................................   2,679      2,476      2,635       2,574
Provision for loan losses..............................      52         33         51       1,554
Non-interest income loss...............................     328        282        238        (735)
Non-interest expense...................................   2,464      4,158      2,559      (2,622)
Income taxes (benefits)................................     228       (649)       111        (966)
                                                         ------     ------     ------     -------
Net income (loss)......................................  $  263     $ (784)    $  152     $(1,371)
                                                         ======     ======     ======     =======
Net income (loss) per common shares....................  $ 0.12     $(0.36)    $ 0.07     $ (0.63)
                                                         ======     ======     ======     =======

                      CARVER BANCORP INC. AND SUBSIDIARIES

                                                                YEAR ENDED MARCH 31, 1996
                                                         ----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                          QTR.       QTR.       QTR        QTR.
                                                         ------     ------     ------     -------
                                                                      (IN THOUSANDS)
Interest income........................................  $5,914     $5,936     $5,883     $ 5,796
Interest expense.......................................   3,457      3,554      3,347       3,236
                                                         ------     ------     ------     -------
Net interest income....................................   2,457      2,382      2,536       2,560
Provision for loan losses..............................     (19)         5         75          70
Non-interest income (loss).............................     131        153        143         181
Non-interest expense...................................   2,144      2,401      2,194       2,313
Income taxes...........................................     197         53        270          86
                                                         ------     ------     ------     -------
Net income.............................................  $  266     $   76     $  140     $   271
                                                         ======     ======     ======     =======
Net income per common shares...........................  $ 0.12     $ 0.36     $ 0.07     $  0.12
                                                         ======     ======     ======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding Directors and Executive Officers of the Registrant is included under the headings, "Information with respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 1997, which will be filed with the SEC within 120 days from March 31, 1997, and is incorporated herein by reference. Information regarding Executive Officers, who are not Directors, appears under the caption "Executive Officers of the Holding Company" included in Item 1 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 1997, which will be filed with the SEC within 120 days from March 31, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 1997, which will be filed with the SEC within 120 days from March 31, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its annual meeting of Stockholders to be held on August 21, 1997, which will be filed with the SEC within 120 days from March 31, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed as Part of this Report

        (1)  Consolidated Financial Statements. The following are incorporated by reference from Item 8 hereof.
             Independent Auditors' Reports
             Consolidated Statements of Financial Condition as of March 31, 1997 and 1996
             Consolidated Statements of Income for Each of the Years in the Three-Year Period
               Ended March 31, 1997
             Consolidated Statements of Changes in Stockholders' Equity for Each of the Years
               in the Three- Year Period Ended March 31, 1997
             Consolidated Statements of Cash Flows for Each of the Years in the Three-Year
               Period Ended March 31, 1997
             Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules. All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

        (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report and is also the Exhibit Index.

     (b) Reports on Form 8-K filed during the last quarter of 1997: None.

     (c) Exhibit required by Item 601 of Regulation S-K:

 NO.                                           EXHIBIT
------  -------------------------------------------------------------------------------------
 3.1    Certificate of Incorporation of Carver Bancorp, Inc. (1)
 3.2    Bylaws of Carver Bancorp, Inc. (1)
 4.1    Stock certificate of Carver Bancorp, Inc. (1)
 4.2    Federal Stock Charter of Carver Federal Savings Bank (1)
 4.3    Bylaws of Carver Federal Savings Bank (1)
10.1    Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995
        (1)(2)
10.2    Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1989 (1)
10.3    Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of May 1, 1993 (1)
10.4    Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1993
        (1)(3)
10.5    Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10,
        1993 (1)
10.6    Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994 (1)
10.7    Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995
        (1)(4)
10.8    Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995
        (1)(5)
10.9    Employment Agreement by and between Carver Federal Savings Bank and Thomas L. Clark, entered into as of April 1, 1997
10.10   Employment Agreement by and between Carver Bancorp, Inc. and Thomas L. Clark, entered into as of April 1, 1997
10.11   Employment Agreement by and between Carver Federal Savings Bank and Biswarup
        Mukherjee, entered into as of April 14, 1995 (1)
10.12   Supplemental Executive Retirement Agreement by and between Carver Federal Savings
        Bank and Richard T. Greene, entered into as of January 30, 1995 (1)
10.13   Agreement and Plan of Reorganization by and among Carver Federal Savings Bank, Carver
        Bancorp, Inc. and Carver Interim Federal Savings Bank (1)
21.1    Subsidiaries of the Registrant
27.1    Financial Data Schedule (only submitted with filing in electronic format)
99.1    Proxy Statement for the 1997 Annual Meeting of Stockholders of Carver Bancorp, Inc.
        to be filed with the Securities and Exchange Commission within 120 days from March
        31, 1997 is incorporated herein by reference.

---------------
(1) Incorporated herein by reference to Registration Statement No. 333-0559 on Form S-4 (the "Form S-4") of Carver Bancorp. Inc., filed with the Securities and Exchange Commission during July 1997, as amended.

(2) Filed as Exhibit 10.1 to the Form S-4.

(3) Filed as Exhibit 10.4 to the Form S-4.

(4) Filed as Exhibit 10.7 to the Form S-4.

(5) Filed as Exhibit 10.8 to the Form S-4.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARVER BANCORP, INC.

June 27, 1997                             By:   /s/ THOMAS L. CLARK, JR.
                                            ------------------------------------
                                                    Thomas L. Clark, Jr.
                                               President and Chief Executive
                                                           Officer
                                              (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       By: /s/ THOMAS L. CLARK, JR.         President, Chief Executive Officer   June 27, 1997
------------------------------------------    and Director (Principal Executive
           Thomas L. Clark, Jr.               Officer)

        By: /s/ BISWARUP MUKHERJEE          Executive Vice President, Chief      June 27, 1997
------------------------------------------    Financial Officer and Chief
            Biswarup Mukherjee                Operating Officer (Principal
                                              Financial and Accounting Officer)

        By: /s/  DAVID N. DINKINS           Director                             June 27, 1997
------------------------------------------
             David N. Dinkins

         By: /s/  LINDA H. DUNHAM           Director                             June 27, 1997
------------------------------------------
             Linda H. Dunham

        By: /s/  RICHARD T. GREENE          Director                             June 27, 1997
------------------------------------------
            Richard T. Greene

         By: /s/  HERMAN JOHNSON            Director                             June 27, 1997
------------------------------------------
              Herman Johnson

           By: /s/  DAVID JONES             Chairman of the Board and Director   June 27, 1997
------------------------------------------
               David Jones

         By: /s/  M. MORAN WESTON           Director                             June 27, 1997
------------------------------------------
          M. Moran Weston, Ph.D.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                    DESCRIPTION
-------   --------------------------------------------------------------------------
  3.1     Certificate of Incorporation of Carver Bancorp, Inc.(1)
  3.2     Bylaws of Carver Bancorp, Inc.(1)
  4.1     Stock certificate of Carver Bancorp, Inc.(1)
  4.2     Federal Stock Charter of Carver Federal Savings Bank(1)
  4.3     Bylaws of Carver Federal Savings Bank(1)
 10.1     Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12,
          1995(1)(2)
 10.2     Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1989(1)
 10.3     Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust,
          as amended and restated effective as of May 1, 1993(1)
 10.4     Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of
          January 1, 1993(1)(3)
 10.5     Carver Federal Savings Bank Deferred Compensation Plan, effective as of
          August 10, 1993(1)
 10.6     Carver Federal Savings Bank Retirement Plan for Nonemployee Directors,
          effective as of October 24, 1994(1)
 10.7     Carver Bancorp, Inc. Management Recognition Plan, effective as of
          September 12, 1995(1)(4)
 10.8     Carver Bancorp, Inc. Incentive Compensative Plan, effective as of
          September 12, 1995(1)(5)
 10.9     Employment Agreement by and between Carver Federal Savings Bank and Thomas
          L. Clark, entered into as of April 1, 1997
 10.10    Employment Agreement by and between Carver Bancorp, Inc. and Thomas L.
          Clark, entered into as of April 1, 1997
 10.11    Employment Agreement by and between Carver Federal Savings Bank and
          Biswarup Mukherjee, entered into as of April 14, 1995(1)
 10.12    Supplemental Executive Retirement Agreement by and between Carver Federal
          Savings Bank and Richard T. Greene, entered into as of January 30, 1995(1)
 10.13    Agreement and Plan of Reorganization by and among Carver Federal Savings
          Bank, Carver Bancorp, Inc. and Carver Interim Federal Savings Bank(1)
 21.1     Subsidiaries of the Registrant
 27.1     Financial Data Schedule (only submitted with filing in electronic format)
 99.1     Proxy Statement for the 1997 Annual Meeting of Stockholders of Carver
          Bancorp, Inc. to be filed with the Securities and Exchange Commission within 120 days from March 31, 1997 is incorporated herein by reference

---------------
(1) Incorporated herein by reference to Registration Statement No. 333-0559 on Form S-4 (the "Form S-4") of Carver Bancorp, Inc., filed with the Securities and Exchange Commission during July 1997, as amended.

(2) Filed as Exhibit 10.1 to the Form S-4.

(3) Filed as Exhibit 10.4 to the Form S-4.

(4) Filed as Exhibit 10.7 to the Form S-4.

(5) Filed as Exhibit 10.8 to the Form S-4.