Form 10-K405/A
period 1997-03-31
CARVER BANCORP INC
filed 1997-07-18
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                  FORM 10-K/ A
                                 Amendment No. 1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 31, 1997

                                        OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                       ---------------     ---------------

                         COMMISSION FILE NUMBER: 0-21487

                              CARVER BANCORP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                       13-3904174
---------------------------------------------                ----------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
OR ORGANIZATION)                                           IDENTIFICATION NO.)

75 WEST 125TH STREET, NEW YORK, NEW YORK                           10027
----------------------------------------                           -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 876-4747
                                                           --------------

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
YES   X      NO
    ----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

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

PART II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         As a result of the foregoing, during fiscal 1997, the loan portfolio increased by 140% from $82.6 million at March 31, 1996, to $197.9 million at March 31, 1997, an increase of $115.3 million. In addition, Carver added approximately $1.6 million to its provisions for loan losses during the fourth quarter of fiscal 1997 in order to maintain the allowance for loan losses at an adequate level consistent with the Bank's policies. At March 31, 1997, the allowance for loan losses as a percentage of total loans was 1.13% as compared to 1.42% at March 31, 1996. See "Comparison of Operating Results for the Years Ended March 31, 1997 and 1996--Provision for Loan Losses."



ASSET/LIABILITY MANAGEMENT

         Net interest income, the primary component of Carver's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. Management has sought to reduce Carver's exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans for its portfolio, investment in adjustable-rate and shorter-term mortgage-backed securities and the sale of all long-term fixed-rate loans originated into the secondary market. Carver Federal has also reduced interest rate risk through its origination and purchase of primarily adjustable rate mortgage loans. During fiscal year 1997, loan portfolio increased by $115.3 million, or 140%. The growth in the loan portfolio was funded primarily by matched funding from FHLB advances and reverse repurchase agreements. See "--Restructuring of Balance Sheet."

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

         The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 1997. Maturity repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.


                                               THREE OR            FOUR TO             OVER ONE            OVER THREE
                                                 LESS               TWELVE              THROUGH              THROUGH
                 MONTHS                         MONTHS              MONTHS            THREE YEARS          FIVE YEARS
---------------------------------------- --------------------  -----------------  ------------------  --------------------
                                                                                                   (DOLLARS IN THOUSANDS)
RATE-SENSITIVE ASSETS:
Loans...................................   $   57,890            $   43,301         $   33,715          $   26,555
Federal Funds Sold......................            0                     0                  0                   0
Investment Securities(1)................       51,157                                    7,210
Mortgage-Backed Securities..............        2,625                     4              1,150               7,598
Total...................................      111,672                43,305             42,075              34,153

RATE-SENSITIVE LIABILITIES:
Deposits................................       27,420                48,018             55,053              36,320
Borrowings..............................       54,000                65,335
Total...................................       81,420               113,353             55,053              36,320

Interest Sensitivity Gap................   $   30,252            $  (70,048)        $  (12,975)         $   (2,167)

Cumulative Interest Sensitivity Gap.....   $   30,252            $  (39,796)        $  (52,774)         $  (54,941)

Ratio of Cumulative Gap to Total
 Rate-Sensitive Assets..................        7.57%                 (9.95)%          (13.20)%            (13.74)%



                                              OVER FIVE             OVER
                                               THROUGH               TEN
                 MONTHS                       TEN YEARS             YEARS             TOTAL
---------------------------------------- ------------------- ------------------ -----------

RATE-SENSITIVE ASSETS:
Loans...................................   $   23,894          $   12,563         $  197,918
Federal Funds Sold......................            0                   0                  0
Investment Securities(1)................                                              58,367
Mortgage-Backed Securities..............        2,621             129,522            143,520
Total...................................       26,515             142,085            399,805

RATE-SENSITIVE LIABILITIES:
Deposits................................       59,690              39,971            266,471
Borrowings..............................        1,766                                121,101
Total...................................       61,456              39,971            387,572

Interest Sensitivity Gap................   $  (34,941)         $  102,114         $   12,233

Cumulative Interest Sensitivity Gap.....   $  (89,881)         $   52,204

Ratio of Cumulative Gap to Total
 Rate-Sensitive Assets..................       (22.48)%            13.06%



--------------------------------------------

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


          COUPON RATE                                            ANNUAL PREPAYMENT RATE
          -----------                                            ----------------------
                                          30-YEAR                        15-YEAR                   5-YEAR BALLOON
                                          -------                        -------                   --------------

6.50%.........................               9.00%                          8.00%                        13.00%
7.00..........................               9.00                           9.00                         16.00
7.50..........................              11.00                          11.00                         19.00
8.00..........................              13.00                          14.00                         25.00
8.50..........................              16.00                          --                            --
9.00..........................              20.00                          --                            --
9.50..........................              25.00                          --                            --
10.00.........................              28.00                          --                            --

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

                                     AT MARCH 31,
                                         1997                                  1997
                             ---------------------------- -----------------------------------------------
                                               AVERAGE                                        AVERAGE
                                                YIELD          AVERAGE                         YIELD
                                BALANCE          COST          BALANCE       INTEREST          COST
                             -------------  ------------- ---------------- -------------  ---------------
                                                                (DOLLARS IN THOUSANDS
ASSETS:
Loans (1)                        $ 197,918      8.01%    $       94,346    $    7,844          8.31%
Investment Securities (2)           58,440      5.72             85,040         4,742          5.25
Mortgage-Backed
  Securities (3)                   143,520      6.35            156,454         9,979          6.38
Federal Funds Sold                      --        --              5,202           282          5.42
                                 ---------   -------     --------------   -----------    ----------
Total Interest-earning assets      399,878      7.08            341,042        22,847          6.70
                                                                          -----------
Non Interest Earning                23,736                       25,453
                                 ---------               --------------
Assets
  Total Assets                   $ 423,614               $      366,495
                                 =========               ==============

Interest-bearing Liabilities:
Deposits
    DDA                          $   7,677        --     $        4,774   $        --            --
Now                                 18,579      1.89             19,909           311          1.56
Savings and Clubs                  142,953      2.50            142,410         3,542          2.49
Money Market Accounts               21,078      3.15             20,398           658          3.23
Certificate of deposits             76,185      5.37             74,583         3,844          5.15
                                 ---------   -------     --------------   -----------    ----------
Total deposits                     266,471      3.26            262,074         8,355          3.19
Borrowed money                     121,101      6.17             66,403         4,128          6.22
                                 ---------   -------     --------------   -----------    ----------
Total interest-bearing
  liabilities                      387,572      4.17            328,477        12,483          3.80
                                                                          -----------
Non-interest-bearing
  liabilities                        2,058                        3,239
                                 ---------                -------------
Total liabilities                  389,630                      331,716
  Stockholders' equity              34,254                       34,779
                                 ---------                -------------
Total liabilities and
  stockholders' equity           $ 423,614                $     366,495
                                 =========                =============
Net interest income                                                       $    10,364
                                                                          ===========
Interest rate spread                            2.91%                                          2.90%
                                             =======                                     ==========

Net interest margin                                                                            3.04%
                                                                                         ==========

Ratio of average interest-
  earning assets to
  average interest-bearing
  liabilities.............                                                                    1.04x
                                                                                         =========


                                          YEAR ENDED MARCH 31,
                                                  1996                                            1995
                              ---------------------------------------------  -------------------------------------------
                                                                AVERAGE                                         AVERAGE
                                  AVERAGE                        YIELD           AVERAGE                         YIELD
                                  BALANCE       INTEREST         COST            BALANCE       INTEREST          COST
                              -------------- -------------- ---------------  --------------  ------------- --------------
                                                                (DOLLARS IN THOUSANDS
ASSETS:
Loans (1)                    $     58,136   $     4,800         8.26%      $     49,609      $    4,092          8.25%
Investment Securities (2)          91,639         5,807         6.34             81,466           5,230          6.42
Mortgage-Backed
  Securities (3)                  188,136        12,217         6.49            179,963          10,159          5.65
Federal Funds Sold                 11,949           705         5.90              5,738             269          4.69
                             ------------   -----------   ----------       ------------      ----------    -----------
Total Interest-earning assets     349,860        23,529         6.73            316,776          19,750          6.23
                                            -----------                                      ----------
Non Interest Earning               13,977                                        15,369
                             ------------                                  ------------
Assets
  Total Assets               $    363,837                                  $    332,145
                             ============                                  ============

Interest-bearing Liabilities:
Deposits
    DDA                      $      4,761   $        --           --       $      3,814      $       --            --
Now                                15,539           314         2.02             13,904             226          1.62
Savings and Clubs                 140,204         3,507         2.50            144,092           3,591          2.49
Money Market Accounts              18,770           599         3.19             19,135             541          2.83
Certificate of deposits            74,060         3,970         5.36             66,870           3,115          4.66
                             ------------   -----------   ----------       ------------      ----------    ----------
Total deposits                    253,334         8,390         3.31            247,815           7,473          3.02
Borrowed money                     73,253         5,204         7.10             54,226           3,059          5.64
                             ------------   -----------   ----------       ------------      ----------    ----------
Total interest-bearing
  liabilities                     326,587        13,594         4.16            302,041          10,532          3.49
                                            -----------                                      ----------
Non-interest-bearing
  liabilities                       2,230                                        6,710
                             ------------                                  -----------
Total liabilities                 328,817                                      308,750
  Stockholders' equity             35,020                                       23,394
                             ------------                                  -----------
Total liabilities and
  stockholders' equity       $    363,837                                  $   332,145
                             ============                                  ===========
Net interest income                         $     9,935                                      $    9,218
                                            ===========                                      ==========
Interest rate spread                                            2.57%                                            2.74%
                                                          ==========                                       ==========
                                                                2.85%                                            2.91%
Net interest margin                                       ==========                                       ==========



Ratio of average interest-
  earning assets to
  average interest-bearing
  liabilities.............                                      1.07x                                            1.05x
                                                          ==========                                       ==========

-------------------------------------

(1)      Includes non-accrual loans
(2) Includes FHLB stock and fair value of investments available for sale of $2.1 million at March 31, 1997.
(3) Includes fair value of mortgage-backed securities available for sale of $32.8 million at March 31, 1997.

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


                                                                          YEAR ENDED MARCH 31,
                                                                          --------------------
                                                     1997 VS. 1996                          1996 VS. 1996
                                                  INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                        DUE TO                                 DUE TO
                                                        ------                                 ------
                                       VOLUME          RATE       TOTAL       VOLUME         RATE         TOTAL
                                       ------          ----       -----       ------         ----         -----
                                                                                 (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans ..........................   $   3,013    $      31    $   3,044    $     704    $       4    $     708

Investment securities(1) .........        (335)        (730)      (1,065)         645          (68)         577
    Mortgage-backed securities(1)
    Securities ...................      (2,024)        (214)      (2,238)         531        1,527        2,058
  Federal funds sold .............        (441)          18         (423)         367           69          436
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Total interest-earning assets ..         213         (895)        (682)       2,247        1,532        3,779
                                     ---------    ---------    ---------    ---------    ---------    ---------

Interest-bearing liabilities:
NOWs .............................           4           (7)          (3)          33           54           87
Savings and Clubs ................          49          (14)          35          (97)          14          (83)
Money Market Accounts ............          66           (7)          59          (11)          71           60
Certificate of Deposits ..........         (92)          36          (56)         385          468          853
                                     ---------    ---------    ---------    ---------    ---------    ---------
Total Deposits ...................          27            8           35          310          607          917
  Borrowed money .................         638          438        1,076        1,352          793        2,145
                                     ---------    ---------    ---------    ---------    ---------    ---------
Total interest-bearing liabilities         665          446        1,111        1,662        1,400        3,062
                                     ---------    ---------    ---------    ---------    ---------    ---------
Net change in net interest income    $     878    $    (449)   $     429    $     585    $     132    $     717
                                     =========    =========    =========    =========    =========    =========

---------

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

         NET INCOME (LOSS).

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

         NET INTEREST INCOME.

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

         INTEREST INCOME.

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

         INTEREST EXPENSE.

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

         PROVISION FOR LOAN LOSSES.

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

         NON-INTEREST INCOME.

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

         NON-INTEREST EXPENSE.

         Non-interest expense increased by $2.7 million, or 30.37%, to $11.8 million for fiscal 1997, as compared to $9.1 million for fiscal year 1996. This increase was primarily attributable to a one-time pre-tax assessment of $1.6 million for the recapitalization of SAIF, pursuant to the Funds Act. Excluding the SAIF assessment, total non-interest expense would have been $10.2 million for fiscal 1997. During the fiscal year 1997 Carver invested substantially in improving its infrastructure. These investments encompassed upgrading technology, increasing staff and expanding marketing efforts. These investments increased operating expenses for the fiscal year 1997. Salaries and employee benefits for fiscal year 1997 increased by $562,000, or 16.13%, to $4.0 million from $3.4 million for fiscal year 1996. This increase was primarily due to a general increase in staff, incentive compensation and ESOP expense. Equipment expense for fiscal 1997 increased by $403,000, or 58.72%, to $1.1 million from $686,000 in fiscal year 1996, reflecting the increased depreciation and maintenance cost for new furniture, fixtures and computers for Carver's new headquarters and certain branches. Net occupancy expense for fiscal year 1997 increased by $136,000, or 13.92%, to $1.1 million from $976,000 in fiscal year 1996. Increase in rent, cleaning expenses and depreciation of leasehold expenses account for the increase in occupancy expense. These increases in non-interest expenses were offset in part by decreased deposit insurance premiums from $618,000 during fiscal 1996 to $482,000 for fiscal 1997. This $137,000 or 22.9%, decrease was due to decreased assessment rates which became effective as of the fourth quarter of fiscal 1997. See "Impact of Recent Legislation--Recapitalization of the Savings Association Insurance Fund SAIF." Legal expenses during fiscal year 1997, decreased by $194,000, or 55.26%, to $157,000 from $351,000 during fiscal year 1996. The decrease in legal cost was due mainly to capitalization of the costs incurred in connection with the Reorganization of approximately $225,000. This amount is being depreciated on a straight line basis over sixty months. Other non-interest expense increased $314,000, or 16.33%, due to increases on a variety of miscellaneous expense categories, including, among other items, travel and expense, employee training and charitable contribution expenses.

         INCOME TAX EXPENSE.

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

         NET INCOME.

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

         NET INTEREST INCOME.

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

         INTEREST INCOME.

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

         INTEREST EXPENSE.

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

         PROVISION FOR LOAN LOSSES.

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

         The Bank's most liquid assets are cash and short-term investments including mutual funds. The level of these assets are dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31,1997, and 1996, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $83.2 million and $85.8 million, respectively.

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

         The following table reconciles the Bank's stockholders equity at March 31, 1997, under generally accepted accounting principles to regulatory capital requirements:


                                                                               REGULATORY CAPITAL REQUIREMENTS
                                                                               -------------------------------
                                                                 GAAP            TANGIBLE          TIER/CORE        RISK-BASED
                                                                CAPITAL           CAPITAL           CAPITAL           CAPITAL
                                                                -------           -------           -------           -------
                                                                               (IN THOUSANDS)

Stockholders' Equity at March 31, 1997 (1)                   $       30,050    $       30,050   $       30,050     $       30,050
                                                             ==============    ==============   ==============     ==============
Add:
Unrealized loss on securities available for sale, net                                     443              443                443
General valuation allowances                                                                0                0              1,426
Qualifying intangible assets                                                                0               52                 52
Deduct:                                                                                (1,404)          (1,404)            (1,404)
Goodwill                                                                                                                        0
   Excess of net deferred tax assets                                                        0                0
Asset required to be deducted                                                                              (40)               (40)
                                                                               --------------   --------------     --------------
Regulatory capital                                                                     29,089           29,141             30,527
Minimum capital requirement                                                             6,277           12,555             15,260
                                                                               --------------   --------------     --------------
Regulatory capital excess                                                      $       22,812   $      16,586      $       15,267
                                                                                =============   ==============     ==============

--------------------------------------------
(1)      Reflects Bank only.

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

IMPACT OF RECENT LEGISLATION

         SAIF RECAPITALIZATION. For the period from January 1, through September 30, 1996, there existed a disparity of 23 cents per $100 of deposits in the minimum deposit insurance assessment rates applicable to deposits insured by the Bank Insurance Fund ("BIF") and the higher assessment rates applicable to deposits insured by the Savings Association Insurance Fund ("SAIF"). In response to this disparity, on September 30, 1996 the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all financial institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. Pursuant to such authority, the FDIC imposed a special assessment of 65.7 basis points per $100 of an institution's SAIFassessable deposits held on March 31, 1995. The Company's special SAIF assessment of $1.6 million was charged to expense in September 1996 and paid in November 1996. In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the calendar year 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same range of rates applicable to the BIF. Prior to the SAIF recapitalization, all SAIF-insured institutions were subject to a minimum assessment of 23 basis points. The Funds Act also expanded the assessment base to include BIF-insured, as well as SAIF-insured, institutions to fund payments on the bonds issued by the Financing Corporation ("FICO bonds") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. In order to fund such interest payments, a separate assessment of 1.3 basis points for BIF-assessable deposits and 6.48 basis points for SAIF-assessable deposits became effective on January 1, 1997. The Funds Act requires that, until December 31, 1999 or such earlier date on which the last savings association ceases to exist, the rates of assessment for FICO bond payments imposed on BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. As a result of the lower overall assessment rates, the Company's non-interest expense for the year justify months ended March 31, 1997 was reduced by $137,000 compared to the same period in 1996.

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

         Amendments to the New York state and New York City tax laws redesignate the Bank's state and New York City bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to each of the base-year reserve using the percentage-of-taxable-income method. This change eliminated the excess New York state and New York City reserves for which the Company had recognized a deferred tax liability. Management does not expect these changes to have a significant impact on the Bank. Taxes associated with the recapture of the and New York City state base-year reserve would still become payable under various circumstances, including conversion to a bank charter or failure to meet various thrift definition tests.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       Letterhead of Mitchell & Titus LLP

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



May 30, 1997
New York,  New York.

                         Letterhead of Radics & Co., LLC

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

                                          /s/ Radics & Co., LLC
                                          (formerly Stephen P. Radics & Co.)



May 12, 1995
Pine Brook, New Jersey

                                       CARVER BANCORP INC. AND SUBSIDIARIES


                                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             AS OF                 AS OF
                                                                                        MARCH 31, 1997        MARCH 31, 1996
                                                                                        --------------        --------------

ASSETS
Cash and amounts due from depository institutions                                      $     4,230,757       $     3,225,950
Federal funds sold                                                                                  --             6,800,000
                                                                                       ---------------       ---------------
Total cash and cash equivalents (Notes 1 and 19)                                             4,230,757            10,025,950
Securities available for sale (Notes 1, 3, 13 and 19)                                       83,892,617           114,328,245
Investment securities held to maturity, net (estimated fair value of $1,673,000 in 1997
   and $8,814,000 in 1996) (Notes 1, 4, 13, 18 and 19)                                       1,675,181             8,937,075
Mortgage-backed securities held to maturity, net (estimated fair value of $107,719,000 in
  1997 and $129,813,000 in 1996) (Notes 1, 5, 12, 13, 18 and 19)                           110,852,668           131,105,405
Loans receivable, net (Notes 1, 6, 13 and 19)                                              197,917,673            82,608,065
Real estate owned, net (Note 1)                                                                 82,198               314,261
Property and equipment, net (Notes 1 and 8)                                                 11,342,678             9,956,981
Federal Home Loan Bank of New York stock, at cost (Note 13)                                  5,535,000             3,120,000
Accrued interest receivable, net (Notes 1, 9 and 19)                                         2,978,365             2,688,199
Excess of cost over net assets acquired, net (Notes 1 and 10)                                1,456,000             1,669,082
Other assets (Notes 14 and 16)                                                               3,650,366             2,904,078
                                                                                       ---------------       ---------------
    Total assets                                                                       $   423,613,503       $   367,657,341
                                                                                       ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 11 and 19)                                                             $   266,471,487       $   256,951,883
Securities sold under agreements to repurchase (Notes 12 and 19)                            74,335,000            47,000,000
Advances from Federal Home Loan Bank of New York (Notes 13 and 19)                          45,400,000            25,400,000
Other borrowed money (Notes 17 and 19)                                                       1,365,990             1,548,122
Advance payments by borrowers for taxes and insurance                                          670,502               483,055
Other liabilities (Notes 14 and 16)                                                          1,386,802             1,509,500
                                                                                       ---------------       ---------------
    Total liabilities                                                                      389,629,781           332,892,560
                                                                                       ---------------       ---------------

Commitments and contingencies (Notes 18 and 19)                                                                           --

STOCKHOLDERS' EQUITY:  (Note 15)
Preferred stock, $0.01 par value per share; 1,000,000 authorized;  none issued                                            --
Common stock; $0.01 par value per share; 5,000,000 authorized; 2,314,275
issued and outstanding (Note 2)                                                                 23,144                23,144
Additional paid-in capital (Note 2)                                                         21,410,167            21,436,235
Retained earnings - substantially restricted (Notes 2 and 14)                               14,359,060            16,098,728
Common stock acquired by Employee Stock Ownership Plan ("ESOP") (Notes 2 and 17)            (1,365,990)           (1,548,122)
Unrealized (loss) on securities available for sale, net                                       (442,659)           (1,245,204)
                                                                                       ---------------       ---------------
    Total stockholders' equity                                                              33,983,722            34,764,781
                                                                                       ---------------       ---------------
    Total liabilities and stockholders' equity                                         $   423,613,503       $   367,657,341
                                                                                       ===============       ===============




                 See Notes to Consolidated Financial Statements

                                       CARVER BANCORP INC. AND SUBSIDIARIES


                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                     YEAR ENDED MARCH 31,
                                                                      1997                   1996                   1995
                                                             ----------------------  --------------------  -------------
INTEREST INCOME:
Loans (Note 1)                                                    $7,843,822              $4,800,482            $4,092,330
Mortgage-backed securities                                         9,978,660              12,217,281            10,158,697
Debt and equity securities                                         4,416,362               5,415,806             4,983,129
Other interest-earning assets                                        607,903               1,095,336               516,045
                                                                  ----------              ----------            ----------
Total interest income                                             22,846,747              23,528,905            19,750,201
                                                                  ----------              ----------            ----------

Interest expense:
Deposits (Note 11)                                                 8,355,168               8,390,201             7,472,812
Advances and other borrowed money                                  4,127,743               5,204,068             3,058,828
                                                                  ----------              ----------            ----------
Total interest expense                                            12,482,911              13,594,269            10,531,640
                                                                  ----------              ----------            ----------

Net interest income                                               10,363,836               9,934,636             9,218,561
Provision for loan losses (Notes 1 and 6)                          1,689,508                 130,892               333,697
                                                                  ----------              ----------            ----------

Net interest income after provision for loan losses                8,674,328               9,803,744             8,884,864
                                                                  ----------              ----------            ----------
Non-interest income:
Loan fees and service charges                                        194,689                  78,084               121,569
Write-down of investment securities                                       --                      --               (37,139)
Gain (Loss) on sale of securities held for sale (Notes 4 and 5)     (927,093)                     --                   --
Other                                                                845,287                 529,873               491,157
                                                                  ----------              ----------            ----------
Total non-interest income                                            112,883                 607,957               575,587
                                                                  ----------              ----------            ----------

Non-interest expenses:
Salaries and employee benefits (Notes 16 and 17)                   4,044,718               3,482,928             3,075,041
Net occupancy expense (Notes 1 and 18)                             1,111,602                 975,795               853,025
Equipment (Note 1)                                                 1,088,258                 685,657               707,057
Loss on foreclosed real estate (Note 1)                               37,995                  76,582                34,008
Advertising                                                          172,795                 168,084                63,534
Federal insurance premium                                            481,646                 618,169               731,141
Amortization of intangibles (Note 1)                                 213,073                 229,898               241,915
Legal expenses                                                       157,023                 350,921                     *
Bank charges                                                         341,272                 308,391               239,207
Security Service                                                     286,036                 234,856               182,907
SAIF assessment                                                    1,632,290                      --                    --
Provision for loss on other assets                                        --                      --               255,580
Other                                                              2,235,249               1,921,462             1,557,687
                                                                  ----------              ----------            ----------
  Total non-interest expenses                                     11,801,957               9,052,743             7,941,102
                                                                  ----------              ----------            ----------

Income (loss) before income taxes                                 (3,014,746)              1,358,958             1,519,349
Income taxes (Notes 1 and 14)                                     (1,275,078)                605,874               674,297
                                                                  ----------              ----------            ----------
Net income (loss)                                                $(1,739,668)             $  753,084            $  845,052
                                                                 ===========              ==========            ==========
Net income (loss) per common share                               $     (0.80)             $     0.35            $     0.40(1)
                                                                 ===========              ==========            ==========
Weighted average number of shares outstanding (Note 1)             2,169,276               2,156,346             2,136,615

--------------------------------------------

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


                 See Notes to Consolidated Financial Statements

                                       CARVER BANCORP INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                               RETAINED             COMMON            (LOSS) ON
                                                            ADDITIONAL         EARNINGS              STOCK           SECURITIES
                                            COMMON            PAID-IN        SUBSTANTIALLY         ACQUIRED           AVAILABLE
                                             STOCK            CAPITAL         RESTRICTED            BY ESOP         FOR SALE NET
                                             -----            -------         ----------            -------         ------------

Balance - March 31, 1994               $         --      $         --     $ 14,500,592        $         --       $   (330,765)
Net income for the year ended
  March 31, 1995                                 --                --          845,052                  --                 --
Net proceeds from common stock
  issued in stock conversion                 23,144        21,495,847               --                  --                 --
Acquisition of common stock by
  ESOP                                           --                --               --          (1,821,320)                --
Allocation of ESOP stock                         --           (30,775)              --             91,066                  --
Decrease in unrealized (loss) on
  securities available for sale, net             --                --               --                  --             28,320
                                       ------------      ------------     ------------        ------------       ------------
Balance - March 31, 1995                     23,144        21,465,072       15,345,644          (1,730,254)          (302,455)
Net income for the year ended                    --                --          753,084                  --                 --
  March 31, 1996
Allocation of ESOP stock                         --           (28,837)              --            182,132                  --
Increase in unrealized (loss) in
  securities available for sale, net             --                --               --                  --           (942,759)
                                       ------------      ------------     ------------        ------------       ------------
Balance - March 31, 1996                     23,144        21,436,235       16,098,728          (1,548,122)        (1,245,204)
Net loss for the year ended
  March 31, 1997                                 --                --       (1,739,668)                 --                 --

Allocation of ESOP Stock                         --           (26,068)              --             182,132                 --
Decrease in unrealized, loss in
  securities available for sale, net             --                --               --                  --            802,545
                                       ------------      ------------     ------------        ------------       ------------
                                       $     23,144      $ 21,410,167     $ 14,359,060        $ (1,365,990)      $   (442,659)
                                       ============      ============     ============        =============      =============





                                              TOTAL
                                              -----

Balance - March 31, 1994                $ 14,169,827
Net income for the year ended
  March 31, 1995                             845,052
Net proceeds from common stock
  issued in stock conversion             21,518,991
Acquisition of common stock by
  ESOP                                    (1,821,320)
Allocation of ESOP stock                      60,291
Decrease in unrealized (loss) on
  securities available for sale, net          28,320
                                        ------------
Balance - March 31, 1995                  34,801,161
Net income for the year ended                753,084
  March 31, 1996
Allocation of ESOP stock                     153,295
Increase in unrealized (loss) in
  securities available for sale, net        (942,759)
                                        ------------
Balance - March 31, 1996                  34,764,781
Net loss for the year ended
  March 31, 1997                          (1,739,668)

Allocation of ESOP Stock                     156,064
Decrease in unrealized, loss in
  securities available for sale, net         802,545
                                        ------------
                                        $ 33,983,722
                                        ============









                 See Notes to Consolidated Financial Statements

                                       CARVER BANCORP INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                              YEAR ENDED MARCH 31,
                                                                                   1997            1996             1995
                                                                               ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ..........................................................   $ (1,739,668)   $    753,084    $    845,052
Adjustments to reconcile net (loss) income
 to net cash provided by operating activities:
Depreciation and amortization of premises and equipment ....................        664,750         301,918         222,699
Amortization of intangibles ................................................        213,082         229,888         241,915
Other amortization and accretion, net ......................................      1,143,308         651,014       1,130,807
Provision for loan losses ..................................................      1,689,508         130,892         333,697
Provision for losses on other assets .......................................             --              --         255,580
Gain from sale of real estate owned ........................................        (26,229)             --              --
Proceeds from sale of loans ................................................             --       1,948,143       3,940,215
Net loss on sale of securities available for sale ..........................        927,093              --              --
Write-down of equity security ..............................................             --              --          37,139
Deferred income taxes ......................................................       (387,456)       (380,541)        (75,869)
Allocation of ESOP stock ...................................................        156,064         153,295          60,291
(Increase) decrease in accrued interest receivable .........................       (290,166)         19,310        (549,524)
Decrease (increase) in refundable income taxes .............................       (286,000)        238,157         651,369
(Increase) decrease in other assets ........................................     (1,493,435)        (72,455)     (1,606,419)
Increase (decrease) in other liabilities ...................................       (510,154)        731,784         234,420
                                                                               ------------    ------------    ------------
Net cash provided by operating activities ..................................         60,697       4,704,489       5,721,372
                                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments held to maturity .......................        311,894          96,335              --
Principal repayments on securities available for sale ......................      5,357,790       2,965,441       1,133,751
Purchases of securities available for sale .................................    (57,508,308)             --     (23,022,923)
Proceeds from sales and call of securities held for sale ...................     84,052,091       9,000,000              --
Purchase of investment securities held to maturity .........................        (50,000)             --      (9,011,875)
Proceeds from maturities and calls of investment securities held to maturity      7,000,000                       2,971,005
Principal repayment of mortgage-backed securities held to maturity .........     19,302,028      23,663,432      22,254,234
Purchase of  mortgage-backed securities held to maturity ...................             --              --     (50,436,456)
Purchase of loans ..........................................................    (84,708,587)    (26,911,379)             --
Net change in loans receivable .............................................    (32,265,562)     (9,357,887)     (2,031,338)
Proceeds from sale of real estate owned ....................................        258,292              --         139,614
Additions to premises and equipment ........................................     (2,050,447)     (5,930,518)     (1,594,145)
(Purchase) Federal Home Loan Bank  stock ...................................     (2,415,000)             --      (1,287,100)
                                                                               ------------    ------------    ------------
Net cash (used in) provided by investing activities ........................    (62,715,809)     (6,474,576)    (60,885,233)
                                                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ........................................      9,519,604       8,505,919      (4,027,784)
Net increase (decrease) in short-term borrowings ...........................     58,335,000     (19,188,000)     41,658,000
Proceeds of  long-term borrowings ..........................................             --      11,000,000      20,821,320
Repayment of long-term borrowings ..........................................    (11,000,000)             --     (20,091,066)
Repayment of other borrowed money ..........................................       (182,132)             --              --
Net proceeds from issuance of common stock .................................             --              --      21,518,991
Acquisition of common stock by ESOP ........................................             --              --      (1,821,320)
Increase (Decrease) in advance payments by borrowers for taxes and insurance        187,447        (339,687)       (129,938)
                                                                               ------------    ------------    ------------
Net cash provided by (used in) financing activities ........................     56,859,919         (21,768)     57,928,203
                                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .......................     (5,795,193)     (1,791,855)      2,764,342
Cash and cash equivalents - beginning ......................................     10,025,950      11,817,805       9,053,463
                                                                               ------------    ------------    ============
Cash and cash equivalents  -- ending .......................................   $  4,230,757    $ 10,025,950    $ 11,817,805
                                                                               ============    ============    ============
Supplemental disclosure of non-cash activities:
Transfers of  mortgage-backed securities ...................................    $        --      25,891,771     $        --
                                                                                               ============
Unrealized Gain (loss) on securities available for sale:
Unrealized Gain (loss) .....................................................        835,206      (1,778,783)         53,435
Deferred income taxes ......................................................       (397,547)        836,033         (25,115)
                                                                                               ------------    ------------
                                                                               $    442,659    $   (942,760)   $     28,320
                                                                               ============    ============    ============
Loans receivable transferred to real estate owned ..........................   $     32,729          $   --    $    252,292
                                                                               ============    ------------    ============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest ...................................................................   $ 12,361,162    $ 13,344,140    $ 10,342,385
                                                                               ============    ============    ============
Federal, state and city income taxes .......................................   $    286,000    $    449,197    $     98,795
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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         A loan is considered to be impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when it is probable that Carver will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver tests loans covered under FAS No. 114 for impairment if they are on nonaccrual status or have been restructured. Consumer credit nonaccrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of FAS No. 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on the adequacy of the reserve for credit losses. Impairment reserves are not needed when interest payments have been applied to reduce principal, or when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

PREMISES AND EQUIPMENT

         Premises and equipment are comprised of land and construction in progress, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:


               Buildings and improvements    10 to 50 years
               Furnishings and equipment     3 to 10 years
               Leasehold improvements        The lesser of useful life or term
                                             of lease

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 2.  CONVERSION TO STOCK FORM OF OWNERSHIP AND
         REORGANIZATION INTO A HOLDING COMPANY

         On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering and in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $5,763,000, and $6,800,000 at March 31, 1997 and 1996,
respectively. On October 17, 1996, the Bank completed a reorganization into a holding company structure (the "Reorganization) and became the wholly-owned subsidiary of Carver Bancorp., Inc., a savings and loan holding company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised common stock were purchased and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  SECURITIES AVAILABLE FOR SALE


                                                                                   March 31, 1997
                                                ----------------------------------------------------------------------------------
                                                    Carrying                      Gross Unrealized                    Estimated
                                                      Value                Gains                  Losses              Fair Value
                                                ---------------       ---------------        ---------------       ---------------


Mortgage-backed securities                      $    33,469,963       $            --        $       845,206       $    32,624,757
Equity securities:
  Mutual funds                                       49,108,306                    --                     --            49,108,306
  Common and preferred stock                          2,049,898                    --                     --             2,049,898
  Interest rate agreement for a notional
      amount of $5,000,000                               29,750                    --                     --                29,750
  Interest rate agreement for a notional
      amount of $20,000,000                              79,906                    --                     --                79,906
                                                ---------------       ---------------        ---------------       ---------------
                                                $    84,737,823       $            --        $       845,206       $    83,892,617
                                                ===============       ===============        ===============       ===============



                                                                                   March 31, 1996
                                                ----------------------------------------------------------------------------------
                                                    Carrying                      Gross Unrealized                    Estimated
                                                      Value                Gains                  Losses              Fair Value
                                                ---------------       ---------------        ---------------       ---------------

Mortgage--backed securities                     $    42,520,115       $            --        $       612,117       $    41,907,998
Equity securities:                                           --                    --                     --                    --
Mutual funds                                         71,935,268                    --              1,427,439            70,507,829
Common and preferred stock                            2,039,898                50,400                     --             2,090,298
Interest rate agreement for a notional
amount of $20,000,000                                   182,406                    --                360,286              (177,880)
                                                ---------------       ---------------        ---------------       ---------------
                                                $   116,677,687       $        50,400        $     2,399,842       $   114,328,245
                                                ===============       ===============        ===============       ===============


NOTE 4.  INVESTMENT SECURITIES HELD TO MATURITY, NET


                                                                                    March 31, 1997
                                                ---------------------------------------------------------------------------------
                                                    Carrying                      Gross Unrealized                   Estimated
                                                      Value                Gains                  Losses             Fair Value
                                                --------------        --------------         --------------        --------------


U.S. Government (including agencies):
After one year through five years               $  1,675, 181         $          --          $       2,094         $   1,673,087
                                                =============         =============          =============         =============


                                                                                    March 31, 1996
                                                ---------------------------------------------------------------------------------
                                                    Carrying                      Gross Unrealized                    Estimated
                                                      Value                Gains                  Losses              Fair Value
                                                --------------        --------------         --------------        --------------


U.S. Government (including agencies):
After one year through five years               $   8,937,075         $          --          $     123,277         $   8,813,798
                                                =============         =============          =============         =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


         There were no sales of securities held to maturity during the years ended March 31,1997, 1996 and 1995. Proceeds from calls of investment securities held to maturity during the years ended March 31, 1997, 1996 and 1995 were $7,000,000, $9,000,000 and $2,971,000, respectively. No gains or losses were realized on these calls.

         Proceeds from sales of investment securities held for sale during the year ended March 31, 1997 were $83,265,000, resulting in gross gains of $75,000 and gross losses of $1,002,000. There were no sales of investment securities held for sale during the years ended March 31, 1996 and 1995.

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET


                                                                                       March 31, 1997
                                               ----------------------------------------------------------------------------------
                                                   Principal            Unamortized             Unearned               Carrying
                                                    Balance              Premiums               Discounts                Value
                                                    -------              --------               ---------                -----

Government National Mortgage Association       $    11,797,496       $            40        $       108,430       $    11,689,106
Federal Home Loan Mortgage Corporation              43,789,880             1,132,946                154,798            44,768,028
Federal National Mortgage Association               41,007,256               603,316                144,713            41,465,859
Small Business Administration                        2,263,969                    --                 15,251             2,248,718
Collateralized mortgage obligations:                        --                    --                     --                    --
Resolution Trust Corporation                         8,240,457               113,289                     --             8,353,746
Federal Home Loan Mortgage Corporation               1,690,298                    --                     --             1,690,298
Others                                                 629,118                 7,795                                      636,913
                                               ---------------       ---------------        ---------------       ---------------
                                               $   109,418,474       $     1,857,386               $423,192       $   110,852,668
                                               ===============       ===============        ===============       ===============




                                                                                   March 31, 1996
                                               ----------------------------------------------------------------------------------
                                                  Principal            Unamortized              Unearned            Carrying
                                                   Balance               Premiums               Discounts             Value
                                                   -------               --------               ---------             -----

Government National Mortgage                   $  13,427,764            $         266          $     131,405       $  13,296,625
Association
Federal Home Loan Mortgage                        54,138,973                1,486,330                204,821          55,420,482
Corporation
Federal National Mortgage Association             45,768,352                  667,099                189,472          46,245,979
Small Business Administration                      2,621,569                       --                 18,569           2,603,000
Collateralized mortgage obligations:
Resolution Trust Corporation                      10,948,712                  188,362                     --          11,137,074
Federal Home Loan Mortgage                         1,703,274                       --                     --           1,703,274
Corporation
Others                                               697,539                    1,432                     --             698,971
                                               -------------            -------------          -------------       -------------
                                               $ 129,306,183            $   2,343,489          $     544,267       $ 131,105,405
                                               =============            =============          =============       =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         A summary of gross unrealized gains and losses and estimated fair value follows:

                                                                  March 31, 1997
                                                                  --------------
                                              Carrying           Gross Unrealized         Estimated
                                                Value          Gains         Losses       Fair Value
                                                -----          -----         ------       ----------


Government National Mortgage Association   $ 11,689,106   $    149,141   $    475,567   $ 11,362,680
Federal Home Loan Mortgage Corporation       44,768,028           --          937,810     43,830,218
Federal National Mortgage Association        41,465,859           --        1,480,513     39,985,346
Small Business Administration                 2,248,718         38,806           --        2,287,524
Collateralized mortgage obligations:
Resolution Trust Corporation                  8,353,746                       268,352
                                                                                           8,085,394
Federal Home Loan Mortgage Corporation        1,690,298           --           29,581      1,660,717
Others                                          636,913           --            7,795        629,118
                                           ------------   ------------   ------------   ------------
                                           $110,852,668   $    187,947   $  3,199,618   $107,840,997
                                           ============   ============   ============   ============


                                                                  MARCH 31, 1996
                                                                  --------------
                                              Carrying           Gross Unrealized         Estimated
                                                Value          Gains         Losses       Fair Value
                                                -----          -----         ------       ----------



Government National Mortgage Association   $ 13,296,625   $    176,200   $    390,909   $ 13,081,916
Federal Home Loan Mortgage Corporation       55,420,482        699,524        513,067     55,606,939
Federal National Mortgage Association        46,245,979         98,910      1,127,575     45,217,314
Small Business Administration                 2,603,000         66,086           --        2,669,086
Collateralized mortgage obligations:
Resolution Trust Corporation                 11,137,074           --          273,031     10,864,043
Federal Home Loan Mortgage Corporation        1,703,274           --           17,032      1,686,242
Others                                          698,971           --           11,825        687,146
                                           ------------   ------------   ------------   ------------
                                           $131,105,405   $  1,040,720   $  2,333,439   $129,812,686
                                           ============   ============   ============   ============

The following is a schedule of final maturities as of March 31,1997:


                                                       Carrying       Estimated
                                                         Value        Fair Value
                                                         -----        ----------
                                                             (In Thousands)
After one through five years                           $ 41,425        $ 40,941
After five through ten years                             69,428          66,900
After ten years                                            --              --
                                                       --------        --------
                                                       $110,853        $107,841
                                                       ========        ========


There were no sales of mortgage-backed securities held to maturity during the years ended March 31,1997, 1996 and 1995.

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  LOANS RECEIVABLE, NET
                                                        Year Ended March 31,
                                                       ----------------------
                                                       1997              1996
                                                       ----              ----
Real estate mortgage:
One-to four family                                 $139,961,350     $ 59,466,442
Multi-family                                         19,935,991        2,490,355
Non-residential                                      22,415,427       11,138,426
Equity and second mortgages                             586,300          364,085
                                                   ------------     ------------
                                                    182,899,068       73,459,308
                                                   ------------     ------------
Agency for International Development                         --            9,441
                                                   ------------     ------------
Real estate construction                             14,386,137        6,965,301
                                                   ------------     ------------
Commercial loans                                      3,192,251        1,090,941
                                                   ------------     ------------
Consumer:
Passbook or certificate                                 954,635        1,011,371
Student education                                       974,892        1,094,351
Other                                                 3,600,859          931,319
                                                   ------------     ------------
                                                      5,530,386        3,037,041
                                                   ------------     ------------
Total loans                                         206,007,842       84,562,032
                                                   ------------     ------------
Add:   Premium on loans                               1,804,938          882,138
Less:  Loans in process                               6,854,591        1,406,150
Allowance for loan losses                             2,245,746        1,205,496
Deferred loan fees and discounts                        794,770          224,459
                                                   ------------     ------------
                                                      9,895,107        2,836,105
                                                   ------------     ------------
                                                   $197,917,673     $ 82,608,065
                                                   ============     ============

The following is an analysis of the allowance for loan losses:

                                                                  Year Ended March 31,
                                                                  --------------------
                                                       1997               1996                1995
                                                       ----               ----                ----
Balance-beginning                                 $    1,204,496    $    1,074,604       $   1,267,676
Provision charged to operations                        1,689,508           130,892             333,697
Recoveries of amounts previously charged off              49,940                --                  --
Loans charged off                                       (699,198)               -             (526,769)
                                                  ---------------   --------------       -------------
Balance-ending                                    $    2,245,746    $    1,205,496       $   1,074,604
                                                  ==============    ==============       =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         Non-accrual loans consist of loans for which the accrual of interest has been discounted as a result of such loans becoming three months or more delinquent as to principal and/or interest payments. Interest income on non-accrual loans is recorded when received. Restructured loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties which rendered them unable to service their loans under the original contractual terms. Such loans are performing in accordance with their restructured terms. The balances of non-accrual and restructured loans and their impact in interest income are as follows:

                                                                  Year Ended March 31,
                                                                  --------------------
                                                       1997               1996               1995
                                                       ----               ----               ----
                                                                     (In Thousands)

Non-accrual loans                                 $        2,872     $       2,034       $        1,532
Restructured loans                                           413                -                 1,468
                                                  --------------     -------------       --------------
                                                  $        3,285     $       2,034       $        3,000
                                                  ==============     =============       ==============


                                                                                 Year Ended March 31,
                                                                                 --------------------
                                                                      1997               1996               1995
                                                                      ----               ----               ----
                                                                     (In Thousands)
Interest income which would have been recorded had loans
 performed in accordance with original contracts                 $         393      $         138       $         298
Interest income received                                                   147                 26                  77
                                                                 -------------      -------------       -------------
Interest income lost                                             $         246      $         112       $         221
                                                                 =============      =============       =============


         The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:

                                                    Year Ended March 31,
                                                    --------------------
                                                   1997                1996
                                                   ----                ----
                                                        (In Thousands)
Balance-beginning                             $     428,429       $     451,567
Loans originated                                    235,200                  --
Repayments                                          (14,022)            (23,138)
                                              --------------      -------------
Balance-ending                                $     649,607       $     428,429
                                              =============       =============


NOTE 7.  LOANS SERVICING

         The mortgage loan portfolios serviced for the FHLMC and FNMA are not included in the accompanying financial statements. The unpaid principal balances of these loans aggregated $3,881,000, $4,317,000 and $3,911,000 at March 31,1997,1996 and 1995, respectively.

         Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $80,000, $89,000, and $136,000 at March 31,1997, 1996 and 1995, respectively.

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.  PREMISES AND EQUIPMENT, NET

                                                               March 31,
                                                               ---------
                                                          1997           1996
                                                          ----           ----

Land                                                  $   450,952   $   450,952
Buildings and improvements                              8,362,760     8,222,217
Leasehold improvements                                    379,331       712,884
Furnishings and equipment                               3,589,757     2,253,985
Construction in process                                   127,848            --
                                                      -----------   -----------

                                                       12,910,648    11,640,038

Less accumulated depreciation and amortization          1,567,970     1,683,057
                                                      -----------   -----------

                                                      $11,342,678   $ 9,956,981
                                                      ===========   ===========

Depreciation and amortization charged to operation for the years ended March 31, 1997, 1996 and 1995 were $664,000, $302,000 and $223,000, respectively.


NOTE 9.  ACCRUED INTEREST RECEIVABLE, NET

                                                               March 31,
                                                               ---------
                                                          1997           1996
                                                          ----           ----

Loans                                                 $ 1,783,330   $ 1,076,014
Mortgage-backed securities                              1,079,768     1,258,479
Investments and other interest-bearing assets             306,260        57,775
                                                      -----------   -----------
                                                        3,169,358     2,892,268
Less allowance for uncollected interest                  (190,993)     (204,069)
                                                      -----------   -----------
                                                      $ 2,978,365)  $ 2,688,199
                                                      ===========   ===========


NOTE 10. EXCESS OF COST OVER ASSETS ACQUIRED, NET

                                                               March 31,
                                                               ---------
                                                          1997          1996
                                                          ----          ----

Core deposit premium                                  $ 1,403,835   $ 1,609,284
Acquisition costs                                          52,165        59,798
                                                      -----------   -----------
                                                      $ 1,456,000   $ 1,669,082
                                                      ===========   ===========

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11. DEPOSITS

                                                                            March 31,
                                      --------------------------------------------------------------------------------------------
                                                         1997                                               1996
                                      -------------------------------------------      -------------------------------------------
                                      Weighted                                        Weighted
                                       Average                                         Average
                                        Rate          Amount              Percent        Rate         Amount                Percent
                                        ----          ------              -------        ----         ------                -------
DEMAND:
  Interest-bearing                      1.89%     $ 18,578,712              6.97%        1.86%     $ 16,970,517              6.61%
  Non-interest-bearing                  0.00%        7,676,924              2.88%        0.00%        6,015,986              2.33%
                                        ----      ------------            ------         ----      ------------            ------

                                        1.34%       26,255,636              9.85%        1.37%       22,986,503              8.94%
                                        ----      ------------            ------         ----      ------------            ------

Savings and club                        2.50%      142,953,248             53.65%        2.50%      141,847,681             55.20%
Money Management                        3.15%       21,078,077              7.91%        3.17%       19,443,771              7.57%
Certificate of deposit                  5.18%       76,184,526             28.59%        5.27%       72,673,928             28.29%
                                        ----      ------------            ------         ----      ------------            ------

                                        3.41%      240,215,851             90.15%        3.42%      233,965,380             91.06%
                                        ----      ------------            ------         ----      ------------            ------


                                        3.28%     $266,471,487            100.00%        3.24%     $256,951,883            100.00%
                                        ====      ============            ======         ====      ============            ======


The scheduled maturities of certificates of deposits are as follows:
                                                                March 31,
                                                                ---------
                                                         1997           1996
                                                         ----           ----
                                                             (In Thousands)

One year or less                                      $    36,028   $    30,961
After one year to three years                              25,639        29,680
After three years to five years                            14,447        11,962
After five years                                               71            70
                                                      -----------   -----------

                                                      $    76,185   $    72,673
                                                      ===========   ===========

         The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $9,430,000 and $9,163,000 at March 31,1997 and 1996, respectively.

         Interest expense on deposit consists of the following:

                                                                             Year Ended March 31,
                                                                             --------------------
                                                                   1997              1996                1995
                                                                   ----              ----                ----

Demand                                                       $      332,393     $     330,562       $     226,102
Savings and clubs                                                 3,542,024         3,507,068           3,591,611
Money Management                                                    657,529           599,280             540,545
Certificates of deposit                                           3,844,009         3,965,252           3,130,616
                                                             --------------     -------------       -------------
                                                                  8,375,955         8,402,162           7,488,874
Penalty for early withdrawals of certificate of deposit             (20,787)          (11,961)            (16,062)
                                                             ---------------    -------------       -------------
                                                             $    8,355,168     $   8,390,201       $   7,472,812
                                                             ==============     =============       =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                  Interest                       March 31,
          Lender                        Maturity                    Rate                   1997               1996
-----------------------             ----------------               ------              -----------        ------------
Federal Home Loan Bank              April 11,1996                   5.70%                                   7,000,000
Securities broker-dealer            May 17,1996                     5.75%                                   6,000,000
Federal Home Loan Bank              June 13,1996                    5.65%                                   7,000,000
Federal Home Loan Bank              July 1,1996                     5.28%                                   3,000,000
Federal Home Loan Bank              July 31,1996                    5.15%                                   5,000,000
Securities broker-dealer            August 16,1996                  5.69%                                   6,000,000
Securities broker-dealer            September 9,1996                5.64%                                   7,000,000
Securities broker-dealer            November 27,1996                5.64%                                   6,000,000
Federal Home Loan Bank              April 30,1997                   5.69%                8,000,000                   -
Federal Home Loan Bank              May 30, 1997                    5.73%                7,000,000                   -
Federal Home Loan Bank              June 30, 1997                   5.76%                8,000,000                   -
Federal Home Loan Bank              July 11, 1997                   5.56%                6,000,000                   -
Federal Home Loan Bank              July 29, 1997                   5.81%                4,000,000                   -
Securities broker-dealer            August 15, 1997                 5.82%                4,000,000                   -
Federal Home Loan Bank              September 10, 1997              5.51%                6,000,000                   -
Federal Home Loan Bank              September 16, 1997              5.56%                5,000,000                   -
Federal Home Loan Bank              October 14, 1997                5.79%                5,000,000                   -
Federal Home Loan Bank              November 3, 1997                5.59%                4,000,000                   -
Securities broker-dealer            November 26, 1997               5.58%                5,835,000                   -
Federal Home Loan Bank              December 3, 1997                5.56%                6,500,000                   -
Federal Home Loan Bank              December 22, 1997               5.77%                5,000,000                   -
                                                                                     -------------       -------------

                                                                                     $  74,335,000       $  47,000,000
                                                                                     =============       =============

     Information concerning borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:

                                                                             For The Year Ended March 31,
                                                                             ----------------------------
                                                                               1997                1996
                                                                               ----                ----
                                                                                (Dollars In Thousands)

Average balance during the year                                          $       26,650      $      25,654
Average interest rate during the year                                              5.73%              5.60%
Maximum month-end balance during the year                                        74,335             47,000
Mortgage-backed securities underlying the agreements at year end:
Carrying value                                                           $        4,898      $      53,544
Estimated fair value                                                              4,757             53,384

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

                                                    March 31,
                      --------------------------------------------------------------------
                                    1997                                 1996
   Maturing           --------------------------------     -------------------------------
  Year Ended            Weighted                             Weighted
   March 31,          Average Rate          Amount         Average Rate          Amount
   ---------          ------------          ------         ------------          ------


     1997               --              $          --         5.36%          $  11,000,000
     1998                9.69%             45,000,000         8.10%             14,000,000
     2004                3.58%                400,000         3.58%                400,000
                                        -------------                        -------------
                                        $  45,400,000         6.84%          $  25,400,000
                                        =============                        =============

         At March 31, 1997 and 1996, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $5,535,000 respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

NOTE 14. INCOME TAXES

         The Bank qualifies as a thrift institution under the provisions of the Code and is therefore permitted to deduct from taxable income an allowance for bad debts based on the greater of: (1) actual loan losses (the "experience method"); or (2) eight percent of taxable income before such bad debt deduction less certain adjustments (the "percentage of taxable income method"). For the tax years ended December 31,1996 and 1995, the deduction for bad debts was computed using the experience method. For the year ended March 31, 1997, the deductions for bad debt was computed using the percentage method.

         Retained earnings at March 31, 1997, includes approximately $4,183,000 of such bad debts, for which federal income taxes have not been provided. If such amount is used for purpose other than bad debts losses, including distributions in liquidation, it will be subject to federal income tax at the current rate.

         The components of income taxes are summarized as follows:

                                            Year Ended March 31,
                                            --------------------
                                 1997               1996               1995
                                 ----               ----               ----
Current                    $   (1,348,259)    $     785,816       $     750,166
Deferred                           73,181          (179,942)            (75,869)
                           --------------     -------------       -------------
                           $   (1,275,078)    $     605,874       $     674,297
                           ===============    =============       =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         The following table presents a reconciliation between the reported income taxes and the federal income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                                       Year Ended March 31,
                                                                       --------------------
                                              1997                     1996                      1995
                                             Amount      Percent      Amount       Percent      Amount        Percent
                                             ------      -------      ------       -------      ------        -------
Income taxes...........................  $(1,025,014)    (34.00)    $ 462,046       34.00     $ 516,579        34.00
Increases (reductions) in income taxes
  resulting from:
  Statutory bad debts deduction........           --         --       (36,000)      (2.65)           --           --
  Accretion of purchase accounting
    discount...........................           --         --            --          --       (29,277)       (1.93)
  Amortization of intangibles..........      (43,324)     (1.44)      (37,600)      (2.77)
  Dividend exclusion...................     (373,400)    (12.39)     (190,845)      14.04
  State and city income taxes, net of
    federal income tax effect..........     (166,660)     (5.53)      190,845       14.04       156,032        10.27
  Other items, net.....................                                26,583        1.96        30,963         2.04
                                         -----------      -----     ---------       -----     ---------        -----
Effective income taxes.................  $(1,275,078)     72.30     $ 605,874       44.58     $ 674,297        44.38
                                         ===========      =====     =========       =====     =========        =====


         At March 31, 1997, refundable income taxes payable of $1,678,711 are included in other assets. At March 31, 1996, income taxes payable of $379,076 are included in other liabilities. The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                                                   March 31,
                                                                                                   ---------
                                                                                         1997                 1996
                                                                                         ----                 ----
DEFERRED TAX ASSETS
Reserve for uncollected interest                                                    $      89,767       $      95,912
Loan and real estate owned losses in excess of bad debts deduction                        (46,808)            300,627
Deferred loan fees                                                                        354,388             105,496
Accrued pension                                                                           229,535              55,643
Write down of common stock                                                                 19,829              19,829
Reserve for losses on other assets                                                        149,985             119,269
Unrealized loss on securities available for sale                                          392,547           1,104,237
Other                                                                                      64,579                  -
                                                                                    -------------       -------------
                                                                                        1,253,822           1,801,013
                                                                                    -------------       -------------
Deferred tax liabilities
Gain on involuntary conversion                                                            282,685             282,685
Savings premium                                                                           521,721             554,820
Depreciation                                                                              294,974              24,204
                                                                                    -------------       -------------

Sub total                                                                               1,099,380             861,709
                                                                                    -------------       -------------
Net deferred tax assets (liabilities) included in other
assets or (liabilities)                                                             $     154,442       $     939,304
                                                                                    =============       =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15. REGULATORY CAPITAL

         The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The FERREA, among other things, increase the FDICIA imposes increased requirements on the operations of financial institutions that fall below certain capital standards. As required by the FERREA, the OTS promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.50% and 3.00%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.00% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.00%, the FDICIA stipulates that an institution with less than 4.00% core capital is deemed undercapitalized. At March 31,1997 and 1996, the Bank exceeded all the current capital requirements.

         The following table sets out the Bank's various regulatory capital categorized at March 31, 1997.

                                                               1997
                                                               ----
                                                    Dollars          Percentage
                                                    -------          ----------
                                                             (thousands)
Tangible capital                                  $    29,089           6.95%
Tangible equity                                   $    30,050           7.18%
Core/leverage capital                             $    29,141           6.96%
Tier 1 risk-based capital                         $    30,527           6.97%
Total risk-based capital                          $    30,527          17.94%

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

         The following table reconciles the Bank's stockholders' equity at March 31, 1997, under generally accepted accounting principles to regulatory capital requirements:

                                                                    Regulatory Capital Requirements
                                                                    -------------------------------
                                                        Gaap         Tangible          Tier/core       Risk-based
                                                       Capital        Capital           Capital          Capital
                                                       -------        -------           -------          -------
                                                                                (In thousands)
Stockholders' Equity at March 31,1997                $  30,050       $ 30,050          $  30,050        $ 30,050
                                                     =========
Add:
Unrealized loss on securities available for
sale, net                                                                 443                443             443
General valuation allowances                                               --                 --           1,426
Qualifying intangible assets                                               --                 52              52
Deduct:
Goodwill                                                               (1,404)            (1,404)         (1,404)
Excess of net deferred tax assets                                          --                 --              --
Asset required to be deducted                                              --                 --             (40)
                                                                                       ---------        --------
Regulatory capital                                                     29,089             29,141          30,527
Minimum capital requirement                                             6,277             12,555          15,260
                                                                     --------          ---------        --------
Regulatory capital excess                                            $ 22,812          $  16,586        $ 15,267
                                                                     ========          =========        ========


NOTE 16. BENEFIT PLANS

PENSION PLAN

         Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan's funded status:

                                                                               March 31,
                                                                               ---------
                                                                        1997                1996
                                                                        ----                ----

Actuarial present value of benefit obligation including
vested benefits of $ 2,054,535 and $1,690,000, respectively        $   2,097,345       $   1,776,395
                                                                   =============       =============
Projected benefit obligation                                       $   2,425,891       $   2,101,224
                                                                   -------------       -------------
Plan assets at fair value                                              2,900,146           2,510,985
Plan assets in excess of projected benefit obligation                    474,255             409,761
Unrecognized net obligation being amortized over  19.75  years           366,279             393,075
Unrecognized prior service cost                                           20,812              22,375
Unrecognized net (gain)                                               (1,008,762)           (926,811)

(Accrued) pension cost included in other liabilities               $     147,416       $    (101,600)
                                                                   =============       =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Net periodic pension cost included the following components:

                                                         Year Ended March 31,
                                                         --------------------
                                               1997              1996                1995
                                               ----              ----                ----

Service cost                             $      115,541     $      95,323       $     122,675
Interest cost                                   158,379           137,100             137,813
Return on plan assets                          (318,555)         (174,058)           (182,798)
Net deferral and amortization                   157,672           (94,665)             (1,803)
                                         --------------     -------------       -------------
Net periodic pension cost                $       55,057     $     (36,300)      $      75,887
                                         ==============     =============       =============


Significant actuarial assumptions used in determining plan benefits are:

                                                                         Year Ended March 31,
                                                                         --------------------
                                                              1997               1996               1995
                                                              ----               ----               ----

Annual salary increase                                        5.50%             5.00%               6.00%
Long-term return on assets                                    8.00%             8.00%               8.00%
Discount rate used in measurement of benefit obligations      7.50%             7.00%               8.25%

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

                                                                                         1997                1996
                                                                                    ------------        -------------

Actuarial present value of benefit obligation including vested benefits of
$303,910 and $318,829 at March 31, 1997 and 1996 respectively                       $    360,564        $     348,896
                                                                                    ============        =============
Projected benefit obligation                                                        $    401,463        $     378,355
Plan assets at fair value                                                                    --                   --
                                                                                    ------------        -------------
Projected benefit obligation in excess of plan assets                                    401,463              378,355
Unrecognized past service cost                                                          (221,093)            (331,779)
Additional minimum liability                                                             180,194              302,320
                                                                                    ------------        -------------
Accrued liability included in other liabilities                                     $    360,564        $     348,896
                                                                                    ============        =============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

     Net periodic pension cost for the years ended March 31,1997, 1996 and 1995 included the following:


                                      1997                     1996                   1995
                                 ------------              ------------           ------------

Service cost                     $     24,330                    18,267                  2,424
Interest cost                          31,395                    28,417                  7,077
Net deferral and amortization          55,324                    55,236                 13,809
                                 ------------                                     ------------
Net pension cost                 $    111,049              $    101,920           $     23,310
                                 ============              ============           ============

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

         The ESOP shares at March 31,1997 and 1996 are as follows:

                                                         1997             1996
                                                     ----------       ----------

Allocated shares                                         28,389               --
                                                     ----------       ----------
Shares committed to be released                          21,847           28,389
Unreleased shares                                       131,896          153,743
                                                     ----------       ----------
Total ESOP shares                                       182,132          182,132
                                                     ==========       ==========

Fair value of unreleased shares                      $1,269,499       $1,345,251
                                                     ==========       ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

         The Bank has outstanding various loan commitments as follows:

                                                           March 31,
                                                           ---------
                                                    1997                1996
                                                    ----                ----
Commitments To Originate Loans
  Mortgage                                     $  13,443,419       $   4,905,316
                                               =============       =============

Commitments To Purchase Loans
  Mortgage                                     $  32,544,057       $           -
                                               =============       =============



Commitments To Sell Loans
  Mortgage                                     $           -       $   1,948,000
  Consumer loans                                           -                  -
                                               -------------       ------------
      Total                                    $           -       $   1,948,000
                                               =============       =============


         At March 31,1997, of the $13,443,419 in outstanding commitments to originate mortgage loans, $2,460,000 are at fixed rates within a range of 7.625% to 8.50%, $9,114,000 are for balloon loans with 5 years maturity, whose rates range between 8.00% to 11.75% and $1,870,000 commercial are adjustable rate with initial rates ranging from 50% to 8.75%.

         At March 31, 1997, all of the $32,544,057 in outstanding commitments to purchase mortgage loans are at adjustable rates within a range 6.750 - 8.125%, ranging from 1-7 years.

         At March 31, 1997, $49,000,000 in Securities carried as "Available for Sale" where sold for settlement on April 1, 1997.

         At March 31, 1997, $17,000,000 in Borrowings on April 1, 1997, where scheduled for repayment from the Proceeds of Securities sold.

         At March 31,1997, undisbursed from approved commercial lines of credit totaled $3,258,000. All such lines are secured, including $2,600,000 in warehouse lines of credit secured by the underlying warehoused mortgages, expired within one year, and carry interest rates that float at from 1.50% to 2.00% above the prime rate.

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

         Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $ 285,000, $302,000 and $269,000 for the years ended March 31, 1997, 1996, and 1995, respectively. As of March 31, 1997, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2011 are as follows:


         Year Ended March 31                  Minimum Rental
         -------------------                  --------------
                                              (In Thousands)
                1998                            $     263
                1999                                  266
                2000                                  293
                2001                                  296
                2002                                  296
        Thereafter                                  1,330
                                                ---------
                                                $   2,744
                                                =========

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

COMMITMENTS

         The fair value of commitments to originate loans is equal to amount of commitment.

         The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 1997 and 1996 are as follows:

                                                                                 AT MARCH 31,
                                                      -----------------------------------------------------------------
                                                                 1997                                1996
                                                      -----------------------------       -----------------------------
                                                        Carrying         Estimated         Carrying          Estimated
                                                         Amount         Fair Value          Amount           Fair Value
                                                         ------         ----------          ------           ----------
                                                                               (In Thousands)
Financial Assets:
Cash and cash equivalents                            $     4,231       $     4,231       $   10,026        $   10,026
Securities available for sale                             84,708            83,863          116,678           114,328
Investment securities                                      1,675             1,673            8,937             8,814
Mortgage-backed securities                               110,853           107,841          131,105           129,813
Loans receivable                                         197,918           199,073           82,608            83,983
Accrued interest receivable                                2,978             2,978            2,688             2,688

Financial Liabilities:
Deposits.                                            $   266,471       $   265,566       $  256,952        $  249,386
Securities sold under agreements to repurchase            74,335            74,333           47,000            47,101
Advances from Federal Home Loan
Bank of New York                                          45,400            45,325           25,400            25,452
Other borrowed money                                       1,366             1,366            1,548             1,548

Commitments:
To originate loans                                   $    13,443       $    13,443       $    4,905        $    4,905
To sell loans                                                  -                 -            1,948             1,948
To fund line of credit                                     5,970             5,970            5,200             5,200

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           Year Ended March 31, 1997
                                                     -------------------------------------------------------------------
                                                         First            Second             Third           Fourth
                                                          Qtr.             Qtr.               Qtr             Qtr.
                                                     -----------       -----------       -----------       -----------
                                                                                (In Thousands)

Interest income                                      $     5,811       $     5,609       $    5,770        $    5,657
Interest expense                                           3,132             3,133            3,135             3,083
                                                     -----------       -----------       ----------        ----------
Net interest income.                                       2,679             2,476            2,635             2,574
Provision for loan losses                                     52                33               51             1,554
Non-interest income loss                                     328               282              238              (735)
Non-interest expense..                                     2,464             4,158            2,559            (2,622)
Income taxes (benefits)                                      228              (649)             111              (966)
                                                     -----------       -----------       ----------        ----------
Net income (loss)                                    $       263       $      (784)      $      152        $   (1,371)
                                                     ===========       ===========       ==========        ==========
Net income (loss) per common shares                         0.12             (0.36)      $     0.07        $    (0.63)
                                                     ===========      ============       ==========        ==========


                                                                           Year Ended March 31, 1996
                                                     -------------------------------------------------------------------
                                                         First            Second             Third           Fourth
                                                          Qtr.             Qtr.               Qtr             Qtr.
                                                     -----------       -----------       -----------       -----------
                                                                                (In Thousands)
Interest income                                      $     5,914       $     5,936       $    5,883        $    5,796
Interest expense                                           3,457             3,554            3,347             3,236
                                                     -----------       -----------       ----------        ----------
Net interest income                                        2,457             2,382            2,536             2,560
Provision for loan losses                                    (19)                5               75                70
Non-interest income (loss)                                   131               153              143               181
Non-interest expense                                       2,144             2,401            2,194             2,313
Income taxes                                                 197                53              270                86
                                                     -----------       -----------       ----------        ----------
Net income                                           $       266       $        76       $      140        $      271
                                                     ===========       ===========       ==========        ==========
Net income per common shares                         $      0.12       $      0.36       $     0.07        $     0.12
                                                     ===========       ===========       ==========        ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CARVER BANCORP, INC.
                                         (Registrant)


Date: July 18, 1997                By:   /s/ Thomas L. Clark, Jr.
                                         ------------------------

                                         Thomas L. Clark, Jr.
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)