Form 10-Q
period 1997-06-30
CARVER BANCORP INC
filed 1997-08-14
CIK 1016178

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487


                              CARVER BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-3904174
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


75 West 125th Street, New York, New York                         10027
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


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

           Class                             Outstanding at August 13, 1997
           -----                             ------------------------------
  Common Stock, par value $.01                         2,314,275

                                   CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition as of
                 June 30, and March 31, 1997 (unaudited) ...............    3
               Consolidated Statements of Income for the Three
                 Months Ended June 30, 1997 and 1996 (unaudited)........    4
               Consolidated Statements of Cash Flows for the Three
                 Months Ended June 30, 1997 and 1996 (unaudited)........    5
               Notes to Consolidated Financial Statements (unaudited)...    6

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    7

      Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk...................................    8

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings.......................................   10

      Item 2.   Changes in Securities....................................  11

      Item 3.   Defaults upon Senior Securities.........................   11

      Item 4.   Submission of Matters to a Vote of Security Holders.....   11

      Item 5.   Other Information.......................................   11

      Item 6.   Exhibits and Reports on Form 8-K........................   11

SIGNATURES

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   As of           As of
                                                                  June 30,        March 31,
ASSETS                                                              1997            1997
                                                               -------------   -------------
Cash and amounts due from depository institutions ...........  $   3,602,803   $   4,230,757
Federal funds sold ..........................................      3,100,000               0
                                                               -------------   -------------

    Total cash and cash equivalents .........................      6,702,803       4,230,757

Securities available for sale ...............................     38,951,618      83,892,617
Investment securities held to maturity, net
  (estimated fair values of $1,672,000 and $1,673,000 at
   June 30, 1997 and March 31, 1997) ........................      1,610,854       1,675,181
Mortgage-backed securities held to maturity, net
  (estimated fair values of  $104,453,000 and $107,719,000 at
   June 30, 1997 and March 31, 1997) ........................    106,424,957     110,852,668
Loans receivable, net .......................................    234,753,580     197,917,673
Real estate owned, net ......................................         82,198          82,198
Property and equipment, net .................................     11,536,643      11,342,678
Federal Home Loan Bank of New York stock, at cost ...........      4,960,000       5,535,000
Accrued interest receivable, net ............................      3,004,176       2,978,365
Excess of cost over net assets acquired, net ................      1,402,731       1,456,000
Other assets ................................................      4,347,390       3,650,366
                                                               -------------   -------------
    Total assets ............................................  $ 413,776,950   $ 423,613,503
                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ..................................................  $ 269,540,947   $ 266,471,487
  Securities sold under agreement to repurchase .............     82,335,000      74,335,000
  Advances from Federal Home Loan Bank of New York ..........     24,400,000      45,400,000
  Other borrowed money ......................................      1,320,457       1,365,990
  Advance payments by borrowers for taxes and insurance .....        670,502         670,502
  Other liabilities .........................................        967,881       1,386,802
                                                               -------------   -------------
     Total liabilities ......................................    379,234,787     389,629,781
                                                               -------------   -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value per share;
    1,000,000 shares authorized; none issued ................             --              --
  Common stock, $0.01 par value per share; 5,000,000 shares
    authorized; 2,314,275 shares issued and outstanding .....         23,134          23,144
  Additional paid-in capital ................................     21,412,370      21,410,167
  Retained earnings-substantially restricted ................     14,669,185      14,359,060
  Common stock acquired by Employee Stock Ownership Plan ....     (1,320,457)     (1,365,990)
  Unrealized (loss) net, on securities available for sale, ..       (242,069)       (442,659)
                                                               -------------   -------------
    Total stockholders' equity ..............................     34,542,163      33,983,722
                                                               -------------   -------------
          Total liabilities and stockholders' equity ........  $ 413,776,950   $ 423,613,503
                                                               =============   =============

                 See Notes to Consolidated Financial Statements.

                              CARVER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                          1997           1996
                                                       ----------     ----------
Interest income:
  Loans receivable ...............................     $4,369,777     $1,716,869
  Mortgage-backed securities .....................      2,225,628      2,738,163
  Debt and equity securities .....................         66,877      1,169,619
  Other interest-earning assets ..................        134,592        186,758
                                                       ----------     ----------
     Total interest income .......................      6,796,874      5,811,409

Interest expense:
  Deposits .......................................      2,122,659      2,073,300
  Advances and other borrowed money ..............      1,697,577      1,058,926
                                                       ----------     ----------
     Total interest expense ......................      3,820,236      3,132,226
                                                       ----------     ----------

Net interest income ..............................      2,976,638      2,679,183
(Recovery of) provision for loan losses ..........        167,356         51,862
                                                       ----------     ----------
Net interest income after (recovery of)
  provision for loan losses ......................      2,809,282      2,627,321
                                                       ----------     ----------

Non-interest income:
  Loan fees and service charges ..................         37,216         38,419
  Other ..........................................        279,145        289,648
                                                       ----------     ----------
      Total non-interest income ..................        316,361        328,067
                                                       ----------     ----------
Non-interest expenses:
  Salaries and employee benefits .................      1,107,995        967,609
  Net occupancy expenses .........................        252,439        309,388
  Equipment ......................................        239,150        252,797
  Loss on foreclosed real estate .................          4,163          6,050
  Advertising ....................................         59,375         45,172
  Federal deposit insurance premium ..............              0        144,649
  Amortization of intangibles ....................         53,268         53,268
  Legal expenses .................................         55,000         55,000
  Bank charges ...................................        126,593         77,130
  Security service ...............................         54,576         73,862
  Other ..........................................        608,800        478,843
                                                       ----------     ----------
      Total non-interest expenses ................      2,561,359      2,463,768
                                                       ----------     ----------

Income before income taxes .......................        564,284        491,620
Income taxes .....................................        254,159        228,136
                                                       ----------     ----------

Net income .......................................     $  310,125     $  263,484
                                                       ==========     ==========
Net income per common share ......................     $     0.14     $     0.12
                                                       ==========     ==========
Weighted average number of common shares
  outstanding ....................................     $2,180,812     $2,162,598
                                                       ==========     ==========

                 See Notes to Consolidated Financial Statements.

                              CARVER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               June 30,
                                                                         1997            1996
                                                                     ------------   ------------
Cash flows from operating activities:
Net income ........................................................  $    310,125   $    263,484
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment .........       117,482        151,351
  Amortization of intangibles .....................................        53,268         53,268
  Other amortization and accretion, net ...........................       211,844        130,211
  Provision for (recovery of) loan losses .........................       167,356         51,862
  Deferred income taxes ...........................................      (315,044)       (96,678)
  Allocation of ESOP ..............................................        47,438         36,812
Changes in:
 (Increase) Decrease in accrued interest receivable, net ..........       (25,811)        74,878
  Refundable income taxes .........................................             0       (106,930)
 (Increase) Decrease in other assets ..............................      (697,024)       122,748
 (Increase) Decrease in other liabilities .........................      (418,921)       466,599
                                                                     ------------   ------------
    Net cash provided by operating activities .....................      (549,287)     1,151,605
                                                                     ------------   ------------

Cash flows from investing activities:
  Purchase of securities available for sale .......................    (5,000,000)    (8,500,000)
  Principal repayments on securities available for sale ...........     1,234,966      1,736,689
  Proceeds from sale of securities available for sale .............    49,008,308     (3,649,399)
  Gain on sale of securities available for sale ...................             0         56,635
  Purchase of investment securities held to maturity ..............             0        (50,000)
  Proceeds from maturities and calls of investment
    securities held to maturity ...................................        64,327        174,100
  Principal repayment on mortgage-backed securities
    held to maturity ..............................................     4,345,148      5,861,794
  Purchase of mortgage loans ......................................   (32,544,057)             0)
Net change in loans receivable ....................................    (4,374,683)    (1,701,846)
  Proceeds from sale of real estate owned .........................             0        164,500
  Loss on  sale of real estate owned ..............................             0         31,236
  Additions to premises and equipment .............................      (311,603)      (633,722)
                                                                     ------------   ------------
     Net cash (used in) provided by investing activities ..........    12,422,406        788,785
                                                                     ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits .............................     3,069,460      4,542,586
  Advances from Federal Home Loan Bank of New York ................    22,000,000     10,000,000
  Repayment of advances from Federal Home Loan Bank
     of New York ..................................................   (43,000,000)   (20,000,000)
Increase (Decrease) in short term borrowing .......................     8,000,000              0
Repayment of other borrowed money .................................       (45,533)       (45,533)
(Purchase) Redemption of Federal Home Loan Bank of New York, Stock        575,000              0
 Net increase (decrease) in advance payments by borrowers
    for taxes and insurance .......................................            --              0
                                                                     ------------   ------------
   Net cash provided by (used in) financing activities ............    (9,401,073)    (5,502,947)
                                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents ..............     2,472,046     (3,562,557)
Cash and cash equivalents -- beginning ............................     4,230,757     10,025,950
                                                                     ------------   ------------
Cash and cash equivalents -- ending ...............................  $  6,702,803   $  6,463,393
                                                                     ============   ============

Supplemental disclosure of non-cash activities: Unrealized loss on securities available for sale:
    Unrealized loss ...............................................       456,734   $    348,808
    Deferred income taxes .........................................      (214,665)      (158,428)
                                                                     ------------   ------------
                                                                     $    242,069   $    190,380
                                                                     ============   ============
  Loans receivable transferred to real estate owned ...............  $         --   $          0
                                                                     ============   ============

Supplemental disclosure of cash flow information: Cash paid for:
    Interest ......................................................  $  3,717,198   $  3,098,514
                                                                     ============   ============
 Federal, state and city income taxes .............................  $         --   $          0
                                                                     ============   ============

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   REORGANIZATION IN TO A HOLDING COMPANY

            On October 17, 1996, Carver Federal Savings Bank (the "Bank") completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of Carver Bancorp. Inc., (the "Company" or "Bancorp") a Delaware corporation. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of Carver Federal Savings Bank's outstanding common stock was exchanged for one share of Bancorp common stock. At this time, Bancorp conducts business as a unitary savings and loan holding Company and the principal business of Bancorp consists of the operation of the Bank. The Company's common stock is listed on the American Stock Exchange under the symbol CNY (Carver New York).

(2)   BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc., have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three month period ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Carver Federal Savings Bank and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)   EARNINGS PER SHARE CALCULATION

            Net income per share for the three months ended June 30, 1996 and 1997 are calculated based on weighted average number of shares outstanding during the period.

(4)   RECENT ACCOUNTING PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board (" FASB") issued SFAS No. 128, "Earnings per Share," which provides for the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 simplifies the computation of earnings per share for common stock and potential common stock. The adoption of SFAS Nos.128 is not expected to have a material effect on Carver Bancorp's future financial condition, results of operations or reported results of operations

            In June 1997, the FASB released SFAS No. 130 "Reporting Comprehensive Income." This SFAS requires disclosure of all changes in equity during a period except those resulting from investment by owners distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information." This SFAS requires the disclosures regarding reportable segments of an enterprise. Information required to be disclosed includes among other factors used to identify segments, selected financial data; profit and loss, revenues and other operating and non-operating expenses. Its effective date is for fiscal years ending after December 15, 1997. The adoption of SFAS No. 130 and 131 is not expected to have a material effect on Bancorp's future financial condition, results of operation or reported results of operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Explanatory Note

         This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause the actual results to differ materially from these estimates. These factors include, without limitation, changes in general, economic and market, legislative and regulatory conditions and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

Financial Condition

         Total assets at June 30, 1997 decreased approximately $9.8 million, or 2.26%, to $413.8 million from $423.6 million at March 31, 1997. The decrease was primarily attributable to the decrease in the Company's portfolio of mortgage-backed securities held to maturity and securities available for sale, offset in part by an increase in federal funds sold and an increase in loans receivable. These changes are consistent with a strategic balance sheet restructuring which shifted assets out of investment securities and into mortgage loans which the Company completed at the beginning of the quarter.

         The Company's portfolio of mortgage-backed securities held to maturity decreased by $4.4 million, or 3.99%, to $106.4 million at June 30, 1997 from $110.9 million at March 31, 1997, reflecting the receipt of principal repayments on such securities. Total cash and equivalents increased by $2.4 million or 58.4% to $6.7 million at June 30, 1997 from $4.2 million at March 31, 1997. Securities available for sale decreased $44.9 million or 53.57% to $39.0 million at June 30, 1997 from $83.9 million at March 31, 1997, due to the sale of $49.0 million of mutual funds and principal repayments which were partially offset by the purchase of $5.0 million of a mutual fund classified as available for sale which is expected to provide certain tax benefits to the Company and a decrease in unrealized loss of $200,000. The Company used these repayments of mortgage backed securities, proceeds of sale of mutual funds and increased deposits to purchase $32.0 million of mortgage loans, originate loans and repay advances from the Federal Home Loan Bank. The Company's loans receivable increased $36.8 million or 18.61% to $234.8 million at June 30, 1997 as compared to $198.0 million at March 31, 1997. The increase was due to the purchase of $32.0 million of one-to-four family adjustable rate mortgage loans at the beginning of the quarter and increases in loan originations of multi-family loans of which partly offset by principal repayments.

         The Company's total liabilities decreased by $10.4 million, or 2.67%, from $389.6 million at March 31, 1997 to $379.2 million at June 30, 1997, as the result of decreased advances from the Federal Home Loan Bank which was partially offset by an increase in borrowings under repurchase agreements of $8.0 million and an increase in deposits. Deposits increased $3.0 million, or 1.15%, to $269.5 million at June 30, 1997 from $266.5 million at March 31, 1997.

         Stockholders' equity increased by $ 558,000, or 1.64%, to $34.5 million at June 30, 1997 from $34.0 million at March 31, 1997 due to an increase in retained earnings, the allocation of shares under the Employee Stock Ownership Plan, and a decrease in the unrealized loss, net, on securities available for sale. Retained earnings of the Company at June 30, 1996 increased $310,000, or 2.16%, to $14.7 million at June 30, 1997 from $14.4 million at March 31, 1997, as a result of earnings during the three months ended June 30, 1997. Under Statement of Financial Accounting Standards ("SFAS") No. 115, unrealized losses on securities available for sale are recorded net of deferred income tax as a reduction to retained earnings. At June 30, 1997, such unrealized losses were approximately $243,000, a decrease of $200,000, or 45.32%, as compared to $442,000 at March 31, 1997. The decrease in unrealized loss is attributable primarily to the reduction of the securities held in the available for sale portfolio by the sale of mutual funds during the last two quarters, and the lower interest rate environment, which increased the value of the Company's portfolio of securities available for sale. In accordance with SFAS No. 115, such losses will not be reflected as a charge to earnings until the underlying securities are sold, and then only to the extent of the amount of loss, if any, actually realized at the time of sale.

         In addition the Board of Directors declared a cash dividend on June 17, 1997 on the Company's common stock of five cents ($.05) per common share. The dividend will be payable on August 4, 1997 to stockholders of record at the close of business July 14, 1997.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

General

         Net income for the three months ended June 30, 1997 increased by approximately $47,000 or 17.87%, to $310,000, as compared to approximately $263,000 for the three months ended June 30, 1996. The increase in net income was due primarily to increased interest income, which was partially offset by increased interest expense, provision for loan losses and non-interest expense.

Net Interest Income

         Net interest income increased $297,000 or 11.10%, to $3.0 million for the three months ended June 30, 1997 as compared to $2.7 million for the three months ended June 30, 1996. The increase in net interest income is attributable to a $985,000, or 16.96%, increase in interest income which was partially offset by a $688,000, or 21.97% increase in interest expense.

         The Company's interest rate spread decreased by 4 basis points to 2.91% for the three months ended June 30, 1997 compared to 2.95% for the three months ended June 30, 1996 and net interest margin decreased by 9 basis point over the same period. The decrease in interest rate spread is attributable to an increase in the average cost of interest bearing liabilities due to an increase in both the average cost and average balance of borrowed money, offset in part by the increase in the average yield on interest earning assets due to the substantial increase in the average balance of loans. The decrease in net interest margin is due to a leveraged increase in average interest earning assets funded at incrementally narrower margins. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.03x for the three months ended June 30, 1997 as compared to 1.05x.

Average Balance, Interest and Average Yields and Rates

         The following table sets forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented.

         The table also presents information for the quarters indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                                             QUARTER ENDED JUNE 30,
                                               ------------------------------------------------------------------------------------
                                                              1997                                        1996
                                               --------------------------------------      ----------------------------------------
                                                                           Annualized                                    Annualized
                                               Average      Quarterly         Average      Average      Quarterly           Average
                                               Balance       Interest      Yield/Cost      Balance       Interest        Yield/Cost
                                               -------       --------      ----------      -------       --------        ----------
                                                                            (Dollars in thousands)
Assets

Loan (1)..................................     $233,565       $4,369         7.48%         $83,087        $1,717            8.26%
Investment Securities (2).................       13,816          141         4.08%          86,750         1,254            5.78%
Mortgage-backed Securities (3)............      141,048        2,225         6.31%         167,840         2,738            6.53%
Federal Funds Sold........................        3,454           60         5.39%           7,874           102            5.18%
                                               --------       ------         ----         --------        ------            ----
Total Interest-earning Assets.............      391,883        6,795         6.93%         343,777         5,811            6.76%
                                                              ------                                      ------
Non Interest Earning Assets...............       22,948                                     20,575
                                               --------                                   --------
Total Assets..............................     $414,831                                   $366,126
                                               ========                                   ========

Interest-bearing Liabilities

Deposits

DDA.......................................       $8,011       $   --         0.00%        $  6,336        $   --            0.00%
NOW.......................................       18,527           87         1.88%          17,517            82            1.87%
Savings and clubs.........................      144,460          900         2.49%         143,050           886            2.48%
Money market accounts.....................       21,500          172         3.19%          20,056           160            3.19%
Certificates of deposits..................       76,310          964         5.05%          72,994           946            5.18%
                                               --------       ------         ----         --------        ------            ----
Total deposits............................      268,808        2,123         3.16%         259,953         2,073            3.19%
Borrowed money............................      109,386        1,698         6.21%          68,936         1,059            6.14%
                                               --------       ------         ----         --------        ------            ----
Total interest-bearing liabilities........      378,194        3,821         4.02%         328,889         3,132            3.81%
                                                              ------                                      ------
Non-interest bearing liabilities..........        2,251                                      2,447
                                               --------                                   --------
Total liabilities.........................      382,445                                    331,336
Stockholders' equity......................       34,386                                     34,790
                                               --------                                   --------
Total liabilities & stockholders' equity..     $414,831                                   $366,126
                                               ========                                   ========
Net interest income.......................                    $2,976                                      $2,679
                                                              ======                                      ======
Interest Rate Spread......................                                   2.91%                                          2.95%
                                                                             ====                                           ====
Net interest margin.......................                                   3.03%                                          3.12%
                                                                             ====                                           ====
Ratio to average interest-
 earning assets to average................
Interest-bearing liabilities..............                                   1.03X                                          1.05X
                                                                             ====                                           ====

----------
(1)   Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $2.1 million atJune 30, 1997.
(3) Includes fair value of mortgage-backed securities available for sale of $32.8 million at June 30, 1997.

Interest Income

     Interest income increased by $985,000 or 16.96% to $6.8 million for the three months ended June 30, 1997 from $5.8 million for the three months ended June 30, 1996. The increase was primarily due to an increase in the average balance of interest earning assets of $48.1 million and a 17 basis point increase in the average yield on interest-earning assets, which is the result of the shift in assets from investment securities to loans.

     Interest income from loans receivable increased by $2.7 million, or 154.52%, to $4.4 million for the three months ended June 30, 1997 as compared to $1.7 million for the same period of 1996. This increase results from an $150.5 million or 181.11% increase in the average balance of loan receivables to $233.6 million at June 30, 1997 from $83.1 million at June 30, 1996, partly offset by a decrease of 78 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances reflects management's strategy of increasing the emphasis on loan originations and the impact of loan purchases made during the fourth quarter of fiscal 1997 and the beginning of the current fiscal year.

     Interest income from mortgage-backed securities decreased $513,000, or 18.72%, to $2.2 million for three months ended June 30, 1997 compared to $2.7 million for the three months ended June 30, 1996. This decrease is primarily attributable to a decrease of $26.8 million or 15.72% in the average balance of mortgage-backed securities to $141.0 million and a 22 basis point decrease in yield on mortgage backed securities during the quarter ended June 30, 1997 as compared to the same period last year. Income from debt and equity securities and other interest-earning assets decreased by $1.2 million, or 85.15%, to $201,000 during the three months ended June 30, 1997 as compared to $1.4 million for the same period last year. The decrease is primarily attributable to a $77.4 million decrease in the average balance of debt and equity securities and other interest-earning assets combined with a decrease of 1.07% in the yield on the average balance of debt and equity securities and other interest-earning assets.

Interest Expense

     Interest expense increased by $687,000 or 21.96% to $3.8 million for the three months ended June 30, 1997 as compared to $3.1 million for the same period in 1996. Interest expense on deposits increased by $49,000 or 2.38% to $2.1 million during the three months ended June 30, 1997 as compared to three months ended June 30, 1996, primarily due to an increase in the average deposit balances of $8.9 million to $268.8 million offset by a decrease of cost of deposits by 3 basis points. Interest on FHLB advances and other borrowings ("borrowings") increased to $638,000 or 60.31% to $1.7 million for the quarter ended June 30, 1997 from $1.1 million, for the same period in 1996. The increase resulted from the an increase in the average balance of borrowings by $40.4 million or 58.68% to $109.4 million and an increase in the average cost of borrowings by 7 basis points to 6.21% for the quarter ended June 30, 1997 as compared to 6.14% for the same period last year. The increase in average borrowings reflects the Company's strategy to fund the growth in the loan portfolio.

Provision for Loan Losses

     During the three months ended June 30, 1997, the provision for loan loss was increased by $115,000 to $167,000 compared to $52,000 for the three months ended June 30, 1996. During the quarter $320,000 was added to specific allowance provision for loan losses and general allowance provisions for loan losses was reduced $153,000. The provision was increased in part to reflect the growth in the loan portfolio during the quarter and in part to maintain the allowance for loan losses at an adequate level consistent with the Company's policies. Carver's allowance for loan losses at June 30, 1997 was $2.4 million compared to $2.2 million at March 31, 1997, resulting in a ratio of allowance for loan losses to non-performing assets of 43.23% at June 30, 1997 as compared to 35.06% at March 31, 1997 and a ratio of allowance for loan losses to total loans of 1.02% and 1.11% respectively.

Non-Interest Income

     Non-interest income decreased by $12,000, or 3.57%, to $316,000 for the three months ended June 30, 1997 as compared to $328,000 for the three months ended June 30, 1996. The decrease was primarily attributable to a reduction 10,000 reduction in fees from bank services.

Non-Interest Expenses

     Non-interest expenses increased by $100,000 or 3.97%,to $2.6 million for the three months ended June 30, 1997, from $2.5 million for the same period last year. The increase principally reflects an increase of $140,000, or 14.51% increase in salaries and employee benefits and the funding of management incentive plans. Non-interest expenses also reflect an increase of $49,000, or 64.13%, in bank charges and an increase of $130,000, or 27.15% in other expenses reflecting increased expenses for: loan originations, service fees, telephone service, and contributions. These increases were partially offset by the prepayment in fiscal 1997 of federal deposit insurance premiums ("FDIC premiums") usually due for the quarter. The Company will resume quarterly payment of FDIC premiums during the second quarter of fiscal 1998 at a reduced rate pursuant to the passage of the SAIF legislation.

Income Tax Expense

     Income tax expense for the three months ended June 30, 1997 was $254,000 compared to $228,000 for the three months ended June 30, 1996. The 17.54% increase corresponds to a $72,000 increase in pre-tax income. The Company's effective tax rates were 45.04% and 46.41% for the three months ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

     The primary investment activity of the Company is the origination and purchase of loans and, to a lesser extent, the purchase of investment and mortgage-backed securities. During the three month period ending June 30, 1997, the Company purchased $32.5 million of mortgage loans, $5.0 million of investment securities, and sold $49 million in investment securities. During the three month period ending June 30, 1996, the Company purchased $8.5 million of investment and mortgage-backed securities, sold $3.6 million in investment securities.


     The Company's most liquid assets are federal funds sold, and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, the Company's cash and cash equivalents totaled $6.7 million compared to $4.2 million at March 31, 1997. The increase in cash and cash equivalents reflects proceeds form the sale of mutual fund shares.

     The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At June 30, 1997, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 1997 and March 31, 1997.

     At June 30, 1997, the Company exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Company's capital compliance at June 30, 1997 and March 31, 1997.

                            At June 30, 1997              At March  31, 1997
                            ----------------             --------------------
                                          % of                           % of
                          Amount         Assets         Amount          Assets
                          ------         ------         ------          ------
                                           (Dollars in thousands)

Tangible Capital........  $ 29,262         7.09%        $    29,089       6.95%
Core Capital............    29,312         7.10              29,141       6.96
Risk Based Capital......    30,545        16.18              30,527      17.94


Quantitative and Qualitative Disclosure About Market Risk

                  Not Applicable

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. At June 30, 1997, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

         The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District Court had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court. Carver believes that the allegations made in this action are without merit and intend to aggressively defend its interest with respect to such matter.

        Item 2.  Changes in Securities

                  None

        Item 3.  Defaults upon Senior Securities

                  None

        Item 4.  Submission of Matters to a Vote of Security Holders

                  None

        Item 5.  Other Information

                  None

        Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibit 11 - Computation of Earnings Per Share Not applicable

                           Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997                    CARVER BANCORP, INC.


                                          /s/ Thomas L. Clark, Jr.
                                          -------------------------------------
                                          Thomas L. Clark, Jr.
                                          President and Chief Executive Officer


Date:  August 14, 1997                    /s/ Biswarup Mukherjee
                                          -------------------------------------
                                          Biswarup Mukherjee
                                          Executive Vice President and
                                          Chief Financial Officer