Form 10-Q
period 1997-09-30
CARVER BANCORP INC
filed 1997-11-14
CIK 1016178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997.

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

                      Class                                                       Outstanding at November 14, 1997
                      -----                                                       --------------------------------
          Common Stock, par value $.01                                                         2,314,275

                                    CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

            Item 1.           Financial Statements

                              Consolidated Statements of Financial Condition as of
                              September 30, and March 31, 1997 (unaudited)........................      3
                              Consolidated Statements of Income for the Six
                              Months Ended September 30, 1997 and 1996 (unaudited)................      4
                              Consolidated Statements of Cash Flows for the Six Months
                              Ended September 30, 1997 and 1996 (unaudited).......................      5
                              Notes to Consolidated Financial Statements (unaudited)..............      6

            Item 2.           Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations.........................      7

            Item 3            Quantitative and Qualitative Disclosures
                                      About Market Risk...........................................      8


PART II.  OTHER INFORMATION


            Item 1.            Legal Proceedings..................................................     10

            Item 2.            Changes in Securities and Use of Proceeds..........................     11

            Item 3.            Defaults upon Senior Securities....................................     11

            Item 4.            Submission of Matters to a Vote of Security Holders................     11

            Item 5.            Other Information..................................................     11

            Item 6.            Exhibits and Reports on Form 8-K...................................     11

SIGNATURES

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                         AS OF                AS OF
                                                                      SEPTEMBER 30,          MARCH 31,
ASSETS                                                                    1997                 1997
------                                                                    ----                 ----
Cash and amounts due from depository institutions ...........        $   5,294,632         $   4,230,757
Federal funds sold ..........................................              500,000                     0
                                                                     -------------         -------------

    Total cash and cash equivalents .........................            5,794,632             4,230,757

Securities available for sale ...............................           35,548,998            83,892,617
Investment securities held to maturity, net
  (estimated fair values of $8,578,000 and $1,673,000 at
   September 30, 1997 and March 31, 1997) ...................            8,577,943             1,675,181
Mortgage-backed securities held to maturity, net
  (estimated fair values of  $100,310,000 and $107,719,000 at
   September 30, 1997 and March 31, 1997) ...................          101,714,971           110,852,668
Loans receivable, net .......................................          238,874,632           197,917,673
Real estate owned, net ......................................               82,198                82,198
Property and equipment, net .................................           11,586,725            11,342,678
Federal Home Loan Bank of New York stock, at cost ...........            5,387,500             5,535,000
Accrued interest receivable, net ............................            3,019,972             2,978,365
Excess of cost over net assets acquired, net ................            1,349,462             1,456,000
Other assets ................................................            3,624,291             3,650,366
                                                                     -------------         -------------
    Total assets ............................................        $ 415,561,325         $ 423,613,503
                                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ..................................................        $ 269,834,851         $ 266,471,487
  Securities sold under agreement to repurchase .............           71,035,000            74,335,000
  Advances from Federal Home Loan Bank of New York ..........           35,400,000            45,400,000
  Other borrowed money ......................................            1,274,924             1,365,990
  Advance payments by borrowers for taxes and insurance .....              670,502               670,502
  Other liabilities .........................................            2,436,291             1,386,802
                                                                     -------------         -------------
     Total liabilities ......................................          380,651,568           389,629,781
                                                                     -------------         -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value per share;
    1,000,000 shares authorized; none issued ................                   --                    --
  Common stock, $0.01 par value per share; 5,000,000 shares
    authorized; 2,314,275 shares issued and outstanding .....               23,144                23,144
  Additional paid-in capital ................................           21,422,704            21,410,167
  Retained earnings-substantially restricted ................           14,998,902            14,359,060
  Dividends declared and paid ...............................             (115,714)                    0
  Common stock acquired by Employee Stock Ownership Plan ....           (1,274,924)           (1,365,990)
  Unrealized (loss) net, on securities available for sale, ..             (144,356)             (442,659)
                                                                     -------------         -------------
    Total stockholders' equity ..............................           34,909,757            33,983,722
                                                                     -------------         -------------
          Total liabilities and stockholders' equity ........        $ 415,561,325         $ 423,613,503
                                                                     =============         =============

                              CARVER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                             1997               1996                1997                1996
                                                             ----               ----                ----                ----
Interest income:
  Loans receivable ................................        $4,532,374        $ 1,823,247         $ 8,902,151        $  3,540,116
  Mortgage-backed securities ......................         2,190,048          2,472,529           4,415,676           5,210,692
  Debt and equity securities ......................           401,074          1,149,935             535,666           2,319,554
  Other interest-earning assets ...................            22,877            163,028              89,753             349,786
                                                           ----------        -----------         -----------        ------------
     Total interest income ........................         7,146,372          5,608,739          13,943,247          11,420,148
                                                           ----------        -----------         -----------        ------------

Interest expense:
  Deposits ........................................         2,171,630          2,108,632           4,294,289           4,181,932
  Advances and other borrowed money ...............         1,655,906          1,023,995           3,353,483           2,082,921
                                                           ----------        -----------         -----------        ------------
    Total interest expense ........................         3,827,536          3,132,627           7,647,773           6,264,853
                                                           ----------        -----------         -----------        ------------

Net interest income ...............................         3,318,836          2,476,112           6,295,474           5,155,295
Provision for loan losses .........................           170,837             32,779             338,193              84,641
                                                           ----------        -----------         -----------        ------------
Net interest income after
  provision for loan losses .......................         3,147,999          2,443,333           5,957,280           5,070,654
                                                           ----------        -----------         -----------        ------------

Non-interest income:
  Loan fees and service charges ...................            28,970             62,910              66,186             101,329
  Other ...........................................           323,781            219,060             602,927             508,708
                                                           ----------        -----------         -----------        ------------
      Total non-interest income ...................           352,752            281,970             669,113             610,037
                                                           ----------        -----------         -----------        ------------

Non-interest expenses:
  Salaries and employee benefits ..................         1,169,043          1,076,824           2,277,038           2,044,433
  Net occupancy expenses ..........................           289,986            260,415             542,425             569,803
  Equipment .......................................           303,200            250,539             542,350             503,336
  Loss on foreclosed real estate ..................             6,584              2,450              10,748               8,500
  Advertising .....................................            59,375             34,049             118,750              79,221
  Federal insurance premium .......................            41,503            146,009              41,503             290,658
  Amortization of intangibles .....................            53,268             53,268             106,536             106,536
  Legal expenses ..................................            60,000             18,341             115,000              73,341
  Bank charges ....................................            68,747            101,937             195,339             179,066
  Security service ................................            87,543             81,939             142,118             155,801
  SAIF Capitalization .............................                 0          1,632,290                   0           1,632,290
  Other ...........................................           762,983            499,677           1,371,783             978,521
                                                           ----------        -----------         -----------        ------------
      Total non-interest expenses .................         2,902,232          4,157,738           5,463,591           6,621,506
                                                           ----------        -----------         -----------        ------------

Income (Loss) before income taxes .................           598,516         (1,432,435)          1,162,802            (940,815)
Income taxes (Benefit) ............................           269,100           (648,742)            523,261            (420,607)
                                                           ----------        -----------         -----------        ------------

Net income  (Loss) ................................        $  329,416        $  (783,693)        $   639,541        $   (520,209)
                                                           ==========        ===========         ===========        ============
Net income (Loss) per common share ................        $     0.15        $     (0.36)        $      0.29        $      (0.24)
                                                           ==========        ===========         ===========        ============
Weighted average number of common share outstanding         2,185,348          2,167,135           2,183,092           2,164,879
                                                           ==========        ===========         ===========        ============

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     1997                1996
                                                                                     ----                ----
Cash flows from operating activities:
Net income ..............................................................        $    639,541         $   (520,209)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment ...............             280,694              310,661
  Amortization of intangibles ...........................................             106,536              106,536
  Other amortization and accretion, net .................................             549,929              539,906
  Provision for  loan losses ............................................             338,193               84,641
  Deferred income taxes .................................................            (476,662)                   0
  Allocation of ESOP ....................................................             103,604               74,382
Changes in:
  Accrued interest receivable, net ......................................             (41,607)               3,340
  Refundable income taxes ...............................................                   0                    0
  Other assets ..........................................................              26,075            1,967,314
  Other liabilities .....................................................           1,049,489                    0
                                                                                 ------------         ------------
    Net cash provided by operating activities ...........................           2,575,792            3,524,924
                                                                                 ------------         ------------

Cash flows from investing activities:
  Purchase of securities available for sale .............................          (5,000,000)          (8,500,000)
  Principal repayments on securities available for sale .................           2,771,597            3,214,458
  Proceeds from sale of securities available for sale ...................          51,008,308            3,614,321
 Gain from sale of securities available for sale ........................                   0               91,713
  Purchase of investment securities held to maturity ....................          (7,000,000)             (50,000)
  Proceeds from maturities and calls of investment
    securities held to maturity .........................................              97,238              174,099
   Principal repayment on mortgage-backed securities
    held to maturity ....................................................           8,977,335           10,884,181
  Net change in loans receivable ........................................           1,126,600           (8,674,772)
  Purchase of mortgage loans ............................................         (42,472,741)                   0
  Proceeds from sale of real estate owned ...............................                   0              252,292
  Loss from sale of real estate owned ...................................                   0               20,292
   Additions to premises and equipment ..................................            (525,052)          (1,379,397)
   Redemption of Federal Home Loan Bank stock ...........................             147,500              685,000
                                                                                 ------------         ------------
    Net cash (used in) provided by investing activities .................           9,130,785              332,187
                                                                                 ------------         ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits ...................................           3,363,364            5,939,295
 Decrease in short term borrowings ......................................          (3,300,000)         (41,000,000)
  Repayment of advances from Federal Home Loan Bank
    of New York .........................................................         (47,000,000)                   0
   Advances from Federal Home Loan Bank of New York .....................          37,000,000           31,000,000
   Repayment of other borrowed money ....................................             (91,066)             (91,066)
   Net increase (decrease) in advance payments by borrowers
    for taxes and insurance .............................................                   0               66,596
    Cash dividends paid .................................................            (115,000)                   0
                                                                                 ------------         ------------
   Net cash provided by (used in) financing activities ..................         (10,142,702)          (4,085,175)
                                                                                 ------------         ------------

Net increase (decrease) in cash and cash equivalents ....................           1,563,875             (228,064)
Cash and cash equivalents -- beginning ..................................           4,230,757           10,025,950
                                                                                 ------------         ------------
Cash and cash equivalents -- ending .....................................        $  5,794,632         $  9,797,886
                                                                                 ============         ============

Supplemental disclosure of non-cash activities: Unrealized Gain (loss) on securities available for sale:
    Unrealized Gain (loss) ..............................................             272,370         $    552,263
    Deferred income taxes ...............................................             128,014              259,564
                                                                                 ------------         ------------
                                                                                 $    144,356         $    292,699
                                                                                 ============         ============
  Loans receivable transferred to real estate owned .....................        $          0         $     32,729
                                                                                 ============         ============

Supplemental disclosure of cash flow information: Cash paid for:
    Interest ............................................................        $  7,650,000         $  6,321,685
                                                                                 ============         ============
    Federal, state and city income taxes ................................        $         --         $    286,000
                                                                                 ============         ============

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      REORGANIZATION IN TO A HOLDING COMPANY

                  On October 17, 1996, Carver Federal Savings Bank (the "Bank") completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of Carver Bancorp. Inc., (the "Holding Company" or "Bancorp") a Delaware corporation. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of Carver Federal Savings Bank's outstanding common stock was exchanged for one share of Bancorp common stock. At this time, Bancorp conducts business as a unitary savings and loan holding Company and the principal business of Bancorp consists of the operation of the Bank. The Company's common stock is listed on the American Stock Exchange under the symbol CNY (Carver New York).

(2)      BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc., have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three or six month period ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Carver Federal Savings Bank and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.


(3)      EARNINGS PER SHARE CALCULATION

                  Net income per share for the three and six month periods ended September 30, 1996 and 1997 are calculated based on weighted average number of shares outstanding during the period.

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

                  June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information."This SFAS requires the disclosures regarding reportable segments of an enterprise. Information required to be disclosed includes among other factors used to identify segments, selected financial data; profit and loss, revenues and other operating and non-operating expenses. Its effective date is for fiscal years ending after December 15, 1997. The adoption of SFAS No. 130 and 131 is not expected to have a material effect on Bancorp's future financial condition, results of operation or reported results of operations.

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

GENERAL

         Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary; the Bank, which operates seven full service branches in the New York City boroughs of: Brooklyn, Queens, Manhattan, and in Nassau County, New York.

FINANCIAL CONDITION
ASSETS

         Total assets at September 30, 1997 decreased approximately $8.1 million, or 1.90%, to $415.6 million from $423.6 million at March 31, 1997. The decrease was primarily attributable to the decrease in the Company's portfolio of mortgage-backed securities held to maturity and securities available for sale, offset in part by increases in federal funds sold, investment securities held to maturity and loans receivable. These changes are consistent the Company's strategy to shift assets out of securities and in to loans.

         The Company's portfolio of mortgage-backed securities held to maturity decreased by $9.1 million, or 8.24%, to $101.7 million at September 30, 1997 from $110.9 million at March 31, 1997, reflecting the receipt of principal repayments on such securities. Total cash and equivalents increased by $1.6 million or 36.96% to $5.8 million at September 30, 1997 from $4.2 million at March 31, 1997. Securities available for sale decreased $48.3 million or 57.63% to $35.5 million at September 30, 1997 from $83.9 million at March 31, 1997, due to the sale of $49.0 million of mutual funds and principal repayments which were partially offset by the purchase of $5.0 million of a mutual fund classified as available for sale which is expected to provide certain tax benefits to the Company and a decrease in unrealized loss of $298,000. The Company used these repayments of mortgage backed securities, proceeds from sale of mutual funds and increased deposits to purchase $32.0 million of mortgage loans ,originate loans, repurchase securities previously sold under agreement to repurchase and repay advances from the Federal Home Loan Bank. The Company's loans receivable increased $41.0 million or 20.69% to $238.9 million at September 30, 1997 as compared to $197.9 million at March 31, 1997. The increase was due to the purchase of $42.5 million of one-to-four family adjustable rate mortgage loans, $32 million of which were purchased in April of 1997, with the balance purchased over the six month period coupled with increases in loan originations of multi-family loans which were partly offset by principal repayments.

LIABILITIES AND STOCKHOLDERS' EQUITY

         The Company's total liabilities decreased by $9.0 million, or 2.30%, to $380.7 million at September 30, 1997 from $389.6 million at March 31, 1997, as the result of decreased advances from the Federal Home Loan Bank ("FHLB advances") and securities sold under repurchase agreements ("other borrowings"). The Company's FHLB advances decreased by $10.0 million or 22.03% to $35.4 million at September 30, 1997 compared to $45.4 million at March 31, 1997, and other borrowings decreased by $3.3 million or 4.44% to $71.0 million compared to $74.3 million for the same period. The FHLB advances and other borrowings were retired with a portion of the proceeds generated from the sale of the mutual funds. These decreases were partially offset by an increase in deposits of $3.4 million, or 1.26%, to $269.8 million at September 30, 1997 from $266.5 million at March 31, 1997. The overall decline in liabilities, and in particular, borrowed funds is consistent with the balance sheet restructuring discussed above.

         Stockholders' equity increased by $ 926,000, or 2.72%, to $34.9 million at September 30, 1997 from $34.0 million at March 31, 1997 due to an increase in retained earnings and a decrease in the unrealized net loss on securities available for sale, offset in part, by the allocation of shares under the Employee Stock Ownership Plan and dividends paid. Retained earnings of the

Company at September 30, 1997 increased $640,000, or 4.46%, to $15.0 million at September 30, 1997 from $14.4 million at March 31, 1997, as a result of earnings during the six months ended September 30, 1997. Under Statement of Financial Accounting Standards ("SFAS") No. 115, unrealized losses on securities available for sale are recorded net of deferred income tax as a reduction to stockholders' equity. At September 30, 1997, such unrealized losses were approximately $144,000, a decrease of $298,000, or 67.39%, as compared to $443,000 at March
31, 1997. The decrease in unrealized loss is attributable primarily to the reduction of the securities held in the available for sale portfolio by the sale of mutual funds during the last two quarters, and the lower interest rate environment, which increased the value of the Company's portfolio of securities available for sale. In accordance with SFAS No. 115, such losses will not be reflected as a charge to earnings until the underlying securities are sold, and then only to the extent of the amount of loss, if any, actually realized at the time of sale.

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

         The primary investment activity of the Company is the origination and purchase of loans and, to a lesser extent, the purchase of investment securities and mortgage-backed securities. During the six month period ended September 30, 1997, the Company purchased $42.5 million of mortgage loans, $12.0 million of investment securities, and sold no investment securities. During the six month period ended September 30, 1996, the Company purchased $8.5 million of investment securities, and sold $3.6 million in investment securities.

         The Company's most liquid assets are federal funds sold, and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997, the Company's cash and cash equivalents totaled $5.8 million compared to $4.2 million at March 31, 1997. The increase in cash and cash equivalents reflects proceeds from the sale of mutual fund shares.

         The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At September 30, 1997, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1997 and March 31, 1997.

         At September 30, 1997, the Company exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Company's capital compliance at September 30, 1997 and March 31, 1997.


                                              AT SEPTEMBER 30, 1997             AT MARCH  31, 1997
                                                                % OF                           % OF
                                              AMOUNT           ASSETS         AMOUNT          ASSETS
                                              ------           ------         ------          ------
                                                                     (DOLLARS IN THOUSANDS)
Tangible Capital..........................    $30,867           7.41%        $30,050          7.18%
Core Capital..............................     30,867           7.41          30,527          6.97
Risk Based Capital........................     32,487          14.78          30,527         17.94

ANALYSIS OF CORE EARNINGS

         The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest and fees earned on loans, mortgage-backed securities and investments, and the cost of deposits and borrowings. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by provisions for loan losses, non-interest income, non-interest income, non-interest expense and income taxes. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

         In April of 1997, Carver completed a restructuring of its balance sheet and the Company is now placing primary emphasis on its whole loan portfolio through the origination of loans, as well as the purchase of whole loans. As a result of this effort, the loan portfolio has substantially increased as a percentage of total assets. Therefore, it is expected that the Company's future earnings will be derived primarily from direct lending and purchase activities rather than investing in securities.

         The following table sets forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                     THREE MONTHS  ENDED SEPTEMBER 30,
                                                             1997                                        1996
                                                                            ANNUALIZED                                 ANNUALIZED
                                                AVERAGE      QUARTERLY       AVERAGE       AVERAGE        QUARTERLY     AVERAGE
                                                BALANCE      INTEREST       YIELD/COST     BALANCE        INTEREST     YIELD/COST
                                                -------      --------       ----------     -------        --------     ----------
                                                                              (Dollars in thousands)
ASSETS

Loan (1) ...............................        $235,772     $  4,532          7.69%       $ 88,463        $1,823         8.24%
Investment Securities (2) ..............          15,311          304          7.94%         94,988         1,260         5.31%
Mortgage-backed Securities (3) .........         133,814        2,190          6.55%        156,035         2,473         6.34%
Federal Funds Sold .....................           5,500          120          8.73%          3,684            53         5.75%
                                                --------     --------        -------       --------        ------       -------

Total Interest-earning Assets ..........         390,397        7,146          7.32%        343,170         5,609         6.54%
                                                --------     --------        -------       --------        ------       -------

Non Interest Earning Assets ............          24,375                                     21,254
                                                --------                                   --------

Total Assets ...........................        $414,772                                   $364,424
                                                ========                                   ========

INTEREST-BEARING LIABILITIES
Deposits
DDA ....................................        $  8,285     $      0          0.00%       $  6,850        $    0         0.00%
NOW ....................................          18,636           91          1.95%         17,555            83         1.89%
Savings and clubs ......................        145, 217          905          2.49%        143,345           893         2.49%
Money market accounts ..................         21, 852          175          3.20%         20,471           170         3.32%
Certificates of deposits ...............          76,656        1,001          5.22%         73,700           963         5.23%
                                                --------     --------        -------       --------        ------       -------
Total deposits .........................         270,646        2,172          3.21%        261,921         2,109         3.22%
                                                --------     --------        -------       --------        ------       -------
Borrowed money .........................         107,830        1,656          6.14%         64,891         1,024         6.31%
Total interest-bearing liabilities .....         378,476        3,828          4.05%        326,812         3,133         3.83%
Non-interest bearing liabilities .......           1,568                                      2,760
                                                --------                                   --------
Total liabilities ......................         380,044                                    329,572
Stockholders' equity ...................          34,728                                     34,852
                                                --------                                   --------
Total liabilities & stockholders' equity        $414,772                                   $364,424
                                                ========                                   ========
Net interest income ....................                     $  3,318                                      $2,476
                                                             ========                                      ======
Interest Rate Spread ...................                                       3.27%                                      2.70%
                                                                               ====                                       ====
Net interest margin ....................                                       3.40%                                      2.89%
                                                                               ====                                       ====
Ratio to average interest-
 earning assets to average
Interest-bearing liabilities ...........                                     102.72%                                    104.13%
                                                                             ======                                     ======

(1)      INCLUDES NON-ACCRUAL LOANS.
(2) INCLUDES FHLB STOCK AND FAIR VALUE OF INVESTMENTS AVAILABLE FOR SALE OF $2.1 MILLION AT SEPTEMBER 30, 1997.
(3) INCLUDES FAIR VALUE OF MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE OF $32.8 MILLION AT SEPTEMBER 30, 1997.

                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------------------

                                                                 1997                                   1996
                                               -----------------------------------      ----------------------------------------
                                              ANNUALIZED                                ANNUALIZED
                                               AVERAGE        QUARTERLY      AVERAGE     AVERAGE      QUARTERLY       AVERAGE
                                               BALANCE        INTEREST      YIELD/COST   BALANCE       INTEREST       YIELD/COST
                                               -------        --------      ----------   -------       --------       ----------
ASSETS                                                                     (Dollars in thousands)
Loan (1)                                       $236,104       $ 8,902         7.54%     $ 85,996       $ 3,540              8.23%
Investment Securities (2)                        13,941           505         7.24%       90,544         2,469              5.45%
Mortgage-backed Securities (3)                  137,300         4,416         6.43%      162,063         5,211              6.43%
Federal Funds Sold                                4,450           120         5.39%        6,755           200              5.92%
                                               --------       -------       ------      --------       -------       -----------
Total Interest-earning Assets                   391,795        13,943         7.12%      345,358        11,420              6.61%
                                                                                                       -------       -----------
Non Interest Earning Assets                      23,273                                   20,317
                                               --------                                 --------
Total Assets                                   $415,068                                 $365,675
                                               ========                                 ========

INTEREST-BEARING LIABILITIES
Deposits
DDA                                            $  8,197       $     0         0.00%     $  6,603       $    --              0.00%
NOW                                              18,525           178         1.92%       17,561             0              0.00%
Savings and clubs                               144,951         1,805         2.49%      143,109             0              0.00%
Money market accounts                            21,627           347         3.21%       20,228             0              0.00%
Certificates of deposits                         76,468         1,964         5.14%       73,352             0              0.00%
                                               --------       -------       ------      --------       -------       -----------
Total deposits                                  269,768         4,294         3.18%      260,853         4,182              3.21%
                                                                                                       -------
Borrowed money                                  108,803         3,353         6.16%       67,350         2,083              6.19%
                                               --------       -------       ------      --------       -------       -----------
Total interest-bearing liabilities              378,571         7,647         4.04%      328,203         6,265              3.82%
                                                              -------                                  -------
Non-interest bearing liabilities                  1,914                                    2,648
                                               --------                                 --------
Total liabilities                               380,485                                  330,851
Stockholders' equity                             34,583                                   34,824
                                               --------                                 --------
Total liabilities & stockholders' equity       $415,068                              $   365,675
                                               ========                              ===========
Net interest income                                           $ 6,295                                  $ 5,155
                                                              =======                                  =======
Interest Rate Spread                                                          3.08%                                         2.79%
                                                                            ======                                   ===========
Net interest margin                                                           3.21%                                         2.99%
                                                                            ======                                   ===========
Ratio to average interest-
 earning assets to average
Interest-bearing liabilities                                                102.97%                                       104.38%
                                                                            ======                                   ===========

------------------

(1)      INCLUDES NON-ACCRUAL LOANS.

(2) INCLUDES FHLB STOCK AND FAIR VALUE OF INVESTMENTS AVAILABLE FOR SALE OF $2.1 MILLION AT SEPTEMBER 30, 1997.

(3) INCLUDES FAIR VALUE OF MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE OF $32.8 MILLION AT SEPTEMBER 30, 1997.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

              The Company reported net income for the three months ended September 30, 1997 of $329,000, compared to a loss of $784,000 for the three months ended September 30, 1996. The net loss for the three months ended September 30, 1996 reflected a one time pre-tax assessment of $1.6 million for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Net income for the three month period ended September 30, 1996, before posting the SAIF assessment was $109,000. The increase in net income for the three months ended September 30, 1997, as compared to operating results for the three months ended September 30, 1996 before posting the SAIF assessment, was due primarily to increased interest income, which was partially offset by increased interest expense, provision for loan losses and non-interest expense.

INTEREST INCOME

              Interest income increased by $1.5 million or 27.41% to $7.1 million for the three months ended September 30, 1997 compared to 5.6 million for the three months ended September 30, 1996. The increase was primarily due to an increase in the average balance of interest earning assets of $47.2 million and a 78 basis point increase in the average yield on interest-earning assets from 6.54% to 7.32%, which is the result of the shift in assets from investment securities to loans.

              Interest income from loans receivable increased by $2.7 million, or 148.59%, to $4.5 million for the three months ended September 30, 1997 compared to $1.8 million for the three months ended September 30, 1996. This results from an increase of $147.3 million or 166.52`% in the average balance of loan receivables to $235.8 million for the three month period ended September 30, 1997 compared to $88.4 million for the three month period ended September 30, 1996, partly offset by a decrease of 55 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of loan purchases made during the fourth quarter of fiscal 1997 and the beginning of the current fiscal year. The decline in the average yield on the loan portfolio reflects the purchase and origination of lower yielding one-to-four family adjustable rate loans.

              Interest income from mortgage-backed securities decreased $282,000, or 11.42%, to $2.2 million for three months ended September 30, 1997 compared to $2.5 million for the three months ended September 30, 1996. This decrease is primarily attributable to a decrease of $22.2 million or 14.24% in the average balance of mortgage-backed securities to $133.8 million offset in part by a 21 basis point increase in yield on the same securities. Income from debt and equity securities (investment securities) and other interest-earning assets decreased by $749,000, or 65.12%, to $401,000 for the three months ended September 30, 1997 compared to $1.1 million for the same period last year. The decrease in income is primarily attributable to a $79.7 million or 83.98% decrease in the average balance of investment securities to $15.3 million for the three months ended September 30, 1997 compared to $95.0 million for the three months ended September 30, 1996, offset in part by an increase in the average yield of 3.68% on the remaining investment securities and an increase in the average balance of Federal Funds. The increase in the average yield on investment securities is primarily due to the sale of approximately $72.0 of lower yielding investment securities in April of 1997.

INTEREST EXPENSE

              Interest expense increased by $695,000 or 22.18% to $3.8 million for the three months ended September 30, 1997 compared to $3.1 million for the same period in 1996. Interest expense on deposits increased by $63,000 or 2.98% to $2.2 million for the three months ended September 30, 1997 compared to $2.1 million for the three months ended September 30, 1996. The increase was primarily due to an increase in the average deposit balances of $8.7 million to $270.6 million offset by a decrease in cost of deposits of 1 basis point. Interest expense on FHLB advances and other borrowings increased by $632,000 or 61.71% to $1.7 million for the quarter ended September 30, 1997 from $1.0 million, for the same period in 1996. The increase resulted from an increase in the average balance of other borrowings off $42.9 million or 66.17% to $107.8 million offset in part by a decrease in the average cost of other borrowings of 17 basis points to 6.14%. The additional borrowings were primarily used to fund a portion of the loan purchases completed in March and April, as well as, loan originations for the three months ended September 30, 1997.

NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES

              Net interest income increased $843,000 or 34.03%, to $3.3 million for the three months ended September 30, 1997 compared to $2.5 million for the three months ended September 30, 1996. The increase in net interest income is attributable to a $1.5 million, or 27.41%, increase in interest income which was partially offset by a $695,000, or 22.18% increase in interest expense.

              The Company's interest rate spread increased by 57 basis points to 3.27% for the three months ended September 30, 1997 compared to 2.70% for the three months ended September 30, 1996. The Company's net interest margin increased by 51 basis point to 3.40% for the three months ended September 30, 1997 compared to 2.89% for the three months ended September 30, 1996. The increase in interest rate spread and net interest margin is attributable to an increase in the average yield on interest earning assets due to a substantial increase in the average balance of loans, offset in part by an increase in the cost of interest bearing liabilities due to an increase in the average balance of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased to 102.72% for the three months ended September 30, 1997 from 104.13% for the three months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

              The Bank provided $171,000 for loans losses for the three months ended September 30, 1997, compared to $33,000 for the three months ended September 30, 1996. The provision was increased in part to reflect the growth in the loan portfolio during the quarter and in part to maintain the allowance for loan losses at an adequate level consistent with the Company's policies taking into account the Bank's loan growth .

As part of the Bank's determination of the adequacy of the allowance for possible loan losses, the Bank monitors its loan portfolio through its Audit Committee and Asset/Liability Management Committee. Both Committees meet monthly and the Audit Committee reviews individual loans and assesses risk relating to collectibility of these loans. The Audit Committee determines the adequacy of allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolio, delinquency levels, underlying collateral values and cash flow values.

Carver serves as the lead lender for a construction loan for the development of 22 2-family units of affordable housing. The project is being developed under a New York City new homes program. The total development cost of the project is $4.8 million. The project has received a substantial subsidy from state and local housing agencies. The construction loan for the project is $2.9 million. The Bank holds a participation interest in the construction loan of $1.7 million (60%), of which $1.4 million has been disbursed, and has sold a non-recourse participation interest in the loan of $1.2 million (40%) to another New York area lender. At March 31, 1997, the loan was classified as an accruing loan contractually 90 days past due reflecting certain construction delays in connection with the completion of the project. At September 30, 1997, the loan was reclassified as substandard and the Bank established a specific reserve in the amount of 15% of its participation interest due to continuing delays during the summer in completing the project. At September 30, 1997, construction on the project was approximately 97% complete and the general contractor had applied for certificates of occupancy for the project. In addition, Carver, the participating lender and a city agency are working closely with the general contractor to complete the project and deliver the 17 homes which were under contract to purchase.

At September 30, 1997, non performing loans totaled $5.3 million or 2.24% of total loans compared to $6.4 million or 3.23% of total loans at March 31,1997. At September 30, 1997, Carver's allowance for loan losses was $2.6 million compared to $2.2 million at March 31, 1997, resulting in a ratio of allowance for loan losses to non-performing assets of 48.33% at September 30, 1997 as compared to 35.06% at March 31, 1997 and a ratio of allowance for loan losses to total loans of 1.08% and 1.11% respectively.

NON-INTEREST INCOME

              Non-interest income increased by $71,000, or 25.10%, to $352,000 for the three months ended September 30, 1997 compared to $282,000 for the three months ended September 30, 1996. The increase was attributable to a $105,000 increase in fees from bank services fee offset by a $34,000 reduction in loan fees and service charges.

NON-INTEREST EXPENSES

              Non interest expenses for the three months ended September 30, 1996 was $4.2 million and reflected a one time pre-tax assessment of $1.6 million for the recapitalization SAIF. Non-interest expenses increased by $377,000 or 14.92%, to$2.9 million for the three months ended September 30, 1997, compared to $2.5 million for the three months ended September 30, 1996 excluding the SAIF assessment. The increase in non-interest expenses for the three months ended September 30, 1997 reflects an increase of: $92,000, or 8.56% in salaries and employee benefits and the funding of management incentive plans, $53,000 or 21.02% in equipment expense, $25,000 or 74.38% in advertising expense and $42,000 or 227.14% in legal expense. Non-interest expenses also reflect an increase of $263,000, or 52.70% in other expenses reflecting increased expenses for: loan origination staff, service fees, telephone service, and contributions, offset in part by a decrease of $105,000 or 71.58% in federal deposit insurance premiums ("FDIC premiums") and a $33,000 or 32.56% reduction in bank charges.

INCOME TAX EXPENSE

              Income tax expense for the three months ended September 30, 1997 was $269,000 compared to a recovery of $649,000 for the three months ended September 30, 1996. The Company's effective tax rate for the three months ended September 30, 1997 was 44.96%, the Company recovered taxes at a rate of 45.29% for the three months ended September 30, 1996.


COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

              The Company reported net income for the six months ended September 30, 1997 of $640,000, compared to a loss of $520,000 for the six months ended September 30, 1996. The loss for the six months ended September 30, 1996 reflected a one time pre-tax assessment of $1.6 million for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Net income for the six month period ended September 30, 1996, before posting the SAIF assessment was $382,000. The increase in net income for the six months ended September 30, 1997, as compared to operating results for the six months ended September 30, 1996 before posting the SAIF assessment, was due primarily to increased interest income, which was partially offset by increased interest expense, provision for loan losses and non-interest expense.

INTEREST INCOME

              Interest income increased by $2.5 million or 22.09% to $13.9 million for the six months ended September 30, 1997 compared to $11.4 million for the six months ended September 30, 1996. The increase was primarily due to a $46.4 million increase in the average balance of interest earning assets to $391.8 million and a 51 basis point increase in the average yield to 7.12%, which is the result of the shift in assets from investment securities to loans.

              Interest income from loans receivable increased by $5.4 million, or 151.46%, to $13.9 million for the six months ended September 30, 1997 compared to $11.4 million for the six months ended September 30, 1996. This increase results from an $150.0 million or 174.55`% increase in the average balance of loan receivables to $235.8 million for the six month period ended September 30, 1997 compared to $86.0 million for the three month period ended September 30, 1996, partly offset by a decrease of 69 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of loan purchases made over the six month period. The decline in the average yield on the loan portfolio reflects the purchase and origination of lower yielding one-to-four family adjustable rate loans.

              Interest income from mortgage-backed securities decreased $795,000, or 15.26%, to $4.4 million for the six months ended September 30, 1997 compared to $5.2 million for the six months ended September 30, 1996. This decrease is primarily attributable to a decrease of $24.8 million or 15.27% in the average balance of mortgage-backed securities to $137.3 million during the quarter ended September 30, 1997. Income from debt and equity securities (investment securities) and other interest-earning assets decreased by $1.8 million, or 76.91%, to $536,000 during the six months ended September 30, 1997 compared to $2.3 million for the six months ended September 30, 1996. The decrease in income is primarily attributable to a $76.6 million or 84.60% decrease in the average balance of investment securities to $13.9 million for the six months ended September 30, 1997 compared to $90.5 million for the six months ended September 30, 1996, offset in part by an 1.80% increase in the average yield of the remaining investment securities. The increase in the average yield is primarily due to the sale of approximately $72.0 of lower yielding investment securities in April of 1997.


INTEREST EXPENSE

              Interest expense increased by $1.4 million or 22.07% to $7.6 million for the six months ended September 30, 1997 compared to $6.3 million for the six months ended September 30, 1996. Interest expense on deposits increased by $112,000 or 2.69% to $4.3 million for the six months ended September 30, 1997 compared to $4.2 million for the six months ended September 30, 1996. The increase in interest on deposits was primarily due to an increase in the average deposit balance of $8.9 million to $269.8 million offset by a decrease in cost of deposits of 3 basis point. Interest expense on FHLB advances and other borrowings increased by $1.3 million or 61.00% to $3.4 million for the quarter ended September 30, 1997 compared to $2.1 million, for the same period in 1996. The increases are due to the an increase in the average balance of other borrowings of $41.4 million or 61.55% to $108.8 million offset in part by a decrease in the average cost of other borrowings of 3 basis points to 6.16. The additional borrowings were primarily used to fund a portion of loan purchases for the six months ended September 30, 1997.



NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES

              Net interest income increased $1.1 million or 22.12%, to $6.3 million for the six months ended September 30, 1997 compared to $5.2 million for the six months ended September 30, 1996. The increase in net interest income is attributable to a $2.5 million, or 22.09%, increase in interest income which was partially offset by a $1.3 million, or 22.07% increase in interest expense.

              The Company's interest rate spread increased by 29 basis points to 3.08% for the six months ended September 30, 1997 compared to 2.79% for the six months ended September 30, 1996. The Company's net interest margin increased by 22 basis point to 3.21% for the six months ended September 30, 1997 compared to 2.99% for the six months ended September 30, 1996. The increase in interest rate spread and net interest margin is attributable to an increase in the average yield on interest earning assets due to a substantial increase in the average balance of loans, offset in part by an increase in the cost of interest bearing liabilities due to an increase in the average balance of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased to 102.97% for the six months ended September 30, 1997 from 104.38% for the six months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

              The Bank provided $338,000 for loans losses for the six months ended September 30, 1997, compared to $85,000 for the six months ended September 30, 1996. The provision was increased in part to reflect the growth in the loan portfolio during the quarter and in part to maintain the allowance for loan losses at an adequate level consistent with the Company's policies. At September 30, 1997, non performing loans totaled $5.3 million or 2.24% of total loans compared to $6.4 million or 3.23% of total loans at March 31,1997. Carver's allowance for loan losses at September 30, 1997 was $2.6 million compared to $2.2 million at March 31, 1997, resulting in a ratio of allowance for loan losses to non-performing assets of 48.33% at September 30, 1997 as compared to 35.06% at March 31, 1997 and a ratio of allowance for loan losses to total loans of 1.08% and 1.11% respectively.

NON-INTEREST INCOME

              Non-interest income increased by $59,000, or 9.68%, to $669,000 for the six months ended September 30, 1997 as compared to $610,000 for the six months ended September 30, 1996. The increase was attributable to a $94,000 increase in fees from bank services fee offset by a $35,000 reduction in loan fees and service charges.

NON-INTEREST EXPENSES

              Non interest expenses for the six months ended September 30, 1996 was $6.6 million and reflected a one time pre-tax assessment of $1.6 million for the recapitalization SAIF. Non-interest expenses increased by $474,000 or 9.51%, to $5.5 million for the six months ended September 30, 1997, compared to $5.0 million for the six months ended September 30, 1996 excluding the SAIF assessment.

The $474,000 or 9.51% increase in non-interest expenses for the six months ended September 30, 1997, compared to same period last year before posting the SAIF assessment, was due primarily to an increase of: $233,000, or 11.386% in salaries and employee benefits and the funding of management incentive plans, $39,000 or 7.75% in equipment expense, $40,000 or 49.90% in advertising expense and $42,000 or 56.80% legal expense. Non-interest expenses also reflect an increase of $393,000, or 40.19% in other expenses reflecting increased expenses for: loan originations, service fees, telephone service, and contributions, offset in part by a decrease of $249,000 or 85.72% in federal deposit insurance premiums ("FDIC premiums") and a $27,000 or 4.80% reduction in occupancy expense.

INCOME TAX EXPENSE

              Income tax expense for the six months ended September 30, 1997 was $523,000 compared to a recovery of $420,000 for the six months ended September 30, 1996. The Company's effective tax rate for the six months ended September 30, 1997 was 44.99%, the Company recovered taxes at a rate of 44.71% for the six months ended September 30, 1996.


YEAR 2000 COMPLIANCE

              Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are year 2000 compliant. The Company believes that the cost associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition..


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              Not Applicable

PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is a party to various legal proceedings incident to its business. At September 30, 1997, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

         The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District Court had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court. Carver believes that the allegations made in this action are without merit and intend to aggressively defend its interest with respect to such matter. On July 10, 1997, upon request of all counsel, the trial judge directed that discovery be completed by March 31,1998 and that the case be ready for trial in May of 1998.

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The Company's held its Annual Meeting, (the"Meeting") on August 21, 1997. The purpose of the meeting was to vote on the following proposals:

                    1. The election of two directors for terms of three years
                       each;

                    2. The ratification of the appointment of Mitchell & Titus,
                       LLP as independent auditors of the Company for the fiscal year ending March 31, 1998; and

                    3. The consideration of a stockholder proposal, opposed by the Board of Directors.

                  With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposal 2 was approved at the Meeting. However, Proposal 3 was not approved. The voting results for the Proposals were as follows:

                     Proposal 1:       Linda Dunham          For                     2,063,663
                                                             Withheld                  101,600


                                       Robert Franz          For                     2,063,863
                                                             Withheld                  101,200


                     Proposal 2:                             For                     2,034,012
                                                             Against                   111,245
                                                             Abstain                    20,006


                     Proposal 3:                             For                         325,844
                                                             Against                     990,601
                                                             Abstain                      38,269
                                                             No Votes                    810,549

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

Date:  11/14/ 1997                       CARVER BANCORP, INC.


                                         /s/ Thomas L. Clark, Jr.
                                         ---------------------------------------
                                         Thomas L. Clark, Jr.
                                         President and Chief Executive Officer





Date:  11/14/ 1997                       /s/ Walter T. Bond
                                         --------------------------------------
                                         Walter T. Bond
                                         Vice President and
                                         Acting Chief Financial Officer