Form 10-Q
period 1997-12-31
CARVER BANCORP INC
filed 1998-02-17
CIK 1016178

Final Draft 2/16/98      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
  /x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997.

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

              Class                            Outstanding at February 17, 1998
              -----                            --------------------------------
    Common Stock, par value $.01                          2,314,275

                                    CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION
    Item 1.        Financial Statements

                   Consolidated Statements of Financial Condition as of
                   December 31, and March 31, 1997 (unaudited).......................3
                   Consolidated Statements of Income for the Three and Nine
                   Months Ended December 31, 1997 and 1996 (unaudited)...............4
                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended December 31, 1997 and 1996 (unaudited)......................5
                   Notes to Consolidated Financial Statements (unaudited)............6

    Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................7

    Item 3.        Quantitative and Qualitative Disclosures
                   About Market Risk.................................................8


PART II.  OTHER INFORMATION


    Item 1.        Legal Proceedings.................................................16

    Item 2.        Changes in Securities and Use of Proceeds.........................16

    Item 3.        Defaults upon Senior Securities...................................16

    Item 4.        Submission of Matters to a Vote of Security Holders...............16

    Item 5.        Other Information.................................................17

    Item 6.        Exhibits and Reports on Form 8-K..................................17

SIGNATURES

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                       AS OF               AS OF
                                                                   DECEMBER 31,           MARCH 31,
ASSETS                                                                 1997                 1997
------                                                           ---------------     --------------
Cash and due from banks .......................................   $   1,693,952       $   4,230,757
Federal funds sold ............................................       3,050,000                   0
                                                                  -------------       -------------

    Total cash and cash equivalents ...........................       4,743,952           4,230,757

Securities available for sale .................................      40,754,203          83,892,617
Investment securities held to maturity, net
  (estimated fair values of  $1,673,000 at
    March 31, 1997) ...........................................               0           1,675,181
Mortgage-backed securities held to maturity, net
  (estimated fair values of  $93,812,000 and $107,719,000 at
   December 31, 1997 and March 31, 1997) ......................      96,188,230         110,852,668
Loans receivable, net .........................................     244,940,083         197,917,673
Real estate owned, net ........................................          82,198              82,198
Property and equipment, net ...................................      11,609,345          11,342,678
Federal Home Loan Bank of New York stock, at cost .............       5,387,500           5,535,000
Accrued interest receivable, net ..............................       3,191,321           2,978,365
Excess of cost over net assets acquired, net ..................       1,331,707           1,456,000
Other assets ..................................................       7,538,854           3,650,366
                                                                  -------------       -------------
    Total assets ..............................................   $ 415,767,393       $ 423,613,503
                                                                  =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ....................................................   $ 269,106,203       $ 266,471,487
  Securities sold under agreement to repurchase ...............      73,392,596          74,335,000
  Advances from Federal Home Loan Bank of New York ............      35,000,000          45,400,000
  Other borrowed money ........................................       1,229,391           1,365,990
  Advance payments by borrowers for taxes and insurance .......         670,501             670,502
  Other liabilities ...........................................       1,114,145           1,386,802
                                                                  -------------       -------------
     Total liabilities ........................................     380,512,836         389,629,781
                                                                  -------------       -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value per share;
    1,000,000 shares authorized; none issued ..................              --                  --
  Common stock, $0.01 par value per share; 5,000,000 shares
    authorized; 2,314,275 shares issued and outstanding .......          23,144              23,144
  Additional paid-in capital ..................................      21,447,094          21,410,167
  Retained earnings-substantially restricted ..................      15,343,376          14,359,060
  Dividends declared and paid .................................        (115,714)                  0
  Common stock acquired by Employee Stock Ownership Plan ......      (1,229,391)         (1,365,990)
  Unrealized (loss) net, on securities available for sale, ....        (213,952)           (442,659)
                                                                  -------------       -------------
    Total stockholders' equity ................................      35,254,557          33,983,722
                                                                  -------------       -------------
          Total liabilities and stockholders' equity ..........   $ 415,767,393       $ 423,613,503
                                                                  =============       =============

                               CARVER BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            DECEMBER 31,                    DECEMBER 31,
                                                        1997           1996            1997             1996
                                                     ----------     ----------     -----------     ------------
Interest income:
  Loans receivable .............................     $4,588,062     $2,017,551     $13,490,213     $  5,557,667
  Mortgage-backed securities ...................      2,073,948      2,448,720       6,489,624        7,659,413
  Debt and equity securities ...................        238,109      1,175,444         773,775        3,494,998
  Other interest-earning assets ................         30,788        128,242         120,542          478,027
                                                     ----------     ----------     -----------     ------------
     Total interest income .....................      6,930,907      5,769,957      20,874,154       17,190,105
                                                     ----------     ----------     -----------     ------------

Interest expense:
  Deposits .....................................      2,162,459      2,100,702       6,456,748        6,282,634
  Advances and other borrowed money ............      1,531,824      1,034,650       4,885,308        3,117,571
                                                     ----------     ----------     -----------     ------------
    Total interest expense .....................      3,694,283      3,135,352      11,342,056        9,400,205
                                                     ----------     ----------     -----------     ------------

Net interest income ............................      3,236,624      2,634,605       9,532,098        7,789,900
Provision for loan losses ......................        279,920         51,254         681,113          135,895
                                                     ----------     ----------     -----------     ------------
Net interest income after
  provision for loan losses ....................      2,956,704      2,583,351       8,913,985        7,654,005
                                                     ----------     ----------     -----------     ------------

Non-interest income:
  Loan fees and service charges ................         33,829         52,946         100,015          154,275
  Gain or (Loss) on Sale of Securities                  188,483              0         188,483                0
  Other ........................................        378,055        184,912         930,979          693,620
                                                     ----------     ----------     -----------     ------------
      Total non-interest income ................        550,365        237,858       1,219,477          847,895
                                                     ----------     ----------     -----------     ------------

Non-interest expenses:
  Salaries and employee benefits ...............      1,240,081        917,143       3,517,119        2,961,576
  Net occupancy expenses .......................        261,644        317,327         804,069          853,130
  Equipment ....................................        363,002        301,261         905,352          804,597
  Loss on foreclosed real estate ...............         11,974          1,188          11,974            9,688
  Advertising ..................................         75,716         54,308         194,466          133,530
  Federal insurance premium ....................         42,119        148,663          83,622          439,320
  Amortization of intangibles ..................         17,756         53,268         124,293          159,805
  Legal expenses ...............................        105,000         41,841         220,000          115,182
  Bank charges .................................        113,084         81,715         308,423          260,781
  Security service .............................         96,004         77,032         238,122          232,833
  SAIF Capitalization ..........................              0              0               0        1,632,290
  Other ........................................        611,959        564,868       1,994,489        1,577,388
                                                     ----------     ----------     -----------     ------------
      Total non-interest expenses ..............      2,938,339      2,558,614       8,401,929        9,180,120
                                                     ----------     ----------     -----------     ------------

Income (Loss) before income taxes ..............        568,729        262,595       1,731,531         (678,220)
Income taxes (Benefit) .........................        268,049        111,066         791,310         (309,541)
                                                     ----------     ----------     -----------     ------------

Net income  (Loss) .............................     $  300,680     $  151,529     $   940,221     $   (368,679)
                                                     ==========     ==========     ===========     ============
Net income (Loss) per common share .............     $     0.14     $     0.07     $      0.43     $      (0.17)
                                                     ==========     ==========     ===========     ============
Weighted average number of common shares
  outstanding ..................................      2,189,918      2,171,194       2,185,376        2,166,992
                                                     ==========     ==========     ===========     ============

                  CARVER FEDERAL SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                  1997               1996
                                                                              ------------       ------------
Cash flows from operating activities:
Net income .............................................................      $    940,221       $   (368,679)
Adjustments to reconcile net income to net cash .......................
 provided by operating activities:
  Depreciation and amortization of premises and equipment .............            492,535            497,776
  Amortization of intangibles .........................................            124,293            159,805
  Other amortization and accretion, net ...............................            784,666            948,582
  Provision for  loan losses ..........................................            681,113            135,895
  Deferred income taxes ...............................................           (476,662)           292,471
  Allocation of ESOP ..................................................            173,526            111,383
Changes in:
  Accrued interest receivable, net ....................................            212,956             87,261
  Refundable income taxes .............................................                  0                  0
  Other assets ........................................................           9,710,160         1,675,994
  Other liabilities ...................................................           (272,656)                 0
                                                                              ------------       ------------
    Net cash provided by operating activities .........................         (2,050,168)         3,540,488
                                                                              ------------       ------------

Cash flows from investing activities:
  Purchase of securities available for sale ...........................        (17,000,000)        (8,500,000)
  Principal repayments on securities available for sale ...............          4,419.045         4,264,055
  Proceeds from sale of securities available for sale .................         55,819,825         12,114,321
 Gain from sale of securities available for sale ......................            188,483             91,713
  Purchase of investment securities held to maturity ..................         (7,000,000)           (50,000)
  Proceeds from maturities and calls of investment
    securities held to maturity .......................................          8,480,705          2,311,894
   Principal repayment on mortgage-backed securities
    held to maturity ..................................................         14,414,131         15,049,089
   Principal repayment on investment
    held to maturity ..................................................            194,476                  0
  Net change in loans receivable ......................................          6,163,779        (21,199,581)
  Purchase of mortgage loans ..........................................        (53,544,828)                 0
  Proceeds from sale of real estate owned .............................                  0            252,292
  Loss from sale of real estate owned .................................                  0             20,292
   Additions to premises and equipment ................................           (760,466)        (1,766,080)
   Redemption of Federal Home Loan Bank stock .........................            147,500            685,000
                                                                              ------------       ------------
    Net cash (used in) provided by investing activities ...............         11,522,650          3,272,995
                                                                              ------------       ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits .................................          2,634,716          6,424,090
   Decrease in short term borrowings ..................................           (942.404)                 0
  Repayment of securities sold under agreements to repurchase .........                           (67,000,000)
  Repayment of advances from Federal Home Loan Bank
    of New York .......................................................        (52,400,000)                 0
   Advances from Federal Home Loan Bank of New York ...................         42,000,000         63,335,000
   Repayment of other borrowed money ..................................           (136,599)          (136,599)
   Net increase (decrease) in advance payments by borrowers
    for taxes and insurance ...........................................                  0            187,447
    Cash dividends paid ...............................................           (115,000)                 0
                                                                              ------------       ------------
   Net cash provided by (used in) financing activities ................         (8,959,287)        (2,809,938)
                                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents ..................            513,195         (9,623,421)
Cash and cash equivalents -- beginning ................................          4,230,757         10,025,950
                                                                              ------------       ------------
Cash and cash equivalents -- ending ...................................       $  4,743,952       $ 19,649,371
                                                                              ============       ============

Supplemental disclosure of non-cash activities:
Unrealized Gain (loss) on securities available for sale:
    Unrealized Gain (loss) ............................................            403,683       $    927,875
    Deferred income taxes .............................................            189,731            491,774
                                                                              ------------       ------------
                                                                              $    213,952       $    436,101
                                                                              ============       ============
  Loans receivable transferred to real estate owned ...................       $          0       $     32,729
                                                                              ============       ============

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest ..........................................................       $ 11,367,056       $ 11,595,424
                                                                              ============       ============
    Federal, state and city income taxes ..............................       $          0       $    286,000
                                                                              ============       ============

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)        BASIS OF PRESENTATION

                     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three or nine month period ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998. The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiary Carver Federal Savings Bank (the "Bank" or "Carver Federal") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)        EARNINGS PER SHARE CALCULATION

                     Net income per share for the three and nine month periods ended December 31, 1996 and 1997 are calculated based on weighted average number of shares outstanding during the period.

(3)        RECENT ACCOUNTING PRONOUNCEMENTS

                     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which provides for the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 simplifies the computation of earnings per share for common stock and potential common stock. The adoption of SFAS No. 128 is not expected to have a material effect on Bancorp's future financial condition, results of operations or reported results of operations.

                     In June 1997, the FASB released SFAS No. 130 "Reporting Comprehensive Income." This SFAS requires disclosure of all changes in equity during a period except those resulting from investment by owners distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

                     June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information. "This SFAS requires the disclosures regarding reportable segments of an enterprise. Information required to be disclosed includes among other factors used to identify segments, selected financial data; profit and loss, revenues and other operating and non-operating expenses. Its effective date is for fiscal years ending after December 15, 1997. The adoption of SFAS No. 130 and 131 is not expected to have a material effect on Bancorp's future financial condition, results of operation or reported results of operations.


(4)        RECENT DEVELOPMENTS

                     On January 28, 1998, the Holding Company announced that the Bank had entered into a definitve agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey. The Roosevelt Office is Carver Federal's only branch office located in Nassau County, New York.

ITEM 2

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

GENERAL
           Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary; the Bank, which operates seven full service branches in the New York City boroughs of: Brooklyn, Queens, Manhattan, and in Nassau County, New York. See "Recent Developments".

FINANCIAL CONDITION
ASSETS
           Total assets at December 31, 1997 decreased approximately $7.8 million, or 1.85%, to $415.8 million from $423.6 million at March 31, 1997, however, they were essentially unchanged from $415.6 million at September 30, 1997. The decrease was primarily attributable to the decrease in the Company's portfolio of mortgage-backed securities held to maturity and securities available for sale, offset in part by increases in federal funds sold and loans receivable. These changes are consistent the Company's strategy to shift assets out of securities and in to loans.

           The Company's portfolio of mortgage-backed securities held to maturity decreased by $14.7 million, or 13.23%, to $96.2 million at December 31, 1997 from $110.9 million at March 31, 1997, reflecting the receipt of principal repayments on such securities. Total cash and equivalents increased by $500,000 or 12.13% to $4.7 million at September 30, 1997 from $4.2 million at March 31, 1997. Securities available for sale decreased $43.1 million or 51.42% to $40.8 million at December 31, 1997 from $83.9 million at March 31, 1997, due to the sale of $55.8 million of mutual funds and principal repayments which were partially offset by the purchase of $12.0 million of short term government agency securities classified as available for sale and a decrease in unrealized loss of $229,000. The Company used these repayments of mortgage backed securities, proceeds from sale of mutual funds and increased deposits to purchase $53.5 million of mortgage loans, originate loans, repurchase securities previously sold under agreement to repurchase and repay advances from the Federal Home Loan Bank ("FHLB Advances").

The Company's loans receivable increased $47.0 million or 23.76% to $244.9 million at December 31, 1997 as compared to $197.9 million at March 31, 1997. The increase was due to the purchase of $42.5 million of one-to-four family adjustable rate mortgage loans, $32 million of which were purchased in April of 1997, with the balance purchased over the nine month period coupled with increased loan originations of multi-family loans which were partly offset by principal repayments.

LIABILITIES AND STOCKHOLDERS' EQUITY

           The Company's total liabilities decreased by $9.1 million, or 2.34%, to $380.5 million at December 31, 1997 from $389.6 million at March 31, 1997, as the result of decreased FHLB advances and securities sold under repurchase agreements ("other borrowings"). The Company's FHLB advances decreased by $10.4 million or 22.91% to $35.0 million at December 31, 1997 compared to $45.4 million at March 31, 1997, and other borrowings decreased by $900,000 or 1.27% to $73.4 million compared to $74.3 million for the same period. The FHLB advances and other borrowings were retired with a portion of the proceeds generated from the sale of the mutual funds. These decreases were partially offset by an increase in deposits of $2.6 million, or 1.00%, to $269.1 million at December 31, 1997 from $266.5 million at March 31, 1997. The overall decline in liabilities, and in particular, borrowed funds is consistent with the balance sheet restructuring discussed above.

           Stockholders' equity increased by $1.3 million or 3.74%, to $35.3 million at December 31, 1997 from $34.0 million at March 31, 1997 due to an increase in retained earnings of $984,000 offset by the declaration and payment of a cash dividend, the exercise of stock, a decrease in the unrealized net loss on securities available for sale, and the allocation of shares under the Employee Stock Ownership Plan. Retained earnings of the Company at December 31, 1997 increased $984,000, or 6.86%, to $15.3 million at December 31, 1997 from $14.4 million at March 31, 1997, as a result of earnings during the nine Months Ended December 31, 1997. Under Statement of Financial Accounting Standards("SFAS") No. 115, unrealized losses on securities available for sale are recorded net of deferred income tax as a reduction to stockholders' equity. At December 31, 1997, such unrealized losses were approximately $214,000, a decrease of $229,000, or 51.67%, as compared to $443,000 at March 31, 1997. The decrease in unrealized loss is attributable primarily to the reduction of the securities held in the available for sale portfolio by the sale of mutual funds during the fourth quarter of the fiscal year ended March 31, 1997 ("fiscal 1997") and the first quarter of the fiscal year ending March 31, 1998 ("fiscal 1998"), and the lower interest rate environment, which increased the value of the Company's portfolio of securities available for sale. In accordance with SFAS No. 115, such losses will not be reflected as a charge to earnings until the underlying securities are sold, and then only to the extent of the amount of loss, if any, actually realized at the time of sale.

ITEM 3 LIQUIDITY AND CAPITAL RESOURCES
           The Company's primary sources of funds are deposits and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

           The primary investment activity of the Company is the origination and purchase of loans and, to a lesser extent, the purchase of investment securities and mortgage-backed securities. During the nine month period ended December 31, 1997, the Company purchased $53.5 million of mortgage loans, $17.0 million of investment securities, and sold $51.0 million of investment securities. During the nine month period ended December 31, 1996, the Company purchased $8.6 million of investment securities, and sold $12.1 million in investment securities.

           The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, the Company's cash and cash equivalents totaled $4.7 million compared to $4.2 million at March 31, 1997.

           The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At December 31, 1997, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at December 31, 1997 and March 31, 1997.

           At December 31, 1997, the Company exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Company's capital compliance at December 31, 1997 and March 31, 1997.

                                 AT DECEMBER 31, 1997               AT MARCH 31, 1997
                                 --------------------               -----------------
                                                 % OF                               % OF
                                 AMOUNT        ASSETS                 AMOUNT       ASSETS
                                 ------        ------                 ------       ------
                                                 (DOLLARS IN THOUSANDS)
Tangible Capital ...........     $32,747        7.90%                 $30,050        7.18%
Core Capital ...............      31,628        7.63                   30,527        6.97
Risk Based Capital ........       31,878       18.01                   30,527       17.94

ANALYSIS OF CORE EARNINGS
         The Company's profitability is primarily dependent upon net interest income, which represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by provisions for loan losses, non-interest income, non-interest income, non-interest expense and income taxes. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

          In April of 1997, Carver completed a restructuring of its balance sheet and the Company is now placing primary emphasis on its whole loan portfolio through the origination of loans, as well as the purchase of whole loans. The Company pursued this strategy for the nine month period ended December 31, 1997. As a result of this effort, the loan portfolio has substantially increased as a percentage of total assets. Therefore, it is expected that the Company's future earnings will be derived primarily from direct lending and purchase activities rather than investing in securities.

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

                         THREE MONTHS ENDED DECEMBER 31,

                                              ----------------------------------------------------------------------------
                                                            1997                                    1996
                                              -------------------------------------   ------------------------------------
                                               ANNUALIZED                              ANNUALIZED
                                                AVERAGE     QUARTERLY       AVERAGE      AVERAGE     QUARTERLY  AVERAGE
                                                BALANCE     INTEREST      YIELD/COST     BALANCE     INTEREST   YIELD/COST
                                                -------     --------      ----------     -------     --------   ----------
ASSETS                                                                    (Dollars in thousands)
Loan (1) .................................      $238,810     $  4,588          7.68%     $ 96,428     $2,018         8.37%
Investment Securities (2) ................        16,013          204          5.10%       91,718      1,235         5.39%
Mortgage-backed Securities (3) ...........       126,895        2,074          6.54%      149,902      2,449         6.53%
Federal Funds Sold .......................         4,613           65          5.64%        4,850         68         5.61%
                                                --------     --------          -----     --------     ------         -----
Total Interest-earning Assets ............       386,330        6,931          7.18%      342,898      5,770         6.73%
                                                             --------                                 ------
Non Interest Earning Assets ..............        23,250                                   24,161
                                                --------                                 --------
Total Assets .............................      $409,580                                 $367,059
                                                ========                                 ========


INTEREST-BEARING LIABILITIES
Deposits
DDA ......................................      $  8,620     $      0          0.00%     $  7,152     $    0         0.00%
NOW ......................................        18,449           87          1.89%       17,718         84         1.90%
Savings and clubs ........................       143,875          924          2.57%      142,344        905         2.54%
Money market accounts ....................        21,441          173          3.23%       20,121        160         3.18%
Certificates of deposits .................        77,027          978          5.08%       75,158        951         5.06%
                                                --------     --------          -----     --------     ------         -----
Total deposits ...........................       269,412        2,162          3.21%      262,493      2,101         3.20%
Borrowed money ...........................       104,439        1,532          5.87%       65,400      1,035         6.33%
                                                --------     --------          -----     --------     ------         -----
Total interest-bearing liabilities .......       373,851        3,694          3.95%      327,893      3,136         3.83%
                                                             --------                                 ------
Non-interest bearing liabilities .........           671                                    4,365
                                                --------                                 --------
Total liabilities ........................       374,522                                  332,258
Stockholders' equity .....................        35,058                                   34,801
                                                --------                                 --------
Total liabilities & stockholders' equity .      $409,580                                 $367,059
                                                ========                                 ========
Net interest income ......................                   $  3,237                                 $2,634
                                                             ========                                 ======
Interest Rate Spread .....................                                     3.23%                                  2.90%
                                                                               ====                                   ====
Net interest margin ......................                                     3.35%                                  3.07%
                                                                               ====                                   ====
Ratio to average interest-
 earning assets to average ...............
Interest-bearing liabilities .............                                   103.15%                                103.20%
                                                                             ======                                 ======

(1) INCLUDES NON-ACCRUAL LOANS.
(2) INCLUDES FHLB STOCK AND FAIR VALUE OF INVESTMENTS AVAILABLE FOR SALE OF $2.1 MILLION AT DECEMBER 31, 1997.
(3) INCLUDES FAIR VALUE OF MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE OF $32.8 MILLION AT DECEMBER 31, 1997.

                                                                 NINE MONTHS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                                   1997                                 1996
                                             --------------------------------------------------------------------------------
                                                 ANNUALIZED                                ANNUALIZED
                                                  AVERAGE        QUARTERLY     AVERAGE      AVERAGE      QUARTERLY    AVERAGE
                                                  BALANCE        INTEREST     YIELD/COST    BALANCE      INTEREST     YIELD/COST
ASSETS                                                                  (Dollars in thousands)
Loan (1) ..................................       $236,903       $ 13,490       7.59%       $ 89,641      $ 5,558        8.27%
Investment Securities (2) .................         14,086            699       6.62%         90,540        3,714        5.47%
Mortgage-backed Securities (3) ............        133,822          6,490       6.47%        158,157        7,659        6.46%
Federal Funds Sold ........................          4,910            196       5.32%          6,308          259        5.47%
                                                  --------       --------     ------        --------      -------       -----
Total Interest-earning Assets .............        389,721         20,875       7.14%        344,646       17,190        6.65%
                                                                 --------                                 -------
Non Interest Earning Assets ...............         23,102                                    21,644
                                                  --------                                  --------
Total Assets ..............................       $412,823                                  $366,290
                                                  ========                                  ========

INTEREST-BEARING LIABILITIES
Deposits ..................................
DDA .......................................       $  8,364       $      0       0.00%       $  6,790      $     0        0.00%
NOW .......................................         18,521            265       1.91%         17,622          249        1.88%
Savings and clubs .........................        144,576          2,709       2.50%        142,765        2,666        2.49%
Money market accounts .....................         21,525            521       3.23%         20,173          490        3.24%
Certificates of deposits ..................         76,626          2,962       6.08%         73,938        2,877        5.19%
                                                  --------       --------     ------        --------      -------       -----
Total deposits ............................        269,612          6,457       3.19%        261,288        6,283        3.21%

Borrowed money ............................        107,162          4,885       6.08%         73,310        3,118        5.67%
                                                  --------       --------     ------        --------      -------       -----
Total interest-bearing liabilities ........        376,774         11,342       4.01%        334,598        9,401        3.75%
                                                                 --------                                 -------
Non-interest bearing liabilities ..........          1,301                                     3,247
                                                  --------                                  --------
Total liabilities .........................        378,075                                   331,454
Stockholders' equity ......................         34,748                                    34,836
                                                  --------                                  --------
Total liabilities & stockholders' equity ..       $412,823                                  $366,290
                                                  ========                                  ========
Net interest income .......................                      $  9,533                                 $  7,789
                                                                 ========                                 ========

Interest Rate Spread ......................                                     3.13%                                   2.90%
                                                                              ======                                   =====

Net interest margin .......................                                     3.26%                                   3.01%
                                                                              ======                                   =====

Ratio to average interest-
 earning assets to average ................
Interest-bearing liabilities ..............                                   103.44%                                  103.00%
                                                                              ======                                   ======


(1)INCLUDES NON-ACCRUAL LOANS.
(2)INCLUDES FHLB STOCK AND FAIR VALUE OF INVESTMENTS AVAILABLE FOR SALE OF $2.1 MILLION AT DECEMBER 31, 1997.
(3)INCLUDES FAIR VALUE OF MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE OF $32.8 MILLION AT DECEMBER 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

GENERAL
      The Company reported net income for the three months ended December 31, 1997 of $301,000, compared to net income of $152,000 for the three months ended December 31, 1996. The increase in net income was due to increases in net interest income and non-interest income, offset by an increase in interest expense, the provision for loan losses, and non-interest expense.

INTEREST INCOME
      Interest income increased by $1.1 million or 20.12% to $6.9 million for the three months ended December 31, 1997 compared to $5.8 million for the three months ended December 31, 1996. The increase was primarily due to an increase in the average balance of interest earning assets of $43.4 million and a 45 basis point increase in the average yield on interest-earning assets to 7.18%, which is the result of the shift in assets from investment securities to loans.

      Interest income from loans receivable increased by $2.5 million, or 127.41%, to $4.6 million for the three months ended December 31, 1997 compared to $2.0 million for the three months ended December 31, 1996. This resulted from an increase of $142.1 million or 147.41`% in the average balance of loan receivables to $238.8 million for the three month period ended December 31, 1997 compared to $96.4 million for the three month period ended December 31, 1996, partly offset by a decrease of 69 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of loan purchases made during the fourth quarter of fiscal 1997, combined with additional purchases made during fiscal 1998. The decline in the average yield on the loan portfolio reflects the purchase and origination of lower yielding one-to-four family adjustable rate loans.

      Interest income from mortgage-backed securities decreased $375,000, or 15.30%, to $2.1 million for three months ended December 31, 1997 compared to $2.4 million for the three months ended December 31, 1996. This decrease is primarily attributable to a decrease of $23.0 million or 15.34% in the average balance of mortgage-backed securities to $126.9 million. Income from debt and equity securities (investment securities) and other interest-earning assets decreased by $1.0 million, or 79.37%, to $269,000 for the three months ended December 31, 1997 compared to $1.3 million for the same period last year. The decrease in income is attributable to a $75.7 million or 85.55% decrease in the average balance of investment securities to $16.0 million for the three months ended December 31, 1997 compared to $91.7 million for the three months ended December 31, 1996, and a decrease in the average yield of 29 basis points on the remaining investment securities.

INTEREST EXPENSE
      Interest expense increased by $559,000 or 17.93% to $3.7 million for the three months ended December 31, 1997 compared to $3.1 million for the same period in 1996. Interest expense on deposits increased by $62,000 or 2.94% to $2.2 million for the three months ended December 31, 1997 compared to $2.1 million for the three months ended December 31, 1996. The increase was primarily due to an increase in the average deposit balances of $6.9 million or 2.63% to $269.4 million from 262.5 million and an increase in the cost of deposits of 1 basis point. Interest expense on FHLB advances and other borrowings increased by $497,000 or 48.05% to $1.5 million for the quarter ended December 31, 1997 compared to $1.0 million, for the same period last year. The increase resulted from an increase in the average balance of other borrowings of $39.0 million or 59.79% to $104.4 million compared to $65.4 million for the same period last year, offset in part by a decrease in the average cost of other borrowings of 46 basis points to 5.87%. The additional borrowings were primarily used to fund a portion of the loan purchases completed in fiscal 1998, as well as, loan originations for the three months ended December 31, 1997.

NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES
      Net interest income increased $602,000 or 22.85%, to $3.2 million for the three months ended December 31, 1997 compared to $2.6 million for the three months ended December 31, 1996. The increase in net interest income is attributable to a $1.2 million, or 20.12%, increase in interest income which was partially offset by a $559,000, or 17.83% increase in interest expense.

      The Company's interest rate spread increased by 32 basis points to 3.22% for the three months ended December 31, 1997 compared to 2.90% for the three months ended December 31, 1996. The Company's net interest margin increased by 28 basis point to 3.35% for the three months ended December 31, 1997 compared to 3.07% for the three months ended December 31, 1996. The increase in interest rate spread and net interest margin is attributable to an increase in the average yield on interest earning assets due to a substantial increase in the average balance of loans, offset in part by an increase in the cost of interest bearing liabilities due to an increase in the average balance of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased to 103.15% for the three months ended December 31, 1997 from 103.20% for the three months ended December 31, 1996.

PROVISION FOR LOAN LOSSES
      The Bank provided $281,000 for loans losses for the three months ended December 31, 1997, compared to $51,000 for the three months ended December 31, 1996. The provision was increased in part to reflect the growth in the loan portfolio during the quarter and in part to maintain the allowance for loan losses at an adequate level consistent with the Company's policies.

As part of the Bank's determination of the adequacy of the allowance for possible loan losses, the Bank monitors its loan portfolio through two sub-committees of the Board of Directors, the Audit Committee and the Asset/Liability Management Committee. Both Committees meet monthly and the Audit Committee reviews individual loans and assesses risk relating to collectibility of these loans. The Audit Committee determines the adequacy of allowance for possible loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolio, delinquency levels, underlying collateral values and cash flow values.

 Carver serves as the lead lender for a construction loan for the development of 22 2-family units of affordable housing. The project is being developed under a New York City new homes program. The total development cost of the project is $4.8 million. The project has received a substantial subsidy from state and local housing agencies. The construction loan for the project is $2.9 million. The Bank holds a participation interest in the construction loan of $1.7 million (60%), of which $1.4 million has been disbursed, and has sold a non-recourse participation interest in the loan of $1.2 million (40%) to another New York area lender. At March 31, 1997, the loan was classified as an accruing loan contractually 90 days past due reflecting certain construction delays in connection with the completion of the project. At December 31, 1997, the loan was reclassified as substandard and the Bank established a specific reserve in the amount of 15% of its participation interest due to continuing delays in completing the project. At December 31, 1997, construction on the project was complete and the general contractor had applied for certificates of occupancy for the project. Carver, the participating lender, and a city agency are working closely with the general contractor to expedite receipt of the certificate of occupancy for the project and to deliver the homes which were under contract to purchase. At December 31, 1997 the Bank had committed to provide mortgage financing to ten (10) purchasers, and the developer jointly with the city agency had retained an established real estate professional to sell the remaining houses.

 At December 31, 1997, non performing loans totaled $7.0 million or 2.86% of total loans compared to $5.3 million at September 30, 1997 or 2.24% of total loans and $6.4 million or 3.23% of total loans at March 31,1997. The increase in non performing loans for the three month period reflects an increases of $1.6 million in non performing one-to-four family residential loans and $561,000 in non performing consumer loans, offset in part by a reduction of $523,000 in the aggregate balance of non performing multi-family/non residential loans. At December 31, 1997, Carver's allowance for loan losses was $2.9 million compared to $2.6 million at September 30, 1997 and $2.2 million at March 31, 1997, resulting in a ratio of allowance for loan losses to non-performing assets of 41.13% at December 31, 1997, compared to 48.33% at September 30, 1997 and 35.06% at March 31, 1997, and a ratio of allowance for loan losses to total loans of 1.18%, 1.08% and 1.11% respectively.

NON-INTEREST INCOME
      Non-interest income increased by $313,000, or 131.38%, to $550,000 for the three months ended December 31, 1997 compared to $238,000 for the three months ended December 31, 1996. The increase was primarily to 188,000 gain on sale of securities combined with increased fees from bank services charges and prepayment fees from the early repayment of mortgage loans.

NON-INTEREST EXPENSE
      Non-interest expense increased to $2.9 million for the three months ended December 31, 1997 compared to $2.6 million for the three months ended December 31, 1996. The increase in non-interest expense for the three months ended December 31, 1997 reflects an increase of: $323,000, or 35.21% in salaries and employee benefits and the funding of management incentive plans, $62,000 or 20.49% in equipment expense, $21,000 or 39.42% in advertising expense and $63,000 or 150.95% in legal expense. Non-interest expenses also reflect an increase of $74,000, or 8.34% in other expenses reflecting increased expenses for; loan origination staff of the Bank, service fees, telephone service, and contributions, offset in part by a decrease of $107,000 or 71.67% in federal deposit insurance premiums ("FDIC premiums") and $36,000 or 66.67% in the amortization of intangibles.

INCOME TAX EXPENSE
      Income tax expense for the three months ended December 31, 1997 was $268,000 compared to a $111,000 for the three months ended December 31, 1996. The Company's effective tax rate for the three months ended December 31, 1997 was 47.13%, the Company recovered taxes at a rate of 42.30% for the three months ended December 31, 1996.


COMPARISON OF OPERATING RESULTS FOR THE
NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

GENERAL
      The Company reported net income for the nine months ended December 31, 1997 of $940,000, compared to a loss of $520,000 for the nine months ended December 31, 1996. The loss for the nine months ended December 31, 1996 reflected a one time pre-tax assessment of $1.6 million for the recapitalization of the Savings Association Insurance Fund ("SAIF Assessment"). Net income for the nine month period ended December 31, 1996, before posting the SAIF assessment was $505,000. The increase in net income for the nine months ended December 31, 1997, as compared to net income for the nine months ended December 31, 1996 before posting the SAIF assessment, was due primarily to increased interest income, which was partially offset by increased interest expense, provision for loan losses, and non-interest expense.

INTEREST INCOME
      Interest income increased by $3.7 million or 21.43% to $20.9 million for the nine months ended December 31, 1997 compared to $17.2 million for the nine months ended December 31, 1996. The increase was primarily due to a $45.1 million increase in the average balance of interest earning assets to $389.7 million and a 49 basis point increase in the average yield to 7.14%, which is the result of the shift in assets from investment securities to loans.

      Interest income from loans receivable increased by $7.9 million, or 142.73%, to $13.5 million for the nine months ended December 31, 1997 compared to $5.6 million for the nine months ended December 31, 1996. This increase resulted from an $147.2 million or 1.64% increase in the average balance of loans receivable to $236.9 million for the nine month period ended December 31, 1997 compared to $89.6 million for the three month period ended December 31, 1996, partly offset by a decrease of 68 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of loan purchases made over the nine month period. The decline in the average yield on the loan portfolio reflects the purchase and origination of lower yielding one-to-four family adjustable rate loans.

      Interest income from mortgage-backed securities decreased $1.2 million, or 15.27%, to $6.5 million for the nine months ended December 31, 1997 compared to $7.7 million for the nine months ended December 31, 1996. This decrease is primarily attributable to a decrease of $24.3 million or 15.38% in the average balance of mortgage-backed securities to $133.8 million for the nine months ended December 31, 1997 compared to $158.2 million for the same period last year. Income from debt and equity securities (investment securities) and other interest-earning assets decreased by $3.1 million, or 77.49%, to $894,000 during the nine months ended December 31, 1997 compared to $4.0 million for the same period last year. The decrease in income is primarily attributable to a $76.5 million or 84.44% decrease in the average balance of investment securities to $14.1 million for the nine months ended December 31, 1997 compared to $90.5 million for the nine months ended December 31, 1996, offset in part by an 1.15% increase in the average yield of the remaining investment securities. The increase in the average yield is primarily due to the sale of approximately $72.0 of lower yielding investment securities in April of 1997.

INTEREST EXPENSE
      Interest expense increased by $1.9 million or 20.66% to $11.3 million for the nine months ended December 31, 1997 compared to $9.4 million for the nine months ended December 31, 1996. Interest expense on deposits increased by $174,000 or 2.77% to $6.5 million for the nine months ended December 31, 1997 compared to $6.3 million for the nine months ended December 31, 1996. The increase in interest on deposits was primarily due to an increase in the average deposit balance of $8.3 million to $269.6 million offset by a decrease in the cost of deposits of 2 basis points. Interest expense on FHLB advances and other borrowings increased by $1.7 million or 56.70% to $4.9 million for the quarter ended December 31, 1997 compared to $3.1 million, for the same period in 1996. The increases are due to an increase in the average balance of other borrowings of $33.9 million or 46.23% to $107.2 million and an increase in the average cost of other borrowings of 41 basis points to 6.08 The additional borrowings were primarily used to fund a portion of loan purchases for the nine months ended December 31, 1997.

NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES
      Net interest income increased $1.7 million or 22.36%, to $9.5 million for the nine months ended December 31, 1997 compared to $7.8 million for the nine months ended December 31, 1996. The increase in net interest income is attributable to a $3.7 million, or 21.43%, increase in interest income which was partially offset by a $1.9 million, or 20.66% increase in interest expense.

      The Company's interest rate spread increased by 23 basis points to 3.13% for the nine months ended December 31, 1997 compared to 2.90% for the nine months ended December 31, 1996. The Company's net interest margin increased by 25 basis point to 3.26% for the nine months ended December 31, 1997 compared to 3.01% for the nine months ended December 31, 1996. The increase in interest rate spread and net interest margin is attributable to an increase in the average yield on interest earning assets due to a substantial increase in the average balance of loans receivable, offset in part by an increase in the cost of interest bearing liabilities due to an increase in the average balance of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities increased to 103.44% for the nine months ended December 31, 1997 from 103.00% for the nine months ended December 31, 1996.

PROVISION FOR LOAN LOSSES
      The Bank provided $618,000 for loans losses for the nine months ended December 31, 1997, compared to $136,000 for the nine months ended December 31, 1996. The provision was increased in part to reflect the growth in the loan portfolio during the nine month period and in part to maintain the allowance for loan losses at an adequate level consistent with the Company's policies.

At December 31, 1997, non performing loans totaled $7.0 million or 2.86% of total loans compared to $5.3 million at September 30, 1997 or 2.24% of total loans and $6.4 million or 3.23% of total loans at March 31,1997. The increase in non performing loans for the nine month period reflects an increase in non performing consumer loans of $500,000 and an increase in non performing one-to-four family residential loans of $540,000 offset in part by a reduction of $523,000 in the aggregate balance of non performing multi-family and non residential loans. At December 31, 1997, Carver's allowance for loan losses was $2.9 million compared to $2.6 million at September 30, 1997 and $2.2 million at March 31, 1997, resulting in a ratio of allowance for loan losses to non-performing assets of 41.13% at December 31, 1997, compared to 48.33% at September 30, 1997 and 35.06% at March 31, 1997, resulting in a ratio of allowance for loan losses to total loans of 1.18%, 1.08% and 1.11% respectively.

NON-INTEREST INCOME
      Non-interest income increased by $372,000, or 43.82%, to $1.2 million for the nine months ended December 31, 1997 as compared to $848,000 for the nine months ended December 31, 1996. The increase was primarily due to gain on sale of securities combined with increased fees from bank services charges and prepayment fees from the early repayment of mortgage loans.

NON-INTEREST EXPENSE
      Non interest expense for the nine months ended December 31, 1997 was $8.4 million. Non interest expenses for the nine months ended December 31, 1996 was $9.2 million and reflected the one time pre-tax assessment of $1.6 million for the SAIF assessment. Non interest expense for the nine months ended December 31, 1996 before posting the SAIF assessment was $7.5 million.

The $854,00 or 11.32% increase in non-interest expenses for the nine months ended December 31, 1997, compared to same period last year before posting the SAIF assessment, was due primarily to an increase of: $556,000, or 18.76% in salaries and employee benefits and the funding of management incentive plans, $101,000 or 12.52% in equipment expense, $61,000 or 45.63% in advertising expense and $105,000 or 91.00% legal expense. Non-interest expenses also reflect an increase of $417,000, or 26.44% in other expenses reflecting increased expenses for: loan originations, service fees, telephone service, and contributions, offset in part by a decrease of $356,000 or 80.97% in federal deposit insurance premiums ("FDIC premiums"), $35,000 in the amortization of intangibles, and $49,000 or 5.75% reduction in occupancy expense.

INCOME TAX EXPENSE
      Income tax expense for the nine months ended December 31, 1997 was $791,000 compared to a recovery of $310,000 for the nine months ended December 31, 1996. The Company's effective tax rate for the nine months ended December 31, 1997 was 45.70%, the Company recovered taxes at a rate of 45.64% for the nine months ended December 31, 1996.

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

The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are year 2000 compliant. The Company believes that the cost associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      Not Applicable


PART II.  OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

              From time to time, the Company is a party to various legal proceedings incident to its business. At December 31, 1997, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

         The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District Court had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court. Carver believes that the allegations made in this action are without merit and intends to aggressively defend its interest with respect to such matter. On July 10, 1997, upon request of all counsel, the trial judge directed that discovery be completed by March 31,1998 and that the case be ready for trial in May of 1998.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                     None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                     None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     The Company's held its Annual Meeting, (the "Meeting") on August 21, 1997. The purpose of the meeting was to vote on the following proposals:

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

           ITEM 5.  OTHER INFORMATION

                     None

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K
                     (a)       Exhibit 11 - Computation of Earnings Per Share

                               Exhibit 27 - Financial Data Schedule

                     (b)       Reports on Form 8-K
                               None

SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 17, 1998                          CARVER BANCORP, INC.


                                        /s/ Thomas L. Clark, Jr.
                                        ________________________
                                        Thomas L. Clark, Jr.
                                        President and Chief Executive Officer





Date:  February 17, 1998               /s/ Walter T. Bond
                                        ________________________
                                        Vice President and
                                        Acting Chief Financial Officer

                                EXHIBIT INDEX



                     Exhibit 11 - Computation of Earnings Per Share

                     Exhibit 27 - Financial Data Schedule