Form 10-K
period 1998-03-31
CARVER BANCORP INC
filed 1998-07-14
CIK 1016178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT
     OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                        COMMISSION FILE NUMBER: 0-21487

                              CARVER BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-3904174
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
 75 WEST 125(TH) STREET, NEW YORK, NEW YORK                        10027
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1998, there were 2,314,275 shares of Common Stock of the registrant issued and outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $13 5/8 per share of the registrant's Common Stock on May 29, 1998) was approximately $28.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Holding Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company's telephone number is (212) 876-4747.

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

     Carver Federal was founded to provide an African-American operated institution where residents of under-served communities could invest their savings and obtain credit. Carver Federal's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Beginning in the fiscal year which ended on March 31, 1997, Carver began a restructuring of its balance sheet placing primary emphasis on increasing its whole loan portfolio through direct lending, as well as the purchase of whole loans and decreasing its investment in mortgage-backed and other investment securities (the "Restructuring"). As a result of this effort, Carver's loan portfolio has substantially increased as a percentage of total assets. Therefore, Carver's future earnings will likely be derived more from direct lending and purchase activities than from investing in securities. Carver is also continuing its strategy of growth by leveraging its strong capital position through increased average borrowings to fund increases in average interest-earning assets. Based on asset size as of March 31, 1998, Carver Federal is the largest minority-run financial institution in the United States.

LENDING ACTIVITIES

     General. Carver's principal lending activity is the origination of residential mortgage loans for the purpose of purchasing or refinancing one- to four-family and multi-family residential properties. Carver also originates or participates in loans for the construction or renovation of commercial property and residential housing developments and occasionally originates permanent financing upon completion. In addition, Carver originates consumer loans secured by deposits, second mortgages on residential property, or automobiles, as well as unsecured personal loans and occasionally originates loans secured by commercial and nonresidential real estate.

     During the past fiscal year Carver has continued to increase its lending activities with emphasis placed on mortgage lending. Carver has continued to originate fixed-rate, one- to four-family mortgage loans to service its retail customers. To compliment this activity and as part of Carver's overall strategy to increase its loan portfolio as a percentage of total assets, Carver has continued to engage in loan purchases during the past fiscal year. At the close of the twelve month period ended March 31, 1998 ("fiscal 1998"), one- to four-family mortgage loans totaled $188.8 million, or 66.85%, of Carver's total gross loan portfolio, multi-family loans totaled $49.3 million or 17.46% of the total gross loans, non-residential real estate loans totaled $12.8 million or 4.53% of total gross loans and construction loans totaled $16.0 million or 5.66% of total gross loans. Net loans receivable increased by $77.0 million or 38.92% to $275.0 million at March 31, 1998, compared to $197.9 million at March 31, 1997. During the past fiscal year Carver increased its consumer lending with primary focus on indirect auto loans. At March 31, 1998 gross consumer loans increased by $7.0 million or 94.63% to $15.5 million or 5.50% of gross loans of which $4.3 million were auto loans. Carver's net loan portfolio as a percentage of total assets increased to 62.95% at March 31, 1998 from 46.72% at March 31, 1997.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of Carver's loan portfolio by type of loan at the dates indicated. During fiscal 1998, multifamily real estate loans increased by $29.4 million to $49.3 million at March 31, 1998. This increase reflects the origination of approximately $31.2 million of multi-family real estate loans combined with the reclassification of approximately $7.0 million of loans formerly carried as non-residential offset by repayments of approximately $8.8 million. In addition, non-residential real estate loans decreased by $9.63 million or 42.94% during fiscal 1998, primarily reflecting the aforementioned reclassification. Student loans decreased by approximately $800,000 reflecting the sale of loans to the Student Loan Marketing Association. Other consumer loans (gross) increased by approximately $7.0 million or 94.63%. This increase primarily reflects a $1.7 million increase in personal loans and a $4.1 million increase in auto loans. See "Consumer Lending."

                                                                    AT MARCH 31,
                         ---------------------------------------------------------------------------------------------------
                                1998                 1997                1996                1995                1994
                         ------------------   ------------------   -----------------   -----------------   -----------------
                          AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                         --------   -------   --------   -------   -------   -------   -------   -------   -------   -------
                                                               (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to
    four-family........  $188,761    66.85%   $139,961    67.94%   $58,547    69.23%   $31,572    61.63%   $32,302    59.93%
  Multi-family.........    49,289    17.46      19,936     9.68      2,490     2.94      2,165     4.23      2,384     4.42
  Nonresidential.......    12,789     4.53      22,415    10.88     11,138    13.18      8,660    16.90      8,862    16.45
  Construction.........    15,993     5.66      14,386     6.98      6,971     8.24      3,179     6.21      3,932     7.30
Consumer and commercial
  business loans:
  Savings accounts.....       998      .35         955      .46      1,011     1.20      1,099     2.14      1,209     2.24
  Student..............       174      .06         975      .48      1,162     1.37      1,346     2.63      1,457     2.70
  Other(1).............    14,364     5.09       7,380     3.58      3,244     3.84      3,209     6.26      3,749     6.96
                         --------   ------    --------   ------    -------   ------    -------   ------    -------   ------
                         $282,368   100.00%   $206,008   100.00%   $84,563   100.00%   $51,230   100.00%   $53,895   100.00%
                                    ======               ======              ======              ======              ======
Add:
  Premium on loans.....     1,555                1,805                 882                 366                 537
Less:
  Loans in
    process(2).........    (4,752)              (6,854)             (1,406)             (1,853)             (1,911)
  Deferred fees and
    loan Discounts.....    (1,080)                (795)               (225)               (208)               (233)
  Allowance for loan
    Losses.............    (3,137)              (2,246)             (1,206)             (1,075)             (1,268)
                         --------             --------             -------             -------             -------
    Total..............  $274,954             $197,918             $82,608             $48,460             $51,020
                         ========             ========             =======             =======             =======

---------------
(1) Other loans include second mortgage, home equity, personal, auto, credit cards and commercial business loans.

(2) Represents undisbursed funds under construction loans.

     One- to Four-Family Residential Lending. Traditionally, Carver's lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Carver's market area. The Company periodically purchases portfolios of first mortgages on existing one- to four-family residences to augment originations. See "-- Purchases of Loans."

     Carver originates and purchases one- to four-family residential mortgage loans in amounts that range between $28,000 and $1,000,000 per loan. At March 31, 1998, $188.8 million, or 66.84%, of Carver's total loans were secured by one- to four-family residences. Carver's one-to four-family residential mortgage loan portfolio consisted of approximately 88.0% purchased loans and approximately 12.0% originated loans of which approximately 93.0% had adjustable rates and approximately 7.0% had fixed rates.

     Carver's one- to four-family residential mortgage loans generally are for terms of 25 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. Also, borrowers may refinance or prepay loans at their option without penalty.

     The Bank's lending policies generally limit the maximum loan-to-value ratio ("LTV") on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. The maximum LTV ratio on mortgage loans secured by non-owner-occupied properties is limited to 80%. Under a special loan program the LTV ratio may go to 100%. This special loan program consists of loans originated and sold to State of New York Mortgage Agency ("SONYMA") secured by detached single family homes purchased by first time home buyers.

     Carver's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to Federal National Mortgage Association ("Fannie Mae") or SONYMA in the secondary market. The Bank originates fixed-rate loans that qualify for sale, and from time to time has sold such loans, to Fannie Mae since 1993 and to SONYMA since 1984. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse, on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA. All loans, whether held in portfolio or serviced after sale, are serviced by an outside sub-servicer. At March 31, 1998, the Company, through its sub-servicer, was servicing approximately $4.3 million of loans for Fannie Mae and FHLMC.

     Carver offers one-year, three-year, five/one and five/three-year adjustable-rate, one- to- four-family residential mortgage loans. These loans are indexed to the weekly average rate on the one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually, one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the one-year adjustable-rate mortgage and five percentage points over the life of a three-year adjustable-rate mortgage.

     The retention of adjustable-rate loans in the Company's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. In order to mitigate such risk, the Bank qualifies borrowers at a rate equal to two percentage points above any discounted introductory rate on one year adjustable rate mortgage loans ("ARMs"), one percentage point above any discounted introductory rate on three-year ("ARMs") and at the discounted introductory rate on five/three ("ARMs"). In addition, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the adjustable-rate loans to fixed-rate. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

     Multi-Family Real Estate Lending. During fiscal 1998, multi-family real estate loans increased by $29.4 million or 147.24% to $49.3 million at March 31, 1998 compared to $19.9 million at March 31, 1997. See "--Loan Portfolio Composition." At March 31, 1998, multi-family loans totaled $49.3 million and comprised 17.35% of Carver's gross loan portfolio. The largest of such loans outstanding was a $4.2 million loan on a 230 unit, multi-family apartment building located in the Hempstead, Long Island, New York. This loan was performing at March 31, 1998. Carver increased its origination of multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as, shorter terms to maturity and repricing, than could be obtained from one- to four-family mortgage loans. The Bank has emphasized a highly competitive multi-family mortgage loan product, which has enabled the Bank to expand its presence in the multi-family lending market in the New York City area. Carver offers competitive rates with flexible terms which make the product very attractive. These factors have combined for substantial growth in this loan category. Multi-family property lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

     To obtain the highest asset quality in its multi-family lending activities Carver has established conservative underwriting guidelines. Carver originates the bulk of its multi-family residential mortgage loans for apartment buildings of 15 units or more and 5-10 unit owner occupied residential properties. Carver originates multi-family mortgage loans for smaller buildings on a case by case basis. Pursuant to regulation, Carver's maximum loan amount for an individual loan is $4.6 million. In many cases on five to ten unit properties, the Company requires that the borrower reside in the subject property. Carver's multi-family product guidelines require: a low LTV, typically not in excess of 65%, and in the case of 5-10 unit properties, the maximum LTV does not generally exceed 75%. The Bank requires a high debt coverage ratio ("DCR"), which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver's underwriting guidelines stipulate a minimum DCR of 1.30% for all multi-family loans. The product is designed for, and the Company seeks to lend to borrowers that are experienced in real estate management. On a case by case basis, the Company will consider loan requests from inexperienced borrowers who are purchasing a multi-family property as their primary residence. In these instances the borrowers are required to take a Bank approved property management course prior to closing.

     Carver originates multi-family mortgage loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period but require a balloon payment after the first five years. If a ballooning multi-family mortgage has performed according to the loan agreement and the property value has not decreased, Carver's practice is to extend an opportunity for the borrower to roll-over the outstanding balance at the current rate for another five-year period. The Bank on a case by case basis originates fifteen-year fixed rate loans.

     Commercial Real Estate Lending (Nonresidential). At March 31, 1998, non-residential real estate mortgage loans (including loans to churches) totaled $25.7 million, or 9.0% of the gross loan portfolio. At March 31, 1998, the largest non residential loan outstanding was a $4.0 million loan secured by an office building located in the New York City borough of Manhattan. This loan was performing at March 31, 1998. Carver's nonresidential real estate lending activity is predominantly loans for the purpose of refinancing of commercial office, retail space and churches in its immediate service area. Commercial (non-residential) lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the real estate project.

     Carver originates commercial (non residential) real estate first mortgage loans in its service area. These mortgages are predominantly on the well established larger office buildings and retail properties in the communities in which the Bank's offices are located. In certain instances Carver originates loans which are secured by mixed use real estate. In such cases, Carver requires that the borrower maintain some form of occupancy at the subject property, either in the form of operating their primary business from the subject property or residing in the subject property. Carver's maximum LTV on commercial real estate mortgage loans is 65%. The minimum DCR is 1.30%. The Bank requires properties must be managed and operated by an established professional commercial real estate property manager. In addition, Carver requires the assignment of rents of all tenants leasing in the subject property.

     Church Lending. Historically, Carver has been a New York City area leader in the origination of loans to churches. At March 31, 1998, permanent loans to churches totaled $5.5 million, or approximately 2.0% of the Bank's gross loan portfolio. These loans generally have 5-, 7- or 10-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 60% loan- to-value ratio. The largest permanent church loan was a $1.7 million loan to a church located in Mt. Vernon, New York. This loan was performing according to the terms of the loan at March 31, 1998. The Bank provides construction financing for churches and generally provides permanent financing upon completion. Under the Bank's current loan policy, the maximum loan amount for such lending is $1.0 million, but larger loan amounts are considered on a case by case basis. Loans to churches generally average approximately $310,000.

     Loans secured by real estate owned by religious organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the church's financial condition, limiting the size of such loans and establishing the quality of the collateral securing the loan. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. As a general matter, Carver will obtain a first mortgage on the underlying real property and personal guarantees of key members of the congregation and or key person life insurance on the pastor of the congregation and may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver's history. Management believes that Carver remains a leading lender to churches in its market area.

     Construction Lending. The Bank currently originates construction loans primarily for the construction of churches, multi-family buildings, planned residential developments, community service facilities and affordable housing programs. Carver also offers construction loans to qualified developers for construction of one- to four-family residences in the Bank's market area. The Bank does not lend to private developers for speculative single-family housing construction. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing commercial properties, except the loans generally provide for disbursement in stages during a construction period from 12 to 24 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum LTV of 70%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction loans generally require repayment in full upon the completion of construction, the Bank typically makes construction loans with the intent to convert to permanent loans following completion of construction.

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

     At March 31, 1998, the Bank had $16.0 (including $4.8 million of undisbursed funds) million in construction loans outstanding, comprising 5.66% of the Bank's gross loan portfolio. The largest construction loan was to a church for $2.0 million located in the New York City borough of Manhattan. At March 31, 1998, this loan was performing according to its terms. The second largest of such loans outstanding was a $1.8 million loan to a developer, secured by a residential development which contains 22 2-family homes which are substantially completed and ready for occupancy and are located in the New York City borough of Brooklyn. This loan was not performing at March 31, 1998. See "Asset Quality -- Nonperforming Assets."

     Consumer Lending. During fiscal 1998, Carver refocused and increased consumer lending through its wholly-owned subsidiary, CFSB Credit Corp. The Bank's consumer loans primarily consist of automobile loans, personal loans, home equity loans or second mortgages on single-family residences limited to 75% of the appraised value of the residence in the Company's market area and, to a lesser extent loans secured by deposit accounts at the Bank, government-guaranteed loans to finance higher education (most of which are sold in the secondary market). At March 31, 1998, the Bank had approximately $13.4 million in consumer loans, or 4.74% of the Bank's gross loan portfolio. Carver originates indirect automobile loans to consumers through Carver's agreements with automobile dealers. These loans are primarily secured by used automobiles. The interest rate on such loans varies according to the credit of the consumer, and range from 10-14 1/2%. The average term on such loans is 48 months. At March 31, 1998, the Bank had $4.3 million of such loans.

     Carver grants loans secured by deposits for up to 90% of the amount of the deposit. The interest rate on these loans generally is 10.00%, and interest is billed on a quarterly basis. These loans are payable on demand, and the deposit account must be pledged as collateral to secure the loan. The Bank originates unsecured personal loans based on, but not limited to, an analysis of the borrowers credit history, income, and ability to repay. At March 31, 1998 the Bank had $896,000 in unsecured personal loans or .32% of the Bank's gross loan portfolio.

     Carver has participated in the Federal Family Education Loan Program since 1964. The Bank's student loans are guaranteed by the New York Higher Education Service Corporation, an independent agency of the State of New York. At March 31, 1998, the student loan portfolio totaled approximately $174,000. During fiscal 1998 the Bank sold approximately $801,000 in student loans to the Student Loan Marketing Association to refocus on more profitable operations.

     On March 1, 1996, Carver began its credit card operations subsidiary, CFSB Credit Corp., issuing both secured, unsecured and business Visa-cards and MasterCard-cards. The interest rate on these credit cards is generally 4.50% above the Wall Street Journal Published Prime Lending Rate. As of March 31, 1998 the Bank had over 2,500 cards issued with lines of credit outstanding and an aggregate outstanding balance of $4.3 million. During the fourth quarter of fiscal 1998 the Bank discontinued the direct issuance of unsecured credit cards except for a limited number of credit cards which were issued based on applications received by the Bank prior to the decision of the Board of Directors. The Company continues to issue secured credit cards. See "Asset Quality -- Nonperforming Assets."

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

     Commercial Business Loans. The Bank also makes a limited number of commercial business loans, which may be secured in full by passbook and/or certificate of deposit accounts. In addition, other commercial business loans were granted that may be secured in part by government guarantees or other collateral. From time to time, on a case-by-case basis, the Bank also makes unsecured commercial business loans. At March 31, 1998, the Bank had approximately $2.1 million in commercial business loans outstanding, of which the largest loan was to a church for $600,000 secured in full by a $600,000 certificate of deposit. This loan was performing according to the terms of the loan at March 31, 1998. Other loans were granted to individual businesses under the SBA program for $411,000 which have an 80% federal government guarantee. See "Asset Quality -- Nonperforming Assets."

     Loan Processing and Approval. Carver loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive either salary, salary plus commission or commissions. Loan application forms are available at each of the Bank's offices. Carver also originates mortgage loans from its loan center located next to the Bank's St. Albans office.

     All applications are forwarded to the processing department located in the main office. Applications for all fixed-rate one- to four-family real estate loans are underwritten in accordance with Fannie Mae and SONYMA guidelines. All loan applications for other types of loans are underwritten in accordance with the Bank's own comparable guidelines.

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

     The Board of Directors has the overall responsibility and authority for general supervision of Carver loan policies. The Board has established written lending policies for the Bank. The Bank's Chief Lending Officer has authority to approve all consumer loans below $50,000, the President has authority to approve such loans below $100,000, and the executive committee of the Board of Directors must approve loans at or above $100,000. The managing director of CFSB Credit Corp. has authority to approve credit limits up to $50,000. All mortgage loans that conform to FANNIE MAE standards and limits can be approved by the Chief Lending Officer. The Management Lending Committee composed of the President, the Chief Lending Officer and the Acting Chief Financial Officer, approves non-conforming loans up to $750,000. Loans above $750,000 must be approved by the executive committee of the Board of Directors, and loans above $1,000,000 must be approved by the full Board of Directors. It has been management's experience that substantially all approved loans are funded.

     Originations and Sales of Loans. Originations of one- to four-family real estate loans are generally within the New York City metropolitan area, although Carver does occasionally fund loans to other surrounding areas. All such loans, however, satisfy the Company's underwriting criteria regardless of location. In fiscal 1998, Carver increased its emphasis on multi-family and non residential lending. The Bank continues to offer one-to-four family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either Fannie Mae or SONYMA to ensure subsequent sale in the secondary market as required to manage interest rate risk exposure.

     Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of a savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 1998, the Bank had no lending relationships in excess of the OTS loans-to-one-borrower limits.

     Purchases of Loans. To supplement its origination of one- to four-family first mortgage loans and consistent with its business strategy, during fiscal 1998, Carver purchased a total of $80.2 million performing one- to four-family adjustable rate mortgage loans which loans represented 28.40% of Carver's gross loan portfolio at March 31, 1998. The Company purchases loans in order to increase interest income and to manage its interest rate risk. Approximately $32.0 million were purchased for settlement on April 1, 1997 in connection with the Restructuring. The $80.2 million in performing one- to four-family adjustable rate mortgages purchased during the fiscal year consist of: $5.0 million of 1Year adjustable-rate mortgage loans ("ARMs"), $34.5 million of 3/1Year ARMs, $10.3 million of 5/1Year ARMs and $30.4 million of 7/1Year ARMs. The properties securing these loans are located in 34 states, none of which has loans secured by properties located therein in an amount in excess of 5% of Carver's total gross loan portfolio, with the exception of loans secured by properties located in California, which amount to approximately $61.4 million. At March 31, 1998, loans secured by properties located in California represented 21.74% of the Company's gross loans.

     The following table sets forth certain information with respect to Carver's loan originations, purchases and sales during the periods indicated.

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  One- to four-family.................................  $ 7,235    $ 8,103    $ 8,162
  Multi-family........................................   31,248     15,138      1,720
  Nonresidential......................................    3,300     16,855      1,953
  Construction........................................    4,226     11,207        828
  Consumer............................................    8,999      4,775        734
                                                        -------    -------    -------
  Total loans originated..............................  $55,008    $56,078    $13,397
                                                        =======    =======    =======
Loans purchased(1)....................................  $80,175    $83,026    $26,333
                                                        =======    =======    =======
Loans sold(2).........................................  $ 1,459    $    --    $ 1,948
                                                        =======    =======    =======

---------------
(1) Comprised solely of one- to four-family loans, with loans purchased with servicing released.

(2) Comprised of one- to four-family loans and student loans, with loans sold with servicing released.

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

     In an effort to reduce these risks, with its existing personnel and through the use of a quality control firm, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank although specific rates and terms may differ from those offered by the Bank. A Company officer monitors the inspection and confirms the review of each purchased loan. The Company is dependent on the seller or originator of the loans for ongoing collection efforts and collateral review. Carver also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement a series of warranties and representations as to the underwriting standards and the enforceability of the legal documents. The warrant and representations remain in effect for the life of the loan. Any misrepresentation must be cured within ninety (90) days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

     Interest Rates and Loan Fees. Interest rates charged by Carver on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by the Fannie Mae and SONYMA. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

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

     In addition to the foregoing fees, Carver receives fees for servicing loans for others, which in turn generally are subserviced for Carver by a third party servicer. Servicing activities include the collection and processing of mortgage payments, accounting for loan repayment funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. Loan servicing fees usually are charged as a percentage (usually, between 1/4% and
 3/8%) of the outstanding balance of the loans being serviced. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in the Company's market area.

     Loan Maturity Schedule. The following table sets forth information at March 31, 1998 regarding the dollar amount of loans maturing in Carver's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver's actual repayment experience to differ from that shown below.

                                                         DUE AFTER        DUE AFTER        DUE AFTER
                         DUE DURING THE YEAR ENDING      3 THROUGH        5 THROUGH        10 THROUGH       DUE AFTER
                                  MARCH 31,            5 YEARS AFTER    10 YEARS AFTER   20 YEARS AFTER   20 YEARS AFTER
                         ---------------------------     MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                          1999      2000      2001          1998             1998             1998             1998         TOTAL
                         -------   -------   -------   --------------   --------------   --------------   --------------   --------
                                                                    (DOLLARS IN THOUSANDS)
Real Estate loans:
  One- to
    four-family........  $ 9,632   $10,203   $ 6,700      $18,380          $ 4,359          $10,918          $128,569      $188,761
  Multi-family.........      125        59       591       34,280            6,650            7,316               269        49,289
  Nonresidential.......      216       783       437        3,699            3,165            4,489                --        12,789
  Construction.........   15,993        --        --           --               --               --                --        15,993
Consumer and commercial
  business loans:
  Savings accounts.....      998        --        --           --               --               --                --           998
  Student..............       --        --        --          174               --               --                --           174
  Other................    3,481     6,189     4,593           --               --               --                --        14,364
                         -------   -------   -------      -------          -------          -------          --------      --------
    Total..............  $30,446   $17,333   $12,321      $56,533          $14,174          $22,723          $128,838      $282,368
                         =======   =======   =======      =======          =======          =======          ========      ========

     The following table sets forth, at March 31, 1998, the dollar amount of loans maturing subsequent to the year ending March 31, 1999 which have predetermined interest rates and floating or adjustable interest rates.

                                                   PREDETERMINED     FLOATING OR
                                                       RATE        ADJUSTABLE RATES    TOTAL
                                                   -------------   ----------------   --------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family.............................     $33,439          $145,690       $179,129
  Multi-family...................................      47,596             1,568         49,164
  Nonresidential.................................          --            12,573         12,573
  Construction...................................          --                --             --
Consumer and commercial business loans:
  Savings accounts...............................          --                --             --
  Student........................................         174                --            174
  Other..........................................      10,859                23         10,882
                                                      -------          --------       --------
     Total.......................................     $92,068          $159,854       $251,922
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

ASSET QUALITY

     Nonperforming Assets. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver's sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days, and a late charge is imposed, if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days in default, a letter is mailed to the borrower requesting payment by a specified date. If a loan becomes 60 days past due, Carver seeks to make personal contact with the borrower and also has the collateral property inspected. If a mortgage becomes 90 days past due, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, management may pursue foreclosure or other appropriate action.

     When a borrower fails to make a payment on a consumer loan, immediately steps are taken by C.F.S.B. Credit Corp. sub-servicer to have the delinquency cured and the loan restored to current status. With the exception for indirect automobile loans, once the payment grace period has expired (10 days after the due date) a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If payment still has not been received, additional telephone calls are made by the 20th and 25th day of the delinquency. If a consumer becomes thirty days in default a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days past due a second letter goes to the borrower and the co-borrower (if any) demanding payment by a specified date outlining the seriousness of the problem. If the loan becomes 90 days in default a final warning letter is sent to the borrower and the co-borrower, and the account is placed for collection.

     If an indirect automobile loan borrower fails to make a payment on a loan, immediate steps are taken by C.F.S.B. Credit Corp's sub-servicer to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (10 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received the borrower is contacted by telephone, with a follow-up letter requesting payment. By the 25th day of the delinquency, if payment is not received, repossession efforts begin. Once the vehicle is repossessed, the borrower has a 30 day right of redemption. In order for the borrower to exercise this right, one of the following must occur:

          1. The borrower must make all delinquent payments plus two advance monthly payments, coupled with repossession and storage charges. In addition, the borrower must show proof that the vehicle is fully insured and that C.F.S.B. Credit Corp. is the loss payee.

          2. If C.F.S.B. Credit Corp. reasonably believes that something seriously affects the collectability of the monies owed under the installment loan note and the security agreement or the value of the collateral, the full unpaid balance plus accrued interest, late charges and other fees become immediately payable in order for the vehicle to be released to the borrower.

     The following table sets forth information with respect to Carver's nonperforming assets at the dates indicated. Loans generally are placed on non-accrual status when they become 90 days past due.

                                                                 AT MARCH 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis(1)
  Real estate
     One- to four-family......................  $1,134    $1,791(2) $  672    $  520    $1,027
     Multi-family.............................     258        --       478        --        --
     Nonresidential...........................      --       284       284       339       893
     Construction.............................   3,089       954       521       521        --
     Consumer and commercial..................   1,087       256        79       152       283
                                                ------    ------    ------    ------    ------
       Total..................................  $5,568    $3,285    $2,034    $1,532    $2,203
                                                ======    ======    ======    ======    ======
Accruing loans contractually past due 90 days
  or more:
  Real Estate
     One- to four-family......................   1,049       279         4        --        --
     Multi-family.............................      --       373        55        --        85
     Nonresidential...........................      --        --       217        --       291
     Construction.............................      --     2,069       611        --       992
     Consumer and commercial..................     226       400       334       208        57
                                                ------    ------    ------    ------    ------
       Total..................................  $1,275    $3,121    $1,221    $  208    $1,425
                                                ======    ======    ======    ======    ======
  Total of non-accrual and accruing 90 day
     past due loans...........................  $ 6843    $6,406    $3,255    $1,740    $3,628
                                                ------    ------    ------    ------    ------
Other nonperforming assets(3):
  Real estate:
     One- to four-family......................      82        82       285       273        50
     Multi-family.............................      --        --        --        --       140
     Nonresidential...........................      --        --        29        29        --
                                                ------    ------    ------    ------    ------
       Total other nonperforming assets.......      82        82       314       302       190
                                                ------    ------    ------    ------    ------
       Total nonperforming assets.............  $6,925    $6,488    $3,569    $2,041    $3,818
                                                ======    ======    ======    ======    ======
Non-accrual and accruing 90 day past due loans
  to total loans..............................    2.47%     3.15%     3.85%     4.20%     6.73%
Nonperforming assets to total assets..........    1.58%     1.53%     0.97%     0.56%     1.24%
Troubled debt restructurings(4):
  Real estate
     Multi-family and commercial..............  $  807    $  413    $   --    $1,468    $1,758
                                                ======    ======    ======    ======    ======

---------------
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may be designated as an accruing loan that is contractually past due 90 days or more or if in the opinion of management, the collection of additional interest is doubtful, the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 1998, gross interest income of $762,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the year if the loans had been current throughout the year. Instead, interest on such loans included in income during the period amounted to $285,000.

(2) Includes $1.1 million of participation interests in pools of one-to four-family mortgage loans. These pools where created by the Thrift Association Service Corporation ("TASCO"), a lending consortium formed by New York State thrift institutions to facilitate their participation in larger real estate development projects, in loans secured by low-income housing projects located in New York City.

(3) Other nonperforming assets represents property acquired by the Company in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(4) Troubled debt restructurings, as defined under Statement of Financial Accounting Standards ("SFAS") No. 15, are loans where the creditor has, for economic or legal reasons, granted concessions to the debtor that the creditor would not otherwise consider. At March 31, 1998, Carver had $807,000 in restructured loans. During the year ended March 31, 1998, the Bank would have recorded interest income of $93,000 on restructured loans had such loans been performing in accordance with the original terms. The Bank did not receive any interest income in accordance with the restructuring terms during fiscal 1998.

     During fiscal 1998, Carver experienced an increase in nonperforming assets. The increase is principally attributable to an increase in consumer and commercial loans accounted for as non-accruing coupled with an increase in one-to-four family loans accounted for as accruing contractually 90 days or more past due. Loans accounted for on a non-accrual basis increased by $2.3 million primarily due to the reclassification of one construction loan previously accounted for as an accruing loan contractually 90 days or more past due. Loans accounted for as accruing contractually 90 days or more past due decreased by $1.8 million primarily due to the aforementioned reclassification offset in part by an increase in one-to-four family mortgage loans. During fiscal 1998, non-accrual and accruing loans to total loans decreased from 3.15% at March 31, 1997 to 2.47% at March 31, 1998, in part reflecting Carver's increase in loans receivable during such period. See "Lending Activities -- General."

     During the fourth quarter of fiscal 1998 in response to an increase in non performing consumer loans, the Company resolved to discontinue the direct issuance of unsecured credit cards through the Bank's wholly-owned subsidiary, CFSB Credit Corp. During fiscal 1998 the Company established an allowance of $742,000 for the subsidiary and charged off approximately $368,000 in non performing loans. At March 31, 1998 the Bank maintained $374,000 specific allowance in connection with credit card lines. The Company has been proactive and instituted a reorganization of the consumer lending activities of the subsidiary. At March 31, 1998 the Bank was negotiating to sell the remaining credit card portfolio and enter into an agent bank relationship with an established credit card issuer and servicer.

     Carver serves as the lead lender for a construction loan for the development of 22 2-family units of affordable housing. The project is being developed under a New York City new homes program. The total development cost of the project is $4.8 million. The project has received a substantial subsidy from state and local housing agencies. The construction loan for the project is $2.9 million. The Bank holds a participation interest in the construction loan of $1.7 million (60%), of which $1.4 million has been disbursed, and has sold a non-recourse participation interest in the loan of $1.2 million (40%) to another New York area lender. At March 31, 1998, the loan was classified as non accruing reflecting certain construction delays in connection with the completion of the project. At March 31, 1998, construction on the project was more than 95% complete and there were 15 homes under contract of sale to prospective homeowners. Subsequent to March 31, 1998, the general contractor received certificates of occupancy for the 22 units and 4 homes have been delivered to purchasers resulting in a $416,000 reduction in the loan balance. Carver is in first position as a lien holder with an LTV based on the market value approach of 51% and believes that the remaining units will be sold and delivered. The Bank has established a specific reserve of 20% of the outstanding balance of the loan. Accordingly, Carver does not anticipate incurring a loss on the loan in excess of the provision.

     In 1991 Carver purchased an $893,000 participation in a $2.4 million loan to finance the first construction phase of a project to renovate a historic theater into office space. The lead lender on this project subsequently went into receivership with the FDIC and the FDIC assumed the lead position on the loan. The first phase of the renovation has been completed and leased out, the borrower is currently in bankruptcy and rents are being paid into the bankruptcy court. The balance of the loan had been written down to $413,000, and this amount was classified as non-accrual because it was not performing according to its terms. During fiscal 1997, Carver negotiated the purchase of the FDIC's interest in the loan for $395,000. At March 31, 1998, the Bank held a 100% interest in the total original loan of $2.4 million and carried it on the books at a value of $807,000. The Company is currently involved in legal action to vacate the stay placed by the bankruptcy court on the collateral in order to proceed with legal recourse which may include foreclosing on the property.

     Asset Classification and Allowances for Losses. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. At March 31, 1998, Carver Federal had $1.7 million of assets classified as substandard (including $82,000 of real estate acquired in settlement of loans), $3.9 million of assets classified as doubtful, and $870,000 of assets classified as loss. The aggregate of the aforementioned classifications and designations totaled $6.5 million, which represented 1.48% of the Bank's total assets and 21.02% of the Bank's tangible regulatory capital, at March 31, 1998.

     The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver's assets, will not require Carver to increase its loss allowance, thereby negatively affecting Carver's reported financial condition and results of operations.

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

     Carver reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan processing structure that relies upon an outside servicer, which generates a monthly report of delinquent loans. The Board of Directors of the Bank has designated the Internal Auditor to perform quarterly reviews of the Bank's asset quality and his report is submitted to the Board for review and approval prior to implementation of any classification. In originating loans, Carver recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Company's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver as a result of its purchased loans in such states. See "Purchases of Loans". Carver increases its allowance for loan losses by charging provisions for possible losses against the Company's income. General allowances are established by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Bank's loans taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. At the date of foreclosure or other repossession or at the date the Company determines a property is an impaired property, the Company transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. At March 31, 1998, the Bank held $82,000, net of loss allowance, in real estate acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. See
Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of Carver's allowance for loan losses for the periods indicated.

                                                             YEAR ENDED MARCH 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period................  $2,246    $1,206    $1,075    $1,268    $1,597
Loans charged-off(1)
  Real estate
     One- to four-family......................      --        --        --        43        21
     Multi-family.............................      --        --        --        --       276
     Commercial...............................      --       624        --       481        --
     Consumer.................................     367        75        --         3        52
                                                ------    ------    ------    ------    ------
       Total charge-offs......................     367       699        --       527       349
                                                ------    ------    ------    ------    ------
Recoveries:
  Construction................................      --        50        19        --         1
                                                ------    ------    ------    ------    ------
       Total recoveries.......................      --        50        19        --         1
                                                ------    ------    ------    ------    ------
Net loans charged-off/(Recoveries)............     367       649       (19)      527       348
                                                ------    ------    ------    ------    ------
  Provision for losses........................   1,259     1,689       150       334        19
                                                ------    ------    ------    ------    ------
  Balance at end of period....................  $3,138    $2,246    $1,206    $1,075    $1,268
                                                ======    ======    ======    ======    ======
  Ratio of net charge-offs to average loans
     outstanding..............................     .15%     0.69%       --%     1.06%     0.65%
Ratio of allowance to total loans.............    1.11%     1.09%     1.42%     2.10%     2.35%
Ratio of allowance to nonperforming loans.....   45.30%    35.06%    37.05%    61.79%    34.95%
Ratio of allowance to nonaccrual loans........   56.34%    68.37%    59.29%    70.17%    57.56%

---------------
(1) Loans are charged-off when management determines that they are uncollectible.

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                        AT MARCH 31,
                          ------------------------------------------------------------------------
                                 1998                  1997                  1996            1995
                          -------------------   -------------------   -------------------   ------
                                   PERCENT OF            PERCENT OF            PERCENT OF
                                    LOANS IN              LOANS IN              LOANS IN
                                      EACH                  EACH                  EACH
                                    CATEGORY              CATEGORY              CATEGORY
                                    TO TOTAL              TO TOTAL              TO TOTAL
                          AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                          ------   ----------   ------   ----------   ------   ----------   ------
                                                   (DOLLARS IN THOUSANDS)
Loans:
  Real estate
    One- to
      four-family.......  $1,691      53.91%    $1,065      47.40%    $ 165       69.23%    $ 165
    Multi-family........    400       12.75       264       11.76        75        2.94        75
    Nonresidential......    111        3.54       414       18.44       616       13.18       616
    Construction........    340       10.84       212        9.44        15        8.24        15
Consumer, commercial and
  other.................    596       18.97       291       12.96       335        6.41       204
                          ------     ------     ------     ------     ------     ------     ------
Total allowance for loan
  losses................  $3,138     100.00%    $2,246     100.00%    $1,206     100.00%    $1,075
                          ======     ======     ======     ======     ======     ======     ======

                                    AT MARCH 31,
                          --------------------------------
                             1995             1994
                          ----------   -------------------
                          PERCENT OF            PERCENT OF
                           LOANS IN              LOANS IN
                             EACH                  EACH
                           CATEGORY              CATEGORY
                           TO TOTAL              TO TOTAL
                            LOANS      AMOUNT     LOANS
                          ----------   ------   ----------
                               (DOLLARS IN THOUSANDS)
Loans:
  Real estate
    One- to
      four-family.......     64.80%    $ 231       63.97%
    Multi-family........      4.23        49        4.42
    Nonresidential......     16.90       782       16.44
    Construction........      6.20        15        7.30
Consumer, commercial and
  other.................      7.87       191        7.87
                            ------     ------     ------
Total allowance for loan
  losses................    100.00%    $1,268     100.00%
                            ======     ======     ======

MORTGAGE-BACKED AND RELATED SECURITIES

     Carver maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, FANNIE MAE and FHLMC participation certificates and collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. Government, while FANNIE MAE and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver's CMOs are primarily adjustable-rate CMOs issued by the Resolution Trust Corporation ("RTC"). Carver also invests in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

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

     The Bank seeks to avoid interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 1998 constituted 55.73% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

     The increased effort by Carver to originate and purchase loans has shifted the emphasis away from the use of mortgage-backed securities as the Company's primary interest earning asset. Over the last fiscal year repayments received from mortgage-backed securities have been reinvested in residential mortgage loans. This has resulted in a significant decrease in Carver's investment in mortgage-backed securities and a reduction in the percentage of mortgage-backed securities to total assets. At March 31, 1998, mortgage-backed securities constituted 27.32% of total assets, as compared to 46.42% at March 31, 1997, and 54.58% at March 31, 1996.

     The following table sets forth the carrying value of Carver's investments at the dates indicated.

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
HELD TO MATURITY
  GNMA.....................................................  $  8,855    $ 11,689    $ 13,297
  FANNIE MAE...............................................    36,685      41,344      46,246
  FHLMC....................................................    35,901      44,890      55,420
  SBA......................................................     1,770       2,249       2,603
  RTC......................................................     6,565       8,354      11,137
  FHLMC....................................................     1,340       1,690       1,703
  FANNIE MAE...............................................        --          --          --
  Other....................................................        --         637         699
                                                             --------    --------    --------
     Total CMOs............................................     7,905      10,681      13,539
                                                             --------    --------    --------
          Total Held to Maturity...........................    91,116     110,853     131,105
                                                             --------    --------    --------
AVAILABLE-FOR-SALE:
  GNMA.....................................................    15,192      16,907      23,058
  FANNIE MAE...............................................     8,541       9,176      10,433
  FHLMC....................................................     4,674       6,622       8,239
                                                             --------    --------    --------
     Total Available-for-Sale..............................    28,407      32,705      41,730
                                                             --------    --------    --------
          Total Mortgage-Backed Securities.................  $119,523    $143,558    $172,836
                                                             ========    ========    ========

---------------
(1) Equity securities were classified as available-for-sale at March 31, 1998, 1997 and 1996.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's mortgage-backed securities at March 31, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                       ONE TO FIVE YEARS    FIVE TO TEN YEARS    MORE THAN TEN YEARS     TOTAL INVESTMENT PORTFOLIO
                       ------------------   ------------------   --------------------   -----------------------------
                       CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE    CARRYING    MARKET    AVERAGE
                        VALUE      YIELD     VALUE      YIELD      VALUE      YIELD      VALUE      VALUE      YIELD
                       --------   -------   --------   -------   ---------   --------   --------   --------   -------
                                                           (DOLLARS IN THOUSANDS)
GMNA(1)..............  $    --       --%    $    --       --%    $ 24,047      6.61%    $ 24,047   $ 24,119    6.61%
FANNIE MAE(2)........       --       --       9,816     6.12       35,410      6.50       45,226     44,904    6.31
FHLMC(3).............    6,514     6.99       1,780     6.96       32,282      6.58       40,576     40,046    6.84
SBA..................       --       --          --       --        1,770      6.62        1,770      1,807    6.62
CMO:
  RTC................       --       --          --       --        6,564      6.60        6,564      6,447    6.60
  FHLMC..............    1,340     6.42          --       --           --        --        1,340      1,329    6.42
                       -------              -------              --------               --------   --------
    TOTAL............  $ 7,854              $11,596              $100,073               $119,523   $118,652
                       =======              =======              ========               ========   ========

---------------
(1) Includes $15.2 million in securities available for sale.

(2) Includes $8.5 million in securities available for sale.

(3) Includes $4.7 million in securities available for sale.

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

     During the fourth quarter of fiscal 1997, Carver sold a significant portion of its mutual fund portfolio. On April 1, 1997, the Bank sold the remaining $49.0 million that it held in mutual funds in order to purchase higher yielding mortgage loans pursuant to Carver's strategy to restructure the balance sheet. These actions were in accordance with the Company's investment strategy which was modified in the year ended March 31,1996 ("fiscal 1996") and fiscal 1997.

                                                                      AT MARCH 31,
                                                               --------------------------
                                                                1998     1997      1996
                                                               ------   -------   -------
                                                                     (IN THOUSANDS)
HELD TO MATURITY:
Debt securities:
  U.S. government and agency securities.....................   $   --   $ 1,675   $ 8,937
Other investments
  FHLB stock................................................    5,755     5,535     3,120
                                                               ------   -------   -------
     Total held to maturity.................................    5,755     7,210    12,057
                                                               ------   -------   -------
AVAILABLE FOR SALE:
Equity securities:
  Capstone Government Investment Fund.......................       --    49,008    63,619
  Federated ARMs Fund -- Institutional Shares...............       --        --     6,789
  Asset Management Fund Adjustable-Rate Mortgage Portfolio
     Share Funds............................................       --       100        99
  Common and preferred stocks...............................       --     2,050     2,090
Other investments:
  Federal funds sold........................................    3,000        --     6,800
                                                               ------   -------   -------
     Total available for sale...............................    3,000    51,158    79,397
                                                               ------   -------   -------
          Total investment securities.......................   $8,755   $58,368   $91,454
                                                               ======   =======   =======

---------------
(1) Equity securities were classified as available-for-sale at March 31, 1998, 1997 and 1996.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's investments at March 31, 1998.

                                    ONE YEAR OR LESS    ONE TO FIVE YEARS    TOTAL INVESTMENT PORTFOLIO
                                   ------------------   ------------------   ---------------------------
                                   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   MARKET   AVERAGE
                                    VALUE      YIELD     VALUE      YIELD     VALUE     VALUE     YIELD
                                   --------   -------   --------   -------   --------   ------   -------
                                                          (DOLLARS IN THOUSANDS)
U.S. government and Agency
  securities.....................   $   --       --%       $--       --%      $   --    $   --       --%
Federal funds sold...............    3,000     5.25        --        --        3,000     3,000     5.25
Equity securities................       --       --        --        --           --        --       --
Common and preferred stock.......       --       --        --        --           --        --       --
FHLB stock.......................    5,755     6.35        --        --        5,755     5,755     6.35
                                    ------                 --                 ------    ------
     Total investments...........   $8,755                 $0                 $8,755    $8,755
                                    ======                 ==                 ======    ======

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

  WEIGHTED                                                                         PERCENTAGE
   AVERAGE        MINIMUM                                    MINIMUM   AGGREGATE    OF TOTAL
INTEREST RATE       TERM                CATEGORY             BALANCE    BALANCE     DEPOSITS
-------------   ------------            --------             -------   ---------   ----------
                                                                      (IN THOUSANDS)
    2.23%       None          NOW Accounts                   $  500    $ 19,230        6.99%
    2.50        None          Savings and club                  300     145,448       52.91
    3.22        None          Money market savings accounts     500      21,496        7.82
      --        None          Other demand accounts             500       9,687        3.52
                                                                       --------      ------
                              Total Savings accounts                    195,861       71.25
                                                                       --------      ------
                              CERTIFICATES OF DEPOSIT
                              -----------------------------
    4.13        91 days       Fixed-term, fixed rate          2,500       2,199         .80
    4.58        182-365 days  Fixed-term, fixed rate          2,500      14,384        5.23
    5.33        1-2 years     Fixed-term, fixed rate          1,000      26,706        9.72
    5.36        2-3 years     Fixed-term, fixed rate          1,000      11,899        4.33
    4.40        3-4 years     Fixed-term, fixed rate          1,000          18         .01
    4.55        4-5 years     Fixed-term, fixed rate          1,000          11         .00
    5.77        5-10 years    Fixed-term, fixed rate            500      16,634        6.05
    5.80        30 days       Negotiable                     80,000       7,182        2.61
                                                                       --------      ------
                              Total Certificates of Deposit              79,033       28.75
                                                                       --------      ------
                              Total Deposits                           $274,894      100.00%
                                                                       ========      ======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver between the dates indicated.

                            BALANCE AT   PERCENTAGE                BALANCE AT   PERCENTAGE                BALANCE AT   PERCENTAGE
                            MARCH 31,     OF TOTAL     INCREASE    MARCH 31,     OF TOTAL     INCREASE    MARCH 31,     OF TOTAL
                               1998       DEPOSITS    (DECREASE)      1997       DEPOSITS    (DECREASE)      1996       DEPOSITS
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Savings and club..........   $145,448       52.91%      $2,495      $142,953       53.65%      $1,080      $141,873       55.21%
Money market savings......     21,496        7.82          418        21,078        7.91        1,634        19,444        7.57
NOW and demand accounts...     28,917       10.52        2,662        26,255        9.85        3,293        22,962        8.94
Certificates of deposit...     79,033       28.75        2,423        76,185       28.59        3,512        72,673       28.28
                             --------      ------       ------      --------      ------       ------      --------      ------
    Total deposits........   $274,894      100.00%      $8,423      $266,471      100.00%      $9,519      $256,952      100.00%
                             ========      ======       ======      ========      ======       ======      ========      ======

     The following table sets forth the average balances and interest rates based on month end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                       YEAR ENDED MARCH 31,
                                 -----------------------------------------------------------------
                                        1998                   1997                   1996
                                 -------------------    -------------------    -------------------
                                 AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                 BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                                 --------    -------    --------    -------    --------    -------
                                                      (DOLLARS IN THOUSANDS)
Non-interest-bearing demand....  $  8,625     0.00%     $  4,774     0.00%     $  4,761     0.00%
Savings and club...............   144,466     2.49       142,410     2.49       140,204     2.50
Certificates...................    76,990     5.13        74,583     5.15        74,060     5.36
Money market savings
  accounts.....................    21,514     3.22        20,398     3.23        18,770     3.19
NOW accounts...................    18,725     1.89        19,909     1.56        15,539     2.02
                                 --------               --------               --------
     Total.....................  $270,320               $262,074               $253,334
                                 ========               ========               ========

     The following table sets forth time deposits in specified weighted average interest rate categories as of the dates indicated.

                                                                AT MARCH 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
2%-3.99%..............................................  $    --    $     1    $ 1,686
4%-5.99%..............................................   78,958     61,674     58,950
6%-7.99%..............................................       75     14,510     12,037
8%-9.99%..............................................       --         --         --
                                                        -------    -------    -------
     Total............................................  $79,033    $76,185    $72,673
                                                        =======    =======    =======

     The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 1998.

                                                    AMOUNT DUE
                                  ----------------------------------------------
                                  LESS THAN                               AFTER
              RATE                ONE YEAR     1-2 YEARS    2-3 YEARS    3 YEARS     TOTAL
              ----                ---------    ---------    ---------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
2%-3.99%........................   $    --      $    --      $    --     $    --    $    --
4%-5.99%........................    23,765       26,704       11,899      16,590     23,765
6%-7.99%........................                      2                       73         75
                                   -------      -------      -------     -------    -------
     Total......................   $23,765      $26,706      $11,899     $16,663    $79,033
                                   =======      =======      =======     =======    =======

     The following table indicates the amount of Carver's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1998.

                                                               CERTIFICATES
                      MATURITY PERIOD                           OF DEPOSIT
                      ---------------                         --------------
                                                              (IN THOUSANDS)
Three months or less........................................     $ 3,678
Three through six months....................................       3,572
Six through 12 months.......................................       1,582
Over 12 months..............................................     $ 2,793
                                                                 -------
     Total..................................................     $11,625
                                                                 =======

     The following table sets forth Carver's deposit reconciliation for the periods indicated.

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Deposits at beginning of period............................  $266,471    $256,952    $248,446
Net increase (decrease) before interest credited...........      (173)      1,137         134
Interest credited..........................................     8,596       8,382       8,372
                                                             --------    --------    --------
Deposits at end of period..................................  $274,894    $266,471    $256,952
                                                             ========    ========    ========

     Borrowing. Savings deposits historically have been the primary source of funds for Carver's lending, investment and general operating activities. Carver is authorized, however, to use advances and securities sold under agreement to repurchase ("Repos") from the FHLB and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver is required to own stock in the FHLB and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are secured by Carver's stock in the FHLB and a blanket pledge of Carver's mortgage loan and mortgage-backed securities portfolios.

     One of the elements of Carver's investment strategy is to leverage the balance sheet by increasing the level of advances and Repos and investing borrowed funds into adjustable rate mortgage loans. The Bank seeks to match as closely as possible the term of borrowing with the repricing cycle of the mortgage loans on the balance sheet. To accomplish the leveraging objective the Bank increased borrowing during fiscal 1998 and reinvested the proceeds in primarily adjustable rate mortgages. At March 31, 1998, Carver had $36.7 million in advances and $87.0 million in securities sold under agreements to repurchase outstanding.

     The following table sets forth certain information regarding Carver's short-term borrowing at the dates and for the periods indicated:

                                                                      AT OR FOR THE
                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
FHLB advances...............................................  $36,742    $45,400    $25,400
Securities sold under agreements to repurchase..............   87,020     74,335     47,000
Weighted average rate paid at period end:
FHLB advances...............................................     5.82%      6.93%      6.84%
Securities sold under agreements to repurchase..............     5.85%      5.67%      5.60%
Maximum amount of borrowing outstanding at any month end:
FHLB advances...............................................  $39,744    $45,400    $62,400
Securities sold under agreements to repurchase..............   93,673     74,335     47,000
Approximate average amounts outstanding for period:
FHLB advances...............................................  $31,273    $26,250    $45,538
Securities sold under agreements to repurchase..............   78,310     42,398     25,654
Approximate weighted average rate paid during period (1):
FHLB advances...............................................     5.96%      6.05%      7.52%
Securities sold under agreements to repurchase..............     5.79%      5.61%      6.36%

---------------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings institution, Carver Federal is permitted to invest up to 2% of its assets in subsidiary service corporations plus an additional 1% in subsidiaries engaged in specified community purposes. At March 31, 1998, the net book value of the Bank's service corporations investments was $601,000 which includes Carver's investment in a captive insurance corporation.

     Carver Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly. On March 8, 1995, the Bank formed CFSB Realty Corp. as a wholly-owned subsidiary which holds real estate acquired through foreclosure pending eventual disposition. At March 31, 1998, this subsidiary had $317,000 in total capital and net operating expenses of $15,000.

     On September 19, 1996, the Bank formed CFSB Credit Corp., ("CCC") as a wholly-owned subsidiary to undertake Carver's credit card issuance. During the fourth quarter of fiscal 1997, the Bank transferred all consumer lending activities to CCC. During the fourth quarter of fiscal 1998, in response to delinquencies in the credit card portfolio the Board of Directors directed the discontinuance of the direct issuance of unsecured credit cards. At March 31, 1998, this subsidiary had negative equity of approximately $2,000 in total capital and net operating expense of $1,274,000, and a revolving line of credit of $15.0 million.

MARKET AREA AND COMPETITION

     General. The Company's primary market area for deposits consists of the areas served by its seven branches and the Bank considers its lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and Lower Westchester and Nassau Counties, New York. The Company has entered into on agreement to sell its branch located in Nassau County, New York. See "-- Branch Sale Agreement." Carver's branches are primarily located in economically disadvantaged areas of New York City which have traditionally been characterized by high unemployment, low income and low levels of home ownership. The majority of the Company's branches are located in areas where the number of persons below the poverty line is greater than 27% of the population and constitutes as much as 41% of the population in some areas according to 1990 census figures. The number of persons on some form of public assistance exceeds 30% of the population in these areas according to the same census. Although the New York metropolitan area enjoys a fairly diversified economy, the manufacturing base which has traditionally provided jobs to residents of the communities served by Carver has been steadily shrinking and the other sectors of the economy have failed to provide comparable employment opportunities.

     Although Carver's branches are located in areas that have been historically underserved by other financial institutions, Carver is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA"). Many of Carver's competitors have substantially greater resources than Carver and offer a wider array of financial services and products than Carver. At times, these larger commercial banks and thrifts may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with a larger presence in the New York market add to the challenges Carver faces in expanding its current market share. The Bank believes that it can compete with these institutions by offering a competitive range of services as well as through the personalized attention and community commitment which has always been Carver's hallmark.

     Branch Sale Agreement. On January 28, 1998, the Company announced that it had entered into a definitive agreement to sell the Bank's branch office located in Roosevelt, New York to City National Bank of New Jersey. The Roosevelt branch office is located in Nassau County and has deposits of approximately $10 million. Due to certain regulatory issues, the transaction, that was expected to close by March 31, 1998, has not yet been consummated.

EMPLOYEES

     As of March 31, 1998, Carver had 108 full-time equivalent employees, none of whom was represented by a collective bargaining agreement.

                           REGULATION AND SUPERVISION

GENERAL

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") administered by the FDIC, and it is a member of the FHLB. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

     Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on nonconforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 1998, the Bank's limit on loans to one borrower was $4.6 million. At March 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $4.2 million and the second largest borrower had an aggregate balance of $4.0 million.

     QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage backed and related securities, and consumer loans. At March 31, 1998, the Bank maintained approximately 81.88% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. In determining the amount of risk weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off balance sheet items by riskweights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, longterm perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses. The allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The OTS has adopted regulations to require a savings association to account for interest rate risk when determining its compliance with the risk-based capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of its total capital to account for any "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and offbalance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a change equal to half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     At March 31, 1998, the Bank met each of its capital requirements. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at March 31, 1998:

                                                               CAPITAL
                                                   BANK      REQUIREMENTS    EXCESS CAPITAL
                                                  -------    ------------    --------------
                                                               (IN THOUSANDS)
Tangible capital................................  $30,201      $ 6,562          $23,639
Core capital....................................   30,249       13,124           17,125
Risk-based capital..............................   31,731       15,856           15,875

     A reconciliation between regulatory capital and GAAP capital at March 31, 1998 in the accompanying financial statements is presented below:

                                         TANGIBLE CAPITAL     CORE CAPITAL    RISK BASED CAPITAL
                                         -----------------    ------------    ------------------
                                                             (IN THOUSANDS)
GAAP capital...........................       31,434             31,434             31,434
Unrealized loss on securities
  available-for-sale, net..............           13                 13                 13
General valuation allowances...........           --                 --              1,522
Qualifying intangible assets...........                              48                 48
Goodwill...............................       (1,246)            (1,246)            (1,246)
Excess of net deferred tax.............           --                 --                 --
Assets required to be deducted.........           --                 --                (40)
                                              ------             ------             ------
Regulatory capital.....................       30,201             30,249             31,731
                                              ======             ======             ======
Minimum cap requirement................

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cashout merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by half its "surplus capital ratio" (the excess capital over its fully phased in capital requirements) at the beginning of the calendar year, or
(b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action."

     The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowing for the preceeding calendar quarter or the balance of such items at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended March 31, 1998 was 12.26%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During fiscal 1998, the Bank paid an assessment of $122,000.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986 (the "Code"), which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

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

     Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

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

     Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "Regulation of Federal Savings Associations -- Capital Requirements."

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

     Pursuant to FDICIA, the FDIC established a new risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's annual assessment rate for the first half of 1998 was 0.00% of deposits. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0648%, for the quarterly period beginning on October 1, 1997, the annual rate was 0.0622%, and the rate of assessment for the period ended March 31, 1998 was 0.0622%.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters. However, the current version of bank modernization legislation, The Financial Services Act of 1998, H.R. 10, which was passed by the U.S. House of Representatives in May 1998 and is currently being considered by the U.S. Senate, does not require thrift institutions to convert to bank charter.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowing) from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 1998, of $5.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all longterm advances may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLB paid dividends to the Bank of $358,000 for the twelve months ended March 31, 1998 and dividends of $182,000 for the prior fiscal year. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the Federal Reserve Board's regulations pursuant to which depositary institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the Federal Reserve Board may adjust between 8% and 12%. The Federal Reserve Board regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterestbearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Holding Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable-year ending March 31st, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Holding Company.

     Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of March 31, 1997.

     Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of March 31, 1998, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

     The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

     Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items. Only 90% of

AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

     Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1997 and before January 2009.

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

STATE AND LOCAL TAXATION

     State of New York. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State tax rate for fiscal years 1997 and 1998 was 10.755% and 10.53%, respectively (including Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

     New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

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

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Thomas L. Clark, Jr. .....................  54     President and Chief Executive Officer,
                                                   Director
Howard R. Dabney..........................  55     Senior Vice President and Chief Lending
                                                   Officer
Raymond L. Bruce..........................  46     Senior Vice President, Corporate Counsel
                                                   and Corporate Secretary
Walter T. Bond............................  39     Vice President and Acting Chief Financial
                                                   Officer
Guy Brea..................................  56     Vice President and Branch Operations
                                                   Coordinator

     THOMAS L. CLARK, JR., is currently President and Chief Executive Officer, a position he assumed on February 1, 1995. Mr. Clark is also a member of the Bank's Board of Directors. Prior to assuming his current position, Mr. Clark was employed by the New York State Banking Department from 1976 until 1995 and from 1987 until 1995, served as Deputy Superintendent of Banks for New York State Banking Board. In addition, Mr. Clark serves on the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York; as Chairman of the Community Investment and Affordable Housing Committee of the Community Bankers of New York State and Chairman of the American League of Financial Institutions, the national trade association representing minority savings institutions, (based in Washington, D.C.); Mr. Clark also serves on the Boards of Directors of the New York City Partnership and Chamber of Commerce, Inc., and the New York City Housing Partnership, and is a member of the Advisory Board of Small Business Development Centers of New York State.

     HOWARD R. DABNEY is Senior Vice President and Chief Lending Officer of the Bank, formerly, Vice President/Loan Officer positions he has held since joining the Bank in 1982. Mr. Dabney currently serves on the board of directors of the Latimer Wood Economic Development Corporation and on the advisory board of Bridge Street Community Development Center. He is a member of the Community Bankers Association of New York State (Mortgages and Real Estate Committee), Mortgage Bankers Association of America and Metropolitan Mortgage Officers Society of New York.

     RAYMOND L. BRUCE, ESQ. is Senior Vice President, Corporate Counsel and Corporate Secretary, and oversees the Bank's litigation, contracts, compliance and other legal concerns. Prior to joining Carver in April of 1995, Mr. Bruce was an Assistant Counsel at the New York State Banking Department (from 1992 to
1995), which is responsible for regulating New York State-chartered banking organizations. From 1988 to 1992, Mr. Bruce served as Counsel both to Assemblyman Herman D. Farrell, Jr. (then Chairman to the Assembly Banks Committee) and to the New York State Assembly Banks Committee. There, he was responsible for the planning, development and management of New York State legislation which addressed an assortment of critical issues in the banking industry. Mr. Bruce is a member of the Banking Committee of the Association of the Bar of the City of New York and a member of the Regulatory Committee of the Community Bankers Association of New York State. In addition, he is an Advisor to the Tioga-Carver Community Foundation.

     WALTER T. BOND is Vice President and Acting Chief Financial Officer. Mr. Bond joined the Bank in February 1993, as Assistant Vice President, Mortgage Lender. Mr. Bond was assigned to the position of Investment Officer in November 1995 and promoted to his current position in September 1997. Mr. Bond is Chairman of the Bank's Investment Committee and serves as the Company's Investor Relations Officer. Mr. Bond is a member of the New York Society of Securities Analyst and the Financial Managers Society.

     GUY BREA is the Vice President and Branch Operations Coordinator. Mr. Brea joined the Bank in December 1972 as a Management Trainee. Since 1972 he has managed various branch offices of the Bank. Mr. Brea was promoted to Assistant Vice President, Branch Coordinator in April 1981 and in that capacity has overseen the acquisition of various branches, changes of systems and the development of various new products and services. Mr. Brea also serves as the Bank's security director and fraud prevention officer. Mr. Brea serves on the Community Bankers' Association of the New York State Bank Operations Committee and the Group IV, V, VI Depositor Service Committee.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information regarding Carver's offices and other material properties at March 31, 1998.

                                                                 LEASE         NET BOOK
                                          YEAR    OWNED OR    EXPIRATION       VALUE AT
                                         OPENED    LEASED        DATE       MARCH 31, 1998
                                         ------   ---------   -----------   --------------
                                                  (DOLLARS IN THOUSANDS)
MAIN OFFICE:
75 West 125th Street                      1996      Owned            --        $ 7,987
New York, New York
BRANCH OFFICES:
2815 Atlantic Avenue                      1990      Owned            --            447
Brooklyn, New York
(East New York Office)
1281 Fulton Street                        1989      Owned            --          1,399
Brooklyn, New York
(Bedford-Stuyvesant Office)
1009-1015 Nostrand Avenue                 1975      Owned            --            694
Brooklyn, New York
(Crown Heights Office)
261 8th Avenue                            1964     Leased      10/31/04             --
New York, New York
(Chelsea Office)
115-02 Merrick Boulevard                  1982     Leased      02/28/11             --
Jamaica, New York
(St. Albans Office)
302 Nassau Road                           1985     Leased      06/30/05
Roosevelt, New York
(Roosevelt Office)
LOAN CENTER                               1997     Leased      11/30/97
49 Gramatan Ave.
Mt. Vernon, New York
(Mt. Vernon Loan Center)
                                                                               -------
          Total                                                                $10,527
                                                                               =======

     The net book value of Carver's investment in premises and equipment totaled approximately $11.5 million at March 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. At March 31, 1998, except as set forth below, there were no legal proceedings to which the Bank or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

     The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court. On July 10, 1997, upon request of all counsel, the trial judge directed that discovery be completed by March 31, 1998 and that the case be ready for trial in May of 1998. As of the date hereof, no trial date has been set by the court. Carver believes that the allegations made in this action are without merit and intends to aggressively defend its interest with respect to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET FOR THE COMMON STOCK

     The Common Stock is listed on the American Stock Exchange under the symbol "CNY." Prior to May 21, 1997, the Common Stock traded on the National Market of The Nasdaq Stock Market under the symbol "CARV." As of June 30, 1998, there were 2,314,275 shares of the Common Stock outstanding, held by approximately 1,200 holders of record. The following table shows the high and low per share sales prices of the Common Stock.

                     CLOSING SALES PRICE QUARTER ENDED (1)

                                HIGH    LOW
                                ----    ---
Year Ended March 31, 1998
First Quarter.................  $11 3/4 $ 9 5/8
Second Quarter................  $12 5/8 $12 3/8
Third Quarter.................  $17 5/8 $12 3/4
Fourth Quarter................  $15 1/8 $14 1/4

                                HIGH    LOW
                                ----    ---
Year Ended March 31, 1997
First Quarter.................  $ 9     $ 7 5/8
Second Quarter................  $ 9     $ 7 3/4
Third Quarter.................  $ 8 5/8 $ 7 3/4
Fourth Quarter................  $10 5/8 $ 8 1/4

---------------
(1) Prior to October 18, 1996, the prices indicated are for the common stock of Carver Federal Savings Bank. On that date, the Holding Company became the parent company of the Bank and each outstanding share of the Bank's common stock was converted into one share of the Holding Company's common stock.

     The Board of Directors declared Carver's first cash dividend of $0.05 (five cents) per share on June 17, 1997 for stockholders of record on July 2, 1997. The Board has not determined to establish a regular dividend at this time, but will review the Company's position after the quarter ended December 31, 1997, for the possible declaration of additional dividends. The timing and amount of future dividends will be within the discretion of Carver's Board of Directors and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

     The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its stockholders' equity would be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements, generally limit dividend payments in any year to the greater of
(i) 100% of year-to-date net income plus an amount that would reduce surplus capital by one-half or (ii) 75% of net income for the most recent four quarters. Surplus capital is the excess of actual capital at the beginning of the year over the institution's minimum regulatory capital requirement. For information concerning the Bank's liquidation account, see Note 2 of the Notes to Financial Statements.

     Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders, although the source of such dividends will be dependent on the net proceeds retained by the Holding Company and earnings thereon and may be dependent, in part, upon dividends from the Bank. The Holding Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            AT MARCH 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
FINANCIAL CONDITION DATA:
TOTAL AMOUNT OF:
Assets..............................  $437,458    $423,614    $367,657    $367,962    $308,507
Loans, net..........................   274,954     197,918      82,608      48,460      51,020
Mortgage-backed securities..........   119,523     110,853     131,105     181,134     153,843
Investment securities...............         0       1,675       8,937      18,035      12,018
Securities available for sale(1)....    28,407      83,863     114,328      93,328      71,572
Excess of cost over assets
  acquired..........................     1,246       1,456       1,669       1,899       2,141
Cash and cash equivalents...........    15,120       4,231      10,026      11,818       9,053
Deposits............................   274,894     266,471     256,952     248,446     252,474
Borrowed funds......................   124,946     121,101      73,948      82,318      39,930
Stockholders' equity................    35,534      33,984      34,765      34,801      14,170
NUMBER OF:
Deposit accounts....................    51,550      49,142      45,815      44,324      44,593
Offices.............................         7           7           8           8           8

                                                          YEAR ENDED MARCH 31,
                               --------------------------------------------------------------------------
                                  1998           1997             1996             1995           1994
                               ----------    -------------    -------------    -------------    ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income..............  $   27,828     $   22,847       $   23,529       $   19,750      $  17,464
Interest expense.............      15,019         12,483           13,594           10,532         10,167
                               ----------     ----------       ----------       ----------      ---------
Net interest income..........      12,809         10,364            9,935            9,218          7,297
Provision for loan losses....       1,260          1,690              131              334             19
                               ----------     ----------       ----------       ----------      ---------
Net interest income after
  provision for loan
  losses.....................      11,549          8,764            9,804            8,884          7,278
                               ----------     ----------       ----------       ----------      ---------
Non-interest income:
Gain (loss) on sales of
  asset......................         188           (927)              --               --          1,127
Other........................       2,163            845              608              576            565
                               ----------     ----------       ----------       ----------      ---------
Total non-interest income....       2,351            113              608              576          1,692
                               ----------     ----------       ----------       ----------      ---------
Non-interest expenses:
Loss on sale of foreclosed
  real estate................           0             38               77               34            159
Other........................      11,651         11,764            8,976            7,907          7,690
                               ----------     ----------       ----------       ----------      ---------
Total non-interest expense...      11,651         11,802            9,053            7,941          7,849
                               ----------     ----------       ----------       ----------      ---------
Income loss before income
  taxes, Extraordinary income
  and cumulative effect of
  change in accounting
  principle..................       2,249         (3,015)           1,359            1,519          1,121
                               ----------     ----------       ----------       ----------      ---------
Income taxes.................      (1,203)        (1,275)             606              674            613
                               ----------     ----------       ----------       ----------      ---------
Income loss before
  extraordinary income and
  cumulative effect of change
  in accounting principle....       1,046         (1,740)             753              845            508
Extraordinary income, net of
  income taxes...............          --             --               --               --            323
                               ----------     ----------       ----------       ----------      ---------
Income before cumulative
  effect of change in
  accounting principle.......       1,046         (1,740)             753              845            831
Cumulative effect of change
  in accounting principle....          --             --               --               --            252
                               ----------     ----------       ----------       ----------      ---------
Net income (loss)............  $    1,046     $   (1,740)      $      753       $      845      $   1,083
                               ==========     ==========       ==========       ==========      =========
Net (loss) income per common
  share......................        0.48          (0.80)      $     0.35       $   0.40(1)     $      NA
Weighted average number of
  common shares
  outstanding................   2,187,619      2,156,346        2,169,276        2,136,615             NA

---------------
(1) Historical net income per common share for fiscal 1995 is based on net income from October 24, 1994 (the date of the Bank's conversion to stock form) to March 31, 1995 was $0.17.24, 1994 (the date of the Bank's conversion to stock form) to March 31, 1995 was $0.17.

                                                        AT OR FOR THE YEAR ENDED MARCH 31,
                                                     -----------------------------------------
                                                     1998     1997     1996     1995     1994
                                                     -----    -----    -----    -----    -----
KEY OPERATING RATIOS:
Return on average assets(1)(2).....................    .25%   (0.47)%   0.21%    0.25%    0.35%
Return on average equity(2)(3).....................   3.00    (5.00)    2.16     3.61     7.88
Interest rate spread(4)............................   3.14     2.90     2.57     2.74     2.38
Net interest margin(5).............................   3.27     3.04     2.85     2.91     2.43
Operating expenses to average assets(2)(6).........   2.80     3.22     2.48     2.38     2.46
Equity-to-assets(7)................................   8.12     8.03     9.45     9.46     4.59
Efficiency Ratio(2)(8).............................  76.85    96.78    85.87    81.08    87.32
Average interest-earning assets to average
  Interest-bearing liabilities.....................   1.03x    1.04x    1.07x    1.05x    1.02x
ASSET QUALITY RATIOS:
Non-performing assets to total assets(9)...........   1.58%    1.52%    0.97%    0.56%    1.24%
Non-accrual loans and accruing loans 90 days or
  more past due to total loans.....................   2.47     3.11     3.85     3.39     6.73
Allowance for loan losses to total loans...........   1.11     1.09     1.42     2.10     2.35
Allowance for loan losses to non-performing
  loans............................................  45.30    35.06    37.05    61.79    34.95
Allowance for loan losses to non-accrual loans.....  56.34    68.38    59.29    70.17    57.56
Net loan charge-offs to average loans..............    .15     0.69     0.00     1.06     0.65

---------------
(1) Net income divided by average total assets.

(2) Excluding the SAIF assessment the return on average assets, return on average equity, operating expenses to average assets and net interest income to operating expenses for the fiscal year ended March 31, 1998 were (0.022%), (2.29%), 2.77% and 1.02x, respectively.

(3) Net income divided by average total equity.

(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5) Net interest income divided by average interest-earning assets.

(6) Non-interest expenses less loss on foreclosed real estate, divided by average total assets.

(7) Total equity divided by assets at period end.

(8) Efficiency ratio represents operating expenses divided by the sum of net interest income plus operating income.

(9) Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Carver's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Carver has undertaken a restructuring of its balance sheet and is now placing primary emphasis on its whole loan portfolio through the origination of loans, as well as the purchase of whole loans. As a result of this effort, the loan portfolio has substantially increased as a percentage of total assets. In addition, Carver is placing increased emphasis on the origination of consumer loans. Therefore, Carver's future earnings will be derived from direct lending and purchase activities replacing investing in securities. During fiscal 1998, Carver's net income was also increased by the generation of non-interest income, such as loan fees and service charges. In addition, net income is affected by the level of provision for loan losses, as well as operating expenses.

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

     As a result of the legislation, Carver's deposit insurance premium decreased by $356,000 or 73.94% to $126,000 for the twelve month period ended March 31, 1998 ("fiscal 1998") compared to $482,000 for the twelve month period ended March 31, 1997 ("fiscal 1997").

RESTRUCTURING OF BALANCE SHEET

     During fiscal 1998, Carver continued to pursue the strategy designed by the Board of Directors in December 1996 to reallocate the Company's assets by increasing loans and decreasing the Company's portfolio of investment securities (the "Restructuring").

     As a result of the Restructuring, the Company's loan portfolio increased by 140% from $82.6 million at March 31, 1996, to $197.9 million at March 31, 1997, an increase of $115.3 million. During fiscal 1998, the Company continued to reallocate assets into loans. At March 31, 1998 the loan portfolio totaled $275.0 million or 62.85% of total assets. Carver added approximately $1.6 million to its provisions for loan losses during the fourth quarter of fiscal 1997 and an additional $1.3 million during fiscal 1998 in order to maintain the allowance for loan losses at an adequate level consistent with the Bank's policies. At March 31, 1998, the allowance for loan losses as a percentage of total loans was 1.11% as compared to 1.09% at March 31, 1997. See "Comparison of Operating Results for the Years Ended March 31, 1998 and 1997 -- Provision for Loan Losses."

ASSET/LIABILITY MANAGEMENT

     Net interest income, the primary component of Carver's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. Management has sought to reduce Carver's exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans for its portfolio, investment in adjustable-rate and shorter-term mortgage-backed securities and the sale of all long-term fixed-rate loans originated into the secondary market. Carver Federal has also reduced interest rate risk through its origination and purchase of primarily adjustable rate mortgage loans. During fiscal year 1998, loan portfolio increased by $77.0 million, or 38.92%. The growth in the loan portfolio was funded primarily by matched funding from FHLB advances and reverse repurchase agreements. See "-- Restructuring of Balance Sheet."

DISCUSSION OF MARKET RISK -- INTEREST RATE SENSITIVITY ANALYSIS

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of the Company's interest-bearing liabilities and virtually all of the Company's interest-earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

     The Company seeks to manage its interest risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, there are a variety of factors which influence the repricing characteristics of any given asset or liability.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceed the amount of rate-sensitive assets. Generally, during a period of falling interest rates a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income, and during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a negative one-year gap equal to 5.54% of total rate-sensitive assets at March 31, 1998, as a result of which its net interest income could be adversely affected by rising interest rates, and positively affected by falling interest rates.

     The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 1998. Maturity repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                         THREE               OVER ONE
                                          OR      FOUR TO    THROUGH    OVER THREE   OVER FIVE    OVER
                                         LESS      TWELVE     THREE      THROUGH      THROUGH      TEN
MONTHS                                  MONTHS     MONTHS     YEARS     FIVE YEARS   TEN YEARS    YEARS     TOTAL
------                                  -------   --------   --------   ----------   ---------   -------   --------
                                                                  (DOLLARS IN THOUSANDS)
RATE-SENSITIVE ASSETS:
Loans.................................  $79,737   $ 57,740   $ 46,742    $ 38,493    $ 32,995    $19,247   $274,954
Federal Funds Sold....................  $ 3,000         --         --          --          --         --      3,000
Investment Securities(1)..............       --         --         --          --          --         --         --
Mortgage-Backed Securities............       --      6,506         --          --      11,585    101,432    119,523
Total.................................   82,737     64,246     46,742      38,493      44,580    120,679    397,477
RATE-SENSITIVE LIABILITIES:
Deposits..............................   30,238     46,731     57,728      38,486      60,477     41,234    274,894
Borrowings............................   27,700     64,320     31,000         373          --        369    123,762
Other Borrowings......................       --         --         --          --       1,184         --      1,184
Total.................................   57,938    111,051     88,728      38,859      61,661     41,603    399,840
Interest Sensitivity Gap..............  $24,799   $(46,805)  $(41,986)   $   (366)   $(17,081)   $79,076   $ (2,363)
Cumulative Interest Sensitivity Gap...  $24,799   $(22,006)  $(63,992)   $(64,358)   $(81,439)   $(2,363)        --
Ratio of Cumulative Gap to Total Rate-
  Sensitive Assets....................     6.24%     (5.54)%   (16.10)%    (16.19)%    (20.49)%    (0.59)%

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

                                                               ANNUAL PREPAYMENT RATE
                                                         ----------------------------------
                      COUPON RATE                        30-YEAR   15-YEAR   5-YEAR BALLOON
                      -----------                        -------   -------   --------------
6.50%..................................................    9.00%     8.00%       13.00%
7.00...................................................    9.00      9.00        16.00
7.50...................................................   11.00     11.00        19.00
8.00...................................................   13.00     14.00        25.00
8.50...................................................   16.00        --           --
9.00...................................................   20.00        --           --
9.50...................................................   25.00        --           --
10.00..................................................   28.00        --           --

     In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity, transaction accounts will decay at a rate of 37.00% in the first year and passbook accounts will decay at a rate of 17.00% in the first year, and money market accounts will reflect a 79.00% decay rate in year one.

     Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in Carver's portfolio contain conditions which restrict the periodic change in interest rate.

     The ratio of cumulative gap to total rate sensitivity assets was negative 5.54% at March 31, 1998 compared to negative 9.95% at March 31, 1997. Adjustable rate assets represented 65.96% of the Bank's total interest sensitive assets at March 31, 1998.

     NPV Analysis. As part of its efforts to maximize net interest income and manage the risks associated with changing interest rates, management uses the "market value of portfolio equity" ("NPV") methodology which the OTS has adopted as part of its capital regulations.

     Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in Net Interest Income ("NII") and NPV which would hypothetically occur if interest rates rapidly rise or fall all along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

     Presented below, as of March 31, 1998, is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                     NET PORTFOLIO VALUE         NPV AS % OF PV OF ASSETS
                ------------------------------   ------------------------
CHANGE IN RATE  $ AMOUNT   $ CHANGE   % CHANGE    NPV RATIO      CHANGE
--------------  --------   --------   --------   -----------   ----------
       +400 bp   38,137    (10,025)     (21)%        8.85       (189) bp
       +300 bp   42,534     (5,627)     (12)         9.73       (101) bp
       +200 bp   46,036     (2,125)      (4)        10.41        (34) bp
       +100 bp   48,128        (33)      --         10.78           4 bp
         -- bp   48,161                             10.74
      (100) bp   48,634        473       +1         10.79           5 bp
      (200) bp   50,044      1,882       +4         11.01          27 bp
      (300) bp   51,695      3,534       +7         11.28          54 bp
      (400) bp   54,299      6,138      +13         11.73          99 bp

                                                              3/31/98    12/31/97    3/31/97
                                                              -------    --------    -------
RISK MEASURES: 200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets...............   10.74%      9.43%       9.76%
Post-Shock NPV Ratio........................................   10.41       9.26        7.36
Sensitivity Measure; Decline in NPV Ratio...................   34 bp      17 bp      240 bp

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV

Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

                                          AT MARCH 31,                          YEAR ENDED MARCH 31,
                                       ------------------   -------------------------------------------------------------
                                              1998                      1998                            1997
                                       ------------------   -----------------------------   -----------------------------
                                                  AVERAGE                         AVERAGE                         AVERAGE
                                                   YIELD    AVERAGE                YIELD    AVERAGE                YIELD
                                       BALANCE     COST     BALANCE    INTEREST    COST     BALANCE    INTEREST    COST
                                       --------   -------   --------   --------   -------   --------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Loans(1).............................  $274,954    7.54%    $242,948   $18,311      7.54%   $ 94,346     7,844      8.31%
Investment Securities(2).............     5,795    7.04       12,117       671      5.54      85,040     4,742      5.25
Mortgage-Backed Securities(3)........   119,523    6.35      130,927     8,523      6.51     156,454     9,979      6.38
Federal Funds Sold...................     3,000    5.50        5,735       323      5.63       5,202       282      5.42
                                       --------    ----     --------   -------     -----    --------   -------    ------
Total Interest-earning assets........   403,272    7.16%     391,727    27,828      7.10     341,042    22,847      6.70
                                                                                                       -------
Non Interest Earning Assets..........    34,186               23,746                          25,453
                                       --------             --------                        --------
Total Assets.........................  $437,458             $415,473                        $366,495
                                       ========             ========                        ========
INTEREST-BEARING LIABILITIES:
Deposits
  DDA................................  $  9,687    0.00%    $  8,625   $     0      0.00%   $  4,774   $    --    $   --
Now..................................    19,230    2.23       18,725       354      1.89      19,909       311      1.56
Savings and Clubs....................   145,448    2.50      144,466     3,601      2.49     142,410     3,542      2.49
Money Market Accounts................    21,496    3.22       21,514       692      3.22      20,398       658      3.23
Certificate of deposits..............    79,033    5.24       76,990     3,949      5.13      74,583     3,844      5.15
                                       --------    ----     --------   -------     -----    --------   -------    ------
Total deposits.......................   274,894    3.24      270,320     8,596      3.18     262,074     8,355      3.19
Borrowed money.......................   124,946    5.87%     108,970     6,423      5.89      66,403     4,128      6.22
                                       --------    ----     --------   -------     -----    --------   -------    ------
Total interest-bearing Liabilities...   399,840    4.06%     379,290    15,019      3.96     328,477    12,483      3.80
                                                                       -------                         -------
Non-interest-bearing Liabilities.....     2,083                1,310                           3,239
                                       --------             --------                        --------
Total liabilities....................   401,923              380,600                         331,716
Stockholders' equity.................    35,535               34,873                          34,779
                                       --------             --------                        --------
Total liabilities and Stockholders'
  equity.............................  $437,458             $415,473                         366,495
                                       ========             ========                        ========
Net interest income..................                                  $12,809                         $10,364
                                                                       =======                         =======
Interest rate spread.................              3.10%                            3.14%                           2.90%
                                                   ====                            =====                          ======
Net interest margin..................                                               3.27%                           3.04%
                                                                                   =====                          ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities........................                                               1.03x                           1.04x
                                                                                   =====                          ======

                                           YEAR ENDED MARCH 31,
                                       -----------------------------
                                                   1996
                                       -----------------------------
                                                             AVERAGE
                                       AVERAGE                YIELD
                                       BALANCE    INTEREST    COST
                                       --------   --------   -------
                                          (DOLLARS IN THOUSANDS)
ASSETS:
Loans(1).............................  $ 58,136   $ 4,800      8.26%
Investment Securities(2).............    91,639     5,807      6.34
Mortgage-Backed Securities(3)........   188,136    12,217      6.49
Federal Funds Sold...................    11,949       705      5.90
                                       --------   -------     -----
Total Interest-earning assets........   349,860    23,529      6.73
                                                  -------
Non Interest Earning Assets..........    13,977
                                       --------
Total Assets.........................  $363,837
                                       ========
INTEREST-BEARING LIABILITIES:
Deposits
  DDA................................  $  4,761   $    --     $  --
Now..................................    15,539       314      2.02
Savings and Clubs....................   140,204     3,507      2.50
Money Market Accounts................    18,770       599      3.19
Certificate of deposits..............    74,060     3,970      5.36
                                       --------   -------     -----
Total deposits.......................   253,334     8,390      3.31
Borrowed money.......................    73,253     5,204      7.10
                                       --------   -------     -----
Total interest-bearing Liabilities...   326,587    13,594      4.16
                                                  -------
Non-interest-bearing Liabilities.....     2,230
                                       --------
Total liabilities....................   328,817
Stockholders' equity.................    35,020
                                       --------
Total liabilities and Stockholders'
  equity.............................  $363,837
                                       ========
Net interest income..................             $ 9,935
                                                  =======
Interest rate spread.................                          2.57%
                                                              =====
Net interest margin..................                          2.85%
                                                              =====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities........................                          1.07x
                                                              =====

---------------
(1) Includes non-accrual loans

(2) Includes FHLB stock and fair value of investments available for sale of $5.8 million at March 31, 1998.

(3) Includes fair value of mortgage-backed securities available for sale of 28.4 million at March 31, 1998.

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

                                                          YEAR ENDED MARCH 31,
                                        --------------------------------------------------------
                                               1998 VS. 1997                 1997 VS. 1996
                                            INCREASE (DECREASE)           INCREASE (DECREASE)
                                                  DUE TO                        DUE TO
                                        ---------------------------    -------------------------
                                        VOLUME     RATE      TOTAL     VOLUME    RATE     TOTAL
                                        -------    -----    -------    ------    -----    ------
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans...............................  $11,201    $(734)   $10,468    $3,013    $  31    $3,044
Investment securities(1)..............   (4,040)     (34)    (4,074)     (335)    (730)   (1,065)
  Mortgage-backed securities(1).......   (1,674)     219     (1,455)
  Securities..........................       --       --         --    (2,024)    (214)   (2,238)
Federal funds sold....................       30       11         41      (441)      18      (423)
                                        -------    -----    -------    ------    -----    ------
          Total interest-earning
            assets....................    5,517     (538)     4,979       213     (895)     (682)
                                        -------    -----    -------    ------    -----    ------
Interest-bearing liabilities:
  NOWs................................      (22)      68         45         4       (7)       (3)
  Savings and Clubs...................       52        0         52        49      (14)       35
  Money Market Accounts...............       36       (2)        34        66       (7)       59
  Certificate of Deposits.............      123      (15)       109       (92)      36       (56)
                                        -------    -----    -------    ------    -----    ------
          Total Deposits..............      189       51        239        27        8        35
  Borrowed money......................    2,507     (212)     2,295       638      438     1,076
                                        -------    -----    -------    ------    -----    ------
          Total interest-bearing
            liabilities...............    2,696     (162)     2,534       665      446     1,111
                                        -------    -----    -------    ------    -----    ------
Net change in net interest income.....  $ 2,821    $(376)   $ 2,445    $  878    $(449)   $  429
                                        =======    =====    =======    ======    =====    ======

---------------
(1) Includes securities available for sale.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND 1997

     At March 31, 1998 total assets increased by $13.8 million, or 3.27% to $437.5 million compared to $423.6 million at March 31, 1997. The increase in total assets was primarily attributable to increases in cash and equivalents, loans receivable net, and other assets which include accounts receivable, loan clearing accounts, offset in part by decreases in securities available for sale and mortgage-backed securities ("MBS") held to maturity. Securities held as available for sale decreased by $55.5 million, or 66.14%, to $28.4 million at March 31, 1998 compared to $83.9 million at March 31, 1997. The decrease was primarily due to the sale of $49.0 million of mutual funds, the maturity of investment securities, and the principal repayments on MBS securities held as available for sale. The balance of this portfolio at the end of fiscal 1998 consisted solely of mortgage-backed securities held as available for sale. Mortgage-backed securities held to maturity decreased by $19.7 million, or 17.8%, to $91.1 million at March 31, 1998, from $110.9 million at March 31, 1997, primarily due to principal repayments. Investment securities held to maturity decreased by $1.7 million due to the maturation of such securities; at March 31, 1998 the Bank held no securities in this category. Carver's loans receivable at March 31, 1998 increased by $77.0 million or 38.92% to $275.0 million compared to $197.9 million at March 31, 1997. In fiscal 1998, Carver Federal purchased $80.2 million of one- to four-family mortgage loans. These shifts in the Company's balance sheet reflect the ongoing Restructuring. See "Restructuring of Balance Sheet."

     Carver's total liabilities increased by $12.3 million, or 3.16%, to $401.9 million at March 31, 1998 compared to $389.6 million at March 31, 1997. The increase was due to a $8.4 million or 3.16% increase in total deposits coupled with a $3.8 million or 3.17% increase in total borrowings. At March 31, 1998, the Bank's Federal Home Loan Bank of New York ("FHLB") advances decreased by $8.7 million, or 19.07%, to $36.7 million, compared to $45.4 million at March 31, 1997. At March 31, 1998 securities sold under agreements to repurchase ("reverse repurchases") increased $12.7 million or 17.06%, to $87.0 million compared to $74.3 million at March 31, 1997. The Company reduced its FHLB advances and increased reverse repurchases to reduce the cost of borrowings. Carver used the additional borrowings to fund loan originations and loan purchases. During fiscal 1998, deposits increased from $266.5 million to $274.9 million primarily due to interest credited to depositors.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

  Net Income (Loss)

     The Company reported net income for the fiscal year ended March 31, 1998 of $1.0 million or $.48 per share, compared to a net loss of $1.7 million or $.80 per share for the fiscal year ended March 31, 1997.

     Earnings for fiscal 1997 were adversely affected by three unusual events. During the second quarter of fiscal 1997, Carver experienced a one time pre-tax assessment of $1.6 million for the recapitalization of the Savings Association Insurance Fund ("SAIF") pursuant to legislation which was enacted in September of 1996. During the fourth quarter of fiscal 1997, Carver experienced a one time pre-tax charge of $1.0 million as a result of the disposition of approximately $72 million of money market rate investment securities, or mutual funds. Carver's operating results for the year were also impacted by increases in net interest income, provision for loan losses, and non-interest expense.

  Interest Income

     Interest income increased by $5.0 million or 21.80% to $27.8 million for the twelve months ended March 31, 1998 compared to $22.8 million for the twelve months ended March 31, 1997. The increase in interest income was primarily attributable to a $50.7 million or 14.86% increase in average balance of interest earning assets to $391.7 million for the twelve months ended March 31, 1998 compared to $341.0 million for twelve months ended March 31, 1997, coupled with a 40 basis point increase in the yield on average interest earning assets to 7.10% the twelve months ended March 31, 1998 compared to 6.70% for the same period last year.

     The growth in total interest earning assets was concentrated interest income received from loans. Interest income on loans increased by $10.5 million, or 133.45%, to $18.3 million for the twelve months ended March 31, 1998 compared to $7.8 million for the same period last year. The increase in interest income from loans reflects a $148.8 million or 157.51% increase in the average balance of loans to $243.0 million at March 31, 1998 compared to $94.3 million at March 31, 1997 was partially offset by a 77 basis point decrease from 8.31% to 7.54% in the average yield on loans due to lower market rates of interest. Interest income on mortgage-backed securities held to maturity and MBS available for sale decreased by $1.5 million or 14.59% to $8.5 million for the twelve months ended March 31, 1998 compared to $10.0 million for the same period last year reflecting a decrease of $25.5 million in the average balance of total MBS and a three basis point decrease in the average yield on MBS. Interest income on investment securities decreased by approximately $4.1 million or 85.84% to $671,000 for the twelve months ended March 31, 1998 compared to $4.4 million for the same period last year. The decrease in interest income on investment securities is primarily due to $72.9 million or 85.75% decrease in the average balance of investment securities to $12.1 million for the twelve months ended March 31, 1998 compared to $85.0 million for the same period last year. The declines in the average balances of investment securities and MBS reflect the Company's strategy to shift assets into higher yielding loans.

  Interest Expense.

     Total interest expense increased by $2.5 million or 20.32% to $15.0 million for the twelve months ended March 31, 1998 compared to $12.5 million for the same period last year. The increase in interest expense reflects a $50.8 million or 15.47% increase in the average balance of interest bearing liabilities coupled with a 16 basis point increase in the average cost of such liabilities. This increase reflects the use of borrowings primarily to fund the origination and purchase of loans.

     Interest expense on deposits increased by $241,000 or 2.89% to $8.6 million for the twelve months ended March 31, 1998 compared to $8.4 million for the same period last year primarily due to an $8.2 million or 3.15% increase in the average balance of deposits to $270.3 million, offset in part by a 1 basis point decrease in the cost of deposits.

     Interest expense on borrowings increased by $2.3 million or 55.60% to $6.4 million for the twelve months ended March 31, 1998 compared to $4.1 million for the same period last year. The increase in interest expense on borrowings reflects a $42.6 million or 64.10% increase in the average balance of borrowings to $109.0 for the twelve months ended March 31, 1998 compared to $66.4 million for the same period last year partially offset by a 33 basis point decrease in the average cost of borrowings from 6.22% to 5.89%.

  Net Interest Income.

     Net interest income before provision for loan losses for the year ended March 31, 1998, increased $2.4 million, or 23.59%, to $12.8 million compared to $10.4 million for the same period last year. The increase was primarily attributable to a 24 basis point increase in the Company's interest rate spread for the twelve months ended March 31, 1998 to 3.14 % from 2.90%, coupled with a $50.7 million increase in the balance of average interest earning assets offset in part by a $50.8 million increase in the average balance of interest bearing liabilities. The Company's net interest margin increased by 23 basis points to
3.27 % from 3.04%, however, average interest-earning assets to interest-bearing liabilities decreased to 1.03x for the twelve months 1998, from 1.04x for the same period last year.

  Provision for Loan Losses.

     The provision for loan losses decreased by $430,000 to $1.3 million, for the year ended March 31, 1998, from $1.7 million for the year ended March 31, 1997. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non performing loans and assets and net charge offs. Non performing loans increased from $6.4 million at March 31, 1997 to $6.8 million at March 31, 1998 and net charge-offs decreased from $649,000 to $368,000 over the same period. The net effect of the increased provision and the charge-offs for fiscal 1998 was an increase in the allowance for loan losses from $2.2 million at March 31, 1997, to $3.1 million at March 31, 1998. The allowance for loan losses equaled 1.11% of the gross loan portfolio at March 31, 1998 compared 1.09% at March 31, 1997.

  Non-Interest Income.

     Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income increased by $2.2 million to $2.4 million for the twelve month period ended March 31, 1998 compared to $113,000 the twelve month period ended March 31, 1997. Non interest income for the period ended March 31, 1997 was reduced by approximately $927,000 as the result of a loss on the sale of securities related to the Restructuring. Non interest income increased by $1.3 million or 126.06% for the twelve month period ended March 31, 1998 compared to the same period last year before posting the loss on the sale of securities. The increase in non interest income reflects a gain of $184,000 on the sale of securities held as available for sale during the fourth quarter combined with an increase of $2.1 million in other income which consist of fees for banking services and products.

  Non-Interest Expense.

     Non interest expense for the twelve month period ended March 31, 1998 was $11.7 million. Non-interest expense for fiscal 1997, contained a one-time pre-tax assessment of $1.6 million for the recapitalization of SAIF, pursuant to the Funds Act. Excluding the SAIF assessment, total non-interest expense would have been $10.2 million for fiscal 1997. Non interest expense increased by $1.5 million or 14.71% for the twelve month period ended March 31, 1998 compared to the same period last year before posting the SAIF assessment. During the twelve month period ended March 31, 1998 the Company continued to invest substantially in improving its infrastructure. These investments encompassed upgrading technology, increasing staff and expanding marketing efforts. These investments increased operating expenses for the fiscal year 1998. Salaries and employee benefits for fiscal year 1998 increased by $694,000, or 17.17%, to $4.7 million from $4.0 million for fiscal 1997. This increase was primarily due to a general increase in staff, incentive compensation and ESOP expense. Equipment expense for fiscal 1998 increased by $167,000, or 15.35%, to $1.3 million from $1.1 million in fiscal 1997, reflecting the increased depreciation and maintenance cost for new furniture, fixtures and computers for Carver's headquarters and certain branches. Legal expenses increased by $214,000 or 136.54% to $371,000 for fiscal 1998 compared to $157,000 for fiscal 1997. Bank charges increased by $74,000 or 21.67% to $415,000 for fiscal 1998 compared to $341,000 for fiscal
1997. These increases in non-interest expenses were offset in part by a $356,000 or 73.94% decrease in deposit insurance premiums to $135,000 for fiscal 1998 compared to $482,000 for fiscal 1997.

  Income Tax Expense.

     Income tax expense totaled $1.2 million for fiscal year 1998, compared to a benefit of $1.3 million for fiscal year 1997. The Company's effective tax rates were 45.7% and 42.3% for the years then ended March 31, 1998 and 1997, respectively.

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

  Income Tax Expense.

     Income tax expense (benefit) for fiscal year 1997, was a benefit of $1.2 million, compared to $606,000 for fiscal year 1996, due to the net loss for fiscal 1977. The Company's effective tax rates were 42.3% and 44.59% for the years then ended March 31, 1997 and 1996, respectively

LIQUIDITY AND CAPITAL RESOURCES

     Carver Federal's primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments on loans, mortgage-backed securities. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flow and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulation. The minimum required liquidity and short-term liquidity ratio is 4%. The Bank's liquidity ratios were 12.26% and 21.86% at March 31, 1998 and 1997, respectively.

     The Bank's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31,1998, and 1997, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $21.5 million and $83.2 million, respectively.

     The primary investment activity of the Bank is the origination and purchase of loans and, to a lesser extent, purchase of investment and mortgage-backed securities. During fiscal year 1998, Carver purchased $80.2 million in whole loan mortgages, $6.4 million in investment securities and mortgage-backed securities, and sold $5.0 million in investment securities and mortgage-backed securities. During fiscal year 1997 the Bank purchased $84.7 million of whole loan mortgages and originated $51.3 million mortgage and other loans. During fiscal year 1997 no securities were purchased. During fiscal years 1998 and 1997, the Bank received $38.3 million and $27.5 million, respectively, in principal payments. During fiscal year 1998 there was a cash flow of $2.0 million due to call back of government agency preferred stock.

     At March 31, 1998, the Bank had outstanding loan commitments of $9.6 million. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totaled $23.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

THE YEAR 2000 PROBLEM

     The Year 2000 Problem centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

     The OTS and the other federal banking regulators have issued guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. Any institution's failure to address appropriately the Year 2000 Problem could result in supervisory action.

     The Company recently received a "Satisfactory" rating in a review of its Year 2000 Problem compliance by the OTS, which represents the highest possible rating eligible to be received. The Company is currently scheduled to begin testing on its loan and deposit systems beginning in July, 1998, and is currently in the process of obtaining software modifications deemed necessary for compliance in all other systems. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse effect on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the Company's operations. At this time, management believes that any such impact and any resulting costs will not be material.

     Monitoring and managing the Year 2000 Problem will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. The Company believes that any such costs to be incurred in the future will not have a material effect on its results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred.

REGULATORY CAPITAL POSITION

     The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision -- Regulation of Savings Associations -- Capital Requirements."

     The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 1998, the Bank had tangible, core, and Tier 1 to risk-weighted assets, and risk-based capital ratios of 6.90%, 6.91%, 6.93% and 16.00% respectively.

     The following table reconciles the Bank's stockholders equity at March 31, 1998, under generally accepted accounting principles to regulatory capital requirements:

                                                   REGULATORY CAPITAL REQUIREMENTS
                                            ----------------------------------------------
                                             GAAP      TANGIBLE    TIER/CORE    RISK-BASED
                                            CAPITAL    CAPITAL      CAPITAL      CAPITAL
                                            -------    --------    ---------    ----------
                                                            (IN THOUSANDS)
Stockholders' Equity at March 31,
  1998(1).................................  $31,434    $31,434      $31,434      $31,434
Add:
  Unrealized loss on securities available
     for sale, net........................                  13           13           13
  General valuation allowances............                  --           --        1,522
  Qualifying intangible assets............                  --           48           48
  Deduct:.................................                  --           --           --
  Goodwill................................              (1,246)      (1,246)      (1,246)
     Excess of net deferred tax assets....                  --           --          (40)
                                                       -------      -------      -------
  Asset required to be deducted...........                  --           --           --
  Regulatory capital......................              30,201       30,249       31,731
  Minimum capital requirement.............               6,562       13,124      $15,856
                                                       -------      -------      -------
  Regulatory capital excess...............             $23,639      $17,125      $15,875
                                                       =======      =======      =======

---------------
(1) Reflects Bank only.

     The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 1998, the Bank had tangible, core, and Tier 1 to risk-weighted assets, and risk-based capital ratios of 6.90%, 6.91%, 6.93% and 16.00%, respectively.

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

IMPACT OF RECENT LEGISLATION

     SAIF Recapitalization. For the period from January 1, through September 30, 1996, there existed a disparity of 23 cents per $100 of deposits in the minimum deposit insurance assessment rates applicable to deposits insured by the Bank Insurance Fund ("BIF") and the higher assessment rates applicable to deposits insured by the Savings Association Insurance Fund ("SAIF"). In response to this disparity, on September 30, 1996 the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all financial institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. Pursuant to such authority, the FDIC imposed a special assessment of 65.7 basis points per $100 of an institution's SAIF-assessable deposits held on March 31, 1995. The Company's special SAIF assessment of $1.6 million was charged to expense in September 1996 and paid in November 1996. In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the calendar year 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same range of rates applicable to the BIF. Prior to the SAIF recapitalization, all SAIF-insured institutions were subject to a minimum assessment of 23 basis points. The Funds Act also expanded the assessment base to include BIF-insured, as well as SAIF-insured, institutions to fund payments on the bonds issued by the Financing Corporation ("FICO bonds") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. In order to fund such interest payments, a separate assessment of 1.3 basis points for BIF-assessable deposits and 6.48 basis points for SAIF-assessable deposits became effective on January 1, 1997. The Funds Act requires that, until December 31, 1999 or such earlier date on which the last savings association ceases to exist, the rates of assessment for FICO bond payments imposed on BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. As a result of the lower overall assessment rates, the Company's non-interest expense for the year justify months ended March 31, 1998 was reduced by $137,000 compared to the same period in 1996.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which provides improved disclosures about pensions and other post-retirement benefits. The disclosures will provide information that is more comparable, understandable and concise, and that would better serve users' needs. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not anticipated to have a material impact on Carver's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities." This statement also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not anticipated to have a material impact on the financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required by this item appears under the caption "Discussion of Market Risk -- Interest Rate Sensitivity Analysis."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       LETTERHEAD OF MITCHELL & TITUS LLP

To The Board of Directors and Stockholders
Carver Bancorp Inc.,

     We have audited the accompanying consolidated statements of financial condition of Carver Bancorp Inc., (the "Company") and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three years ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three years ended March 31, 1998 in conformity with generally accepted accounting principles.

                                               /s/ MITCHELL & TITUS LLP
                                          --------------------------------------

July 10, 1998
New York, New York

                      CARVER BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    AS OF MARCH 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Cash and amounts due from depository institutions...........  $ 12,120,071    $  4,230,757
Federal funds sold..........................................     3,000,000              --
                                                              ------------    ------------
     Total cash and cash equivalents (Notes 1 and 19).......    15,120,071       4,230,757
Securities available for sale (Notes 1, 3, 13 and 19).......    28,407,505      83,892,617
Investment securities held to maturity, net (estimated fair
  value of $1,673,000 in 1997 (Notes 1, 4, 13, 18 and 19)...            --       1,675,181
Mortgage-backed securities held to maturity, net (estimated
  fair value of $107,719,000 in 1997) (Notes 1, 5, 12, 13,
  18 and 19)................................................    91,115,861     110,852,668
Loans receivable, net (Notes 1, 6, 13 and 19)...............   274,954,337     197,917,673
Real estate owned, net (Note 1).............................        82,198          82,198
Property and equipment, net (Notes 1 and 8).................    11,545,627      11,342,678
Federal Home Loan Bank of New York stock, at cost (Note
  13).......................................................     5,754,600       5,535,000
Accrued interest receivable, net (Notes 1, 9 and 19)........     2,762,843       2,978,365
Excess of cost over net assets acquired, net (Notes 1 and
  10).......................................................     1,246,116       1,456,000
Other assets (Notes 14 and 16)..............................     6,469,053       3,650,366
                                                              ------------    ------------
     Total assets...........................................  $437,458,211    $423,613,503
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 11 and 19)..................................  $274,894,232    $266,471,487
Securities sold under agreements to repurchase (Notes 12 and
  19).......................................................    87,020,000      74,335,000
Advances from Federal Home Loan Bank of New York (Notes 13
  and 19)...................................................    36,741,686      45,400,000
Other borrowed money (Notes 17 and 19)......................     1,183,858       1,365,990
Advance payments by borrowers for taxes and insurance.......       659,995         670,502
Other liabilities (Notes 14 and 16).........................     1,424,096       1,386,802
                                                              ------------    ------------
     Total liabilities......................................   401,923,867     389,629,781
                                                              ------------    ------------
Commitments and contingencies (Notes 18 and 19).............            --              --
STOCKHOLDERS' EQUITY: (Note 15) Preferred stock, $0.01 par
  value per share; 1,000,000 authorized; none issued........            --              --
Common stock; $0.01 par value per share; 5,000,000
  authorized; 2,314,275 issued and outstanding (Note 2).....        23,144          23,144
Additional paid-in capital (Note 2).........................    21,418,897      21,410,167
Retained earnings -- substantially restricted (Notes 2 and
  14).......................................................    15,289,632      14,359,060
Common stock acquired by Employee Stock Ownership Plan
  ("ESOP") (Notes 2 and 17).................................    (1,183,858)     (1,365,990)
Unrealized (loss) on securities available for sale, net of
  taxes.....................................................       (13,470)       (442,659)
                                                              ------------    ------------
     Total stockholders' equity.............................    35,534,345      33,983,722
                                                              ------------    ------------
     Total liabilities and stockholders' equity.............  $437,458,211    $423,613,503
                                                              ============    ============

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
INTEREST INCOME:
Loans (Note 1)......................................  $18,311,042    $ 7,843,822    $ 4,800,482
Mortgage-backed securities..........................    8,522,922      9,978,660     12,217,281
Debt and equity securities..........................      323,243      4,416,362      5,415,806
Other interest-earning assets.......................      670,509        607,903      1,095,336
                                                      -----------    -----------    -----------
     Total interest income..........................   27,827,716     22,846,747     23,528,905
                                                      -----------    -----------    -----------
INTEREST EXPENSE:
Deposits (Note 11)..................................    8,596,358      8,355,168      8,390,201
Advances and other borrowed money...................    6,422,666      4,127,743      5,204,068
                                                      -----------    -----------    -----------
     Total interest expense.........................   15,019,024     12,482,911     13,594,269
                                                      -----------    -----------    -----------
Net interest income.................................   12,808,692     10,363,836      9,934,636
Provision for loan losses (Notes 1 and 6)...........    1,259,531      1,689,508        130,892
                                                      -----------    -----------    -----------
Net interest income after provision for loan
  losses............................................   11,549,161      8,674,328      9,803,744
                                                      -----------    -----------    -----------
NON-INTEREST INCOME:
Loan fees and service charges.......................      559,960        194,689         78,084
Gain (loss) on sale of securities held for sale
  (Notes 4 and 5)...................................      188,483       (927,093)            --
Other...............................................    1,603,096        845,287        529,873
                                                      -----------    -----------    -----------
     Total non-interest income......................    2,351,539        112,883        607,957
                                                      -----------    -----------    -----------
NON-INTEREST EXPENSES:
Salaries and employee benefits (Notes 16 and 17)....    4,739,069      4,044,718      3,482,928
Net occupancy expense (Notes 1 and 18)..............    1,118,467      1,111,602        975,795
Equipment (Note 1)..................................    1,255,301      1,088,258        685,657
Loss on foreclosed real estate (Note 1).............           --         37,995         76,582
Advertising.........................................      289,061        172,795        168,084
Federal deposit insurance premium...................      125,506        481,646        618,169
Amortization of intangibles (Note 1)................      209,892        213,073        229,898
Legal expenses......................................      371,430        157,023        350,921
Bank charges........................................      415,223        341,272        308,391
Security service....................................      290,431        286,036        234,856
SAIF assessment.....................................           --      1,632,290             --
Other...............................................    2,836,568      2,235,249      1,921,462
                                                      -----------    -----------    -----------
     Total non-interest expenses....................   11,650,948     11,801,957      9,052,743
                                                      -----------    -----------    -----------
Income (loss) before income taxes...................    2,249,752     (3,014,746)     1,358,958
Income taxes (Notes 1 and 14).......................    1,203,466     (1,275,078)       605,874
                                                      -----------    -----------    -----------
Net income (loss)...................................  $ 1,046,286    $(1,739,668)   $   753,084
                                                      ===========    ===========    ===========
Net income (loss) per common share..................  $      0.48    $     (0.80)   $      0.35
                                                      ===========    ===========    ===========
Weighted average number of shares outstanding (Note
  1)................................................    2,187,619      2,169,276      2,156,346

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        RETAINED        COMMON       (LOSS) ON
                                        ADDITIONAL      EARNINGS         STOCK       SECURITIES
                              COMMON      PAID-IN     SUBSTANTIALLY    ACQUIRED      AVAILABLE
                               STOCK      CAPITAL      RESTRICTED       BY ESOP     FOR SALE NET      TOTAL
                              -------   -----------   -------------   -----------   ------------   -----------
Balance -- March 31, 1995...  $23,144   $21,465,072    $15,345,644    $(1,730,254)  $  (302,455)   $34,801,161
Net income for the year
  ended March 31, 1996......       --            --        753,084             --            --        753,084
Allocation of ESOP stock....       --       (28,837)            --        182,132            --        153,295
Increase in unrealized
  (loss) in securities
  available for sale, net...       --            --             --             --      (942,759)      (942,759)
                              -------   -----------    -----------    -----------   -----------    -----------
Balance -- March 31, 1996...   23,144    21,436,235     16,098,728     (1,548,122)   (1,245,204)    34,764,781
Net loss for the year ended
  March 31, 1997............       --            --     (1,739,668)            --            --     (1,739,668)
                              -------   -----------    -----------    -----------   -----------    -----------
Allocation of ESOP stock....       --       (26,068)            --        182,132            --        156,064
Decrease in unrealized, loss
  in securities available
  for sale, net.............       --            --             --             --       802,545        802,545
                              -------   -----------    -----------    -----------   -----------    -----------
Balance -- March 31, 1997...   23,144    21,410,167     14,359,060     (1,365,990)     (442,659)    33,983,722
                              -------   -----------    -----------    -----------   -----------    -----------
Net Income for the year
  ended March 31, 1998......       --            --      1,046,286             --            --      1,046,286
Allocation of ESOP Stock....       --        58,566                       182,132            --        240,698
Dividends paid..............       --                     (115,714)                                   (115,714)
Options exercised...........                (49,836)            --             --            --        (49,836)
Decrease in unrealized, loss
  in Securities available
  for sale, net.............       --            --             --             --       429,189        429,189
                              -------   -----------    -----------    -----------   -----------    -----------
Balance -- March 31, 1998...  $23,144   $21,418,897    $15,289,632    $(1,183,858)  $   (13,470)   $35,534,345
                              =======   ===========    ===========    ===========   ===========    ===========

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MARCH 31,
                                                              --------------------------------------------
                                                                  1998            1997            1996
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $  1,046,286    $ (1,739,668)   $    753,084
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
Depreciation and amortization...............................       695,192         664,750         301,918
Amortization of intangibles.................................       209,892         213,082         229,888
Other amortization and accretion, net.......................       402,662       1,143,308         651,014
Provision for loan losses...................................     1,259,531       1,689,508         130,892
Gain from sale of real estate owned.........................            --         (26,229)             --
Proceeds from sale of loans.................................     1,459,491              --       1,948,143
Net loss on sale of securities available for sale...........      (188,483)        927,093              --
Deferred income taxes.......................................        58,555        (387,456)       (380,541)
Allocation of ESOP stock....................................       240,698         156,064         153,295
(Increase) decrease in accrued interest receivable..........       215,522        (290,166)         19,310
Decrease (increase) in refundable income taxes..............             0        (286,000)        238,157
(Increase) decrease in other assets.........................     2,818,687      (1,493,435)        (72,455)
Increase (decrease) in other liabilities....................        37,294        (510,154)        731,784
                                                              ------------    ------------    ------------
Net cash provided by operating activities...................     8,255,327          60,697       4,704,489
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments held to maturity........       194,476         311,894          96,335
Principal repayments on securities available for sale.......     5,061,181       5,357,790       2,965,441
Purchases of securities available for sale..................   (17,000,000)    (57,508,308)             --
Proceeds from sales and call of securities held for sale....    55,485,112      84,052,091       9,000,000
Purchase of investment securities held to maturity..........    (1,946,326)        (50,000)             --
Proceeds from maturities and calls of investment securities
  held to maturity..........................................     8,480,705       7,000,000
Principal repayment of mortgage-backed securities held to
  maturity..................................................    19,313,831      19,302,028      23,663,432
Purchase of loans...........................................   (68,153,900)    (84,708,587)    (26,911,379)
Net change in loans receivable..............................    (8,882,764)    (32,265,562)     (9,357,887)
Proceeds from sale of real estate owned.....................             0         258,292              --
Additions to premises and equipment.........................      (897,030)     (2,050,447)     (5,930,518)
(Purchase) Federal Home Loan Bank stock.....................      (219,600)     (2,415,000)             --
                                                              ------------    ------------    ------------
Net cash (used in) provided by investing activities.........    (8,564,315)    (62,715,809)     (6,474,576)
                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits.........................     8,422,745       9,519,604       8,505,919
Net increase (decrease) in short-term borrowings............      (942,404)     58,335,000     (19,188,000)
Proceeds of long-term borrowings............................    12,685,000              --      11,000,000
Repayment of long-term borrowings...........................   (45,400,000)    (11,000,000)             --
Advances from Federal Home Loan of New York.................    36,741,314              --              --
Repayment of other borrowed money...........................      (182,132)       (182,132)             --
Dividends Paid..............................................      (115,714)             --              --
Increase (Decrease) in advance payments by borrowers for
  taxes and insurance.......................................       (10,507)        187,447        (339,687)
                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities.........   (11,198,302)     56,859,919         (21,768)
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents........    10,889,314      (5,795,193)     (1,791,855)
Cash and cash equivalents -- beginning......................     4,230,757      10,025,950      11,817,805
                                                              ------------    ------------    ------------
Cash and cash equivalents -- ending.........................  $ 15,120,071    $  4,230,757    $ 10,025,950
                                                              ============    ============    ============
Supplemental disclosure of non-cash activities:
Transfers of mortgage-backed securities.....................  $         --    $         --    $ 25,891,771
                                                              ============    ============    ============
Unrealized Gain (loss) on securities available for sale:
Unrealized Gain (loss)......................................       (25,417)        835,206      (1,778,783)
Deferred income taxes.......................................        11,947        (397,547)        836,033
                                                              ------------    ------------    ------------
                                                              $     13,470    $    442,659    $   (942,760)
                                                              ============    ============    ============
Loans receivable transferred to real estate owned...........  $         --    $     32,729    $    449,197
                                                              ============    ============    ============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest....................................................  $ 15,019,024    $ 12,361,162    $ 13,344,140
                                                              ============    ============    ============
Federal, state and city income taxes........................  $    515,457    $    286,000    $         --
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

     Management believes that prepayment assumptions on mortgage-backed securities are appropriate, the allowance for loan losses is adequate and real estate owned is properly valued. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver had extended mortgages and other credit instruments.

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

                      CARVER BANCORP INC. AND SUBSIDIARIES

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

  Concentration of risk

     The Bank's principle lending activities are concentrated in loans secured by real estate a substantial portion of which is located in the State of New York, and the State of California. See "Purchases of Loans."

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

                      CARVER BANCORP INC. AND SUBSIDIARIES

  Interest-rate risk

     The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to originate loans secured by real estate and to purchase investment and mortgage-backed securities. The potential for interest-rate risk exists as a result of the shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

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

  Net income per common share

     Net income per common share for each of the years in the three years ended March 31, 1998 is based on net income for the entire year dividend by weighted average shares outstanding during the year. For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.

NOTE 2. CONVERSION TO STOCK FORM OF OWNERSHIP AND REORGANIZATION INTO A HOLDING COMPANY

     On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering and in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $4,884,000, and $5,763,000 at March 31, 1998 and 1997,
respectively. On October 17, 1996, the Bank completed a reorganization into a holding company structure (the "Reorganization") and became the wholly-owned subsidiary of Carver Bancorp, Inc., a savings and loan holding company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised common stock were purchased and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or
(ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 3.  SECURITIES AVAILABLE FOR SALE

                                                                 MARCH 31, 1998
                                               --------------------------------------------------
                                                                 GROSS UNREALIZED
                                                  CARRYING       -----------------     ESTIMATED
                                                   VALUE         GAINS     LOSSES     FAIR VALUE
                                               --------------    -----    --------    -----------
Mortgage -- backed securities................   $28,407,505       $--     $ 25,417    $28,382,089
Interest rate agreement for a notional amount
  of $5,000,000..............................             0       --            --              0
                                                -----------       --      --------    -----------
                                                $28,407,505       --            --    $28,382,089
                                                ===========       ==      ========    ===========

                                                                 MARCH 31, 1997
                                               --------------------------------------------------
                                                                 GROSS UNREALIZED
                                                  CARRYING       -----------------     ESTIMATED
                                                   VALUE         GAINS     LOSSES     FAIR VALUE
                                               --------------    -----    --------    -----------
Mortgage -- backed securities................   $33,469,963       $--     $845,206    $32,624,757
Equity securities:
  Mutual funds...............................    49,108,306       --            --     49,108,306
  Common and preferred stock.................     2,049,898       --            --      2,048,898
  Interest rate agreement for a notional
     amount of $5,000,000....................        29,750                                    --
  Interest rate agreement for a notional
     amount of $20,000,000...................        79,906       --                       79,906
                                                -----------       --      --------    -----------
                                                $84,737,823       $       $845,206    $83,892,617
                                                ===========       ==      ========    ===========

     Proceeds from sales of investment securities held for sale during the year ended March 31, 1998 were $5,188,483, resulting in gross gains of $188,000. There were no sales of investment securities held for sale during the years ended March 31, 1997 and 1996.

NOTE 4.  INVESTMENT SECURITIES HELD TO MATURITY, NET

                                                                 MARCH 31, 1998
                                               --------------------------------------------------
                                                                 GROSS UNREALIZED
                                                  CARRYING       -----------------     ESTIMATED
                                                   VALUE         GAINS     LOSSES     FAIR VALUE
                                               --------------    -----    --------    -----------
U.S. Government (including agencies):
  After one year through five years..........   $         0       $0      $      0    $         0
                                                ===========       ==      ========    ===========

                                                                 MARCH 31, 1997
                                               --------------------------------------------------
                                                                 GROSS UNREALIZED
                                                  CARRYING       -----------------     ESTIMATED
                                                   VALUE         GAINS     LOSSES     FAIR VALUE
                                               --------------    -----    --------    -----------
U.S. Government (including agencies):
  After one year through five years..........   $ 1,675,181       $--     $  2,094    $ 1,673,087
                                                ===========       ==      ========    ===========

     There were no sales of securities held to maturity during the years ended March 31, 1998, 1997 and 1996. Proceeds from calls of investment securities held to maturity during the years ended March 31, 1998, 1997 and 1996 were $2,000,000, $7,000,000 and $9,000,000, respectively. No gains or losses were realized on these calls.

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET

                                                               MARCH 31, 1998
                                           ------------------------------------------------------
                                            PRINCIPAL     UNAMORTIZED    UNEARNED      CARRYING
                                             BALANCE       PREMIUMS      DISCOUNTS       VALUE
                                           -----------    -----------    ---------    -----------
Government National Mortgage
  Association............................  $ 8,918,901    $        0     $ 64,260     $ 8,854,642
Federal Home Loan Mortgage Corporation...   35,141,886       872,418      112,803      35,901,501
Federal National Mortgage Association....   36,264,031       529,740      109,146      36,684,625
Small Business Administration............    1,782,199            --       11,847       1,770,352
Collateralized mortgage obligations:
  Resolution Trust Corporation...........    6,478,542        85,901           --       6,564,443
  Federal Home Loan Mortgage
     Corporation.........................    1,340,298            --           --       1,340,298
  Others.................................      629,118            --           --              --
                                           -----------    ----------     --------     -----------
                                           $89,925,857    $1,488,059     $298,056     $91,115,861
                                           ===========    ==========     ========     ===========

                                                                MARCH 31, 1997
                                          ----------------------------------------------------------
                                            PRINCIPAL       UNAMORTIZED    UNEARNED       CARRYING
                                             BALANCE         PREMIUMS      DISCOUNTS       VALUE
                                          --------------    -----------    ---------    ------------
Government National Mortgage
  Association...........................   $ 11,797,496     $       40     $108,430     $ 11,689,106
Federal Home Loan Mortgage
  Corporation...........................     43,789,880      1,132,946      154,798       44,768,028
Federal National Mortgage Association...     41,007,256        603,316      144,713       41,465,859
Small Business Administration...........      2,263,969             --       15,251        2,248,718
Collateralized mortgage obligations:
  Resolution Trust Corporation..........      8,240,457        113,289           --        8,353,746
  Federal Home Loan Mortgage
     Corporation........................      1,690,298             --           --        1,690,298
  Others................................        629,118          7,795           --          636,913
                                           ------------     ----------     --------     ------------
                                           $109,418,474     $1,857,386     $423,192     $110,852,668
                                           ============     ==========     ========     ============

     A summary of gross unrealized gains and losses and estimated fair value follows:

                                                                 MARCH 31, 1998
                                                 ----------------------------------------------
                                                                GROSS UNREALIZED
                                                  CARRYING     ------------------    ESTIMATED
                                                    VALUE       GAINS     LOSSES    FAIR VALUE
                                                 -----------   -------   --------   -----------
Government National Mortgage Association.......  $ 8,854,642   $    --   $ 39,022   $88,156,620
Federal Home Loan Mortgage Corporation.........   35,901,501        --    585,759    35,315,741
Federal National Mortgage Association..........   36,684,625        --    206,223    36,478,402
Small Business Administration..................    1,770,352    40,744         --     1,811,096
Collateralized mortgage obligations:
  Resolution Trust Corporation.................    1,340,298              116,838     1,329,408
  Federal Home Loan Mortgage Corporation.......    6,564,443        --     10,890     6,447,605
  Others.......................................           --        --         --            --
                                                 -----------   -------   --------   -----------
                                                 $91,115,861   $40,744   $958,732   $90,197,873
                                                 ===========   =======   ========   ===========

                      CARVER BANCORP INC. AND SUBSIDIARIES

                                                              MARCH 31, 1997
                                            ---------------------------------------------------
                                                             GROSS UNREALIZED
                                              CARRYING     ---------------------    ESTIMATED
                                               VALUE        GAINS       LOSSES      FAIR VALUE
                                            ------------   --------   ----------   ------------
Government National Mortgage
  Association.............................  $ 11,689,106   $149,141   $  475,567   $ 11,362,680
Federal Home Loan Mortgage Corporation....    44,768,028         --      937,810     43,830,218
Federal National Mortgage Association.....    41,465,859         --    1,480,513     39,985,346
Small Business Administration.............     2,248,718     38,806           --      2,287,524
Collateralized mortgage obligations:
  Resolution Trust Corporation............     8,353,746                 268,352      8,085,394
  Federal Home Loan Mortgage
     Corporation..........................     1,690,298         --       29,581      1,660,717
  Others..................................       636,913         --        7,795        629,118
                                            ------------   --------   ----------   ------------
                                            $110,852,668   $187,947   $3,199,618   $107,840,997
                                            ============   ========   ==========   ============

     The following is a schedule of final maturities as of March 31,1998:

                                                          CARRYING    ESTIMATED
                                                           VALUE      FAIR VALUE
                                                          --------    ----------
                                                              (IN THOUSANDS)
After one through five years............................  $19,501      $19,428
After five through ten years............................   71,615       70,770
After ten years.........................................       --           --
                                                          -------      -------
                                                          $91,116      $90,198
                                                          =======      =======

     There were no sales of mortgage-backed securities held to maturity during the years ended March 31,1998, 1997 and 1996.

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 6.  LOANS RECEIVABLE, NET

                                                               YEAR ENDED MARCH 31,
                                                    -------------------------------------------
                                                        1998            1997           1996
                                                    ------------    ------------    -----------
Real estate mortgage:
  One- to four- family............................  $188,761,350    $139,961,350    $59,466,442
  Multi-family....................................    49,289,001      19,935,991      2,490,355
  Non-residential.................................    12,789,230      22,415,427     11,138,426
  Equity and second mortgages.....................       443,907         586,300        364,085
                                                    ------------    ------------    -----------
                                                     251,283,488     182,899,068     73,459,308
                                                    ------------    ------------    -----------
Agency for International Development..............            --              --          9,441
                                                    ------------    ------------    -----------
Real estate construction..........................    15,993,381      14,386,137      6,965,301
                                                    ------------    ------------    -----------
Commercial loans..................................     1,442,158       3,192,251      1,090,941
                                                    ------------    ------------    -----------
Consumer:
  Passbook or certificate.........................       997,804         954,635      1,011,371
  Student education...............................       174,313         974,892      1,094,351
  Other...........................................    12,478,147       3,600,859        931,319
                                                    ------------    ------------    -----------
                                                      13,650,264       5,530,386      3,037,041
                                                    ------------    ------------    -----------
Total loans.......................................   282,369,290     206,007,842     84,562,032
                                                    ------------    ------------    -----------
Add: Premium......................................     1,555,397       1,804,938        882,138
Less: Loans in process............................     4,752,246       6,854,591      1,406,150
Allowance for loan losses.........................     3,138,000       2,245,746      1,205,496
Deferred loan fees and discounts..................     1,080,104         794,770        224,459
                                                    ------------    ------------    -----------
                                                      (7,414,953)     (9,895,107)    (2,836,105)
                                                    ------------    ------------    -----------
                                                    $274,954,337    $197,917,673    $82,608,065
                                                    ============    ============    ===========

     The following is an analysis of the allowance for loan losses:

                                                          YEAR ENDED MARCH 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Balance -- beginning...........................  $2,245,746    $1,204,496    $1,074,604
Provision charged to operations................   1,259,532     1,698,508       130,892
Recoveries of amounts previously charged off...          --        49,940            --
Loans charged off..............................    (367,278)     (699,198)           --
                                                 ----------    ----------    ----------
Balance -- ending..............................  $3,138,000    $2,245,746    $1,205,496
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

                                                              YEAR ENDED MARCH 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Non-accrual loans........................................  $5,568    $2,872    $2,034
Restructured loans.......................................     807       413        --
                                                           ------    ------    ------
                                                           $6,375    $3,285    $2,034
                                                           ======    ======    ======

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Interest income which would have been recorded had loans
  performed in accordance with original contracts...........  $762    $393    $138
Interest income received....................................   285     147      26
                                                              ----    ----    ----
Interest income lost........................................   477     246    $112
                                                              ====    ====    ====

     At March 31, 1998, loans to officers totaled approximately $850,000. In addition, the Bank carried two loans to former officers totaling approximately $244,000 one of which for $122,000 was originated during fiscal 1998.

     The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Balance -- beginning........................................  $649,607    $428,429
Loans originated............................................   464,488     235,200
Other.......................................................  (243,789)
Repayments..................................................   (20,111)    (14,022)
                                                              --------    --------
Balance -- ending...........................................  $850,195    $649,607
                                                              ========    ========

NOTE 7.  LOANS SERVICING

     The mortgage loan portfolios serviced for the FHLMC and Fannie Mae are not included in the accompanying financial statements. The unpaid principal balances of these loans aggregated $3,696,000; $3,881,000, and $4,317,000 at March 31,
1998, 1997 and 1996, respectively.

     Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $61,000, $80,000 and $89,000 at March 31, 1998, 1997 and 1996, respectively.

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 8.  PREMISES AND EQUIPMENT, NET

                                                                    MARCH 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Land......................................................  $   450,952    $   450,952
Buildings and improvements................................    8,431,160      8,362,760
Leasehold improvements....................................      395,770        379,331
Furnishings and equipment.................................    4,231,094      3,589,757
Construction in process...................................      299,809        127,848
                                                            -----------    -----------
                                                             13,808,785     12,910,648
Less accumulated depreciation and amortization............    2,263,158      1,567,970
                                                            -----------    -----------
                                                            $11,545,627    $11,342,678
                                                            ===========    ===========

     Depreciation and amortization charged to operations for the years ended March 31, 1998, 1997 and 1996 were $695,000, $664,000 and $302,000, respectively.

NOTE 9.  ACCRUED INTEREST RECEIVABLE, NET

                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Loans.......................................................  $2,164,713    $1,783,330
Mortgage-backed securities..................................     745,533     1,074,768
Investments and other interest-bearing assets...............      98,918       306,260
                                                              ----------    ----------
                                                               3,009,164     3,169,358
Less allowance for uncollected interest.....................    (243,321)     (190,993)
                                                              ----------    ----------
                                                              $2,762,843    $2,978,365
                                                              ==========    ==========

NOTE 10.  EXCESS OF COST OVER ASSETS ACQUIRED, NET

                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Core deposit premium........................................  $1,198,405    $1,403,835
Acquisition costs...........................................      47,712        52,165
                                                              ----------    ----------
                                                              $1,246,117    $1,456,000
                                                              ==========    ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 11.  DEPOSITS

                                                             MARCH 31,
                                 ------------------------------------------------------------------
                                              1998                               1997
                                 -------------------------------    -------------------------------
                                 WEIGHTED                           WEIGHTED
                                 AVERAGE                            AVERAGE
                                   RATE       AMOUNT     PERCENT      RATE       AMOUNT     PERCENT
                                 --------    --------    -------    --------    --------    -------
                                                       (DOLLARS IN THOUSANDS)
DEMAND:
  Interest bearing.............    2.23%     $ 19,230      6.99%      1.89%     $ 18,579      6.97%
  Non-interest-bearing.........    0.00         9,687      3.52       0.00         7,677      2.88
                                   ----      --------    ------       ----      --------    ------
                                   1.48        28,917     10.52       1.34        26,256      9.85
                                   ----      --------    ------       ----      --------    ------
Savings and club...............    2.50       145,448     52.93       2.50       142,953     53.65
Money Management...............    3.22        21,496      7.82       3.15        21,078      7.91
Certificate of Interest........    5.24        79,033     28.74       5.18        76,184     28.59
                                   ----      --------    ------       ----      --------    ------
                                   3.46       246,072     89.48       3.41       240,215     90.15
                                   ----      --------    ------       ----      --------    ------
                                   3.24%     $274,894    100.00%      3.28%     $266,471    100.00%
                                   ====      ========    ======       ====      ========    ======

     The scheduled maturities of certificates of deposits are as follows:

                                                                      MARCH 31,
                                                              -------------------------
                                                                   1998          1997
                                                              --------------    -------
                                                              (IN THOUSANDS)
One year or less............................................     $23,765        $36,028
After one year to three years...............................      38,605         25,639
After three years to five years.............................          29         14,447
After five years............................................      16,634             71
                                                                 -------        -------
                                                                 $79,033        $76,185
                                                                 =======        =======

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $11,625,000 and $9,430,000 at March 31,1998 and 1997, respectively.

     Interest expense on deposits consists of the following:

                                                        FOR YEAR ENDED MARCH 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Demand.........................................  $  364,774    $  332,393    $  330,562
Savings and clubs..............................   3,601,095     3,542,024     3,507,068
Money Management...............................     691,939       657,529       599,280
Certificates of deposit........................   3,948,687     3,844,009     3,965,252
                                                 ----------    ----------    ----------
                                                  8,606,495     8,375,955     8,402,162
Penalty for early withdrawals of certificate of
  deposit......................................     (10,137)      (20,787)      (11,961)
                                                 ----------    ----------    ----------
                                                 $8,596,358    $8,355,168    $8,390,201
                                                 ==========    ==========    ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                                MARCH 31,
                                                            INTEREST    --------------------------
LENDER                                     MATURITY           RATE         1998           1997
------                                ------------------    --------    -----------    -----------
Federal Home Loan Bank..............  April 30, 1997          5.69%                      8,000,000
Federal Home Loan Bank..............  May 30, 1997            5.73%                      7,000,000
Federal Home Loan Bank..............  June 30, 1997           5.76%                      8,000,000
Federal Home Loan Bank..............  July 11, 1997           5.56%                      6,000,000
Federal Home Loan Bank..............  July 29, 1997           5.81%                      4,000,000
Federal Home Loan Bank..............  August 15, 1997         5.82%                      4,000,000
Federal Home Loan Bank..............  September 10, 1997      5.51%                      6,000,000
Federal Home Loan Bank..............  September 16, 1997      5.56%                      5,000,000
Federal Home Loan Bank..............  October 14, 1997        5.79%                      5,000,000
Federal Home Loan Bank..............  November 3, 1997        5.59%                      4,000,000
Federal Home Loan Bank..............  November 26, 1997       5.58%                      5,835,000
Federal Home Loan Bank..............  December 3, 1997        5.56%                      6,500,000
Federal Home Loan Bank..............  December 22, 1997       5.77%                      5,000,000
Federal Home Loan Bank..............  April 13, 1998          5.77%       5,700,000
Federal Home Loan Bank..............  May 26, 1998            5.98%       6,000,000
Federal Home Loan Bank..............  June 23, 1998           5.89%       5,000,000
Federal Home Loan Bank..............  June 23, 1998           5.98%       6,000,000
Federal Home Loan Bank..............  July 29, 1998           5.91%       8,000,000
Federal Home Loan Bank..............  July 28, 1998           5.89%       6,000,000
Morgan Stanley Repo.................  August 14, 1998         5.91%       4,000,000
Federal Home Loan Bank..............  September 3, 1998       5.91%       6,500,000
Federal Home Loan Bank..............  October 27, 1998        5.92%       6,000,000
Morgan Stanley Repo.................  November 26, 1998       5.58%       4,820,000
Federal Home Loan Bank..............  February 26, 1999       5.81%       8,000,000
Federal Home Loan Bank..............  December 20, 1999       5.79%       5,000,000
Federal Home Loan Bank..............  March 2, 2000           5.82%       7,000,000
Federal Home Loan Bank..............  January 26, 2000        5.75%       9,000,000
                                                                        -----------
                                                              5.85%     $87,020,000    $74,335,000
                                                                        ===========    ===========

     Information concerning borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:

                                                              FOR THE YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Average balance during the year.............................  $75,280    $26,650
Average interest rate during the year.......................     5.80%      5.73%
Maximum month-end balance during the year...................   83,335     74,335
Mortgage-backed securities underlying the agreements at year end:
  Carrying value............................................  $59,065    $ 4,898
  Estimated fair value......................................  $59,090    $ 4,757

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 13.  ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

                                                                  MARCH 31,
                                          ----------------------------------------------------------
                                                     1998                           1997
                MATURING                  ---------------------------    ---------------------------
               YEAR ENDED                   WEIGHTED                       WEIGHTED
               MARCH 31,                  AVERAGE RATE      AMOUNT       AVERAGE RATE      AMOUNT
----------------------------------------  ------------    -----------    ------------    -----------
1998....................................      5.89%       $21,000,000        9.69%       $45,000,000
1999....................................      5.84%         5,000,000
2000....................................      5.85%        10,000,000
2003....................................      3.58%           372,596        3.58%           400,000
2012....................................      3.50%           369,090
                                                          -----------                    -----------
                                                           36,741,686                     45,400,000
                                                          ===========                    ===========

     At March 31, 1998 and 1997, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $5,535,000 respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

NOTE 14.  INCOME TAXES

     The Bank qualifies as a thrift institution under the provisions of the Code and is therefore permitted to deduct from taxable income an allowance for bad debts based on the greater of: (1) actual loan losses (the "experience method"); or (2) eight percent of taxable income before such bad debt deduction less certain adjustments (the "percentage of taxable income method"). For the tax years ended December 31,1996 and 1995, the deduction for bad debts was computed using the experience method. For the year ended March 31, 1998, the deductions for bad debt was computed using the percentage method.

     Retained earnings at March 31, 1998, includes approximately $4,183,000 of such bad debts, for which federal income taxes have not been provided. If such amount is used for purpose other than bad debts losses, including distributions in liquidation, it will be subject to federal income tax at the current rate.

     The components of income taxes are summarized as follows:

                                                         YEAR ENDED MARCH 31,
                                                 -------------------------------------
                                                    1998          1997          1996
                                                 ----------    -----------    --------
Current........................................  $  966,000    $(1,348,259)   $785,816
Deferred.......................................     237,466         73,181     (75,869)
                                                 ----------    -----------    --------
                                                 $1,203,466    $(1,275,078)   $674,297
                                                 ==========    ===========    ========

                      CARVER BANCORP INC. AND SUBSIDIARIES

     The following table presents a reconciliation between the reported income taxes and the federal income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                             YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------------
                                         1998                    1997                   1996
                                        AMOUNT      PERCENT     AMOUNT      PERCENT    AMOUNT    PERCENT
                                      -----------   -------   -----------   -------   --------   -------
Income taxes........................  $   765,000    34.00    $(1,025,014)  (34.00)   $462,046    34.00
Increases (reductions) in income
  taxes resulting from:
  Statutory bad debts deduction.....      303,000    13.47             --       --     (36,000)   (2.65)
  Amortization of intangibles.......      (34,000)   (1.51)       (43,324)   (1.44)    (37,600)   (2.77)
  Dividend exclusion................      (85,200)   (3.79)      (373,400)  (12.39)   (190,845)   14.04
  State and city income taxes, net
     of federal income tax effect...     (304,660)   12.47       (166,660)   (5.53)    190,845    14.04
  Other items, net..................      (49,334)   (2.15)                             26,583     1.96
                                      -----------   ------    -----------   ------    --------    -----
Effective income taxes..............  $(1,203,466)   53.49    $(1,275,078)   72.30    $605,874    44.58
                                      ===========   ======    ===========   ======    ========    =====

     At March 31, 1997, income taxes payable of $379,076 are included in other liabilities. The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                    MARCH 31,
                                                              ----------------------
                                                                1998         1997
                                                              --------    ----------
                                                                  (IN THOUSANDS)
DEFERRED TAX ASSETS
Reserve for uncollected interest............................  $114,360    $   89,767
Loan and real estate owned losses in excess of bad debts
  deduction.................................................   188,000       (46,808)
Deferred loan fees..........................................   151,400       354,388
Accrued pension.............................................   (63,165)      229,535
Write down of common stock..................................    19,829        19,829
Reserve for losses on other assets..........................    98,741       149,985
Unrealized loss on securities available for sale............    40,410       392,547
Other.......................................................    65,165        64,579
                                                              --------    ----------
                                                               612,740     1,253,822
                                                              --------    ----------
DEFERRED TAX LIABILITIES
Savings premium.............................................   209,883       282,685
Depreciation................................................   330,800       521,721
                                                              --------    ----------
Sub total...................................................   540,683     1,099,380
                                                              --------    ----------
Net deferred tax assets (liabilities) included in other
  assets or (liabilities)...................................  $ 72,057    $  154,442
                                                              ========    ==========

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 15.  REGULATORY CAPITAL

     The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. As required by the FERREA, the OTS promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.50% and 3.00%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.00% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.00%, the FDICIA stipulates that an institution with less than 4.00% core capital is deemed undercapitalized. At March 31,1998 and 1997, the Bank exceeded all the current capital requirements.

     The following table sets out the Bank's various regulatory capital categorized at March 31, 1998.

                                                                      1998
                                                              ---------------------
                                                              DOLLARS    PERCENTAGE
                                                              -------    ----------
                                                                 (IN THOUSANDS)
Tangible capital............................................  $30,201       6.90%
Tangible equity.............................................   31,434       7.17
Core/leverage capital.......................................   30,249       6.91
Tier 1 risk-based capital...................................   31,731       7.25
                                                              -------      -----
          Total risk-based capital..........................  $31,731      16.01%
                                                              =======      =====

     The following table reconciles the Bank's stockholders' equity at March 31, 1998, under generally accepted accounting principles to regulatory capital requirements:

                                                           REGULATORY CAPITAL REQUIREMENTS
                                                    ----------------------------------------------
                                                     GAAP      TANGIBLE    TIER/CORE    RISK-BASED
                                                    CAPITAL    CAPITAL      CAPITAL      CAPITAL
                                                    -------    --------    ---------    ----------
Stockholders' Equity at March 31, 1998............  $31,434    $31,434      $31,434      $31,434
                                                    =======    =======      =======      =======
Add:
  Unrealized loss on securities available for
     sale, net....................................                  13           13           13
  General valuation allowances....................                  --           --        1,522
  Qualifying intangible assets....................                  48           48           48
Deduct:
  Goodwill........................................              (1,246)      (1,246)      (1,246)
  Excess of net deferred tax assets...............                  --           --           --
  Asset required to be deducted...................                  --           --          (40)
                                                               -------      -------      -------
  Regulatory capital..............................              30,201       30,249       31,731
  Minimum capital requirement.....................               6,562       13,124       15,856
                                                               -------      -------      -------
  Regulatory capital excess.......................             $23,639      $17,125      $15,875
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

                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Actuarial present value of benefit obligation including
  vested benefits of $2,054,535 and $1,690,000..............  $2,382,850    $2,097,345
Projected benefit obligation................................   2,796,385     2,425,891
                                                              ----------    ----------
Plan assets at fair value...................................   3,275,671     2,900,146
Plan assets in excess of projected benefit obligation.......     474,255       474,255
Unrecognized net obligation being amortized over 19.75
  years.....................................................     330,567       366,279
Unrecognized prior service cost.............................      18,678        20,812
Unrecognized net (gain).....................................    (947,721)   (1,008,762)
                                                              ----------    ----------
(Accrued) pension cost included other liabilities...........    (119,181)      147,416
                                                              ==========    ==========

     Net periodic pension cost included the following components:

                                                          YEAR ENDED MARCH 31,
                                                    ---------------------------------
                                                      1998        1997        1996
                                                    --------    --------    ---------
Service cost......................................  $158,235    $115,541    $  95,323
Interest cost.....................................   182,273     158,379      137,100
Return on plan assets.............................  (387,657)   (318,555)    (174,058)
Net deferral and amortization.....................   133,928     157,672      (94,665)
                                                    --------    --------    ---------
Net periodic pension cost.........................  $ 86,779    $ 55,057    $  36,300)
                                                    ========    ========    =========

     Significant actuarial assumptions used in determining plan benefits are:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Annual salary increase......................................  5.50%   5.00%   6.00%
Long-term return on assets..................................  8.00%   8.00%    8.0%
Discount rate used in measurement of benefit obligations....  7.50%   7.00%   8.25%

  Savings Incentive Plan

     The Bank has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Employees may elect to save up to 15% of their compensation and may receive a percentage matching contribution from the Bank with respect to 50% of the eligible employee's contributions up to the maximum allowed by law. Total incentive plan expenses for the years ended March 31, 1998, 1997 and 1996 were $73,000, $63,500 and $52,700, respectively.

                      CARVER BANCORP INC. AND SUBSIDIARIES

  Directors' Retirement Plan

     Concurrent with the conversion to the stock form of ownership, the Bank adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director.

                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligation including
  vested benefits of $2,054,535 and $1,690,000..............  $327,815    $360,564
                                                              ========    ========
Projected benefit obligation................................  $479,672    $401,463
Plan assets at fair value...................................        --          --
                                                              --------    --------
Projected benefit obligation in excess of plan assets.......   479,672     401,463
Unrecognized past service cost..............................   165,700    (220,936)
Additional minimum liability................................    13,843     180,037
                                                              --------    --------
Accrued liability included in other liabilities.............  $327,815    $360,564
                                                              ========    ========

     Net periodic pension cost for the years ended March 31,1998, 1997 and 1996 included the following:

                                                1998       1997        1996
                                              --------    -------    --------
Service cost................................  $ 42,403    $24,330    $ 18,267
Interest cost...............................    31,562     31,395      28,417
Net deferral and amortization...............    58,758     55,324      55,236
                                              --------    -------    --------
Net pension cost............................  $132,723    $111,049   $101,920
                                              ========    =======    ========

     The actuarial assumptions used in determining plan benefits include annual fee at 2.80% for each of the three years ended March 31, 1998, and a discount rate of 8.00%, 7.50% and 8.00%, for the years ended March 31, 1998, 1997 and 1996, respectively. The additional minimum liability included as an intangible asset in other assets are $165,700 and $221,093 for the years ended March 31, 1998 and 1997, respectively.

  Management Recognition Plan

     Pursuant to the management recognition plan approved at the stockholders meeting held on September 12, 1995, the Bank recognized $93,000 and $75,000 as expense for the years ended March 31, 1998 and 1997.

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

                      CARVER BANCORP INC. AND SUBSIDIARIES

     Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the share become outstanding for net income per common share computations. ESOP compensation expense was $241,000 and $156,000 for the years ended March 31,1998 and 1997 respectively.

     The ESOP shares at March 31,1998 and 1997 are as follows:

                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Allocated shares............................................      50,236        28,389
                                                              ----------    ----------
Shares committed to be released.............................      25,519        21,847
Unreleased shares...........................................     106,377       131,896
                                                              ----------    ----------
          Total ESOP shares.................................     182,132       182,132
                                                              ==========    ==========
Fair value of unreleased shares.............................  $2,709,214    $1,345,251

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

     The Bank has outstanding various loan commitments as follows:

                                                                     MARCH 31,
                                                             -------------------------
                                                                1998          1997
                                                             ----------    -----------
Commitments To Originate Loans Mortgage....................  $9,585,776    $13,443,419
                                                             ==========    ===========
Commitments To Purchase Loans Mortgage.....................  $       --    $32,544,057
                                                             ==========    ===========
Commitments to Sell Loans Mortgage.........................          --    $        --
Consumer Loans.............................................  $       --             --
                                                             ----------    -----------
          Total............................................  $       --    $        --
                                                             ==========    ===========

     At March 31,1998, of the $9,585,776 in outstanding commitments to originate mortgage loans, $1,334,776 are at fixed rates within a range of 6.50% to 8.00%, $7,626,000 are for balloon loans with 5 years maturity, whose rates range between 8.50% to 9.50% and $625,000 commercial are adjustable rate with initial rates ranging from 8.00% to 8.25%.

                      CARVER BANCORP INC. AND SUBSIDIARIES

     At March 31,1998, undisbursed from approved commercial lines of credit totaled $2,107,000. All such lines are secured, including $1,100,000 in warehouse lines of credit secured by the underlying warehoused mortgages, expired within one year, and carry interest rates that float at from 1.50% to 2.00% above the prime rate.

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

     Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $263,000, $285,000 and $302,000 for the years ended March 31, 1998, 1997, and 1996, respectively. As of March 31, 1998, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2011 are as follows:

                                                MINIMUM RENTAL
YEAR ENDED MARCH 31                             (IN THOUSANDS)
-------------------                             --------------
1998..........................................      $  263
1999..........................................         266
2000..........................................         293
2001..........................................         296
2002..........................................         296
2003..........................................         296
Thereafter....................................       1,330
                                                    ------
                                                    $2,744

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

     The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court. On July 10, 1997, upon request of all counsel, the trial judge directed that discovery be completed by March 31, 1998 and that the case be ready for trial in May of 1998. As of the date hereof, no trial date has been set by the court. Carver believes that the allegations made in this action are without merit and intends to aggressively defend its interest with respect to this matter.

                      CARVER BANCORP INC. AND SUBSIDIARIES

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

                      CARVER BANCORP INC. AND SUBSIDIARIES

     The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 1998 and 1997 are as follows:

                                                                     AT MARCH 31,
                                                   ------------------------------------------------
                                                            1998                      1997
                                                   ----------------------    ----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                   --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents......................  $12,120      $12,120      $  4,231     $  4,231
  Securities available...........................   28,408       28,382        84,708       83,863
  Investment securities..........................       --           --         1,675        1,673
  Mortgage-backed securities.....................   91,116       90,198       110,853      107,841
  Loans receivable...............................  274,905      276,170       197,918      199,073
  Accrued interest receivable....................    2,763        2,763         2,978        2,978
Financial Liabilities:
  Deposits.......................................  274,894      273,401       266,471      265,566
  Securities sold under agreements to purchase...   87,020       87,020        74,335       74,333
  Advances from Federal Home Loan Bank of New
     York........................................   36,742       36,730        45,400       45,325
  Other borrowed money...........................    1,184        1,184         1,366        1,366
Commitments
  To originate loans.............................    9,586        9,586        13,443        4,905
  To sell loans..................................       --           --            --           --
  To fund line of credit.........................    5,276        5,276         5,970        5,970

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

                      CARVER BANCORP INC. AND SUBSIDIARIES

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             YEAR ENDED MARCH 31, 1998
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Interest income.....................................  $ 6,797    $ 7,146    $ 6,931    $ 6,954
Interest expense....................................   (3,820)    (3,828)    (3,694)    (3,677)
Net interest income.................................    2,977      3,318      3,237      3,277
Provision for loan losses...........................     (168)      (171)      (280)      (691)
Non-interest income loss............................      316        353        550      1,133
Non-interest expense................................   (2,561)    (2,902)    (2,938)    (3,200)
Income taxes (benefit)..............................     (254)      (269)      (268)      (413)
                                                      -------    -------    -------    -------
Net income (loss)...................................  $   310    $   329    $   301    $   106
                                                      =======    =======    =======    =======
Net income (loss) per common share..................  $  0.14    $  0.15    $  0.14    $  0.05
                                                      =======    =======    =======    =======

                                                             YEAR ENDED MARCH 31, 1997
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Interest income.....................................  $ 5,811    $ 5,609    $ 5,770    $ 5,657
Interest expense....................................   (3,132)    (3,133)    (3,135)    (3,083)
Net interest income.................................    2,679      2,476      2,635      2,574
Provision for loan losses...........................      (52)       (33)       (51)    (1,554)
Non-interest income loss............................      328        282        238       (735)
Non-interest expense................................   (2,464)    (4,158)    (2,559)    (2,622)
Income taxes (benefit)..............................      228       (649)       111       (966)
                                                      -------    -------    -------    -------
Net income (loss)...................................  $   263    $  (784)   $   152    $(1,371)
                                                      =======    =======    =======    =======
Net income (loss) per common share..................  $  0.12    $ (0.36)   $  0.07    $ (0.63)
                                                      =======    =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding Directors and Executive Officers of the Registrant is included under the headings, "Information with respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1998, which will be filed with the SEC within 120 days from March 31, 1998, and is incorporated herein by reference. Information regarding Executive Officers, who are not Directors, appears under the caption "Executive Officers of the Holding Company" included in Item 1 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1998, which will be filed with the SEC within 120 days from March 31, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1998, which will be filed with the SEC within 120 days from March 31, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 1998, which will be filed with the SEC within 120 days from March 31, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed as Part of this Report

        (1) Consolidated Financial Statements. The following are incorporated by reference from Item 8 hereof.

            Independent Auditors' Report

            Consolidated Statements of Financial Condition as of March 31, 1998 and 1997

            Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 1998

            Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended March 31, 1998

            Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 1998

            Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules. All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

        (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report and is also the Exhibit Index.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report: None.

     (c) Exhibit required by Item 601 of Regulation S-K:

 NO.                             EXHIBIT
 ---                             -------
 3.1   Certificate of Incorporation of Carver Bancorp, Inc.(1)
 3.2   Bylaws of Carver Bancorp, Inc.(1)
 4.1   Stock certificate of Carver Bancorp, Inc.(1)
 4.2   Federal Stock Charter of Carver Federal Savings Bank(1)
 4.3   Bylaws of Carver Federal Savings Bank(1)
 4.4   Amendments to Bylaws of Carver Federal Savings Bank
10.1   Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of
       September 12, 1995(1)(2)
10.2   Carver Federal Savings Bank Retirement Income Plan, as
       amended and restated effective as of January 1, 1989(1)
10.3   Carver Federal Savings Bank 401(k) Savings Plan in RSI
       Retirement Trust, as amended and restated effective as of
       May 1, 1993(1)
10.4   Carver Bancorp, Inc. Employee Stock Ownership Plan,
       effective as of January 1, 1993(1)(3)
10.5   Carver Federal Savings Bank Deferred Compensation Plan,
       effective as of August 10, 1993(1)
10.6   Carver Federal Savings Bank Retirement Plan for Nonemployee
       Directors, effective as of October 24, 1994(1)
10.7   Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)(4)
10.8   Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)(5)
10.9   Employment Agreement by and between Carver Federal Savings
       Bank and Thomas L. Clark, entered into as of April 1,
       1997(6)
10.10  Employment Agreement by and between Carver Bancorp, Inc. and
       Thomas L. Clark, entered into as of April 1, 1997(6)
10.11  Separation Agreement and General Release by and among Carver
       Bancorp, Inc., Carver Federal Savings Bank and Biswarup
       Mukherjee entered into as of October 24, 1997
10.12  Supplemental Executive Retirement Agreement by and between
       Carver Federal Savings Bank and Richard T. Greene, entered into as of January 30, 1995(1)
10.13  Consulting Agreement by and between Carver Bancorp, Inc. and
       M. Moran Weston, entered into as of October 1, 1997
10.14  Agreement and Plan of Reorganization by and among Carver
       Federal Savings Bank, Carver Bancorp, Inc. and Carver
       Interim Federal Savings Bank(1)
21.1   Subsidiaries of the Registrant
27.1   Financial Data Schedule (only submitted with filing in
       electronic format)
99.1   Proxy Statement for the 1998 Annual Meeting of Stockholders
       of Carver Bancorp, Inc. to be filed with the Securities and
       Exchange Commission within 120 days from March 31, 1998 is incorporated herein by reference.

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

(2) Filed as Exhibit 10.1 to the Form S-4.

(3) Filed as Exhibit 10.4 to the Form S-4.

(4) Filed as Exhibit 10.7 to the Form S-4.

(5) Filed as Exhibit 10.8 to the Form S-4.

(6) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARVER BANCORP, INC.

July 14, 1998                                  By /s/ THOMAS L. CLARK, JR.
                                               --------------------------------------------------------
                                                  Thomas L. Clark, Jr.
                                                  President and Chief Executive Officer
                                                  (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ THOMAS L. CLARK, JR.                         President, Chief Executive Officer    July 14, 1998
                                                     and Director (Principal Executive
--------------------------------------------------   Officer)
    Thomas L. Clark, Jr.

By: /s/ WALTER T. BOND                               Acting Chief Financial Officer and    July 14, 1998
                                                     Chief Investment Officer
--------------------------------------------------   (Principal Financial and
    Walter T. Bond                                   Accounting Officer)

By: /s/ DAVID N. DINKINS                             Director                              July 14, 1998
--------------------------------------------------
    David N. Dinkins

By: /s/ LINDA H. DUNHAM                              Director                              July 14, 1998
--------------------------------------------------
    Linda H. Dunham

By: /s/ HERMAN JOHNSON                               Director                              July 14, 1998
--------------------------------------------------
    Herman Johnson

By: /s/ DAVID R. JONES                               Chairman of the Board and Director    July 14, 1998
--------------------------------------------------
    David R. Jones

By: /s/ PAZEL G. JACKSON                             Director                              July 14, 1998
--------------------------------------------------
    Pazel G. Jackson

By: /s/ ROBERT J. FRANZ                              Director                              July 14, 1998
--------------------------------------------------
    Robert J. Franz

                                    EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
     3.1  Certificate of Incorporation of Carver Bancorp, Inc.(1)
     3.2  Bylaws of Carver Bancorp, Inc.(1)
     4.1  Stock certificate of Carver Bancorp, Inc.(1)
     4.2  Federal Stock Charter of Carver Federal Savings Bank(1)
     4.3  Bylaws of Carver Federal Savings Bank(1)
     4.4  Amendments to Bylaws of Carver Federal Savings Bank
    10.1  Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of
          September 12, 1995(1)(2)
    10.2  Carver Federal Savings Bank Retirement Income Plan, as
          amended and restated effective as of January 1, 1989(1)
    10.3  Carver Federal Savings Bank 401(k) Savings Plan in RSI
          Retirement Trust, as amended and restated effective as of
          May 1, 1993(1)
    10.4  Carver Bancorp, Inc. Employee Stock Ownership Plan,
          effective as of January 1, 1993(1)(3)
    10.5  Carver Federal Savings Bank Deferred Compensation Plan,
          effective as of August 10, 1993(1)
    10.6  Carver Federal Savings Bank Retirement Plan for Nonemployee
          Directors, effective as of October 24, 1994(1)
    10.7  Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)(4)
    10.8  Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)(5)
    10.9  Employment Agreement by and between Carver Federal Savings
          Bank and Thomas L. Clark, entered into as of April 1,
          1997(6)
    10.10 Employment Agreement by and between Carver Bancorp, Inc. and
          Thomas L. Clark, entered into as of April 1, 1997(6)
    10.11 Separation Agreement and General Release by and among Carver
          Bancorp, Inc., Carver Federal Savings Bank and Biswarup
          Mukherjee entered into as of October 24, 1997
    10.12 Supplemental Executive Retirement Agreement by and between
          Carver Federal Savings Bank and Richard T. Greene, entered into as of January 30, 1995(1)
    10.13 Consulting Agreement by and between Carver Bancorp, Inc. and
          M. Moran Weston, entered into as of October 1, 1997
    10.14 Agreement and Plan of Reorganization by and among Carver
          Federal Savings Bank, Carver Bancorp, Inc. and Carver
          Interim Federal Savings Bank(1)
    21.1  Subsidiaries of the Registrant
    27.1  Financial Data Schedule (only submitted with filing in electronic format)
    99.1  Proxy Statement for the 1998 Annual Meeting of Stockholders
          of Carver Bancorp, Inc. to be filed with the Securities and
          Exchange Commission within 120 days from March 31, 1998 is incorporated herein by reference.

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

(2) Filed as Exhibit 10.1 to the Form S-4.

(3) Filed as Exhibit 10.4 to the Form S-4.

(4) Filed as Exhibit 10.7 to the Form S-4.

(5) Filed as Exhibit 10.8 to the Form S-4.

(6) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.