Form 10-K/A
period 1998-03-31
CARVER BANCORP INC
filed 1998-08-13
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                      CLOSING SALES PRICE QUARTER ENDED (1)

                                              High                  Low
                                              ----                  ---
Year Ended March 31, 1998
First Quarter                                $11 3/4              $ 9 5/8
Second Quarter                               $12 5/8              $12 3/8
Third Quarter                                $17 5/8              $12 3/4
Fourth Quarter                               $15 1/8              $14 1/4

Year Ended March 31, 1997
First Quarter                                $ 9                  $ 7 5/8
Second Quarter                               $ 9                  $ 7 3/4
Third Quarter                                $ 8 5/8              $ 7 3/4
Fourth Quarter                               $10 5/8              $ 8 1/4

(1) Prior to October 18, 1996, the prices indicated are for the common stock of Carver Federal Savings Bank. On that date, the Holding Company became the parent company of the Bank and each outstanding share of the Bank's common stock was converted into one share of the Holding Company's common stock.

          The Board of Directors declared Carver's first cash dividend of $0.05 (five cents) per share on June 17, 1997 for stockholders of record on July 2, 1997. The Board has not determined to establish a regular dividend at this time, but will review the Company's position after each quarter for the possible declaration of additional dividends. The timing and amount of future dividends will be within the discretion of Carver's Board of Directors and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

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

          Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders, although the source of such dividends will be dependent, in part, upon dividends from the Bank. The Holding Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            AT MARCH 31,
                                                            ------------
                                         1998           1997          1996         1995           1994
                                         ----           ----          ----         ----           ----

FINANCIAL CONDITION DATA:
TOTAL AMOUNT OF:
Assets                                 $437,458      $423,614       $367,657     $367,962      $308,507
Loans, net                              274,954       197,918         82,608       48,460        51,020
Mortgage-backed securities               91,116       110,853        131,105      181,134       153,843
Investment securities                         0         1,675          8,937       18,035        12,018
Securities available for sale(1)         28,407        83,863        114,328       93,328        71,572
Excess of cost over assets acquired       1,246         1,456          1,669        1,899         2,141
Cash and cash equivalents                15,120         4,231         10,026       11,818         9,053
Deposits                                274,894       266,471        256,952      248,446       252,474
Borrowed funds                          124,946       121,101         73,948       82,318        39,930
Stockholders' equity                     35,534        33,984         34,765       34,801        14,170
NUMBER OF:
Deposit accounts                         51,550        49,142         45,815       44,324        44,593
Offices                                       7             7              8            8             8

                                                                   YEAR ENDED MARCH 31,
                                                                   --------------------
                                          1998           1997           1996            1995            1994
                                          ----           ----           ----            ----            ----
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income                       $   27,828     $   22,847     $   23,529      $   19,750        $17,464
Interest expense                          15,019         12,483         13,594          10,532         10,167
                                      ----------     ----------     ----------      ----------        -------
Net interest income                       12,809         10,364          9,935           9,218          7,297
Provision for loan losses                  1,260          1,690            131             334             19
                                      ----------     ----------     ----------      ----------        -------
Net interest income after provision
  for loan losses                         11,549          8,764          9,804           8,884          7,278
                                      ----------     ----------     ----------      ----------        -------
Non-interest income:
Gain (loss) on sales of asset                188           (927)            --              --          1,127
Other                                      2,163          1,040            608             576            565
                                      ----------     ----------     ----------      ----------        -------
Total non-interest income                  2,351            113            608             576          1,692
                                      ----------     ----------     ----------      ----------        -------
Non-interest expenses:
Loss on sale of foreclosed real estate        --             38             77              34            159
Other                                     11,651         11,764          8,976           7,907          7,690
                                      ----------     ----------     ----------      ----------        -------
Total non-interest expense                11,651         11,802          9,053           7,941          7,849
                                      ----------     ----------     ----------      ----------        -------
Income loss before income taxes,
  Extraordinary income and cumulative
  effect of change in accounting
  principle                                2,249         (3,015)         1,359           1,519          1,121
                                      ----------     ----------     ----------      ----------        -------
Income taxes                               1,203         (1,275)           606             674            613
                                      ----------     ----------     ----------      ----------        -------
Income loss before extraordinary
  income and cumulative effect of
  change in accounting principle           1,046         (1,740)           753             845            508
Extraordinary income, net of income
  taxes                                       --             --             --              --            323
                                      ----------     ----------     ----------      ----------        -------
Income before cumulative effect of
  change in accounting principle           1,046         (1,740)           753             845            831
Cumulative effect of change in
  accounting principle                        --             --             --              --            252
                                      ----------     ----------     ----------      ----------        -------
Net income (loss)                     $    1,046     $   (1,740)    $      753      $      845        $ 1,083
                                      ==========     ==========     ==========      ==========        =======
Net (loss) income per common share               0.48          (0.80)    $0.35           $0.40(1)         $NA
Weighted average number of common
  shares outstanding                   2,187,619      2,156,346      2,169,276       2,136,615             NA

(1) Historical net income per common share for fiscal 1995 is based on net income from October 24, 1994 (the date of the Bank's conversion to stock form) to March 31, 1995 was $0.17.

                                                            AT OR FOR THE YEAR ENDED MARCH 31,
                                                            ----------------------------------
                                            1998           1997           1996            1995           1994
                                            ----           ----           ----            ----           ----
KEY OPERATING RATIOS:
Return on average assets(1)(2)               .25%         (0.47)%         0.21%           0.25%          0.35%
Return on average equity(2)(3)              3.00          (5.00)          2.16            3.61           7.88
Interest rate spread(4)                     3.14           2.90           2.57            2.74           2.38
Net interest margin(5)                      3.27           3.04           2.85            2.91           2.43
Operating expenses to average
  assets(2)(6)                              2.80           3.22           2.48            2.38           2.46
Equity-to-assets(7)                         8.12           8.03           9.45            9.46           4.59
Efficiency Ratio(2)(8)                     76.85          96.78          85.87           81.08          87.32
Average interest-earning assets
  to average Interest-
  bearing liabilities                       1.03x          1.04x          1.07x           1.05x          1.02x
ASSET QUALITY RATIOS:
Non-performing assets to total
  assets(9)                                 1.58%          1.52%          0.97%           0.56%          1.24%
Non-accrual loans and accruing
  loans 90 days or more past due
  to total loans                            2.47           3.11           3.85            3.39           6.73
Allowance for loan losses to
  total loans                               1.11           1.09           1.42            2.10           2.35
Allowance for loan losses to
  non-performing loans                     45.30          35.06          37.05           61.79          34.95
Allowance for loan losses to
  non-accrual loans                        56.34          68.38          59.29           70.17          57.56
Net loan charge-offs to average
  loans outstanding                          .15           0.69           0.00            1.06           0.65


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

          As a result of the Restructuring, the Company's loan portfolio increased by 140% from $82.6 million at March 31, 1996, to $197.9 million at March 31, 1997, an increase of $115.3 million. During fiscal 1998, the Company continued to reallocate assets into loans. At March 31, 1998 the loan portfolio totaled $275.0 million or 62.85% of total assets. Carver added approximately $1.6 million to its provisions for loan losses during the fourth quarter of fiscal 1997 and an additional $1.3 million during fiscal 1998 in order to maintain the allowance for loan losses at an adequate level consistent with the Bank's policies. At March 31, 1998, the allowance for loan losses as a percentage of total loans was 1.11% as compared to 1.09% at March 31, 1997. See "Comparison of Operating Results for the Years Ended March 31, 1998 and 1997--Provision for Loan Losses."

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

DISCUSSION OF MARKET RISK--INTEREST RATE SENSITIVITY ANALYSIS

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

                                         THREE                  OVER ONE
                                          OR         FOUR TO     THROUGH   OVER THREE    OVER FIVE     OVER
                                         LESS        TWELVE       THREE      THROUGH      THROUGH       TEN
MONTHS                                  MONTHS       MONTHS       YEARS    FIVE YEARS    TEN YEARS     YEARS      TOTAL
------                                  ------       ------       -----    ----------    ---------     -----      -----
                                                                    (DOLLARS IN THOUSANDS)

RATE-SENSITIVE ASSETS:
Loans                                   $79,737    $ 57,740    $ 46,742    $ 38,493     $ 32,995    $ 19,247    $274,954
Federal Funds Sold                      $ 3,000          --          --          --           --          --       3,000
Investment Securities(1)                     --          --          --          --           --          --          --
Mortgage-Backed Securities                   --       6,506          --          --       11,585     101,432     119,523
Total                                    82,737      64,246      46,742      38,493       44,580     120,679     397,477
RATE-SENSITIVE LIABILITIES:
Deposits                                 30,238      46,731      57,728      38,486       60,477      41,234     274,894
Borrowings                               27,700      64,320      31,000         373           --         369     123,762
Other Borrowings                             --          --          --          --        1,184          --       1,184
Total                                    57,938     111,051      88,728      38,859       61,661      41,603     399,840
Interest Sensitivity Gap                $24,799    $(46,805)   $(41,986)   $   (366)    $(17,081)   $ 79,076    $ (2,363)
Cumulative Interest Sensitivity Gap     $24,799    $(22,006)   $(63,992)   $(64,358)    $(81,439)   $ (2,363)         --
Ratio of Cumulative Gap to Total
  Rate-Sensitive Assets                    6.24%      (5.54)%    (16.10)%    (16.19)%     (20.49)%     (0.59)%


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

                                        ANNUAL PREPAYMENT RATE
                                        ----------------------
                                                                       5-YEAR
COUPON RATE                      30-YEAR            15-YEAR            BALLOON
-----------                      -------            -------            -------
6.50%                              9.00%              8.00%             13.00%
7.00                               9.00               9.00              16.00
7.50                              11.00              11.00              19.00
8.00                              13.00              14.00              25.00
8.50                              16.00                 --                 --
9.00                              20.00                 --                 --
9.50                              25.00                 --                 --
10.00                             28.00                 --                 --

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

INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                            NET PORTFOLIO VALUE        NPV AS % OF PV OF ASSETS
                            -------------------        ------------------------
CHANGE IN RATE      $ AMOUNT    $ CHANGE  % CHANGE       NPV RATIO     CHANGE
--------------      --------    --------  --------       ---------     ------
 +400 bp               38,137   (10,025)     (21)%          8.85      (189) bp
 +300 bp               42,534    (5,627)     (12)           9.73      (101) bp
 +200 bp               46,036    (2,125)      (4)          10.41       (34) bp
 +100 bp               48,128       (33)      --           10.78          4 bp
   -- bp               48,161                              10.74
(100) bp               48,634       473       +1           10.79          5 bp
(200) bp               50,044     1,882       +4           11.01         27 bp
(300) bp               51,695     3,534       +7           11.28         54 bp
(400) bp               54,299     6,138      +13           11.73         99 bp



                                                 3/31/98    12/31/97   3/31/97
                                                 -------    --------   -------
RISK MEASURES: 200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets     10.74%      9.43%       9.76%
Post-Shock NPV Ratio                              10.41       9.26        7.36
Sensitivity Measure; Decline in NPV Ratio         34 bp      17 bp      240 bp

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

                                                AT MARCH 31,                              YEAR ENDED MARCH 31,
                                                ------------                              --------------------
                                                    1998                       1998                             1997
                                                    ----                       ----                             ----
                                                       AVERAGE                          AVERAGE                           AVERAGE
                                                        YIELD    AVERAGE                 YIELD   AVERAGE                   YIELD
                                           BALANCE       COST    BALANCE     INTEREST    COST    BALANCE      INTEREST      COST
                                           -------       ----    -------     --------    ----    -------      --------      ----
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
Loans(1)                                    $274,954     7.54%  $242,948    $ 18,311     7.54%  $ 94,346      7,844         8.31%
Investment Securities(2)                       5,795     7.04     12,117         671     5.54     85,040      4,742         5.25
Mortgage-Backed Securities(3)                119,523     6.35    130,927       8,523     6.51    156,454      9,979         6.38
Federal Funds Sold                             3,000     5.50      5,735         323     5.63      5,202        282         5.42
                                            --------     ----   --------    --------     ----   --------      -----         ----
Total Interest-earning assets                403,272     7.16%   391,727      27,828     7.10    341,042      22,847        6.70
Non Interest Earning Assets                   34,186              23,746                          25,453
                                            --------            --------                         -------
Total Assets                                $437,458            $415,473                        $366,495
                                            ========            ========                        ========
INTEREST-BEARING LIABILITIES:
Deposits
DDA                                         $  9,687     0.00%  $  8,625    $      0     0.00%  $  4,774     $   --       $   --
Now                                           19,230     2.23     18,725         354     1.89     19,909        311        1.56
Savings and Clubs                            145,448     2.50    144,466       3,601     2.49    142,410      3,542        2.49
Money Market Accounts                         21,496     3.22     21,514         692     3.22     20,398        658        3.23
Certificate of deposits                       79,033     5.24     76,990       3,949     5.13     74,583      3,844        5.15
Total deposits                               274,894     3.24    270,320       8,596     3.18    262,074      8,355        3.19
Borrowed money                               124,946     5.87%   108,970       6,423     5.89     66,403      4,128        6.22
                                            --------     ----   --------    --------     ----   --------     ------        -----
Total interest-bearing Liabilities           399,840     4.06%   379,290      15,019     3.96    328,477     12,483        3.80
Non-interest-bearing Liabilities               2,083               1,310                           3,239
                                            --------             -------                        --------
Total liabilities                            401,923             380,600                         331,716
Stockholders' equity                          35,535              34,873                          34,779
                                            --------             -------                         -------
Total liabilities and Stockholders'
equity                                      $437,458            $415,473                        $366,495
                                            ========            ========                        ========
Net interest income                                                         $ 12,809                        $10,364
                                                                            ========                        =======
Interest rate spread                                     3.10%                           3.14%                              2.90%
                                                         ====                            ====                              =====
Net interest margin                                                                      3.27%                              3.04%
                                                                                         ====                              =====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                                1.03x                             1.04x
                                                                                         ====                              =====

                                                 YEAR ENDED MARCH 31,
                                                 --------------------
                                                         1996
                                                         ----
                                                                  AVERAGE
                                             AVERAGE               YIELD
                                             BALANCE   INTEREST     COST
                                             -------   --------     ----
                                                (DOLLARS IN THOUSANDS)
ASSETS:
Loans(1)                                    $ 58,136   $ 4,800      8.26%
Investment Securities(2)                      91,639     5,807      6.34
Mortgage-Backed Securities(3)                188,136    12,217      6.49
Federal Funds Sold                            11,949       705      5.90
                                             -------   -------      ----
Total Interest-earning assets                349,860    23,529      6.73
Non Interest Earning Assets                   13,977
                                            --------
Total Assets                                $363,837
                                            ========
INTEREST-BEARING LIABILITIES:
Deposits
DDA                                         $  4,761   $   --     $   --
Now                                           15,539       314      2.02
Savings and Clubs                            140,204     3,507      2.50
Money Market Accounts                         18,770       599      3.19
Certificate of deposits                       74,060     3,970      5.36
Total deposits                               253,334     8,390      3.31
Borrowed money                                73,253     5,204      7.10
                                            --------   -------      ----
Total interest-bearing Liabilities           326,587    13,594      4.16
Non-interest-bearing Liabilities               2,230
                                            --------
Total liabilities                            328,817
Stockholders' equity                          35,020
                                            --------
Total liabilities and Stockholders'
equity                                      $363,837
                                            ========
Net interest income                                    $ 9,935
                                                       =======
Interest rate spread                                                2.57%
                                                                    ====
Net interest margin
                                                                    2.85%
                                                                    ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           1.07x
                                                                    ====

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

                                                                          YEAR ENDED MARCH 31,
                                                                          --------------------
                                               1998 VS. 1997                              1997 VS. 1996
                                            INCREASE (DECREASE)                        INCREASE (DECREASE)
                                                    DUE TO                                     DUE TO
                                                    ------                                     ------
                                     VOLUME          RATE         TOTAL        VOLUME           RATE        TOTAL
                                     ------          ----         -----        ------           ----        -----
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans                              $11,201        $(734)      $10,468       $ 3,013         $  31       $ 3,044
Investment securities(1)              (4,040)         (34)       (4,074)         (335)         (730)       (1,065)
  Mortgage-backed securities(1)       (1,674)         219        (1,455)
  Securities                             --            --            --        (2,024)         (214)       (2,238)
Federal funds sold                        30           11            41          (441)           18          (423)
                                     -------        -----       -------       -------         -----       -------
         Total interest-earning
           assets                      5,517         (538)        4,979           213          (895)         (682)
                                     -------        -----       -------       -------         -----       -------
Interest-bearing liabilities:
  NOWs                                   (22)          68            45             4            (7)           (3)
  Savings and Clubs                       52            0            52            49           (14)           35
  Money Market Accounts                   36           (2)           34            66            (7)           59
  Certificate of Deposits                123          (15)          109           (92)           36           (56)
                                     -------        -----       -------       -------         -----       -------
         Total Deposits                  189           51           239            27             8            35
  Borrowed money                       2,507         (212)        2,295           638           438         1,076
                                     -------        -----       -------       -------         -----       -------
         Total interest-bearing
           liabilities                 2,696         (162)        2,534           665           446         1,111
                                     -------        -----       -------       -------         -----       -------
Net change in net interest income    $ 2,821        $(376)      $ 2,445       $   878         $(449)      $   429
                                     =======        =====       =======       =======         =====       =======

(1)  Includes securities available for sale.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND 1997

          At March 31, 1998 total assets increased by $13.8 million, or 3.27% to $437.5 million compared to $423.6 million at March 31, 1997. The increase in total assets was primarily attributable to increases in cash and equivalents, loans receivable net, and other assets which include accounts receivable, loan clearing accounts, offset in part by decreases in securities available for sale and mortgage-backed securities ("MBS") held to maturity. Securities held as available for sale decreased by $55.5 million, or 66.14%, to $28.4 million at March 31, 1998 compared to $83.9 million at March 31, 1997. The decrease was primarily due to the sale of $49.0 million of mutual funds, the maturity of investment securities, and the principal repayments on MBS securities held as available for sale. The balance of this portfolio at the end of fiscal 1998 consisted solely of mortgage-backed securities held as available for sale. Mortgage-backed securities held to maturity decreased by $19.7 million, or 17.8%, to $91.1 million at March 31, 1998, from $110.9 million at March 31, 1997, primarily due to principal repayments. Investment securities held to maturity decreased by $1.7 million due to the maturation of such securities; at March 31, 1998 the Bank held no securities in this category. Carver's loans receivable at March 31, 1998 increased by $77.0 million or 38.92% to $275.0 million compared to $197.9 million at March 31, 1997. In fiscal 1998, Carver Federal purchased $80.2 million of one- to four-

family mortgage loans. These shifts in the Company's balance sheet reflect the ongoing Restructuring. See "Restructuring of Balance Sheet."

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

  PROVISION FOR LOAN LOSSES.

          The provision for loan losses decreased by $430,000 to $1.3 million, for the year ended March 31, 1998, from $1.7 million for the year ended March 31, 1997. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non performing loans and assets and net charge offs. Non performing loans increased from $6.4 million at March 31, 1997 to $6.8 million at March 31, 1998 and net charge-offs decreased from $649,000 to $368,000 over the same period last year. The net effect of the increased provision and the charge-offs for fiscal 1998 was an increase in the allowance for loan losses from $2.2 million at March 31, 1997, to $3.1 million at March 31, 1998. The allowance for loan losses equaled 1.11% of the gross loan portfolio at March 31, 1998 compared 1.09% at March 31, 1997.

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

REGULATORY CAPITAL POSITION

          The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision--Regulation of Savings Associations--Capital Requirements."

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

          The following table reconciles the Bank's stockholders equity at March 31, 1998, under generally accepted accounting principles to regulatory capital requirements:

                                                        REGULATORY CAPITAL REQUIREMENTS
                                                        -------------------------------
                                        GAAP          TANGIBLE         TIER/CORE         RISK-BASED
                                       CAPITAL         CAPITAL          CAPITAL            CAPITAL
                                       -------         -------          -------            -------
                                                           (IN THOUSANDS)
Stockholders' Equity at March
  31, 1998(1)                          $31,434         $31,434          $31,434           $31,434
Add:
  Unrealized loss on securities
    available for sale, net                                 13               13                13
  General valuation allowances                              --               --             1,522
  Qualifying intangible assets                              --               48                48
  Deduct:                                                   --               --                --
  Goodwill                                              (1,246)          (1,246)           (1,246)
                                                       -------          -------           -------
    Excess of net deferred tax
      assets                                                --               --               (40)
  Asset required to be deducted                             --               --                --
  Regulatory capital                                    30,201           30,249            31,731
  Minimum capital requirement                            6,562           13,124           $15,856
                                                       -------          -------           -------
  Regulatory capital excess                            $23,639          $17,125           $15,875
                                                       =======          =======           =======

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

The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all financial institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. Pursuant to such authority, the FDIC imposed a special assessment of 65.7 basis points per $100 of an institution's SAIF-assessable deposits held on March 31, 1995. The Company's special SAIF assessment of $1.6 million was charged to expense in September 1996 and paid in November 1996. In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the calendar year 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same range of rates applicable to the BIF. Prior to the SAIF recapitalization, all SAIF-insured institutions were subject to a minimum assessment of 23 basis points. The Funds Act also expanded the assessment base to include BIF-insured, as well as SAIF-insured, institutions to fund payments on the bonds issued by the Financing Corporation ("FICO bonds") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. In order to fund such interest payments, a separate assessment of 1.3 basis points for BIF-assessable deposits and 6.48 basis points for SAIF-assessable deposits became effective on January 1, 1997. The Funds Act requires that, until December 31, 1999 or such earlier date on which the last savings association ceases to exist, the rates of assessment for FICO bond payments imposed on BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. As a result of the lower overall assessment rates, the Company's non-interest expense for the year ended March 31, 1998 was reduced by $137,000 compared to the same period in 1997.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       LETTERHEAD OF MITCHELL & TITUS LLP

To The Board of Directors and Stockholders
Carver Bancorp Inc.,

          We have audited the accompanying consolidated statements of financial condition of Carver Bancorp Inc., and subsidiaries (the "Company") as of March 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three years ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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




                                               MITCHELL & TITUS LLP

July 10, 1998
New York, New York

                      CARVER BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    AS OF MARCH 31,
                                                                    ---------------
                                                               1998                 1997
                                                               ----                 ----
                              ASSETS
Cash and amounts due from depository institutions          $ 12,120,071         $ 4,230,757
Federal funds sold                                            3,000,000                  --
                                                           ------------         -----------
Total cash and cash equivalents (Notes 1 and 19)             15,120,071           4,230,757
Securities available for sale (Notes 1, 3, 13 and 19)        28,407,505          83,892,617
Investment securities held to maturity, net
   (estimated fair value of $1,673,000 in 1997
   (Notes 1, 4, 13, 18 and 19)                                       --           1,675,181
Mortgage-backed securities held to maturity,
   net (estimated fair value of $107,719,000
   in 1997) (Notes 1, 5, 12, 13, 18 and 19)                  91,115,861         110,852,668
Loans receivable, net (Notes 1, 6, 13 and 19)               274,954,337         197,917,673
Real estate owned, net (Note 1)                                  82,198              82,198
Property and equipment, net (Notes 1 and 8)                  11,545,627          11,342,678
Federal Home Loan Bank of New York stock,
   at cost (Note 13)                                          5,754,600           5,535,000
Accrued interest receivable, net (Notes 1, 9 and 19)          2,762,843           2,978,365
Excess of cost over net assets acquired,
   net (Notes 1 and 10)                                       1,246,116           1,456,000
Other assets (Notes 14 and 16)                                6,469,053           3,650,366
                                                           ------------        ------------
   Total assets                                            $437,458,211        $423,613,503
                                                           ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 11 and 19)                                 $274,894,232        $266,471,487
Securities sold under agreements to repurchase
   (Notes 12 and 19)                                         87,020,000          74,335,000
Advances from Federal Home Loan Bank of New York
   (Notes 13 and 19)                                         36,741,686          45,400,000
Other borrowed money (Notes 17 and 19)                        1,183,858           1,365,990
Advance payments by borrowers for taxes and insurance           659,995             670,502
Other liabilities (Notes 14 and 16)                           1,424,096           1,386,802
                                                           ------------         -----------
Total liabilities                                           401,923,867         389,629,781
                                                           ------------         -----------
Commitments and contingencies (Notes 18 and 19)                      --                  --
STOCKHOLDERS' EQUITY: (Note 15) Preferred stock,
   $0.01 par value per share; 1,000,000
   authorized; none issued                                           --                  --
Common stock; $0.01 par value per share; 5,000,000
   authorized; 2,314,275 issued and outstanding (Note 2)         23,144              23,144
Additional paid-in capital (Note 2)                          21,418,897          21,410,167
Retained earningssubstantially restricted
   (Notes 2 and 14)                                          15,289,632          14,359,060
Common stock acquired by Employee Stock Ownership
Plan ("ESOP") (Notes 2 and 17)                               (1,183,858)         (1,365,990)
Unrealized (loss) on securities available
   for sale, net of taxes                                       (13,470)           (442,659)
                                                           ------------        ------------
   Total stockholders' equity                                35,534,345          33,983,722
                                                           ------------        ------------
   Total liabilities and stockholders' equity              $437,458,211        $423,613,503
                                                           ============        ============


                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                  1998                 1997                 1996
                                                  ----                 ----                 ----

INTEREST INCOME:
Loans (Note 1)                                $18,311,042          $ 7,843,822          $ 4,800,482
Mortgage-backed securities                      8,522,922            9,978,660           12,217,281
Debt and equity securities                        323,243            4,416,362            5,415,806
Other interest-earning assets                     670,509              607,903            1,095,336
                                              -----------          -----------          -----------
   Total interest income                       27,827,716           22,846,747           23,528,905
                                              -----------          -----------          -----------
INTEREST EXPENSE:
Deposits (Note 11)                              8,596,358            8,355,168            8,390,201
Advances and other borrowed money               6,422,666            4,127,743            5,204,068
                                              -----------          -----------          -----------
   Total interest expense                      15,019,024           12,482,911           13,594,269
                                              -----------          -----------          -----------
Net interest income                            12,808,692           10,363,836            9,934,636
Provision for loan losses (Notes 1 and 6)       1,259,531            1,689,508              130,892
                                              -----------          -----------          -----------
Net interest income after
   provision for loan losses                   11,549,161            8,674,328            9,803,744
                                              -----------          -----------          -----------
NON-INTEREST INCOME:
Loan fees and service charges                     559,960              194,689               78,084
Gain (loss) on sale of securities
   held for sale (Notes 4 and 5)                  188,483             (927,093)                  --
Other                                           1,603,096              845,287              529,873
                                              -----------          -----------          -----------
   Total non-interest income                    2,351,539              112,883              607,957
                                              -----------          -----------          -----------
NON-INTEREST EXPENSES:
Salaries and employee benefits
   (Notes 16 and 17)                            4,739,069            4,044,718            3,482,928
Net occupancy expense (Notes 1 and 18)          1,118,467            1,111,602              975,795
Equipment (Note 1)                              1,255,301            1,088,258              685,657
Loss on foreclosed real estate (Note 1)                --               37,995               76,582
Advertising                                       289,061              172,795              168,084
Federal deposit insurance premium                 125,506              481,646              618,169
Amortization of intangibles (Note 1)              209,892              213,073              229,898
Legal expenses                                    371,430              157,023              350,921
Bank charges                                      415,223              341,272              308,391
Security service                                  290,431              286,036              234,856
SAIF assessment                                        --            1,632,290                   --
Other                                           2,836,568            2,235,249            1,921,462
                                              -----------          -----------          -----------
   Total non-interest expenses                 11,650,948           11,801,957            9,052,743
                                              -----------          -----------          -----------
Income (loss) before income taxes               2,249,752           (3,014,746)           1,358,958
Income taxes (Notes 1 and 14)                   1,203,466           (1,275,078)             605,874
                                              -----------          -----------          -----------
Net income (loss)                             $ 1,046,286          $(1,739,668)         $   753,084
                                              ===========          ===========          ===========
Net income (loss) per common share            $      0.48          $     (0.80)         $      0.35
                                              ===========          ===========          ===========
Weighted average number of
   shares outstanding (Note 1)                  2,187,619            2,169,276            2,156,346



                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        RETAINED         COMMON        (LOSS) ON
                                         ADDITIONAL     EARNINGS          STOCK       SECURITIES
                              COMMON      PAID-IN     SUBSTANTIALLY     ACQUIRED       AVAILABLE
                               STOCK      CAPITAL      RESTRICTED        BY ESOP      FOR SALE NET      TOTAL
                               -----      -------      ----------        -------      ------------      -----
Balance--March 31, 1995       $23,144    $21,465,072   $15,345,644   $(1,730,254)    $  (302,455)    $34,801,161
Net income for the
  year ended
  March 31, 1996                   --             --       753,084            --              --         753,084
Allocation of ESOP stock           --        (28,837)           --       182,132              --         153,295
Increase in unrealized
  (loss) in securities
  available for sale, net          --             --            --            --        (942,759)       (942,759)
                              -------    -----------   -----------   -----------     -----------     -----------
BalanceMarch 31, 1996          23,144     21,436,235    16,098,728    (1,548,122)     (1,245,204)     34,764,781
Net loss for the
  year ended
  March 31, 1997                   --             --    (1,739,668)           --              --      (1,739,668)
                              -------    -----------   -----------   -----------     -----------     -----------
Allocation of ESOP stock           --        (26,068)           --       182,132              --         156,064
Decrease in unrealized,
  loss in securities
  available for sale, net          --             --            --            --         802,545         802,545
                              -------    -----------   -----------   -----------     -----------     -----------
BalanceMarch 31, 1997          23,144     21,410,167    14,359,060    (1,365,990)       (442,659)     33,983,722
                              -------    -----------   -----------   -----------     -----------     -----------
Net Income for the
  year ended March 31, 1998        --             --     1,046,286            --              --       1,046,286
Allocation of ESOP Stock           --         58,566                     182,132              --         240,698
Dividends paid                     --                     (115,714)                                     (115,714)
Options exercised                            (49,836)           --            --              --         (49,836)
Decrease in unrealized,
  loss in Securities
  available for sale, net          --             --            --            --         429,189         429,189
                              -------    -----------   -----------   -----------     -----------     -----------
BalanceMarch 31, 1998         $23,144    $21,418,897   $15,289,632   $(1,183,858)    $   (13,470)    $35,534,345
                              =======    ===========   ===========   ===========     ===========     ===========


                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MARCH 31,
                                                                          --------------------
                                                               1998                1997                1996
                                                               ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                         $  1,046,286      $   (1,739,668)      $    753,084
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and amortization                                  695,192             664,750            301,918
Amortization of intangibles                                    209,892             213,082            229,888
Other amortization and accretion, net                          402,662           1,143,308            651,014
Provision for loan losses                                    1,259,531           1,689,508            130,892
Gain from sale of real estate owned                                 --             (26,229)                --
Proceeds from sale of loans                                  1,459,491                  --          1,948,143
Net loss on sale of securities available for sale             (188,483)            927,093                 --
Deferred income taxes                                           58,555            (387,456)          (380,541)
Allocation of ESOP stock                                       240,698             156,064            153,295
(Increase) decrease in accrued interest receivable             215,522            (290,166)            19,310
Increase (decrease) in refundable income taxes                      --            (286,000)           238,157
(Increase) decrease in other assets                          2,818,687          (1,493,435)           (72,455)
Increase (decrease) in other liabilities                        37,294            (510,154)           731,784
                                                          ------------        ------------       ------------
Net cash provided by operating activities                    8,255,327              60,697          4,704,489
                                                          ------------        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments
   held to maturity                                            194,476             311,894             96,335
Principal repayments on securities available for sale        5,061,181           5,357,790          2,965,441
Purchases of securities available for sale                 (17,000,000)        (57,508,308)                --
Proceeds from sales and call of
   securities held for sale                                 55,485,112          84,052,091          9,000,000
Purchase of investment securities held to maturity          (1,946,326)            (50,000)                --
Proceeds from maturities and calls
   of investment securities held to maturity                 8,480,705           7,000,000
Principal repayment of mortgage-backed
   securities held to maturity                              19,313,831          19,302,028         23,663,432
Purchase of loans                                          (68,153,900)        (84,708,587)       (26,911,379)
Net change in loans receivable                              (8,882,764)        (32,265,562)        (9,357,887)
Proceeds from sale of real estate owned                              0             258,292                 --
Additions to premises and equipment                           (897,030)         (2,050,447)        (5,930,518)
Purchase) Federal Home Loan Bank stock                        (219,600)         (2,415,000)                --
                                                          ------------        ------------       ------------
Net cash (used in) provided by investing activities         (8,564,315)        (62,715,809)        (6,474,576)
                                                          ------------        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                          8,422,745           9,519,604          8,505,919
Net increase (decrease) in short-term borrowings              (942,404)         58,335,000        (19,188,000)
Proceeds of long-term borrowings                            12,685,000                  --         11,000,000
Repayment of long-term borrowings                          (45,400,000)        (11,000,000)                --
Advances from Federal Home Loan of New York                 36,741,314                  --                 --
Repayment of other borrowed money                             (182,132)           (182,132)                --
Dividends Paid                                                (115,714)                 --                 --
Increase (Decrease) in advance
   payments by borrowers for taxes and insurance               (10,507)            187,447           (339,687)
                                                          ------------        ------------       ------------
Net cash provided by (used in)
   financing activities                                    (11,198,302)         56,859,919            (21,768)
                                                          ------------        ------------       ------------
Net increase (decrease) in cash
   and cash equivalents                                     10,889,314          (5,795,193)        (1,791,855)
Cash and cash equivalents--beginning                         4,230,757          10,025,950         11,817,805
                                                          ------------        ------------       ------------
Cash and cash equivalents--ending                         $ 15,120,071        $  4,230,757       $ 10,025,950
                                                          ============        ============       ============
Supplemental disclosure of non-cash activities:
Transfers of mortgage-backed securities                   $         --        $         --       $ 25,891,771
                                                          ============        ===========        =============
Unrealized Gain (loss) on securities
   available for sale:
Unrealized Gain (loss)                                         (25,417)            835,206         (1,778,783)
Deferred income taxes                                           11,947            (397,547)           836,033
                                                          ------------        ------------       ------------
                                                          $     13,470        $    442,659       $   (942,760)
                                                          ============        ============       ============
Loans receivable transferred to
   real estate owned                                      $         --        $     32,729       $    449,197
                                                          ============        ============       ============
Supplemental disclosure of cash
   flow information:
Cash paid for:
Interest                                                  $ 15,019,024        $ 12,361,162       $ 13,344,140
                                                          ============        ============       ============
Federal, state and city income taxes                      $    515,457        $    286,000       $         --
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

Buildings and improvements         10 to 50 years
Furnishings and equipment          3 to 10 years
Leasehold improvements             The lesser of useful life or remaining term
                                   of lease

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

NOTE 2. CONVERSION TO STOCK FORM OF OWNERSHIP AND REORGANIZATION INTO A HOLDING COMPANY

        On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering and in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $4,884,000, and $5,763,000 at March 31, 1998 and 1997,
respectively. On October 17, 1996, the Bank completed a reorganization into a holding company structure (the "Reorganization") and became the wholly-owned subsidiary of Carver Bancorp, Inc., a savings and loan holding company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

                                                        MARCH 31,1998
                                                        -------------
                                                       GROSS UNREALIZED
                                      CARRYING         ----------------          ESTIMATED
                                        VALUE          GAINS     LOSSES         FAIR VALUE
                                        -----          -----     ------         ----------
Mortgage--backed securities          $28,407,505        $--    $ 25,417         $28,382,089
Interest rate agreement for
  a notional amount of
  $5,000,000                                   0         --          --                   0
                                     -----------        ---    --------         -----------
                                     $28,407,505         --    $ 25,417         $28,382,089
                                     ===========        ===    ========         ===========


                                                        MARCH 31,1997
                                                        -------------
                                                       GROSS UNREALIZED
                                      CARRYING         ----------------          ESTIMATED
                                        VALUE          GAINS     LOSSES         FAIR VALUE
                                        -----          -----     ------         ----------
Mortgage--backed securities          $33,469,963        $--    $845,206         $32,624,757
Equity securities:
         Mutual funds                 49,108,306         --          --          49,108,306
         Common and preferred
           stock                       2,049,898         --          --           2,048,898
         Interest rate agreement
           for a notional amount
           of $5,000,000.                 29,750                                         --
         Interest rate agreement
           for a notional amount
           of $20,000,000.                79,906         --                          79,906
                                     -----------        ---    --------         -----------
                                     $84,737,823        $      $845,206         $83,892,617
                                     ===========        ===    ========         ===========

        Proceeds from sales of investment securities held for sale during the year ended March 31, 1998 were $5,188,483, resulting in gross gains of $188,000. There were no sales of investment securities held for sale during the years ended March 31, 1997 and 1996.

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET

                                                        MARCH 31, 1998
                                                        --------------
                                   PRINCIPAL       UNAMORTIZED       UNEARNED       CARRYING
                                    BALANCE         PREMIUMS        DISCOUNTS         VALUE
                                    -------         --------        ---------         -----
Government National Mortgage
  Association                     $ 8,918,901      $        0       $ 64,260       $ 8,854,642
Federal Home Loan Mortgage
  Corporation                      35,141,886         872,418        112,803        35,901,501
Federal National Mortgage
  Association                      36,264,031         529,740        109,146        36,684,625
Small Business Administration       1,782,199              --         11,847         1,770,352
Collateralized mortgage
  obligations:
  Resolution Trust Corporation      6,478,542          85,901             --         6,564,443
  Federal Home Loan Mortgage
    Corporation                     1,340,298              --             --         1,340,298
  Others                              629,118              --             --                --
                                  -----------      ----------       --------       -----------
                                  $89,925,857      $1,488,059       $298,056       $91,115,861
                                  ===========      ==========       ========       ===========

                                                        MARCH 31, 1997
                                                        --------------
                                   PRINCIPAL       UNAMORTIZED       UNEARNED       CARRYING
                                    BALANCE         PREMIUMS        DISCOUNTS         VALUE
                                    -------         --------        ---------         -----

Government National Mortgage
  Association                    $ 11,797,496      $       40       $108,430      $ 11,689,106
Federal Home Loan Mortgage
  Corporation                      43,789,880       1,132,946        154,798        44,768,028
Federal National Mortgage
  Association                      41,007,256         603,316        144,713        41,465,859
Small Business
  Administration                    2,263,969              --         15,251         2,248,718
Collateralized mortgage
  obligations:
  Resolution Trust
    Corporation                     8,240,457         113,289             --         8,353,746
  Federal Home Loan
    Mortgage Corporation            1,690,298              --             --         1,690,298
  Others                              629,118           7,795             --           636,913
                                 ------------      ----------       --------      ------------
                                 $109,418,474      $1,857,386       $423,192      $110,852,668
                                 ============      ==========       ========      ============

        A summary of gross unrealized gains and losses and estimated fair value follows:

                                                          MARCH 31, 1998
                                                          --------------
                                   CARRYING              GROSS UNREALIZED            ESIMATED
                                     VALUE             GAINS         LOSSES         FAIR VALUE
                                     -----             -----         ------         ----------
Government National Mortgage
  Association                     $ 8,854,642         $    --       $ 39,022      $ 88,156,620
Federal Home Loan Mortgage
  Corporation                      35,901,501              --        585,759        35,315,741
Federal National Mortgage
  Association                      36,684,625              --        206,223        36,478,402
Small Business
  Administration                    1,770,352          40,744             --         1,811,096
Collateralized mortgage
  obligations:
  Resolution Trust
    Corporation                     1,340,298                        116,838         1,329,408
  Federal Home Loan
    Mortgage Corporation          $ 6,564,443         $    --       $ 10,890       $ 6,447,605
                                  -----------         -------       --------       -----------
                                  $91,115,861         $40,744       $958,732       $90,197,873
                                  ===========         =======       ========       ===========

                                                          MARCH 31, 1997
                                                          --------------
                                   CARRYING              GROSS UNREALIZED            ESIMATED
                                     VALUE             GAINS         LOSSES         FAIR VALUE
                                     -----             -----         ------         ----------
Government National Mortgage
  Association                    $ 11,689,106        $149,141     $  475,567      $ 11,362,680
Federal Home Loan Mortgage
  Corporation                      44,768,028              --        937,810        43,830,218
Federal National Mortgage
  Association                      41,465,859              --      1,480,513        39,985,346
Small Business
  Administration                    2,248,718          38,806             --         2,287,524
Collateralized mortgage
  obligations:
  Resolution Trust Corporation      8,353,746                       268,352         8,085,394
  Federal Home Loan Mortgage
    Corporation                     1,690,298              --         29,581         1,660,717
  Others                              636,913              --          7,795           629,118
                                 ------------       ---------    -----------     -------------
                                 $110,852,668       $187,947     $3,199,618      $107,840,997
                                 ============       =========    ===========     =============

         The following is a schedule of final maturities as of March 31,1998:

                                                  CARRYING           ESTIMATED
                                                    VALUE           FAIR VALUE
                                                    -----           ----------
                                                       (IN THOUSANDS)

After one through five years                       $19,501            $19,428
After five through ten years                        71,615             70,770
                                                   -------            -------
                                                   $91,116            $90,198
                                                   =======            =======

         There were no sales of mortgage-backed securities held to maturity during the years ended March 31,1998, 1997 and 1996.

NOTE 6.  LOANS RECEIVABLE, NET

                                                    YEAR ENDED MARCH 31,
                                                    --------------------
                                           1998                1997                 1996
                                           ----                ----                 ----
Real estate mortgage:
One- to four- family                   $188,761,350        $139,961,350         $59,466,442
Multi-family                             49,289,001          19,935,991           2,490,355
Non-residential                          12,789,230          22,415,427          11,138,426
Equity and second mortgages                 443,907             586,300             364,085
                                       ------------        ------------         -----------
                                        251,283,488         182,899,068          73,459,308
                                       ------------        ------------         -----------
Agency for International Development             --                  --               9,441
                                       ------------        ------------         -----------
Real estate construction                 15,993,381          14,386,137           6,965,301
                                       ------------        ------------         -----------
Commercial loans                          1,442,158           3,192,251           1,090,941
                                       ------------        ------------         -----------
Consumer:
Passbook or certificate                     997,804             954,635           1,011,371
Student education                           174,313             974,892           1,094,351
Other                                    12,478,147           3,600,859             931,319
                                       ------------        ------------         -----------
                                         13,650,264           5,530,386           3,037,041
                                       ------------        ------------         -----------
Total loans                             282,369,290         206,007,842          84,562,032
                                       ------------        ------------         -----------
Add: Premium                              1,555,397           1,804,938             882,138
Less: Loans in process                    4,752,246           6,854,591           1,406,150
Allowance for loan losses                 3,138,000           2,245,746           1,205,496
Deferred loan fees and discounts          1,080,104             794,770             224,459
                                       ------------        ------------         -----------
                                         (7,414,953)         (9,895,107)         (2,836,105)
                                       ------------        ------------         -----------
                                       $274,954,337        $197,917,673         $82,608,065
                                       ============        ============         ===========

         The following is an analysis of the allowance for loan losses:

                                                            YEAR ENDED MARCH 31,
                                                            --------------------
                                                   1998             1997               1996
                                                   ----             ----               ----
Balance--beginning                              $2,245,746       $1,204,496         $1,074,604
Provision charged to operations                  1,259,532        1,698,508            130,892
Recoveries of amounts previously charged off            --           49,940                 --
Loans charged off                                 (367,278)        (699,198)                --
                                                ----------       ----------         ----------
Balance--ending                                 $3,138,000       $2,245,746         $1,205,496
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

                                          YEAR ENDED MARCH 31,
                                          --------------------
                                 1998             1997               1996
                                 ----             ----               ----
                                             (IN THOUSANDS)

Non-accrual loans                $5,568           $2,872             $2,034
Restructured loans                  807              413                 --
                                 ------           ------             ------
                                 $6,375           $3,285             $2,034
                                 ======           ======             ======

                                                     YEAR ENDED MARCH 31,
                                                     --------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
                                                          (IN THOUSANDS)
Interest income which would have been recorded
  had loans performed in accordance with
  original contracts                             $762         $393         $138
Interest income received                          285          147           26
                                                 ----         ----         ----
Interest income lost                              477          246         $112
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

        The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:

                                          YEAR ENDED MARCH 31,
                                          --------------------
                                        1998               1997
                                        ----               ----
                                            (IN THOUSANDS)

Balance--beginning                   $ 649,607           $428,429
Loans originated                       464,488            235,200
Other                                 (243,789)
Repayments                             (20,111)           (14,022)
                                     ---------           --------
Balance--ending                      $ 850,195           $649,607
                                     =========           ========


NOTE 11.  DEPOSITS

                                                    MARCH 31,
                                                    ---------
                                       1998                            1997
                                       ----                            ----
                         WEIGHTED                          WEIGHTED
                          AVERAGE                           AVERAGE
                           RATE       AMOUNT     PERCENT     RATE     AMOUNT       PERCENT
                           ----       ------     -------     ----     ------       -------
                                                    (DOLLARS IN THOUSANDS)

DEMAND:
  Interest bearing         2.23%     $19,230       6.99%     1.89%   $ 18,579       6.97%
  Non-interest-bearing     0.00        9,687       3.52      0.00       7,677       2.88
                           ----        -----       ----      ----       -----       ----
                           1.48       28,917      10.52      1.34      26,256       9.85
                           ----       ------      -----      ----      ------       ----
Savings and club           2.50      145,448      52.93      2.50     142,953      53.65
Money Management           3.22       21,496       7.82      3.15      21,078       7.91
Certificates of Deposit    5.24       79,033      28.74      5.18      76,184      28.59
                           ----       ------      -----      ----      ------      -----
                           3.46      246,072      89.48      3.41     240,215      90.15
                           ----      -------      -----      ----     -------      -----
                           3.24%    $274,894     100.00%     3.28%   $266,471     100.00%
                           ====     ========     ======      ====    ========     ======


         The scheduled maturities of certificates of deposits are as follows:

                                                            MARCH 31,
                                                    1998               1997
                                                    ----               ----
                                                        (IN THOUSANDS)

One year or less                                  $23,765            $36,028
After one year to three years                      38,605             25,639
After three years to five years                        29             14,447
After five years                                   16,634                 71
                                                  -------            -------
                                                  $79,033            $76,185
                                                  =======            =======

        The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $11,625,000 and $9,430,000 at March 31,1998 and 1997, respectively.

         Interest expense on deposits consists of the following:

                                                FOR YEAR ENDED MARCH 31,
                                                ------------------------
                                         1998            1997           1996
                                         ----            ----           ----

Demand                               $  364,774      $  332,393     $  330,562
Savings and clubs                     3,601,095       3,542,024      3,507,068
Money Management                        691,939         657,529        599,280
Certificates of deposit               3,948,687       3,844,009      3,965,252
                                     ----------      ----------     ----------
                                      8,606,495       8,375,955      8,402,162
Penalty for early withdrawals of
  certificate of deposit                (10,137)        (20,787)       (11,961)
                                     ----------      ----------     ----------
                                     $8,596,358      $8,355,168     $8,390,201
                                     ==========      ==========     ==========

NOTE 12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                      INTEREST             MARCH 31,
LENDER                            MATURITY             RATE          1998            1997
------                            --------             ----          ----            ----

Federal Home Loan Bank      April 30, 1997              5.69%                     8,000,000
Federal Home Loan Bank      May 30, 1997                5.73%                     7,000,000
Federal Home Loan Bank      June 30, 1997               5.76%                     8,000,000
Federal Home Loan Bank      July 11, 1997               5.56%                     6,000,000
Federal Home Loan Bank      July 29, 1997               5.81%                     4,000,000
Federal Home Loan Bank      August 15, 1997             5.82%                     4,000,000
Federal Home Loan Bank      September 10, 1997          5.51%                     6,000,000
Federal Home Loan Bank      September 16, 1997          5.56%                     5,000,000
Federal Home Loan Bank      October 14, 1997            5.79%                     5,000,000
Federal Home Loan Bank      November 3, 1997            5.59%                     4,000,000
Federal Home Loan Bank      November 26, 1997           5.58%                     5,835,000
Federal Home Loan Bank      December 3, 1997            5.56%                     6,500,000
Federal Home Loan Bank      December 22, 1997           5.77%                     5,000,000
Federal Home Loan Bank      April 13, 1998              5.77%      5,700,000
Federal Home Loan Bank      May 26, 1998                5.98%      6,000,000
Federal Home Loan Bank      June 23, 1998               5.89%      5,000,000
Federal Home Loan Bank      June 23, 1998               5.98%      6,000,000
Federal Home Loan Bank      July 28, 1998               5.89%      6,000,000
Federal Home Loan Bank      July 29, 1998               5.91%      8,000,000
Morgan Stanley Repo         August 14, 1998             5.91%      4,000,000
Federal Home Loan Bank      September 3, 1998           5.91%      6,500,000
Federal Home Loan Bank      October 27, 1998            5.92%      6,000,000
Morgan Stanley Repo         November 26, 1998           5.58%      4,820,000
Federal Home Loan Bank      February 26, 1999           5.81%      8,000,000
Federal Home Loan Bank      December 20, 1999           5.79%      5,000,000
Federal Home Loan Bank      January 26, 2000            5.75%      9,000,000
Federal Home Loan Bank      March 2, 2000               5.82%      7,000,000
                                                                 -----------
                                                        5.85%    $87,020,000     $74,335,000
                                                        ----     ===========     ===========

         Information concerning borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:

                                                          FOR THE YEAR ENDED
                                                               MARCH 31,
                                                          1998         1997
                                                          ----         ----
                                                            (IN THOUSANDS)

Average balance during the year                           $75,280      $26,650
Average interest rate during the year                        5.80%        5.73%
Maximum month-end balance during the year                  83,335       74,335
Mortgage-backed securities underlying the agreements
  at year end:
  Carrying value                                          $59,065      $ 4,898
  Estimated fair value                                    $59,090      $ 4,757

NOTE 14.  INCOME TAXES

         The Bank qualifies as a thrift institution under the provisions of the Code and is therefore permitted to deduct from taxable income an allowance for bad debts based on the greater of: (1) actual loan losses (the "experience method"); or (2) eight percent of taxable income before such bad debt deduction less certain adjustments (the "percentage of taxable income method"). For the tax years ended December 31,1996 and 1995, the deduction for bad debts was computed using the experience method. For the years ended March 31, 1998 and March 31, 1997, the deductions for bad debt was computed using the percentage method.

         Retained earnings at March 31, 1998, includes approximately $4,183,000 of such bad debts, for which federal income taxes have not been provided. If such amount is used for purpose other than bad debts losses, including distributions in liquidation, it will be subject to federal income tax at the current rate.

         The components of income taxes are summarized as follows:

                                    YEAR ENDED MARCH 31,
                                    --------------------
                         1998                  1997                1996
                         ----                  ----                ----
Current              $  966,000           $(1,348,259)          $785,816
Deferred                237,466                73,181            (75,869)
                     ----------           -----------           --------
                     $1,203,466           $(1,275,078)          $674,297
                     ==========           ===========           ========


          The following table presents a reconciliation between the reported income taxes and the federal income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                      YEAR ENDED MARCH 31,
                                                      --------------------
                                1998                       1997                    1996
                               AMOUNT        PERCENT      AMOUNT        PERCENT    AMOUNT      PERCENT
                               ------        -------      ------        -------    ------      -------
Income taxes                   $  765,000     34.00    $(1,025,014)     (34.00)   $462,046      34.00
Increases (reductions)
  in income taxes
   resulting from:
Statutory bad debts deduction     303,000     13.47             --       --        (36,000)     (2.65)
Amortization of intangibles       (34,000)    (1.51)       (43,324)      (1.44)    (37,600)     (2.77)
Dividend exclusion                (85,200)    (3.79)      (373,400)     (12.39)   (190,845)     14.04
State and city income
  taxes, net of federal
  income tax effect              (304,660)    12.47       (166,660)      (5.53)    190,845      14.04
Other items, net                  (49,334)    (2.15)                               26,583        1.96
                              -----------     -----    -----------       -----    -------       -----
Effective income taxes        $(1,203,466)    53.49    $(1,275,078)      72.30    $605,874      44.58
                              ===========     =====    ===========       =====    ========      =====


          At March 31, 1997, income taxes payable of $379,076 are included in other liabilities. The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                            MARCH 31,
                                                            ---------
                                                      1998                1997
                                                      ----                ----
                                                           (IN THOUSANDS)

DEFERRED TAX ASSETS
Reserve for uncollected interest                    $114,360         $   89,767
Loan and real estate owned losses
  in excess of bad debts deduction                   188,000            (46,808)
Deferred loan fees                                   151,400            354,388
Accrued pension                                      (63,165)           229,535
Write down of common stock                            19,829             19,829
Reserve for losses on other assets                    98,741            149,985
Unrealized loss on securities available for sale      40,410            392,547
Other                                                 65,165             64,579
                                                     -------          ---------
                                                     612,740          1,253,822
                                                     -------          ---------
DEFERRED TAX LIABILITIES
Savings premium                                      209,883            282,685
Depreciation                                         330,800            521,721
                                                    --------          ---------
Sub total                                            540,683          1,099,380
                                                    --------         ----------
Net deferred tax assets included in other assets    $ 72,057         $  154,442
                                                    ========         ==========

NOTE 16.  BENEFIT PLANS

  PENSION PLAN

        Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan's funded status:

                                                            MARCH 31,
                                                            ---------
                                                    1998                 1997
                                                    ----                 ----
                                                         (IN THOUSANDS)
Actuarial present value of benefit obligation
  including vested benefits of $2,054,535 and
  $1,690,000.                                       $2,382,850       $2,097,345
Projected benefit obligation                         2,796,385        2,425,891
                                                     ---------        ---------
Plan assets at fair value                            3,275,671        2,900,146
Plan assets in excess of projected benefit
  obligation                                           474,255          474,255
Unrecognized net obligation being amortized
  over 19.75 years                                     330,567          366,279
Unrecognized prior service cost                         18,678           20,812
Unrecognized net (gain)                               (947,721)      (1,008,762)
                                                     ---------       ----------
(Accrued) pension cost included other liabilities     (119,181)         147,416
                                                     =========       ==========


Net periodic pension cost included the following components:

                                             YEAR ENDED MARCH 31,
                                             --------------------
                                     1998             1997             1996
                                     ----             ----             ----

Service cost                      $ 158,235        $ 115,541       $  95,323
Interest cost                       182,273          158,379         137,100
Return on plan assets              (387,657)        (318,555)       (174,058)
Net deferral and amortization       133,928          157,672         (94,665)
                                  ---------        ---------       ---------
Net periodic pension cost         $  86,779        $  55,057       $  36,300)
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

  SAVINGS INCENTIVE PLAN

        The Bank has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Employees may elect to defer up to 15% of their compensation and may receive a percentage matching contribution from the Bank with respect to 50% of the eligible employee's contributions up to the maximum allowed by law. Total incentive plan expenses for the years ended March 31, 1998, 1997 and 1996 were $73,000, $63,500 and $52,700, respectively.

  DIRECTORS' RETIREMENT PLAN

        Concurrent with the conversion to the stock form of ownership, the Bank adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director.

                                                                MARCH 31,
                                                                ---------
                                                           1998          1997
                                                           ----          ----
                                                             (IN THOUSANDS)
Actuarial present value of benefit
   obligation including vested benefits
   of $2,054,535 and $1,690,000.                         $327,815    $360,564
                                                         ========    ========
Projected benefit obligation                             $479,672    $401,463
Plan assets at fair value                                      --          --
                                                         --------    --------
Projected benefit obligation in excess of plan assets     479,672     401,463
Unrecognized past service cost                            165,700    (220,936)
Additional minimum liability                               13,843     180,037
                                                         --------    --------
Accrued liability included in other liabilities          $327,815    $360,564
                                                         ========    ========

        Net periodic pension cost for the years ended March 31,1998, 1997 and 1996 included the following:

                                   1998              1997             1996
                                   ----              ----             ----
Service cost                     $ 42,403         $ 24,330         $ 18,267
Interest cost                      31,562           31,395           28,417
Net deferral and amortization      58,758           55,324           55,236
                                 --------         --------         --------
Net pension cost                 $132,723         $111,049         $101,920
                                 ========         ========         ========

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

        The Bank has outstanding various loan commitments as follows:

                                                      MARCH 31,
                                                      ---------
                                                1998               1997
                                                ----               ----
Commitments To Originate Loans Mortgage    $9,585,776            $13,443,419
                                           ==========            ===========
Commitments To Purchase Loans Mortgage     $       --            $32,544,057
                                           ==========            ===========
Commitments to Sell Loans Mortgage                 --            $        --
Consumer Loans                             $       --                     --
                                           ==========            ===========
Total                                      $       --            $        --
                                           ==========            ===========

        At March 31,1998, of the $9,585,776 in outstanding commitments to originate mortgage loans, $1,334,776 are at fixed rates within a range of 6.50% to 8.00%, $7,626,000 are for balloon loans with 5 years maturity, whose rates range between 8.50% to 9.50% and $625,000 are for commercial loans with adjustable rate whose initial rates range between 8.00% to 8.25%.

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

        Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $263,000, $285,000 and $302,000 for the years ended March 31, 1998, 1997, and 1996, respectively. As of March 31, 1998, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2011 are as follows:

                                                    MINIMUM RENTAL
              YEAR ENDED MARCH 31                   (IN THOUSANDS)
              -------------------                   --------------

                     1998                              $  263
                     1999                                 266
                     2000                                 293
                     2001                                 296
                     2002                                 296
                     2003                                 296
                     Thereafter                         1,330
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

                                           Carver Bancorp, Inc.
                                           --------------------
                                           (Registrant)


Date:    August 13, 1998                 By: /s/ Thomas L. Clark, Jr.
                                           --------------------------
                                         Thomas L. Clark, Jr.
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)