Form 10-Q
period 1998-06-30
CARVER BANCORP INC
filed 1998-08-14
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days. Yes X No

          Class                                   Outstanding at August 14, 1998
          -----                                   ------------------------------
Common Stock, par value $.01                                 2,314,275

                                    CONTENTS
                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of
June 30, 1998 and March 31, 1998 (unaudited) ..............................    3

Consolidated Statements of Income for the Three
Months Ended June 30, 1998 and 1997 (unaudited) ...........................    4

Consolidated Statements of Cash Flows for the Three Months
Ended June 30, 1998 and 1997 (unaudited) ..................................    5

Notes to Consolidated Financial Statements (unaudited) ....................    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................    7

Item 3. Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   16

     Item 2. Changes in Securities and Use of Proceeds ....................   16

     Item 3. Defaults upon Senior Securities ..............................   16

     Item 4. Submission of Matters to a Vote of Security Holders ..........   16

     Item 5. Other Information ............................................   17

     Item 6. Exhibits and Reports on Form 8-K .............................   17

SIGNATURES

                              Carver Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                     As of            As of
Assets                                           June 30, 1998    March 31, 1998
                                                 -------------    -------------

  Cash and due from banks ....................   $  14,430,552    $  12,120,071
  Federal funds sold .........................       7,700,000        3,000,000
                                                 -------------    -------------
      Total cash and cash equiv ..............      22,130,552       15,120,071
                                                 -------------    -------------

  Securities available for sale ..............      25,702,483       28,407,505
  Inv. Securities held to maturity ...........               0                0
  MBS  securities held to maturity ...........      85,723,175       91,115,861
  Loans receivable, net: .....................     265,128,709      274,954,337
  REO ........................................          82,198           82,198
  Property & Equipment .......................      12,163,163       11,545,627
  FHLB stock .................................       5,754,600        5,754,600
  Accrued interest ...........................       2,388,810        2,762,843
  Excess of cost  over net assets acquired ...       1,194,757        1,246,116
  Other assets ...............................       7,102,628        6,469,053
                                                 -------------    -------------
    Total assets .............................   $ 427,371,077    $ 437,458,211
                                                 =============    =============



Liabilities & Equity

  Deposits ...................................     279,746,103      274,894,232
  Repos ......................................      68,720,000       87,020,000
  Advances ...................................      31,736,918       36,741,686
  Other borrowings ...........................       1,138,325        1,183,858
                                                 -------------    -------------
     Total Borrowings ........................     101,595,243      124,945,544
                                                 -------------    -------------
  Advance payments for taxes .................         659,995          659,995
  Other liabilities ..........................       9,472,565        1,424,096
                                                 -------------    -------------
    Total liabilities ........................     391,473,906      401,923,867
                                                 -------------    -------------

 Stockholders' Equity

  Common stock ...............................          23,144           23,144
  Add paid in capital ........................      21,436,929       21,418,897
  Retained Earnings ..........................      15,571,936       15,289,632
Dividends declared and paid ..................               0                0
  ESOP stock .................................      (1,138,325)      (1,183,858)
Unrealized (loss) on securities AFS ..........           3,486          (13,470)
                                                 -------------    -------------
  Total stockholders' equity .................      35,897,170       35,534,345
                                                 -------------    -------------
   Total liabilities & stockholders' equity ..   $ 427,371,077    $ 437,458,211
                                                 =============    =============

                                         Carver Bancorp,Inc.
                                  Consolidated Statement of Income
                                             (Unaudited)

                                                    Three Months  Three Months
                                                       Ended          Ended
                                                    June 30, 1998 June 30, 1997
                                                    ------------- -------------
Interest Income
  Loan receivable .................................   $5,354,256   $4,369,777
  Mortgage-backed securities ......................    1,846,566    2,225,628
  Investments and other interest-earning assets ...      166,024      134,592
  Federal Funds Sold ..............................      218,037       66,877
                                                      ----------   ----------
    Total interest income .........................    7,584,883    6,796,874
                                                      ----------   ----------

Interest expense
  Deposits ........................................    2,141,768    2,122,659
  Advances and Repos ..............................    1,745,405    1,697,577
                                                      ----------   ----------
    Total interest expense ........................    3,887,173    3,820,236
                                                      ----------   ----------

Net interest income ...............................    3,697,710    2,976,638
                                                      ----------   ----------
Provisions ........................................      450,015      167,356
                                                      ----------   ----------

Net interest income less provision for loan loss ..    3,247,694    2,809,282
                                                      ----------   ----------

Non interest income
  Loan fees & service charges .....................       48,195       37,216
  Gain or (loss) on sale of securities ............            0            0
  Other income ....................................      526,473      279,145
                                                      ----------   ----------
    Total non-interest income .....................      574,668      316,361
                                                      ----------   ----------


Non-interest expense
  Salaries and benefits ...........................    1,240,244    1,107,995
  Net occupancy ...................................      287,976      252,439
  Equipment .......................................      447,011      239,150
  Loss on foreclosure RE ..........................            0        4,163
  Advertising .....................................       36,238       59,375
  FDIC ............................................       65,308            0
  Amortization of intangibles .....................       48,213       53,268
  Legal expense ...................................       60,050       55,000
  Bank charges ....................................       88,827      126,593
  Security service ................................       64,196       54,576
  Other ...........................................      930,783      608,800
                                                      ----------   ----------
     Total non interest expense ...................    3,268,844    2,561,359
                                                      ----------   ----------

Income before taxes ...............................      553,519      564,284
                                                      ----------   ----------
Income taxes ......................................      235,465      254,159
                                                      ----------   ----------

Net income ........................................   $  318,054   $  310,125
                                                      ==========   ==========
Net income (loss) per common share ................   $     0.14   $     0.14
                                                      ----------   ----------
Weighted Average Number of Shares Outstanding .....    2,199,025    2,180,812
                                                      ==========   ==========

                              Carver Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       June 30, 1998
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Cash flows from operating activities:
Net income                                                    $    318,054    $    310,125
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment          191,749         117,482
  Amortization of intangibles                                       51,359          53,268
  Other amortization and accretion, net                            112,821         211,844
  Provision for  loan losses                                       450,015         167,356
  Deferred income taxes                                                  0        (315,044)
  Allocation of ESOP                                                63,566          47,438
Changes in:
  Accrued interest receivable, net                                (374,033)        (25,811)
  Refundable income taxes                                                0               0
  (Increase)Decrease in other assets                              (633,575)       (697,024)
  (Increase)Decrease in other liabilities                        8,048,469        (418,921)
                                                              ------------    ------------
    Net cash provided by operating activities                    8,228,425        (549,287)
                                                              ------------    ------------

Cash flows from investing activities:
  Purchase of securities available for sale                              0      (5,000,000)
  Principal repayments on securities available for sale          2,700,399       1,234,966
  Proceeds from sale of securities available for sale                    0      49,008,308
 Gain from sale of securities available for sale                         0               0
  Purchase of investment securities held to maturity                     0               0
  Proceeds from maturities and calls of investment
    securities held to maturity                                          0          64,327
   Principal repayment on mortgage-backed securities
    held to maturity                                             5,372,694       4,345,148
   Principal repayment on investment
    held to maturity                                                     0               0
  Net change in loans receivable                                10,345,738      (4,374,683)
  Purchase of mortgage loans                                             0     (32,544,057)
  Proceeds from sale of real estate owned                                0               0
  Loss from sale of real estate owned                                    0               0
   Additions to premises and equipment                            (910,203)       (311,603)
                                                              ------------    ------------
    Net cash (used in) provided by investing activities         17,508,628      12,422,406
                                                              ------------    ------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                            4,623,729       3,069,460
   Increase (Decrease) in short term borrowings                (18,300,000)      8,000,000
  Repayment of advances from Federal Home Loan Bank
    of New York                                                 (5,004,768)    (43,000,000)
   Advances from Federal Home Loan Bank of New York                      0      22,000,000
   Repayment of other borrowed money                               (45,533)        (45,533)
   Redemption of Federal Home Loan Bank stock                            0         575,000
   Net increase (decrease) in advance payments by borrowers              0               0
    for taxes and insurance                                              0               0
                                                              ------------    ------------
   Net cash provided by (used in) financing activities         (18,726,572)     (9,401,073)
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents             7,010,481       2,472,046
Cash and cash equivalents -- beginning                          15,120,071       4,230,757
                                                              ------------    ------------
Cash and cash equivalents -- ending                           $ 22,130,552    $  6,702,803
                                                              ------------    ------------

Supplemental disclosure of non-cash activities:
  Unrealized Gain (loss) on securities available for sale:
    Unrealized Gain (loss)                                    $      3,486    $    456,734
    Deferred income taxes                                            1,530        (214,665)
                                                              ------------    ------------
                                                              $      5,016    $    242,069
                                                              ============    ============
  Loans receivable transferred to real estate owned           $          0    $          0
                                                              ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                  $  3,887,173    $  3,717,198
                                                              ============    ============
    Federal, state and city income taxes                      $          0    $          0
                                                              ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three month period ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999. The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiary Carver Federal Savings Bank (the "Bank" or "Carver Federal") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE CALCULATION

          Net income per share for the three month period ended June 30, 1998 and 1997 are calculated based on weighted average number of shares outstanding during the period.

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


(4)  BRANCH SALE AGREEMENT

          On January 28, 1998, the Holding Company announced that the Bank had entered into a definitive agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey. The Roosevelt Office is located in Nassau County, New York and has deposits of approximately $10.0 million. Due to certain regulatory issues, the transaction, which was expected to close by March 31, 1998, has not yet been consummated.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2

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

General

     Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary; the Bank, which operates seven full service branches in the New York City boroughs of: Brooklyn, Queens, Manhattan, and in Nassau County, New York. See "Branch Sale Agreement".

Financial Condition

Assets

     At June 30, 1998, total assets decreased $10.1 million or 2.31% to $427.4 million compared to $437.5 million at March 31, 1998. The decrease in total assets was primarily attributable to decreases in securities held as available for sale, mortgage-backed securities (collectively "MBS") held to maturity and loans receivable net, offset in part by an increase in cash and equivalents. The decreases in MBS are consistent with the Company's investment strategy and the decrease in loans receivable net reflect repayments in excess of originations and purchases.

     Total cash and equivalents increased by $7.0 million or 46.37% to $22.1 million at June 30, 1998 compared to $15.1 million at March 31, 1998. The increase in cash and equivalents primarily reflect receipts on MBS and loans.

     The Company's portfolio of MBS held to maturity by $5.4 million or 5.92% to $85.7 million at June 30, 1998 compared to $91.1 million at March 31, 1998, MBS held as available for sale decreased by $2.7 million or 9.52% to $25.7 million compared to $28.4 million at March 31, 1998. The decreases in MBS primarily reflect the receipt of principal repayments on such securities. The Company used these repayments of mortgage backed securities to originate loans, and repay advances from the Federal Home Loan Bank ("FHLB Advances") and repay other borrowings.

     The Company's loans receivable decreased $10.8 million or 4.21% to $246.3 million at June 30, 1998 compared to $257.2 million at March 31, 1998. The decrease was primarily reflects receipt of principal repayments offset in part by originations.

Liabilities and Stockholders' Equity

     At June 30, 1998, total deposits increased by $4.9 million or 1.76% to $279.7 million compared to $274.9 million at March 31, 1998. The increase in total deposits was primarily attributable to increases of $2.3 million in certificates of deposits, $947,000 in regular savings, and $367,000 in NOW accounts.

     At June 30, 1998, FHLB Advances decreased by $18.3 million to $68.7 million and reverse repurchase agreements and other borrowings decreased by $5.0 million to $31.7 million compared to $87.0 million and $36.7 million at March 31, 1997 respectively. These decreases primarily reflect a reduction in the need for borrowed funds primarily due to repayments from MBS securities and loans coupled with an increase in deposits.

     At June 30, 1998, stockholders' equity increased by $363,000 or 1.02%, to $35.9 million compared to $35.5 million at March 31, 1998, primarily reflecting an increase in retained earnings of approximately $282,000, combined with a decrease in the unrealized net loss on securities available for sale, and the allocation of shares under the Employee Stock Ownership Plan.

     Under Statement of Financial Accounting Standards("SFAS") No. 115, unrealized losses on securities available for sale are recorded net of deferred income tax as a reduction to stockholders' equity. At June 30, 1998, such unrealized losses were approximately $3,400, a decrease of $10,000, from $13,400 at March 31, 1998. In accordance with SFAS No. 115, such losses will not be reflected as a charge to earnings until the underlying securities are sold, and then only to the extent of the amount of loss, if any, actually realized at the time of sale.


Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and principal and interest payments on loans, redemption of mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

     The primary investment activity of the Company is the origination and purchase of loans and, to a lesser extent, the purchase of investment securities and mortgage-backed securities. During the three month period ended June 30, 1998, the Company neither purchased nor sold investment securities, or mortgage loans and sold no investment securities. During the three month period ended June 30, 1997, the Company purchased $32.5 million of mortgage loans, $5.0 million of investment securities, and sold $49.0 million in investment securities.

     The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, the Company's cash and cash equivalents totaled $22.1 million compared to $15.1 million at March 31, 1997.

     The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At June 30, 1998, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 1998 and March 31, 1998.

     At June 30, 1998, the Company exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Company's capital compliance at June 30, 1998 and March 31, 1998.

                                   At June 30, 1998          At March 31, 1998
                                   ----------------          -----------------
                                               % of                        % of
                                  Amount      Assets       Amount         Assets
                                  ------      ------       ------         ------
                                             (Dollars in thousands)

Tangible Capital .............   $30,647       7.17%      $30,201          6.90%
Core Capital .................   $30,870       7.22        30,249          6.93
Risk Based Capital ...........   $32,312      17.54        31,731         16.00

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

     In April of 1997, Carver completed a restructuring of its balance sheet and the Company is now placing primary emphasis on its whole loan portfolio through the origination of loans, as well as the purchase of whole loans. The Company continued to pursue this strategy for the three month period ended June 30, 1998. As a result of this effort, the loan portfolio has substantially increased as a percentage of total assets. Therefore, it is expected that the Company's future earnings will be derived primarily from direct lending and purchase activities rather than investing in securities.

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


                                                                                   THREE MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------------
                                                                      1998                                  1997
                                                        --------------------------------------  ------------------------------------
                                                        Average     Quarterly    Annualized     Average   Quarterly    Annualized
Assets                                                  Balance      Interest  Avg. Yield/Cost  Balance    Interest  Avg. Yield/Cost
                                                        -------     ---------  ---------------  -------    --------  ---------------
Interest Earning Assets
  Loan (1)                                              $279,448     $  5,354         7.66%    $236,098    $  4,369        7.40%
  Investment Securities (2)                                5,795          167         5.76%      12,483         163        5.22%
  Mortgage-backed Securities (3)                         114,414        1,846         6.45%     141,051       2,225        6.31%
  Federal Funds Sold                                      15,225          218         5.73%       3,500          40        4.57%
                                                        --------     --------     --------     --------    --------    --------
    Total Interest Earning Assets                        414,882        7,585         7.31%     393,132       6,797        6.92%
Non-interest Earning Assets                               21,827                                 22,339
                                                        --------                               --------
    Total Assets                                        $436,709                               $415,471
                                                        ========                               ========

Liabilities and Stockholders' Equity

Interest Bearing Liabilities
Deposits
  DDA                                                   $ 10,751     $      0         0.00%    $  8,004    $      0        0.00%
  NOW                                                     18,818           87         1.85%      18,215          84        1.84%
  Savings and club                                       146,586          924         2.52%     144,952         920        2.54%
  Money market accounts                                   21,656          153         2.83%      21,489         168        3.13%
  Certificates of deposits                                80,361          978         4.87%      76,168         950        4.99%
                                                        --------     --------     --------     --------    --------    --------
    Total Deposits                                       278,172        2,142         3.08%     268,828       2,122        3.16%
Borrowed Money                                           118,096        1,745         5.91%     111,339       1,698        6.10%
                                                        --------     --------     --------     --------    --------    --------
    Total Interest Bearing Liabilities                   396,268        3,887         3.92%     380,167       3,820        4.02%
                                                                     --------                              --------
Non-interest Bearing Liabilities                           5,058                                    878
                                                        --------                               --------
    Total Liabilities                                    401,326                                381,045
   Stockholders' Equity                                   35,383                                 34,426
                                                        --------                               --------
Total Liabilities and Stockholders' Equity              $436,709                               $415,471
                                                        ========                               ========
Net Interest Income                                                  $  3,698                              $  2,977
                                                                     ========                              ========
Interest Rate Spread                                                                  3.39%                                2.90%
                                                                                  ========                             ========
Net Interest Margin                                                                   3.57%                                3.03%
                                                                                  ========                             ========
Ratio of average interest
earning assets to average
interest bearing liabilities                                                          1.03 x                               1.03 x
                                                                                  ========                             ========

(1)  Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $5.8 million at June 30, 1998.
(3) Includes fair value of mortgage-backed securities available for sale of $25.6 million at June 30, 1998.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1998 and
1997

     General

     The Company reported net income for the three month period ended June 30, 1998 of $318,000, compared to $310,000, for the same period last year. The increase in net income was due to an increase in net interest income and non-interest income, offset in part by increases in provision for loan losses and non-interest expense.

     Interest Income

     Interest income increased by $788,000 or 11.59% to $7.6 million for the three months ended June 30, 1998 compared to $6.8 million for the three months ended June 30, 1997. The increase was primarily due to an increase in the average balance of interest earning assets of $21.2 million and a 39 basis point increase in the average yield on interest-earning assets to 7.31%, which is the result of the shift in assets from investment securities to higher-yielding loans.

     Interest income from loans receivable net increased by $984,000, or 22.53%, to $5.4 million for the three months ended June 30, 1998 compared to $4.4 million for the three months ended June 30, 1997. This resulted from an increase of $43.4 million or 18.36`% in the average balance of loan receivables to $279.4 million for the three month period ended June 30, 1998 compared to $236.1 million for the three month period ended June 30, 1997, coupled with an increase of 26 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of originations and loan purchases made during the fourth quarter of the fiscal year which ended on March 31, 1998 ("fiscal 1998"). The increase in the average yield on the loan portfolio reflects the origination of higher yielding mult-family, commercial and consumer loans.

     Interest income from mortgage-backed securities decreased $379,000, or 17.03%, to $1.8 million for three months ended June 30, 1998 compared to $2.2 million for the three months ended June 30, 1997. This decrease is primarily attributable to a decrease of $26.6 million or 18.88% in the average balance of mortgage-backed securities to $114.4 million compared to $141.1 million for same period in fiscal 1998. Income from investment securities and federal funds sold decreased by $182,000 or 90.00%, to $384,000 for the three months ended June 30, 1998 compared to $202,000 for the same period last year. The increase in interest income is primarily attributable to a $5.0 million or 31.53% increase in the average balance of such securities to $21.0 million for the three months ended June 30, 1998 compared to $16.0 million for the three months ended June 30, 1997.

     Interest Expense

     Interest expense was relatively unchanged increasing by $67,000 or 1.73% to $3.9 million for the three months ended June 30, 1998 compared to $3.8 million for the same period last year. Interest expense on deposits increased by $19,000 to $2.2 million and interest expense on borrowings increased by $48,000 to $1.7 million for the three months ended June 30, 1998 compared to $2.1 and $1.7 million respectively for the same period last year. For the three months ended June 30, 1998, the increased balances of demand deposit, savings and club and certificate of deposit accounts were offset by the decreased average cost of such liabilities.

     Net Interest Income Before Provisions for Loan Losses

     Net interest income increased $721,000 or 24.22%, to $3.7 million for the three months ended June 30, 1998 compared to $3.0 million for the three months ended June 30, 1997. The increase in net interest income is primarily attributable to a $788,000 or 11.59%, increase in interest income which was partially offset by a $67,000, or 1.73% increase in interest expense.

     The Company's interest rate spread increased by 49 basis points to 3.39% for the three months ended June 30, 1998 compared to 2.90% for the three months ended June 30, 1997. The Company's net interest margin increased by 54 basis points to 3.57% for the three months ended June 30, 1998 compared to 3.03% for the three months ended June 30, 1997. The increase in interest rate spread and net interest margin is primarily attributable to an increase in the average yield on interest earning assets due to an increase in the average balance of loans, coupled with a decrease in the cost of interest bearing liabilities due to a decrease average cost of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was unchanged at 1.03x% for the three months ended June 30, 1998 compared to the same period last year.

     Provision for Loan Losses

     The Company provided $450,000 for loans losses for the three months ended June 30, 1998, compared to $167,000 for the same period last year. The increase in the provision for the first quarter of fiscal 1999 in large part reflects the growth in Company's loan portfolio as compared to the same period last year, and in part to provide for delinquent consumer loans, in order to maintain the allowance for loan losses at an adequate level consistent with the Company's policies. During the first quarter, the Bank charged off approximately $153,000 in non-performing consumer loans. At June 30, 1998, non performing assets acquired by the Company in settlement of loans increased by approximately $260,000 to $342,000 compared to $82,000 at March 31, 1998. The increase is attributable to repossession of automobiles recorded at the lower of their market value or unpaid principal balance. At June 30, 1998, non-performing loans totaled $8.3 million or 3.13% of total loans compared to 2.47% at March 31, 1998. The allowance for loan losses to total loans equaled 1.22% at June 30, 1998 compared to 1.11% at March 31, 1998, and the allowance allowance for loan losses to non-performing loans equaled 39.88% and 45.30% respectively.

     Non-Interest Income

     Non interest income increased by $258,000 or 81.65% to $575,000 for the three months ended June 30, 1998 compared to $316,000 for the three months ended June 30, 1997. The increase was primarily due to a $247,000 increase in income from bank services charges and to a lesser extent prepayment fees from the early repayment of mortgage loans.

     Non-Interest Expense

     Non-interest expense increased by approximately $707,000 to $3.3 million for the three months ended June 30, 1998 compared to $2.6 million for the three months ended June 30, 1997. The increase reflects a $207,000 or 86.92% increase in equipment expense to $447,000 for the three months ended June 30, 1998 compared to $239,000 for or the same period last year. The increase in equipment expense is attributable to increased depreciation expense associated with the conversion of the Company's data processing to an in-house system.

     Non interest expense also reflects increases of; $132,000 or 11.94% in salary and benefits expense, $35,500 or 14.08% in net occupancy expense, and $305,000 or 83.87% in other expense, offset in part by reductions in advertising expense, bank charges, and loan service expense. The Bank did not incur an expense for quarterly FDIC premium during the first quarter of fiscal 1998 as a result of the legislation enacted to recapitialize the Savings Association Insurance Fund.

     Income Tax Expense

     Income tax expense for the three months ended June 30, 1998 was $235,000 compared to $254,000 for the three months ended June 30, 1997. The Company's effective tax rate for the three months ended June 30, 1998 was 42.54% compared to 45.04% for the three months ended June 30, 1997.

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

     The Company began testing on its loan and deposit systems in July 1998, which will include Year 2000 issues and is currently in the process of obtaining software modifications deemed necessary for compliance in all other systems. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse effect on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the Company's operations. At this time, management believes that any such impact and any resulting costs will not be material.

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


ITEM 3.

     Quantitative and Qualitative Disclosure About Market Risk

     Market risk is the potential loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities.

     Since there have been no significant changes in the Company's balance sheet or the yield curve subsequent to March 31, 1998, the Company's current interest rate risk exposure has not materially changed.

                           PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     From time to time, the Company is a party to various legal proceedings incident to its business. At June 30, 1998, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     On January 2, 1996, the United States District Court for the Southern District of New York dismissed the class action encaptioned Dougherty v. Carver Federal Savings Bank for lack of subject matter jurisdiction. The class action alleged that the offering circular, used by Carver to sell its stock in its public offering, contained material misstatements and omissions. Further, the complaint alleged that the Bank's shares were not appraised by an independent appraiser. By separate order on the same date, the court made its ruling applicable to Gomberg v. Carver Federal Savings Bank and Uminer v. Carver Federal Savings Bank, two other class actions filed in the Southern District of New York which asserted claims essentially identical to those asserted in the Dougherty suit.The plaintiffs filed a consolidated notice of appeal on January 29, 1996 with the United States Court of Appeals for the Second Circuit. In April 1997 the Circuit Court concluded that the District Court had subject matter jurisdiction over the plaintiffs' complaint, the Circuit Court reversed and remanded the case back to the District Court. On July 10, 1997, upon request of all counsel, the trial judge directed that discovery be completed by March 31,1998 and that the case be ready for trial in May of 1998. As of the date hereof, no trial date has been set by the court. Carver believes that the allegations made in this action are without merit and intends to aggressively defend its interest with respect to such matter.

     Item 2. Changes in Securities and Use of Proceeds

     None

     Item 3. Defaults upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None

     Item 5. Other Information

     None

     Item 6.Exhibits and Reports on Form 8K

     (a)  Exhibit 11 - Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998                     CARVER BANCORP, INC.


                                           /s/ Thomas L. Clark, Jr.
                                           -------------------------------------
                                           Thomas L. Clark, Jr.
                                           President and Chief Executive Officer



Date:  August 14, 1998                  /s/ Walter T. Bond
                                           -------------------------------------
                                           Walter T. Bond
                                           Vice President and
                                           Acting Chief Financial Officer