Form 10-Q
period 1998-09-30
CARVER BANCORP INC
filed 1998-11-20
CIK 1016178

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.

             (Exact name of registrant as specified in its charter)


       DELAWARE                                                 13-3904174
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


75 WEST 125TH STREET, NEW YORK, NEW YORK                           10027
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (212) 876-4747

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past thirty days.     Yes   X       No
                                                            ---        ---

          Class                         Outstanding at November 13, 1998
          -----                         --------------------------------
    Common Stock, par value $.01                  2,314,275

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 1998 and March 31, 1998 (unaudited).................  3
          Consolidated Statements of Income for the Three and Six Months
          Ended September 30, 1998 and 1997 (unaudited).....................  4
          Consolidated Statements of Cash Flows for the Six Months
          Ended September 30, 1998 and 1997 (unaudited).....................  5
          Notes to Consolidated Financial Statements (unaudited)............  6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  7

 Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk................................................. 16


PART II.  OTHER INFORMATION


      Item 1.   Legal Proceedings........................................... 16

      Item 2.   Changes in Securities and Use of Proceeds................... 16

      Item 3.   Defaults upon Senior Securities............................. 16

      Item 4.   Submission of Matters to a Vote of Security Holders......... 16

      Item 5.   Other Information........................................... 17

      Item 6.   Exhibits and Reports on Form 8-K............................ 17

SIGNATURES

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                      AS OF          AS OF
                                                   SEPTEMBER 30,    MARCH 31,
                                                      1998            1998
                                                   -------------   ----------
ASSETS
 Cash and due from banks........................   $  8,403,535    $ 12,120,071
 Federal funds sold.............................     14,800,000       3,000,000
                                                   ------------    ------------
   Total cash and cash equivalents..............     23,203,535      15,120,071
                                                   ------------    ------------
 Securities available for sale..................     41,045,211      28,407,505
 MBS securities held to maturity, net
  (estimated fair values of $77,685,943 and
  $90,197,873 at September 30, 1998 and
  March 31, 1998)...............................     78,274,561      91,115,861
 Loans receivable, net:                             257,620,195     274,954,337
 REO............................................         82,198          82,198
 Property & Equipment...........................     12,197,359      11,545,627
 FHLB stock.....................................      5,754,600       5,754,600
 Accrued interest...............................      2,078,153       2,762,843
 Excess of cost over net assets acquired........      1,143,397       1,246,116
 Other assets...................................      8,775,484       6,469,053
                                                   ------------    ------------
   Total assets.................................   $430,174,693    $437,458,211
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits.......................................   $277,796,144    $274,894,232
 Repos..........................................     54,970,000      87,020,000
 Advances.......................................     51,723,062      36,741,686
 Other borrowings...............................      1,092,792       1,183,858
                                                   ------------    ------------
   Total Borrowings.............................    107,785,854     124,945,544
                                                   ------------    ------------
 Advance payments for taxes.....................        659,995         659,995
 Other liabilities..............................      7,755,866       1,424,096
                                                   ------------    ------------
   Total liabilities............................    393,997,859     401,923,867
                                                   ------------    ------------


Stockholders' Equity:
 Preferred stock, $0.01 par value per share;
  1,000,000 shares authorized; none issued......              0               0
 Common stock, $0.01 par value per share;
  5,000,000 shares authorized; 2,314,275
  shares issued and outstanding.................         23,144          23,144
 Additional paid in capital.....................     21,439,783      21,418,897
 Retained Earnings..............................     15,916,594      15,289,631
 Dividends declared and paid....................       (115,714)              0
 ESOP stock.....................................     (1,092,792)     (1,183,858)
 Unrealized gain (loss) on securities AFS.......          5,819         (13,470)
                                                   ------------    ------------
   Total stockholders' equity...................     36,176,834      35,534,344
                                                   ------------    ------------
   Total liabilities & stockholders' equity.....   $430,174,693    $437,458,211
                                                   ============    ============

                              CARVER BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                               1998           1997           1998            1997
                                                            ----------     ----------     -----------    -----------
Interest Income
     Loan receivable......................................  $5,205,367     $4,532,374     $10,559,623    $ 8,902,151
     Mortgage-backed securities...........................   1,338,548      2,190,048       3,185,114      4,415,676
     Debt and equity securities...........................           0        401,073               0        535,666
     Other interest earning assets........................     457,149         22,877         841,210         89,753
                                                            ----------     ----------     -----------    -----------
          Total interest income...........................   7,001,064      7,146,372      14,585,947     13,943,246
                                                            ----------     ----------     -----------    -----------

Interest expense
     Deposits.............................................   2,070,885      2,171,630       4,212,653      4,294,289
     Advances and other borrowed money....................   1,562,363      1,655,906       3,307,768      3,353,483
                                                            ----------     ----------     -----------    -----------
          Total interest expense..........................   3,633,248      3,827,536       7,520,421      7,647,772
                                                            ----------     ----------     -----------    -----------

Net interest income.......................................   3,367,816      3,318,836       7,065,526      6,295,474
                                                            ----------     ----------     -----------    -----------
Provisions for loan losses................................     299,985        170,837         750,000        338,193
                                                            ----------     ----------     -----------    -----------

Net int. income after provision for loan loss.............   3,067,831      3,147,999       6,315,526      5,957,281
                                                            ----------     ----------     -----------    -----------

Non-interest income
     Loan fees and service charges........................      60,916         28,970         109,111         66,186
     Gain or (loss) on sale of securities.................       4,941              0           4,941              0
     Other income.........................................     506,509        323,781       1,032,982        602,927
                                                            ----------     ----------     -----------    -----------
          Total non-interest income.......................     572,366        352,751       1,147,034        669,113
                                                            ----------     ----------     -----------    -----------

Non-interest expense
     Salaries and benefits................................   1,363,524      1,169,043       2,603,768      2,277,038
     Net Occupancy........................................     305,986        289,986         593,962        542,425
     Equipment............................................     322,415        303,200         596,247        542,350
     Loss on foreclosure RE...............................                      6,584               0         10,748
     Advertising..........................................      40,911         59,375          77,149        118,750
     FDIC.................................................      42,133         41,503         107,441         41,503
     Amortization of intangibles..........................      51,357         53,268          99,570        106,536
     Legal expense........................................      40,825         60,000         100,875        115,000
     Bank charges.........................................      95,705         68,747         184,532        195,339
     Security service.....................................     127,142         87,543         191,338        142,118
     Other................................................     946,777        762,983       2,050,739      1,371,783
                                                            ----------     ----------     -----------    -----------
          Total non-interest expense......................   3,336,775      2,902,232       6,605,621      5,463,590
                                                            ----------     ----------     -----------    -----------

Income (Loss) before taxes................................     303,422        598,518         856,939      1,162,804
                                                            ----------     ----------     -----------    -----------
Income taxes (Benefit)....................................     110,211        269,100         345,676        523,261
                                                            ----------     ----------     -----------    -----------
Net income (Loss).........................................  $  193,211     $  329,418     $   511,263    $   639,543
                                                            ==========     ==========     ===========    ===========
Net income (Loss) per common share........................  $     0.09     $     0.15     $      0.23    $      0.29
                                                            ==========     ==========     ===========    ===========
Weighted average number of common share outstanding.......   2,203,562      2,185,348       2,201,306      2,183,092
                                                            ==========     ==========     ===========    ===========

                              CARVER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                 September 30,
                                                                        ----------------------------
                                                                            1998            1997
                                                                        ------------    ------------
Cash flows from operating activities:
Net income                                                              $    511,263    $    639,542
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment                    574,199         280,694
  Amortization of intangibles                                                102,720         106,536
  Other amortization and accretion, net                                      474,546         549,929
  Provision for loan losses                                                  750,000         338,193
  Deferred income taxes                                                      125,714        (476,662)
  Allocation of ESOP                                                          91,065         103,604
Changes in:
  Accrued interest receivable, net                                          (684,690)        (41,607)
  (Increase)Decrease in other assets                                      (2,306,431)         26,075
  (Increase)Decrease in other liabilities                                  6,331,770       1,049,489
                                                                        ------------    ------------
    Net cash provided by operating activities                              5,970,156       2,575,793
                                                                        ------------    ------------

Cash flows from investing activities:
  Principal repayments of investment held to maturity                              0      (7,000,000)
  Principal repayments on available for sale                               3,693,066       2,771,597
  Purchases of discount notes                                            (74,615,222)     (5,000,000)
  Proceeds from matured discount notes                                    35,000,000               0
  Proceeds from sale/call securities held for sale                        23,841,581      51,008,308
  Proceeds from maturities and calls of investment
    securities held to maturity                                            1,125,021          97,238
  Principal repayment on mortgage-backed securities
    held to maturity                                                      11,606,467       8,977,335
  Purchase of loans                                                       (6,297,813)    (42,472,741)
  Net change in loans receivable                                          23,359,631       1,126,600
  Additions to premises and equipment                                     (1,225,931)       (525,052)
                                                                        ------------    ------------
    Net cash (used in) provided by investing activities                   16,486,800       9,130,785
                                                                        ------------    ------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                      2,901,912       3,363,364
   Increase (Decrease) in short term borrowings                          (32,050,000)     (3,300,000)
   Repayment of advances from Federal Home Loan Bank
    of New York                                                                    0     (47,000,000)
   Repayment of long term borrowings                                               0               0
   Advances from Federal Home Loan Bank of New York                       14,981,376      37,000,000
   Repayment of other borrowed money                                         (91,066)        (91,066)
   Dividends paid                                                           (115,714)       (115,000)
                                                                        ------------    ------------
   Net cash provided by (used in) financing activities                   (14,373,492)    (10,142,702)
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                       8,083,464       1,563,876
Cash and cash equivalents -- beginning                                    15,120,071       4,230,757
                                                                        ------------    ------------
Cash and cash equivalents -- ending                                     $ 23,203,535    $  5,794,632
                                                                        ============    ============

Supplemental disclosure of non-cash activities:
  Unrealized Gain (loss) on securities available for sale:
    Unrealized Gain (loss)                                              $     10,979    $    272,370
    Deferred income taxes                                                      5,160         128,014
                                                                        ------------    ------------
                                                                        $      5,819    $    144,356
                                                                        ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                            $  7,520,421    $  7,650,000
                                                                        ============    ============
    Federal, state and city income taxes                                $    123,100    $          0
                                                                        ============    ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "holding Company or Bancorp), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three and six month periods ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999. The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiary Carver Federal Savings Bank (the "Bank" or "Carver Federal") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)   EARNINGS PER SHARE CALCULATION

            Net income per share for the three and six month periods ended September 30, 1998 and 1997 are calculated based on weighted average number of shares outstanding during the period.

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

 (4)  BRANCH SALE AGREEMENT

          On January 28, 1998, the Holding Company announced that the Bank had entered into a definitive agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey. The Roosevelt Office is located in Nassau County, New York and has deposits of approximately $10.0 million. Due to certain regulatory issues, it is unlikely that the transaction, which was expected to close by March 31, 1998, will be consummated.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2
EXPLANATORY NOTE

      This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause the actual results to differ materially from these estimates. These factors include, without limitation, changes in general, economic and market, legislative and regulatory conditions and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company"s operations and investments.

GENERAL

      Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates seven full service branches in the New York City boroughs of: Brooklyn, Queens, Manhattan, and in Nassau County, New York. See Branch Sale Agreement.

FINANCIAL CONDITION
ASSETS

      At September 30, 1998, total assets decreased $7.3 million or 1.66% to $430.2 million compared to $437.5 million at March 31, 1998. The decrease in total assets was primarily attributable to decreases in mortgage-backed securities ("MBSs") held to maturity and loans receivable net, offset in part by increases in securities held as available for sale and cash and equivalents.

      Total cash and equivalents increased by $8.1 million or 53.46% to $23.2 million at September 30, 1998 compared to $15.1 million at March 31, 1998. The increase in cash and equivalents primarily reflects receipts on MBSs and loans which the Company invested in federal funds sold.

      The Company's portfolio of MBSs held to maturity decreased by $12.8 million or 14.09% to $78.3 million and loans receivable decreased by $17.3 million or 6.30% to $257.6 million at September 30, 1998. The decrease primarily reflects principal repayments on MBSs held to maturity and loans receivable. Securities held as available for sale increased by $12.6 million or 44.49% to $41.0 million at September 30, 1998. The increase primarily reflects the purchase of approximately $40.0 million in money market securities funded primarily with proceeds from the sale of approximately $23.8 million of MBSs held as available for sale in addition to repayments on MBSs and loans.

      The Company's loans receivable decreased $17.3 million or 6.30% to $257.6 million at September 30, 1998 compared to $275.0 million at March 31, 1998. The decrease primarily reflects the receipt of principal repayments on mortgage loans, including the repayment of the Bank's largest commercial mortgage loan of $4.5 million, offset in part by loan originations and purchases.

LIABILITIES AND STOCKHOLDERS' EQUITY

      At September 30, 1998, total deposits increased by $2.9 million or 1.06% to $277.8 million compared to $274.9 million at March 31, 1998. The increase in total deposits was attributable to an increase of $5.2 million in certificates of deposit primarily due to a $3.7 million deposit by a corporation and $1.1 million increase in money market accounts offset in part by decreased savings and NOW accounts.

     At September 30, 1998, total borrowings decreased by $17.2 million or 13.73% to $107.8 million compared to $125.0 million at March 31, 1998. The decrease in total borrowings reflects a decrease in reverse repurchase agreements ("repos") of $32.1 million or 36.83% to $55.0 million offset in part by an increase in Federal Home Loan Bank of New York, ("FHLB") advances of $15.0 million, or 40.77%, to $51.7 million. The Company decreased its borrowings under repos to take advantage of the longer borrowing terms available on FHLB advances as compared to repos. The decrease in total borrowings primarily reflects a reduction in the need for borrowed funds due to repayments on MBSs and loans coupled with an increase in deposits.

      At September 30, 1998, stockholders' equity increased by $642,000 or 1.78%, to $36.2 million compared to $35.5 million at March 31, 1998. The increase in stockholders' equity was primarily attributable to an increase in retained earnings offset in part by dividends declared and paid.

      Under Statement of Financial Accounting Standards ("SFAS") No. 115, unrealized gains or losses on securities available for sale are recorded net of deferred income tax as a reduction to stockholders' equity. At September 30, 1998, such unrealized gains were approximately $5,819 compared to an unrealized loss of approximately $13,400 at March 31, 1998. In accordance with SFAS No. 115, such losses will not be reflected as a charge to earnings until the underlying securities are sold, and then only to the extent of the amount of loss, if any, actually realized at the time of sale.

ITEM 3
LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds are deposits and principal and interest payments on loans, MBSs and investment securities. While maturities and scheduled amortization of loans, MBSs and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

      The primary investment activity of the Company is the origination and purchase of loans and, to a lesser extent, the purchase of investment securities and MBSs. During the three month period ended September 30, 1998, the Company purchased $6.3 million of mortgage loans, $40.0 million of investment securities, and sold $23.8 million in MBSs.

      The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998, the Company's cash and cash equivalents totaled $23.2 million compared to $15.1 million at March 31, 1997.

      The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At September 30, 1998, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1998 and March 31, 1998.

      At September 30, 1998, the Company exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Company's capital compliance at September 30, 1998 and March 31, 1998.

                                      AT SEPTEMBER 30, 1998   AT MARCH  31, 1998
                                      ---------------------   ------------------
                                                 % OF                    % OF
                                       AMOUNT    ASSETS     AMOUNT       ASSETS
                                       ------    ------     ------       ------
                                                  (DOLLARS IN THOUSANDS)

Tangible Capital...................  $ 30,929    7.17%   $  30,201       6.90%
Core Capital.......................    30,976    7.18       30,249       6.93
Risk Based Capital.................    32,699   15.28       31,731      16.00

ANALYSIS OF CORE EARNINGS

      The Company's profitability is primarily dependent upon net interest income, which represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and interest rates paid on interest-bearing liabilities. Net income is further affected by provisions for loan losses, non-interest income, non-interest income, non-interest expense and income taxes. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

      In April of 1997, Carver completed a restructuring of its balance sheet and the Company is now placing primary emphasis on its whole loan portfolio through the origination of whole loans, as well as the purchase of whole loans. The Company continued to pursue this strategy for the three month period ended September 30, 1998. As a result of this effort since April 1997, the loan portfolio has substantially increased as a percentage of total assets. Therefore, it is expected that the Company's future earnings will be derived primarily from direct lending and purchase activities rather than investing in securities.

      During the second quarter of the fiscal year ending March 31, 1998 ("fiscal 1999") the Company began an evaluation of all lines of business and is utilizing an outside consultant to assist management in analyzing the impact of each business line on earnings. Further, in response to the Board of Directors, management is placing a moratorium on expansion into new areas and refocusing on the Company's core business, which is deposit gathering and mortgage lending.

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

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------------------
                                                              1998                                       1997
                                           ------------------------------------------    ---------------------------------------
                                             AVERAGE     QUARTERLY         ANNUALIZED      AVERAGE   QUARTERLY        ANNUALIZED
ASSETS                                       BALANCE      INTEREST    AVG. YIELD/COST      BALANCE    INTEREST   AVG. YIELD/COST
                                           ---------     ---------    ---------------    ---------   ---------   ---------------
                                                                          (Dollars in Thousands)
Interest Earning Assets
 Loan(1)                                   $ 268,317     $   5,205              7.76%    $ 235,772   $   4,532             7.69%
 Investment Securities(2)                     24,895           329              5.29%       15,311         304             7.94%
 Mortgage-backed Securities(3)                83,373         1,339              6.42%      133,814       2,190             6.55%
 Other Interest Earning Assets                 6,425           128              7.97%        5,500         120             8.73%
                                           ---------     ---------    ---------------    ---------   ---------   ---------------
   Total Interest Earning Assets             383,010         7,001              7.31%      390,397       7,146             7.32%
                                                         ---------                                   ---------
 Non-interest Earning Assets                  35,589                                        24,375
                                           ---------                                     ---------
   Total Assets                            $ 418,599                                     $ 414,772
                                           =========                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest Bearing Liabilities
Deposits
 DDA                                       $  10,693     $       0              0.00%    $   8,285   $       0             0.00%
 NOW                                          17,556            73              1.66%       18,636          91             1.05%
 Savings and club                            145,917           885              2.43%      145,217         905             2.49%
 Money market accounts                        22,332           171              3.06%       21,852         175             3.20%
 Certificates of deposits                     76,768           941              4.90%       76,656       1,001             5.22%
                                           ---------     ---------    ---------------    ---------   ---------   ---------------
  Total Deposits                             273,266         2,070              3.03%      270,646       2,172             3.21%
Borrowed Money                               102,140         1,562              6.12%      107,830       1,656             6.14%
                                           ---------     ---------    ---------------    ---------   ---------   ---------------
  Total Interest Bearing Liabilities         375,406         3,632              3.87%      378,476       3,828             4.05%
Non-interest Bearing Liabilities               7,150     ---------                           1,568   ---------
                                           ---------                                     ---------
  Total Liabilities                          382,556                                       380,044
 Stockholders' Equity                         36,043                                        34,728
                                           ---------                                     ---------
Total Liabilities and Stockholders' Equity $ 418,599                                     $ 414,772
                                           =========                                     =========
Net Interest Income                                      $   3,369                                   $   3,318
                                                         =========                                   =========
Interest Rate Spread                                                            3.44%                                      3.27%
                                                                      ===============                            ===============
Net Interest Margin                                                             3.52%                                      3.40%
                                                                      ===============                            ===============
Ratio of average interest
earning assets to average
interest bearing liabilities                                                  100.12%                                    102.72%
                                                                      ===============                            ===============


(1) Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $5.7 million at September 30, 1998.
(3) Includes fair value of mortgage-backed securities available for sale of approximately $600,000 at September 30, 1998.


                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------------------------------------------------------------------
                                                     1998                                              1997
                                  --------------------------------------------       -------------------------------------------
                                   AVERAGE        QUARTERLY      ANNUALIZED          AVERAGE        QUARTERLY      ANNUALIZED
ASSETS                             BALANCE        INTEREST     AVG. YIELD/COST       BALANCE         INTEREST    AVG. YIELD/COST
------                             -------        ---------    ---------------       -------         --------    ---------------
                                                                    (Dollars in Thousands)

Interest Earning Assets
  Loan (1)                        $270,919        $10,559              7.79%          $236,104      $ 8,902              7.54%
  Investment Securities (2)         16,709            450              5.39%            13,941          505              7.24%
  Mortgage-backed Securities (3)    97,961          3,185              6.50%           137,300        4,416              6.43%
  Other Interest Earning Assets      9,943            391              7.86%             4,450          120              5.39%
                                  --------         ------            ------           --------      -------            ------
   Total Interest Earning Assets   395,532         14,585              7.37%           391,795       13,943              7.12%
                                                   ------                                           -------
  Non-interest Earning Assets       31,510                                              23,273
                                  --------                                            --------
   Total Assets                   $427,042                                            $415,068
                                  ========                                            ========


LIABILITIES AND STOCKHOLDER'S EQUITY

Interest Bearing Liabilities
Deposits
  DDA                             $ 10,706         $    0              0.00%          $  8,197       $    0              0.00%
  NOW                               18,149            160              1.76%            18,525          178              1.92%
  Savings and club                 146,092          1,811              2.48%           144,951        1,805              2.49%
  Money market accounts             22,021            323              2.93%            21,627          347              3.21%
  Certificates of deposits          81,604          1,918              4.70%            76,468        1,964              5.14%
                                  --------         ------            ------           --------       ------            ------
   Total Deposits                  278,572          4,212              3.02%           269,768        4,294              3.18%
                                                                     ------                                            ------
Borrowed Money                     106,540          3,307              6.21%           108,803        3,353              6.16%
                                  --------         ------            ------           --------       ------            ------
   Total Interest Bearing
     Liabilities                   385,112          7,519              3.90%           378,571        7,647              4.04%
                                                   ------                                            ------
Non-interest Bearing Liabilities     6,049                                               1,914
                                  --------                                            --------
  Total Liabilities                391,161                                             380,485
 Stockholders' Equity               35,881                                              34,583
                                  --------                                            --------
Total Liabilities and
  Stockholders' Equity            $427,042                                            $415,068
                                  ========                                            ========
Net Interest Income                                $7,065                                             $6,295
                                                   ======                                             ======
Interest Rate Spread                                                  3.47%                                              3.08%
                                                                    ======                                             ======
Net Interest Margin                                                   3.57%                                              3.21%
                                                                    ======                                             ======
Ratio of average interest
earning assets to average
interest bearing liabilities                                        101.12%                                            102.97%
                                                                    ======                                             ======

(1) Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $5.8 million at September 30, 1998.
(3) Includes fair value of mortgage-backed securities available for sale of approximately $600,000 at September 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

   The Company reported net income for the second quarter of fiscal 1999 of $193,000, compared to $330,000, for the same period last year. The decrease in net income was due to increases in the provision for loan losses and non-interest expense offset in part by an increase in non-interest income.

INTEREST INCOME

   Interest income decreased by $145,000, or 2.03%, to $7.0 million for the three months ended September 30, 1998 compared to $7.1 million for the three months ended September 30, 1997. The decrease in interest income was primarily attributable to a $7.4 million or 1.89% decrease in the average balance of interest earning assets to $383.0 million for the three months ended September 30, 1998 compared to $390.4 million for the three month period ended September 30, 1997.

   Interest income from loans receivable increased by $673,000 or 14.85% to $5.2 million for the three months ended September 30, 1998 compared to $4.5 million for the three months ended September 30, 1997. This primarily resulted from an increase of $32.5 million or 13.80% in the average balance of loans receivable to $268.3 million for the three month period ended September 30, 1998 compared to $253.8 million for the three month period ended September 30, 1997 coupled with a seven basis point increase in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the originations and loan purchases made subsequent to the second quarter of the fiscal year ended March 31, 1998 ("fiscal 1998"). The increase in the average yield on the loan portfolio was primarily reflects an increase in the average balance of multi-family loans which generally have higher yields than the Company's other loans.

   Interest income from MBSs decreased $852,000, or 38.88%, to $1.3 million for three months ended September 30, 1998 compared to $2.2 million for the three months ended September 30, 1997. This decrease is primarily attributable to a decrease of approximately $50.4 million or 37.69% in the average balance of MBSs to $83.4 million compared to $133.8 million coupled with a 13 basis point decrease in the average yield on such securities. During the second quarter of fiscal 1999, the Company sold approximately $23.8 million of MBSs and reinvested the proceeds into money market securities.

   Interest income from investment securities and other interest-earning assets increased by $33,000 or 7.83%, to $457,000 for the three months ended September 30, 1998 compared to $424,000 for the same period last year. The increase in such income is primarily attributable to a $9.6 million or 62.60% increase in the average balance of such securities (primarily consisting of money market securities), to $31.3 million for the three months ended September 30, 1998 compared to $20.8 million for the three months ended September 30, 1997.

INTEREST EXPENSE

   Interest expense decreased by $127,000 or 1.67% to $7.5 million for the three month period ended September 30, 1998 compared to $7.5 million for the same period last year. The decrease in interest expense was primarily attributable to a $3.1 million or 0.81% decrease in the average balance of interest bearing liabilities to $375.4 the three months ended September 30, 1998 compared to $378.5 million for the three month period ended September 30, 1997 coupled with an 18 basis point decrease in the average cost of interest-bearing liabilities to 3.87%.

   Interest expense on deposits decreased by $101,000 or 4.64% to $2.1 million and interest expense on borrowings decreased by $94,000 or 5.65% to $1.6 million for the three months ended September 30, 1998 compared to $2.2 and $1.7 million respectively for the corresponding period last year. The decrease in the interest expense on deposits was primarily attributable to an 18 basis point decrease in the average cost of deposits to 3.03% offset in part by a $2.6 million or 0.97% increase in the average balance of deposits to $273.3 the three month period ended September 30, 1998 compared to $270.6 million for the three month period ended September 30, 1997. The decrease in the average cost of deposits reflects an increase in the average balance of non-interest bearing DDA accounts coupled with a decrease in the average balance of higher cost NOW accounts offset in part by an increase the average balance of higher cost CDs.


NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES

   Net interest income increased $49,000 or 1.48%, to $3.4 million for the three months ended September 30, 1998 compared to $3.3 million for the three months ended September 30, 1997. The increase in net interest income is primarily attributable to an

18 basis point decrease in the average cost of interest bearing liabilities offset in part by a decrease in the average balance and average yield of interest earning assets.

   The Company's interest rate spread increased by 17 basis points to 3.44% for the three months ended September 30, 1998 compared to 3.27% for the three months ended September 30, 1997. The Company's net interest margin increased by 12 basis point to 3.52% for the three months ended September 30, 1998 compared to 3.40% for the three months ended September 30, 1997. The increases in interest rate spread and net interest margin are primarily attributable to a decrease in the cost of interest bearing liabilities due to a decrease average cost of borrowed funds, coupled with an increase in the average yield on interest earning assets due to an increase in the average balance of loans receivable. The decrease in the average cost of borrowed funds primarily reflects the decline in market interest rates. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 100.12% for the three months ended September 30, 1998 compared to 102.72% for the same period last year.

PROVISION FOR LOAN LOSSES

   The Company added $300,000 to its provision for loans losses for the three month period ended September 30, 1998, compared to $171,000 for the same period last year. The increase in the provision for the second quarter ending March
31, 1999 ("fiscal 1999") reflects an increase during the quarter in non-performing mortgage loans and consumer loans which consist of automobile loans, credit card receivables, along with unsecured and secured personal loans. During the second quarter of fiscal 1999, the Bank charged off approximately $268,000 in non-performing consumer loans. At September 30, 1998, non performing assets acquired by the Company in settlement of such loans increased by approximately $410,000 to $492,000 compared to $82,000 at March 31, 1998. The increase is attributable to repossession of automobiles recorded at the lower of their market value or unpaid principal balance. At September 30, 1998, non-performing loans totaled $9.5 million or 3.69% of total loans compared to $5.3 million or 2.24% at September 30, 1997. At September 30, 1998, Carver's allowance for loan losses was $3.3 million compared to $2.6 million at September 30, 1997, resulting in a ratio of allowance for loan losses to non-performing loans of 33.68% at September 30, 1998 compared to 48.33% at September 30, 1997 and a ratio of allowances for loan losses to total loans of 1.26% and 1.08% respectively.


NON-INTEREST INCOME

   Non-interest income increased by $220,000 or 62.26% to $572,000 for the second quarter of fiscal 1999 compared to $353,000 for the corresponding period last year. The increase in non-interest income for the second quarter of fiscal 1999 was primarily attributable to early prepayment fees on loans and increases in fees from bank service charges.


NON-INTEREST EXPENSE

   Non-interest expense increased by approximately $435,000 or 14.97% to $3.3 million for the three month period ended September 30, 1998 compared to $2.9 million for the three month period ended September 30, 1997. The increase was in large part attributable to increases of $195,000 in salary and benefits expense and $19,000 or 6.34% in equipment expense incurred in connection with the creation of new data processing and loan servicing departments. Non-interest expense also reflects increases of $40,000 in security service due to improvements in surveillance equipment, $27,000 or 39.21% in bank charges and $184,000 or 24.09% in other expenses, offset in part by reductions in advertising, and legal expenses. In addition, the increase in non-interest expense reflects a $250,000 charge that was incurred in connection with a prospective settlement of a litigation. See Legal Proceedings, Part II, Item 1.

INCOME TAX EXPENSE

   Income tax expense for the three months ended September 30, 1998 was $110,000 compared to $329,000 for the three months ended September 30, 1997. The Company's effective tax rate for the three months ended September 30, 1998 was 36.32% compared to 44.96% for the three months ended September 30, 1997.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

   The Company reported net income for the six month period ended September 30, 1998 of $511,000, compared to $640,000, for the same period last year. The decrease in net income was primarily due to an increase in non-interest expense and in the provision for loan losses offset in part by increases in net interest income and non-interest income.

INTEREST INCOME

   Interest income increased by approximately $643,000 or 4.61% to $14.6 million for the six month period ended September 30, 1998 compared to $13.9 million for the six month period ended September 30, 1997. The increase in interest income was primarily attributable to a $3.7 million or 0.95% increase in the average balance of interest earning assets to $395.5 the three months ended September 30, 1998 compared to $391.8 million for the six month period ended September 30, 1997 coupled with a 26 basis point increase in the average yield on interest-earning assets to 7.37%. The increase in interest income for the six month period compared to the corresponding period last year was primarily attributable to a shift in assets from investment securities to higher yielding loans and other investments.

   Interest income from loans receivable increased by $1.7 million, or 18.62%, to $10.6 million for the six months ended September 30, 1998 compared to $8.9 million for the six months ended September 30, 1997. The increase was primarily attributable to a $34.8 million or 14.75% increase in the average balance of loans receivable to $270.9 million for the six month period ended September 30, 1998 compared to $236.1 million for the six month period ended September 30, 1997, coupled with an increase of 25 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of loan originations and purchases. The increase in the average yield on the loan portfolio was primarily attributable to an increase in the average balance of multi-family loans which generally has higher yields than the Company's other loans.

   Interest income from MBSs decreased $1.2 million, or 27.87%, to $3.2 million for the six months ended September 30, 1998 compared to $4.4 million for the six months ended September 30, 1997. This decrease is primarily attributable to a decrease of $39.0 million or 28.65% in the average balance of MBSs to $98.0 million for the three month period ended September 30, 1998 compared to $137.3 million for the corresponding period last year offset in part by a 7 basis point increase in the average yield on MBSs.

   Interest income from investment securities and other interest-earning assets increased by $216,000 or 34.50%, to $841,000 for the six months ended September 30, 1998 compared to $625,000 for the six months ended September 30, 1997. The increase in income is primarily attributable to a $8.3 million or 44.56% increase in the average balance of investment securities to $26.6 million for the six months ended September 30, 1998 compared to $18.4 million for the six months ended September 30, 1997, offset in part by an 1.50% decrease in the average yield of investment securities. The decrease in the average yield on investment securities (primarily consisting of money market securities) is primarily attributable to the sale of MBSs carried as available for sale and reinvestment of such proceeds in lower yielding money market securities.

INTEREST EXPENSE

   Interest expense increased by $127,000 or 1.67% to $7.5 million for the six months ended September 30, 1998 compared to $7.6 million for the six months ended September 30, 1997. Interest expense on deposits decreased by $82,000 or 1.90% to $4.2 million for the six month period ended September 30, 1998 compared to $4.3 million for the six month period ended September 30, 1997. The decrease in interest expense was primarily attributable to a 14 basis point decrease in the average cost of interest-bearing liabilities to 3.90% offset in part by a $6.5 million or 1.73% increase in the average balance of interest bearing liabilities to $385.1 the six month period ended September 30, 1998 compared to $378.6 million for the six month period ended September 30, 1997.

   Interest expense on deposits decreased by $82,000 or 1.90% to $4.2 million and interest expense on borrowings decreased by $46,000 or 1.36% to $3.3 million for the six month period ended September 30, 1998 compared to $2.2 million and $1.7 million respectively for the same period last year.

NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES

   Net interest income increased $770,000 or 12.23%, to $7.1 million for the six month period ended September 30, 1998 compared to $6.3 million for the six month period ended September 30, 1997. The increase in net interest income is attributable to a $642,000, or 4.61%, increase in interest income offset in part by a $127,000 or 1.67% decrease in interest expense.

   The Company's interest rate spread increased by 39.0 basis points to 3.47% for the six month period ended September 30, 1998 compared to 3.08% for the six month period ended September 30, 1997. The Company's net interest margin increased by 33 basis point to 3.54% for the six month period ended September 30, 1998 compared to 3.21% for the six month period ended September 30, 1997. The increase in interest rate spread and net interest margin is primarily attributable to an increase in the average balance and average yield on interest earning assets coupled with a decrease in the average cost on interest bearing liabilities. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased to 101.12% for the six month period ended September 30, 1998 from 102.97% for the six month period ended September 30, 1997.

PROVISION FOR LOAN LOSSES

   The Company added $750,000 to its provision for loan losses for the six-month period ended September 30, 1998, compared to $338,000 for the same period last year. The increase in the provision for the six month period reflects an increase in non-performing mortgage and consumer loans which consist of automobile loans, credit card receivables, along with unsecured and secured personal loans. During the six month period, the Bank charged off approximately $521,000 in non-performing consumer loans. At September 30, 1998, non-performing loans totaled $9.5 million or 3.69% of total loans compared to $6.8 million or 2.51% at March 31, 1998. At September 30, 1998, Carver's allowance for loan losses was $3.3 million compared to $3.1 million at March 31, 1998, resulting in a ratio of allowance to non-performing loans of 33.68% at September 30, 1998 compared to 45.30% at March 31, 1998, and a ratio of allowances for loan losses to total loans of 1.26% and 1.11% respectively.

NON-INTEREST INCOME

   Non-interest income increased by approximately $478,000 or 71.43% to $1.1 million for the six month period ended September 30, 1998 compared to $669,000 for the same period last year. The increase in non-interest income reflects early prepayment fees on loans and increases in fees from bank service charges.

NON-INTEREST EXPENSES

     Non-interest expense increased by approximately $1.1 million to $6.6 million for the six month period ended September 30, 1998 compared to $5.5 million for the six month period ended September 30, 1997. The increase was in large part attributable to increases of $327,000 or 14.35% in salary and benefits expense and 189,000 or 19.62% in equipment incurred in connection with the creation of new data processing and loan servicing departments. Non-interest expense for the six month period ended September 30, 1998 reflects an increase of $69,000 or 158.88% in FDIC expense to $107,000. The Bank did not incur an expense for quarterly FDIC premium during the first quarter of fiscal 1998. Non-interest expense also reflects increases of $49,000 or 34.63% in security service and $533,000 or 55.44% in other expenses, offset in part by reductions in advertising expense, and legal expense. In addition, the increase in non-interest expense reflects a $250,000 charge that was incurred in connection with a prospective settlement of a litigation. See Legal Proceedings, Part II,
Item 1.

INCOME TAX EXPENSE

   Income tax expense for the six month period ended September 30, 1998 was $346,000 compared to $523,000 for the six month period ended September 30, 1997. The Company's effective tax rate for the six month period ended September 30, 1998 was 40.34% compared to 44.99% for the six month period ended September 30, 1997.

YEAR 2000 COMPLIANCE

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

   The Company converted its deposits and a portion of its loan portfolio to a Year 2000 Complaint System in April of 1998. At September 30, 1998, the Company continued to test these systems and obtain software modifications deemed necessary for compliance in all other Systems. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse effect on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the Company's operations. At this time, management believes that any such impact and any resulting costs will not be material.

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

   The Bank presently exceeds all capital requirements as currently promulgated. At September 30, 1998, the Bank had tangible, core, and Tier 1 to risk-weighted assets, and risk-based capital ratios of 7.17%, 7.18%, 7.18% and 15.28% respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Quantitative and qualitative disclosure about market risk is presented at March 31, 1998 in Item 7A to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on July 14, 1998, as amended on Form 10-K/A filed with the SEC on August 13, 1998. There have been no material changes in the Company's market risk at September 30, 1998 compared to March 31, 1998.

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

      The parties to the Class Action, encaptioned DOUGHERTY VS. CARVER FEDERAL SAVINGS BANK, previously reported in earlier Form 10-Qs, have entered into an agreement to settle the suit. The proposed settlement agreement awaits final approval of the United States District Court for the Southern District of New York (Honorable Michael B. Mukasey) which will hold a hearing regarding the settlement on February 16, 1999.


      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting, (the"Meeting") on August 14, 1998. The purpose of the Meeting was to vote on the following proposals:

            1. The election of three directors for terms of three years each;

            2. The ratification of the appointment of Mitchell & Titus, LLP as independent auditors of the Company for the fiscal year ending March 31, 1999; and

            3. The consideration of a stockholder proposal, opposed by the Board of Directors.

            With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposal 2 was approved at the Meeting. However, Proposal 3 was not approved. The voting results for the proposals were as follows:

         Proposal 1:    Thomas L. Clark, Jr.    For         1,806,893
                                                Withheld      120,179


                        Pazel G. Jackson        For         1,805,538
                                                Withheld      121,534

                        Herman Johnson          For         1,805,938
                                                Withheld      121,134




         Proposal 2:                            For         1,827,554
                                                Against        69,988
                                                Abstain        29,530


         Proposal 3:                            For           304,062
                                                Against       735,416
                                                Abstain        30,650
                                                Broker
                                                 Non-Votes    856,944


            In addition to the nominees elected at the Meeting, the following persons' terms of office as directors continued after the Meeting:
            David R. Jones, Linda H. Dunham, David N. Dinkins, and Robert J. Franz.

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

Date:  November 20, 1998                  CARVER BANCORP, INC.


                                          /s/ Thomas L. Clark, Jr.
                                          -------------------------------------
                                          Thomas L. Clark, Jr.
                                          President and Chief Executive Officer





Date:  November 20, 1998                  /s/ Walter T. Bond
                                          -------------------------------------
                                          Walter T. Bond
                                          Vice President and
                                          Acting Chief Financial Officer