Form 10-Q
period 1998-12-31
CARVER BANCORP INC
filed 1999-02-22
CIK 1016178

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.

                     --------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                               13-3904174
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

75 West 125th Street, New York, New York                           10027
----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (212) 876-4747
                                                           --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days. Yes |X| No |_|

                 Class                         Outstanding at February 22, 1999
                 -----                         --------------------------------
      Common Stock, par value $.01                        2,314,275

CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Statements of Financial Condition as
              of December 31, 1998 and March 31, 1998 (unaudited)............3

              Consolidated Statements of Income for the Three and
              Nine Months Ended December 31, 1998 and 1997 (unaudited).......4

              Consolidated Statements of Cash Flows for the Nine
              Months Ended December 31, 1998 and 1997 (unaudited)............5

              Notes to Consolidated Financial Statements (unaudited).........6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................7

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk..............................................17

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings..............................................18

      Item 2. Changes in Securities and Use of Proceeds......................18

      Item 3. Defaults upon Senior Securities................................18

      Item 4. Submission of Matters to a Vote of Security Holders............18

      Item 5. Other Information .............................................18

      Item 6. Exhibits and Reports on Form 8-K...............................18

SIGNATURES

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   As of            As of
                                                               December 31,       March 31,
ASSETS                                                             1998             1998
                                                               -------------    -------------
Cash and due from banks ....................................   $  13,826,870    $  12,120,071
Federal funds sold .........................................      15,800,000        3,000,000
                                                               -------------    -------------
   Total cash and cash equivalents .........................      29,626,870       15,120,071
                                                               -------------    -------------

Securities available for sale ..............................      42,369,985       28,407,505
Mortgage-backed securities held to maturity, net
  (estimated fair values of  $93,812,000 and $107,719,000 at
   December 31, 1998 and March 31, 1997) ...................      70,966,306       91,115,861
Loans receivable ...........................................     257,042,658      278,092,337
   Less allowance for loan losses ..........................      (6,037,830)      (3,138,000)
   Loan receivables, net ...................................     251,004,828      274,954,337
                                                               -------------    -------------
Real estate owned, net .....................................          82,198           82,198
Property and equipment, net ................................      12,034,474       11,545,627
Federal Home Loan Bank of New York stock, at cost ..........       5,754,600        5,754,600
Accrued interest receivable, net ...........................       2,581,121        2,762,843
Excess of cost over net assets acquired, net ...............       1,083,121        1,246,116
Other assets ...............................................       4,988,264        6,469,053
                                                               -------------    -------------
    Total assets ...........................................   $ 420,491,768    $ 437,458,211
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits .................................................   $ 281,623,628    $ 274,894,232
  Securities sold under agreement to repurchase ............      35,337,000       87,020,000
  Advances from Federal Home Loan Bank of New York .........      65,718,308       36,741,686
  Other borrowed money .....................................       1,038,152        1,183,858
  Advance payments by borrowers for taxes and insurance ....       1,762,257          659,995
  Other liabilities ........................................       4,150,288        1,424,096
                                                               -------------    -------------
     Total liabilities .....................................     389,629,633      401,923,867
                                                               -------------    -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value per share;
    1,000,000 shares authorized; none issued ...............              --               --
  Common stock, $0.01 par value per share; 5,000,000 shares
    authorized; 2,314,275 shares issued and outstanding ....          21,144           23,144
  Additional paid-in capital ...............................      21,432,528       21,418,897
  Retained earnings-substantially restricted ...............      10,562,237       15,289,631
  Dividends declared and paid ..............................        (115,714)               0
  Common stock acquired by Employee Stock Ownership Plan ...      (1,038,152)      (1,183,858)
  Unrealized (loss) net, on securities available for sale, .              92          (13,470)
                                                               -------------    -------------
    Total stockholders' equity .............................      30,862,135       35,534,344
                                                               -------------    -------------
Total liabilities and stockholders' equity .................   $ 420,491,768    $ 437,458,211
                                                               =============    =============

                               CARVER INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months                    Nine Months
                                                      Ended
                                                   December 31,                   December 31,
                                               1998            1997            1998            1997
                                               ----            ----            ----            ----
Interest income:
  Loans receivable .....................   $  4,937,816    $  4,588,062   $ 15,497,439    $ 13,490,213
  Mortgage-backed securities ...........      1,151,518       2,073,948      4,336,632       6,489,624
  Investment securities ................        629,841         238,109      1,125,263         773,775
  Other interest-earning assets ........        212,192          30,788        557,980         120,542
                                           ------------    ------------   ------------    ------------
     Total interest income .............      6,931,367       6,930,907     21,517,314      20,874,154
                                           ------------    ------------   ------------    ------------

Interest expense:
  Deposits .............................      2,037,072       2,162,459      6,249,725       6,456,748
  Advances and other borrowed money ....      1,485,620       1,531,824      4,793,388       4,885,308
                                           ------------    ------------   ------------    ------------
    Total interest expense .............      3,522,692       3,694,283     11,043,113      11,342,056
                                           ------------    ------------   ------------    ------------

Net interest income ....................      3,408,675       3,236,624     10,474,201       9,532,098
Provision for loan losses ..............      3,060,569         279,920      3,810,569         618,113
                                           ------------    ------------   ------------    ------------
Net interest income after
  provision for loan losses ............        348,106       2,956,704      6,663,632       8,913,985
                                           ------------    ------------   ------------    ------------

Non-interest income:
  Loan fees and service charges ........         10,080          33,829        119,191         100,015
 Gain of (loss) on sale of securities ..              0         188,483          4,941         188,483
Other ..................................        337,257         328,053      1,370,239         930,979
                                           ------------    ------------   ------------    ------------
      Total non-interest income ........        347,337         550,365      1,494,371       1,219,477
                                           ------------    ------------   ------------    ------------

Non-interest expenses:
  Salaries and employee benefits .......      1,378,634       1,240,081      3,982,402       3,517,119
  Net occupancy expenses ...............        286,180         261,644        880,142         804,069
  Equipment ............................        293,644         363,002      1,063,070         905,352
  Loss on foreclosed real estate .......              0          11,974              0          11,974
  Advertising ..........................         34,419          75,716        111,568         194,466
  Federal insurance premium ............         41,400          42,119        148,841          83,622
  Amortization of intangibles ..........         60,266          17,756        159,836         124,293
  Legal expenses .......................         38,790         105,000        139,665         220,000
  Bank charges .........................         96,109         113,084        280,641         308,423
  Security service .....................        110,832          96,004        302,170         238,122
  Other ................................      5,929,686         611,959      7,807,246       1,994,489
                                           ------------    ------------   ------------    ------------
      Total non-interest expenses ......      8,269,960       2,938,339     14,875,581       8,401,929
                                           ------------    ------------   ------------    ------------

Income (Loss) before income taxes ......     (7,575,517)        568,729     (6,717,578)      1,731,533
Income taxes (Benefit) .................     (1,851,134)        268,049     (1,505,458)        791,310
                                           ------------    ------------   ------------    ------------

Net income  (Loss) .....................   $ (5,723,383)   $    300,680   $ (5,212,120)   $    940,221
                                           ============    ============   ============    ============
Net income (Loss) per common share .....   $      (2.59)   $       0.14   $      (2.37)   $       0.43
                                           ============    ============   ============    ============
Weighted average number of common shares
  outstanding ..........................      2,208,432       2,189,918      2,203,690       2,185,376
                                           ============    ============   ============    ============

                  CARVER FEDERAL SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                                 ---------------------
                                                                                 1998             1997
                                                                                 ----             ----
Cash flows from operating activities:
Net income ..............................................................   $  (5,212,120)   $     940,221
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises and equipment ...............         563,371          492,535
  Amortization of intangibles ...........................................         162,995          124,293
  Other amortization and accretion, net .................................         733,264          784,666
  Provision for  loan losses ............................................       3,060,569          681,113
  Deferred income taxes .................................................               0         (476,662)
  Allocation of Employee Stock Ownership Plan ...........................         151,162          173,526
Changes in:
  Accrued interest receivable, net ......................................        (181,722)         212,956
  Refundable income taxes ...............................................               0                0
  Other assets ..........................................................      (1,480,789)      (4,710,160)
  Other liabilities .....................................................       2,726,192          272,656
                                                                            -------------    -------------
    Net cash provided by operating activities ...........................         522,922       (2,050,168)
                                                                            -------------    -------------

Cash flows from investing activities:
  Purchase of securities available for sale .............................    (216,170,699)     (17,000,000)
  Principal repayments on securities available for sale .................       3,713,435        4,419,045
  Proceeds from maturity  of securities available for sale ..............     198,841,581       55,819,825
  Gain from sale of securities available for sale .......................                          188,483
  Purchase of investment securities held to maturity ....................               0       (7,000,000)
  Proceeds from maturities and calls of investment
     securities held to maturity ........................................       1,797,042        8,480,705
   Principal repayment on mortgage-backed securities
     held to maturity ...................................................      19,284,289       14,414,131
   Principal repayment on investment
     held to maturity ...................................................               0          194,476
  Net change in loans receivable ........................................      33,846,801        6,163,779
  Purchase of mortgage loans ............................................     (11,140,215)     (53,544,828)
  Proceeds from sale of real estate owned ...............................               0                0
  Loss from sale of real estate owned ...................................               0                0
   Additions to premises and equipment ..................................      (1,052,218)        (760,466)
   Redemption of Federal Home Loan Bank stock ...........................               0          147,500
                                                                            -------------    -------------
    Net cash (used in) provided by investing activities .................      29,120,016       11,522,650
                                                                            -------------    -------------
Cash flows from financing activities:
  Net increase (decrease) in deposits ...................................       6,729,396        2,634,716
   Decrease in short term borrowings ....................................     (51,683,000)        (942,404)
  Repayment of securities sold under agreements to repurchase ...........               0                0
  Repayment of advances from Federal Home Loan Bank
    of New York .........................................................               0      (52,400,000)
   Advances from Federal Home Loan Bank of New York .....................      28,976,622       42,000,000
   Repayment of other borrowed money ....................................        (145,705)        (136,599)
   Net increase (decrease) in advance payments by borrowers
    for taxes and insurance .............................................       1,102,262                0
    Cash dividends paid .................................................        (115,714)        (115,000)
                                                                            -------------    -------------
   Net cash provided by (used in) financing activities ..................     (15,136,139)      (8,959,287)
                                                                            -------------    -------------

Net increase (decrease) in cash and cash equivalents ....................      14,506,799          513,195
Cash and cash equivalents - beginning ...................................      15,120,071        4,230,757
                                                                            -------------    -------------
Cash and cash equivalents - ending ......................................   $  29,626,870    $   4,742,952
                                                                            =============    =============

Supplemental disclosure of non-cash activities:
  Unrealized Gain (loss) on securities available for sale:
    Unrealized Gain (loss) ..............................................             173    $     403,683
    Deferred income taxes ...............................................             (82)         189,731
                                                                            -------------    -------------
                                                                            $     213,952    $     436,101
                                                                            =============    =============
  Loans receivable transferred to real estate owned .....................   $           0    $      32,729
                                                                            =============    =============

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ............................................................   $  11,014,629    $  11,367,056
                                                                            =============    =============
    Federal, state and city income taxes ................................   $     776,829    $           0
                                                                            =============    =============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three or nine month periods ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999. The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Alhambra Holding Corp., ("Alhambra Holding") and Carver Federal Savings Bank (the "Bank" or "Carver Federal") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp., C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as Carver. All significant inter company accounts and transactions have been eliminated in consolidation.

(2)   EARNINGS PER SHARE CALCULATION

            Net income per share for the three and nine month periods ended December 31, 1998 and 1997 are calculated based on weighted average number of shares outstanding during the period.

(3)   RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement also requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position and those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not anticipated to have a material impact on the financial position or results of operations.

(4)   ALHAMBRA HOLDING CORP.

            In 1991, Carver purchased an $893,000 participation in a $2.4 million loan to finance the first construction phase of a project to renovate a historic theatre, the Alhambra Building, into office space. The first phase of the project was completed and leased out. The lead lender on the project went into receivership with the FDIC and the borrower declared bankruptcy and the rents were being paid into the bankruptcy court. These events contributed to Carver writing down the outstanding loan balance of the participation to $413,000.

            During fiscal 1997, Carver negotiated the purchase of the FDIC's interest in the loan for $395,000. At March 31, 1998, the Bank held 100% interest in the original loan of $2.4 million carried on the books at $807,000 and the Company was involved in legal action to vacate the stay placed by the bankruptcy court on the collateral in order to proceed with legal recourse.

            In December of 1998, in connection with a court approved bankruptcy plan, the loan asset was dividended by the Bank to the Company. The Company contributed $600,000 in cash and the loan asset into a newly formed wholly owned subsidiary, Alhambra Holding Corp. ("Alhambra Holding"). Alhambra Holding used the cash and the loan to acquire 80% of the common stock and approximately $1.4 million or 100% of the preferred stock of Alhambra Realty Corp. ("Alhambra Realty"). As of December 31, 1998, Alhambra Realty purchased the property, holds title to the Alhambra Building and was authorized to receive rental payments.

            Carver is currently examining various options with respect to the property owned by Alhambra Realty. These options include, but are not limited to, completing the development of the property and leasing the unoccupied space or conducting a sale of the property.

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

General

      Carver Bancorp, Inc., (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly-owned subsidiary of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary; the Bank, which operates seven full service branches in the New York City boroughs of: Brooklyn, Queens, Manhattan, and in Nassau County, New York.

      On January 28, 1998, the Company announced that the Bank had entered into a definitive agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey. The Roosevelt Office is located in Nassau County, New York and has deposits of approximately $10.0 million. Due to certain regulatory issues, the transaction, which was expected to close by March 31, 1998, has not yet been consummated. Under ther terms of the definitive agreement, either party has the right to terminate the agreement. To date, neither party has exercised that right.

      On January 25, 1999, Carver terminated Thomas L. Clark, Jr. as President and Chief Executive Officer of the Company. Mr. Clark served in such capacity since February 1, 1995. See Part II, Item 5 of this 10-Q.

Financial Condition

Assets

      At December 31, 1998, total assets decreased $17.0 million or 3.88% to $420.5 million compared to $437.5 million at March 31, 1998. The decrease in total assets was primarily attributable to decreases in mortgage-backed securities ("MBSs") held to maturity and loans receivable net, offset in part by increases in securities held as available for sale and cash and equivalents.

      At December 31, 1998, total cash and cash equivalents increased by $14.5 million or 95.94% to $29.6 million compared to $15.1 million at March 31, 1998. The increase reflects the increased investment of repayments from loans and MBSs into federal funds sold. The Bank invests in federal funds to maintain adequate liquidity and earn interest on liquid assets.

      Securities held as available for sale increased by $14.0 million or 49.15% to $42.4 million at December 31, 1998 compared to $28.4 million at March 31, 1998. The increase primarily reflects the purchase of approximately $42.0 million in money market securities funded in large part with proceeds from the sale during the second quarter of fiscal 1999 of approximately $23.8 million of MBSs held as available for sale along with repayments on the remaining MBSs and loans. The Bank invest in short term money market securities to improve the yield on cash inflows until such time as these funds can be reinvested in loans or other suitable higher yielding longer term assets.

      MBSs held to maturity decreased by $20.1 million or 22.11% to $71.0 million compared to $91.1 million at March 31, 1998. The decrease is attributable to principal repayments on MBSs held to maturity. The decrease also reflects the Bank's strategy to shift assets from MBSs and investment securities to mortgage loans.

      Other assets decreased by 1.5 million or 22.89% to $5.0 million at December 31, 1998 compared to $6.5 million at March 31, 1998. The decrease in other assets primarily reflects reconciliation adjustments. Other assets also contain a $1.4 million investment in Alhambra Holding. See Notes to Financial Statements, Alhambra Holding Corp.

      Loans receivable decreased by $23.9 million or 8.71% to $251.0 million at December 31, 1998 compared to $275.0 at March 31, 1998. The decrease primarily reflects the receipt of principal payments on outstanding loans, offset in part by loan purchases and loan originations. The Bank reinvests principal and interest receipts from loans receivable into short term assets until suitable loans can be purchased or originated.

Liabilities and Stockholders' Equity

      At December 31, 1998, total deposits increased by $6.7 million or 2.49% to $281.6 million compared to $274.9 million at March 31, 1998. The increase in total deposits was primarily attributable increases of $7.2 million in certificates of deposits and $1.4 million in NOW accounts, offset in part by decreases in savings and club accounts and money market accounts. The increase in certificate of deposits is primarily attributable to new account openings which include a $3.5 million corporate deposit and a shift in deposits to certificates of deposits from other types of accounts.

      At December 31, 1998, total borrowings decreased by $22.9 million or 18.29% to $102.1 million compared to $125.0 million at March 31, 1998. The decrease in total borrowings reflects a decrease in reverse repurchase agreements ("repos") of $51.7 million or 59.39% to $35.3 million offset in part by an increase in Federal Home Loan Bank of New York ("FHLB") advances of $29.0 million or 78.87% to $65.7 million. The Company shifted from repos to take advantage of the longer borrowing terms available on FHLB advances. The decrease in total borrowings primarily reflects a reduction in the need for borrowed funds due to repayments on MBSs and loans coupled with an increase in deposits.

      At December 31, 1998, stockholders' equity decreased by $4.7 million or 13.15%, to $30.9 million compared to $35.5 million at March 31, 1998. The decrease in stockholders' equity primarily reflects a reduction in retained earnings due to the after-tax impact of non-recurring pre-tax charges of approximately $4.1 million in reconciliation adjustments primarily related to the Company's conversion of its data processing operations from outside data service providers to an in-house system, approximately $1.2 million in consulting fees and approximately $2.5 million for a special provision for loan losses in connection with the Bank's consumer loan portfolio.

Liquidity and Capital Resources

      The Company's primary sources of funds are deposits and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are normally strongly influenced by changes in market interest rates, economic conditions and competition.

      The primary investment activity of the Company is the origination and purchase of loans and, to a lesser extent, the purchase of investment securities and mortgage-backed securities. During the three month period ended December 31, 1998, the Company sold no mortgage loans and sold no investment securities. During the three month period ended December 31, 1998, the Company purchased no mortgage loans and purchased approximately $22.0 million of investment securities.

      The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1998, the Company's cash and cash equivalents totaled $29.6 million compared to $15.1 million at March 31, 1998.

      The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At December 31, 1998, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at December 31, 1998 and March 31, 1998.

                                    At December 31, 1998     At March 31, 1998
                                    --------------------    --------------------
                                           % of                     % of
                                     Amount       Assets    Amount        Assets
                                     ------       ------    ------        ------
                                                (Dollars in thousands)
Tangible Capital .............      $25,664        6.14%    $30,201        6.90%
Core Capital .................       25,703        6.15      30,249        6.93
Risk Based Capital ...........       30,393       14.24      31,731       16.00

Analysis of Core Earnings

      The Company's profitability is primarily dependent upon net interest income, which represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by provisions for loan losses, non-interest income, non-interest expense and income taxes. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

      At December 31, 1998, Company had discontinued the operations of its consumer loan subsidiary, CFSB Credit Corp., and ceased unsecured consumer lending. The decision to close the subsidiary was primarily due to an increase in non-performing consumer loans and insufficient loan originations. At December 31, 1998, consumer loans totaled approximately $12.7 million, consisting primarily of $4.5 million in automobile loans, $3.8 million in outstanding credit card balances, $3.8 million personal loans and $600,000 of other consumer loans. At December 31, 1998, non-performing consumer loans totaled approximately $1.9 million or 14.96% of total consumer loans. In response to the increase in non-performing consumer loans and to maintain an adequate allowance for loan losses consistent with the Company's polices, the Company took a special provision for loan losses of approximately $2.5 million during the third quarter. At December 31, 1998 the Company's allowance to total consumer loans was $3.3 million or 25.98% and the ratio of allowance to non-performing consumer loans was 174.0%. The Company has taken action regarding delinquent automobile loans to quickly repossess and dispose of the vehicles securing such loans. The Company has also increased its collection efforts on delinquent credit card balances and personal loans.

      The following table sets forth certain information relating to Company's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                             THREE MONTHS ENDED DECEMBER 31,

                                                       ----------------------------------------------------------------------------
                                                                       1998                                     1997
                                                       ------------------------------------    ------------------------------------
                                                                                 Annualized                              Annualized
                                                        Average      Quarterly    Average       Average      Quarterly     Average
                                                        Balance       Interest   Yield/Cost     Balance       Interest   Yield/Cost
                                                        -------       --------   ----------     -------       --------   ----------
                                                                                    (Dollars in thousands)
Loan (1)..................................             $ 256,575        $4,937      7.70%      $ 238,810     $  4,588      7.68%
Investment securities (2).................                46,849           630      5.38          16,103          204      5.07
Mortgage-backed securities (3)............                74,454         1,152      6.19         126,895        2,074      6.54
Federal funds sold........................                15,475           212      5.48           4,613           65      5.64
                                                       ---------        ------      -----      ---------     --------      -------
Total interest-earning assets.............               393,353         6,931      7.05%        386,421        6,931      7.17%
                                                                        ------                               --------
Non interest-earning assets...............                35,384                                  23,250
                                                       ---------                               ---------
Total assets..............................             $ 428,737                               $ 409,671
                                                       =========                               =========

Interest-bearing Liabilities
Deposits
DDA.......................................             $   7,193     $       0      0.00%      $   8,620     $      0      0.00%
NOW.......................................                21,016            82      1.56          18,449           87      1.89
Savings and clubs.........................               144,154           900      2.50         143,875          924      2.57
Money market accounts.....................                21,479           130      2.42          21,441          173      3.23
Certificates of deposits..................                80,483           925      4.60          77,027          978      5.08
                                                       ---------        ------      -----      ---------     --------      -------
Total deposits............................               274,326         2,037      2.97         269,412        2,162      3.21
Borrowed money............................               104,750         1,486      5.67         104,439        1,532      5.87
                                                       ---------        ------      -----      ---------     --------      -------
Total interest-bearing liabilities........               379,076         3,523      3.72%        373,851        3,694      3.95%
                                                                        ------      -----                    --------      -------
Non-interest bearing liabilities..........                13,408                                     762
                                                       ---------                               ---------
Total liabilities.........................               392,484                                 374,613
Stockholders' equity......................                36,253                                  35,058
                                                       ---------                               ---------
Total liabilities and stockholders' equity             $ 428,737                               $ 409,671
                                                       =========                               =========
Net interest income.......................                             $ 3,408                               $  3,237
                                                                       =======                               ========
Interest rate spread......................                                          3.33%                                  3.22%
                                                                                    ----=                                  -------
Net interest margin.......................                                          3.47%                                  3.35%
                                                                                    ----=                                  -------
Ratio to average interest-
 earning assets to average................
Interest-bearing liabilities..............                                          103.77%                                103.36%
                                                                                    =======                                -------

(1)   Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $48.1 million at December 31, 1998.

                                                                     NINE MONTHS ENDED DECEMBER 31,

                                             -------------------------------------------------------------------
                                                            1998                             1997
                                             --------------------------------   --------------------------------
                                                                   Annualized                         Annualized
                                              Average   Quarterly   Average      Average   Quarterly   Average
                                              Balance    Interest  Yield/Cost    Balance   Interest   Yield/Cost
                                              -------    --------  ----------    -------   --------   ----------
                                                                       (Dollars in thousands)
Assets

Loan (1) .................................   $268,113   $ 15,496        7.71%   $236,903   $ 13,490        7.59%
Investment securities (2) ................     25,846      1,126        5.81      14,086        699        6.62
Mortgage-backed securities ...............     90,747      4,337        6.37     133,822      6,490        6.47
Federal funds sold .......................     14,375        558        5.18       4,910        196        5.32
                                             --------   --------      ------    --------   --------      ------
Total interest-earning assets ............    399,082     21,517        7.19%    389,721     20,875        7.14%
                                                        --------      ------               --------      ------
Non interest-earning assets ..............     28,933                             23,102
                                             --------                           --------
Total Assets .............................   $428,015                           $412,823
                                             ========                           ========

Interest-bearing Liabilities
Deposits
DDA ......................................   $  9,546   $      0        0.00%   $  8,364   $     --        0.00%
NOW ......................................     19,130        248        1.73      18,521        265        1.91
Savings and clubs ........................    145,553      2,721        2.49     144,576      2,709        2.50
Money market accounts ....................     21,822        459        2.80      21,525        521        3.23
Certificates of deposits .................     80,371      2,821        4.68      76,626      2,962        5.15
                                             --------   --------      ------    --------   --------      ------
Total deposits ...........................    276,421      6,249        3.01     269,612      6,457        3.19
Borrowed money ...........................    108,329      4,793        5.90     107,162      4,885        6.08
                                             --------   --------      ------    --------   --------      ------
Total interest-bearing liabilities .......    384,750     11,042        3.83%    376,774     11,342        4.01%
                                                        --------                           --------
Non-interest bearing liabilities .........      7,372                              1,301
                                             --------                           --------
Total liabilities ........................    392,122                            378,075
Stockholders' equity .....................     35,893                             34,748
                                             --------                           --------
Total liabilities and stockholders' equity   $428,015                           $412,823
                                             ========                           ========
Net interest income ......................              $ 10,475                           $  9,533
                                                        ========                           ========
Interest rate spread .....................                              3.36%                              3.13%
                                                                      ======                             ======
Net interest margin ......................                              3.50%                              3.26%
                                                                      ======                             ======
Ratio to average interest-
 earning assets to average
Interest-bearing liabilities .............                            103.72%                            103.44%
                                                                      ======                             ======

----------
(1)   Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $48.1 million at December 31, 1998.

Comparison of Operating Results for the
Three Months Ended December 31, 1998 and 1997

General

      The Company reported a net loss for the three month period ended December 31, 1998 of $5.7 million, compared to net income of $301,000, for the three month period ended December 31, 1997. The decrease in net income was primarily due to increases in non-interest expense and provision for loan losses, along with a decrease in non-interest income, offset in part by an increase in net-interest income.

Interest Income

      Interest income for the three month period ended December 31, 1998 was unchanged at $6.9 million compared to the same period last year. The average balance of interest-earning assets for the three month period ended December 31, 1998 increased by $6.9 million or 1.79% to $393.4 compared to $386.4 million for the three month period ended December 31, 1997. The average yield on average interest-earning assets decreased by 12 basis points to 7.05% for the three month period ended December 31, 1998 compared to 7.17% for the same period last year. The decrease in the average yield on average interest-earning assets reflects the decline in market interest rates.

      Interest income from net loans receivable increased by $349,000 or 7.61% to $4.9 million for the three month period ended December 31, 1998 compared to $4.6 million for the three month period ended December 31, 1997. This resulted from an increase of $17.8 million or 7.44% in the average balance of loans receivables to $256.6 million for the three month period ended December 31, 1998 compared to $238.8 million for the three month period ended December 31, 1997 coupled with a two basis point increase in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the cumulative impact of loan purchases and loan originations. The Company carried a higher average loan portfolio balance for the three month period compared to the period ending balance due to the reinvestment of the normal monthly principal repayments and prepayments received on outstanding loan balances into federal funds sold and money market securitites.

      Interest income from mortgage-backed securities decreased $922,000, or 44.46%, to $1.2 million for three month period ended December 31, 1998 compared to $2.1 million for the three month period ended December 31, 1997. This decrease primarily reflects a decrease of approximately $52.4 million or 41.33% in the average balance of mortgage-backed securities to $74.5 million compared to $126.9 million coupled with a 35 basis point decrease in the average yield on such securities. The decrease in the average yield on mortgage-backed securities primarily reflects the decrease in market interest rates and increased pre-payments which reduced the net yield on mortgage-backed securities.

      Interest income from investment securities and other interest-earning assets increased by $573,000 or 213.01%, to $842,000 for the three month period ended December 31, 1998 compared to $269,000 for the same period last year. The increase in interest income was primarily attributable to a $41.6 million or 200.84% increase in the average balance of such securities to $62.3 million for the three month period ended December 31, 1998 compared to $20.7 million for the three month period ended December 31, 1997. The increase in the average balance of investment securities and other interest-earning assets for the three month period ending December 31, 1998 reflects an investment in money market securities. From time to time, the Bank invests in short term money market securities and federal funds sold until such time as these monies can be reinvested in loans or other longer term assets. See Financial Conditions-Assets.

Interest Expense

      Interest expense decreased by $171,000 or 4.63% to $3.5 million for the three month period ended December 31, 1998 compared to $3.7 million for the same period last year. The decrease in interest expense was primarily attributable to a 27 basis point decrease in the average cost of average interest bearing liabilities to 3.68% for the three month period ended December 31, 1998 compared to 3.95% for the same period last year, offset in part by an increase of $8.7 million or 2.33% in the average balance of interest bearing liabilities to $379.0 the three month period ended December 31, 1998 compared to $373.9 million for the three month period ended December 31, 1997.

      Interest expense on deposits decreased by $125,000 or 5.78% to $2.0 million for the three month period ended December 31, 1998 compared to $2.2 for the same period last year. The decrease in interest expense on deposits was primarily attributable to a 24 basis point decrease in the average cost of deposits, offset in part by a $4.9 million or 1.82% increase in the average balance of deposits to $274.3 million compared to $269.4 million for the same period last year. Interest expense on borrowings decreased by $46,000 or 3.0% to $ 1.5 million for the nine month period ended December 31, 1998 compared to $1.5 for the same period last year. The decrease in interest expense on borrowings was primarily attributable to a 20 basis point decrease in the average cost of borrowings due to a decrease in market interest rates.

Net Interest Income Before Provisions for Loan Losses

      Net interest income before provisions for loan losses increased $172,000 or 5.32%, to $3.4 million for the three month period ended December 31, 1998 compared to $3.2 million for the three month period ended December 31, 1997. The increase in net interest income is primarily attributable to a 23 basis point decrease in the average cost of interest bearing liabilities offset in part by a 12 basis point decrease in the average yield on interest-earning assets.

      Net interest income after provision for loan losses decreased $2.6 million or 88.23% to $348,000 for the three month period ended December 31, 1998 compared to $3.0 million for the same period last year. The decrease in net interest income after provision for loan losses primarily reflects a special provision of approximately $2.5 million to provide for potential losses on the Bank's consumer loans. See Provision for Loan Losses.

      The Company's interest rate spread increased by 11 basis points to 3.33% for the three month period ended December 31, 1998 compared to 3.22% for the three month period ended December 31, 1997. The Company's net interest margin increased by 11 basis points to 3.47% for the three month period ended December 31, 1998 compared to 3.35% for the three month period ended December 31, 1997. The increase in interest rate spread and net interest margin is primarily attributable to a decrease in the cost of interest-bearing liabilities, offset in part by a decrease in the average yield on interest-earning assets. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 103.77% for the three month period ended December 31, 1998 compared to 103.36% for the same period last year.

Provision for Loan Losses

      The Company provided $3.1 million for loan losses for the three month period ended December 31, 1998, compared to $280,000 for the same period last year. The increase in the provision for the third quarter of fiscal 1999 reflects a one time special provision to significantly increase the Company's allowance for loan losses in response to an increase in non-performing consumer loans and to maintain an adequate level of allowance consistent with the Bank's policies. During the third quarter, the Bank charged off approximately $314,000 in non-performing consumer loans. At December 31, 1998, non-performing loans totaled approximately $10.1 million or 4.02% of total loans compared to $7.0 million or 2.86% at December 31, 1997. At December 31, 1998, Company's allowance for loan losses was $6.0 million compared to $2.9 million at December 31, 1997, resulting in a ratio of allowance to non-performing loans of 59.91% at December 31, 1998 compared to 41.13% at December 31, 1997 and a ratio of allowances for loan losses to total loans of 2.36% and 1.18% respectively.

Non-Interest Income

      Non-interest income decreased by $203,000 or 36.89% to $347,000 for the third quarter of fiscal 1999 compared to $550,000 for the same period last year. Non-interest income for the three month period ended December 31, 1997 reflected a $188,000 gain on the sale of securities. Excluding the gain on sale of securities, non-interest income for the third quarter of fiscal 1999 increased by $15,000 compared to the same period last year. The increase in non-interest income for the third quarter compared to the same period last year excluding the gain on sale was primarily attributable to increases in fees from bank service charges.

Non-Interest Expense

      Non-interest expense increased by approximately $5.3 million or 181.45% to $8.3 million for the three month period ended December 31, 1998 compared to $2.9 million for the three month period ended December 31, 1997. The increase non-interest expense reflects non-recurring charges of $4.1 million in reconciliation adjustments related to the conversion of the Company's data processing system to an internal system from outside data service providers and $1.2 million in consultant fees related to post conversion assignments. The Company converted to an internal data processing system in April, 1998. During the third quarter, the Company, with the assistance of outside consultants, identified unreconcilable differences in the balance of certain accounts that resulted from transaction processing and reconciling discrepancies. At December 31, 1998, the Company had cleared all such unreconciled differences from the balances of these accounts.

      Excluding the reconciliation adjustments and the consultant fees, non-interest expense increased by approximately $62,000 or 0.02% to approximately $3.0 million for three month period ended December 31, 1998 compared to $2.9 million for the same period last year. The increase in non-interest expense during the third quarter excluding the reconciliation adjustments and the consultant fees was in large part attributable to an increase in salary and benefits expense, offset in part by reductions in advertising expense, equipment expense and legal expense.

      The Company has been notified of an increase effective January 1, 1999, in the rate of assessment by the Federal Deposit Insurance Corporation for deposit insurance ("FDIC insurance") and the assessment by the Office of Thrift Supervision (the "OTS assessment") due to a change in the OTS CAMEL rating for the Bank. Management believes that these increases will result in an annualized pre-tax increase in non-interest expense of approximately $500,000. The Bank is normally examined by the OTS on an annual basis, however, examinations may occur more or less frequently.

Income Tax Expense

      In connection with the loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a benefit reflecting the carry back of the loss for the income taxes paid. The Company did not incur income tax expense for the three month period ended December 31, 1998 compared to $329,000 for the three month period ended December 31, 1997. The Company's effective tax rate for the three month period ended December 31, 1998 was 0.0% compared to 44.96% for the three month period ended December 31, 1997.

Comparison of Operating Results for the
Nine Months Ended December 31, 1998 and 1997

General

      The Company reported a net loss for the nine month period ended December 31, 1998 of $5.2 million compared to net income of $940,000, for the same period last year. The decrease in net income was primarily due to an increase in non-interest expense and the provision for loan losses offset in part by increases in net interest income and non-interest income.

Interest Income

      Interest income increased by approximately $642,000 or 3.08% to $21.5 million for the nine month period ended December 31, 1998 compared to $20.9 million for the nine month period ended December 31, 1997. The increase in interest income was primarily attributable to a $9.4 million or 2.40% increase in the average balance of interest-earning assets to $399.1 the three month period ended December 31, 1998 compared to $389.7 million for the nine month period ended December 31, 1997 coupled with a five basis point increase in the average yield on interest-earning assets to 7.19%. The increase in interest income for the nine month period was primarily attributable to a shift in assets from mortgage-backed securities to higher yielding loans.

      Interest income from loans receivable increased by $2.0 million, or 14.87%, to $15.5 million for the nine months ended December 31, 1998 compared to $13.5 million for the nine months ended December 31, 1997. The increase was primarily attributable to a $31.2 million or 13.17% increase in the average balance of loan receivables to $268.1 million for the nine month period ended December 31, 1998 compared to $237.0 million for the nine month period ended December 31, 1997, coupled with an increase of 12 basis points in the average yield on the loan portfolio. The increase in the average loan portfolio balances primarily reflects the impact of loan originations and purchases.

      Interest income from mortgage-backed securities decreased $2.2 million, or 33.17%, to $4.3 million for the nine months ended December 31, 1998 compared to $6.5 million for the nine months ended December 31, 1997. The decrease was primarily attributable to a decrease of $43.1 million or 32.19% in the average balance of mortgage-backed securities to $90.7 million for the three month period ended December 31, 1998 compared to $133.8 million for the same period last year. The decrease in the average balance of mortgage-backed securities reflects the Company's strategy to shift assets from securities to higher yielding loans.

      Interest income from investment securities and other interest-earning assets increased by $789,000 or 88.16%, to $1.7 million for the nine months ended December 31, 1998 compared to $895,000 for the nine months ended December 31, 1997. The increase in interest income is primarily attributable to a $21.2 million or 111.74% increase in the average balance of investment securities and other interest-earning assets to $40.2 million for the nine months ended December 31, 1998 compared to $19.0 million for the nine months ended December 31, 1997, offset in part by an 81 basis point decrease in the average yield on investment securities. The increase in the average balance of investment securities and other interest-earning assets for the nine month period ending December 31, 1998 reflects increased investment in money market securities.

Interest Expense

      Interest expense decreased by $298,000 or 2.64% to $11.0 million for the nine months ended December 31, 1998 compared to $11.3 million for the nine months ended December 31, 1997. The decrease in interest expense was primarily attributable to a 18 basis point decrease in the average cost of interest-bearing liabilities to 3.83% offset, in part by a $8.0 million or 2.12% increase in the average balance of interest bearing liabilities to $384.8 the nine month period ended December 31, 1998 compared to $376.8 million for the nine month period ended December 31, 1997.

      Interest expense on deposits decreased by $208,000 or 3.22% to $6.2 million for the nine month period ended December 31, 1998 compared to $6.5 million for the nine month period ended December 31, 1997. The decrease in interest expense on deposits was primarily attributable to a 18 basis point decrease in the average cost deposits, offset in part a $6.8 million or 2.53% increase in the average balance of deposits to $276.4 million compared to $269.6 million for the same period last year. Interest expense on borrowings decreased by $92,000 or 1.88% to $4.8 million for the nine month period ended December 31, 1998 compared to $4.9 for the same period last year. The decrease in interest expense on borrowings is primarily attributable to an 18 basis point decrease in the average cost of borrowings, offset in part by a $1.2 million increase in the average balance of borrowings.

Net Interest Income Before Provisions for Loan Losses

      Net interest income before provisions for loan losses increased $942,000 or 9.88%, to $10.5 million for the nine month period ended December 31, 1998 compared to $9.5 million for the nine month period ended December 31, 1997. The increase in net interest income is primarily attributable to a 23 basis point decrease in the average cost of interest bearing liabilities coupled with a 5 basis point increase in the average yield on interest-earning assets.

      Net interest income after provision for loan losses decreased $2.2 million or 24.71% to $6.7 million for the nine month period ended December 31, 1998 compared to $8.9 million for the same period last year. The decrease in net interest income after provision for loan losses primarily reflects a special provision of approximately $2.5 million incurred during the third quarter to provide for possible losses on the Bank's consumer loan portfolio. See
Provision for Loan Losses.

      The Company's interest rate spread increased by 23.0 basis points to 3.36% for the nine month period ended December 31, 1998 compared to 3.13% for the nine month period ended December 31, 1997. The Company's net interest margin increased by 24 basis points to 3.50% for the nine month period ended December 31, 1998 compared to 3.26% for the nine month period ended December 31, 1997. The increase in interest rate spread and net interest margin is primarily attributable to an increase in the average balance and average yield on interest-earning assets coupled with a decrease in the average cost on interest-bearing liabilities. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased to 103.72% for the nine month period ended December 31, 1998 from 103.44% for the nine month period ended December 31, 1997.

Provision for Loan Losses

      The Company provided $3.8 million for loan losses for the nine month period ended December 31, 1998, compared to $618,000 for the same period last year. The increase in the provision for loan losses for the nine month period reflects a one time special provision of $2.5 million. The Company took the special provision to significantly increase the Bank's allowance for loan losses in response to an increase in non-performing loans and to maintain an adequate level of allowance consistent with the Bank's policies. During the nine month period, the Bank charged off approximately $1.0 million in non-performing consumer loans. At December 31, 1998, non-performing loans totaled approximately $10.1 million or 4.01% of total loans compared to $6.8 million or 2.51% at March 31, 1998. At December 31, 1998, Carver's allowance for loan losses was $6.0 million compared to $3.1 million at March 31, 1998, resulting in a ratio of allowance to non-performing loans of 59.91% at December 31, 1998 compared to 45.30% at March 31, 1998, and a ratio of allowances for loan losses to total loans of 2.36% and 1.11% respectively.

Non-Interest Income

      Non-interest income increased by $275,000 or 22.54% to $1.5 million for the nine month period ended December 31, 1998 compared to $1.2 million for the same period last year. Non-interest income for the nine month period ended December 31, 1997 reflected a $188,000 gain on the sale of securities. Excluding the gain on sale of securities, non-interest income increased by $463,000 or 44.94% for the nine month period ended December 31, 1998 compared to the same period last year reflecting early prepayment fees on loans and increases in fees from bank service charges.

Non-Interest Expenses

      Non-interest expense increased by approximately $6.5 million or 77.05% to $14.9 million for the nine month period ended December 31, 1998 compared to $8.4 million for the nine month period ended December 31, 1997. The increase in non-interest expense reflects non-recurring charges of $4.1 million in reconciliation adjustments related to the conversion of the Company's data processing system to an internal system from outside data service providers and $1.2 million in consultant fees related to post conversion assignments.

      Excluding the reconciliation adjustments and the consultant fees, non-interest expense increased by approximately $1.2 million to $9.6 million for the nine month period ended December 31, 1998 compared to $8.4 million for the same period last year. The increase in non-interest expense also reflects increases of; $465,000 in salary and benefits expense, $157,000 in equipment expense, and $64,000 in security service expense, offset in part by reductions in advertising expense, and legal expense. FDIC insurance expense increased by $65,000 or 77.99% to $148,000 for the nine month period ended December 31, 1998 compared to $84,000 for the same period last year. The Bank did not incur an expense for quarterly FDIC premium during the first quarter of fiscal 1998 as a result of the legislation enacted to recapitalize the Savings Association Insurance Fund. The Company has been notified that the Bank's FDIC insurance premium and OTS assessment will increase effective January 1, 1999. In addition, the increase in non-interest expense for the nine month period reflects a $250,000 charge that was incurred in connection with a prospective settlement of litigation. See Legal Proceedings, Part II, Item 1 of this 10-Q.

Income Tax Expense

      In connection with the loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a benefit reflecting the carry back of the loss for the income taxes paid of approximately $1.5 million. In addition, the Company has available net operations loss carry forward totaling approximatley 5.1 million, which will expire in 2019 to offset fututre taxable income.The Company did not incur income tax expense for the nine month period ended December 31, 1998 compared to $523,000 for the nine month period ended December 31, 1997. The Company's effective tax rate for the nine month period ended December 31, 1998 was 0.0% compared to 44.99% for the nine month period ended December 31, 1997.

Year 2000 Compliance

      The "Year 2000 Problem" centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. Therefore, calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

      The OTS and the other federal banking regulators have issued guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of the Year 2000 Problem. Any institution's failure to address appropriately the Year 2000 Problem could result in supervisory action.

      State of Readiness - During April 1997 the Company formulated its Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem. The Company converted its deposits and a portion of its loan portfolio to a Year 2000 Complaint System in April of 1998. The Company began testing its loan and deposit systems in July, 1998 and is currently on the final phase of the process of obtaining software modifications deemed necessary for compliance in all other systems. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse effect on its operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have a material adverse impact on the Company's operations. As a result the Company expects to formulate a contingency plans for its mission critical systems where possible. The Company does maintain a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have been directed to update and review their existing recovery plans in addition to developing contingency plans prior to March 31, 1999 to address the possible failure of one or more mission critical systems. At this time, management believes that any such impact and any resulting costs will not be material.

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

ITEM 3

Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is presented at March 31, 1998 in Item 7A to the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission ("SEC") on July 14, 1998 as amended on Form 10-K/A filed with the SEC on August 13, 1998. The Company believes that there have been no material changes in the Company's market risk at December 31, 1998 compared to March 31, 1998.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      From time to time, the Company is a party to various legal proceedings incident to its business. As of December 31, 1998, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

      In August, 1998, the plaintiffs in each of the above mentioned cases with the consent of the defendants filed a motion with the District Court for preliminary approval of a settlement proposed by the parties herein. In November, 1998, Judge Makasey of the U.S. District Court preliminarily approved the proposed settlement and scheduled a hearing on the fairness of the same for February 16, 1999. On February 16,1999, Judge Mukasey approved the final settlement. The Company incurred a one time charge of $250,000 during the second quarter of fiscal year 1999 in connection with the settlement.

      Item 2. Changes in Securities and Use of Proceeds

                  None

      Item 3. Defaults upon Senior Securities

                  None

      Item 4. Submission of Matters to a Vote of Security Holders

                  None

      Item 5. Other Information

      On January 25, Carver announced the termination of Thomas L. Clark, Jr. as President and Chief Executive Officer. At that time, Carver engaged Spencer Stuart, a leading executive search firm to aid Carver in finding a replacement. In the interim, Carver established an operating committee consisting of four directors and members of senior management to manage the day-to-day operations of Carver until a replacement is named. The operating committee is chaired by Director Pazel G. Jackson.

      The Company filed a current report on Form 8-K on February 12, 1999 relating to the termination of Mr. Clark as Carver's President and Chief Executive Officer.

      Item 6. Exhibits and Reports on Form 8-K

                  None

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 1999                CARVER BANCORP, INC.


                                       /s/ David R. Jones, Esq.
                                       -----------------------------------------
                                       David R. Jones, Esq.
                                       Chairman of the Board of Directors



Date: February 22, 1999                /s/ Walter T. Bond
                                       -----------------------------------------
                                       Walter T. Bond
                                       Vice President and
                                       Acting Chief Financial Officer