Form 10-K
period 1999-03-31
CARVER BANCORP INC
filed 1999-06-29
CIK 1016178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                                      NONE

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of May 31, 1999, there were 2,314,275 shares of Common Stock of the registrant issued and outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $8 1/2 per share of the registrant's Common Stock on May 28, 1999) was approximately $18.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

EXPLANATORY NOTE

            This Annual Report on Form 10-K contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Registrant that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic and market, legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Registrant's operations and investments, the ability of the Registrant to originate and purchase loans with attractive terms and acceptable credit quality, and the ability of the Registrant to realize cost efficiencies.

ITEM 1. BUSINESS.

GENERAL

CARVER BANCORP, INC.

            Carver Bancorp, Inc. (the "Holding Company"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiaries, the Bank and Alhambra Holding Corp, a Delaware corporation ("Alhambra"). The Company formed Alhambra to hold the Company's investment in a commercial office building. See "Asset Quality--Nonperforming Assets."

            The Holding Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company's telephone number is (212) 876-4747.

CARVER FEDERAL SAVINGS BANK

            The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time the Bank obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York ("FHLB"). The Bank converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share.

            Carver Federal was founded to provide an African-American operated institution where residents of under-served communities could invest their savings and obtain credit. Carver Federal's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. During fiscal year 1997 ("fiscal 1997") Carver adopted a business plan to shift its emphasis to direct lending and restructure its balance sheet to shift from mortgaged-backed and other investment securities to higher yielding whole loans. In the fourth quarter of fiscal 1997 and the first quarter of fiscal year 1998 ("fiscal 1998"), Carver restructured its balance sheet by purchasing whole loans and decreasing its investment in mortgage-backed and other investment securities. During fiscal 1998, Carver continued following this strategy and expanded its origination of multi-family and commercial real estate mortgage loans. As a result of this effort, Carver's loan portfolio substantially increased as a percentage of total assets. As a result of this restructuring, Carver's earnings are derived more from direct lending and purchase activities than from investing in securities. Based on asset size as of March 31, 1999, Carver Federal is the largest minority-operated financial institution in the United States.

CHANGE IN EXECUTIVE MANAGEMENT

            Deborah C. Wright was appointed President, Chief Executive Officer and Director of the Holding Company and the Bank as of June 1, 1999. For a description of Ms. Wright's business experience, see "Executive Officers of the Holding Company--Deborah C. Wright." Ms. Wright succeeds Thomas L. Clark, Jr., who was removed from his positions as President and Chief Executive Officer of the Holding Company, and President, Chief Executive Officer and Director of the Bank in January, 1999. Mr. Clark subsequently resigned from his position as Director of the Holding Company as of June 1, 1999. During the period from January 25, 1999, to June 1, 1999, the duties of the President and Chief Executive Officer were performed by an Operating Committee comprised of directors and officers of Carver.

LENDING ACTIVITIES

            General. Carver's principal lending activity is the origination of mortgage loans for the purpose of purchasing or refinancing multi-family residential and commercial real estate properties and one- to four-family residential property. Carver also originates or participates in loans for the construction or renovation of commercial property and residential housing developments and occasionally originates permanent financing upon completion. In addition, Carver originates consumer loans secured by deposits, education loans and second mortgages on residential property.

            During the past fiscal year, Carver has shifted the emphasis of its lending from one- to four-family residential lending to multi-family and commercial mortgage lending. Carver has continued to originate fixed-rate, one- to four-family mortgage loans to service its retail customers. To compliment this activity and as part of Carver's overall strategy to increase its loan portfolio as a percentage of total assets, Carver continued to engage in loan purchases during the past fiscal year. At the close of the twelve month period ended March 31, 1999, one-to four-family mortgage loans totaled $181.3 million, or 65.39%, of Carver's total gross loan portfolio, multi-family loans totaled $52.4 million or 18.89% of the total gross loans, non-residential real estate loans totaled $23.1 million or 8.33% of total gross loans and construction loans totaled $11.0 million or 3.98% of total gross loans. Consumer and commercial loans totaled $9.4 million or 3.41% of total gross loans. Gross loans receivable decreased by $5.1 million or 1.80% to $277.3 million at March 31, 1999, compared to $282.4 million at March 31, 1998. However, Carver's net loan portfolio as a percentage of total assets increased to 64.95% at March 31, 1999 from 62.85% at March 31, 1998.

            Loan Portfolio Composition. The following table sets forth selected data relating to the composition of Carver's loan portfolio by type of loan at the dates indicated. One- to four-family mortgage loans decreased by $7.4 million or 3.94% to $181.3 million. The decrease primarily reflects an increase in one- to four-family loan repayments and a decrease in one- to four-family loan purchases offset in part by an increase in one- to four-family originations during the fiscal year ended March 31, 1999 ("fiscal 1999"). The increase in repayments of one- to four-family mortgage loans is caused primarily by refinancings due to lower market interest rates. During fiscal 1999, multi-family real estate loans increased by $3.1 million or 6.28% to $52.4 million at March 31, 1999 compared to $49.3 million at March 31, 1998. Non-residential real estate loans increased by $10.3 million or 80.47% to $23.1 at March 31, 1999 primarily reflecting approximately $6.2 million in originations coupled with the purchase of participation interest in non-residential real estate mortgage loans. Construction loans decreased by $4.9 million or 30.92% to $11.0 million at March 31, 1999 compared to $16.0 million at March 31, 1998 primarily reflecting a reduction in the origination of construction loans coupled with repayments on outstanding construction loans. Loans secured by savings accounts and certificates of deposit decreased by $622,000 or 62.32% to $376,000 at March 31, 1999 compared to $998,000 at March
31, 1998, primarily reflecting a reduction of emphasis on consumer lending. Other loans consisting primarily of consumer loans decreased by $6.1 million or 39.19% to $9.4 million compared to $15.5 million at March 31, 1998. The decrease primarily reflects the charge-off of approximately $3.4 million in consumer loans coupled with repayments on consumer loans. During fiscal 1999 the Company discontinued the origination of unsecured consumer loans. See "Consumer Lending."

            Premium on loans decreased by $541,000 or 34.79% to $1.0 million at March 31, 1999 compared to $1.6 million at March 31, 1998 primarily reflecting the repayment of loans purchased at a premium. Loans in process decreased by $2.2 million or 44.53% to $2.6 million at March 31, 1999 compared to $4.8 million at March 31, 1998 reflecting the decrease in construction loans. Allowance for loan losses increased by $883,000 or 28.15% to $4.0 at March 31, 1999 compared to $3.1 million at March 31, 1998 reflecting increased provision for loan losses during fiscal 1999. See "Asset Quality--Asset Classification and Allowance for Losses."

                                                                           AT MARCH 31,
------------------------------------------------------------------------------------------------------------------------------------
                                        1999                1998                1997               1996                1995
                                 ------------------  ------------------  ------------------  -----------------  -----------------
                                  AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT  AMOUNT    PERCENT   AMOUNT   PERCENT
                                 --------   -------  --------   -------  --------   -------  -------   -------  -------   -------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family ........   $181,320    65.39%  $188,761    66.85%  $139,961    67.94%  $58,547    69.23%  $31,572    61.63%
  Multi-family ...............     52,365    18.89     49,289    17.46     19,936     9.68     2,490     2.94     2,165     4.23
  Nonresidential .............     23,092     8.33     12,789     4.53     22,415    10.88    11,138    13.18     8,660    16.90
Construction .................     11,047     3.98     15,993     5.66     14,386     6.98     6,971     8.24     3,179     6.21
Consumer and commercial
  business loans:
  Savings accounts (1) .......        376     0.14        998     0.35        955     0.46     1,011     1.20     1,099     2.14
  Student ....................        147     0.05        174     0.06        975     0.48     1,162     1.37     1,346     2.63
  Other (2) ..................      8,927     3.22     14,364     5.09      7,380     3.58     3,244     3.84     3,209     6.26
                                 --------   ------   --------   ------   --------   ------   -------   ------   -------   ------
                                 $277,274   100.00%  $282,368   100.00%  $206,008   100.00%  $84,563   100.00%  $51,230   100.00%
                                 ========   ======   ========   ======   ========   ======   =======   ======   =======   ======
Add:
  Premium on loans ...........      1,014               1,555               1,805                882                366
Less:
  Loans in process (3) .......     (2,636)             (4,752)             (6,854)            (1,406)            (1,853)
  Deferred fees and
     loan discounts ..........     (1,110)             (1,080)               (795)              (225)              (208)
  Allowance for loan losses ..     (4,020)             (3,137)             (2,246)            (1,206)            (1,075)
                                 --------            --------            --------            -------            -------
    Total ....................   $270,522            $274,954            $197,918            $82,608            $48,460
                                 ========            ========            ========            =======            =======

(1)      Loans secured by passbook accounts and certificates of deposit.

(2) Other loans include second mortgage, home equity, personal, auto, credit cards and commercial business loans.

(3)      Represents undisbursed portion of outstanding construction loans.

         One- to Four-Family Residential Lending. Traditionally, Carver's lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Carver's market area. The Company periodically purchases portfolios of first mortgages on existing one- to four-family residences to augment originations. See "-- Purchases of Loans."

         Carver originates and purchases one- to four-family residential mortgage loans in amounts that range between $28,000 and $750,000. At March 31, 1999, $181.3 million, or 65.39%, of Carver's total gross loans were secured by one- to four-family residences. Carver's one-to four-family residential mortgage loan portfolio consisted of approximately 87.0% purchased loans and approximately 13.0% originated loans of which approximately 93.0% had adjustable rates and approximately 7.0% had fixed rates.

         Carver's one- to four-family residential mortgage loans are generally for terms of 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. Also, borrowers may refinance or prepay loans at their option without penalty.

         The Bank's lending policies generally limit the maximum loan-to-value ratio ("LTV") on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. The maximum LTV ratio on mortgage loans secured by non-owner-occupied properties is limited to 80%. Under a special loan program the LTV ratio may go to 100%. This special loan program consists of loans originated and sold to the State of New York Mortgage Agency ("SONYMA") secured by detached single family homes purchased by first time home buyers.

         Carver's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to Federal National Mortgage Association ("Fannie Mae") or SONYMA in the secondary market. The Bank originates fixed-rate loans that qualify for sale, and from time to time has sold such loans to Fannie Mae since 1993 and to SONYMA since 1984. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse, on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA. Carver uses an outside firm to service mortgage loans, whether held in portfolio or sold servicing retained. At March 31, 1999, the Company, through its sub-servicer, was servicing approximately $3.0 million of loans for Fannie Mae and FHLMC.

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

         The retention of adjustable-rate loans in the Company's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. In order to mitigate such risk, the Bank qualifies borrowers at a rate equal to two percentage points above any discounted introductory rate on one year adjustable rate mortgage loans ("ARMs"), one percentage point above any discounted introductory rate on three-year ARMs and at the discounted introductory rate on five/three ARMs. In addition, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the adjustable-rate loans to fixed-rate. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

         Multi-Family Real Estate Lending. During fiscal 1999, multi-family real estate loans increased by $3.1 million or 6.29% to $52.4 million at March 31, 1999 compared to $49.3 million at March 31, 1998. See "--Loan Portfolio Composition." At March 31, 1999, multi-family loans comprised 18.89% of Carver's gross loan portfolio. The largest of permanent loans outstanding was a $1.8 million loan on a 106 unit, multi-family apartment building located in the New York City borough of Manhattan. This loan was performing at March 31, 1999. During fiscal 1998, Carver increased its focus on the origination of multi-family real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity and repricing, than could be obtained from one- to four-family mortgage loans. The Bank has emphasized a highly competitive multi-family mortgage loan product, which has enabled the Bank to expand its presence in the multi-family lending market in the New York City area. Carver offers competitive rates with flexible terms which make the product attractive to borrowers. These factors have combined for growth in this loan category during fiscal 1999. Multi-family property lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

         To obtain the highest asset quality in its multi-family lending activities Carver has established conservative underwriting guidelines. Carver originates the bulk of its multi-family residential mortgage loans for apartment buildings of 15 units or more and 5-10 unit owner occupied residential properties. Carver originates multi-family mortgage loans for smaller buildings on a case by case basis. In many cases on five to ten unit properties, the Bank requires that the borrower reside in the subject property. Carver's multi-family product guidelines generally require that the maximum LTV not exceed 80%, and in the case of 5-10 unit properties, that the maximum LTV does not exceed 75%. The Bank requires a debt coverage ratio of 1.30 to 1.0 ("DCR"), which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver's underwriting guidelines stipulate a minimum DCR of 1.3 to 1.0 for all multi-family loans. The product is designed for, and the Bank seeks to lend to borrowers that are experienced in real estate management. On a case by case basis, the Bank will consider loan requests from inexperienced borrowers who are purchasing a multi-family property as their primary residence. In these instances the borrowers are required to take a Bank approved property management course prior to closing of the loan. Pursuant to regulation, Carver's maximum loan amount for an individual loan is $3.9 million. Currently, the Bank limits its maximum amount for an individual loan to $2.0 million.

         Carver originates multi-family mortgage loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period but require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five year periods for a fee of 0.5% of the outstanding loan balance, payable upon exercising each option. If a ballooning multi-family mortgage has performed according to the loan agreement and the property value has not decreased, Carver's practice is to extend an opportunity for the borrower to roll-over the outstanding balance at the current rate then in effect for another five-year period. The Bank on a case by case basis originates fifteen-year fixed rate loans.

         Commercial Real Estate Lending (Non-residential). At March 31, 1999, non-residential real estate mortgage loans (including loans to churches) totaled $23.1 million or 0.83% of the gross loan portfolio. At March 31, 1999, the largest non-residential loan outstanding was a $3.2 million loan secured by a retail shopping center located in the New York City borough of Brooklyn. This loan was performing at March 31, 1999. Carver's non-residential real estate lending activity consists predominantly of loans for the purpose of refinancing commercial office, retail space and churches in its immediate service area. Commercial (non-residential) lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the real estate project.

         During fiscal 1999, to help ensure continued collateral protection and asset quality for the term of the commercial real estate loans, Carver adopted (with the assistance of an independent consulting firm) a risk rating system. Under the risk-rating system, all commercial real estate loans are risk rated by management prior to granting the loan, and separate loan portfolio reviews are performed semi-annually resulting in written management summary reports. Furthermore, under this system, property inspections on commercial real estate loans with balances of $500,000 or greater are performed annually, and all other commercial loans are inspected on a two-year cycle. Any loan that becomes sixty days delinquent is required to be inspected promptly. Written reports on all properties inspected, along with photographs, are provided to document the collateral status of each loan.

         Carver originates commercial (non-residential) real estate first mortgage loans in its service area. These mortgages are predominantly on well established larger office buildings and retail properties in the communities in which the Bank's offices are located. In certain instances, Carver originates loans which are secured by mixed use real estate. In some, Carver typically requires that the borrower maintain some form of occupancy at the subject property, either in the form of operating their primary business from the subject property or residing in the subject property. Carver's maximum LTV on commercial real estate mortgage loans is 80%. The minimum DCR is 1.30 to 1.0. The Bank requires that properties be managed by an established professional commercial real estate property manager. In addition, Carver requires the assignment of rents of all tenants leasing in the subject property.

         Church Lending. Historically, Carver has been a New York City area leader in the origination of loans to churches. At March 31, 1999, loans to churches totaled $14 million, or approximately 5% of the Bank's gross loan portfolio. These loans generally have 5-, 7- or 10-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 60% loan- to-value ratio. The largest permanent church loan was a $2.0 million loan to a church located in Manhattan, New York City. The second largest loan to a church was a $1.7 million construction loan to a church also located in Manhattan. These loans were performing according to the terms of their loan at March 31, 1999. The Bank provides construction financing for churches and generally provides permanent financing upon completion. Under the Bank's current loan policy, the maximum loan amount for such lending is $1.0 million, but larger loan amounts are considered on a case by case basis. Loans to churches generally average approximately $583,000.

         Loans secured by real estate owned by religious organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the church's financial condition, limiting the size of such loans and establishing the quality of the collateral securing the loan. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. As a general matter, Carver will obtain a first mortgage on the underlying real property and personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation and may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver's history. Management believes that Carver remains a leading lender to churches in its market area.

         Construction Lending. The Bank currently originates construction loans primarily for the new construction and renovation of churches, multi-family buildings, planned residential developments, community service facilities and affordable housing programs. Carver also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family residences in the Bank's market area. The Bank does not lend to private developers for speculative single-family housing construction. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing commercial properties, except the loans generally provide for disbursement in stages during a construction period from 12 to 24 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum LTV of 70%. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction loans generally require repayment in full upon the completion of construction, the Bank typically makes construction loans with the intent to convert to permanent loans following completion of construction. Carver has established additional criteria for construction loans to include an engineer's review on all construction budgets in excess of $500,000, appropriate interest reserves for loans in excess of $250,000, and advances are made in installments as construction progresses.

         Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than required for one- to four-family mortgage loans.

         At March 31, 1999, the Bank had $11.0 million (including $2.6 million of undisbursed funds) in construction loans outstanding, comprising 3.98% of the Bank's total gross loan portfolio. The largest construction loan was on an 83 unit apartment building for $2.1 million located in the New York City borough of Manhattan. The second largest of such loans outstanding was a $1.7 million loan to a church also located in Manhattan. At March 31, 1999, both loans were performing according to their terms. In addition, at March 31, 1999, the Bank carried a loan to a developer secured by a residential development which contains 22 two-family homes located in the New York City borough of Brooklyn of which 16 were sold and closed and the final six were in contract for sale. This loan was not performing at March 31, 1999. See "Asset Quality--Nonperforming Assets."

         Consumer Lending. During fiscal 1999, Carver ceased consumer lending through its wholly-owned subsidiary, CFSB Credit Corp., and deactivated the subsidiary. At March 31, 1999, the Bank had approximately $9.4 million in consumer loans, or 3.41% of the Bank's gross loan portfolio. The Bank's consumer loans primarily consist of $3.2 million in credit card loans, $3.1 million in automobile loans and $2.7 million in personal loans. The Bank had $684,000 home equity loans and second mortgages on single-family residences.

         At March 31, 1999, Carver carried $3.2 million in credit card lines consisting of $3.0 million of unsecured lines and $200,000 of secured lines. During fiscal 1999, the Company discontinued the issuance of unsecured credit lines. The Company continues to issue secured credit cards to its existing customers. At March 31, 1999, the Company had approximately 2,880 cards outstanding.

         At March 31, 1999, Carver carried $3.1 million in automobile loans. During fiscal 1999, the Company discontinued the origination of automobile loans.

         At March 31, 1999, Carver carried $2.7 million in personal loans consisting of $2.3 million unsecured personal loans and $400,000 in secured personal loans. During fiscal 1999, the Company discontinued the issuance of unsecured personal loans. Carver continues to grant loans secured by deposits for up to 90% of the amount of the deposits. These loans are payable based on terms from 12 to 60 months and funds on deposit with Carver must be pledged as collateral to secure the loan.

         At March 31, 1999, Carver carried $425,000 in home equity loans and $259,000 in second mortgages on single-family residences. These loans, when combined with any loan having priority over such loans, are generally limited to 75% of the appraised value of the property.

         At March 31, 1999, Carver carried $147,000 in student loans. Carver has participated in the Federal Family Education Loan Program since 1964. The Bank's student loans are guaranteed by the New York Higher Education Service Corporation, an independent agency of the State of New York. During fiscal 1999, the Bank sold approximately $107,000 in student loans.

         Consumer loans generally involve more risk than first mortgage loans. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver, and a borrower may be able to assert claims and defenses against Carver which it has against the seller of the underlying collateral. In underwriting consumer loans, Carver considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. In addition, with respect to defaulted automobile loans, repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. See "Asset Quality--Nonperforming Assets."

         Commercial Business Loans. At March 31, 1999, secured and unsecured commercial business loans outstanding totaled $616,000. During the fourth quarter of fiscal 1999, the Bank discontinued the origination of unsecured commercial business loans. The Bank continues to make a limited number of commercial business loans, which are secured in full by passbook and/or certificate of deposit accounts.

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

         For commercial real estate loans, Carver has established underwriting standards that require the broker or applicant to initially submit an itemized income and expense statement (loan set-up). If acceptable, a letter of intent is issued by Carver expressing an interest in the request, and such letter outlines the conditions under which Carver will process the loan request. If the applicant accepts the letter of intent, a commercial real estate loan application is provided to the applicant. Prior to submission for loan approval, the property must be visited by a commercial loan officer, who will prepare an initial property inspection report. As part of the loan approval process, consideration is given to the appraisal, location, accessibility, stability of neighborhood, environmental assessment, personal credit history of the applicant(s), and financial capacity.

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

         The Board of Directors has the overall responsibility and authority for general supervision of Carver's loan policies. The Board has established written lending policies for the Bank. The Bank's Chief Lending Officer has authority to approve all consumer loans below $50,000, the President has authority to approve such loans below $100,000, and the executive committee of the Board of Directors must approve loans at or above $100,000. All mortgage loans that conform to FANNIE MAE standards and limits can be approved by the Chief Lending Officer. The Management Loan Committee composed of the President, the Chief Lending Officer and the Acting Chief Financial Officer, approves non-conforming loans up to $750,000. Loans above $750,000 must be approved by the executive committee of the Board of Directors, and loans above $1.0 million must be approved by the full Board of Directors. It has been management's experience that substantially all approved loans are funded. During the period from January 25, 1999 to June 1, 1999, the Company's Operating Committee assumed the responsibilities of the President and certain responsibilities of the executive committee.

         Originations and Sales of Loans. Originations of one- to four-family real estate loans are generally within the New York City metropolitan area, although Carver does occasionally fund loans in other areas. All such loans, however, satisfy the Company's underwriting criteria regardless of location. In fiscal 1999, Carver continued its increased emphasis on multi-family and non-residential lending. The Bank continues to offer one-to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either Fannie Mae or SONYMA to ensure subsequent sale in the secondary market as required to manage interest rate risk exposure.

         Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of a savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 1999, the Bank had no lending relationships in excess of the OTS loans-to-one-borrower limits.

         Purchases of Loans. To supplement its origination of one- to four-family first mortgage loans and consistent with its business strategy, during fiscal 1999, Carver purchased a total of $55.8 million performing one- to four-family adjustable rate mortgage loans which represented 20.12% of Carver's gross loan portfolio at March 31, 1999. The Company purchases loans in order to increase interest income and to manage its interest rate risk. The $55.8 million in performing one- to four-family adjustable rate mortgages purchased during the fiscal year consist of $20.5 million 3/1Year ARMs and $35.3 million 5/1Year ARMs. The Company also purchased approximately $500,000 in commercial real estate mortgage loans. The properties securing these loans are located in 34 states, none of which has loans secured by properties located therein in an amount in excess of 5% of Carver's total gross loan portfolio, with the exception of loans secured by properties located in California, which amount to approximately $34.6 million or 12.49% of the Company's gross loans at March 31, 1999.

         The Company plans to reduce its purchases of one- to four-family adjustable rate mortgages and increase its participation in multi-family and commercial real estate mortgage loans with New York area lenders. In addition, the Company is shifting its loan origination emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multi-family and commercial real estate mortgage loans.

            The following table sets forth certain information with respect to Carver's loan originations, purchases and sales during the periods indicated.


                               YEAR ENDED MARCH 31,
                           ---------------------------
                             1999      1998      1997
                           -------   -------   -------
                              (DOLLARS IN THOUSANDS)
Loans originated:
  One- to four-family ...  $11,487   $ 7,235   $ 8,103
  Multi-family ..........   12,013    31,248    15,138
  Nonresidential ........    6,213     3,300    16,855
  Construction ..........    6,016     4,226    11,207
  Consumer ..............    3,801     8,999     4,775
                           -------   -------   -------
  Total loans originated.  $39,530   $55,008   $56,078
                           =======   =======   =======
Loans purchased(1) ......  $55,842   $80,175   $83,026
                           =======   =======   =======
Loans sold(2) ...........  $   107   $ 1,459   $    --
                           =======   =======   =======

(1) Comprised primarily of one- to four-family mortgage loans and a non-residential mortgage loan, all purchased with servicing retained.

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

         In an effort to reduce these risks, with its existing personnel and through the use of a quality control/loan review firm, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank although specific rates and terms may differ from those offered by the Bank. A Company officer monitors the inspection and confirms the review of each purchased loan. The Company is dependent on the seller or originator of the loans for ongoing collection efforts and collateral review. Carver also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within ninety (90) days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

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

         Loan Maturity Schedule. The following table sets forth information at March 31, 1999 regarding the dollar amount of loans maturing in Carver's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver's actual repayment experience to differ from that shown below.

                            DUE DURING THE YEAR ENDING      DUE AFTER        DUE AFTER       DUE AFTER
                                     MARCH 31,              3 THROUGH        5 THROUGH      10 THROUGH      DUE AFTER 20
                          ------------------------------   5 YEARS AFTER   10 YEARS AFTER  20 YEARS AFTER    YEARS AFTER
                            2000       2001       2002     MARCH 31, 1999  MARCH 31, 1999  MARCH 31, 1999  MARCH 31, 1999    TOTAL
                          --------   --------   --------   --------------  --------------  --------------  --------------  --------
                                                                      (DOLLARS IN THOUSANDS)
Real Estate loans:
   One- to four-family .  $  9,476   $    459   $    270      $  4,794       $  5,109         $  2,428        $158,784     $181,320
   Multi-family ........       326      1,949      6,677        20,348          1,996           12,189           8,880       52,365
   Nonresidential ......     2,840        289        748         5,119          5,703            6,525           1,868       23,092
   Construction ........    11,047         --         --            --             --               --              --       11,047
Consumer and commercial
   business loans:
   Savings accounts(1) .       376         --         --            --             --               --              --          376
   Student .............        --         --         --           147             --               --              --          147
   Other ...............     1,249      1,021      1,025         3,230          2,402               --              --        8,927
                          --------   --------   --------      --------       --------         --------        --------     --------
      Total ............  $ 25,314   $  3,718   $  8,720      $ 33,638       $ 15,210         $ 21,142        $169,532     $277,274
                          ========   ========   ========      ========       ========         ========        ========     ========

(1)      Loan secured by passbook accounts and certificates of deposit.

         The following table sets forth, at March 31, 1999, the dollar amount of loans maturing subsequent to the year ending March 31, 2000 which have predetermined interest rates and floating or adjustable interest rates.


                                          PREDETERMINED    FLOATING OR
                                              RATE       ADJUSTABLE RATES    TOTAL
                                          -------------  ----------------  --------
                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
     One-to four-family ................    $ 27,242         $144,602      $171,844
     Multi-family ......................      45,653            6,386        52,039
     Nonresidential ....................      20,252               --        20,252
     Construction ......................          --               --            --
Consumer and commercial business loans:
     Savings accounts ..................          --               --            --
     Student ...........................         147               --           147
     Other .............................       7,548              130         7,678
                                            --------         --------      --------
         Total .........................    $100,842         $151,118      $251,960
                                            ========         ========      ========

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

ASSET QUALITY

         Non-performing Assets. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver's sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days, and a late charge is imposed, if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, Carver seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, management may pursue foreclosure or other appropriate action.

         When a borrower fails to make a payment on a consumer loan, immediately steps are taken by Carver's loan servicing department to have the delinquency cured and the loan restored to current status. With the exception for automobile loans, once the payment grace period has expired (10 days after the due date) a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If payment still has not been received, additional telephone calls are made by the 20th and 25th day of the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, a second letter goes to the borrower and the co-borrower (if any) demanding payment by a specified date and outlining the seriousness of the problem. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and the co-borrower. If the loan remains delinquent, it is reviewed for charge-off and/or placed for collection.

         If an automobile loan borrower fails to make a payment on a loan, immediate steps are taken by Carver's loan servicing department to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (10 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received the borrower is contacted by telephone, with a follow-up letter requesting payment. By the 45th day of the delinquency, if payment is not received, repossession efforts begin. Once the vehicle is repossessed, the borrower has a 30 day right of redemption. In order for the borrower to exercise this right, one of the following must occur:

                  1. The borrower must make all delinquent payments plus two additional monthly payments, coupled with repossession and storage charges. In addition, the borrower must show proof that the vehicle is fully insured and that Carver is the loss payee.

                  2. If Carver reasonably believes that something seriously affects the collectability of the monies owed under the installment loan note and the security agreement or the value of the collateral, the full unpaid balance plus accrued interest, late charges and other fees become immediately payable in order for the vehicle to be released to the borrower.

         The following table sets forth information with respect to Carver's non-performing assets at the dates indicated. Loans generally are placed on non-accrual status when they become 90 days delinquent.

                                                                                     AT MARCH 31,
                                                             --------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                             ------        ------        ------        ------        ------
                                                                                 (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis(1)
     Real estate
         One- to four- family .............................  $  392        $1,134        $1,791        $  672        $  520
         Multi-family .....................................   1,051           258            --           478            --
         Nonresidential ...................................      --            --           284           284           339
         Construction .....................................     560         3,089           954           521           521
         Consumer and commercial ..........................     414         1,087           256            79           152
                                                             ------        ------        ------        ------        ------
              Total .......................................  $2,417        $5,568        $3,285        $2,034        $1,532
                                                             ======        ======        ======        ======        ======

Accruing loans contractually past due 90 days or more:
     Real Estate
         One- to four-family ..............................     568         1,049           279             4            --
         Multi-family .....................................     804            --           373            55            --
         Nonresidential ...................................      --            --            --           217            --
         Construction .....................................     530            --         2,069           611            --
         Consumer and commercial ..........................     183           226           400           334           208
                                                             ------        ------        ------        ------        ------
              Total .......................................  $2,085        $1,275        $3,121        $1,221        $  208
                                                             ======        ======        ======        ======        ------
Total of non-accrual and accruing 90 day
      past due loans ......................................  $4,502        $6,843        $6,406        $3,255        $1,740
                                                             ------        ------        ------        ------        ------

Other non-performing assets (2):
     Real estate:
         One- to four-family ..............................     185            82            82           285           273
         Multi-family .....................................      --            --            --            --            --
         Consumer .........................................      99            --            --            --            --
         Nonresidential ...................................      --            --            --            29            29
                                                             ------        ------        ------        ------        ------
              Total other non-performing assets ...........     284            82            82           314           302
                                                             ------        ------        ------        ------        ------
              Total non-performing assets .................  $4,786        $6,925        $6,488        $3,569        $2,042
                                                             ======        ======        ======        ======        ======

Non-performing assets to total loans (3) ..................    1.66%         2.47%         3.28%         4.32%         4.21%
Non-performing assets to total assets .....................    1.15%         1.58%         1.53%         0.97%         0.56%

Troubled debt restructurings (4):
     Real estate
         Multi-family and commercial ......................  $   --        $  807        $  413        $   --        $1,468
                                                             ======        ======        ======        ======        ======

(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may be designated as an accruing loan that is contractually past due 90 days or more or if in the opinion of management, the collection of additional interest is doubtful, the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 1999, gross interest income of $419,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the year if the loans had been current throughout the year. Instead, interest on such loans included in income during the period amounted to $107,000.

(2) Other non-performing assets represents property acquired by the Company in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(3) Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

(4) Troubled debt restructurings, as defined under Statement of Financial Accounting Standards ("SFAS") No. 15, are loans where the creditor has, for economic or legal reasons, granted concessions to the debtor that the creditor would not otherwise consider. At March 31, 1999, Carver had no restructured loans.

         At March 31, 1999 non-performing assets decreased by $2.1 million or 30.89% to $4.8 million compared to $6.9 million at March 31, 1998.

         The decrease in non-performing assets reflects a decrease in loans accounted for on a non-accrual basis, offset in part by an increase in accruing loans past due 90 days or more and other non-performing assets.

         Loans accounted for on a non-accrual basis decreased $3.2 million or 56.59% to $2.4 million at March 31, 1999, compared to $5.6 million at March 31, 1998. The decrease primarily reflects a decrease in one- to four-family, construction, consumer and commercial loans, accounted for on a non-accrual basis, offset in part by an increase in multi-family loans accounted for on the same basis.

         Accruing loans contractually past due 90 days or more increased $810,000 or 63.53% to $2.1 million at March 31, 1999, compared to $1.3 million at March 31, 1998. The increase primarily reflects increases in multi-family and construction loans, accounted for as accruing 90 days past due, offset by decreases in one- to four-family, consumer and commercial loans accounted for on the same basis.

         Other non-performing assets increased $202,000 or 246.34% to $284,000 at March 31, 1999, compared to $82,000 at March 31, 1998. The increase primarily reflects the repossession of automobiles and real estate in connection with non-performing loans. See "Lending Activities--General."

         During fiscal 1999, the Company established an allowance of $709,000 for consumer loans and charged off approximately $3.4 in non-performing loans. At March 31, 1999 the Bank maintained a $109,000 specific allowance in connection with credit card lines. The Company has instituted a reorganization of its consumer lending activities. See "-- Subsidiary Activities."

         Carver serves as the lead lender for a construction loan for the development of 22 two-family units of affordable housing. The project is being developed under a New York City new homes program. The total development cost of the project is $4.8 million. The project has received a substantial subsidy from state and local housing agencies. The construction loan for the project is $2.9 million. The Bank originally held a participation interest in the construction loan of $1.7 million (60%), which has been paid down to $452,000, and sold a non-recourse participation interest in the loan of $1.2 million (40%) to another New York area lender which had been paid down to $93,000. At March 31, 1999, the loan was classified as non accruing reflecting certain delays in connection with the completion of the project. At March 31, 1999, construction on the project was complete and 16 homes had been delivered to buyers. The six remaining homes were under contract of sale to prospective homeowners.

         Alhambra Holding Corp. In 1991, Carver purchased an $893,000 participation in a $2.4 million loan to finance the first construction phase of a project to renovate a historic theater located in the New York City borough of Manhattan, the Alhambra Building, into office space. The first phase of the project went into receivership with the FDIC and the borrower declared bankruptcy and the rents were being paid into the bankruptcy court. These events contributed to Carver writing down the outstanding loan balance of the participation to $413,000. During fiscal 1997, Carver negotiated the purchase of the FDIC's interest in the loan for $395,000. At March 31, 1998, the Bank held 100% interest in the original loan of $2.4 million carried on the books at $807,000 and the Company was involved in legal action to vacate the stay placed by the bankruptcy court on the collateral in order to proceed with legal recourse.

         In December of 1998, in connection with a court approved bankruptcy plan, the loan asset was transferred by the Bank to the Company. The Company contributed $600,000 in cash and the loan asset into a newly formed wholly owned subsidiary, Alhambra Holding Corp. ("Alhambra Holding"). Alhambra Holding used the cash and the loan to acquire 80% of the common stock and approximately $1.4 million or 100% of the preferred stock of Alhambra Realty Corp. ("Alhambra Realty"). As of December 31, 1998, Alhambra Realty purchased the property, holds title to the Alhambra Building and was authorized to receive rental payments. Carver is currently examining various options with respect to the property owned by Alhambra Realty. These options include, but are not limited to, completing the development of the property and leasing the unoccupied space or conducting a sale of the property.

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

         At March 31, 1999, Carver Federal had $528,000 of assets classified as substandard (including $185,000 of real estate acquired in settlement of loans), $571,000 of assets classified as doubtful, and $581,000 of assets classified as loss. The aggregate of the aforementioned classifications and designations totaled $1.7 million, which represented 0.24% of the Bank's total assets and 5.43% of the Bank's tangible regulatory capital at March 31, 1999.

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

         Carver's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. Management conducts quarterly reviews of the Bank's loans and evaluates the need to establish general and specific allowances on the basis of this review. In addition, management actively monitors Carver's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         Carver reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan processing structure that relies upon an outside servicer, which generates a monthly report of delinquent loans. The Board of Directors of the Bank has designated the Internal Auditor and the Internal Asset Review Committee to perform quarterly reviews of the Bank's asset quality and their report is submitted to the Board for review and approval prior to implementation of any classification. In originating loans, Carver recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Company's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver as a result of its purchased loans in such states. See "Purchases of Loans". Carver increases its allowance for loan losses by charging provisions for possible losses against the Company's income. General allowances are established by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Bank's loans taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. At the date of foreclosure or other repossession or at the date the Company determines a property is an impaired property, the Company transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. At March 31, 1999, the Bank held $185,000, net of loss allowance, in real estate acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. See
Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of Carver's allowance for loan losses for the periods indicated.

                                                                                YEAR ENDED MARCH 31,
                                                        --------------------------------------------------------------------
                                                          1999           1998           1997           1996            1995
                                                        -------        -------        -------        -------         -------
                                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period .......................  $ 3,138        $ 2,246        $ 1,206        $ 1,075         $ 1,268
Loans charged-off(1)
Real estate
   One- to four-family ...............................       --             --             --             --              43
   Multi-family ......................................       --             --             --             --              --
   Commercial ........................................       --             --            624             --             481
   Consumer ..........................................    3,431            367             75             --               3
                                                        -------        -------        -------        -------         -------
      Total charge-offs ..............................    3,431            367            699             --             527
                                                        -------        -------        -------        -------         -------
Recoveries:
   Construction ......................................       45             --             50             19              --
   Consumer loans ....................................       37             --             --             --              --
                                                        -------        -------        -------        -------         -------
   Total Recoveries ..................................       82             --             50             19              --
                                                        -------        -------        -------        -------         -------
Net loans charged-off/(Recoveries) ...................    3,349            367            649            (19)            527
                                                        -------        -------        -------        -------         -------
   Provision for losses ..............................    4,231          1,259          1,689            150             334
                                                        -------        -------        -------        -------         -------
   Balance at end of period ..........................  $ 4,020        $ 3,138        $ 2,246        $ 1,206         $ 1,075
                                                        =======        =======        =======        =======         =======
   Ratio of net charge-offs to average loans
   outstanding .......................................     1.27%          0.15%          0.69%           --%            1.06%
   Ratio of allowance to total loans .................     1.48%          1.11%          1.09%          1.42%           2.10%
   Ratio of allowance to non-performing loans (2) ....    85.60%         45.30%         35.06%         37.05%          61.79%

(1) Loans are charged-off when management determines that they are uncollectible.

(2) Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

         The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           AT MARCH 31,
                                --------------------------------------------------------------------------------------------------
                                       1999                1998                1997                1996                1995
                                ------------------  ------------------  ------------------  ------------------  ------------------
                                        PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF
                                         LOANS IN            LOANS IN            LOANS IN            LOANS IN            LOANS IN
                                           EACH                EACH                EACH                EACH                EACH
                                         CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                         TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                                AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                                ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Loans:
   Real estate
      One-to four-family .....  $  957     23.81%   $1,691    53.91%    $1,065    47.40%    $  165    69.23%    $  165    64.80%
      Multi-family ...........     902     22.44       400    12.75        264    11.76         75     2.94         75     4.23
      Nonresidential .........     251      6.24       111     3.54        414    18.44        616    13.18        616    16.90
      Construction ...........     424     10.55       340    10.84        212     9.44         15     8.24         15     6.20
Consumer, commercial
   and other .................   1,486     36.96       596    18.97        291    12.96        335     6.41        204     7.87
                                ------    ------    ------   -------    ------   -------    ------   -------    ------   -------
Total allowance for
   loan losses ...............  $4,020    100.00    $3,138   100.00%    $2,246   100.00%    $1,206   100.00%    $1,075   100.00%
                                ======    ======    ======   =======    ======   =======    ======   =======    ======   =======

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

         Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. Because Carver receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation and Supervision--Regulation of Federal Savings Associations--QTL" and "Federal and State Taxation."

         The Bank seeks to avoid interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 1999 constituted $38.6 million or 57.97% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

         The increased effort by Carver, since fiscal 1997, to originate and purchase loans has shifted the emphasis away from the use of mortgage-backed securities as the Company's primary interest earning asset. Over the last fiscal year repayments received from mortgage-backed securities have been reinvested in residential mortgage loans. This has resulted in a significant decrease in Carver's investment in mortgage-backed securities and a reduction in the percentage of mortgage-backed securities to total assets. At March 31, 1999, mortgage-backed securities constituted 15.99% of total assets, as compared to 27.32% at March 31, 1998, and 46.42% at March 31, 1997.

         The following table sets forth the carrying value of Carver's investments at the dates indicated.

                                                        YEAR ENDED MARCH 31,
                                                  --------------------------------
                                                    1999        1998        1997
                                                  --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
HELD TO MATURITY
     GNMA ......................................  $  7,631    $  8,855    $ 11,689
     FANNIE MAE ................................    29,718      36,685      41,344
     FHLMC .....................................    24,636      35,901      44,890
     SBA .......................................     1,325       1,770       2,249
     CMO:
         RTC ...................................     2,282       6,565       8,354
         FHLMC .................................       647       1,340       1,690
         Other .................................       345          --         637
                                                  --------    --------    --------
              Total CMOs .......................     3,274       7,905      10,681
                                                  --------    --------    --------
                  Total Held to Maturity .......    66,584      91,116     110,853
                                                  --------    --------    --------
AVAILABLE-FOR-SALE:
     GNMA ......................................  $     --    $ 15,192    $ 16,907
     FANNIE MAE ................................        --       8,541       9,176
     FHLMC .....................................        --       4,674       6,622
                                                  --------    --------    --------
         Total Available-for-Sale ..............        --      28,407      32,705
                                                  --------    --------    --------
              Total Mortgage-Backed Securities .  $ 66,584    $119,523    $143,558
                                                  ========    ========    ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's mortgage-backed securities at March 31, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                       ONE TO FIVE YEARS   FIVE TO TEN YEARS   MORE THAN TEN YEARS   TOTAL MORTGAGE-BACKED SECURITIES
                       -----------------   -----------------   -------------------   --------------------------------
                       CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING    AVERAGE   CARRYING      MARKET     AVERAGE
                        VALUE     YIELD     VALUE     YIELD     VALUE       YIELD     VALUE         VALUE      YIELD
                       --------  -------   --------  -------   --------    -------   --------      -------    -------
                                                             (DOLLARS IN THOUSANDS)
GMNA ...............   $     --       --%  $     --       --%  $  7,631       6.73%  $  7,631      $ 7,686       6.73%
Fannie Mae .........         --       --      3,067     6.54     26,651       6.17     29,718       29,578       6.21
FHLMC ..............         --       --      1,138     7.03     23,498       6.00     24,636       23,864       6.05
SBA ................         --       --         --       --      1,325       5.89      1,325        1,330       5.89
CMO:
   RTC .............         --       --         --       --      2,282       4.64      2,282        2,246       4.64
   FHLMC ...........        647     5.17         --       --         --         --        647          645       5.17
   Other ...........         --       --         --       --        345       6.63        345          345       6.63
                       --------            --------            --------              --------      -------
      TOTAL ........   $    647            $  4,205            $ 61,732              $ 66,584      $65,694
                       ========            ========            ========              ========      =======

INVESTMENT ACTIVITIES

         Carver is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. For additional information, see "Regulation and Supervision--Regulation of Federal Savings Associations--Liquidity."

                                                                                      AT MARCH 31,
                                                                              ---------------------------
                                                                                1999      1998      1997
                                                                              -------   -------   -------
                                                                                    (IN THOUSANDS)
HELD TO MATURITY:
Debt securities:
   U.S. government and agency securities ................................     $    --   $    --   $ 1,675
Other investments
   FHLB stock ...........................................................       5,755     5,755     5,535
                                                                              -------   -------   -------
        Total held to maturity ..........................................       5,755     5,755     7,210
                                                                              -------   -------   -------
AVAILABLE FOR SALE:
Equity securities:
   Capstone government investment fund ..................................          --        --    49,008
   Asset management fund adjustable-rate
        mortgage portfolio share funds ..................................          --        --       100
   Common and preferred stocks ..........................................          --        --     2,050
Other investments:
   Federal funds sold ...................................................      10,200     3,000        --
   U.S. government and agency securities ................................      29,918        --        --
                                                                              -------   -------   -------
        Total available for sale ........................................      40,118     3,000    51,158
                                                                              -------   -------   -------
            Total investment securities .................................     $45,873   $ 8,755   $58,368
                                                                              =======   =======   =======

(1) Equity securities were classified as available-for-sale at March 31, 1999, 1998 and 1997.

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's investments at March 31, 1999.

                                  ONE YEAR OR LESS      ONE TO FIVE YEARS       TOTAL OTHER INVESTMENTS
                                 ------------------     -----------------     -----------------------------
                                 CARRYING   AVERAGE     CARRYING  AVERAGE     CARRYING     MARKET   AVERAGE
                                  VALUE      YIELD       VALUE     YIELD       VALUE       VALUE     YIELD
                                 --------   -------     --------  -------     --------    --------  -------
                                                           (DOLLARS IN THOUSANDS)
U.S. government and
   Agency securities .........   $ 29,918      4.80%    $     --       --%    $ 29,918    $ 30,039     4.80%
Federal funds sold ...........     10,200      5.00           --       --       10,200      10,200     5.00
Equity securities ............         --        --           --       --           --          --       --
Common and preferred stock ...         --        --           --       --           --          --       --
FHLB stock ...................      5,755      7.05           --       --        5,755       5,755     7.05
                                 --------               --------              --------    --------
Total investments ............   $ 45,873               $     --              $ 45,873    $ 45,994
                                 ========               ========              ========    ========

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

         Deposits. Carver attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver also offers Individual Retirement Accounts. Carver's policies are designed primarily to attract deposits from local residents through the Company's branch network rather than from outside the Company's market area. Carver also holds deposits from various governmental agencies or authorities. Carver does not accept deposits from brokers. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Company's funds acquisition and liquidity requirements, the rates paid by the Company's competitors, the Company's growth goals and applicable regulatory restrictions and requirements.

         The following table sets forth deposit categories, weighted average interest rate, minimum terms, minimum balance, aggregate balance and percentage of total deposits for Carver's deposits at March 31, 1999.

   WEIGHTED                                                                             PERCENTAGE
   AVERAGE       MINIMUM                                      MINIMUM      AGGREGATE     OF TOTAL
INTEREST RATE     TERM              CATEGORY                  BALANCE       BALANCE      DEPOSITS
-------------  ------------  -----------------------------   --------      ---------    ---------
                                                                        (IN THOUSANDS)
    2.23%      None          NOW accounts                    $    500      $ 16,102         5.81%
    2.50       None          Savings and club                     300       143,795        51.91
    3.22       None          Money market savings accounts        500        20,932         7.56
      --       None          Other demand accounts                500        10,609         3.83
                                                                           --------     --------
                             Total Savings accounts                         191,438        69.11
                                                                           --------     --------
                             Certificates of Deposit
                             -----------------------------
    3.84       91 days       Fixed-term, fixed rate             2,500         2,937         1.06
    3.92       182-365 days  Fixed-term, fixed rate             2,500        15,097         5.45
    4.45       1-2 years     Fixed-term, fixed rate             1,000        26,403         9.53
    4.60       2-3 years     Fixed-term, fixed rate             1,000         4,540         1.64
    4.73       3-4 years     Fixed-term, fixed rate             1,000         7,261         2.62
    4.93       4-5 years     Fixed-term, fixed rate             1,000         2,935         1.06
    4.79       5-7 years     Fixed-term, fixed rate               500        21,604         7.80
    4.14       30 days       Negotiable                        80,000         4,784         1.73
                                                                           --------     --------
                             Total Certificates of Deposit                   85,561        30.89
                                                                           --------     --------
                             Total Deposits                                $276,999       100.00%
                                                                           ========     ========

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver between the dates indicated.

                                    BALANCE AT  PERCENTAGE              BALANCE AT  PERCENTAGE              BALANCE AT  PERCENTAGE
                                     MARCH 31,   OF TOTAL    INCREASE    MARCH 31,   OF TOTAL    INCREASE    MARCH 31,   OF TOTAL
                                       1999      DEPOSITS   (DECREASE)     1998      DEPOSITS   (DECREASE)     1997      DEPOSITS
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Savings and club ................   $  143,795    51.91%     $ (1,653)  $  145,448    52.91%     $  2,495   $  142,953     53.65%
Money market savings ............       20,932     7.56          (564)      21,496     7.82           418       21,078      7.91
NOW and demand accounts .........       26,711     9.64        (2,206)      28,917    10.52         2,662       26,255      9.85
Certificates of deposit .........       85,561    30.89         6,528       79,033    28.75         2,848       76,185     28.59
                                    ----------   ------      --------   ----------   ------      --------   ----------    ------
      Total deposits ............   $  276,999   100.00%     $  2,105   $  274,894   100.00%     $  8,423   $  266,471    100.00%
                                    ==========   ======      ========   ==========   ======      ========   ==========    ======

         The following table sets forth the average balances and interest rates based on month end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                             YEAR ENDED MARCH 31,
                                       --------------------------------------------------------------
                                               1999                  1998                 1997
                                       --------------------------------------------------------------
                                        AVERAGE    AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE
                                        BALANCE     RATE      BALANCE     RATE     BALANCE     RATE
                                       ---------   -------   ---------   -------  ---------   -------
                                                            (DOLLARS IN THOUSANDS)
Non-interest-bearing demand ........   $   9,670    0.00%    $   8,625    0.00%   $   4,774    0.00%
Savings and club ...................     144,990    2.49       144,466    2.49      142,410    2.49
Certificates .......................      80,897    4.81        76,990    5.13       74,583    5.15
Money market savings accounts ......      21,541    2.85        21,514    3.22       20,398    3.23
NOW accounts .......................      18,789    1.67        18,725    1.89       19,909    1.56
                                       ---------             ---------            ---------
     Total .........................   $ 275,887             $ 270,320            $ 262,074
                                       =========             =========            =========

         The following table sets forth time deposits in specified weighted average interest rate categories as of the dates indicated.

                             AT MARCH 31,
                    ------------------------------
                      1999       1998       1997
                    --------   --------   --------
                         (DOLLARS IN THOUSANDS)
2%-3.99% ........   $ 18,034   $     --   $      1
4%-5.99% ........     67,527     78,958     61,674
6%-7.99% ........         --         75     14,510
8%-9.99% ........         --         --         --
                    --------   --------   --------
   Total ........   $ 85,561   $ 79,033   $ 76,185
                    ========   ========   ========

         The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 1999.

                                             AMOUNT DUE
                    -------------------------------------------------------------
                    LESS THAN                                AFTER
RATE                ONE YEAR     1-2 YEARS    2-3 YEARS     3 YEARS       TOTAL
                    ---------    ---------    ---------    ---------    ---------
                                       (DOLLARS IN THOUSANDS)
2% - 3.99% ......   $  18,034    $      --    $      --    $      --    $  18,034
4% - 5.99% ......          --       26,403        4,540       36,584       67,527
6% - 7.99% ......          --           --           --           --           --
                    ---------    ---------    ---------    ---------    ---------
     Total ......   $  18,034    $  26,403    $   4,540    $  36,584    $  85,561
                    =========    =========    =========    =========    =========

         The following table indicates the amount of Carver's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1999.

                                      CERTIFICATES OF
MATURITY PERIOD                          DEPOSITS
---------------------------------     ---------------
                                       (IN THOUSANDS)
Three months or less ...........         $     --
Three through six months .......            1,816
Six through 12 months ..........            2,515
Over 12 months .................           11,584
                                         --------
   Total .......................         $ 15,915
                                         ========

         The following table sets forth Carver's deposit reconciliation for the periods indicated.

                                                          YEAR ENDED MARCH 31,
                                                  ----------------------------------
                                                     1999        1998         1997
                                                  ---------   ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Deposits at beginning of period ............      $ 274,894   $ 266,471    $ 256,952
Net increase (decrease) before
 interest credited .........................        (6,315)        (173)       1,137
Interest credited ..........................         8,420        8,596        8,382
                                                  ---------   ---------    ---------
Deposits at end of period ..................      $ 276,999   $ 274,894    $ 266,471
                                                  =========   =========    =========

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

         One of the elements of Carver's investment strategy is to leverage the balance sheet by increasing liabilities with advances and Repos and investing borrowed funds into adjustable rate mortgage loans. The Bank seeks to match as closely as possible the term of borrowing with the repricing cycle of the mortgage loans on the balance sheet. During fiscal 1999, the Bank shifted from Repos to FHLB Advances to take advantage of the more attractive terms available on FHLB Advances. At March 31, 1999, Carver had $65.7 million in FHLB Advances and $35.3 million in securities sold under agreements to repurchase outstanding.

         The following table sets forth certain information regarding Carver's short-term borrowing at the dates and for the periods indicated:

                                                                              AT OR FOR THE
                                                                           YEAR ENDED MARCH 31,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                     --------    --------    --------
                                                                           (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
     FHLB advances ..............................................    $ 65,708    $ 36,742    $ 45,400
     Securities sold under agreements to repurchase .............      35,337      87,020      74,335
Weighted average rate paid at period end:
     FHLB advances ..............................................        5.46%       5.82%       6.93%
     Securities sold under agreements to repurchase .............        5.52%       5.85%       5.67%
Maximum amount of borrowing outstanding at any month end:
     FHLB advances ..............................................    $ 65,723    $ 39,744    $ 45,400
     Securities sold under agreements to repurchase .............      85,720      87,020      74,335
Approximate average amounts outstanding for period:
     FHLB advances ..............................................    $ 47,393    $ 31,273    $ 26,250
     Securities sold under agreements to repurchase .............      59,296      78,310      42,398
Approximate weighted average rate paid during period(1):
     FHLB advances ..............................................        5.66%       5.96%       6.05%
     Securities sold under agreements to repurchase .............        5.74%       5.79%       5.61%

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

SUBSIDIARY ACTIVITIES

         Carver Bancorp, Inc. is the parent of two wholly owned subsidiaries, Carver Federal and Alhambra Holding Corp. ("Alhambra"). For a description of Alhambra, see "Asset Quality--Non-performing Assets."

         As a federally chartered savings institution, Carver Federal is permitted to invest up to 2% of its assets in subsidiary service corporations plus an additional 1% in subsidiaries engaged in specified community purposes. At March 31, 1999, the net book value of the Bank's service corporations investments was $445,237 which includes Carver's investment in a captive insurance corporation.

         Carver Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly. On March 8, 1995, the Bank formed CFSB Realty Corp. as a wholly-owned subsidiary which holds real estate acquired through foreclosure pending eventual disposition. At March 31, 1999, this subsidiary had $319,374 in total capital and net operating expenses of $2,080.

         On September 19, 1996, the Bank formed CFSB Credit Corp., ("CCC") as a wholly-owned subsidiary to undertake Carver's credit card issuance. CCC is currently inactive and its operations have been consolidated into the Bank's activities. During the fourth quarter of fiscal 1997, the Bank transferred all consumer lending activities to CCC. During the fourth quarter of fiscal 1998, in response to delinquencies in the credit card portfolio the Board of Directors resolved to discontinue the direct issuance of unsecured credit cards and limited the issuance of secured credit cards to existing Bank customers.

MARKET AREA AND COMPETITION

         General. The Company's primary market area for deposits consists of the areas served by its seven branches and the Bank considers its lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and Lower Westchester and Nassau Counties, New York. The

Company has entered into an agreement to sell its branch located in Nassau County, New York. See "--Branch Sale Agreement."

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

         Branch Sale Agreement. On January 28, 1998, the Company announced that it had entered into a definitive agreement to sell the Bank's branch office located in Roosevelt, New York to City National Bank of New Jersey ("City National Bank"). The Roosevelt branch office is located in Nassau County and had deposits of approximately $8.4 million at March 31, 1999. Due to certain regulatory issues, the transaction, which was expected to close by March 31, 1998, has not yet been consummated. During May, 1999, the Company and City National Bank reopened the discussion of the transaction under similar terms and conditions as the sale agreement.

EMPLOYEES

         As of March 31, 1999, Carver had 120 full-time equivalent employees, none of whom was represented by a collective bargaining agreement.

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

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 350% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on nonconforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 1998, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $4.6 million. Due to charges taken by the Bank, during fiscal 1999, the limit on loans to one borrower was reduced to $3.9 million. At March 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $4.3 million and the second largest borrower had an aggregate balance of $3.7 million. Both of these loans were originated prior to fiscal 1999. During the third quarter of fiscal 1999, the Bank was directed by the OTS to abstain from originating new loans which individually, or in the aggregate exceed $2.0 million to one borrower. Since such notice, the Bank has not originated loans which individually, or in the aggregate exceed $2.0 million.

         QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card rights, and
(c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage backed and related securities, and consumer loans. At March 31, 1999, the Bank maintained approximately 81.99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

         Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets for those savings institutions which have been assigned a composite rating of 1 under the Uniform Financial Institutions Rating System, and 4% for all other savings institutions, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution, and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. In determining the amount of risk weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

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

         The OTS has adopted regulations to require a savings association to account for interest rate risk when determining its compliance with the risk-based capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of its total capital to account for any "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a change equal to half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

         At March 31, 1999, the Bank met each of its capital requirements. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at March 31, 1999:


                                               CAPITAL        EXCESS
                                  BANK       REQUIREMENTS     CAPITAL
                                --------     ------------     --------
                                            (IN THOUSANDS)
Tangible capital ............   $ 25,916      $  6,211        $ 19,705
Core capital ................     25,953        16,563           9,390
Risk-based capital ..........     28,580        17,083          11,497

         A reconciliation between regulatory capital and GAAP capital at March 31, 1999 in the accompanying financial statements is presented below:

                                                                        TANGIBLE     CORE       RISK BASED
                                                                         CAPITAL    CAPITAL      CAPITAL
                                                                        --------    --------    ----------
                                                                                (IN THOUSANDS)
GAAP capital ....................................................        $26,946    $ 26,946     $ 26,946
Unrealized loss on securities available-for-sale, net ...........             --          --           --
General valuation allowances ....................................             --          --        2,667
Qualifying intangible assets ....................................             --          37           37
Goodwill ........................................................         (1,030)     (1,030)      (1,030)
Excess of net deferred tax ......................................             --          --           --
Assets required to be deducted ..................................             --          --          (40)
                                                                        --------    --------     --------
Regulatory capital ..............................................        $25,916    $ 25,953     $ 28,580
                                                                        ========    ========     ========

         Limitation on Capital Distributions. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The regulations being replaced, which were effective throughout 1998, established limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cashout merger, and other distributions charged against capital. At least 30-days written notice to the OTS was required for a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions were subject to approval by the OTS. An association that had capital in excess of all fully phased in regulatory capital requirements before and after a proposed capital distribution and that was not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the

OTS, make capital distributions during a calendar year equal to the greater of
(a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by half its "surplus capital ratio" (the excess capital over its fully phased in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action."

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowing for the preceding calendar quarter or the balance of such items at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for the year ended March 31, 1999 was 16.59%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During fiscal 1999, the Bank paid an assessment of $101,000. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations will base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based of a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based of a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the new regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

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

         Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1.0 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

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

         Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "Regulation of Federal Savings Associations--Capital Requirements."

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

         Pursuant to FDICIA, the FDIC established a new risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's annual assessment rate for the first half of 1999 was .085% of deposits. The increase in the rate of assessment reflects a reduction in the Bank's OTS rating. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds for the first, second, third and fourth quarters of fiscal 1999 were 0.0622%, 0.0610%, 0.0582 and 0.0610%, respectively.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or of its advances (borrowing) from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 1999, of $5.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLB paid dividends to the Bank of $407,000 for the twelve months ended March 31, 1999 and dividends of $358,000 for the prior fiscal year. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

         Federal Reserve System. The Bank is subject to provisions of the FRA and the Federal Reserve Board's regulations pursuant to which depositary institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10%, which ratio the Federal Reserve Board may adjust between 8% and 12%. The Federal Reserve Board regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of March 31, 1996.

         Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve" i.e., its reserve as of March 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

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

STATE AND LOCAL TAXATION

         State of New York. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State tax rate for each of fiscal years 1998 and 1999 was 10.53% (including Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

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

                    EXECUTIVE OFFICERS OF THE HOLDING COMPANY

         The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company. Each of the persons listed below is an executive officer of the Holding Company and the Bank.

       NAME               AGE                   POSITION
---------------------  ---------  -------------------------------------------------
Deborah C. Wright ...      41     President and Chief Executive Officer, Director
Howard R. Dabney ....      56     Senior Vice President and Chief Lending Officer
Raymond L. Bruce ....      47     Senior Vice President, Corporate Counsel and
                                    Corporate Secretary
Walter T. Bond ......      40     Vice President and Acting Chief Financial Officer
Guy Brea ............      57     Vice President and Branch Operations Coordinator
Anthony Galleno .....      57     Vice President and Controller

         DEBORAH C. WRIGHT is currently President, Chief Executive Officer and Director of the Holding Company and the Bank, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named to the New York City Housing Authority Board, by Mayor David N. Dinkins, which manages New York City's 189,000 public housing units. She serves on the boards of the Initiative for a Competitive Inner City, The Municipal Art Society of New York, PENCIL, Inc., The Newman Real Estate Institute at Baruch College and The Center on Urban & Metropolitan Policy at the Brooking Institution. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

         HOWARD R. DABNEY is Senior Vice President and Chief Lending Officer of the Bank. Formerly, he was Vice President/Loan Officer, a position he held since joining the Bank in 1982. Mr. Dabney currently serves on the board of directors of the Latimer Wood Economic Development Corporation and on the advisory council of Howard University School of Business, Department of Business Law, Economics and Communications. He is a member of the Community Bankers Association of New York State (Mortgages and Real Estate Committee), Mortgage Bankers Association of America and Metropolitan Mortgage Officers Society of New York.

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

         ANTHONY GALLENO is Vice President and Controller. After serving 35 years in the banking business, Mr. Galleno joined the Bank in September, 1998. During his previous 35 years of service in a thrift financial environment, he served in various capacities including Senior Vice President-District Manager Community Lending (Home Savings of America, FSB), Senior Vice President-Chief Financial Officer (The Bowery Savings Bank), Vice President-Controller (The Bowery Savings Bank) and Senior Vice President-Corporate Secretary of both Home Savings of America, FSB-NY and The Bowery Savings Bank. He has served as a Board member of Home Savings of America, FSB-NY, The Bowery Savings Bank, Long Island Housing Partnership, Queens Child Guidance Center and various other organizations.

ITEM 2. PROPERTIES.

         The following table sets forth certain information regarding Carver's offices and other material properties at March 31, 1999.

                                                                 LEASE             NET BOOK
                                                    OWNED OR   EXPIRATION          VALUE AT
                                     YEAR OPENED     LEASED      DATE           MARCH 31, 1999
                                     -----------    --------   ----------       --------------
                                                                            (DOLLARS IN THOUSANDS)
MAIN OFFICE:
75 West 125th Street                    1996        Owned            --            $ 7,763
 New York, New York

BRANCH OFFICES:

2815 Atlantic Avenue                    1990        Owned            --                358
Brooklyn, New York
(East New York Office)

1281 Fulton Street                      1989        Owned            --              1,303
Brooklyn, New York
(Bedford-Stuyvesant Office)

1009-1015 Nostrand Avenue               1975        Owned            --                285
Brooklyn, New York
(Crown Heights Office)

261 8th Avenue                          1964        Leased     10/31/04                 --
New York, New York
(Chelsea Office)

115-02 Merrick Boulevard                1982        Leased     02/28/11                 --
Jamaica, New York
(St. Albans Office)

302 Nassau Road (1)                     1985        Leased     06/30/05
 Roosevelt, New York
(Roosevelt Office)                                                                 -------
      Total                                                                        $ 9,709
                                                                                 =========

(1)      See "Business--Area and Competition--Branch Sale Agreement."


      The net book value of Carver's investment in premises and equipment totaled approximately $11.9 million at March 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

           From time to time, Carver Federal is a party to various legal proceedings incident to its business. At March 31, 1999, except as set forth below, there were no legal proceedings to which the Bank or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

           On January 2, 1996, the United States District Court for the Southern District of New York dismissed the class action suit encaptioned Dougherty v. Carver Federal Savings Bank for lack of subject matter jurisdiction. The class action alleged that the offering circular, used by Carver to sell its stock in its public offering, contained material misstatements and omissions. Further, the complaint alleged that the Bank's shares were not appraised by an independent appraiser. By separate order on the same date, the court made its ruling applicable to Gomberg v. Carver Federal Savings Bank and Uminer v. Carver Federal Savings Bank, two other class actions filed in the Southern District of New York which asserted claims essentially identical to those asserted in the Dougherty suit.

           In August, 1998, the plaintiffs in each of the above mentioned cases with the consent of the defendants filed a motion with the District Court for preliminary approval of a settlement proposed by the parties. In November, 1998, Judge Mukasey of the U.S. District Court preliminarily approved the proposed settlement and scheduled a hearing on the fairness of the same for February 16, 1999. On February 16, 1999, Judge Mukasey approved the final settlement. The Company incurred a one time charge of $250,000 during the second quarter of fiscal year 1999 in connection with the settlement.

           Currently, the Bank is defending actions brought by three unrelated individuals who are alleging that the Bank and others were responsible for the injuries they suffered during the construction of the Bank's headquarters building during 1995. The cases were brought in the Supreme Court of the State of New York, County of Bronx. In the first case, Johnson v. Carver Federal Savings Bank and Norway Electric Corp., the plaintiff has requested damages of $2.0 million. The complaint was originally filed on June 26, 1995, and the case is scheduled for trial on September 21, 1999. In the second case, Galarza v. Carver Federal Savings Bank, DQS Construction & Flintlock Construction, Inc. and Flintlock Construction, Inc., the plaintiff requested damages of $3.0 million. The complaint was originally filed on September 20, 1995, and on May 28, 1999 the court granted summary judgment in favor of the plaintiff on the issue of liability. The Bank intends to appeal the judgment, and a trial to determine damages has yet to be scheduled. In the third case, Hardy v. Carver Federal Savings Bank and L. & L. Mason, Inc. and McKenzie & McKenzie Drywall, Inc., the plaintiff has requested damages of $2.0 million. The complaint was originally filed on June 26, 1995, and a trial has not yet been scheduled. The Bank has filed claims for indemnification against the general contractor responsible for the construction site in each of these cases. The Bank is contesting each of these cases vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET FOR THE COMMON STOCK

           The Common Stock is listed on the American Stock Exchange under the symbol "CNY." Prior to May 21, 1997, the Common Stock traded on the National Market of The Nasdaq Stock Market under the symbol "CARV." As of June 29, 1999, there were 2,314,275 shares of the Common Stock outstanding, held by approximately 2,706 holders of record. The following table shows the high and low per share sales prices of the Common Stock.

                        CLOSING SALES PRICE QUARTER ENDED
-------------------------------------------------------------------------------

                                     HIGH                     LOW
Year Ended March 31, 1999
      First Quarter ..........      $13 3/4                $ 13
      Second Quarter .........      $10 3/8                $  8 7/8
      Third Quarter ..........      $ 9 1/4                $  7 7/8
      Fourth Quarter .........      $10 1/4                $  7

                                     HIGH                     LOW
 Year Ended March 31, 1998
       First Quarter .........      $11 3/4                $  9 5/8
       Second Quarter ........      $12 5/8                $ 12 3/8
       Third Quarter .........      $17 5/8                $ 12 3/4
       Fourth Quarter ........      $15 1/8                $ 14 1/4



           The Board of Directors declared a cash dividend of $0.05 (five cents) per share on July 28, 1998 for stockholders of record on July 2, 1998. The Board has not determined to establish a regular dividend at this time, but will review the Company's position after each quarter for the possible declaration of additional dividends. The timing and amount of future dividends will be within the discretion of Carver's Board of Directors and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

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

ITEM 6. SELECTED FINANCIAL DATA.


                                                                        AT MARCH 31
                                          --------------------------------------------------------------------
                                            1999           1998           1997           1996           1995
                                          --------       --------       --------       --------       --------
                                                               (Dollars in thousands)
FINANCIAL CONDITION DATA:
Total amount of:
Assets ............................       $416,483       $437,458       $423,614       $367,657       $367,962
Loans, net ........................        270,522        274,954        197,918         82,608         48,460
Mortgage-backed securities ........         66,584         91,116        110,853        131,105        181,134
Investment securities .............             --             --          1,675          8,937         18,035
Securities available for sale (1) .         29,918         28,408         83,863        114,328         93,328
Excess of cost over assets acquired          1,030          1,246          1,456          1,669          1,899
Cash and cash equivalents .........         21,321         15,120          4,231         10,026         11,818
Deposits ..........................        276,999        274,894        266,471        256,952        248,446
Borrowed funds ....................        102,038        124,946        121,101         73,948         82,318
Stockholders' equity ..............         31,175         35,534         33,984         34,765         34,801
NUMBER OF:
Deposit accounts ..................         58,113         51,550         49,142         45,815         44,324
Offices ...........................              7              7              7              8              8


                                                                          YEAR ENDED AT MARCH 31
                                                 --------------------------------------------------------------------------
                                                     1999             1998           1997            1996           1995
                                                 -----------      ----------     -----------      ----------     ----------
                                                                     (Dollars in thousands except per share data)
OPERATING DATA:
Interest income ............................     $    28,473      $   27,828     $    22,847      $   23,529     $   19,750
Interest expense ...........................          14,815          15,019          12,483          13,594         10,532
                                                 -----------      ----------     -----------      ----------     ----------
Net interest income ........................          13,658          12,809          10,364           9,935          9,218
Provision for loan losses ..................           4,029           1,260           1,690             131            334
                                                 -----------      ----------     -----------      ----------     ----------

Net interest income after provision for loan           9,629          11,549           8,764           9,804          8,884
  losses ...................................     -----------      ----------     -----------      ----------     ----------

Non-interest income:
Gain (loss) on sales of asset ..............               4             188            (927)             --             --
Other ......................................           2,378           2,163           1,040             608            576
                                                 -----------      ----------     -----------      ----------     ----------
Total non-interest income ..................           2,382           2,351             113             608            576
                                                 -----------      ----------     -----------      ----------     ----------
Non-interest expenses:
Loss on sale of foreclosed real estate .....              --              --              38              77             34
Other ......................................          17,963          11,651          11,764           8,976          7,907
                                                 -----------      ----------     -----------      ----------     ----------
Total non-interest expense .................          17,963          11,651          11,802           9,053          7,941
                                                 -----------      ----------     -----------      ----------     ----------
Income (loss) before income taxes ..........          (5,952)          2,249          (3,015)          1,359          1,519
                                                 -----------      ----------     -----------      ----------     ----------
Income taxes (benefit) .....................          (1,499)          1,203          (1,275)            606            674
                                                 -----------      ----------     -----------      ----------     ----------
Net income (loss) ..........................     $    (4,453)     $    1,046     $    (1,740)     $      753     $      845
                                                 ===========      ==========     ===========      ==========     ==========
Net (loss) income per common share .........     $     (2.02)     $     0.48     $     (0.80)     $     0.35     $     0.40(1)
Weighted average number of common shares
   outstanding .............................       2,206,133       2,187,619       2,156,346       2,169,276      2,136,615

---------------------

(1) Historical net income per common share for fiscal 1995 is based on net income from October 24, 1994 (the date of the Bank's conversion to stock form) to March 31, 1995 was $0.17.


                                                                          AT OR FOR THE YEAR ENDED MARCH 31,
                                                        --------------------------------------------------------------------

                                                            1999            1998         1997           1996         1995
                                                        ------------    ----------     ---------     ----------     -------
KEY OPERATING RATIOS:
Return on average assets (1) (2) ....................        (1.05)%         0.25%       (0.47)%         0.21%        0.25%
Return on average equity (2)(3) .....................       (12.70)          3.00        (5.00)          2.16         3.61
Interest rate spread (4) ............................         3.36           3.14         2.90           2.57         2.74
Net interest margin (5) .............................         3.47           3.27         3.04           2.85         2.91
Operating expenses to average assets (2)(6) .........         4.22           2.80         3.22           2.48         2.38
Equity-to-assets (7) ................................         7.49           8.12         8.03           9.45         9.46
Efficiency Ratio (2)(8) .............................       111.98          76.85       112.65          85.87        81.08
Average interest-earning assets to average
   Interest-bearing liabilities .....................        1.04x          1.03x        1.04x          1.07x        1.05x
ASSET QUALITY RATIOS:
Non performing assets to total assets (9) ...........         1.15%          1.58%        1.53%          0.97%        0.56%
Non performing assets to total loans (9) ............         1.66           2.47         3.28           4.32         4.21
Allowance for loan losses to total loans ............         1.48           1.11         1.09           1.42         2.10
Allowance for loan losses to non-performing loans (9)        85.60          45.30        35.06          37.05        61.79
Net loan charge-offs to average loans outstanding ...         1.27           0.15         0.69             --         1.06

---------------------

(1)      Net income divided by average total assets.

(2) Excluding non-recurring items amounting to $7.8 million, the return on average assets, return on average equity, operating expenses to average assets and operating income to operating expenses for the fiscal year ended March 31, 1999 were 0.24%, 2.85%, 2.98% and 78.94%, respectively.

         Excluding an assessment to recapitalize the Saving Association Insurance Fund of $1.6 million, the return on average assets, return on average equity, operating expenses to average assets and operating income to operating expenses for the fiscal year ended March 31, 1997 were (0.022%), (2.29%), 2.77% and 97.07%, respectively.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           Carver's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. In addition, net income is affected by the level of provision for loan losses, as well as non-interest income and operating expenses.

           The operations of the Bank are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings.

           During the third quarter of the year ended March 31, 1999 ("fiscal 1999"), the Company incurred one-time pre-tax charges of $7.8 million due to reconciliation adjustments related to the conversion of the Company's data processing operations and consultant fees related to post conversion assignments combined with a special provision for loan losses and other charges. During the fourth quarter of fiscal 1999, the Company recovered approximately $750,000 of the write-off. At March 31, 1999, all such unreconciled differences had been cleared. See "Comparison of Results of Operations for years ended March 31, 1999 and 1998--Provisions for Loan Losses and Non-Interest Expense."

RESTRUCTURING OF BALANCE SHEET

           In December, 1996 the Board of Directors designed a strategy to reallocate the Company's assets by shifting assets out of securities and into loans. During the first quarter of the year ended March 31, 1998 ("fiscal 1998"), the Company completed the reallocation. During fiscal 1999, the Company continued to follow the strategy to maintain its percentage of loans to total assets. The Company continues to focus on increasing loans as a percentage of total assets and is shifting its emphasis from the origination of one- to four-family mortgages to the origination of multi-family and commercial real estate mortgage loans.

DEPOSIT INSURANCE ASSESSMENT

           During the second quarter of the year ended March 31, 1997 ("fiscal 1997"), Carver paid a one time pre-tax assessment of $1.6 million for recapitalization of the Savings Association Insurance Fund ("SAIF") pursuant to legislation which was enacted in September, 1996. The reduced deposit insurance assessment rates that followed the SAIF recapitalization reduced Carver Federal's deposit insurance premium from 23 basis points, on insured deposits of approximately $248.4 million, to 6.5 basis points effective January 1, 1997.

           As a result of the recapitalization of SAIF, the rates of assessments for SAIF were reduced, and the Bank benefitted from a decrease in deposit insurance assessments during the first three fiscal quarters of 1999. This benefit of the SAIF recapitalization was offset in part by the increased deposit insurance assessments that were paid by the Bank in the fourth quarter of fiscal 1999 as a result of the reduction in the Bank's supervisory rating by the Office of Thrift Supervision ("OTS"), Carver's primary regulator. Carver's deposit insurance assessments decreased by $356,000 or 73.94% to $126,000 for the twelve month period ended March 31, 1998 compared to $482,000 for the twelve month period ended March 31, 1997.

ASSET/LIABILITY MANAGEMENT

           Net interest income, the primary component of Carver's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. Management has sought to reduce Carver's exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans for its portfolio, investment in adjustable-rate mortgage-backed securities and shorter-term investment securities and the sale of all long-term fixed-rate loans originated into the secondary market. Carver Federal has also reduced interest rate risk through its origination and purchase of primarily adjustable rate mortgage loans and extending the term of borrowings. See "--Restructuring of Balance Sheet."

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

           The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceed the amount of rate-sensitive assets. Generally, during a period of falling interest rates a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income, and during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a positive one-year gap equal to 0.79% of total rate-sensitive assets at March 31, 1999, as a result of which its net interest income could be positively affected by rising interest rates, and adversely affected by falling interest rates.

           The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 1999. Maturity repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.




                                                                                   Over One
                                                         Three or     Four to      Through      Over Three
                                                            Less       Twelve       Three        Through
                       Months                              Months      Months       Years       Five Years
------------------------------------------------------   ---------    --------     ----------   ----------
                                                                      (Dollars in thousands)
RATE-SENSITIVE ASSETS:
Loans ................................................    $ 9,466     $ 39,174      $  68,396     $85,061
Federal Funds Sold ...................................     10,200           --             --          --
Investment Securities(1) .............................     29,918           --             --          --
Mortgage-Backed Securities ...........................     33,387          647             --          --
                                                          -------     --------      ---------     -------
Total ................................................    $82,971     $ 39,821      $  68,396     $85,061
                                                          =======     ========      =========     =======
RATE-SENSITIVE LIABILITIES:
NOW Accounts .........................................    $ 2,404        3,205          6,945       3,473
Savings Accounts .....................................      5,752        7,255         12,387      23,007
Money Market Accounts ................................      3,977       12,350          2,093       1,675
Certificate of Deposits ..............................     20,904       33,953         16,330      14,374
Borrowings ...........................................         --       30,000         70,337          --
                                                          -------     --------      ---------     -------
Total Interest-Bearing Liabilities ...................    $33,037     $ 86,764      $ 108,092     $42,529
                                                          =======     ========      =========     =======

Interest Sensitivity Gap .............................    $49,934     $(46,943)     $ (39,696)    $42,532

Cumulative Interest Sensitivity Gap ..................    $49,934     $  2,991      $ (36,705)    $ 5,828
Ratio of Cumulative Gap to Total Rate-Sensitive Assets      13.24%        0.79%         (9,73)%      1.54%





                                                          Over Five      Over
                                                           Through        Ten
                       Months                             Ten Years      Years          Total
------------------------------------------------------    ---------    ---------      ----------
                                                                 (Dollars in thousands)
RATE-SENSITIVE ASSETS:
Loans ................................................      $52,497     $ 15,928      $ 270,522
Federal Funds Sold ...................................           --           --         10,200
Investment Securities(1) .............................           --           --         29,918
Mortgage-Backed Securities ...........................        4,204       28,346         66,584
                                                            -------     --------      ---------
Total ................................................      $56,701     $ 44,274      $ 377,224
                                                            =======     ========      =========
RATE-SENSITIVE LIABILITIES:
NOW Accounts .........................................      $ 5,342        5,342         26,712
Savings Accounts .....................................       45,204       50,190        143,795
Money Market Accounts ................................          419          419         20,932
Certificate of Deposits ..............................           --           --         85,561
Borrowings ...........................................        1,351          349        102,037
                                                            -------     --------      ---------
Total Interest-Bearing Liabilities ...................      $52,316     $ 56,300      $ 379,038
                                                            =======     ========      =========

Interest Sensitivity Gap .............................      $ 4,385     $(12,026)     $  (1,814)

Cumulative Interest Sensitivity Gap ..................      $10,213     $ (1,814)     $      --
Ratio of Cumulative Gap to Total Rate-Sensitive Assets         2.71%       (0.48)%           --

--------------

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

                                                      ANNUAL PREPAYMENT RATE
                                    ------------------------------------------------------
                                                                                   5-YEAR
         COUPON RATE                  30-YEAR                15-YEAR               BALLOON
-----------------------------       ---------               --------            ----------
          6.50%..............          9.00%                  8.00%                13.00%
          7.00...............          9.00                   9.00                 16.00
          7.50...............         11.00                  11.00                 19.00
          8.00...............         13.00                  14.00                 25.00
          8.50...............         16.00                     --                    --
          9.00...............         20.00                     --                    --
          9.50...............         25.00                     --                    --
         10.00...............         28.00                     --                    --

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

           The ratio of cumulative gap to total rate sensitivity assets was positive 0.79% At March 31, 1999 compared to negative 5.54% At March 31, 1999. Adjustable rate assets represented 65.96% Of the Bank's total interest sensitive assets at March 31, 1999.

           NPV Analysis. As part of its efforts to maximize net interest income and manage the risks associated with changing interest rates, management uses the net portfolio value ("NPV") methodology which the OTS has adopted as part of its capital regulations.

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

           Presented below, as of March 31, 1999, is an analysis of the bank's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's interest rate risk exposure lies at the bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.



                                                NET PORTFOLIO VALUE                                   NPV AS % OF PV OF ASSETS
                              ---------------------------------------------------------          ---------------------------------

    CHANGE IN RATE            $ AMOUNT               $ CHANGE               % CHANGE               NPV RATIO              CHANGE
 --------------------------   ----------          -------------            ------------          ------------          ------------
                                             (Dollars in thousands)
      +400 bp                 $   --                  $  --                     -- %                     --  %             -- bp
      +300 bp                  34,757                  2,082                     +6                      8.36             +59 bp
      +200 bp                  35,401                  2,726                     +8                      8.46             +69 bp
      +100 bp                  34,466                  1,791                     +5                      8.21             +44 bp
        -- bp                  32,675                                                                    7.77
     (100) bp                  33,060                    385                     +1                      7.81              +4 bp
     (200) bp                  34,241                  1,566                     +5                      8.01             +24 bp
     (300) bp                  35,851                  3,176                    +10                      8.31             +54 bp
     (400) bp                     --                     --                     --                        --               -- bp

                                                                       3/31/99        12/31/98         3/31/98
                                                                      --------       ---------        --------
RISK MEASURES: 200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets................            7.77%          7.39%          10.30%
Post-Shock NPV Ratio.........................................            7.77           7.39            9.85
Sensitivity Measure; Decline in NPV Ratio....................              -- bp          -- bp           45 bp

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


                                                      AT MARCH 31,
                                             --------------------------   ------------------------------------
                                                        1999                            1999
                                             --------------------------   -----------------------------------
                                                             AVERAGE                                 AVERAGE
                                                              YIELD        AVERAGE                    YIELD
                                              BALANCE         COST         BALANCE    INTEREST        COST
                                             ---------       --------     --------    --------       -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Loans(1) .................................    $270,522           7.63%    $269,241    $ 20,575           7.64%
Investment securities(2) .................      35,672           5.25       32,284       1,801           5.58
Mortgage-backed securities ...............      66,584           6.36       85,236       5,431           6.37
Federal funds sold .......................      10,200           5.00       12,013         666           5.54
                                              --------           ----     --------    --------           ----
Total interest-earning assets ............     382,978           7.11%     398,774      28,473           7.14%
                                                                 ----                 --------           ----
Non-interest earning assets ..............      33,505                      26,709
                                              --------                    --------
Total assets .............................    $416,483                    $425,483
                                              ========                    ========


INTEREST-BEARING LIABILITIES:
Deposits
     DDA .................................    $ 10,609           0.00%    $  9,670         $--            --%
     NOW .................................      16,102           1.95       18,789         314           1.67
     Savings and clubs ...................     143,795           2.51      144,990       3,604           2.49
     Money market accounts ...............      20,932           2.93       21,541         613           2.85
     Certificate of deposits .............      85,561           4.55       80,897       3,890           4.81
                                              --------           ----     --------    --------           ----
Total deposits ...........................     276,999           3.04      275,887       8,421           3.05
Borrowed money ...........................     102,038           5.65      107,766       6,393           5.89
                                              --------           ----     --------    --------           ----
Total interest-bearing liabilities .......     379,037           3.84      383,653      14,814           3.85%
                                                                 ----                 --------           ----
Non-interest-bearing liabilities .........       6,270                       6,771
                                              --------                    --------
Total liabilities ........................     385,308                     390,424
Stockholders' equity .....................      31,175                      35,059
                                              --------                    --------

Total liabilities and stockholders' equity    $416,483                    $425,483
                                              ========                    ========


Net interest income..........................                                          $ 13,659
                                                                                       ========

Interest rate spread.........................                     3.27%                                  3.29%
                                                                  ====                                   ====

Net interest margin..........................                                                            3.43%
                                                                                                         ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities ....                                                             1.04x
                                                                                                         ====



                                                                                YEAR ENDED MARCH 31,
                                               --------------------------------------------------------------------------
                                                            1998                                   1997
                                               ------------------------------------  ------------------------------------
                                                                            AVERAGE                               AVERAGE
                                                 AVERAGE                    YIELD      AVERAGE                      YIELD
                                                 BALANCE    INTEREST         COST     BALANCE      INTEREST         COST
                                                --------    --------      --------    --------    ---------      --------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Loans(1) .................................       $242,948    $18,311          7.54%   $  94,346    $  7,844           8.31%
Investment securities(2) .................         12,117        671          5.54       85,040       4,742           5.58
Mortgage-backed securities ...............        130,927      8,523          6.51      156,454       9,979           6.38
Federal funds sold .......................          5,735        323          5.63        5,202         282           5.42
                                                 --------    -------          ----    ---------    --------           ----
Total interest-earning assets ............        391,727     27,828          7.10%     341,042      22,847           6.70%
                                                             -------          ----                 --------           ----
Non-interest earning assets ..............         23,746                               25,453
                                                 --------                             ---------
Total assets .............................       $415,473                             $366,495
                                                 ========                             ========


INTEREST-BEARING LIABILITIES:
Deposits
     DDA .................................       $  8,625        $--            --%   $   4,774         $--             --%
     NOW .................................         18,725        354          1.89       19,909         311           1.56
     Savings and clubs ...................        144,466      3,601          2.49      142,410       3,542           2.49
     Money market accounts ...............         21,514        692          3.22       20,398         658           3.23
     Certificate of deposits .............         76,990      3,949          5.13       74,583       3,844           5.15
                                                 --------     ------          ----    ---------    --------           ----
Total deposits ...........................        270,320      8,596          3.18      262,074       8,355           3.19
Borrowed money ...........................        108,970      6,423          5.89       66,403       4,128           6.22
                                                 --------    -------          ----    ---------    --------           ----
Total interest-bearing liabilities .......        379,290     15,019          3.96%     328,477      12,483           3.80
                                                             -------          ----                 --------           ----
Non-interest-bearing liabilities .........          1,310                                 3,239
                                                 --------                             ---------
Total liabilities ........................        380,600                               331,716
Stockholders' equity .....................         34,873                                34,779
                                                 --------                             ---------

Total liabilities and stockholders' equity       $415,473                             $ 366,495
                                                 ========                             ========


Net interest income..........................                $12,809                               $ 10,364
                                                             =======                               ========

Interest rate spread.........................                                 3.14%                                   2.90%
                                                                              ====                                    ====

Net interest margin..........................                                 3.27%                                   3.04%
                                                                              ====                                    ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities ....                                  1.04x                                   1.03x
                                                                              ====                                    ====

(1)        Includes non-accrual loans

(2) Includes FHLB stock and fair value of investments available for sale of $5.8 million at March 31, 1999.

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

                                                                         YEAR ENDED MARCH 31,
                                                      1999 VS. 1998                                 1998 VS. 1997
                                                   INCREASE (DECREASE)                           INCREASE (DECREASE)
                                                         DUE TO                                        DUE TO
                                                VOLUME        RATE         TOTAL         VOLUME          RATE           TOTAL
                                                ------       ----         -----          ------          ----           -----
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   LOANS .................................      $ 2,021       $ 243       $ 2,264       $ 11,201       $(734)      $ 10,468
INVESTMENT SECURITIES (1) ................        1,125           5         1,130         (4,040)        (34)        (4,074)
   MORTGAGE-BACKED SECURITIES (1) ........       (2,909)       (182)       (3,091)        (1,674)        219         (1,455)
   SECURITIES ............................           --          --            --
FEDERAL FUNDS SOLD .......................          348          (6)          342             30          11             41
                                                -------       -----       -------       --------       -----       --------
      TOTAL INTEREST-EARNING ASSETS ......          585          60           645          5,517        (538)         4,979
                                                -------       -----       -------       --------       -----       --------
INTEREST-BEARING LIABILITIES:
   DDA ...................................           --          --            --             --          --             --
   NOW ...................................           --         (41)          (41)           (22)         68             45
   SAVINGS AND CLUBS .....................            3          --             3             52           0             52
   MONEY MARKET ACCOUNTS .................            1         (80)          (79)            36          (2)            34
   CERTIFICATE OF DEPOSITS ...............          188        (246)          (58)           123         (15)           109
                                                -------       -----       -------       --------       -----       --------
      TOTAL DEPOSITS .....................          192        (367)         (175)           189          51            239
   BORROWED MONEY ........................          (30)         --           (30)         2,507        (212)         2,295
                                                -------       -----       -------       --------       -----       --------
      TOTAL INTEREST-BEARING LIABILITIES .          162        (367)         (205)         2,696        (162)         2,534
                                                -------       -----       -------       --------       -----       --------
NET CHANGE IN NET INTEREST INCOME ........      $   423       $(427)      $   850       $  2,821       $(376)      $  2,445
                                                =======       =====       =======       ========       =====       ========

-----------------

(1)        Includes securities available for sale.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND 1998

           At March 31, 1999 total assets decreased by $21.0 million, or 4.82% to $416.5 million compared to $437.5 million at March 31, 1998. The decrease in total assets was primarily attributable to decreases in mortgage-backed securities ("MBSs") held to maturity and loans receivable, offset in part by increases in cash and equivalents accounts, in securities available for sale. At March 31, 1999, total cash and cash equivalents increased by $6.2 million, or 41.01% to $21.3 million compared to $15.1 million at March 31, 1998. Investment securities held as available for sale increased by $1.5 million, or 5.32% to $29.9 million at March 31, 1999 compared to $28.4 million at March 31, 1998. These increases reflect the increased investment of repayments from loans and MBSs, in federal funds sold and short term securities held as available for sale.

           MBSs held to maturity decreased by $24.5 million, or 26.92% to $66.6 million compared to $91.1 million at March 31, 1998. Loans receivable decreased by $4.4 million, or 1.61% to $270.5 million at March 31, 1999 compared to $275.0 at March 31, 1998. These decreases primarily reflect principal repayments on MBSs held to maturity and loans receivable.

           At March 31, 1999 total liabilities decreased by $16.6 million or 4.13% to $385.3 million compared to $401.9 million at March 31, 1998.

           At March 31, 1999, total deposits increased by $2.1 million, or .77% to $277.0 million compared to $274.9 million at March 31, 1998. The increase in total deposits was primarily attributable to increases of $6.5 million in certificates of deposits, offset in part by decreases of $1.6 million in regular savings accounts, $2.2 million in NOW accounts, $564,000 in money market accounts, and $43,000 in club accounts. The Company plans to put renewed emphasis on gathering core deposits from its traditional customer base, mortgage borrowers, and small businesses.

           At March 31, 1999, total borrowings decreased by $22.9 million, or 18.33% to $102.0 million compared to $124.9 million at March 31, 1998. The decrease in total borrowings reflects a decrease in reverse repurchase agreements ("repos") of $51.7 million, or 59.39% to $35.3 million, offset in part by an increase in Federal Home Loan Bank of New York ("FHLB") advances of $29.0 million, or 78.84% to $65.7 million. The Company shifted from repos to take advantage of the more attractive terms available on FHLB advances. The overall decrease in total borrowings reflects a reduction in the need for borrowed funds. The Company was able to fund loan originations and loan purchases with repayments on MBSs and loans receivable together with an increase in deposits.

           At March 31, 1999, stockholders' equity decreased by $4.4 million, or 12.27% to $31.2 million compared to $35.5 million at March 31, 1998. The decrease in stockholders' equity primarily reflects a reduction in retained earnings due to the after tax impact of one-time charges incurred during fiscal 1999 due to reconciliation adjustments related to the conversion of the Company's data processing operations and consultant fees related to post conversion assignments combined with the special provision for loan losses and other charges.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

Net Income (Loss)

           The Company reported a net loss for the twelve month period ended March 31, 1999 of $4.5 million compared to net income of $1.0 million for the same period the prior year. The decrease in net income was primarily due to increases in non-interest expense and provision for loan losses, offset in part by increases in net interest income and non-interest income.

Interest Income

           Interest income increased by $646,000 or 2.32% to $28.4 million for the twelve month period ended March 31, 1999 compared to $27.8 million for the twelve month period ended March 31, 1998. The increase in interest income was primarily attributable to a $7.1 million or 1.80% increase in average balance of interest earning assets to $398.8 million for the twelve months ended March 31, 1999 compared to $391.7 million for twelve months ended March 31, 1998, coupled with a 4 basis point increase in the yield on average interest earning assets to 7.14% for the twelve months ended March 31, 1999 compared to 7.10% for the same period the prior year.

           Interest income on loans increased by $2.3 million or 12.37% to $20.6 million for the twelve month period ended March 31, 1999 compared to $18.3 million for the same period the prior year. The increase in interest income from loans reflects a $26.3 million or 10.83% increase in the average balance of loans to $269.2 million at March 31, 1999 compared to $242.9 million at March 31, 1998 coupled with a 10 basis point increase in the average yield on loans to 7.64% from 7.54%. Interest income on mortgage-backed securities held to maturity decreased by $3.1 million or 36.28% to $5.4 million for the twelve months ended March 31, 1999, compared to $8.5 million for the same period the prior year reflecting a decrease of $45.7 million in the average balance of total MBSs to $85.2 million at March 31, 1999 compared to $130.9 million at March 31, 1998 coupled with a 14 basis point decrease in the average yield on MBSs to 6.37% from 6.51%. Interest income on investment securities increased by approximately $1.1 million or 168.56% to $1.8 million for the twelve months ended March 31, 1999 compared to $671,000 for the same period the prior year. The increase in interest income on investment securities is primarily due to $20.2 million or 166.94% increase in the average balance of investment securities to $32.3 million for the twelve months ended March 31, 1999, compared to $12.1 million for the same period the prior year.

The increase in the average balances of investment securities reflects the increased investment of repayments from loans and MBSs into investment securities.

Interest Expense

           Interest expense decreased by $204,000 or 1.36% to $14.8 million for the twelve month period ended March 31, 1999 compared to $15.0 million for the same period the prior year. The decrease in interest expense reflects an 11 basis point decrease in the average cost of such liabilities to 3.85% for the twelve months ended March 31, 1999 compared to 3.96% for the same period the prior year, offset in part by a $4.4 million or 1.15% increase in the average balance of interest bearing liabilities.

           Interest expense on deposits decreased by $175,000 or 2.04% to $8.4 million for the twelve month period ended March 31, 1999 compared to $8.6 million for the same period the prior year primarily due to a 13 basis point decrease in the cost average of deposits, offset in part by a $5.6 million or 2.06% increase in the average balance of deposits to $275.9 million for the twelve month period ended March 31, 1999 compared to $270.3 million for the same period the prior year.

           Interest expense on borrowings was unchanged at $6.4 million for the twelve month period ended March 31, 1999 compared to the same period the prior year. The average balance of borrowings decreased by $1.2 million to $107.8 million for the twelve month period ended March 31, 1999 compared to $109.0 million for the same period the prior year. The average cost of borrowings was unchanged at 5.89%.

Net Interest Income

           Net interest income before provision for loan losses for the twelve month period ended March 31, 1999, increased by $850,000, or 6.64%, to $13.7 million compared to $12.8 million for the same period the prior year. The increase was primarily attributable to a 15 basis point increase in the Company's interest rate spread for the twelve month period ended March 31, 1999 to 3.29% from 3.14%, coupled with a $7.0 million increase in the balance of average interest earning assets to $398.8 million for the twelve month period ended March 31, 1999 compared to the same period the prior year. The Company's net interest margin increased by 16 basis points to 3.43% from 3.27%, average interest-earning assets to interest-bearing liabilities increased to 1.04x for the twelve month period ended March 31, 1999, compared to 1.03x for the same period the prior year.

Provision for Loan Losses

           Provision for loan losses increased by $2.8 million or 219.96% to $4.0 million, for the twelve month period ended March 31, 1999, compared to $1.3 million for the year ended March 31, 1998. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non performing loans and assets and net charge offs. The increase in the provision for loan losses for the twelve month period, in significant part, reflects a one time special provision of $2.5 million. The Company took the special provision along with a general increase in the provision to significantly increase the Bank's allowance for loan losses primarily in response to an increase in non-performing consumer loans and to maintain an adequate level of allowance consistent with the Bank's policies. During the twelve month period, the Bank charged off approximately $3.4 million in non-performing loans. At March 31, 1999, non-performing loans totaled $4.8 million or 1.66% of total loans compared to $6.8 million, or 2.47% at March 31, 1998. At March 31, 1999, the Bank's allowance for loan losses was $4.0 million compared to $3.1 million at March 31, 1998, resulting in a ratio of allowance to non-performing loans of 85.60% at March 31, 1999 compared to 45.30% at March 31, 1998, and a ratio of allowances for loan losses to total loans of 1.48% and 1.11%, respectively.

Non-Interest Income

           Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income was unchanged at $2.4 million for the twelve month period ended March 31, 1999. Non-interest income for the twelve month period ended March 31, 1998 reflected a $188,000 gain on the sale of securities. Excluding the gain on the sale of securities, non-interest income increased by $219,000, or 10.13% for the twelve month period ended March 31, 1999 compared to the same period the prior year. The increase in non-interest income excluding the gain on the sale of securities reflects increases in prepayment fees on loans and increases in fees from bank service charges.

Non-Interest Expense

           Non-interest expense increased by approximately $6.3 million, or 54.18% to $18.0 million for the twelve month period ended March 31, 1999 compared to $11.7 million for the twelve month period ended March 31, 1998. The increase in non-interest expense reflects non-recurring charges of $4.1 million in reconciliation adjustments related to the conversion of the Company's data processing system, $1.2 million in consultant fees related to post conversion assignments, and $750,000 in one-time charges incurred during the fourth quarter, offset in part by a recovery of approximately $750,000 of such adjustments.

           Excluding all reconciliation adjustments, one-time charges, and the consultant fees, non-interest expense increased by approximately $1.0 million, or 8.69% to $12.7 million for the twelve month period ended March 31, 1999 compared to $11.7 million for the same period the prior year. This increase primarily reflects increases of $365,000 in salaries and employee benefits expense, $142,000 in equipment expense, $117,000 in FDIC insurance expense, $125,000 in legal expense and $250,000 in connection with the settlement of litigation.

Income Tax Expense

           In connection with the loss from operations incurred through the twelve-month period ended March 31, 1999, the Company has reflected a benefit resulting from the carry back of the loss for income taxes paid of approximately $1.5 million of which $1.2 million were paid in fiscal 1998 compared to an income tax expense of $1.6 million for fiscal 1998. In addition, the Company has available an operating loss tax carry forward totaling approximately $4.4 million, which will expire in 2019 to offset future taxable income. The Company paid no taxes for the year ended March 31, 1999, and its effective tax rate was 45.70% for the year ended March 31, 1998.

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

Interest Income

           Interest income increased by $5.0 million or 21.80% to $27.8 million for the twelve months ended March 31, 1998 compared to $22.8 million for the twelve months ended March 31, 1997. The increase in interest income was primarily attributable to a $50.7 million or 14.86% increase in average balance of interest earning assets to

$391.7 million for the twelve months ended March 31, 1998 compared to $341.0 million for twelve months ended March 31, 1997, coupled with a 40 basis point increase in the yield on average interest earning assets to 7.10% the twelve months ended March 31, 1998 compared to 6.70% for the same period the prior year.

           The growth in total interest earning assets was concentrated interest income received from loans. Interest income on loans increased by $10.5 million, or 133.45%, to $18.3 million for the twelve months ended March 31, 1998 compared to $7.8 million for the same period the prior year. The increase in interest income from loans reflects a $148.8 million or 157.51% increase in the average balance of loans to $243.0 million at March 31, 1998 compared to $94.3 million at March 31, 1997 was partially offset by a 77 basis point decrease from 8.31% to 7.54% in the average yield on loans due to lower market rates of interest. Interest income on mortgage-backed securities held to maturity and MBSs available for sale decreased by $1.5 million or 14.59% to $8.5 million for the twelve months ended March 31, 1998 compared to $10.0 million for the same period the prior year reflecting a decrease of $25.5 million in the average balance of total MBSs and a three basis point decrease in the average yield on MBSs. Interest income on investment securities decreased by approximately $4.1 million or 85.84% to $671,000 for the twelve months ended March 31, 1998 compared to $4.4 million for the same period the prior year. The decrease in interest income on investment securities is primarily due to $72.9 million or 85.75% decrease in the average balance of investment securities to $12.1 million for the twelve months ended March 31, 1998 compared to $85.0 million for the same period the prior year. The declines in the average balances of investment securities and MBSs reflect the Company's strategy to shift assets into higher yielding loans.

Interest Expense

           Total interest expense increased by $2.5 million or 20.32% to $15.0 million for the twelve months ended March 31, 1998 compared to $12.5 million for the same period the prior year. The increase in interest expense reflects a $50.8 million or 15.47% increase in the average balance of interest bearing liabilities coupled with a 16 basis point increase in the average cost of such liabilities. This increase reflects the use of borrowings primarily to fund the origination and purchase of loans.

           Interest expense on deposits increased by $241,000 or 2.89% to $8.6 million for the twelve months ended March 31, 1998 compared to $8.4 million for the same period the prior year primarily due to an $8.2 million or 3.15% increase in the average balance of deposits to $270.3 million, offset in part by a 1 basis point decrease in the cost of deposits.

           Interest expense on borrowings increased by $2.3 million or 55.60% to $6.4 million for the twelve months ended March 31, 1998 compared to $4.1 million for the same period the prior year. The increase in interest expense on borrowings reflects a $42.6 million or 64.10% increase in the average balance of borrowings to $109.0 for the twelve months ended March 31, 1998 compared to $66.4 million for the same period the prior year partially offset by a 33 basis point decrease in the average cost of borrowings from 6.22% to 5.89%.

Net Interest Income

           Net interest income before provision for loan losses for the year ended March 31, 1998, increased $2.4 million, or 23.59%, to $12.8 million compared to $10.4 million for the same period the prior year. The increase was primarily attributable to a 24 basis point increase in the Company's interest rate spread for the twelve months ended March 31, 1998 to 3.14 % from 2.90%, coupled with a $50.7 million increase in the balance of average interest earning assets offset in part by a $50.8 million increase in the average balance of interest bearing liabilities. The Company's net interest margin increased by 23 basis points to 3.27 % from 3.04%, however, average interest-earning assets to interest-bearing liabilities decreased to 1.03x for the twelve months 1998, from 1.04x for the same period the prior year.

Provision for Loan Losses

           The provision for loan losses decreased by $430,000 to $1.3 million, for the year ended March 31, 1998, from $1.7 million for the year ended March 31, 1997. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non performing loans and assets and net charge offs. Non performing loans increased from $6.4 million at March 31, 1997 to $6.8 million at March 31, 1998 and net charge-offs decreased from $649,000 to $368,000 over the same period the prior year. The net effect of the increased provision and the charge-offs for fiscal 1998 was an increase in the allowance for loan losses from $2.2 million at March 31, 1997, to $3.1 million at March 31, 1998. The allowance for loan losses equaled 1.11% of the gross loan portfolio at March 31, 1998 compared 1.09% at March 31, 1997.

Non-Interest Income

           Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income increased by $2.2 million to $2.4 million for the twelve month period ended March 31, 1998 compared to $113,000 the twelve month period ended March 31, 1997. Non interest income for the period ended March 31, 1997 was reduced by approximately $927,000 as the result of a loss on the sale of securities related to the Restructuring. Non interest income increased by $1.3 million or 126.06% for the twelve month period ended March 31, 1998 compared to the same period the prior year before posting the loss on the sale of securities. The increase in non interest income reflects a gain of $184,000 on the sale of securities held as available for sale during the fourth quarter combined with an increase of $2.1 million in other income which consist of fees for banking services and products.

Non-Interest Expense

           Non interest expense for the twelve month period ended March 31, 1998 was $11.7 million. Non-interest expense for fiscal 1997, contained a one-time pre-tax assessment of $1.6 million for the recapitalization of SAIF, pursuant to the Funds Act. Excluding the SAIF assessment, total non-interest expense would have been $10.2 million for fiscal 1997. Non interest expense increased by $1.5 million or 14.71% for the twelve month period ended March 31, 1998 compared to the same period the prior year before posting the SAIF assessment. During the twelve month period ended March 31, 1998 the Company continued to invest substantially in improving its infrastructure. These investments encompassed upgrading technology, increasing staff and expanding marketing efforts. These investments increased operating expenses for the fiscal 1998. Salaries and employee benefits for fiscal 1998 increased by $694,000, or 17.17%, to $4.7 million from $4.0 million for fiscal 1997. This increase was primarily due to a general increase in staff, incentive compensation and ESOP expense. Equipment expense for fiscal 1998 increased by $167,000, or 15.35%, to $1.3 million from $1.1 million in fiscal 1997, reflecting the increased depreciation and maintenance cost for new furniture, fixtures and computers for Carver's headquarters and certain branches. Legal expenses increased by $214,000 or 136.54% to $371,000 for fiscal 1998 compared to $157,000 for fiscal 1997. Bank charges increased by $74,000 or 21.67% to $415,000 for fiscal 1998 compared to $341,000 for fiscal 1997. These increases in non-interest expenses were offset in part by a $356,000 or 73.94% decrease in deposit insurance premiums to $135,000 for fiscal 1998 compared to $482,000 for fiscal 1997.

Income Tax Expense

           Income tax expense totaled $1.2 million for fiscal 1998, compared to a benefit of $1.3 million for fiscal 1997. The Company's effective tax rates were 45.7% and 42.3% for the years then ended March 31, 1998 and 1997, respectively.

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

           The Bank is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulation. The minimum required liquidity and short-term liquidity ratio is 4%. The Bank's liquidity ratios were 16.59% and 12.26% at March 31, 1999 and 1998, respectively.

           The Bank's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31,1999, and 1998, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $50.8 million and $21.5 million, respectively.

           The primary investment activity of the Bank is the origination and purchase of loans and, to a lesser extent, the purchase of investment and mortgage-backed securities. During fiscal 1999, Carver purchased approximately $55.8 million in whole loan mortgages, $12.6 million net in investment securities and no mortgage-backed securities, and sold $5.0 million in investment securities and 23.5 million in mortgage-backed securities. During fiscal 1998 the Bank purchased $80.2 million of whole loan mortgages and originated $51.3 million mortgage and other loans. During fiscal 1998 the Bank purchased $6.4 million in investment securities and no mortgage-backed securities. During fiscal years 1999 and 1998, the Bank received $27.3 million and $38.3 million, respectively, in principal payments. During fiscal 1999 and fiscal 1998, there was a cash-in flow of $1.8 million and $2.0 million, respectively, due to call back of securities.

           At March 31, 1999, the Bank had outstanding loan commitments of $7.4 million. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $4.3 million. Management believes that a significant percentage of such deposits will remain with the Bank.

THE YEAR 2000 PROBLEM

           The "Year 2000 Problem" centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly and adversely affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment of due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Association. There has been limited litigation filed against corporations regarding the Year 2000 Problem and their compliance efforts. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Problem. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

           The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 Problem and had included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulation.

           The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness, assessment and renovation phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 readiness. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. Following awareness and assessment, the Company then renovated or replaced the systems that may have posed a Year 2000 related problem. Following renovation, the functionality of new systems were validated. At March 31, 1999, the validation phase and the implementation phase were complete and the testing, contingency planning, and the customer awareness program will be substantially complete by June 30, 1999.

           The Company has complied with federal banking regulatory guidelines, completing testing of its mission critical systems prior to September 1, 1998 and its customer systems prior to September 30, 1998. The Company has met federal banking regulatory guidelines stating that the Company must substantially complete testing of core mission critical internal systems by December 31, 1998. The Company is on target for substantially completing testing of both internally and externally supplied systems by June 30, 1999. The Company has arranged to establish end-to-end Year 2000 tests with its business partners allowing the Company an additional opportunity to test and stress such systems.

           As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. At this time, the Company anticipates most of its hardware and software systems to become Year 2000 compliant, tested and operational within the OTS's suggested time frame. However, if such modifications and conversions are not successfully made or are not completed on a timely basis, the Year 2000 Problem could have an adverse impact on the operations of the Company.

           Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. As a result, the Company expects to formulate contingency plans for its mission critical systems where possible. These systems included retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, general ledger and accounting systems and payroll processing. The Company maintains a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have been directed to update and review their existing recovery plans in addition to developing contingency plans prior to March 31, 1999 to address the possible failure of one or more mission critical systems.

           The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individuals who utilize the Company's services for personal, household or consumer uses. Individually such customers are not likely to pose significant Year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of such customers encounter unresolved Year 2000 issues.

           Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which fail. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future.

REGULATORY CAPITAL POSITION

           The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision--Regulation of Savings Associations--Capital Requirements."

           The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 1999, the Bank had tangible, core, and risk-based capital ratios of 6.26%, 6.27%, and 13.38% respectively.

           The following table reconciles the Bank's stockholders equity at March 31, 1999, under generally accepted accounting principles to regulatory capital requirements:

                                                                        REGULATORY CAPITAL REQUIREMENTS
                                                             -------------------------------------------------------
                                                               GAAP         TANGIBLE       TIER/CORE      RISK-BASED
                                                              CAPITAL       CAPITAL        CAPITAL         CAPITAL
                                                             --------      ----------     ----------      ---------
                                                                               (IN THOUSANDS)
Stockholders' Equity at March 31, 1999(1) ..............     $ 26,946       $ 26,946       $ 26,946       $ 26,946
                                                             ========
Add:
   Unrealized loss on securities available .............                          --             --             --
      for sale, net
   General valuation allowances ........................                          --             --          2,667
   Qualifying intangible assets ........................                          --             37             37
   Deduct:
   Goodwill ............................................                      (1,030)        (1,030)        (1,030)
      Excess of net deferred tax assets ................                          --             --             --
   Asset required to be deducted .......................                          --             --            (40)
                                                                             --------       --------       --------
   Regulatory capital ..................................                       25,916         25,953         28,580
   Minimum capital requirement .........................                        6,211         16,563         17,083
                                                                             --------       --------       --------
   Regulatory capital excess ...........................                     $ 19,705       $  9,390       $ 11,497
                                                                             ========       ========       ========


----------------

(1)   Reflects Bank only.

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

           Tax Bad Debt Reserves. Federal tax law changes were enacted in August 1996 to eliminate the "thrift bad debt" method of calculating bad debt deductions. The legislation requires the Bank to recapture into taxable income (over a six-year period) all bad debt reserves accumulated after March 31, 1988. Since the Bank's federal bad debt reserves approximated the 1988 base-year amounts, this recapture requirement had no significant impact. The tax law changes also provide that taxes associated with the recapture of pre-1988 bad debt reserves would become payable under more limited circumstances than under prior law. For example, such taxes would no longer be payable in the event that the thrift charter is eliminated and the Bank is required to convert to a bank charter.

           Amendments to the New York State and New York City tax laws redesignate the Bank's state and New York City bad debt reserves at December 31, 1995 as the base-year amount and also permit future additions to the base-year reserves using the percentage-of-taxable-income method. This change eliminated the excess New York State and New York City reserves for which the Company had recognized a deferred tax liability. Management does not expect these changes to have a significant impact on the Bank. Taxes associated with the recapture of the New York State and New York City base-year reserve would still become payable under various circumstances, including conversion to a bank charter or failure to meet various thrift definition tests.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

           The information required by this item appears under the caption "Discussion of Market Risk--Interest Rate Sensitivity Analysis."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       LETTERHEAD OF MITCHELL & TITUS LLP

To The Board of Directors and Stockholders
Carver Bancorp Inc.,

           We have audited the accompanying consolidated statements of financial condition of Carver Bancorp Inc., and subsidiaries (the "Company") as of March 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three years ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and cash flows for each of the years in the three years ended March 31, 1999 in conformity with generally accepted accounting principles.




                                             /s/ MITCHELL & TITUS LLP

June 29, 1999
New York, New York

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                          AS OF MARCH 31,
                                                                                                ---------------------------------
                                                                                                     1999               1998
                                                                                                -------------       -------------
                                ASSETS
ASSETS:
Cash and amounts due from depository institutions ........................................      $  11,120,748       $  12,120,071
Federal funds sold .......................................................................         10,200,000           3,000,000
                                                                                                -------------       -------------
Total cash and cash equivalents (Notes 1 and 19) .........................................         21,320,748          15,120,071
                                                                                                -------------       -------------
Securities available for sale (Notes 1, 3, 13 and 19) ....................................         29,918,137          28,407,505
Mortgage-backed securities held to maturity, net (estimated fair values of $65,693,568 and
    $90,197,873 at March 31, 1999 and March 31, 1998) (Notes 1, 5, 12, 13, 18 and 19) ....         66,584,447          91,115,861
Loans receivable .........................................................................        274,541,950         278,092,337
   Less allowance for loan losses ........................................................         (4,020,099)         (3,138,000)
   Loans receivable, net (Notes 1, 6, 13 and 19) .........................................        270,521,851         274,954,337
                                                                                                -------------       -------------
Real estate owned, net (Note 1) ..........................................................            184,599              82,198
Property and equipment, net (Notes 1 and 8) ..............................................         11,884,983          11,545,627
Federal Home Loan Bank of New York stock, at cost (Note 13) ..............................          5,754,600           5,754,600
Accrued interest receivable, net (Notes 1, 9 and 19) .....................................          2,860,693           2,762,843
Excess of cost over net assets acquired, net (Notes 1 and 10) ............................          1,029,853           1,246,116
Other assets (Notes 14 and 16) ...........................................................          6,422,933           6,469,053
                                                                                                -------------       -------------
      Total assets .......................................................................      $ 416,482,844       $ 437,458,211
                                                                                                =============       =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 11 and 19) ...............................................................      $ 276,999,074       $ 274,894,232
Securities sold under agreements to repurchase (Notes 12 and 19) .........................         35,337,000          87,020,000
Advances from Federal Home Loan Bank of New York
   (Notes 13 and 19) .....................................................................         65,708,466          36,741,686
Other borrowed money (Notes 17 and 19) ...................................................            992,619           1,183,858
Advance payments by borrowers for taxes and insurance ....................................                 --             659,995
Other liabilities (Notes 14 and 16).......................................................          6,270,419           1,424,096
                                                                                                -------------       -------------
      Total liabilities...................................................................        385,307,578         401,923,867
                                                                                                -------------       -------------
Commitments and contingencies (Notes 18 and 19) ..........................................                 --                  --
STOCKHOLDERS' EQUITY: (Note 15) Preferred stock,
   $0.01 par value per share; 1,000,000 authorized; none issued ..........................                 --                  --
Common stock; $0.01 par value per share; 5,000,000 authorized; 2,314,275 issued and
outstanding (Note 2) .....................................................................             23,144              23,144
Additional paid-in capital (Note 2) ......................................................         21,423,574          21,418,897
Retained earnings substantially restricted (Notes 2 and 14)...............................         10,721,168          15,289,632
Common stock acquired by Employee Stock Ownership
   Plan ("ESOP") (Notes 2 and 17) ........................................................           (992,620)         (1,183,858)
Comprehensive income, net of income tax ..................................................                 --             (13,470)
                                                                                                -------------       -------------
   Total stockholders' equity ............................................................         31,175,266          35,534,345
                                                                                                -------------       -------------
   Total liabilities and stockholders' equity ............................................      $ 416,482,844       $ 437,458,211
                                                                                                =============       =============


                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED MARCH 31,
                                                                        -----------------------------------------------
                                                                            1999              1998              1997
                                                                        ------------       -----------      ------------
Interest income:
   Loans (Note 1) ................................................      $ 20,576,506       $18,311,042      $  7,843,822
   Mortgage-backed securities ....................................         5,430,638         8,522,922         9,978,660
   Investment securities .........................................         1,800,738           670,509           607,903
   Other interest-earning assets .................................           665,544           323,243         4,416,362
                                                                        ------------       -----------      ------------
      Total interest income ......................................        28,473,426        27,827,716        22,846,747
                                                                        ------------       -----------      ------------

Interest expense:
   Deposits (Note 11) ............................................         8,421,226         8,596,358         8,355,168
   Advances and other borrowed money .............................         6,393,457         6,422,666         4,127,743
                                                                        ------------       -----------      ------------
   Total interest expense ........................................        14,814,683        15,019,024        12,482,911
                                                                        ------------       -----------      ------------

Net interest income ..............................................        13,658,743        12,808,692        10,363,836
Provision for loan losses (Notes 1 and 6) ........................         4,029,996         1,259,531         1,689,508
                                                                        ------------       -----------      ------------
Net interest income after provision for loan losses ..............         9,628,747        11,549,161         8,674,328
                                                                        ------------       -----------      ------------

Non-interest income:
   Loan fees and service charges .................................           673,541           559,960           194,689
   Gain (loss) on sale of securities held for sale (Notes 4 and 5)             3,948           188,483          (927,093)
   Other .........................................................         1,704,667         1,603,096           845,287
                                                                        ------------       -----------      ------------
      Total non-interest income ..................................         2,382,156         2,351,539           112,883
                                                                        ------------       -----------      ------------

Non-interest expenses:
   Salaries and employee benefits (Notes 16 and 17) ..............         5,247,525         4,739,069         4,044,718
   Net occupancy expense (Notes 1 and 18) ........................         1,490,592         1,118,467         1,111,602
   Equipment (Note 1) ............................................         1,409,429         1,255,301         1,088,258
   Other .........................................................         9,815,474         4,538,111         5,557,379
                                                                        ------------       -----------      ------------
      Total non-interest expenses ................................        17,963,020        11,650,948        11,801,957
                                                                        ------------       -----------      ------------

Income (loss) before income taxes ................................        (5,952,117)        2,249,752        (3,014,746)
                                                                        ------------       -----------      ------------
Income taxes (benefit) (Notes 1 and 14) ..........................        (1,499,367)        1,203,466        (1,275,078)
                                                                        ------------       -----------      ------------

Net income (loss) ................................................      $ (4,452,750)      $ 1,046,286      $ (1,739,668)
                                                                        ============       ===========      ============

Net income (loss) per common share ...............................      $      (2.02)      $      0.48      $      (0.80)
                                                                        ============       ===========      ============
Weighted average number of shares outstanding (Note 1) ...........         2,206,133         2,187,619         2,169,276
                                                                        ============       ===========      ============

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  RETAINED          COMMON
                                               ADDITIONAL         EARNINGS           STOCK
                                   COMMON        PAID-IN       SUBSTANTIALLY       ACQUIRED        COMPREHENSIVE
                                    STOCK        CAPITAL            RESTRICTED      BY-ESOP            INCOME        TOTAL
                                    -----        -------         ----------         -------         ------------     -----
Balance--March 31, 1996 ......     $23,144     $ 21,436,235      $ 16,098,728      $(1,548,122)   $  (1,245,204)  $34,764,781
                                   -------     ------------      ------------      -----------    -------------   -----------
Net loss for the year ended
   March 31, 1997 ............          --               --        (1,739,668)              --            --       (1,739,668)

Allocation of ESOP stock .....          --          (26,068)               --          182,132            --          156,064
Dividends paid ...............          --               --                --               --            --               --
Options exercised ............          --               --                --               --            --               --
Decrease in unrealized, loss
   in securities available for
   sale, net .................          --               --                --               --          802,545       802,545
                                   -------     ------------      ------------      -----------    -------------   -----------
Balance--March 31, 1997 ......      23,144       21,410,167        14,359,060       (1,365,990)        (442,659)   33,983,722
                                   -------     ------------      ------------      -----------    -------------   -----------
Net Income for the year ended
    March 31, 1998 ...........          --               --         1,046,286               --            --        1,046,286
Allocation of ESOP Stock .....          --           58,566                --          182,132            --          240,698
Dividends paid ...............          --                           (115,714)                                       (115,714)
Options exercised ............          --          (49,836)               --               --            --          (49,836)
Decrease in unrealized, loss
   in Securities available for
   sale, net .................          --               --                --               --          429,189       429,189
                                   -------     ------------      ------------      -----------    -------------   -----------
Balance--March 31, 1998 ......      23,144       21,418,897        15,289,632       (1,183,858)         (13,470)   35,534,345
                                   -------     ------------      ------------      -----------    -------------   -----------
Net loss for the year ended
   March 31, 1999 ...........          --               --         (4,452,750)              --            --       (4,452,750)
Allocation of ESOP Stock .....          --            4,677                --          191,240            --          195,917
Dividends paid ...............          --                           (115,714)                                       (115,714)
Options exercised ............          --               --                --               --            --               --
Decrease in unrealized, loss
   in Securities available for
   sale, net .................          --               --                --               --           13,470        13,470
                                   -------     ------------      ------------      -----------    -------------   -----------
Balance--March 31, 1999 ......     $23,144     $ 21,423,574      $ 10,721,168      $  (992,620)   $       --      $31,175,266
                                   =======     ============      ============      ===========    =============   ===========

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED MARCH 31,
                                                                       ---------------------------------------------------

                                                                             1999              1998              1997
                                                                       ---------------    -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ................................................     $  (4,452,750)     $  1,046,286      $  (1,739,668)
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Depreciation and amortization ....................................         1,042,659           695,192            664,750
Amortization of intangibles ......................................           216,264           209,892            213,082
Other amortization and accretion, net ............................         1,108,675           402,662          1,143,308
Provision for loan losses ........................................         4,029,996         1,259,531          1,689,508
Gain from sale of real estate owned ..............................                --                --            (26,229)
Proceeds from maturity sale of loans .............................                --         1,459,491                 --
Net loss on sale of securities available for sale ................             3,948          (188,483)           927,093
Deferred income taxes ............................................                --            58,555           (387,456)
Allocation of ESOP stock .........................................           195,917           240,698            156,064
(Increase) decrease in accrued interest receivable ...............            97,850           215,522           (290,166)
Increase (Decrease) in refundable income taxes ...................         1,195,852                --           (286,000)
(Increase) decrease in other assets ..............................           (46,120)        2,818,687         (1,493,435)
Increase (decrease) in other liabilities .........................         4,846,323            37,294           (510,154)
                                                                       -------------      ------------      -------------
Net cash provided by operating activities ........................         8,238,614         8,255,327             60,697
                                                                       -------------      ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments held to maturity .............                --           194,476            311,894
Principal repayments on securities available for sale ............         3,753,447         5,061,181          5,357,790
Purchases of securities available for sale .......................      (331,888,674)      (17,000,000)       (57,508,308)
Proceeds from maturity, sales and call of securities held for sale       319,510,288        55,485,112         84,052,091
Purchase of investment securities held to maturity ...............                --        (1,946,326)           (50,000)
Proceeds from maturities and calls of investment
   securities held to maturity ...................................         1,797,042         8,480,705          7,000,000
Principal repayment of mortgage-backed securities held to maturity        23,592,334        19,313,831         19,302,028
Net change in loans receivable ...................................         4,432,486       (77,036,664)      (116,974,149)
Proceeds from sale of real estate owned ..........................                --                --            258,292
Additions to premises and equipment ..............................        (1,656,535)         (897,030)        (2,050,447)
(Purchase) Federal Home Loan Bank stock ..........................                --          (219,600)        (2,415,000)
                                                                       -------------      ------------      -------------
Net cash (used in) provided by investing activities ..............        19,540,388        (8,564,315)       (62,715,809)
                                                                       -------------      ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............................         2,104,842         8,422,745          9,519,604
Net increase (decrease) in short-term borrowings .................       (51,683,000)         (942,404)        58,335,000
Proceeds of long-term borrowings .................................                --        12,685,000                 --
Repayment of long-term borrowings (FHLB Advances) ................        28,966,780        (8,658,686)       (11,000,000)
Repayment of other borrowed money ................................          (191,238)         (182,132)          (182,132)
Dividends paid ...................................................          (115,714)         (115,714)                --
Increase (Decrease) in advance payments by
   borrowers for taxes and insurance..............................          (659,995)          (10,507)           187,447
                                                                       -------------      ------------      -------------

Net cash provided by (used in) financing activities ..............       (21,578,325)      (11,198,302)        56,859,919
                                                                       -------------      ------------      -------------
Net increase (decrease) in cash and cash equivalents .............         6,200,677        10,889,314         (5,795,193)
Cash and cash equivalents--beginning .............................        15,120,071         4,230,757         10,025,950
                                                                       -------------      ------------      -------------
Cash and cash equivalents--ending ................................     $  21,320,748      $ 15,120,071      $   4,230,757
                                                                       =============      ============      =============
Supplemental disclosure of non-cash activities:
Transfers of mortgage-backed securities ..........................     $          --      $         --      $          --
                                                                       =============      ============      =============
Unrealized Gain (loss) on securities available for sale:
Unrealized Gain (loss) ...........................................                --           (25,417)           835,206
Deferred income taxes ............................................                --            11,947           (397,547)
                                                                       =============      ============      =============
                                                                       $          --      $     13,470      $     442,659
                                                                       =============      ============      =============
Loans receivable transferred to real estate owned ................     $          --      $         --      $      32,729
                                                                       =============      ============      =============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest .........................................................     $  14,814,683      $ 15,019,024      $  12,361,162
                                                                       =============      ============      =============
Federal, state and city income taxes .............................     $          --      $    515,457      $     286,000
                                                                       =============      ============      =============

                 See Notes to Consolidated Financial Statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

           Carver Bancorp, Inc. ("Carver" or the "Holding Company") is a holding company that was incorporated in May 1996 and whose principal wholly owned subsidiaries are Carver Federal Savings Bank (the "Bank") and Alhambra Holding Corp. ("Alhambra"). CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. Alhambra Realty Corp. is a majority-owned subsidiary of Alhambra. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, Carver Federal Savings Bank converted from mutual stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure and became a wholly owned subsidiary of the Holding Company (the "Reorganization"). In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $.01 per share. See Note 2.

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

Basis of consolidated financial statement presentation

           The consolidated financial statements include the accounts of Carver, the Bank its wholly owned subsidiary, CFSB Realty Corp., CSFB Credit Corp. and Alhambra and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

           The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Estimates that are particularly susceptible to significant changes in the near-term relate to prepayment assumptions on mortgage-backed securities, the determination of the allowance for loan losses and the valuation of real estate owned. Actual results could differ significantly from those estimates.

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

           Loans are generally placed on non-accrual status when they are past due three months or more as to contractual obligations. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. A non-accrual loan is restored to accrual status when principal and interest payments become less than three months past due.

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

Interest-rate risk

           The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to originate and purchase loans secured by real estate and to purchase investment and mortgage-backed securities. The potential for interest-rate risk exists as a result of the shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the assets and liabilities in order to measure its level of interest-rate risk and plan for future volatility.

Income taxes

           Carver accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the differences in the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive Income

           Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for reporting and display of comprehensive income and its components. However, the adoption had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Net income (Loss) per common share

           Net income (loss) per common share for each of the years in the three period year ended March 31, 1999 is based on net income (loss) for the entire year dividend by weighted average shares outstanding during the year. For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.

NOTE 2. CONVERSION TO STOCK FORM OF OWNERSHIP AND REORGANIZATION INTO A HOLDING COMPANY

           On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $4,139,000, and $4,884,000 at March 31, 1999 and 1998, respectively, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly-owned subsidiary of Carver Bancorp, Inc., a savings and loan holding company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either:
(i) the amount required for the liquidation account or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

NOTE 3. SECURITIES AVAILABLE FOR SALE

           At March 31, 1999 the Company held no MBSs as available for sale.


                                                                 MARCH 31, 1999
                                   -------------------------------------------------------------------------
                                                               GROSS UNREALIZED
                                      CARRYING           ----------------------------             ESTIMATED
                                       VALUE               GAINS              LOSSES              FAIR-VALUE
                                   ------------          --------          -----------         -------------
Investment securities.....           29,918,137          $121,761          $      --            $30,039,898
                                    -----------          --------          ---------            -----------
                                    $29,918,137          $121,761          $      --            $30,039,898
                                    ===========          ========          =========            ===========



                                                                           MARCH 31, 1998
                                                -------------------------------------------------------------------------
                                                                           GROSS UNREALIZED
                                                   CARRYING           ----------------------------             ESTIMATED
                                                    VALUE               GAINS              LOSSES              FAIR-VALUE
                                                ------------          --------          -----------         -------------

Mortgage-backed securities ...........          $28,407,505          $    --          $    25,416          $28,382,089
                                                -----------          -------          -----------          -----------
                                                $28,407,505          $                $    25,416          $28,382,089
                                                ===========          =======          ===========          ===========

    Proceeds from the sales of investment securities held for sale during the years ended March 31, 1999 and March 31, 1998 were $24,365,488 and $5,188,483, respectively, resulting in gross gains of $3,948 and $188,000, respectively. There were no sales of investment securities held for sale during the year ended March 31, 1997.

NOTE 4. INVESTMENT SECURITIES HELD TO MATURITY, NET

                                                                 MARCH 31, 1999
                                   -------------------------------------------------------------------------
                                                               GROSS UNREALIZED
                                      CARRYING           ----------------------------             ESTIMATED
                                       VALUE               GAINS              LOSSES              FAIR-VALUE
                                   ------------          --------          -----------         -------------

FHLB Stock                         $5,754,600            $     --          $     --              $5,754,600
Other ....                               --                    --                --                      --
                                   ----------            --------          --------              ----------
                                   $5,754,600            $     --          $     --              $5,754,600
                                   ==========            ========          ========              ==========


                                                                   MARCH 31, 1998
                                   -------------------------------------------------------------------------
                                                               GROSS UNREALIZED
                                      CARRYING           ----------------------------             ESTIMATED
                                       VALUE               GAINS              LOSSES              FAIR-VALUE
                                   ------------          --------          -----------         -------------

FHLB Stock                         $5,754,600            $     --          $     --              $5,754,600
Other ....                               --                    --                --                      --
                                   ----------            --------          --------              ----------
                                   $5,754,600            $     --          $     --              $5,754,600
                                   ==========            ========          ========              ==========



           There were no sales of securities held to maturity during the years ended March 31, 1999, 1998 and 1997. Proceeds from calls of investment securities held to maturity during the years ended March 31, 1999, 1998 and 1997 were $1,797,042, $2,000,000 and $7,000,000 respectively. No gains or losses were realized on these calls.

NOTE 5. MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET


                                                                            MARCH 31, 1999
                                                  -------------------------------------------------------------------
                                                  PRINCIPAL          UNAMORTIZED         UNSECURED        CARRYING
                                                   BALANCE            PREMIUMS           DISCOUNTS         VALUE
                                                  -------------     --------------    -------------      ------------
Government National Mortgage Association .        $ 7,682,759        $       --        $    52,123        $ 7,630,636
Federal Home Loan Mortgage Corporation ...         24,068,374           642,964             75,638         24,635,700
Federal National Mortgage Association ....         29,333,923           454,013             69,369         29,718,567
Small Business Administration ............          1,333,913                --              8,160          1,325,753
Collateralized Mortgage Obligations:
    Resolution Trust Corporation .........          2,253,881            28,135                 --          2,282,016
    Federal Home Loan Mortgage Corporation            647,010                --                 --            647,010
    Others ...............................            341,643             3,123                 --            344,766
                                                  -----------        ----------        -----------        -----------
                                                  $65,661,503        $1,128,235        $   205,291        $66,584,447
                                                  ===========        ==========        ===========        ===========



                                                                             MARCH 31, 1998
                                                  -------------------------------------------------------------------
                                                  PRINCIPAL          UNAMORTIZED         UNSECURED        CARRYING
                                                   BALANCE            PREMIUMS           DISCOUNTS         VALUE
                                                  -------------     --------------    -------------      ------------
Government National Mortgage Association.        $ 8,918,901        $        0        $    64,260        $ 8,854,642
Federal Home Loan Mortgage Corporation ..         35,141,886           872,418            112,803         35,901,501
Federal National Mortgage Association ...         36,264,031           529,740            109,146         36,684,625
Small Business Administration ...........          1,782,199                --             11,847          1,770,352
Collateralized Mortgage Obligations:
   Resolution Trust Corporation .........          6,478,542            85,901                 --          6,564,443
   Federal Home Loan Mortgage Corporation          1,340,298                --                 --          1,340,298
   Others ...............................                 --                --                 --                 --
                                                 -----------        ----------        -----------        -----------
                                                 $89,925,857        $1,488,059        $   298,056        $91,115,861
                                                 ===========        ==========        ===========        ===========

           A summary of gross unrealized gains and losses and estimated fair value follows:


                                                                                          MARCH 31, 1999
                                                                   ----------------------------------------------------------
                                                                                        GROSS UNREALIZED
                                                                                  ---------------------------
                                                                   CARRYING                                        ESTIMATED
                                                                     VALUE            GAINS          LOSSES       FAIR-VALUE
                                                                  -----------     -----------     -----------     -----------
Government National Mortgage Association ....................     $ 7,630,636     $    55,247     $      --       $ 7,685,883
Federal Home Loan Mortgage Corporation ......................      24,635,700            --           772,153      23,863,547
Federal National Mortgage Association .......................      29,718,567            --           140,411      29,578,156
Small Business Administration ...............................       1,325,753           4,255            --         1,330,008
Collateralized Mortgage Obligations:
    Resolution Trust Corporation ............................       2,282,016            --            36,023       2,245,993
    Federal Home Loan Mortgage Corporation ..................         647,010            --             1,820         645,190
    Others ..................................................         344,766              27            --           344,793
                                                                  -----------     -----------     -----------     -----------
                                                                  $66,584,447     $    59,529     $   950,408     $65,693,568
                                                                  ===========     ===========     ===========     ===========

                                                                                          MARCH 31, 1998
                                                                   ----------------------------------------------------------
                                                                                        GROSS UNREALIZED
                                                                                  ---------------------------
                                                                   CARRYING                                        ESTIMATED
                                                                     VALUE            GAINS          LOSSES       FAIR-VALUE
                                                                  -----------     -----------     -----------     -----------
Government National Mortgage Association                          $ 8,854,642     $      --       $    39,022     $ 8,156,620
Federal Home Loan Mortgage Corporation                             35,901,501            --           585,759      35,315,741
Federal National Mortgage Association                              36,684,625            --           206,223      36,478,402
Small Business Administration                                       1,770,352          40,744            --         1,811,096
Collateralized Mortgage Obligations:
    Resolution Trust Corporation                                    1,340,298            --           116,838       1,329,408
    Federal Home Loan Mortgage                                      6,564,443            --            10,890       6,447,605
    Others                                                               --              --              --              --
                                                                  -----------     -----------     -----------     -----------
                                                                  $91,115,861     $    40,744     $   958,732     $90,197,873
                                                                  ===========     ===========     ===========     ===========


      The following is a schedule of final maturities as of March 31,1999:


                                      CARRYING       ESTIMATED
                                       VALUE         FAIR VALUE
                                    -----------     -----------
                                           (IN THOUSANDS)
After one through five years...     $   647,010     $   645,190
After five through ten years...       4,204,883       4,210,558
After ten years ...............      61,732,554      60,837,820
                                    -----------     -----------
                                    $66,584,447     $65,693,568
                                    ===========     ===========

           There were no sales of mortgage-backed securities held to maturity during the years ended March 31,1999, 1998 and 1997.

NOTE 6. LOANS RECEIVABLE, NET

                                                           YEAR ENDED MARCH 31,
                                         ---------------------------------------------------
                                                  1999               1998               1997
                                         ---------------------------------------------------
Real estate mortgage:
   One- to four- family ............     $ 181,320,829      $ 188,761,350      $ 139,961,350
   Multi-family ....................        52,365,984         49,289,001         19,935,991
   Non-residential .................        23,092,010         12,789,230         22,415,427
   Equity and second mortgages .....           424,981            443,907            586,300
                                         -------------      -------------      -------------
                                           257,203,804        251,283,488        182,899,068
                                         -------------      -------------      -------------
Real estate construction ...........        11,047,185         15,993,381         14,386,137
                                         -------------      -------------      -------------
Commercial loans ...................           616,325          1,442,158          3,192,251
                                         -------------      -------------      -------------
Consumer:
   Savings accounts(1) .............           376,227            997,804            954,635
   Student education ...............           147,064            174,313            974,892
   Other ...........................         7,883,503         12,478,147          3,600,859
                                         -------------      -------------      -------------
                                             8,406,794         13,650,264          5,530,386
                                         -------------      -------------      -------------
Total loans ........................       277,274,107        282,369,290        206,007,842
                                         -------------      -------------      -------------
Add: Premium .......................         1,013,770          1,555,397          1,804,938
Less: Loans in process .............        (2,635,520)        (4,752,246)        (6,854,591)
Allowance for loan losses ..........        (4,020,100)        (3,138,000)        (2,245,746)
Deferred loan fees and discounts ...        (1,110,406)        (1,080,104)          (794,770)
                                         -------------      -------------      -------------
                                            (6,752,257)        (7,414,953)        (8,090,169)
                                         -------------      -------------      -------------
                                         $ 270,521,851      $ 274,954,337      $ 197,917,673
                                         =============      =============      =============

---------------------

(1) Loan secured by passbook accounts and certificates of deposit.


         The following is an analysis of the allowance for loan losses:


                                                                  Year Ended March 31,
                                                 ---------------------------------------------
                                                        1999             1998             1997
                                                 ---------------------------------------------
Balance--beginning .........................     $ 3,138,000      $ 2,245,746      $ 1,204,496
Provision charged to operations ............       4,231,176        1,259,532        1,698,508
Recoveries of amounts previously charged off          81,713             --             49,940
Loans charged off ..........................      (3,430,788)        (367,278)        (699,198)
                                                 -----------      -----------      -----------
Balance--ending ............................     $ 4,020,101      $ 3,138,000      $ 2,245,746
                                                 ===========      ===========      ===========

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


                               YEAR ENDED MARCH 31,
                          -----------------------------
                            1999       1998       1997
                          -----------------------------
                                  (IN THOUSANDS)
Non-accrual loans....     $2,417     $5,568     $2,872
Restructured loans...       --          807        413
                          ------     ------     ------
                          $2,417     $6,375     $3,285
                          ======     ======     ======

                                                                                            YEAR ENDED MARCH 31,
                                                                                           ----------------------
                                                                                           1999     1998     1997
                                                                                           ----------------------
                                                                                               (IN THOUSANDS)
Interest income which would have been recorded had
     loans performed in accordance with original contracts............................     $419     $762     $393
Interest income received .............................................................      107      285      147
                                                                                           ----     ----     ----
Interest income lost .................................................................     $312     $477     $246
                                                                                           ====     ====     ====

           At March 31, 1999, loans to officers totaled approximately $472,000. In addition, the Bank carried three loans to former officers totaling approximately $290,000.

           The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:


                               YEAR ENDED MARCH 31,
                          -------------------------
                               1999           1998
                          -------------------------
                                (IN THOUSANDS)
Balance--beginning...     $ 850,195      $ 649,607
Loans originated ....          --          464,488
Other ...............          --         (243,789)
Repayments ..........      (378,578)       (20,111)
                          ---------      ---------
Balance--ending .....     $ 471,617      $ 850,195
                          =========      =========


NOTE 7. LOANS SERVICING

           The mortgage loan portfolios serviced for the FHLMC and Fannie Mae are not included in the accompanying financial statements. The unpaid principal balances of these loans aggregated $3,035,000, $3,696,000 and $3,881,000 at March 31, 1999, 1998 and 1997, respectively.

           Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $55,000, $61,000 and $80,000 at March 31, 1999, 1998 and 1997, respectively.

NOTE 8. PREMISES AND EQUIPMENT, NET


                                                               MARCH 31,
                                                   ----------------------------
                                                          1999            1998
                                                   ----------------------------
Land .........................................     $   450,952     $   450,952
Buildings and improvements ...................       8,501,923       8,431,160
Leasehold improvements .......................         697,903         395,770
Furnishings and equipment ....................       5,546,236       4,231,094
Construction in process ......................           --            299,809
                                                   -----------     -----------
                                                    15,197,014      13,808,785
Less accumulated depreciation and amortization       3,312,032       2,263,158
                                                   -----------     -----------
                                                   $11,884,983     $11,545,627
                                                   ===========     ===========

           Depreciation and amortization charged to operations for the years ended March 31, 1999, 1998 and 1997 were $1,042,659, $695,000 and $664,000, respectively.

NOTE 9. ACCRUED INTEREST RECEIVABLE, NET


                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                                    1999            1998
                                                                             ---------------------------
Loans ..................................................................     $ 2,311,991     $ 2,164,713
Mortgage-backed securities .............................................         522,530         745,533
Investments and other interest-bearing assets ..........................          26,172          98,918
                                                                             -----------     -----------
                                                                               2,860,693       3,009,164
Less allowance for uncollected interest ................................              --(1)     (243,321)
                                                                             -----------     -----------
                                                                             $ 2,860,693     $ 2,762,843
                                                                             ===========     ===========


(1) Allowance for uncollected interest is included in the Bank's general allowance loss.


NOTE 10. EXCESS OF COST OVER ASSETS ACQUIRED, NET


                                       MARCH 31,
                            -------------------------
                                  1999           1998
                            -------------------------
Core deposit premium...     $  992,956     $1,198,405
Acquisition costs .....         36,897         47,712
                            ----------     ----------
                            $1,029,853     $1,246,117
                            ==========     ==========


NOTE 11. DEPOSITS


                                                                             MARCH 31,
                                                              1999                                  1998
                                                -----------------------------------------------------------------------
                                                WEIGHTED                              WEIGHTED
                                                AVERAGE                               AVERAGE
                                                 RATE        AMOUNT     PERCENT        RATE         AMOUNT      PERCENT
                                                -----------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
DEMAND:
   Interest bearing.......................      1.94%    $   16,102      0.06%         2.23%    $   19,230       6.99%
   Non-interest-bearing...................        --         10,609      0.04          0.00          9,687        3.52
                                                ----     ----------     -----          ----     ----------     -------
                                                  --         26,711      0.10          1.48         28,917       10.52
                                                ----     ----------     -----          ----     ----------     -------
SAVINGS:
   Savings and club.......................      2.51        143,795      0.52          2.50        145,448      52.93
   Money Management.......................      2.93         20,932      0.08          3.22         21,496       7.82
   Certificate of Deposit.................      4.55         85,561      0.31          5.24         79,033      28.74
                                                ----     ----------     -----          ----     ----------     -------
                                                  --        250,288      0.90          3.46        246,072      89.48
                                                ----     ----------     -----          ----     ----------     -------
                                                3.04%    $  276,999     1.00%          3.24%    $  274,894     100.00%
                                                ====     ==========     ====           ====     ==========     ======

      The scheduled maturities of certificates of deposits are as follows:


                                           MARCH 31,
                                    --------------------
                                       1999        1998
                                    --------------------
                                       (IN THOUSANDS)
One year or less ..............     $18,033     $23,765
After one year to three years .      30,944      38,605
After three years to five years      10,197          29
After five years ..............      26,387      16,634
                                    -------     -------
                                    $85,561     $79,033
                                    =======     =======

           The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $15,915,000 and $11,625,000 at March 31,1999 and 1998, respectively.

           Interest expense on deposits consists of the following:


                                                                            FOR YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      1999             1998             1997
                                                               ---------------------------------------------
Demand ...................................................     $   313,391      $   364,774      $   332,393
Savings and clubs ........................................       3,604,347        3,601,095        3,542,024
Money Management .........................................         613,267          691,939          657,529
Certificates of deposit ..................................       3,902,435        3,948,687        3,844,009
                                                               -----------      -----------      -----------
                                                                 8,433,440        8,606,495        8,375,955
Penalty for early withdrawals of certificate of deposit...         (12,214)         (10,137)         (20,787)
                                                               -----------      -----------      -----------
                                                               $ 8,421,226      $ 8,596,358      $ 8,355,168
                                                               ===========      ===========      ===========


NOTE 12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE


                                                                                                         MARCH 31,
                                                                                                ------------------------------
LENDER                                      MATURITY                      INTEREST RATE          1999                  1998
------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank                   April 13, 1998                        5.77%        $                       $5,700,000
Federal Home Loan Bank                     May 26, 1998                        5.89                                  6,000,000
Federal Home Loan Bank                    June 23, 1998                        5.98                                  5,000,000
Federal Home Loan Bank                    June 23, 1998                        5.89                                  6,000,000
Federal Home Loan Bank                    July 28, 1998                        5.91                                  6,000,000
Federal Home Loan Bank                    July 29, 1998                        5.91                                  8,000,000
Federal Home Loan Bank                  August 14, 1998                        5.91                                  4,000,000
Federal Home Loan Bank                September 3, 1998                        5.92                                  6,500,000
Federal Home Loan Bank                 October 27, 1998                        5.58                                  6,000,000
Federal Home Loan Bank                November 26, 1998                        5.81                                  4,820,000
Federal Home Loan Bank                February 26, 1999                        5.91                                  8,000,000
Morgan Stanley Repo                     August 13, 1999                        5.79            4,000,000
Federal Home Loan Bank                December 20, 1999                        5.82                                  5,000,000
Federal Home Loan Bank                    March 2, 2000                        5.75            7,000,000             7,000,000
Federal Home Loan Bank                 January 26, 2000                        5.82                                  9,000,000
Federal Home Loan Bank                     May 22, 2000                        5.88            4,400,000
Federal Home Loan Bank                    July 26, 2000                        5.41            8,000,000
Federal Home Loan Bank                September 5, 2000                        5.40            6,750,000
Federal Home Loan Bank                 October 26, 2000                        4.81            5,187,000
                                                                                            ------------
                                                                                            $ 35,337,000          $ 87,020,000
                                                                                            ============          ============

           Information concerning borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:


                                                                                                      FOR THE YEAR ENDED
                                                                                                           MARCH 31,
                                                                                             ------------------------------------
                                                                                                 1999                       1998
                                                                                             ------------------------------------
                                                                                                        (IN THOUSANDS)

Average balance during the year........................................................      $  59,296                  $  78,310
Average interest rate during the year..................................................           5.74%                      5.79%
Maximum month-end balance during the year..............................................      $  85,720                  $  87,020
Mortgage-backed securities underlying the agreements at year end:
      Carrying value...................................................................      $  39,343                  $  59,065
      Estimated fair value.............................................................      $  39,316                  $  59,090

NOTE 13. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK



                                                               MARCH 31,
                                  ------------------------------------------------------------------------
                                                 1999                                      1998
           MATURING               ------------------------------------------------------------------------
          YEAR ENDED                WEIGHTED                                 WEIGHTED
           MARCH 31,              AVERAGE RATE           AMOUNT            AVERAGE-RATE             AMOUNT
           ---------              ------------           ------            ------------             ------
             1998                      --%          $         --                5.89%         $  21,000,000
             1999                    5.79              5,000,000                5.84              5,000,000
             2000                    5.33             40,000,000                5.85             10,000,000
             2001                    5.24             20,000,000                                         --
             2003                    3.58                358,700                3.58                372,596
             2012                    3.50                349,766                3.50                369,090
                                                    ------------                              -------------
                                                    $ 65,708,466                              $  36,741,686
                                                    ============                              =============

           At March 31, 1999 and 1998, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $5,754,600 respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

NOTE 14. INCOME TAXES

           The Bank qualifies as a thrift institution under the provisions of the Code and is therefore permitted to deduct from taxable income an allowance for bad debts based on the greater of: (1) actual loan losses (the "experience method"); or (2) eight percent of taxable income before such bad debt deduction less certain adjustments (the "percentage method"). For the years ended
March 31, 1999, March 31, 1998, and March 31, 1997, the deductions for bad debt was computed using the percentage method.

           Retained earnings at March 31, 1999, includes approximately $4,183,000 of such bad debts, for which federal income taxes have not been provided. If such amount is used for purpose other than bad debts losses, including distributions in liquidation, it will be subject to federal income tax at the current rate.

            The components of income taxes are summarized as follows:


                                     YEAR ENDED MARCH 31,
                      -----------------------------------------------
                             1999             1998             1997
                      -----------------------------------------------
Current (Benefit)     $(1,499,367)     $   966,000      $(1,348,259)
Deferred ........            --            237,466           73,181
                      -----------      -----------      -----------
                      $(1,499,367)     $ 1,203,466      $(1,275,078)
                      ===========      ===========      ===========

         In connection with the operating loss incurred in the year ended March 31, 1999, the Company has a net operating loss ("NOL"), a portion of which was used to recover income taxes previously paid. The balance of the NOL expires during 2019. The NOL will be available to offset future operating income. The NOL at March 31, 1999 was $4,892,000.

           The following table presents a reconciliation between the reported income taxes and the federal income taxes which would be computed by applying the standard federal income tax rate of 34% to income before income taxes:


                                                                                 YEAR ENDED MARCH 31,
                                                -----------------------------------------------------------------------------------
                                                             1999                       1998                         1997
                                                -----------------------------------------------------------------------------------
                                                   AMOUNT       PERCENT        AMOUNT        PERCENT         AMOUNT        PERCENT
                                                -----------------------------------------------------------------------------------
Income taxes ..............................     $(2,023,680)  (34.00)%     $   765,000        34.00%     $ (1,025,014)     (34.00)%
Increases (reductions) in income taxes
resulting from:
Statutory bad debts deduction .............         272,340     4.58           303,000        13.47                --          --
Amortization of intangibles ...............          74,000     1.24           (34,000)       (1.51)          (43,324)      (1.44)
Dividend exclusion ........................        (117,000)   (1.97)          (85,200)       (3.79)         (373,400)     (12.39)
State and city income taxes, net of federal
   income tax effect ......................         295,000     4.96          (304,660)       12.47          (166,660)      (5.53)
Other items, net ..........................                                    (49,334)       (2.15)               --          --
                                                -----------   ------       -----------        -----      ------------       -----
Effective income taxes (benefit) ..........     $(1,499,340)  (25.19)%     $ 1,203,466        53.49        (1,275,078)      72.30%
                                                ===========   ======       ===========        =====      ============       =====

         At March 31, 1999, income taxes payable of $379,076 are included in other liabilities. The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                                                                                         MARCH 31,
                                                                                           ----------------------------------
                                                                                               1999                     1998
                                                                                           ----------------------------------
DEFERRED TAX ASSETS
Reserve for uncollected interest....................................................        $114,400              $   114,360
Loan and real estate owned losses in excess of bad
    debts deduction.................................................................         299,000                  188,000
Deferred loan fees..................................................................         161,700                  151,400
Accrued pension.....................................................................         (63,165)                 (63,165)
Write down of common stock..........................................................              --                   19,829
Reserve for losses on other assets..................................................          98,741                   98,741
Unrealized loss on securities available for sale....................................              --                   40,410
                                                                                            --------              -----------
Other...............................................................................          68,000                   65,165
                                                                                            --------              -----------
                                                                                             678,676                  612,740
DEFERRED TAX LIABILITIES
Savings premium.....................................................................         209,000                  209,883
Depreciation........................................................................         430,800                  330,800
                                                                                            --------              -----------
Sub total...........................................................................          38,876                  540,683
Less: Valuation allowance...........................................................         (38,876)                      --
                                                                                            --------              -----------
Net deferred tax assets included in other assets....................................        $     --               $   72,057
                                                                                            =========             ===========


NOTE 15. REGULATORY CAPITAL

           The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. As required by the Financial Institutions Reform, Recovery, and Enforcement Act, the OTS promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.50% and 3.00%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.00% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.00%, the FDICIA stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31,1999 and 1998, the Bank exceeded all the current capital requirements.

           The following table sets out the Bank's various regulatory capital categories at March 31, 1999.



                                           At March 31, 1999
                                         ---------------------
                                         DOLLARS    PERCENTAGE
                                         -------    ----------
                                           (IN THOUSANDS)
Tangible capital .....................    25,916      6.26%
Core/leverage capital ................    25,953      6.27
Tier 1 risk-based capital.............    28,580     13.38
Total risk-based capital..............    28,580     13.38


           The following table reconciles the Bank's stockholders' equity at March 31, 1999, under generally accepted accounting principles to regulatory capital requirements:


                                                           REGULATORY CAPITAL REQUIREMENTS
                                               ----------------------------------------------------
                                                  GAAP       TANGIBLE     TIER/CORE      RISK-BASED
                                                CAPITAL       CAPITAL       CAPITAL        CAPITAL
                                               ---------     --------     ---------      ----------

Stockholders' Equity at March 31, 1999 (1)     $ 26,946      $ 26,946      $ 26,946      $ 26,946
                                               ========
Add:
    Unrealized loss on securities ........                         --            --            --
        available for sale, net
    General valuation allowances .........                         --            --         2,667
    Qualifying intangible assets .........                         --            37            37
Deduct:
    Goodwill .............................                     (1,030)       (1,030)       (1,030)
    Excess of net deferred tax assets ....                         --            --            --
    Asset required to be deducted ........                         --            --           (40)
                                                             --------      --------      --------
    Regulatory capital ...................                     25,916        25,953        28,580
    Minimum capital requirement ..........                      6,211        16,563        17,083
                                                             --------      --------      --------
    Regulatory capital excess ............                   $ 19,705      $  9,390      $ 11,497
                                                             ========      ========      ========

----------------------

(1)  Reflects Bank only.


NOTE 16. BENEFIT PLANS

Pension Plan

           Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan's funded status:


                                                                             MARCH 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
                                                                          (IN THOUSANDS)
Actuarial present value of benefit obligation including
     vested benefits of $2,054,535 and $1,690,000 ..........     $ 2,593,359      $ 2,382,850
Projected benefit obligation ...............................       3,144,934        2,796,385
Plan assets at fair value ..................................       3,625,222        3,275,671
Plan assets in excess of projected benefit obligation ......         480,288          474,255
Unrecognized net obligation being amortized over 19.75 years         294,873          330,567
Unrecognized prior service cost ............................          16,544           18,678
Unrecognized net (gain) ....................................        (943,321)        (947,721)
(Accrued) pension cost included other liabilities ..........     $  (122,769)     $  (119,181)

          Net periodic pension cost included the following components:


                                              YEAR ENDED MARCH 31,
                                  ----------------------------------------
                                       1999           1998           1997
                                  ----------------------------------------
Service cost                      $ 161,729      $ 158,235      $ 115,541
Interest cost                       188,592        182,273        158,379
Return on plan assets              (456,614)      (387,657)      (318,555)
Net deferral and amortization       188,174        133,928        157,672
                                  ---------      ---------      ---------
Net periodic pension cost         $  81,881      $  86,779      $  55,057
                                  =========      =========      =========

           Significant actuarial assumptions used in determining plan benefits are:


                                                 YEAR ENDED MARCH 31,
                                            -------------------------------
                                            1999         1998         1997
                                            -------------------------------
Annual salary increase .............        4.50%        5.50%        5.00%
Long-term return on assets .........        8.00%        8.00%        8.00%
Discount rate used in measurement of
   benefit obligations .............        6.75%        7.50%        7.00%

Savings Incentive Plan

           The Bank has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Employees may elect to defer up to the lesser of 15% or the maximum amount allowed under law of their compensation and may receive a percentage matching contribution from the Bank with respect to 50% of the eligible employee's contributions up to the maximum allowed by law. Total incentive plan expenses for the years ended March 31, 1999, 1998 and 1997 were $68,000, $73,000 and $63,500 respectively.

Directors' Retirement Plan

           Concurrent with the conversion to the stock form of ownership, the Bank adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director.


                                                                                                   MARCH 31,
                                                                                     -----------------------------------
                                                                                           1999                  1998
                                                                                     -----------------------------------
Actuarial present value of benefit obligation including vested
   benefits of $2,054,535 and $1,690,000.........................................    $   424,370            $   327,815
Projected benefit obligation.....................................................        795,439                479,672
Plan assets at fair value........................................................             --                     --
Projected benefit obligation in excess of plan assets............................        795,439                479,672
Unrecognized past service cost...................................................        110,464                165,700
Additional minimum liability.....................................................         89,477                 13,843
Accrued liability included in other liabilities..................................    $   424,370            $   327,815

           Net periodic pension cost for the years ended March 31, 1999, 1998 and 1997 included the following:


                                                        1999         1998         1997
                                                    -----------------------------------
Service cost ..................................     $     --     $ 42,403     $ 24,330
Interest cost .................................       50,918       31,562       31,395
Expected return on assets .....................           --           --           --
Amortization of:
     Unrecognized transition asset (obligation)           --           --           --
     Unrecognized gain (loss) .................       26,866           --           --
     Unrecognized past service liability ......       55,236           --           --
Net deferral and amortization (1) .............           --       58,758       55,324
                                                    --------     --------     --------
Net pension cost ..............................     $133,020     $132,723     $111,049
                                                    ========     ========     ========


(1) For fiscal years 1998 and 1997, amortization of unrecognized items were reported as net deferral and amortization cost

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

Management Recognition Plan

         Pursuant to the management recognition plan approved at the stockholders meeting held on September 12, 1995, the Bank recognized $62,000 and $93,000 as expense for the years ended March 31, 1999 and 1998.

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

         Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the share become outstanding for net income per common share computations. ESOP compensation expense was $171,000 and $241,000 for the years ended March 31, 1999 and 1998 respectively.

           The ESOP shares at March 31,1999 and 1998 are as follows:


                                                                         March 31
                                                             ----------------------------------
                                                                1999                    1998
                                                             ----------              ----------
                                                                  (DOLLARS IN THOUSANDS)
Allocated shares......................................       $ 75,755               $   50,236
Shares committed to be released.......................         19,995                   25,519
Unreleased shares.....................................         86,382                  106,377
                                                             --------               ----------
Total ESOP shares.....................................        182,132                  182,132
                                                             ========               ==========
Fair value of unreleased shares.......................       $755,843               $1,582,358


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

         The Bank has outstanding various loan commitments as follows:


                                                                                 MARCH 31,
                                                                    ---------------------------------
                                                                       1999                   1998
                                                                    ----------             ----------
Commitments To Originate Loans Mortgage........................     $7,440,520             $9,585,776
Commitments To Purchase Loans Mortgage.........................             --                     --
Commitments to Sell Loans Mortgage.............................             --                     --
Consumer Loans.................................................             --                     --
                                                                    ----------             ----------
Total..........................................................     $7,440,520             $9,585,776
                                                                    ==========             ==========

           At March 31,1999, of the $7,440,520 in outstanding commitments to originate mortgage loans, $3,940,000 are one-year loans, $235,000 are at fixed rates within a range of 7.00% to 7.125%, $630,000 is a balloon loan with a five year maturity and a rate of 9.875% and $2,635,520 are for commercial loans with adjustable rate whose initial rates range between 8.00% to 10.50%.

           At March 31,1999, undisbursed funds from approved commercial lines of credit totaled $4,500,000. All such lines are secured, including $1,000,000 in warehouse lines of credit secured by the underlying warehoused mortgages, expire within one year, and carry interest rates that float at 1.00% above the prime rate.

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

           Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $266,000, $263,000 and $285,000 for the years ended March 31, 1999, 1998, and 1997, respectively. As of March 31, 1999, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2011 are as follows:



      YEAR ENDED MARCH 31,               MINIMUM RENTAL
      --------------------------------------------------
                                         (IN THOUSANDS)
        1999                               $   252
        2000                                   255
        2001                                   258
        2002                                   264
        2003                                   267
        Thereafter                           1,725
                                           -------
                                           $ 3,021
                                           =======

           The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

Legal Proceedings

           Currently, the Bank is defending actions brought by three unrelated individuals who are alleging that the Bank and others were responsible for the injuries they suffered during the construction of the Bank's headquarters building during 1995. The cases were brought in the Supreme Court of the State of New York, County of Bronx. In the first case, Johnson v. Carver Federal Savings Bank and Norway Electric Corp., the plaintiff has requested damages of $2.0 million. The complaint was originally filed on June 26, 1995, and the case is scheduled for trial on September 21, 1999. In the second case, Galarza v. Carver Federal Savings Bank, DQS Construction & Flintlock Construction, Inc. and Flintlock Construction, Inc., the plaintiff requested damages of $3.0 million. The complaint was originally filed on September 20, 1995, and on May 28, 1999 the court granted summary judgment in favor of the plaintiff on the issue of liability. The Bank intends to appeal the judgment, and a trial to determine damages has yet to be scheduled. In the third case, Hardy v. Carver Federal Savings Bank and L.& L. Mason, Inc. and McKenzie & McKenzie Drywall, Inc., the plaintiff has requested damages of $2.0 million. The complaint was originally filed on June 26, 1995, and a trial has not yet been scheduled. The Bank has filed claims for indemnification against the general contractor responsible for the construction site in each of these cases. The Bank is contesting each of these cases vigorously.

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

           The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 1999 and 1998 are as follows:


                                                          AT MARCH 31,
                                       ------------------------------------------------
                                                1999                     1998
                                       ------------------------------------------------
                                       CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                        AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       --------    -----------   --------    ----------
                                                       (IN THOUSANDS)
Financial Assets:
      Cash and cash equivalents .     $ 21,321     $ 21,321     $ 15,120     $ 15,120
      Securities available ......     $ 29,918     $ 30,000     $ 28,408     $ 23,382
      Mortgage-backed securities      $ 66,584     $ 65,694     $ 91,116     $ 90,198
      Loans receivable ..........     $270,522     $272,711     $274,905     $276,170
      Accrued interest receivable     $  2,861     $  2,861     $  2,763     $  2,763
Financial Liabilities:
      Deposits ..................     $276,999     $276,999     $274,894     $273,401
      Securities sold under
        agreements to purchase ..     $ 35,337     $ 35,337     $ 87,020     $ 87,020
      Advances from Federal Home
        Loan Bank of New York ...     $ 65,708     $ 65,708     $ 36,742     $ 36,730
      Other borrowed money ......     $    993     $    993     $  1,184     $  1,184
Commitments:
      To originate loans ........     $  7,440     $  7,440     $  9,586     $  9,586
      To sell loans .............         --       $   --       $   --       $   --
      To fund line of credit ....     $  4,985     $  4,985     $  5,276     $  5,276

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

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                  YEAR ENDED MARCH 31, 1999(1)
                                       ------------------------------------------------
                                         FIRST        SECOND       THIRD       FOURTH
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                       ------------------------------------------------
Interest income ..................     $ 7,585      $ 7,001      $ 6,931      $ 6,956
Interest expense .................      (3,887)      (3,633)      (3,523)      (3,772)
Net interest income ..............       3,698        3,368        3,408        3,184
Provision for loan losses ........        (450)        (300)      (3,061)        (218)
Non-interest income loss .........         575          572          347          888
Non-interest expense .............       3,269        3,337        8,270        3,089
Income taxes (benefit) ...........         236          110       (1,847)        --
                                       -------      -------      -------      -------
Net income (loss) ................     $   318      $   193      $(5,729)     $   765
                                       =======      =======      =======      =======
Net income (loss) per common share     $   .14      $   .09      $ (2.59)     $   .35
                                       =======      =======      =======      =======

                                                  YEAR ENDED MARCH 31, 1998(1)
                                       ------------------------------------------------
                                         FIRST        SECOND       THIRD       FOURTH
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                       ------------------------------------------------
Interest income ..................     $ 6,797      $ 7,146      $ 6,931      $ 6,954
Interest expense .................      (3,820)      (3,828)      (3,694)      (3,677)
Net interest income ..............       2,977        3,318        3,237        3,277
Provision for loan losses ........        (168)        (171)        (280)        (691)
Non-interest income loss .........         316          353          550        1,133
Non-interest expense .............      (2,561)      (2,902)      (2,938)      (3,200)
Income taxes (benefit) ...........         254          269          268          413
                                       -------      -------      -------      -------
Net income (loss) ................     $   310      $   329      $   301      $   106
                                       =======      =======      =======      =======
Net income (loss) per common share     $  0.14      $  0.15      $  0.14      $  0.05
                                       =======      =======      =======      =======

-------------
(1) Sum of four quarter results may not equal year-end results due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information regarding Directors and Executive Officers of the Registrant is included under the headings, "Information with respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days from March 31, 1999, and is incorporated herein by reference. Information regarding Executive Officers, who are not Directors, appears under the caption "Executive Officers of the Holding Company" included in Item 1 of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

           Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days from March 31, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days from March 31, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Information regarding certain relationships and related transactions is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days from March 31, 1999 and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) List of Documents Filed as Part of this Report

                  (1) Consolidated Financial Statements. The following are incorporated by reference from Item 8 hereof.

                           Independent Auditors' Report

                           Consolidated Statements of Financial Condition as of March 31, 1999 and 1998

                           Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 1999

                           Consolidated Statements of Changes in
                           Stockholders' Equity for Each of the Years in the Three-Year Period Ended March 31, 1999

                           Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 1999

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

         (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

                  (1) Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 1999, announcing an expected non-recurring third quarter loss, the termination of the Chief Executive Officer and the appointment of an operating committee.

         (c)      Exhibits required by Item 601 of Regulation S-K:

           NO.       EXHIBIT

         3.1      Certificate of Incorporation of Carver Bancorp, Inc.(1)

         3.2      Bylaws of Carver Bancorp, Inc.(1)

         4.1      Stock certificate of Carver Bancorp, Inc.(1)

         4.2      Federal Stock Charter of Carver Federal Savings Bank(1)

         4.3      Bylaws of Carver Federal Savings Bank(1)

         4.4      Amendments to Bylaws of Carver Federal Savings Bank (3)

         10.1 Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995(1)

         10.2 Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1989(1)

         10.3 Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of May 1, 1993(1)

         10.4 Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1993(1)

         10.5 Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993(1)

         10.6 Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994(1)

         10.7 Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)

         10.8 Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)

         10.9 Employment Agreement by and between Carver Federal Savings Bank and Thomas L. Clark, entered into as of April 1, 1997(2)

         10.10 Employment Agreement by and between Carver Bancorp, Inc. and Thomas L. Clark, entered into as of April 1, 1997(2)

         10.11 Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999

         10.12 Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Mitchell & Titus LLP

         27.1 Financial Data Schedule (only submitted with filing in electronic format)

         99.1 Proxy Statement for the 1999 Annual Meeting of Stockholders of Carver Bancorp, Inc. to be filed with the Securities and Exchange Commission within 120 days from March 31, 1999 is incorporated herein by reference.


(1) Incorporated herein by reference to Registration Statement No. 333-0559 on Form S-4 of Carver Bancorp. Inc., filed with the Securities and Exchange Commission during July 1997, as amended.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CARVER BANCORP, INC.

June 28, 1999                         By  /s/  DEBORAH C. WRIGHT
                                          --------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ DEBORAH C. WRIGHT                   President, Chief Executive                                June 28, 1999
     ---------------------                   Officer and Director
     Deborah C. Wright                       (Principal Executive Officer)

By:  /s/ WALTER T. BOND                      Acting Chief Financial Officer and                        June 28, 1999
     ---------------------                   Chief Investment Officer (Principal
     Walter T. Bond                          Financial and Accounting Officer)


By:  /s/ DAVID N. DINKINS                    Director                                                  June 26, 1999
     ---------------------
     David N. Dinkins

By:  /s/ LINDA H. DUNHAM                     Director                                                  June 28, 1999
     ---------------------
     Linda H. Dunham

By:  /s/ HERMAN JOHNSON                      Director                                                  June 26, 1999
     ---------------------
     Herman Johnson

By:  /s/ DAVID R. JONES                      Chairman of the Board and Director                        June 28, 1999
     ---------------------
     David R. Jones

By:  /s/ PAZEL G. JACKSON                    Director                                                  June 28, 1999
     ---------------------
     Pazel G. Jackson

By:  /s/ ROBERT J. FRANZ                     Director                                                  June 28, 1999
     ---------------------
     Robert J. Franz

                                EXHIBIT INDEX


       Exhibit    Description
         No.

         3.1      Certificate of Incorporation of Carver Bancorp, Inc.(1)

         3.2      Bylaws of Carver Bancorp, Inc.(1)

         4.1      Stock certificate of Carver Bancorp, Inc.(1)

         4.2      Federal Stock Charter of Carver Federal Savings Bank(1)

         4.3      Bylaws of Carver Federal Savings Bank(1)

         4.4      Amendments to Bylaws of Carver Federal Savings Bank (3)

         10.1 Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995(1)

         10.2 Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1989(1)

         10.3 Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of May 1, 1993(1)

         10.4 Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1993(1)

         10.5 Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993(1)

         10.6 Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994(1)

         10.7 Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)

         10.8 Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)

         10.9 Employment Agreement by and between Carver Federal Savings Bank and Thomas L. Clark, entered into as of April 1, 1997(2)

         10.10 Employment Agreement by and between Carver Bancorp, Inc. and Thomas L. Clark, entered into as of April 1, 1997(2)

         10.11 Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999

         10.12 Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Mitchell & Titus LLP

         27.1 Financial Data Schedule (only submitted with filing in electronic format)

         99.1 Proxy Statement for the 1999 Annual Meeting of Stockholders of Carver Bancorp, Inc. to be filed with the Securities and Exchange Commission within 120 days from March 31, 1999 is incorporated herein by reference.


(1) Incorporated herein by reference to Registration Statement No. 333-0559 on Form S-4 of Carver Bancorp. Inc., filed with the Securities and Exchange Commission during July 1997, as amended.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.