Form 10-K/A
period 1999-03-31
CARVER BANCORP INC
filed 1999-07-29
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

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


                         COMMISSION FILE NUMBER: 0-21487

                              CARVER BANCORP, INC.
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           13-3904174
              --------                                           ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
          OR ORGANIZATION)                                   IDENTIFICATION NO.)

75 WEST 125TH STREET, NEW YORK, NEW YORK                           10027
----------------------------------------                           -----
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

YES /X/        NO / /

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION WITH RESPECT TO DIRECTORS

     The following table sets forth certain information with respect to each director of Carver Bancorp, Inc. (the "Company"). There are no arrangements or understandings between the Company and any director pursuant to which such person was elected to be a director of the Company.


                                               END OF            POSITION HELD WITH THE
       NAME                       AGE (1)       TERM              COMPANY AND THE BANK              DIRECTOR SINCE (2)
       ----                       -------       ----              --------------------              ------------------
Deborah C. Wright                   41          2001           President, Chief Executive                 1999 (3)
                                                                  Officer and Director

David N. Dinkins                    72          1999                    Director                          1996

Linda H. Dunham                     49          2000                    Director                          1996

Robert J. Franz                     61          2000                    Director                          1997

Pazel G. Jackson, Jr.               64          2001                    Director                          1997

Herman Johnson, CPA                 63          2001                    Director                          1981

David R. Jones                      51          1999              Chairman of the Board                   1989
                                                                      and Director

------------------------
(1)  As of April 30, 1999.

(2) Includes terms as directors of Carver Federal Savings Bank (the "Bank") prior to the incorporation of the Company in 1996.

(3) In accordance with Article VI, Section 3 of the Company's Certificate of Incorporation and Article IV, Section 10 or the Company's By-Laws, the Board appointed Ms. Wright as a director of the Company as of June 1, 1999, in order to fill the vacancy created by the resignation of Thomas L. Clark, Jr., who resigned as a director of the Company as of June 1, 1999. Mr. Clark's term as a director was scheduled to expire at the 2001 Annual Meeting of Shareholders of the Company. Accordingly, Ms. Wright's current term as a director will expire at such meeting.

     The principal occupation and business experience of each director is set forth below.

     DEBORAH C. WRIGHT is currently President, Chief Executive Officer and Director of Carver Bancorp, Inc. and Carver Federal Savings Bank, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named to the New York City Housing Authority Board, by Mayor David N. Dinkins, which manages New York City's 189,000 public housing units. She serves on the boards of the Initiative for a Competitive Inner City, The Municipal Art Society of New York, The New York City Partnership, Inc., PENCIL, Inc., The Newman Real Estate Institute at Baruch College and The Center on Urban & Metropolitan Policy at the Brooking Institution. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

     DAVID N. DINKINS is currently a professor of public affairs at the Columbia University School of International and Public Affairs and a senior fellow of the Barnard-Columbia Center for Urban Policy. He also hosts a public affairs radio program, "Dialogue with Dinkins," on WLIB-AM, and continues to be an advocate for children, education, compassionate urban policy, and tolerance.

     The 106th Mayor of the City of New York, Mr. Dinkins began his career in public service in 1966 in the New York State Assembly, where he helped create the Search for Education, Elevation and Knowledge (SEEK) program, which provides low-income students with grants and educational assistance. He served as president of the New York Board of Elections from 1972 through 1973, during which time he established guidelines that encouraged wider voter registration. He was appointed City Clerk in 1975, a post he held for 10 years. He was elected President of the Borough of Manhattan in November 1985 and as Mayor of the City of New York in November 1989, serving a four-year term.

     Mr. Dinkins currently serves on the board of a number of non-profit and charitable organizations, many of which assist children and young people. Among them are the Association to Benefit Children; the Bard College Clemente Course in the Humanities; Body Sculpt of New York; the Children's Health Fund; the Federation of Protestant Welfare Agencies; Friends of the Nelson Mandela Children's Fund; the Andrew Goodman Foundation; Hope for Infants; the Howard Samuels Foundation; the International Tennis Hall of Fame; the Jazz Foundation of America; the Lenox Hill Neighborhood House; the National Urban Technology Center; the New York State International Partnership Program; the New York Junior Tennis League; the Prisoner's Legal Services of New York; and the U.S. Committee for UNICEF.

     Mr. Dinkins is the national chairman of the Black Leadership Commission on AIDS. He is the chairman of the board of the Constituency for Africa, and a member of the Advisory Board of Citizens for Service, the Ronald H. Brown Foundation, Shared Interest, and the South African-American Organization. He is a member of the Board of Advisors of the Aristide Foundation for Democracy, of the Advisory Group of the David C. Singler Foundation, of the Advisory Council of the Respect for Law Alliance, and of the Advisory Committee for T-Ball USA Association. He is a member of the President's Council of the New York City Mission Society; of the Steering Committee of the Association for a Better New York, and of the Honorary Board of Directors of the Rowell Foster Children's Positive Plan. He is an Honorary Life Trustee of the Community Service of New York, an Honorary Trustee of the Friends of Harlem Hospital, and a member of the Eastern Tennis Association Hall of Fame.

     Mr. Dinkins is also a member of the Council on Foreign Relations, the Taubman Center for State and Local Government at Harvard University's Kennedy School of Government and the Visiting Committee of the Robert J. Milano Graduate of Management and Urban Policy at the New School for Social Research.

     LINDA H. DUNHAM is Vice President of TCB Management Corporation and co-owner/operator of five McDonald's restaurants. For 16 years, she was employed by Chemical Bank in various management capacities in both the Retail and Private Banking Divisions. Ms. Dunham is Secretary of the Board of Ronald McDonald House of New York, a member of the Board of John Harms Center for the Arts, and a member of the National Board of Ronald McDonald House Charities. In addition, she is Vice President of the Black McDonald's Operator Association of New York/New Jersey.

     ROBERT J. FRANZ is a retired Senior Vice President of Booz-Allen & Hamilton, Inc., and former head of the firm's financial industries information technology practice. His entire business career has been focused on the financial services industries in technology and operations consulting, technology management and financial management. He began his business career at The Travelers Corporation where he managed the implementation of one of the first large-scale on-line computer systems in the country. Subsequently, he founded and managed their Corporate Systems Department. Mr. Franz spent twelve years at Arthur Andersen & Co. in New York where he was partner-in-charge of their worldwide capital markets and insurance consulting practices. He also was a member of their global management team for the banking industries. Subsequently, he was Managing Director at Morgan Stanley where he was Controller and Director of Financial Planning and Analysis.

     PAZEL G. JACKSON, JR. is currently employed as a Senior Vice President in the Community Development Group of Chase Manhattan Bank. Since January, 1995, Mr. Jackson has been responsible for new business development in targeted markets throughout the United States. Mr. Jackson is also responsible for assisting the Chase Manhattan Mortgage Corporation's staff in the development and implementation of a national low and moderate income outreach program. Prior to joining Chase Manhattan Bank, Mr. Jackson served as the Senior Credit Officer of the Residential Mortgage Division of Chemical Bank. As Senior Credit Officer, Mr. Jackson was directly responsible for Credit and Risk Management which included oversight of the following areas: credit policy, underwriting, appraisals, quality control, portfolio administration, asset recovery (workouts), post-closing operations and supervision of the Affordable Housing Unit. Mr. Jackson's previous business experience also includes employment as a Senior Vice President in charge of Commercial and Residential Lending at The Bowery Savings Bank. Mr. Jackson joined The Bowery in 1969 and held various positions at this financial savings institution including, Senior Vice President, Assistant to the Chairman (1985-1986); Senior Vice President, Division Head, Real Estate Finance (1981-1985); Senior Vice President, Marketing Director (1977-1981); and Vice President, Asset Recovery (1973-1977). Mr. Jackson also served as Assistant Commissioner, New York City Department of Buildings (1967-1968) and as Chief of Engineering Design for the 1964- 1965 New York World's Fair Corporation (1962-1966).

     HERMAN JOHNSON is currently self-employed as a certified public accountant in Brooklyn, New York, and has been so employed in such profession since 1962. Mr. Johnson currently serves as Chairman of the Board of Trustees of Mt. Sinai Baptist Church in Brooklyn and has been a Trustee since 1966. He formerly served as a Trustee of the Interfaith Medical Center in Brooklyn from 1987 to 1991.

     DAVID R. JONES has been a director of Carver Federal since 1989. He was appointed Chairman of the Board in October, 1995. Mr. Jones is currently the President and Chief Executive Officer of the Community Service Society of New York ("CSS"). One of the nation's oldest and largest nonprofit social welfare organizations, the 150-year-old agency uses direct help, research, advocacy and litigation to alleviate the effects of poverty, focusing on the areas of education, health care delivery, income security and affordable housing. Prior to joining CSS, Mr. Jones served for three years as Executive Director of the New York City Youth Bureau and as Special Advisor to Mayor Edward I. Koch. A member of the New York State and federal bars, he previously worked for four years as a corporate lawyer at the law firm of Cravath, Swaine & Moore. Earlier, he had been a clerk for federal Judge Constance Baker Motley and one of the last interns for U.S. Senator Robert F. Kennedy. Mr. Jones is currently on the boards of directors of the New York City Health and Hospitals Corporation, which runs 21 public hospitals and clinics, the Puerto Rican Legal Defense and Education Fund, and the New York Foundation. He also serves on the board of directors of the Prospect Park Alliance and is a member of the Board of Commissioners of the Black Leadership Commission on AIDS. A charter trustee of Wesleyan University, he also serves on the advisory boards of the John F. Kennedy School of Government of Harvard University and the Barnard-Columbia Center for Leadership on Urban Public Policy, and as a trustee of the New York Historical Society. He is the author of the "Urban Agenda" column which appears in the AMSTERDAM NEWS and ethnic papers throughout the nation and host of a local Cable TV show of the same name.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and certain officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent shareholders of the Company were complied with, except for the late filing with the SEC of one Form 3 "Initial Statement of Beneficial Ownership of Securities" by Anthony
M. Galleno upon first becoming an executive officer of the Company, the late filing of a Form 4 "Statement of Changes in Beneficial Ownership" by Raymond L. Bruce, an executive officer, reporting the grant of options to purchase 5,000 shares of Common Stock, and the late filing of a Form 5 "Annual Statement of Beneficial Ownership of Securities" by Mr. Bruce.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth cash and noncash compensation for the fiscal years ended March 31, 1999, 1998 and 1997 awarded to or earned by the Company's Chief Executive Officer and by each other executive officer whose compensation exceeded $100,000 for services rendered in all capacities to the Company and the Bank during the fiscal year ended March 31, 1999 ("Named Executive Officers"). No other officers received total compensation in excess of $100,000 in the fiscal year ended March 31, 1999.

                                            SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM COMPENSATION
                                                                                -------------------------------------------------
                                    ANNUAL COMPENSATION                                 AWARDS           PAYOUTS
                                    -------------------                         ---------------------- ------------
           (A)              (B)         (C)           (D)             (E)           (F)         (G)        (H)           (I)
                                                                     OTHER      RESTRICTED
                                                                    ANNUAL         STOCK       OPTIONS     LTIP        ALL OTHER
   NAME AND PRINCIPAL      FISCAL                                COMPENSATION     AWARDS       OPTIONS    PAYOUTS    COMPENSATION
        POSITIONS           YEAR     SALARY($)      BONUS($)        ($)(2)        ($)(3)         (#)        ($)           ($)
        ---------           ----     ---------      --------        ------        ------         ---        ---           ---

Thomas L. Clark, Jr. (1)    1999     200,000          --              --            --            --         --         16,631
Former President and        1998     200,000          14,520          --            --            --         --         25,720
Chief Executive Officer     1997     200,000          --              --           4,274         2,072       --         17,766

-----------------------------------
(1) Mr. Clark was removed as President and Chief Executive Officer in January, 1999. No bonus, stock option or restricted stock awards were granted to Mr. Clark under the Incentive Compensation Plan, the Option Plan or the MRP during the fiscal year ended March 31, 1999. Due to the termination of Mr. Clark's employment in January, 1999, he received salary payments of only $173,077 during the fiscal year ended March 31, 1999.

(2) Does not include perquisites and other personal benefits the value of which did not exceed the lesser of $50,000 or 10% of salary and bonus.

(3) Pursuant to the Incentive Compensation Plan, an award of 518 shares of restricted stock were made to Mr. Clark on August 20, 1996, which are scheduled to vest in five equal installments commencing on August 20,1997. The dollar amounts in the table for this 1997 award is based on the closing price of $8.25 per share of Common Stock on August 20, 1996, the award date, as reported on The Nasdaq Stock Market. When shares become vested and are distributed, the recipient also receives an amount equal to accumulated dividends and earnings thereon, if any. As of Mr. Clark's termination of employment, un-vested shares of restricted stock awarded to Mr. Clark were forfeited.

(4) Includes $4,538, $4,761 and $3,830 in matching contributions allocated to Mr. Clark's account under the Bank's 401(k) Plan for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

(6) Includes allocations under the ESOP of 1,382, 1,409 and 1,351 shares of Common Stock for the plan years ended December 31, 1998, 1997 and 1995 with total market values of $12,093, $20,959 and 13,003, respectively, as of March 31, 1999, 1998 and 1997 for the account of Mr. Clark.

EMPLOYEE BENEFIT PLANS

     MANAGEMENT RECOGNITION PLAN. The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 of the MRP, including Mr. Clark who received 17,357 shares of restricted stock. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.

     INCENTIVE COMPENSATION PLAN. The Incentive Compensation Plan provides incentive compensation to certain eligible employees in the form of bonuses, stock options and restricted stock. For each fiscal year, eligible employees will receive a bonus equal to 4% of such employee's compensation, multiplied by the lesser of 8 and the "Multiplier". In addition, each such employee will receive a restricted stock award of shares having a market value equal to 30% of the employee's bonus and an option to purchase 4 times the number of shares of restricted stock awarded to such employee.

     OPTION PLAN. The Option Plan provides for automatic option grants to certain employees as of September 12, 1995, including Mr. Clark who was granted options to purchase 34,715 shares of Common Stock at an exercise price of $10.38 per share. In addition, the Option Plan provides for additional discretionary option grants to those employees selected by the committee established to administer the Option Plan with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. Options granted under the Option Plan generally vest in three to five equal annual installments commencing on the first anniversary of the effective date of the grant, provided the recipient is still an employee of the Company or the Bank on such date. Upon death or disability, all options previously granted automatically become exercisable.

     The following table provides certain information with respect to the number of shares of Common Stock acquired through the exercise of, or represented by, outstanding stock options held by Mr. Clark on March 31, 1999. Also reported is the value for any "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of Common Stock, which was $8.75 per share. No new stock options were granted to Mr. Clark during the fiscal year ended March 31, 1999 under either the Incentive Compensation Plan or the Option Plan.

                                         FISCAL YEAR END OPTION/SAR VALUES
                                         ---------------------------------


                                                               NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED            IN-THE-MONEY
                               SHARES           VALUE         OPTIONS/SARS AT FISCAL       OPTIONS/SARS AT FISCAL
                            ACQUIRED ON      REALIZED ON           YEAR-END (1)                 YEAR-END (1)
                              EXERCISE         EXERCISE                 (#)                          ($)

NAME                             (#)             ($)         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                             ---             ---         -------------------------    -------------------------
Thomas L. Clark, Jr.             --              --                  21,657/15,130                   571/858

------------------------

(1) As of March 31, 1999, Mr. Clark held 2,072 options granted to him under the Incentive Compensation Plan with an exercise price of $8.06 per share, of which 828 were exercisable and 1,244 were unexercisable. All of these options are "in-the-money" options. As of March 31, 1999, Mr. Clark also held 34,715 options granted to him under the Option Plan with an exercise price of $10.38 per share, of which 20,829 were exercisable and 13,886 were unexercisable. None of these options are "in-the-money" options.

     PENSION PLAN. The Bank maintains a non-contributory, tax-qualified defined benefit plan (the "Pension Plan"). As required, the Bank annually contributes an amount to the Pension Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Employees who are 18 years of age or older and who have completed one year of service with the Bank are eligible to participate in the Pension Plan. Participants become 100% vested after five years of service, death, or termination of the Pension Plan, regardless of the participant's years of service. The Pension Plan also provides for early retirement benefits, on an actuarially reduced basis, at the election of a participant who terminates employment after age 55.

     Under the Pension Plan, each participant is entitled to a retirement benefit equal to the greater of (a) the product of 50% of final earnings (as defined in the Pension Plan) reduced by 50% of the social security amount (as defined in the Pension Plan) times the ratio of number of years of credited service (as defined in the Pension

Plan) up to a maximum of 15, over 15 if the participant's employment ceased after the normal retirement age (as defined in the Pension Plan) or multiplied by the ratio of the number of years of credited service divided by the greatest of (i) 15 and (ii) the number of years of credited service he or she would have had on his or her normal retirement date, if the participant's employment ceased prior to the normal retirement age (as defined in the Pension Plan), or (b) $25 multiplied by the number of the participants' months of credited service.

     The following table sets forth the estimated annual benefits that would be payable under the Pension Plan in the form of a single life annuity before reduction for the social security amount upon retirement at the normal retirement date. The amounts are expressed at various levels of compensation and years of service.


                                                     YEARS OF CREDITED SERVICE
                         ------------------------------------------------------------------------------------
FINAL EARNINGS           15                  20                   25                  30                   35
--------------           --                  --                   --                  --                   --

  $100,000            $50,000             $50,000              $50,000             $50,000              $50,000
   150,000             75,000              75,000               75,000              75,000               75,000
   200,000(1)         100,000             100,000              100,000             100,000              100,000
   250,000(1)         125,000             125,000              125,000             125,000              125,000

------------------------

(1) Under Section 401(a)(17) of the Code, a participant's compensation in excess of $160,000 (as adjusted to reflect cost-of- living increases) is disregarded for purposes of determining final earnings. The amounts shown in the table include the supplemental retirement benefits payable to Mr. Clark under his employment agreement to compensate for the limitation on includible compensation.

     Final earnings equal the average of the participant's highest three consecutive calendar years of taxable compensation during the last 10 full calendar years of employment prior to termination, or the average of the Participant's annual compensation over his or her total service, if less.

     Mr. Clark's years of Credited Service was four years and his Final Earnings were $192,398. Under the Pension Plan, Participants who cease employment with the Company before obtaining five years Credited Service generally forfeit any benefits which would accrue upon vesting and, accordingly, Mr. Clark will not receive Pension Plan benefits.

EMPLOYMENT AGREEMENTS AND SEVERANCE PROVISIONS

     EMPLOYMENT AGREEMENT WITH DEBORAH C. WRIGHT. As of June 1, 1999, both the Company and the Bank entered into employment agreements to secure the services of Deborah C. Wright as President and Chief Executive Officer of the Company and the Bank. The employment agreement with the Company is intended to set forth the aggregate compensation and benefits payable to Ms. Wright for all services rendered to the Company and any of its subsidiaries, including the Bank, and to the extent that payments under the Company's employment agreement and the Bank's employment agreement are duplicative, payments due under the Company's employment agreement would be offset by amounts actually paid by the Bank. Both employment agreements provide for an initial term of three years beginning June 1, 1999. Prior to the second anniversary date of the agreements, and each anniversary date thereafter, the term of the agreements may be extended an additional year after a review by the Board of the Bank and the Company of Ms. Wright's performance. Unless the Board or Ms. Wright determines not to extend the agreements, in general, at any point in time the remaining term of the agreements will be between one and two years.

     The employment agreements provide for an annual base salary of $235,000 which will be reviewed annually by the Board. Under the agreements, as of June 1, 1999, Ms. Wright is entitled to a restricted stock award of 7,500 shares of Common Stock, which will vest in equal installments over a three year period, and the grant of an option to purchase 30,000 shares of Common Stock, 50% of which is immediately exercisable and 50% of which will become exercisable in equal installments over a three year period. In addition, the employment agreements provide for an annual incentive payment based on the achievement of certain performance goals, future grant of stock awards, a supplemental retirement benefit, additional life insurance protection and participation in the various employee benefit plans maintained by the Company and the Bank from time to time. The agreements also provide customary corporate indemnification and errors and omissions insurance coverage throughout the term of the agreements and for six years thereafter.

     The Bank or the Company may terminate Ms. Wright's employment at any time for cause as defined in the employment agreements. In the event the Bank or the Company terminates Ms. Wright's employment for reasons other than for cause, she would be entitled to a severance benefit equal in value to the cash compensation, retirement and other fringe benefits she would have earned had she remained employed for the remaining term of the agreements. The same severance benefits would be available if Ms. Wright resigns during the term of the employment agreements following: a loss of title, office or membership on the Board; a material reduction in her duties, functions or responsibilities; involuntary relocation of her principal place of employment by over 30 miles from its location as of June 1, 1999; other material breach of contract by the Company or the Bank that is not cured within 30 days; or a change in control. In the event of a change in control, the remaining term of Ms. Wright's Agreement with the Company at any point in time will be three years unless written notice of non-renewal is given by the Board or Ms. Wright.

     A portion of the severance benefits payable to Ms. Wright under the employment agreements in the event of a change in control might constitute "excess parachute payments" current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. In the event that any amounts paid to Ms. Wright following a change of control would constitute "excess parachute payments", the employment agreement with the Company provides that she will be indemnified for any excise taxes imposed due to such excess parachute payments, and any additional income and employment taxes imposed as a result of such indemnification of excise taxes. Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Company or the Bank.

     SEVERANCE PROVISIONS UNDER EMPLOYMENT AGREEMENT WITH THOMAS L. CLARK. At the time of his termination of employment, Thomas L. Clark, the former President and Chief Executive Officer of the Company and the Bank, was a party to employment agreements with both the Company and the Bank. These agreements provide for the payment of severance benefits in certain circumstances in the event Mr. Clark's employment is terminated without "cause" as such term is defined under the agreements. While no severance payments were made under the employment agreements to Mr. Clark during the fiscal year ending March 31, 1999, under the severance provisions of the employment agreements, Mr. Clark potentially is entitled to a severance benefit equal in value to the cash compensation, retirement and other fringe benefits he would have earned had he remained employed for the remaining term of the agreements.

DIRECTORS' COMPENSATION

     DIRECTORS' FEES. The Bank's directors, other than the Chief Executive Officer, receive $600 per meeting attended of the Bank's Board of Directors, except that the Chairman receives a fee of $850 per meeting. In addition, the Chairman of the Board receives a quarterly retainer fee of $1,000. Fees for executive committee meetings are $700 per meeting and $475 for all other committee meetings. Ms. Wright does not receive fees for her attendance at meetings of the either the Company's or Bank's board of directors or their respective committees. Directors of the Bank also serve as directors of the Company, but do not receive additional fees for service as directors of the Company.

     DIRECTORS' RETIREMENT PLAN. The Bank maintains the Carver Federal Savings Bank Retirement Plan for Non employee Directors (the "Directors' Plan") to provide retirement benefits to directors of the Bank who are neither employees nor officers of the Bank. The Directors' Plan provides for a retirement benefit equal to the product of a director's "Vested Percentage" and the fees such director received for service on the Board during the calendar year preceding his or her retirement. A participant's "Vested Percentage" is based on his or her overall years of service on the Board of Directors of the Bank, and increases from 0% for less than six years of service, to 33% for between six and ten years of service, to 67% for between eleven and nineteen years of service and to 100% for more than twenty years of service. However, in the event a participant terminates service on the Board due to "disability" (as such term is defined in the Directors' Plan) or death, the participant's Vested Percentage becomes 100% regardless of his or her years of service. In the event of a director's death, a survivor benefit equal to 50% of the annual amount which would have been payable to such director had he or she survived will be paid to his or her surviving spouse. The Bank will pay such benefits from its general assets.

     OPTION PLAN. The Company maintains the Option Plan for the benefit of its directors and certain key employees. Under the Option Plan, each outside director who was a director on the effective date of the Option Plan was granted options to purchase 6,943 shares of Common Stock, except that former directors Richard T. Greene and M. Moran Weston were each granted stock options to purchase 10,415 shares of Common Stock. Such options were granted on September 12, 1995 at an exercise price of $10.38 per share. Any individual who becomes an outside director following the effective date of the Option Plan will be granted options to purchase 1,000 shares of Common Stock with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. Accordingly, upon becoming a director, David N. Dinkins, Linda H. Dunham, Robert
J. Franz, and Pazel G. Jackson, Jr. were each granted stock options to purchase 1,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. Options granted under the Option Plan generally vest in five equal annual installments commencing on the first anniversary of the effective date of the grant, provided the recipient is still a director of the Company or the Bank on such date. In September, 1997, the Option Plan was amended to provide the Committee with discretion to grant stock options that will vest and become exercisable pursuant to a vesting schedule that differs from the Plan's standard five-year schedule. The Option Plan continues to provide that upon the death or disability of an option holder, all options previously granted to such individual will automatically become exercisable.

     MANAGEMENT RECOGNITION PLAN. The Company maintains the MRP for the benefit of its directors and certain key employees. Under the MRP, each outside director who was a director on the effective date of the MRP received an automatic grant of 3,471 shares of restricted stock, except that former directors Richard T. Greene and M. Moran Weston each received 5,207 shares of restricted stock. Any individual who becomes an outside director following the effective date of the MRP will be granted 1,000 shares of restricted stock. Accordingly, upon becoming directors, David N. Dinkins, Linda H. Dunham, Robert J. Franz and Pazel G. Jackson, Jr. were each granted 1,000 shares of restricted stock under the MRP. Awards granted under the MRP will generally vest in five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still a director of the Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. The MRP was also amended in September, 1997, to permit the Committee, in its discretion, to grant restricted stock awards with vesting schedules that differ from the Plan's standard five-year schedule.

     CONSULTING AGREEMENT. For purposes of securing a smooth transition in the membership of the Board of Directors of the Company and the Bank, the Company entered into a Consulting Agreement dated as of October 1, 1997 with M. Moran Weston, a former Company and Bank board member. The Consulting Agreement provides for Mr. Weston to be available, upon request, for a five year period beginning effective as of October 1, 1997, to provide consulting services to the respective Boards of Directors of the Company and the Bank. In consideration for the availability of Mr. Weston's services, the Company has agreed to pay Mr. Weston a retainer of $12,000 per year, with payments to commence to Mr. Weston on a monthly basis beginning on the effective date of the Agreement. In the event of Mr. Weston's death, any remaining retainer payments due under the Consulting Agreement would be paid to Mr. Weston's surviving spouse (or designated beneficiary) on a monthly basis. Upon retirement from the Company's Board of Directors, Mr. Weston also became eligible to receive a ten-year annual retirement benefit of $15,000 under the Directors' Retirement Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock on June 15, 1999, as disclosed in certain reports regarding such ownership filed by such persons, with the Company or the SEC in accordance with Section 13 of the Exchange Act. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that beneficially owns more than 5% of the outstanding shares of Common Stock as of May 31, 1999. For purposes of the table set forth below and the table set forth under "--Stock Ownership of Management," an individual is considered to "beneficially own" any securities (a) over which such individual exercises sole or shared voting or investment power, or (b) of which such individual has the right to acquire beneficial ownership, including the right to acquire beneficial ownership by the exercise of stock options within 60 days after May 31, 1999. As used herein, "voting power" includes the power to vote, or direct the voting of, such securities, and "investment power" includes the power to dispose of, or direct the disposition of, such securities.


                                                                         AMOUNT AND                PERCENT OF
                                                                         NATURE OF                 SHARES OF
                              NAME AND ADDRESS                           BENEFICIAL               COMMON STOCK
 TITLE OF CLASS             OF BENEFICIAL OWNER                          OWNERSHIP                OUTSTANDING (1)
 --------------             -------------------                          ---------                ---------------
Common Stock              EQSF Advisers, Inc.                            218,500(2)                 9.44%
                          767 Third Avenue
                          New York, NY 10017

Common Stock              Carver Bancorp, Inc.                           175,707(3)                 7.59%
                          Employee Stock Ownership Plan
                          Trust (the "ESOP Trust")
                          75 West 125th Street New
                          York, NY 10027

Common Stock              Koch Asset Management, L.L.C.                  175,550(4)                 7.59%
                          1293 Mason Road
                          Town & Country, MO 63131

Common Stock              BBC Capital Market, Inc.                       170,700(5)                 7.38%
                          133 Federal Street
                          Boston, MA  02110

Common Stock              FMR Corp.
                          82 Devonshire Street
                          Boston, MA 02109                               139,800(6)                 6.04%

---------------------

(1) The total number of shares of Common Stock outstanding on May 31, 1999 was 2,314,275 shares.

(2) Based on a Schedule 13G, dated February 13, 1997, and filed with the SEC jointly by EQSF Advisers, Inc. ("EQSF") and Martin J. Whitman, the Chief Executive Officer and controlling person of EQSF. EQSF beneficially owns 218,500 shares of Common Stock. Mr. Whitman disclaims beneficial ownership of such stock. Third Avenue Value Fund, Inc., an investment Company registered under the Investment Company Act of 1940, has the right to receive dividends with respect to, and proceeds from the sale of, such shares. EQSF has sole voting and dispositive power over such shares.

(3) Based on a Schedule 13G, dated February 12, 1999, and filed with the SEC by the Carver Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") Committee (the "Administrative Committee"). The Administrative Committee established to administer the ESOP consists of officers of the Bank. The ESOP's assets are held in the ESOP Trust, for which Marine Midland Bank serves as trustee (the "ESOP Trustee"). The Administrative Committee instructs the ESOP Trustee regarding the investment of funds contributed to the ESOP. Common Stock purchased by the ESOP Trust is held in a suspense account and allocated to participants' accounts annually based on contributions made to the ESOP by the Bank. Shares released from the suspense account are allocated among participants in proportion to their compensation, as defined in the

     ESOP, for the year the contributions are made, up to the limits permitted under the Internal Revenue Code of 1986 (the "Code"). The ESOP Trustee must vote all allocated shares held in the ESOP Trust in accordance with the instructions of participants. As of December 31, 1998, a total of 88,659 shares had been allocated, but not distributed, to participants. Under the ESOP, unallocated shares or shares for which no voting instructions have been received will be voted by the ESOP Trustee in the same proportion as allocated shares with respect to which the ESOP Trustee receives instructions. In the absence of any voting instructions with respect to allocated shares, the Board of Directors, on behalf of the Company, directs the voting of all shares of unallocated stock, or in the absence of such directions from the Board of Directors, the ESOP Trustee has sole discretion with respect to the voting of such shares. Each member of the Board of Directors disclaims beneficial ownership of the shares held in the ESOP Trust.

(4) Based on a Schedule 13G, dated February 25, 1999, and filed with the SEC jointly by Koch Asset Management, L.L.C. ("KAM") and Donald Leigh Koch, the sole Managing Member of KAM. KAM is a registered investment adviser which furnishes investment advice to individual clients by exercising trading authority over securities held in accounts on behalf of such clients (collectively, the "Managed Portfolios"). In its role as an investment adviser to its clients, KAM has sole dispositive power over the Managed Portfolios and may be deemed to be the beneficial owner of shares of Common Stock held by such Managed Portfolios. However, KAM does not have the right to vote or to receive dividends from, or proceeds from the sale of, the Common Stock held in such Managed Portfolios and disclaims any ownership associated with such rights. Mr. Koch may be deemed to have the power to exercise any dispositive power that KAM may have with respect to the Common Stock held by the Managed Portfolios. Mr. Koch, individually, owns and holds voting power with respect to Managed Portfolios containing approximately 25,000 shares of Common Stock, or an aggregate of approximately 1.1% of the total number of outstanding shares of Common Stock (the "Koch shares"). Other than with respect to the Koch shares, all shares reported in the Schedule 13G have been acquired by Koch Asset Management, L.L.C., and Mr. Koch does not have beneficial ownership, voting rights, rights to dividends, or rights to sale proceeds associated with such shares.

(5) Based on a Schedule 13D, dated April 2, 1999, and filed with the SEC filed jointly by The Boston Bank of Commerce, a Massachusetts Trust Company ("BBOC"), and BBC Capital Market, Inc., a Massachusetts corporation and wholly owned subsidiary of BBOC ("BBC Capital"). Kevin Cohee, the Chairman, President and Chief Executive Officer of BBOC, and Teri Williams, the Senior Vice President-Marketing/Human Resources of BBOC, collectively own as joint tenants 66.6% of the outstanding common stock of BBOC. Mr. Cohee and Ms. Williams disclaim beneficial ownership of the Common Stock owned beneficially by BBOC or BBC Capital. BBOC and BBC Capital have sole voting and sole dispositive power over all of the shares of Common Stock shown.

(6) Based on a Schedule 13G, dated February 12, 1999, and filed with the SEC by FMR Corp. ("FMR"). According to FMR Corp.'s Schedule 13G, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 139,800 shares or 6.04% of the Common Stock outstanding of Carver, as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. The ownership of one investment company, Fidelity Select Home Finance Portfolio, amounted to 139,800 shares or 6.04% of the Common Stock outstanding. Edward C. Johnson 3d, Chairman of the Board of FMR Corp., through his control of Fidelity, has sole power to dispose of the 139,800 shares shown. Neither FMR Corp. nor Mr. Johnson, has the sole power to vote or direct the voting of the shares owned directly by Fidelity, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Abigail P. Johnson is a director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information, determined as of June 15, 1999, as to the total number of shares of Common Stock beneficially owned by each director and each Named Executive Officer, as defined herein, identified in the Summary Compensation Table, appearing elsewhere herein, and all directors and executive officers of the Company or the Bank as a group. Ownership information is based upon information furnished by the respective individuals. Except as otherwise indicated, each person and the group shown in the table has sole voting and investment power with respect to the shares indicated.


                                                                                AMOUNT AND                        PERCENT OF
                                                                                NATURE OF                           COMMON
                                                                               BENEFICIAL                           STOCK
         NAME                                     TITLE                       OWNERSHIP(1)(2)                   OUTSTANDING(3)
-----------------------                ---------------------------            ---------------                   --------------
Deborah C. Wright (4)                  President and Chief                        15,200                             *
                                       Executive Officer, Director

David N. Dinkins                       Director                                    3,821                             *

Linda H. Dunham                        Director                                    2,621                             *

Robert J. Franz                        Director                                    2,300                             *

Pazel G. Jackson, Jr.                  Director                                    1,100                             *

Herman Johnson, CPA (5)                Director                                    5,272                             *

David R. Jones                         Chairman of the Board,                      8,472                             *
                                       Director

Thomas L. Clark, Jr. (6)               Former President and Chief                 38,257                         1.61%
                                       Executive Officer, and
                                       Former Director

All directors, former directors and executive
officers as a group (13 persons)(7)(8)(9)                                        186,521                         7.86%

--------------------------------------------

*    Less than 1% of outstanding Common Stock.

(1)  Includes 15,000, 20,829, 600, 600, 400, 400, 4,164 and 4,164 shares which may be acquired by Ms. Wright, Messrs. Clark and Dinkins, Ms. Dunham and Messrs. Franz, Jackson, Johnson and Jones, respectively, pursuant to options granted under the Carver Bancorp, Inc. 1995 Stock Option Plan (the "Option Plan"). Also includes the 828 shares that may be acquired by Mr. Clark under the Carver Bancorp, Inc. Incentive Compensation Plan (the "Incentive Compensation Plan").

(2)  Excludes 7,500, 7,254, 400, 400, 600, 600, 1,389 and 1,389 shares of restricted stock granted to Ms. Wright, Messrs. Clark and Dinkins, Ms. Dunham and Messrs. Franz, Jackson, Johnson and Jones, respectively, pursuant to the Carver Bancorp, Inc. Management Recognition Plan (the "MRP") and/or the Incentive Compensation Plan with respect to which such individuals have neither voting nor dispositive power.

(3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,314,275 shares of Common Stock, the total number of shares of the Company's Common Stock outstanding as of May 31, 1999, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after May 31, 1999, by the exercise of stock options.

(4) Ms. Wright was awarded 30,000 options to purchase the Company's Common Stock at a price per share of $8.125 under the Option Plan, 15,000 of which vested as of June 1, 1999, and the remainder of which vest in three equal installments of 5,000 beginning on June 1, 2000. Ms. Wright was also awarded $7,500 shares of restricted stock under the MRP, which will vest in three equal installments of 2,500 beginning on June 1, 2000.

(5) Includes 50 shares held jointly by spouse and son and 50 shares held individually by son over which Mr. Johnson has shared voting power and dispositive power.

(6) Includes 4,019 shares held by the trustee of the Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust ("401(k) Plan") which are attributable to the account of Mr. Clark, and as to which he shares voting and dispositive power, and 4,142 shares allocated to the account of Mr. Clark under the ESOP as to which he has sole voting power, but no dispositive power, except in limited circumstances. Mr. Clark was removed as President and Chief Executive Officer in January, 1999, and resigned as a director as of June 1, 1999. The stock options granted to Mr. Clark pursuant to the Option Plan and Incentive Compensation Plan will be forfeited on June 1, 2000 if unexercised at such time.

(7) Includes 9,157 shares in the aggregate held by the ESOP Trust that have been allocated as of December 31, 1998 to the individual accounts of executive officers Walter T. Bond, Guy Brea, Raymond L. Bruce and Howard R. Dabney under the ESOP and as to which such executive officers have sole voting power, but no dispositive power, except in limited circumstances. Also includes 87,048 unallocated shares held by the ESOP Trust as to which the Board of Directors shares voting and dispositive power. Each member of the Board of Directors disclaims beneficial ownership of the shares held in the ESOP.

(8) Includes 1,971 shares in the aggregate attributable to the individual accounts of executive officers Bond, Brea and Bruce under the 401(k) Plan and as to which such executive officers have sole dispositive power and shared voting power with the members of the committee established to administer the 401(k) Plan.

(9) Includes 9,616 shares which may be acquired by executive officers Bond, Brea, Bruce and Dabney pursuant to options granted under the Option Plan. Also includes 1,056 shares which may be acquired by such executive officers pursuant to options granted under the Incentive Compensation Plan. Excludes the 3,226 shares of restricted stock awarded to such executive officers under the MRP and Incentive Compensation Plan with respect to which such individuals have neither voting nor dispositive power.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Carver Federal offers loans to its directors, officers and employees, which loans are made in the ordinary course of business, and are not made with more favorable terms nor do they involve more than the normal risk of collectibility or present unfavorable features. Furthermore, loans above the greater of $25,000 or 5% of the Bank's capital and surplus (up to $500,000) to the Bank's directors and executive officers must be approved in advance by a disinterested majority of the Bank's Board of Directors. Under prior law, however, Carver had a policy of offering loans to directors, officers, employees and their immediate family members residing at the same address on terms substantially equivalent to those offered to the public, except the interest rates on loans were reduced so long as the director, officer or employee remained at the Bank.

     The following table sets forth information at March 31, 1999 relating to loans made to directors and executive officers of the Bank whose terms included reduced interest rates or other preferential terms and whose total aggregate balances exceeded $60,000 at any time since April 1, 1998.


                                                                                                                       HIGHEST
                                                                                                                       BALANCE
                                                                                                     BALANCE AT         SINCE
                                       TYPE OF          DATE             ORIGINAL   INTEREST          MARCH 31,         APRIL 1,
NAME AND RELATION TO COMPANY             LOAN        ORIGINATED            AMOUNT     RATE              1999             1998
----------------------------             ----        ----------            ------     ----              ----             ----
Herman Johnson, Director               Mortgage       10/18/89           $150,000     8.50%            $110,357        $115,842

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CARVER BANCORP, INC.
                                           (Registrant)



Date: July 29, 1999                    By: /s/ Deborah C. Wright
                                           -------------------------------------
                                           Deborah C. Wright
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)