Form 10-Q
period 1999-06-30
CARVER BANCORP INC
filed 1999-08-16
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
                  --------------------------------------------

             (Exact name of registrant as specified in its charter)


               Delaware                                     13-3904174
----------------------------------------         ------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


75 West 125th Street, New York, New York                      10027
----------------------------------------         ------------------------------
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


                                  Yes X      No
                                     ---       ---


      Common Stock, par value $.01                           2,314,275
----------------------------------------         ------------------------------
                Class                            Outstanding at August 14, 1999

                                    CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1. Financial Statements

                Consolidated Statements of Financial Condition as of
                June 30, 1999 and March 31, 1999 (unaudited)...................1

                Consolidated Statements of Income for the Three
                Months Ended June 30, 1999 and 1998 (unaudited)................2

                Consolidated Statements of Cash Flows for the Three
                Months Ended June 30, 1999 and 1998 (unaudited)................3

                Notes to Consolidated Financial Statements (unaudited).........4

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................5

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......13


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings................................................13

     Item 2. Changes in Securities and Use of Proceeds........................13

     Item 3. Defaults upon Senior Securities..................................13

     Item 4. Submission of Matters to a Vote of Security Holders..............13

     Item 5. Other Information................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14


SIGNATURES....................................................................15

                                        CARVER BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (Unaudited)

                                                                          As of                As of
                                                                         June 30,            March 31,
                                                                           1999                1999
-----------------------------------------------------------------    ---------------      ---------------
ASSETS
Cash and due from banks...........................................    $  10,922,891        $  11,120,748
Other interest earning assets.....................................        9,900,000           10,200,000
                                                                      -------------        -------------
     Total cash and cash equivalents..............................       20,822,891           21,320,748
                                                                      -------------        -------------

Securities held to maturity.......................................       24,996,434                   --
Securities available for sale.....................................       34,877,726           29,918,137
Mortgage-backed securities held to maturity, net
     (estimated fair values of  $60,231,064 and $65,693,568 at
     June 30, 1999 and March 31, 1998)............................       61,885,233           66,584,447
Loans receivable..................................................      255,308,162          274,541,950
     Less allowance for loan losses...............................       (3,765,263)          (4,020,099)
     Loans receivable, net........................................      251,542,899          270,521,851
                                                                      -------------        -------------
Real estate owned, net............................................          184,599              184,599
Property and equipment, net.......................................       11,735,477           11,884,983
Federal Home Loan Bank of New York stock, at cost.................        5,754,600            5,754,600
Accrued interest receivable.......................................        2,478,143            2,860,693
Excess of cost over net assets acquired, net......................          976,584            1,029,853
Other assets......................................................        7,225,793            6,422,933
                                                                      -------------        -------------
     Total assets.................................................    $ 422,480,379        $ 416,482,844
                                                                      =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits..........................................................    $ 283,383,360        $ 276,999,074
Securities sold under agreement to repurchase.....................       35,337,000           35,337,000
Advances from Federal Home Loan Bank of New York..................       65,703,529           65,708,466
Other borrowed money..............................................          941,768              992,619
Advance payments for taxes........................................               --                   --
Other liabilities.................................................        5,107,851            6,270,419
                                                                      -------------        -------------
     Total liabilities............................................      390,473,508          385,307,578
                                                                      -------------        -------------
Stockholders' Equity:
Preferred stock, $0.01 par value per share;
     1,000,000 shares authorized; none issued.....................               --                   --
Common stock, $0.01 par value per share; 5,000,000 shares
     authorized; 2,314,275 shares issued and outstanding..........           23,144               23,144
Additional paid-in capital........................................       21,417,427           21,423,574
Retained earnings-substantially restricted........................       11,508,065           10,721,168
Common stock acquired by Employee Stock Ownership Plan............         (941,765)            (992,620)
Comprehensive Income, net of income tax...........................               --                   --
     Total stockholders' equity...................................       32,006,871           31,175,266
                                                                      -------------        -------------
Total liabilities and stockholders' equity........................    $ 422,480,379        $ 416,482,844
                                                                      =============        =============

                              CARVER BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                   Three Months Ended
                                                        June 30,
                                            ----------------------------------
                                                 1999                 1998
                                                 ----                 ----
Interest income:
  Loans .................................   $  5,060,527         $  5,354,256
  Mortgage-backed securities.............        981,214            1,846,566
  Investment securities..................        680,966              166,024
  Other interest earning assets..........        142,415              218,037
                                            ------------         ------------
    Total interest income................      6,865,122            7,584,883
                                            ------------         ------------

Interest expense:
  Deposits...............................      2,177,561            2,141,768
  Advances and other borrowed money......      1,402,961            1,745,405
                                            ------------         ------------
     Total interest expense..............      3,580,522            3,887,173
                                            ------------         ------------

Net interest income......................      3,284,600            3,697,710
Provision for loan losses................        150,000              450,015
                                            ------------         ------------
Net interest income after
  provision for loan losses..............      3,134,600            3,247,695
                                            ------------         ------------

Non-interest income:
  Loan fees and service charges..........         10,785               48,195
  Other income...........................        464,347              526,473
                                            ------------         ------------
     Total non-interest income...........        475,132              574,668
                                            ------------         ------------

Non-interest expenses:
  Salaries and employee benefits.........      1,304,140            1,240,244
  Net occupancy expenses.................        346,549              287,976
  Equipment..............................        395,477              447,011
  Other..................................        776,669            1,293,613
                                            ------------         ------------
     Total non-interest expenses.........      2,822,835            3,268,844
                                            ------------         ------------

Income (loss) before income taxes........        786,897              553,519
Income taxes.............................        372,000              235,465
Income taxes (benefit)...................       (372,000)                  --
                                            ------------         ------------
Net income  (loss).......................   $    786,897         $    318,054
                                            ============         ============

Net income (loss) per common share.......   $       0.35         $       0.14
                                            ============         ============
Weighted average number of common
  shares outstanding.....................      2,218,324           2,199,025
                                            ============         ============

                                     CARVER FEDERAL SAVINGS BANK AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                Three months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                            1999                 1998
                                                                            ----                 ----
Cash flows from operating activities:
Net (loss) income                                                    $     786,897          $     318,054
Adjustments:
Depreciation and amortization of premises and equipment                    252,023                191,749
Amortization of Intangibles                                                 53,269                 51,359
Other amortization and accretion, net                                      131,950                112,821
 Provision for  loan losses                                                150,000                450,015
Allocation of ESOP stock                                                    39,279                 63,566
(Increase) decrease in accrued interest receivable                         382,550               (374,033)
(Increase) decrease in other assets                                       (802,860)              (633,575)
Increase (decrease) in other liabilities                                (1,162,568)             8,048,469
                                                                     -------------          -------------
Net cash provided by operating activities                                 (169,460)             8,228,425
                                                                     -------------          -------------
Cash flows from investing activities:
Principal repayments on securities available for sale                           --              2,700,399
Purchase of securities available for sale                             (150,189,616)                    --
Proceeds from sales and call of securities available for sale          145,000,000                     --
Purchase of investment securities held to maturity                     (25,000,000)                    --
Principal repayment of mortgage-backed securities held to maturity       4,656,286              5,372,694
Net change in loans receivable                                          18,978,952             10,345,738
Proceeds from sale of real estate owned                                         --                     --
Additions to premises and equipment                                       (102,517)              (910,203)
Net cash (used in) provided by investing activities                     (6,656,895)            17,508,628
                                                                     -------------          -------------
Cash flows from financing activities:
Net increase (decrease) in deposits                                      6,384,286              4,623,729
Net increase (decrease in short term borrowing (Repos)                          --            (18,300.000)
Proceeds of long-term borrowings                                                --                     --
Repayment of long-term borrowings (FHLB Advances)                           (4,937)            (5,004,768)
Repayment of other borrowed money                                          (50,851)               (45,533)
                                                                     -------------          -------------
Net cash provided by (used in) financing activities                      6,328,498            (18,726,672)
                                                                     -------------          -------------
Net increase (decrease) in cash and equivalents                           (497,857)             7,010,481
Cash and equivalents - beginning                                        21,320,748             15,120,071
                                                                     -------------          -------------
Cash and equivalents - ending                                           20,822,891             22,130,552
                                                                     =============          =============
Unrealized gain (loss) on securities available for sale                       0.00                  3,486
Deferred Income taxes                                                         0.00                  1,530
                                                                     -------------          -------------
                                                                              0.00                  5,016
                                                                     =============          =============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                             $   3,580,522            $ 3,887,173
                                                                     =============          =============
Federal, state and city income taxes                                 $           0          $           0
                                                                     =============          =============
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000 ("fiscal year 2000"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiary Carver Federal Savings Bank (the "Bank" or "Carver Federal") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp., C.F.S.B. Credit Corp. and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding"). Carver Federal and the Holding Company are referred to herein collectively as "Carver". All significant inter company accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE CALCULATION

     Net income per share for the three month periods ended June 30, 1999 and 1998 are calculated based on weighted average number of shares outstanding during the period.

(3)  ALHAMBRA HOLDING CORP.

     Other Assets in the Unaudited Consolidated Statements of Financial Condition includes an investment of $1.4 million in Alhambra Holding. During the third quarter of the fiscal year ended March 31, 1999 ("fiscal year 1999"), Carver established Alhambra Holding to hold 80% of the common stock and 100% of the preferred stock of Alhambra Realty Corp. ("Alhambra Realty"). Alhambra Realty was established to hold title to a certain piece of commercial real property located in the City of New York, borough of Manhattan.

     Carver acquired a majority interest in Alhambra Realty through Alhambra Holding in connection with a workout with an existing borrower of the Bank whose loan was secured by partially occupied commercial real property. Carver is currently examining its options with respect to Alhambra Realty and the property it owns, which include, but are not limited to, conducting a sale of the property or developing the property and leasing the unoccupied space.

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

General

     Carver Bancorp, Inc., (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly-owned subsidiary of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates seven full service branches in the New York City boroughs of Brooklyn, Queens and Manhattan, and in Nassau County, New York.

     On January 28, 1998, the Company announced that the Bank had entered into a definitive agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey. The Roosevelt Office is located in Nassau County, New York and had deposits of approximately $8.7 million at June 30, 1999. Due to certain regulatory issues, the transaction, which was expected to close by March 31, 1999, has not yet been consummated. During May, 1999, the Company and City National Bank held a meeting to discuss the issues preventing the transaction from closing and mutually agreed to pursue the consummation of the transaction under similar terms and conditions as the sale agreement.

Financial Condition

     ASSETS. At June 30, 1999, total assets increased by $6.0 million or 1.44% to $422.5 million compared to $416.5 million at March 31, 1999. The increase in total assets was primarily attributable to increases in securities held to maturity, securities held as available for sale and other assets, offset in part by decreases in loans receivable net, mortgage-backed securities ("MBSs") held to maturity, and cash and cash equivalents.

     At June 30, 1999, total cash and cash equivalents decreased by $498,000 or 2.34% to $20.8 million compared to $21.3 million at March 31, 1999. The decrease primarily reflects the shift of $300,000 from other interest earning assets to securities held to maturity.

     At June 30, 1999, the Company held $25.0 million in securities classified as held to maturity, whereas at March 31, 1999, the Company did not carry any securities classified as held to maturity. Securities held as available for sale increased $5.0 million or 16.58% to $34.9 million compared to $30.0 million at March 31, 1999. The increase in securities held to maturity and the increase in securities held as available for sale primarily reflect the reinvestment of principal and interest repayments received on MBSs and loans receivable. The Company purchased intermediate term government agency securities to earn the higher yield available on such securities as compared to short term investments. The securities held as available for sale consist primarily of short term government agency securities.

     At June 30, 1999, MBSs held to maturity decreased by $4.7 million or 7.06% to $61.9 million compared to $66.6 million at March 31, 1999. The decrease primarily reflects principal repayments on MBSs held to maturity.

     At June 30, 1999, loans receivable net decreased by $19.0 million or 7.02% to $251.5 million compared to $270.5 million at March 31, 1999. The decrease primarily reflects scheduled monthly principal repayments coupled with prepayments on loans receivable. The prepayments primarily reflect refinancing due to lower market interest rates available on mortgage loans. The Company expects to increase its purchase of multi-family and commercial real estate mortgage loans to augment originations and offset prepayments. The Company's strategy is to reinvest principal and interest receipts from loans receivable into short term assets until suitable loans can be purchased or originated.

     LIABILITIES AND STOCKHOLDERS' EQUITY. At June 30, 1999, total deposits increased by $6.4 million or 2.30% to $283.4 million compared to $277.0 million at March 31, 1999. The increase in total deposits reflects increases of $2.9 million in regular savings, $1.4 million in certificates of deposits and $2.6 million in checking accounts. The increase in deposits was primarily attributable to new account relationships coupled with increased deposits from existing customers.

     At June 30, 1999, total borrowings were unchanged at $102.0 million as compared to the balance at March 31, 1999. The Company's strategy is to use borrowings to increase balance sheet leverage when suitable loans and other investments can be originated or purchased.

     At June 30, 1999, stockholders' equity increased by $832,000 or 2.67% to $32.0 million, primarily reflecting an increase in retained earnings of $787,000. The increase in retained earnings is attributable to the Company's net income for the first quarter of fiscal year 2000.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are normally strongly influenced by changes in market interest rates, economic conditions and competition.

     The primary investment activity of the Company is the purchase and origination of loans and, to a lesser extent, the purchase of investment securities and mortgage-backed securities. During the three month period ended June 30, 1999, the Company sold no mortgage loans and sold no investment securities. During the three month period ended June 30, 1999, the Company purchased no mortgage loans and purchased approximately $25.0 million of investment securities.

     The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, the Company's cash and cash equivalents totaled $20.8 million compared to $21.3 million at March 31, 1999.

     The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At June 30, 1999, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 1999 and March 31, 1999.


                                At June 30, 1999          At March 31, 1999
                           ------------------------  --------------------------
                           Amount    % of Assets         Amount     % of Assets
                           ------    -----------         ------     -----------
                                         (Dollars in thousands)
Tangible Capital.......... $ 26,996       6.42%        $ 25,916        6.26%
Core Capital..............   27,032       6.43           25,953        6.27
Risk Based Capital........   29,486      14.79           28,580       13.38

     ANALYSIS OF EARNINGS. The Company's profitability is primarily dependent upon net interest income, which represents the difference between income on interest earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities. Net income is further affected by provisions for loan losses, non-interest income, non-interest expense and income taxes. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

     During fiscal year 1999, the Company discontinued the operations of its consumer loan subsidiary, CFSB Credit Corp., and ceased unsecured consumer lending. The decision to close the subsidiary was primarily due to an increase in non-performing consumer loans and insufficient loan originations. At June 30, 1999, consumer loans totaled approximately $8.6 million, consisting primarily of $2.7 million in automobile loans, $3.0 million in outstanding credit card balances, $2.4 million in personal loans and $500,000 in other consumer loans. At June 30, 1999, non-performing consumer loans totaled approximately $620,000 or 7.21% of total consumer loans. At June 30, 1999, the Company's allowance for loan losses was $3.8 million, resulting in a ratio of allowance for loan losses to total consumer loans of 44.19%, and the ratio of non-performing consumer loans to allowance for loan losses was 16.46%. With respect to delinquent automobile loans, it is the Company's policy to act quickly on such loans to repossess and dispose of the vehicles securing such loans. The Company has also increased its collection efforts on delinquent credit card balances and personal loans.

     The following table sets forth certain information relating to Company's average interest earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds, which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                            Three Months Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                                  1999                                        1998
                                             -------------------------------------------  ------------------------------------------
                                                Average    Quarterly      Annualized        Average     Quarterly      Annualized
                                                Balance     Interest    Avg. Yield/Cost     Balance      Interest   Avg. Yield/Cost
                                              ----------- -----------  -----------------  -----------  ----------  -----------------
ASSETS
INTEREST EARNING ASSETS                                                      (Dollars in thousands)
Loans (1)...................................  $  261,082    $ 5,061          7.75%         $ 279,448     $ 5,354           7.66%
Investment securities (2)...................      51,893        681          5.25              5,795         167           5.76
Mortgage-backed securities..................      64,208        981          6.11            114,414       1,846           6.45
Other interest earning assets...............      11,625        142          4.89             15,225         218           5.73
                                              ----------    -------        ------          ---------     -------         ------
     Total interest earning assets..........     388,807    $ 6,865          7.06%           414,882     $ 7,585           7.31%
                                                            -------                                      -------
Non-interest earning assets.................      30,845                                      21,827
                                              ----------                                   ---------
Total assets................................  $  419,653                                   $ 436,709
                                              ==========                                   =========
LIABILITIES
INTEREST BEARING LIABILITIES
Deposits
     DDA....................................  $   11,675    $     -              %         $  10,751     $     -               %
     NOW....................................      16,902         78          1.85             18,818          87           1.85
     Savings and clubs......................     146,808        925          2.52            146,586         924           2.52
     Money market accounts..................      21,600        160          2.96             21,656         153           2.83
     Certificates of deposits...............      85,963      1,015          4.72             80,361         978           4.87
                                              ----------    -------        ------          ---------     -------         ------
     Total deposits.........................     282,948      2,178          3.08            278,172       2,142           3.08
Borrowed money..............................     102,023      1,403          5.50            118,096       1,745           5.91
                                              ----------    -------        ------          ---------     -------         ------
Total interest bearing liabilities..........     384,971      3,581          3.72%           396,268       3,887           3.92%
                                                            -------                                      -------
Non-interest bearing liability..............       3,045                                       5,058
                                              ----------                                   ---------
Total liabilities...........................     388,016                                     401,326
Stockholders' equity........................      31,637                                      35,383
                                              ----------                                   ---------
Total liabilities and stockholders' equity..  $  419,653                                   $ 436,709
                                              ==========                                   =========
Net interest income.........................                $ 3,284                                      $ 3,698
                                                            =======                                      =======
Interest rate spread........................                                 3.34%                                         3.39%
                                                                           =======                                       =======
Net interest margin.........................                                 3.38%                                         3.57%
                                                                           =======                                       =======
   Ratio to average interest earning
   assets to interest-bearing liabilities...                                 1.01x                                         1.03x
                                                                           =======                                       =======

_____________________________________
(1)  Includes non-accrual loans.
(2) Includes FHLB stock and fair market value of securities available for sale of $34.9 million at June 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
1998

     GENERAL. The Company reported net income for the three month period ended June 30, 1999 of $787,000 compared to net income of $318,000 for the three month period ended June 30, 1998. The increase in net income primarily reflects an income tax benefit, along with decreases in non-interest expense and provision for loan losses, offset in part by decreases in net interest income and non-interest income.

     INTEREST INCOME. Interest income decreased by $720,000 or 9.49% to $6.9 million for the three month period ended June 30, 1999 compared to $7.6 million for the same period the prior year. The decrease primarily reflects a decrease of $26.0 million or 6.28% in the average balance of interest earning assets to $388.8 million for the three month period ended June 30, 1999 compared to $414.9 million for the three month period ended June 30, 1998. The decrease in the average balance of interest earning assets primarily reflects decreases in the average balance of loans receivable net and MBSs, offset in part by an increase in investment securities. The average yield on average interest-earning assets decreased by 25 basis points to 7.06% for the three month period ended June 30, 1999 compared to 7.31% for the same period the prior year. The decrease in the average yield on average interest earning assets reflects the decline in market interest rates coupled with a decrease in the average balance of loans and an increase in the average balance of lower yielding investment securities.

     Interest income on loans receivable net decreased by $294,000 or 5.49% to $5.1 million for the three month period ended June 30, 1999 compared to $5.4 million for the three month period ended June 30, 1998. The decrease reflects an $18.4 million or 6.57% decrease in the average balance of loans receivable net to $261.1 million for the three month period ended June 30, 1999 compared to $279.4 million for the three month period ended June 30, 1998 coupled with a 9 basis point decrease in the average yield on the loan portfolio. The decrease in the average balance of loans receivable primarily reflects scheduled monthly principal repayments coupled with prepayments on loans receivable. The prepayments primarily reflect refinancing due to lower market interest rates available for the refinancing of these mortgage loans. The Company expects to increase its purchase of multi-family and commercial real estate mortgage loans to augment originations and offset prepayments. The Company expects to fund such purchases with principal and interest payments from MBSs and loans and by shifting assets out of short term investments.

     Interest income on mortgage-backed securities decreased $865,000 or 46.86% to $981,000 for the three month period ended June 30, 1999 compared to $1.8 million for the three month period ended June 30, 1998. This decrease primarily reflects a decrease of $50.2 million or 43.88% in the average balance of mortgage-backed securities to $64.2 million compared to $114.4 million coupled with a 34 basis point decrease in the average yield on such securities. The decrease in the average yield on MBSs primarily reflects increased pre-payments which reduced the net yield on MBSs. The decrease in the average balance of MBSs reflects the Company's strategy to shift assets from such securities into loans. During the first quarter of fiscal year 2000, the Company reinvested principal and interest received on MBSs into short term securities.

     Interest income on investment securities increased by $515,000 or 310.16% to $681,000 for the three month period ended June 30, 1999 compared to $166,000 for the same period the prior year. The increase in interest income was primarily attributable to a $46.1 million or 794.82% increase in the average balance of such securities to $51.9 million for the three month period ended June 30, 1999 compared to $5.8 million for the three month period ended June 30, 1998. The increase in the average balance of investment securities for the three month period ended June 30, 1999 reflects an investment in intermediate term government agency securities classified as held to maturity combined with an increased investment in shorter term government agency securities classified as available for sale. From time to time, the Bank invests in short term government agency, securities, and federal funds sold until such time as funds generated by MBSs, loans receivable and deposits can be reinvested in loans or other longer term assets. See "Financial Condition-Assets."

     Interest income on other interest earning assets, primarily federal funds sold, decreased by $76,000 or 34.68% to $142,000 for the three month period ended June 30, 1999 compared to $218,000 for the same period the prior year. The decrease reflects a $3.6 million decrease in the average balance of other interest earning assets coupled with an 84 basis point decrease in the yield on such assets. The decrease in the average yield primarily reflects the lower market interest rates and the decrease in the average balance reflects a shift of assets from other interest earning assets into higher yielding investment securities.

     INTEREST EXPENSE. Interest expense decreased by $307,000 or 7.89% to $3.6 million for the three month period ended June 30, 1999 compared to $3.9 million for the same period the prior year. The decrease in interest expense was primarily attributable to a 20 basis point decrease in the average cost of average interest bearing liabilities to 3.72% for the three month period ended June 30, 1999 compared to 3.92% for the same period the prior year, and a $13.4 million or 3.37% decrease in the average balance of interest bearing liabilities to $382.9 million for the three month period ended June 30, 1999 compared to $396.3 million for the three month period ended June 30, 1998. The decrease primarily reflects a decrease in the average balance and average cost of borrowed money, offset in part by an increase in the average balance of deposits.

     Interest expense on deposits increased by $36,000 or 1.67% to $2.2 million for the three month period ended June 30, 1999 compared to $2.1 million for the same period the prior year. The increase in interest expense on deposits was primarily attributable to a $2.7 million or 0.97% increase in the average balance of deposits, primarily certificates of deposit and demand deposit accounts ("DDA"), to $282.9 million compared to $278.2 million for the same period the prior year, offset in part by the decreased cost of certificates of deposit.

     Interest expense on borrowings decreased by $342,000 or 19.62% to $1.4 million for the three month period ended June 30, 1999 compared to $1.7 million for the same period the prior year. The decrease in interest expense on borrowings primarily reflects a 41 basis point decrease in the average cost of borrowings and a $16.1 million decrease in the average balance of borrowings due to a decrease in market interest rates. The decrease in the average balance of borrowings reflects a decrease in the Company's need for borrowings. The Company funded investments and loans for the first quarter of fiscal year 2000 through increases in deposits together with principal and interest payments on MBSs and loans. The decrease in the average cost of borrowings is primarily reflects the replacement of higher cost borrowings with lower cost borrowings during fiscal year 1999.

     NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES. Net interest income before provision for loan losses decreased by $413,000 or 11.17% to $3.3 million for the three month period ended June 30, 1999 compared to $3.7 million for the same period the prior year. The decrease in net interest income before provision for loan losses primarily reflects a $26.1 million decrease in the average balance of interest earning assets and a 25 basis point decrease in the average yield on interest earning assets, offset in part by a 20 basis point decrease in the average cost of interest bearing liabilities. The decrease in the average balance of interest earning assets primarily reflects a reduction in the average balance of MBSs and loans, offset in part by an increase in the average balance of lower yielding investment securities. The decrease in the average yield reflects the decline in market interest rates on mortgage loans and MBSs. See "-Interest Income."

     The Company's interest rate spread decreased by 5 basis points to 3.34% for the three month period ended June 30, 1999 compared to 3.39% for the three month period ended June 30, 1998. The Company's net interest margin decreased by 19 basis points to 3.38% for the three month period ended June 30, 1999 compared to 3.57% for the three month period ended June 30, 1998. The decrease in interest rate spread and net interest margin is primarily attributable to decreases in the average balance and average yield on interest earning assets, offset in part by decreases in the average balance and average cost of interest bearing liabilities. The Company's ratio of average interest earning assets to average interest bearing liabilities was 101.0% for the three month period ended June 30, 1999 compared to 103.36% for the same period the prior year.

     PROVISION FOR LOAN LOSSES. The Company provided $150,000 for loan losses for the three month period ended June 30, 1999 compared to $450,000 for the same period the prior year. The decrease in the provision for loan losses for the first quarter of fiscal 2000 reflects a decrease in non-performing loans. During the first quarter, the Bank charged off approximately $310,000 in non-performing consumer loans. At June 30, 1999, non-performing assets totaled $4.4 million, or 1.77% of total loans compared to $4.8 million or 1.66% at March 31, 1999. At June 30, 1999, the Bank's allowance for loan losses was $3.8 million compared to $4.0 million at March 31, 1999, resulting in a ratio of allowance for loan losses to non-performing assets of 85.63% at June 30, 1999 compared to 85.60% at March 31, 1999 and a ratio of allowance for loan losses to total loans of 1.50% and 1.48%, respectively.

     NON-INTEREST INCOME. Non-interest income decreased $100,000 or 17.32% to $475,000 for the three month period ended June 30, 1999 compared to $575,000 for the same period the prior year. The decrease in non-interest income primarily reflects a decrease in loan fees and related charges coupled with a decrease in prepayment fees from the early repayment of mortgage loans. During the first quarter, the Company primarily experienced prepayment of one- to four-family mortgage loans, which did not contain prepayment penalties.

         NON-INTEREST EXPENSE. Non-interest expense decreased by $446,000 or 13.64% to $2.8 million for the three month period ended June 30, 1999 compared to $3.3 million for the same period the prior year. The decrease in non-interest expense reflects a $52,000 decrease in equipment expense and a $517,000 decrease in other expenses, offset in part by a $64,000 increase in salary and benefit expense and a $59,000 increase in net occupancy expense reflecting the payment of property taxes. The decrease in other expense reflects decreases of $24,000 in training expense, $30,000 in advertising expense, $37,000 in consultant fees, $20,000 in bank charges, $32,000 in office supply expense, $29,000 in check printing fees, $10,000 in contributions and gifts and $335,000 in other expenses. The decrease in non-interest expense for the first quarter of fiscal year 2000 primarily reflects periodic decreases in variable expenses.

     INCOME TAX EXPENSE. In connection with the loss from operations incurred during the three month period ended June 30, 1999, the Company has reflected a benefit reflecting the carry forward of the loss for the income taxes paid. The Company did not incur income tax expense for the three month period ended June 30, 1999 compared to $329,000 for the three month period ended June 30, 1998. The Company's effective tax rate for the three month period ended June 30, 1999 was 0.0% compared to 42.54% for the three month period ended June 30, 1998.

THE YEAR 2000 ISSUE

     The "Year 2000 Issue" centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly and adversely affected by the Year 2000 Issue due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment of due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Issue could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Bank. There has been limited litigation filed against corporations regarding the Year 2000 Issue and their compliance efforts. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Issue. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

     The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 Issue and had included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulation.

     The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Issue and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness, assessment and renovation phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 readiness. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. Following awareness and assessment, the Company then renovated or replaced the systems that may have posed a Year 2000 related problem. Following renovation, the functionality of new systems were validated. At March 31, 1999, the validation phase and the implementation phase were complete, and the testing, contingency planning and the customer awareness program was completed by August 6, 1999.

     The Company believes that it is in compliance with federal banking regulatory guidelines, completing testing of its mission critical systems prior to September 1, 1998 and its customer systems prior to September 30, 1998. The Company has met federal banking regulatory guidelines stating that the Company must substantially complete testing of core mission critical internal systems by December 31, 1998. The Company completed testing of both internally and externally supplied systems by August 6, 1999. The Company has arranged to establish end-to-end Year 2000 tests with its business partners allowing the Company an additional opportunity to test and stress such systems.

     As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Issue will be mitigated without causing a material adverse impact on the operations of the Company. At this time, the Company believes that all of its hardware and software systems are Year 2000 compliant, tested and operational.

     Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company believes that its systems are Year 2000 compliant, the probability of such likelihood cannot be determined. As a result, the Company expects to formulate contingency plans for its mission critical systems where possible. These systems included retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, general ledger and accounting systems and payroll processing. The Company maintains a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have completed their update and review of their existing recovery plans in addition to developing contingency plans to address the possible failure of one or more mission critical systems. These plans will be vigorously tested during the next three to four months.

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

     Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which fail. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at March 31, 1999 in Item 7A to the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission ("SEC") on June 29, 1999 as amended on Form 10-K/A filed with the SEC on July 29, 1999. The Company believes that there have been no material changes in the Company's market risk at June 30, 1999 compared to March 31, 1999.


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

     Currently, the Bank is defending actions brought by three unrelated individuals who are alleging that the Bank and others were responsible for the injuries they suffered during the construction of the Bank's headquarters building in 1995. The cases were brought in the Supreme Court of the State of New York, County of Bronx. In the first case, Johnson v. Carver Federal Savings Bank and Norway Electric Corp., the plaintiff has requested damages of $2.0 million. The complaint was originally filed on June 26, 1995, and the case is scheduled for trial on September 21, 1999. In the second case, Galarza v. Carver Federal Savings Bank, DQS Construction & Flintlock Construction, Inc. and Flintlock Construction, Inc., the plaintiff requested damages of $3.0 million. The complaint was originally filed on September 20, 1995, and the court has granted summary judgment in favor of the plaintiff on the issue of liability. The Bank intends to appeal the liability judgment, and a trial to determine damages has yet to be scheduled. In the third case, Hardy v. Carver Federal Savings Bank and L. and L. Mason, Inc. and McKenzie & McKenzie Drywall, Inc., the plaintiff has requested damages of $2.0 million. The complaint was originally filed on June 26, 1995, and a trial has not yet been scheduled. The Bank believes that each of these cases is without merit with respect to the Bank's liability and intends to aggressivley defend its interests.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

     CHANGE IN EXECUTIVE MANAGEMENT. Deborah C. Wright was appointed President, Chief Executive Officer and Director of the Holding Company and the Bank as of June 1, 1999. Ms. Wright succeeds Thomas L. Clark, Jr., who was removed from his positions as President and Chief Executive Officer of the Holding Company, and President, Chief Executive Officer and Director of the Bank in January, 1999. Mr. Clark subsequently resigned from his position as Director of the Holding Company as of June 1, 1999. During the period from January 25, 1999, to June 1, 1999, the duties of the President and Chief Executive Officer were performed by an Operating Committee comprised of directors and officers of Carver.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARVER BANCORP, INC.


Date: August 16, 1999                     /s/ Deborah C. Wright
                                          --------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer




Date:  August 16, 1999                    /s/ Walter T. Bond
                                          --------------------------------------
                                          Walter T. Bond
                                          Acting Chief Financial Officer and
                                          Chief Investment Officer

EXHIBIT 11

                       COMPUTATION OF NET INCOME PER SHARE
                        AS OF QUARTER ENDED JUNE 30, 1999

                                           For the Three Month Period Ended
                                           June 30, 1999       June 30, 1998
                                          --------------       -------------

Net income / (loss)                        $    786,897         $   318,054

Weighted average shares outstanding           2,218,324           2,199,025

Earning / (loss) per shares outstanding    $       0.35         $      0.14