Form 10-Q
period 1999-09-30
CARVER BANCORP INC
filed 1999-11-16
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                              13-3904174
----------------------------------------      ----------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

75 WEST 125TH STREET, NEW YORK, NEW YORK                 10027
----------------------------------------      ----------------------------------
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

                                 Yes /X/ No / /

     COMMON STOCK, PAR VALUE $.01                         2,314,275
----------------------------------------      ----------------------------------
               CLASS                            OUTSTANDING AT NOVEMBER 15, 1999

                                    CONTENTS

                                                                                                               Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           September 30, 1999 and March 31, 1999 (unaudited)......................................1

                           Consolidated Statements of Income for the Three and Six Month
                           Periods Ended September 30, 1999 and 1998 (unaudited)..................................2

                           Consolidated Statements of Cash Flows for the Three and Six Month
                           Periods Ended September 30, 1999 and 1998 (unaudited)..................................3

                           Notes to Consolidated Financial Statements (unaudited).................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................5

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................19

         Item 2.  Changes in Securities and Use of Proceeds......................................................19

         Item 3.  Defaults upon Senior Securities................................................................19

         Item 4.  Submission of Matters to a Vote of Security Holders............................................19

         Item 5.  Other Information..............................................................................19

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20


SIGNATURES.......................................................................................................21





                                               CARVER BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)


                                                                                 As of                As of
                                                                             September 30,          March 31,
                                                                                 1999                 1999
                                                                          -------------------  ----------------
ASSETS

Cash and due from banks................................................     $   8,025,414        $  11,120,748
Other interest earning assets..........................................        11,900,000           10,200,000
                                                                            -------------        -------------
  Total cash and cash equivalents......................................        19,925,414           21,320,748
                                                                            -------------        -------------

Investment securities held to maturity.................................        24,995,563                    -
Securities available for sale..........................................        29,825,053           29,918,137
Mortgage-backed securities held to maturity, net (estimated fair values of
  56,453,619 and $65,693,568 at September 30, 1999 and March 31, 1999).        58,434,643           66,584,447
Loans receivable.......................................................       256,236,208          274,541,950
  Less allowance for loan losses.......................................        (3,552,826)          (4,020,099)
                                                                            -------------        -------------
  Loans receivable, net................................................       252,683,382          270,521,851
                                                                            -------------        -------------
Real estate owned, net.................................................           468,400              184,599
Property and equipment, net............................................        11,602,921           11,844,983
                                                                                                 -------------
Federal Home Loan Bank of New York stock, at cost......................         5,754,600            5,754,600
Accrued interest receivable, net.......................................         2,764,738            2,860,693
Excess of cost over net assets acquired, net...........................           923,316            1,029,853
Other assets...........................................................         5,853,865            6,422,933
                                                                            -------------        -------------
  Total assets.........................................................     $ 413,231,895        $ 416,482,844
                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits.............................................................     $ 279,022,695        $ 276,999,074
  Securities sold under agreement to repurchase........................        31,337,000           35,337,000
  Advances from Federal Home Loan Bank of New York.....................        65,698,549           65,708,466
  Other borrowed money.................................................           896,234              992,619
  Other liabilities....................................................         3,553,388            6,270,419
                                                                            -------------        -------------
     Total liabilities.................................................       380,507,866          385,307,578
                                                                            -------------        -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value per share; 2,000,000 shares
     authorized; none issued...........................................                 -                    -
  Common stock, $0.01 par value per share; 10,000,000 shares
     authorized; 2,314,275 shares issued and outstanding...............            23,144               23,144
  Additional paid-in capital...........................................        21,414,390           21,423,574
  Retained earnings-substantially restricted...........................        12,182,730           10,721,168
  Common stock acquired by Employee Stock Ownership Plan...............          (896,235)            (992,620)
  Comprehensive Income, net of income tax..............................                 -                    -
     Total stockholders' equity........................................        32,724,029           31,175,266
                                                                            -------------        -------------
       Total liabilities and stockholders' equity......................     $ 413,231,895        $ 416,482,844
                                                                            =============        =============

                                                CARVER BANCORP INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)



                                                     Three Months Ended                     Six Months Ended
                                                        September 30,                         September 30,
                                             -----------------------------------  -------------------------
                                                    1999               1998              1999                1998
                                             ----------------   ----------------  -----------------   --------------
Interest Income:
  Loans receivable, net.................       $  4,678,078       $  5,205,367      $  9,738,605        $ 10,559,623
  Mortgage-backed securities............            921,569          1,338,548         1,902,783           3,185,114
  Investment securities.................            910,150            329,398         1,591,116             495,422
  Other interest earning assets.........            184,643            127,751           327,058             345,788
                                             --------------     --------------    --------------        ------------
     Total interest income..............          6,694,440          7,001,064        13,559,562          14,585,947
                                             --------------     --------------    --------------        ------------

Interest expense:
  Deposits..............................          2,175,181          2,070,885         4,352,742           4,212,653
  Advances and other borrowed money.....          1,387,651          1,562,363         2,790,612           3,307,768
                                             --------------     --------------    --------------      --------------
     Total interest expense.............          3,562,832          3,633,248         7,143,354           7,520,421
                                             --------------     --------------    --------------      --------------

Net interest income.....................          3,131,608          3,367,816         6,416,208           7,065,526
Provision for loan losses...............            230,000            299,885           380,000             750,000
                                             --------------     --------------    --------------      --------------
Net interest income after provision
  for loan losses.......................          2,901,608          3,067,831         6,036,208           6,315,526
                                             --------------     --------------    --------------      --------------

Non interest income:
  Loan fees and service charges.........              6,461             60,916            17,246             109,111
  Other income..........................            506,256            511,450           970,603           1,037,923
                                             --------------     --------------    --------------      --------------
     Total non-interest income..........            512,717            572,366           987,849           1,147,034
                                             --------------     --------------    --------------      --------------

Non-interest expense:
  Salaries and employee benefits........          1,180,296          1,363,524         2,484,436           2,603,768
  Net occupancy expenses................            318,028            305,986           664,577             593,962
  Equipment.............................            378,364            322,415           773,842             769,426
  Other.................................            862,972          1,344,850         1,639,641           2,638,465
                                             --------------     --------------    --------------      --------------
     Total non-interest expenses........          2,739,660          3,336,775         5,562,496           6,605,621
                                             --------------     --------------    --------------      --------------

Income before income taxes..............            674,665            303,422         1,461,561             856,939
Income taxes............................            314,934            110,211           686,934             345,676
Income taxes (benefit)..................           (314,934)                 -          (686,934)                  -
                                               ------------       ------------      ------------        ------------
Net income..............................       $    674,665       $    193,211      $  1,461,561        $    511,263
                                               ============       ============      ============        ============

Net income per common share.............       $       0.30       $       0.09      $       0.66        $       0.23
                                               ============       ============      ============        ============
Weighted average number of
  common shares outstanding.............          2,223,218          2,203,562         2,220,784           2,201,306
                                               ============       ============      ============        ============

                                                  CARVER BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                      Six Months Ended
                                                                                        September 30,
Cash flows from operating activities:                                            1999                 1998
                                                                          -------------------  -----------
Net income.............................................................     $   1,461,561        $     511,263
Adjustments:
Depreciation and amortization of premises and equipment................           502,895              574,199
Amortization of intangibles............................................           106,536              102,720
Other amortization and accretion, net..................................           365,526              474,546
Provision for loan losses..............................................           380,000              750,000
Deferred income taxes..................................................           123,000              125,714
Allocation of ESOP stock...............................................            81,775               91,085
Changes in accrued interest receivable, net............................           167,049             (684,690)
(Increase) decrease in other assets....................................           569,068           (2,306,431)
Increase (decrease) in other liabilities...............................        (2,717,031)           6,331,770
                                                                            -------------        -------------
Net cash provided by operating activities..............................         1,040,379            5,970,156
                                                                            -------------        -------------

Cash flows from investing activities:

Principal repayments on available for sale securities..................                 -            3,693,066
Purchases of discount notes............................................      (299,065,655)         (74,615,222)
Proceeds from matured discount notes...................................       300,000,000           35,000,000
Purchase of investment securities held to maturity.....................       (25,000,000)                   -
Proceeds from sale/call of securities held for sale....................                 -           23,841,581
Proceeds from maturities and calls of investment securities held to
maturity...............................................................                 -              305,986
Principal repayment of mortgage backed securities held to maturity.....         8,125,990           11,606,467
Net change in loans receivable.........................................        15,807,465           17,061,818
Additions to premises and equipment....................................          (220,832)          (1,225,931)
                                                                            -------------        -------------

Net cash (used in) provided by investing activities....................          (353,032)          16,486,800
                                                                            -------------        -------------

Cash flows from financing activities:

Net increase (decrease) in deposits....................................         2,023,621            2,901,912
Net increase (decrease) in short term borrowing (repos)................        (4,000,000)         (32,050,000)
Repayment of FHLB advances.............................................            (9,917)                   -
Advances from Federal Home Loan Bank of New York.......................                 -           14,981,376
Repayment of other borrowed money......................................           (96,385)             (91,066)
Dividends paid.........................................................                 -             (115,714)
                                                                            -------------        -------------

Net cash provided by (used in) financing activities....................        (2,082,681)         (14,373,492)
                                                                            -------------        -------------

Net increase (decrease) in cash and equivalents........................        (1,395,334)           8,083,464
Cash and equivalents - beginning.......................................        21,320,748           15,120,071
                                                                            -------------        -------------

Cash and equivalents - ending..........................................     $  19,925,414        $  23,203,535
                                                                            =============        =============

Unrealized gain (loss) on securities available for sale................                 -               10,979
Deferred income taxes..................................................                 -                5,160
                                                                            =============        =============

Supplemental disclosure of cash flow information: Cash paid for:
Interest...............................................................     $   7,143,353        $   7,520,421
                                                                            =============        =============
Federal, state and city income taxes...................................                 -              123,100

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three month and six month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000 ("fiscal year 2000"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company". All significant inter company accounts and transactions have been eliminated in consolidation.

(2)      EARNINGS PER SHARE CALCULATION

         Net income per share for the three month and six month periods ended September 30, 1999 and 1998 are calculated based on the weighted average number of shares outstanding during the period.

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

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause the actual results to differ materially from these estimates. These factors include, without limitation, the Company's ability to improve both its loan operations, including the origination and purchase of loans which meet its underwriting guidelines, and deposit gathering capabilities, changes in general, economic and market, legislative and regulatory conditions and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

GENERAL

         Carver Bancorp, Inc., (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates seven full service branches in the New York City boroughs of Brooklyn, Queens and Manhattan, and in Nassau County, New York.

         On January 28, 1998, the Company announced that the Bank had entered into a definitive agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey ("City National"). The Roosevelt Office is located in Nassau County, New York and had deposits of approximately $8.6 million at September 30, 1999. Due to certain regulatory issues, the transaction, which was expected to close by March 31, 1999, has not yet been consummated. During May, 1999, the Company and City National held a meeting to discuss the issues preventing the transaction from closing and mutually agreed to pursue the consummation of the transaction under similar terms and conditions as the original agreement. At September 30, 1999, the Company and City National were actively working to complete the details required to close the transaction.

MANAGEMENT RESTRUCTURING

         On November 4, 1999, the Company announced a management restructuring with the arrival of key members of a new senior management team from major money center banks. The new officers are:

o Benny A. Joseph, II, Senior Vice President and Chief Lending Officer, is charged with boosting loan volume, strengthening credit policy, and restructuring the Bank's lending department; he comes to Carver from Fleet Financial Corporation.
o Margaret D. Peterson, who assumes a newly-created role, Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities and Vendor Management, is charged with enhancing the Bank's control over expenses. Ms. Peterson comes to Carver from Deutsche Bank.
o Daphne E. Heslop, Senior Vice President and Chief Auditor, is charged with enhancing the Bank's management by reinforcing a rigorous control environment. Ms. Heslop joins Carver from Roosevelt Savings Bank.
o Judith Taylor, formerly of Chemical Bank and the Resolution Trust Corporation, has been selected as Acting Senior Vice President and Chief of Retail Banking. She brings over 30 years of experience to Carver and is charged with strengthening branch operations and improving customer service. Her permanent replacement is expected to be identified by year-end.

     The Company also announced that searches are underway for other members of the Bank's senior management team, including Chief Financial Officer and General Counsel.

DIRECT STOCK PURCHASE PLAN

         On October 20, 1999, the Holding Company filed a registration statement on Form S-2 with the SEC for the purpose of registering shares to be sold under the Holding Company's Shares Program, whereby customers, employees, investors and members of the communities served by Carver Federal may invest in the Holding Company's Common Stock without going through a broker. The program is structured to offer Carver shares through a plan administrator, which will execute orders by purchasing the Company's shares in the open market. If shares are not available in the open market the plan administrator may purchase shares from the Holding Company.

FINANCIAL CONDITION

         ASSETS. Total assets decreased $3.3 million, or 0.78% to $413.2 million at September 30, 1999, compared to $416.5 million at March 31, 1999. The decrease in total assets primarily reflects decreases in loans receivable net, mortgage-backed securities ("MBSs") held to maturity, and cash and cash equivalents, offset in part by an increase in investment securities held to maturity ("HTM").

         Total cash and cash equivalents decreased by $1.4 million, or 6.54% to $19.9 million at September 30, 1999, compared to $21.3 million at March 31, 1999.

         Investment securities HTM were $25.0 million at September 30, 1999, whereas at March 31, 1999 the Company did not carry any investment securities as HTM. The increase in investment securities HTM reflects the reinvestment of principal and interest received during the first quarter on MBSs and loans receivable. At September 30, 1999, securities held as available for sale ("AFS") totaled $29.8 million compared to $29.9 million at March 31, 1999.

         MBSs HTM decreased by $8.1 million, or 12.24% to $58.4 million at September 30, 1999, compared to $66.6 million at March 31, 1999. The decrease in MBSs HTM primarily reflects principal repayments. Loans receivable net decreased by $17.8 million, or 6.59% to $252.7 million at September 30, 1999, compared to $270.5 million at March 31, 1999. The decrease in loans receivable net primarily reflects increased loan prepayments. The prepayments primarily reflect the refinancing of loans due to lower market interest rates. During the second quarter, the Company purchased approximately $22.5 million in multi-family loans secured by properties located in the New York Metropolitan area to augment loan originations and began to rebuild its loan department. During the second quarter, the Company started the rebuilding process by hiring a new chief lending officer. The Company expects to enhance origination, processing, underwriting, and loan portfolio management capabilities to complete the rebuilding process. The Company also expects to continue the purchase of loans during the rebuilding period.

LIABILITIES AND STOCKHOLDERS' EQUITY

         Total deposits increased by $2.0 million, or 0.73% to $279.0 million at September 30, 1999, compared to $277.0 million at March 31, 1999. The increase in total deposits was primarily attributable to increases of: $1.4 million in NOW accounts, $795,000 in certificates of deposit, and $837,000 in regular savings and club accounts, offset in part by a decrease of $1.1 million in money market accounts. These increases primarily reflect interest credited. The Company plans to modernize its retail banking services by introducing telephone banking and gathering more detailed information regarding its customer base in order to improve customer service. The Company believes that these steps will strengthen its deposit gathering capabilities.

         Total borrowings decreased by $4.1 million, or 4.02% to $97.9 million at September 30, 1999, compared to $102.0 million at March 31, 1999. The decrease in total borrowings primarily reflects a decrease in reverse repurchase agreements ("repos") of $4.0 million, or 11.32% to $31.3 million. The decrease reflects the Company's ability to fund loan originations and loan purchases with repayments on MBSs and loans receivable together with the increase in deposits.

         Stockholders' equity increased by $1.5 million, or 4.97% to $32.7 million at September 30, 1999, compared to $31.2 million at March 31, 1999. The increase in stockholders' equity primarily reflects an increase in retained earnings for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits and principal and interest payments on loans, MBSs and investment securities. While maturities and scheduled amortization of loans, MBSs and investment securities are predictable sources of funds, deposit flows and loan and prepayments on MBSs are strongly influenced by changes in general interest rates, economic conditions and competition.

         For the six month period ended September 30, 1999 the primary investment activity of the Company is the purchase of loans and the purchase of investment securities and mortgage-backed securities. During the six month period ended September 30, 1999, the Company purchased approximately $22.5 million of mortgage loans and $25.0 million of investment securities. During the six month period ended September 30, 1999, the Company sold no investment securities, mortgage loans or MBSs.

         The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999, the Company's cash and cash equivalents totaled $19.9 million compared to $21.3 million at March 31, 1999. This reduction in cash and cash equivalents is not expected to have a material impact on our operations.

         The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. At September 30, 1999, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1999 and March 31, 1999.

         The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1999 are as follows:

                                                  Amount     % of Assets
                                                ---------    ------------
                                                  (dollars in thousands)
              Tangible capital:
              Capital level................     $  27,861            6.77%
              Less requirement.............         6,170            1.50
                                                ---------       ---------
              Excess.......................     $  21,691            5.27%
                                                =========       =========

              Core capital:
              Capital level................     $  27,895            6.78%
              Less requirement.............        16,452            4.00
                                                ---------       ---------
              Excess.......................     $  11,443            2.78%
                                                =========       =========

              Risk-based capital:
              Capital level................     $  30,265           15.41%
              Less requirement.............        15,710            8.00
              Excess.......................     $  14,555            7.41%
                                                =========       =========

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

        During the three and six month periods ended September 30, 1999 the Company placed primary emphasis on its whole loan portfolio through the purchase of whole loans. It is expected that the Company's future earnings will be derived primarily from direct lending and purchase activities rather than investing in securities.

        The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds, which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                                Three Months Ended September 30,
                                                ------------------------------------------------------------------------------------
                                                               1999                                               1998
                                                -----------------------------------------  -----------------------------------------
                                                    Average   Quarterly   Annualized       Average      Quarterly       Annualized
                                                    Balance   Interest   Avg. Yield/Cost   Balance      Interest     Avg. Yield/Cost
                                                    -------   --------   ---------------   -------      --------     ---------------
                                                                                  (Dollars in thousands)
ASSETS
INTEREST EARNING ASSETS
   Loans (1)................................... $    249,412  $  4,678      7.50%          $  268,317    $  5,205         7.76%
   Investment securities (2)...................       65,644       910      5.55               24,895         329         5.29
   Mortgage-backed securities..................       60,088       921      6.13               83,373       1,339         6.42
   Other interest earning assets...............        9,600       185      7.71                6,425         128         7.97
                                                ------------  --------     -----           ----------    --------      -------
      Total interest earning assets............      384,744     6,694      6.96%             383,010       7,001         7.31%
                                                              --------                                   --------
   Non-interest earning assets.................       33,255                                   35,589
                                                ------------                               ----------
      Total Assets............................. $    417,999                               $  418,599
                                                ============                               ==========

LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
   DDA......................................... $     11,702  $      -         -%          $   10,693    $      -            -%
   NOW.........................................       16,603        76      1.83               17,556          73         1.66
   Savings and clubs...........................      145,762       919      2.52              145,917         885         2.43
   Money market accounts.......................       20,646       158      3.06               22,332         171         3.06
   Certificates of deposit.....................       86,396     1,022      4.73               76,768         941         4.90
                                                ------------  --------     -----           ----------    --------      -------
      Total Deposits...........................      281,109     2,175      3.09              273,266       2,070         3.03
Borrowed money.................................       99,969     1,388      5.55              102,140       1,562         6.12
                                                ------------  --------     -----           ----------    --------      -------
Total interest-bearing liabilities.............      381,078     3,563      3.74%             375,406       3,632         3.87%
                                                              --------                                   --------
Non-interest-bearing liabilities...............        4,605                                    7,150
                                                ------------                               ----------
Total liabilities..............................      385,683                                  382,556
Stockholders' equity...........................       32,316                                   36,043
                                                ------------                               ----------
Total liabilities and stockholders' equity..... $    417,999                               $  418,599
                                                ============                               ==========
Net interest income............................               $  3,131                                   $  3,369
                                                              ========                                   ========
Interest rate spread...........................                             3.22%                                         3.44%
                                                                           =====                                       =======
Net interest margin............................                             3.26%                                         3.52%
                                                                           =====                                       =======
Ratio of average interest earning assets to
   interest-bearing liabilities...................                         101.0x                                        100.1x
                                                                           =====                                       =======


--------------------
(1)  Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at September 30, 1999.

                                                                            Six Months Ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                     1999                                        1998
                                                ---------------------------------------------------  ------------------------------
                                                   Average                  Annualized    Average                   Annualized
                                                   Balance       Interest   Yield/Cost    Balance       Interest    Yield/Cost
                                                -------------  -----------  -----------  ----------  ------------  ----------------
                                                                                         (Dollars in thousands)
ASSETS
INTEREST EARNING ASSETS
  Loans (1)....................................   $  255,246     $ 9,739       7.63%    $  270,919     $ 10,559        7.79%
  Investment securities (2)....................       58,769       1,591       5.41         16,709          495        5.92
  Mortgage-backed securities...................       62,148       1,902       6.12         97,691        3,185        6.50
  Other interest earning assets................       10,613         327       6.16          9,943          346        6.96
                                                  ---------      -------     ------     ----------     --------     -------
    Total interest earning assets..............     386,776      $13,559       7.01%       395,532     $ 14,585        7.37%
                                                                 -------                               --------
  Non-interest earning assets..................       32,050                                31,510
                                                  ---------                             ----------
    Total Assets...............................   $ 418,826                             $  427,042
                                                  =========                             ==========

LIABILITIES

INTEREST BEARING LIABILITIES:
Deposits
  DDA                                             $   11,688     $     -          -%    $   10,706     $      -           -%
  NOW                                                 16,753         154       1.84         18,149          160        1.76
  Savings and clubs............................      146,285       1,844       2.52        146,092        1,811        2.48
  Money market accounts........................       21,123         318       3.01         22,021          323        2.93
  Certificates of deposit......................       86,180       2,037       4.73         81,604        1,918        4.70
                                                  ---------      -------     ------     ----------     --------     -------
    Total Deposits.............................      282,029       4,353       3.09        278,572        4,212        3.02
Borrowed money.................................      100,995       2,791       5.53        106,540        3,307        6.21
                                                  ----------     -------     ------     ----------     --------     -------
Total interest-bearing liabilities.............      383,024       7,144       3.73%       385,112        7,519        3.90%
                                                                 -------                               --------
Non-interest-bearing liabilities...............        3,825                                 6,049
                                                  ----------                            ----------
Total liabilities..............................      386,849                               391,161
Stockholders' equity...........................       31,977                                35,881
                                                  ----------                            ----------
Total liabilities and stockholders' equity.....   $  418,826                            $  427,042
                                                  ==========                            ==========
Net interest income............................                  $ 6,415                               $  7,056
                                                                 =======                               ========
Interest rate spread...........................                                3.28%                                   3.47%
                                                                             ======                                 =======
Net interest margin............................                                3.32%                                   3.57%
                                                                             ======                                 =======
   Ratio of average interest earning assets to
   interest-bearing liabilities................                              101.0x                                  101.1x
                                                                             ======                                 =======

________________________
(1)  Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

        The Company reported net income for the three month period ended September 30, 1999 of $675,000 compared to net income of $193,000, for the same period last year. Net income reflects a tax loss carry forward benefit. Excluding the effect of the tax benefit, the Company had net income of $360,000. The increase in net income primarily reflects decreases in non-interest expense, the provision for loan losses and income taxes, offset in part by decreases in net interest income and non-interest income.

INTEREST INCOME

        Interest income decreased by $307,000, or 4.38% to $6.7 million for the three month period ended September 30, 1999 compared to $7.0 million for the same period last year. The decrease in interest income primarily reflects a 35 basis point decrease in the average yield on interest-earning assets to 6.96% compared to 7.31% for the same period last year, offset in part by a $1.7 million increase in the average balance of interest earning assets to $384.7 million. The decrease in the average yield for three month period is primarily attributable to a shift in assets from loans and MBSs to lower yielding investment securities and lower market interest rates.

        Interest income on loans receivable net decreased by $527,000, or 10.13% to $4.7 million for the three month period ended September 30, 1999 compared to $5.2 million for the same period last year. The decrease in interest income on loans receivable net primarily reflects an $18.9 million, or 7.05% decrease in the average balance of loans receivable net to $249.4 million for the three month period ended September 30, 1999 compared to $268.3 million for the same period last year coupled with a 26 basis point decrease in the average yield on the loan portfolio to 7.50%. The decrease in the average balance of the loan portfolio primarily reflects an increase in loan prepayments and to a lesser extent, a decrease in loan originations. The decrease in the average yield on loans receivable net primarily reflects the prepayment of higher yielding loans and lower market interest rates.

        Interest income on MBSs decreased $417,000, or 31.15%, to $922,000 for three month period ended September 30, 1999 compared to $1.3 million for the same period last year. The decrease in interest income on MBSs primarily reflects a decrease of approximately $23.3 million or 27.93% in the average balance of mortgage-backed securities to $60.1 million compared to $83.4 million for the same period last year coupled with a 29 basis point decrease in the average yield to 6.13%. The decrease in the average balance of MBSs primarily reflects a shift during the second quarter of fiscal 1999 of approximately $24.0 million from MBSs to loans and to a lesser extent principal repayments on MBSs.

        Interest income on investment securities increased by $581,000, or 176.31%, to $910,000 for the three month period ended September 30, 1999 compared to $329,000 for the same period last year. The increase in interest income on investment securities consisting of short and intermediate term agency securities primarily reflects a $40.7 million or 163.68% increase in the average balance of such securities to $65.6 million for the three month period ended September 30, 1999 compared to $24.9 million for the same period last year coupled with a 26 basis point increase in the average yield to 5.55%. The increase in the average balance of investment securities reflects an investment of approximately $25.0 million of loan repayments into intermediate term securities during the first quarter of fiscal year 2000. The increase in the average yield on investment securities primarily reflects the higher yield earned by shifting assets from short term securities to intermediate term securities.

        Interest income on other interest-earning assets increased by $57,000, or 44.53%, to $185,000 for the three month period ended September 30, 1999 compared to $128,000 for the same period last year. The increase in interest income on other interest earning assets primarily reflects a $3.2 million or 49.42% increase in the average balance of such securities to $9.6 million for the three month period ended September 30, 1999 compared to $6.4 million for the same period last year, offset in part by a 26 basis point decrease the average yield to 7.71%. The increase in the average balance of other interest earning assets primarily reflects an increase in short term investments held during the second quarter of fiscal 2000. The decrease in the average yield on other interest earning assets primarily reflects a decrease in the yield on short term investments.

INTEREST EXPENSE


        Interest expense decreased by $70,000, or 1.94% to $3.6 million for the three month period ended September 30, 1999 compared to $3.6 million for the same period last year. The decrease in interest expense primarily reflects a 13 basis point decrease in the average cost of interest-bearing liabilities to 3.74% for the three month period ended September 30, 1999 compared to 3.87% for the same period, offset in part by a $5.7 million increase in the average balance of interest bearing liabilities to $381.1 million.


        Interest expense on deposits increased by $104,000 or 5.04% to $2.2 million for the three month period ended September 30, 1999 compared to $2.1 million for the same period last year. The increase in the cost of deposits primarily reflects $7.8 million increase in the average balance of deposits to $281.1 million compared to $273.3 million for the same period last year coupled with a 6 basis point increase in the cost of deposits to 3.09%. The increase in the cost of deposits also reflects an increase of $9.6 million or 12.54% to $86.4 million in the average balance of certificates of deposits, which typically are higher in cost relative to other deposit types and a 9 basis point increase in the average cost of savings and club accounts to 2.52%. The increase in the cost of savings and club accounts reflects a decrease in interest forfeited by account holders of these deposits.

        Interest expense on borrowings decreased by $175,000 or 11.18% to $1.4 million for the three month period ended September 30, 1999 compared to $1.6 for the same period last year. The decrease primarily reflects a 57 basis point decrease in the average cost of borrowings to 5.55% compared to 6.12% for the same period last year coupled with a $2.2 million decrease in the average balance of borrowings to $100.0 million. The decrease in the average balance of borrowings primarily reflects the Company's ability to fund investments and loan purchases with deposits and principal and interest receipts. The decrease in the cost of borrowings primarily reflects the replacement of higher cost borrowings with lower cost borrowings during fiscal year 1999.

NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES

        Net interest income decreased $236,000 or 7.01%, to $3.1 million for the three month period ended September 30, 1999 compared to $3.4 million for the three month period ended September 30, 1998. The decrease in net interest income is primarily attributable to a decrease in the average yield of average interest earning assets, offset in part by a decrease in the average cost of average interest bearing liabilities.

        The Company's interest rate spread decreased by 22 basis points to 3.22% for the three month period ended September 30, 1999 compared to 3.44% for the three month period ended September 30, 1998. The Company's net interest margin decreased by 26 basis point to 3.26% for the three month period ended September 30, 1999 compared to 3.52% for the same period last year. The decrease in interest rate spread and net interest margin primarily reflects a 35 basis point decrease in the average yield on interest earning assets to 6.96%, offset in part by a 13 basis point decrease in the average cost of interest bearing liabilities to 3.74%. The decrease in interest rate spread and net interest margin is primarily attributable to a decrease in the average yield on loans, MBSs and other interest earning assets, offset in part by a decrease in the cost of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 101.0x for the three month period ended September 30, 1999 compared to 100.1x for the same period last year.

PROVISION FOR LOAN LOSSES

        The Company provided $230,000 for loan losses for the three month period ended September 30, 1999 compared to $300,000 for the same period last year. The decrease in the provision for loan losses for the three month period ended September 30, 1999 reflects a decrease in non-performing assets. During the second quarter, the Bank charged off approximately $268,000 in previously reserved non-performing consumer loans and $392,000 in previously reserved uncollected interest. At September 30, 1999, non-performing loans totaled $4.1 million, or 1.63% of total loans compared to $4.4 million or 1.77% at June 30, 1999. At September 30, 1999, the Bank's allowance for loan losses was $3.6 million compared to $3.8 million at June 30, 1999, resulting in a ratio of allowance to non-performing loans of 82.26% at September 30, 1999 compared to 85.63% at June 30, 1999 and a ratio of allowances for loan losses to total loans of 1.41% and 1.50%, respectively.

        Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

NON-INTEREST INCOME

        Non-interest income decreased $60,000 or 10.42% to $513,000 for the three month period ended September 30, 1999 compared to $572,000 for the same period last year. The decrease in non-interest income primarily reflects a $54,000 or 89.39% decreases in loan origination fees. The decrease in loan origination fees primarily reflects a decrease in loan originations for the three month period.

NON-INTEREST EXPENSE

        Non-interest expense decreased by $597,000, or 17.89% to $2.7 million for the three month period ended September 30, 1999 compared to $3.3 million for the same period last year. The decrease in non-interest expense primarily reflects decreases of $183,000 or 13.44% in salaries and employee benefits expense, $15,000 or 37.59% in advertising expense, $56,000 or 17.35% in equipment expense and $482,000 or 35.83% in other variable expenses. Other expenses for the three month period ended September 30, 1998 reflected a one time charge of $250,000 incurred in connection with the settlement of litigation.

INCOME TAX EXPENSE

        In connection with a loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a tax benefit reflecting the carry forward of the loss for the income taxes paid. The Company utilized a net operating loss deduction to offset income tax expense for the three month period ended September 30, 1999 compared to an expense of $110,000 for the three month period ended September 30, 1998. The Company's effective tax rate for the three month period ended September 30, 1999 was 0.0% compared to 36.32% for the three month period ended September 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

        The Company reported net income for the six month period ended September 30, 1999 of $1.5 million compared to net income of $511,000, for the same period last year. Net income reflects a tax loss carry forward benefit. Excluding the effect of the tax benefit, the Company had net income of $775,000. The increase in net income primarily reflects decreases in non-interest expense, provision for loan losses, and income taxes, offset in part by decreases in net interest income and non-interest income.


INTEREST INCOME

        Interest income decreased by $1.0 million, or 7.04% to $13.6 million for the six month period ended September 30, 1999 compared to $14.6 million for the six month period ended September 30, 1998. The decrease in interest income for the six month period ended September 30, 1999 primarily reflects a 36 basis point decrease in the average yield of interest earning assets to 7.01% compared to 7.37% for the same period last year and an $8.8 million or 2.21% decrease in the average balance of interest earning assets to $386.8 million compared to $395.5 million. The decrease in the average yield for six month period is primarily attributable to a shift in assets from loans and MBSs to lower yielding investment securities.

        Interest income on loans receivable net decreased by $821,000 or 7.78% to $9.7 million for the six month period ended September 30, 1999 compared to $10.6 million for the same period last year. The decrease in interest income on loans receivable net primarily reflects a $15.7 million or 5.78% decrease in the average balance of loan receivables to $255.2 million for the six month period ended September 30, 1999 compared to $270.9 million for the same period last year, coupled with a decrease of 16 basis points in the average yield on the loan portfolio. The decrease in the average balances of the loan portfolio primarily reflects the impact of increased loan prepayments and to a lesser extent, a decrease in loan originations. The decrease in the average yield primarily reflects prepayment of higher yielding loans and lower market interest rates.

        Interest income on MBSs decreased $1.3 million, or 40.26%, to $1.9 million for the six month period ended September 30, 1999 compared to $3.2 million for the same period last year. The decrease in interest income on MBSs primarily reflects a decrease of $35.8 million or 36.56% in the average balance of mortgage-backed securities to $62.1 million for the six month period ended September 30, 1999 compared to $98.0 million for the same period last year coupled with a decrease of 38 basis points in the average yield on MBSs to 6.12% compared to 6.50%. The decrease in the average balance of MBSs reflects in significant part the shift of approximately $24.0 million from MBSs to loans and to a lesser extent principal repayments on MBSs.

        Interest income on investment securities increased by $1.1 million or 221.16%, to $1.6 million for the six month period ended September 30, 1999 compared to $495,000 for the same period last year. The increase in interest income on investment securities consisting of short term and intermediate term agency securities primarily reflects a $42.0 million or 251.72% increase in the average balance of investment securities to $58.8 million for the six month period ended September 30, 1999 compared to $16.7 million for the same period last year, offset in part by a 51 basis point decrease in the average yield. The increase in the average balance of investment securities reflects an investment of approximately $25.0 million of loan repayments into intermediate term securities during the first quarter of fiscal year 2000. The decrease in the average yield primarily reflects lower market interest rates.

        Interest income on other interest-earning assets decreased by $19,000 or 5.42%, to $327,000 for the six month period ended September 30, 1999 compared to $346,000 for the same period last year. The decrease in interest income on other interest earning assets primarily reflects an 80 basis point decrease in the average yield to 6.16%. The decrease in the average yield primarily reflects lower market interest rates.

INTEREST EXPENSE

        Interest expense decreased by $377,000, or 5.01% to $7.1 million for the six month period ended September 30, 1999 compared to $7.5 million for the same period last year. The decrease in interest expense primarily reflects a 17 basis point decrease in the cost of interest bearing liabilities to 3.73% coupled with a $2.1 million decrease in the average balance of interest bearing liabilities to $383.0 million.

        Interest expense on deposits increased by $140,000 or 3.33% to $4.4 million for the six month period ended September 30, 1999 compared to $4.2 million for the same period last year. The increase in interest expense on deposits primarily reflects a 7 basis point increase in the average cost of interest-bearing liabilities to 3.09% coupled with a $3.5 million or 1.24% increase in the average balance of deposits to $282.0 million.

        Interest expense on borrowings decreased by $517,000 or 15.63% to $2.8 million for the six month period ended September 30, 1999 compared to $3.3 million. The decrease in interest expense in borrowings primarily reflects a 68 basis point decrease in the average cost of borrowings to 5.53% coupled with a $5.5 million or 5.20% decrease in the average balance of borrowings to $101.0 million. The decrease in the average balance of borrowings primarily reflects the Company's ability to fund investments and loans with deposits and principal and interest receipts. The decrease in the cost of borrowings primarily reflects the replacement of higher cost borrowings with lower cost borrowings during fiscal year 1999.

NET INTEREST INCOME BEFORE PROVISIONS FOR LOAN LOSSES

        Net interest income before provision for loan losses decreased by $649,000, or 9.19% to $6.4 million for the six month period ended September 30, 1999 compared to $7.1 million for the same period last year.

        The Company's interest rate spread decreased by 19 basis points to 3.28% for the six month period ended September 30, 1999 compared to 3.47% for the six month period ended September 30, 1998. The Company's net interest margin decreased by 25 basis point to 3.32% for the six month period ended September 30, 1999 compared to 3.57% for the same period last year. The decrease in interest rate spread and net interest margin primarily reflects a 36 basis point decrease in the average yield on interest earning assets to 7.01%, offset in part by a decrease of 17 basis points in the average cost on interest bearing liabilities to 3.73%.

        The decrease in interest rate spread and net interest margin is primarily attributable to a decrease in the average yield on loans, MBSs and other interest earning assets, offset in part by a decrease in the average cost of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 101.0x for the six month period ended September 30, 1999 compared to 101.1x for the same period last year.

PROVISION FOR LOAN LOSSES

        The Company provided $380,000 for loan losses for the six month period ended September 30, 1999, compared to $750,000 for the same period last year. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the Bank's underwriting standards regulatory guidelines, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, a significant amount of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses for the six month period ended September 30, 1998 reflected increased non-performing mortgage and consumer loans consisting of automobile loans, credit card receivables, along with unsecured and secured personal loans. The Bank no longer makes unsecured personal loans or automobile loans. The decrease in the provision for loan losses for the six month period reflects a decrease in non-performing assets. At September 30, 1998, non-performing loans totalled $9.65 million or 3.69% of total loans. During the six month period, the Bank charged off approximately $578,000 in previously reserved non-performing consumer loans and $392,000 in previously reserved uncollected interest. At September 30, 1999, non-performing loans totaled $4.1 million or 1.63% of total loans compared to $4.8 million, or 1.66% at March 31, 1999. At September 30, 1999, the Bank's allowance for loan losses was $3.6 million compared to $4.0 million at March 31, 1999, resulting in a ratio of allowance to non-performing loans of 86.26% at September 30, 1999 compared to 85.60% at March 31, 1999, and a ratio of allowances for loan losses to total loans of 1.41% and 1.48%, respectively.

        Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

NON-INTEREST INCOME

        Non-interest income decreased by $159,000 or 13.88% to $988,000 for the six month period ended September 30, 1999 compared to $1.1 million for the same period last year. The decrease in non-interest income reflects a decrease of $92,000 or 84.19% to $17,000 in loan origination fees and a decrease of $67,000 or 6.49% to $971,000 in other income. The decrease in loan origination fees primarily reflects a decrease in loan originations during the six month period. The decrease in other income primarily reflects a decrease in prepayment fees reflecting the prepayment of mortgage loans which did not contain prepayment penalties.

NON-INTEREST EXPENSES

        Non-interest expense decreased by approximately $1.0 million, or 15.79% to $5.6 million for the six month period ended September 30, 1999 compared to $6.6 million for the same period last year. The decrease in non-interest expense primarily reflects decreases of $119,000 or 4.58% in salaries and employee benefits expense, $21,000 or 44.89% in advertising expense, $106,000 or 53.72% in equipment expense and $999,000 or 37.86% in other variable expenses, offset in part by a $71,000 or 11.89% increase in occupancy expense. Other expenses for the three month period ended September 30, 1998 reflected a one time charge of $250,000 incurred in connection with the settlement of litigation.

INCOME TAX EXPENSE

        In connection with the loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a tax benefit reflecting the carry forward of the loss for the income taxes paid. The Company utilized a net operating loss deduction to offset income tax expense for the six month period ended September 30, 1999 compared to an expense of $346,000 for the six month period ended September 30, 1998. The Company's effective tax rate for the six month period ended September 30, 1999 was 0.0% compared to 40.34% for the six month period ended September 30, 1998.

THE YEAR 2000 ISSUE

        The "Year 2000 Issue" centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly and adversely affected by the Year 2000 Issue due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Issue could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Bank. There has been litigation filed against corporations regarding the Year 2000 Issue and their compliance efforts the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material. Legislation has been introduced in several jurisdictions regarding the Year 2000 Issue. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

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

        Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company believes that its systems are Year 2000 compliant, the probability of such likelihood cannot be determined. As a result, the Company expects to formulate contingency plans for its mission critical systems where possible. These systems included retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, general ledger and accounting systems and payroll processing. The Company maintains a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have completed their update and review of their existing recovery plans in addition to developing contingency plans to address the possible failure of one or more mission critical systems. These plans will be vigorously tested during the next 60 to 90 days.

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

IMPACT OF NEW BANKING LEGISLATION

        New legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers was signed into law on November 12, 1999. Generally, this legislation (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities activities.

        In particular, this legislation limits the activities that new unitary savings and loan association holding companies may engage in. Unitary savings and loan holding companies that are "grandfathered," I.E., became unitary savings and loan holding companies pursuant to applications filed with the OTS before May 4, 1999, will retain their authority under current law to engage in nonfinancial activities. All other savings and loan holding companies will be limited to financially related activities permissible for bank holding companies, as defined under the new law. In addition, this legislation prohibits non-financial companies from acquiring savings and loan association holding companies.

        Bank holding companies will be permitted to engage in a wider variety of financial activities than are permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

        We do not believe that this legislation will have a material adverse affect on our operations in the near term. However, to the extent that the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Quantitative and qualitative disclosure about market risk is presented at March 31, 1999 in Item 7A to the Company's Annual Report of Form 10-K, filed with the Securities and Exchange Commission ("SEC") on June 29, 1999, as amended on Form 10-K/A filed with the SEC, on July 29, 1999. The Company believes that there have been no material changes in the Company's market risk at September 30, 1999 compared to March 31, 1999.

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

        Currently, the Bank is defending actions brought by three unrelated individuals who are alleging that the Bank and others were responsible for the injuries they suffered during the construction of the Bank's headquarters building in 1995. The three actions were previously described in the Company's Form 10-Q for the period ended June 30, 1999. The Bank believes that each of these cases is without merit. An insurance company has accepted the defense and indemnification of all three claims on behalf of the Bank.

        In addition, on November 9, 1999, a shareholder of the Company, BBC, Capital Markets, Inc., filed a suit in the Court of Chancery of Delaware against the Holding Company to require the Holding Company to hold an annual meeting of stockholders. The action is encaptioned BBC CAPITAL MARKETS, INC. V. CARVER BANCORP, INC. The Holding Company has scheduled the stockholders meeting for Thursday, February 24, 2000. The Company believes that this case is without merit and intends to vigorously defend its interests.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

        ANNUAL MEETING.

        The Company announced that the annual meeting for the fiscal year ended March 31, 2000 will be held on February 24, 2000 (the "Annual Meeting"). The record date for the Annual Meeting will be January 11, 2000.

        PROPOSALS FOR THE ANNUAL MEETING.

        Any stockholder wishing to have a proposal considered for inclusion in the Company's proxy statement and form of proxy relating to the Annual Meeting of Stockholders must, in addition to other applicable requirements, set forth such proposal in writing and file it with the Corporate Secretary of the Company on or before November 24, 1999.

        NOTICE OF BUSINESS TO BE CONDUCTED AT ANNUAL MEETING.

        The Bylaws of the Company provide an advance notice procedure for a stockholder to properly bring business before an annual meeting or to nominate any person for election to the Company's Board of Directors. The stockholder must be a stockholder of record and have given timely notice thereof in writing to the Secretary of the Company. To be timely, with respect to an annual meeting of stockholders, a stockholder's notice must be delivered to or received by the Secretary not later ninety (90) days in advance of the annual meeting since such meeting is to be held on or after the anniversary of the previous year's annual meeting. A stockholder's notice to the Corporate Secretary shall set forth such information as required by the Bylaws of the Company. Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement and proxy card relating to an annual meeting any shareholder proposal or nomination which does not meet all of the requirements for inclusion established by the SEC in effect at the time such proposal or nomination is received. See above, "Proposals For The Annual Meeting."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 Exhibit 11.  Net income per share

                 Exhibit 27.  Financial Data Schedule

            (b)  Reports on Form 8-K.

                 None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARVER BANCORP, INC.


Date: November 16, 1999              /s/ Deborah C. Wright
                                     ----------------------------------------
                                     Deborah C. Wright
                                     President and Chief Executive Officer





Date: November 16, 1999              /s/ Walter T. Bond
                                     ----------------------------------------
                                     Walter T. Bond
                                     Acting Chief Financial Officer and Chief
                                     Investment Officer