Form 10-Q
period 1999-12-31
CARVER BANCORP INC
filed 2000-02-22
CIK 1016178

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                            Yes [X]          No [ ]

         COMMON STOCK, PAR VALUE $.01                            2,314,275
                    CLASS                             OUTSTANDING AT FEBRUARY 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Statements of Financial Condition as of
      December 31, 1999 and March 31, 1999 (unaudited)......    2
     Consolidated Statements of Operations for the Three and
      Nine-Month Periods Ended December 31, 1999 and 1998
      (unaudited)...........................................    3
     Consolidated Statements of Cash Flows for the
      Nine-Month Periods Ended December 31, 1999 and 1998
      (unaudited)...........................................    4
     Notes to Consolidated Financial Statements
      (unaudited)...........................................    5
     Recent Developments....................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    6
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   17
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   17
  Item 2. Changes in Securities and Use of Proceeds.........   18
  Item 3. Defaults upon Senior Securities...................   18
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   18
  Item 5. Other Information.................................   18
  Item 6. Exhibits and Reports on Form 8-K..................   18
SIGNATURES..................................................   19

                              CARVER BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                 AS OF           AS OF
                                                              DECEMBER 31,     MARCH 31,
                                                                  1999            1999
                                                              ------------    ------------
ASSETS
Cash and due from banks.....................................  $ 11,588,724    $ 11,120,748
Other interest earning assets...............................     8,600,000      10,200,000
                                                              ------------    ------------
          Total cash and cash equivalents...................    20,188,724      21,320,748
                                                              ------------    ------------
Investment securities held to maturity......................    24,996,558              --
Securities available for sale...............................    29,832,492      29,918,137
Mortgage-backed securities held to maturity, net (estimated
  fair values of $53,997,162 and $65,693,568 at December 31,
  1999 and March 31, 1999)..................................    56,029,832      66,584,447
Loans receivable............................................   259,234,734     274,541,950
  Less allowance for loan losses............................    (3,227,338)     (4,020,099)
                                                              ------------    ------------
  Loans receivable, net.....................................   256,007,396     270,521,851
                                                              ------------    ------------
Real estate owned, net......................................       453,301         184,599
Property and equipment......................................    11,469,772      11,844,983
Federal Home Loan Bank of New York stock, at cost...........     5,754,600       5,754,600
Accrued interest receivable.................................     2,150,669       2,860,693
Excess of cost over net assets acquired, net................       870,048       1,029,853
Other assets................................................     4,755,836       6,422,933
                                                              ------------    ------------
          Total assets......................................  $412,509,228    $416,482,844
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $277,354,563    $276,999,074
  Securities sold under agreement to repurchase.............    31,337,000      35,337,000
  Advances from Federal Home Loan Bank of New York..........    65,693,524      65,708,466
  Other borrowed money......................................       803,076         992,619
  Other liabilities.........................................     3,956,169       6,270,419
                                                              ------------    ------------
          Total liabilities.................................   379,144,332     385,307,578
                                                              ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value per share; 2,000,000
     shares authorized; none issued.........................            --              --
  Common stock, $0.01 par value per share; 10,000,000 shares
     authorized; 2,314,275 shares issued and outstanding....        23,144          23,144
  Additional paid-in capital................................    21,412,879      21,423,574
  Retained Earnings-substantially restricted................    12,731,949      10,721,168
  Common stock acquired by Employee Stock Ownership Plan....      (803,076)       (992,620)
  Comprehensive Income, net of Income Tax...................            --              --
                                                              ------------    ------------
          Total stockholders' equity........................    33,364,896      31,175,266
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $412,509,228    $416,482,844
                                                              ============    ============

                              CARVER BANCORP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               DECEMBER 31,                  DECEMBER 31,
                                         -------------------------    --------------------------
                                            1999          1998           1999           1998
                                         ----------    -----------    -----------    -----------
Interest Income:
  Loans receivable, net................  $4,911,141    $ 4,937,816    $14,649,746    $15,497,439
  Mortgage-backed securities...........     874,361      1,151,518      2,777,144      4,336,632
  Investment securities................     990,012        629,841      2,581,128      1,125,263
  Other interest earning assets........     184,935        212,192        511,993        557,980
                                         ----------    -----------    -----------    -----------
          Total interest income........   6,960,449      6,931,367     20,520,011     21,517,314
                                         ----------    -----------    -----------    -----------
Interest expense:
  Deposits.............................   2,139,617      2,037,072      6,492,359      6,249,725
  Advances and other borrowed money....   1,360,111      1,485,620      4,150,723      4,793,388
                                         ----------    -----------    -----------    -----------
          Total interest expense.......   3,499,728      3,522,692     10,643,082     11,043,113
                                         ----------    -----------    -----------    -----------
Net interest income....................   3,460,721      3,408,675      9,876,929     10,474,201
Provision for loan losses..............     225,000      3,060,569        605,000      3,810,469
                                         ----------    -----------    -----------    -----------
Net interest income after provision for
  loan losses..........................   3,235,721        348,106      9,271,929      6,663,732
                                         ----------    -----------    -----------    -----------
Non-interest income:
  Loan fees and service charges........       4,093         10,080         21,339        119,191
  Gain or (loss) on sale of
     securities........................          --             --             --          4,941
  Other income.........................     534,528        337,257      1,505,131      1,307,239
                                         ----------    -----------    -----------    -----------
          Total non-interest income....     538,621        347,337      1,526,470      1,494,371
                                         ----------    -----------    -----------    -----------
Non-interest expense:
  Salaries and employee benefits.......   1,266,464      1,378,634      3,750,900      3,982,402
  Net occupancy expenses...............     368,794        286,180      1,033,371        880,142
  Equipment............................     364,771        293,644      1,138,612      1,063,070
  Other................................   1,202,094      6,311,502      2,841,735      8,949,965
                                         ----------    -----------    -----------    -----------
          Total non-interest
            expenses...................   3,202,123      8,269,960      8,764,618     14,875,579
                                         ----------    -----------    -----------    -----------
Income (loss) before income taxes......     572,219     (7,574,517)     2,033,781     (6,717,476)
Income taxes...........................     291,943             --        978,877        345,676
Income taxes (benefit).................    (268,943)    (1,851,134)      (955,877)    (1,851,134)
                                         ----------    -----------    -----------    -----------
Net income (loss)......................  $  549,219    $(5,723,383)   $ 2,010,781    $(5,212,018)
                                         ==========    ===========    ===========    ===========
Net income (loss) per common share.....  $     0.25    $     (2.59)   $      0.90    $     (2.37)
                                         ==========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding...................   2,229,392      2,208,432      2,223,664      2,203,690
                                         ==========    ===========    ===========    ===========

                              CARVER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
Cash flows from operating activities:
Net income (loss)...........................................  $   2,010,781    $  (5,212,018)
Adjustments:
Depreciation and amortization of premises and equipment.....        669,973          563,371
Amortization of intangibles.................................        159,805          162,995
Other amortization and accretion, net.......................        198,889          733,264
Provision for loan losses...................................        605,000        3,810,469
Allocation of ESOP stock....................................        125,797          152,162
Changes in accrued interest receivable, net.................        710,024          181,722
Decrease in other assets....................................      1,703,864        1,480,789
Increase (decrease) in other liabilities....................     (2,314,250)       2,726,192
                                                              -------------    -------------
Net cash provided by operating activities...................      3,869,883        4,598,946
                                                              -------------    -------------
Cash flows from investing activities:
Principal repayments on available for sale securities.......             --        3,832,660
Purchases of discount notes.................................   (385,000,000)    (221,607,869)
Proceeds from matured discount notes........................    385,000,000      175,000,000
Purchase of investment securities held to maturity..........    (25,000,000)              --
Proceeds from sale/call of securities held for sale.........             --       23,841,581
Proceeds from maturities and calls of investment securities
  held to maturity..........................................             --        1,797,042
Principal repayment of mortgage backed securities held to
  maturity..................................................     10,496,098       19,284,289
Net change in loans receivable..............................     13,645,753       23,948,507
Additions to premises and equipment.........................       (294,762)      (1,052,218)
                                                              -------------    -------------
Net cash (used in) provided by investing activities.........     (1,152,911)      25,043,992
                                                              -------------    -------------
Cash flows from financing activities:
Net increase in deposits....................................        355,489        6,729,396
Net (decrease) in securities sold under agreement to
  repurchase................................................     (4,000,000)     (51,683,000)
Repayment of FHLB advances..................................        (14,942)              --
Advances from Federal Home Loan Bank of New York............             --       28,976,622
Repayment of other borrowed money...........................       (189,543)        (145,705)
Dividends paid..............................................             --         (115,714)
Advance payments by borrowers for taxes and insurance.......             --        1,102,262
                                                              -------------    -------------
Net cash provided by (used in) financing activities.........     (3,848,996)     (15,136,139)
                                                              -------------    -------------
Net increase (decrease) in cash and equivalents.............     (1,132,024)      14,506,799
Cash and equivalents -- beginning...........................     21,320,748       15,120,071
                                                              -------------    -------------
Cash and equivalents -- ending..............................  $  20,188,724    $  29,626,870
                                                              =============    =============
Unrealized gain (loss) on securities available for sale.....             --              173
Deferred income taxes.......................................             --              (82)
                                                              =============    =============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest....................................................  $  10,122,297    $  11,014,629
                                                              =============    =============
Federal, state and city income taxes........................         27,938          776,829

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three-month and nine-month periods ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000 ("fiscal year 2000"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

(2) EARNINGS PER SHARE CALCULATION

     Net income per share for the three month and nine-month periods ended December 31, 1999 and 1998 are calculated based on the weighted average number of shares outstanding during the period.

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

     Carver acquired a majority interest in Alhambra Realty through Alhambra Holding in connection with a workout with an existing borrower of the Bank whose loan was secured by partially occupied commercial real property. Alhambra Realty is currently attempting to conduct a sale of the property it owns.

(4) CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     On December 14, 1999, Carver engaged KPMG LLP ("KPMG") as its independent auditors for the fiscal year ending March 31, 2000. Since November, 1995, Mitchell & Titus LLP ("Mitchell & Titus") has been Carver's independent auditor. The decision to change auditors was recommended by Carver's Audit Committee and was approved by Carver's Board of Directors based on a review by Carver of its accounting and tax service needs for future operations.

                              RECENT DEVELOPMENTS

(1) ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK

     On January 11, 2000, Carver sold, pursuant to a Securities Purchase Agreement, dated January 11, 2000, in a private placement 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). In addition, Carver entered into a Registration Rights Agreement, dated January 11, 2000 with MSDW and Provender. The gross proceeds from the private placement were $2.5 million.

     The Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock") accrue annual dividends at $1.97 per share. Dividends are payable semi-annually commencing June 15, 2000 and are payable thereafter on June 15 and December 15 of each year. Each share of Preferred Stock is convertible at the option of the holder, at any time, into 2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. Carver may redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Preferred Stock shall be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock is entitled to one vote for each share of Common Stock into which the Preferred Stock can be converted.

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

     On January 28, 1998, the Company announced that the Bank had entered into a definitive agreement to sell its branch office located in Roosevelt, New York, to City National Bank of New Jersey ("City National"). The Roosevelt Office is located in Nassau County, New York and had deposits of approximately $8.2 million at December 31, 1999. Due to certain regulatory issues, the transaction, which was expected to close by March 31, 1999, has not yet been consummated. During the third quarter of fiscal year 2000 the Company and City National worked to resolve the issues preventing the transaction from closing. On January 18, 2000, the Company and City National executed an amended agreement containing similar terms and conditions as the original agreement and the transaction is currently expected to close no later than March 31, 2000.

ADDITION OF SENIOR EXECUTIVE OFFICER

     On February 4, 2000, the Company announced the appointment of James Boyle as Senior Vice President and Chief Financial Officer. Mr. Boyle was formerly Senior Vice President and Chief Financial Officer of Broad National Bank, which was recently acquired by Independence Community Bank. Walter Bond, Acting Chief Financial Officer was appointed Senior Vice President, Special Assistant to the President and CEO, focusing on the Company's strategic initiatives.

FINANCIAL CONDITION

  Assets

     Total assets decreased by $4.0 million or 0.95% to $412.5 million compared to $416.5 million at March 31, 1999. The decrease in total assets was primarily attributable to decreases in loans receivable, net and mortgage-backed securities ("MBSs") held to maturity and other interest earning assets, offset in part by an increase in investment securities held to maturity ("HTM").

     Total cash and cash equivalents decreased by $1.1 million or 5.31% to $20.2 million compared to $21.3 million at March 31, 1999. The decrease reflects a $1.6 million or 15.69% reduction in other interest earning assets, consisting primarily of federal funds sold, offset in part by a $468,000 increase in cash and cash equivalents.

     Investment securities HTM increased by $25.0 million at December 31, 1999, whereas at March 31, 1999 the Company did not carry any investment securities as HTM. The investment in securities HTM reflects the reinvestment of principal and interest received during the first quarter on MBSs and loans receivable. At December 31, 1999, securities held as available for sale ("AFS") totaled $29.8 million, compared to $29.9 million at March 31, 1999.

     MBSs held to maturity decreased by $10.6 million or 15.85% to $56.0 million compared to $66.6 million at March 31, 1999. These decreases primarily reflect principal repayments on MBSs held to maturity and the Company's strategy to reinvest these repayments directly into loans or short term securities until such time as suitable loans become available for origination or purchase.

     Loans receivable net, decreased by $14.5 million or 5.37% to $256.0 million at December 31, 1999 compared to $270.5 at March 31, 1999. The decrease in loans receivable, net primarily reflects scheduled loan payments as well as increased loan prepayments. The prepayments primarily reflect the refinancing of loans due to lower market interest rates available during the nine-month period.

  Liabilities and Stockholders' Equity

     Total deposits increased by $355,000 or 0.13% to $277.4 million at December 31, 1999, compared to $277.0 million at March 31, 1999. The increase in total deposits was primarily attributable to increases of $1.6 million in NOW accounts and $927,000 in certificates of deposits, offset in part by decreases of $1.3 million in money market accounts and $880,000 in savings and club accounts.

     Total borrowings decreased by $4.2 million or 4.12% to $97.8 million at December 31, 1999, compared to $102.0 million at March 31, 1999. The decrease in total borrowings was due to a decrease in securities sold under agreements to repurchase ("repos") of $4.0 million or 11.32% to $31.3 million. The decrease in total borrowings reflects the Company's ability to fund loan originations and loan purchases with repayments on MBSs and loans receivable together with the increase in deposits.

     Total stockholders' equity increased by $2.2 million, or 7.02% to $33.4 million at December 31, 1999, compared to $31.2 million at March 31, 1999. The increase in stockholders' equity primarily reflects an increase in retained earnings for the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits and principal and interest payments on loans, MBSs and investment securities. While maturities and scheduled amortization of loans, MBSs and investment securities are predictable sources of funds, deposit flows, loans and prepayments on MBSs are strongly influenced by changes in general interest rates, economic conditions and competition.

     For the nine-month period ended December 31, 1999 the primary investment activity of the Company was the purchase of loans and the purchase of investment securities. During the nine-month period ended December 31, 1999, the Company purchased approximately $37.7 million of mortgage loans and $25.0 million of investment securities. During the nine-month period ended December 31, 1999, the Company sold no investment securities, mortgage loans or MBSs.

     The Company's most liquid assets are federal funds sold and cash and due from banks. In addition to the liquidity provided by federal funds sold and cash and due from banks, the Company derives liquidity from its line of credit with the FHLB, which equals 30% of total assets. The levels of the Company's cash and cash equivalents are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, the Company's cash and cash equivalents totaled $20.2 million compared to $21.3 million at March 31, 1999. This decrease in cash and cash equivalents is not expected to have a material impact on the Company's operations.

     The Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of December 31, 1999 are as follows:

                                                         AMOUNT     % OF ASSETS
                                                         -------    -----------
                                                         (DOLLARS IN THOUSANDS)
Tangible capital:
Capital level..........................................  $28,611        6.98%
Less requirement.......................................    6,152        1.50
                                                         -------       -----
Excess.................................................  $22,459        5.48%
                                                         =======       =====
Core capital:
Capital level..........................................  $28,643        6.98%
Less requirement.......................................   16,406        4.00
                                                         -------       -----
Excess.................................................  $12,237        2.98%
                                                         =======       =====
Risk-based capital:
Capital level..........................................  $31,046       15.90%
Less requirement.......................................   15,619        8.00
                                                         -------       -----
Excess.................................................  $15,427        7.90%
                                                         =======       =====

     On January 25, 2000, the Holding Company contributed $2.5 million, representing the proceeds from the issuance of the convertible preferred securities to the Bank in the form of additional paid in capital increasing the Bank's tier one capital and core capital to $31.1 million or 7.59% and risk based capital to $33.5 million or 17.18%. See Note 4 to Consolidated Financial Statements.

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

     During the three and nine-month periods ended December 31, 1999 the Company placed primary emphasis on its whole loan portfolio through the purchase of whole loans. It is expected that the Company's future earnings will be derived primarily from direct lending and purchases rather than investing in securities.

     The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflect the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds, which are derived from daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees which are considered adjustments to yields.

                                                             THREE MONTHS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------
                                                      1999                                     1998
                                     --------------------------------------   --------------------------------------
                                     AVERAGE    QUARTERLY     ANNUALIZED      AVERAGE    QUARTERLY     ANNUALIZED
                                     BALANCE    INTEREST    AVG. YIELD/COST   BALANCE    INTEREST    AVG. YIELD/COST
                                     --------   ---------   ---------------   --------   ---------   ---------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
INTEREST EARNING ASSETS
  Loans(1).........................  $249,726    $4,911           7.87%       $256,575    $4,937           7.70%
  Investment securities(2).........    66,041       990           6.00          46,849       630           5.38
  Mortgage-backed securities.......    57,155       874           6.12          74,454     1,152           6.19
  Other interest earning assets....    11,575       185           6.39          15,475       212           5.48
                                     --------    ------          -----        --------    ------          -----
         Total interest earning
           assets..................   384,497    $6,960           7.24%        393,353    $6,931           7.05%
                                                 ------                                   ------
  Non-interest earning assets......    28,444                                   35,384
                                     --------                                 --------
         Total Assets..............  $412,941                                 $428,737
                                     ========                                 ========
LIABILITIES
INTEREST BEARING LIABILITIES
Deposits
  DDA..............................  $ 11,025    $   --             --%       $  7,193    $   --             --%
  NOW..............................    16,755        76           1.81          21,016        82           1.56
  Savings and clubs................   144,132       919           2.55         144,154       900           2.50
  Money market accounts............    19,558       123           2.52          21,479       130           2.42
  Certificates of deposit..........    86,493     1,022           4.73          80,483       925           4.60
                                     --------    ------          -----        --------    ------          -----
         Total Deposits............   277,963     2,140           3.08         274,325     2,037           2.97
Borrowed money.....................    97,906     1,360           5.56         104,750     1,486           5.67
                                     --------    ------          -----        --------    ------          -----
Total interest-bearing
  liabilities......................   375,869     3,500           3.72%        379,075     3,523           3.72%
                                                 ------                                   ------
Non-interest-bearing liabilities...     4,060                                   13,408
                                     --------                                 --------
Total liabilities..................   379,929                                  392,483
Stockholders' equity...............    33,012                                   36,253
                                     --------                                 --------
Total liabilities and stockholders'
  equity...........................  $412,941                                 $428,736
                                     ========                                 ========
Net interest income................              $3,460                                   $3,408
                                                 ======                                   ======
Interest rate spread...............                               3.52%                                    3.33%
                                                                 =====                                    =====
Net interest margin................                               3.60%                                    3.47%
                                                                 =====                                    =====
Ratio of average interest earning
  assets to interest-bearing
  liabilities......................                              102.3x                                   103.8x
                                                                 =====                                    =====

---------------
(1) Includes non-accrual loans.

(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at December 31, 1999.

                                                      NINE MONTHS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                                1999                                  1998
                                 ----------------------------------    ----------------------------------
                                 AVERAGE                 ANNUALIZED    AVERAGE                 ANNUALIZED
                                 BALANCE     INTEREST    YIELD/COST    BALANCE     INTEREST    YIELD/COST
                                 --------    --------    ----------    --------    --------    ----------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
INTEREST EARNING ASSETS
  Loans(1).....................  $254,857    $14,650        7.66%      $268,113    $15,497        7.71%
  Investment securities(2).....    58,795      2,581        5.85         25,846      1,125        5.81
  Mortgage-backed securities...    60,504      2,777        6.12         90,747      4,337        6.37
  Other interest earning
    assets.....................    11,359        512        6.01         14,375        558        5.18
                                 --------    -------       -----       --------    -------       -----
         Total interest earning
           assets..............   385,515    $20,520        7.10%       399,081    $21,517        7.19%
                                             -------                               -------
  Non-interest earning
    assets.....................    31,349                                28,933
                                 --------                              --------
         Total Assets..........  $416,864                              $428,014
                                 ========                              ========
LIABILITIES
INTEREST BEARING LIABILITIES:
Deposits
  DDA..........................  $ 11,467    $    --          --%      $  9,546    $    --          --%
  NOW..........................    16,753        233        1.85         19,130        248        1.73
  Savings and clubs............   145,568      2,755        2.52        145,553      2,721        2.49
  Money market accounts........    20,601        476        3.08         21,822        459        2.80
  Certificates of deposit......    86,284      3,028        4.68         80,371      2,822        4.68
                                 --------    -------       -----       --------    -------       -----
         Total Deposits........   280,673      6,492        3.08        276,422      6,250        3.01
Borrowed money.................    99,966      4,151        5.54        108,329      4,793        5.90
                                 --------    -------       -----       --------    -------       -----
Total interest-bearing
  liabilities..................   380,639     10,643        3.73%       384,751     11,043        3.83%
                                             -------                               -------
Non-interest-bearing
  liabilities..................     3,904                                 7,372
                                 --------                              --------
Total liabilities..............   384,543                               392,123
Stockholders' equity...........    32,321                                35,893
                                 --------                              --------
Total liabilities and
  stockholders' equity.........  $416,864                              $428,016
                                 ========                              ========
Net interest income............              $ 9,877                               $10,474
                                             =======                               =======
Interest rate spread...........                             3.37%                                 3.36%
                                                           =====                                 =====
Net interest margin............                             3.42%                                 3.50%
                                                           =====                                 =====
Ratio of average interest
  earning assets to
  interest-bearing
  liabilities..................                            101.3x                                103.7x
                                                           =====                                 =====

---------------
(1) Includes non-accrual loans.

(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at December 31, 1999.

  Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

     General

     The Company reported net income of $549,000, for the three month period ended December 31, 1999, compared to a loss of $5.7 million, for the three month period ended December 31, 1998. Earnings for the third quarter of the prior fiscal year included non-recurring pre-tax charges of $7.8 million reflecting a $2.5 million special provision for loan losses, $4.1 million in reconciliation adjustments and $1.2 million in related consulting fees. Excluding these charges and the related partial tax benefits, net income for the third quarter of fiscal year 1999 was $173,000. The increase in net income primarily reflects an income tax benefit, an increase in non-interest income and decreases in the provision for loan losses and non-interest expense.

     Interest Income

     Interest income increased by $29,000, or 0.42% to $7.0 million for the three month period ended December 31, 1999 compared to $6.9 million for the same period last year. The increase in interest income primarily reflects a 19 basis point increase in the average yield on interest-earning assets to 7.24% compared to 7.05% for the same period last year, offset in part by an $8.9 million decrease in the average balance of interest earning assets to $384.5 million. The increase in the average yield for the three month period is primarily attributable to an increase in the yield on adjustable rate and short term assets due to higher market interest rates during the third quarter compared to the same period last year.

     Interest income on loans receivable net was stable at $4.9 million for the three month period ended December 31, 1999 compared to same period last year. The average balance of loans receivable net decreased by approximately $6.8 million or 2.67% to $249.7 million for the three month period ended December 31, 1999 compared to $256.6 million for the same period last year, which was offset by a 17 basis point increase in the average yield on the loan portfolio to 7.87%. The decrease in the average balance of the loan portfolio primarily reflects an increase in loan prepayments and a decrease in loan originations. The increase in the average yield on loans receivable net primarily reflects an increase in the yield on adjustable rate loans due to higher market interest rates during the third quarter compared to the same period last year.

     Interest income on MBSs decreased $277,000, or 24.07% to $874,000 for three month period ended December 31, 1999 compared to $1.2 million for the same period last year. The decrease in interest income on MBSs primarily reflects a decrease of approximately $17.3 million or 23.23% in the average balance of mortgage-backed securities to $57.2 million compared to $74.5 million for the same period last year coupled with a 7 basis point decrease in the average yield to 6.12%. The decrease in the average balance of MBSs primarily reflects a shift during the second quarter of fiscal 1999 of approximately $24.0 million from MBSs to loans and the Company's strategy to reinvest principal repayments on MBSs into higher yielding loans.

     Interest income on investment securities increased by $360,000, or 57.18% to $990,000 for the three month period ended December 31, 1999 compared to $630,000 for the same period last year. The increase in interest income on investment securities consisting of short and intermediate term agency securities primarily reflects a $19.2 million or 40.97% increase in the average balance of such securities to $66.0 million for the three month period ended December 31, 1999 compared to $46.8 million for the same period last year coupled with a 62 basis point increase in the average yield to 6.00%. The increase in the average balance of investment securities reflects an investment of repayments from loan and MBSs into intermediate term securities. The increase in the average yield on investment securities primarily reflects the higher yield earned by shifting assets from short term securities to intermediate term securities and generally higher market rates.

     Interest income on other interest-earning assets decreased by $27,000, or 12.85% to $185,000 for the three month period ended December 31, 1999 compared to $212,000 for the same period last year. The decrease in interest income on other interest earning assets primarily reflects a $3.9 million or 25.20% decrease in the average balance of such securities to $11.6 million for the three month period ended December 31, 1999 compared to $15.5 million for the same period last year, offset in part by a 91 basis point increase the average yield to 6.39%. The decrease in the average balance of other interest earning assets primarily reflects a decrease in short term investments held during the third quarter. The increase in the average yield on other interest earning assets primarily reflects generally higher market rates.

     Interest Expense

     Interest expense was stable at $3.5 million for the three month period ended December 31, 1999 compared to same period last year.

     Interest expense on deposits increased by $103,000 or 5.03% to $2.1 million for the three month period ended December 31, 1999 compared to $2.0 million for the same period last year. The increase in the cost of deposits primarily reflects a $3.6 million increase in the average balance of deposits to $278.0 million compared to $274.3 million for the same period last year coupled with an 11 basis point increase in the cost of deposits to 3.08%. The increase in the cost of deposits primarily reflects higher market interest rates during the third quarter. The increase in deposit cost also reflects an increase of $6.0 million or 7.47% in the average balance of certificates of deposit to $86.5 million coupled with a 13 basis point increase in the average cost of these deposits.

     Interest expense on borrowings decreased by $126,000 or 8.45% to $1.4 million for the three month period ended December 31, 1999 compared to $1.5 million for the same period last year. The decrease primarily reflects an 11 basis point decrease in the average cost of borrowings to 5.56% compared to 5.67% for the same period last year coupled with a $6.8 million decrease in the average balance of borrowings to $97.9 million. The decrease in the average balance of borrowings primarily reflects the Company's ability to fund investments and loan purchases with deposits and principal and interest receipts on loans and MBSs. The decrease in the cost of borrowings primarily reflects the replacement of higher cost borrowings with lower cost borrowings during fiscal year 1999.

     Net Interest Income Before Provisions for Loan Losses

     Net interest income increased $52,000 or 1.53%, to $3.5 million for the three month period ended December 31, 1999 compared to $3.4 million for the same period last year. The increase in net interest income primarily reflects an increase in the average yield of average interest earning assets while the average cost of interest bearing liabilities was stable for the third quarter.

     The Company's interest rate spread increased by 19 basis points to 3.52% for the three month period ended December 31, 1999 compared to 3.33% for the three month period ended December 31, 1998. The Company's net interest margin increased by 13 basis point to 3.60% for the three month period ended December 31, 1999 compared to 3.47% for the same period last year. The increase in interest rate spread and net interest margin primarily reflects a 19 basis point increase in the average yield on interest earning assets to 7.24% while the average cost of interest bearing liabilities was stable at 3.72%. The increase in the average yield of interest earning assets was partially offset by a decrease in the average balance of interest earning assets.

     The increase in interest rate spread and net interest margin was primarily attributable to increases in the average yield on loans, investment securities and other interest earning assets. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 102.3x for the three month period ended December 31, 1999 compared to 103.8x for the same period last year.

     Provision for Loan Losses

     The Company provided $225,000 for loan losses for the three month period ended December 31, 1999, compared to $3.1 million for the same period of the prior year. The provision for loan losses for the third quarter of the prior year reflected a special provision of approximately $2.5 million taken in response to an increase in non-performing consumer loans and to maintain an adequate level of allowance consistent with the Bank's policies. The decrease in the provision for the third quarter of the current fiscal year reflects an overall decrease in non-performing assets, which includes non-performing consumer loans. During the third quarter of fiscal year 2000, the Bank charged off approximately $512,000 in previously reserved non-performing consumer loans and $169,000 in previously reserved assets. At December 31, 1999, non-performing loans totaled $3.0 million or 1.16% of total loans compared to $4.1 million or 1.63% at September 30, 1999. At December 31, 1999, Carver's allowance for loan losses was $3.2 million compared to $3.6 million at September 30, 1999, resulting in a ratio of allowance to non-performing loans of 108.97% at December 31, 1999 compared to 82.26% at September 30, 1999 and a ratio of allowances for loan losses to total loans of 1.26% and 1.41% respectively. The decrease in the allowance for loan losses and the ratio of allowance for loan losses to total loans reflects loan charge offs during the third quarter.

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

     Non-Interest Income

     Non-interest income increased by $191,000 or 55.07% to $539,000 for the three month period ended December 31, 1999 compared to $347, 000 for the same period of the prior year. The increase in non-interest income for the third quarter primarily reflects a $197,000 or 58.49% increase in other income which consist of bank service charges and mortgage loan prepayment fees, offset in part by a $6,000 or 59.39% decrease in loan fees due to a decrease in loan originations.

     Non-Interest Expense

     Non-interest expense decreased by approximately $5.1 million or 61.28% to $3.2 million for the three month period ended December 31, 1999 compared to $8.3 million for the three month period ended December 31, 1998. Non-interest expense for the third quarter of the prior fiscal year included non-recurring charges of approximately $5.3 million. Excluding the non-recurring charges non-interest expense increased by $232,000 or 8.10%.

     The increase in non-interest expense for the three-month period, excluding the non-recurring charges, primarily reflects increases of $83,000 or 28.87% in occupancy expense due to major branch repairs, $120,000 or 289.87% in FDIC expense, related to the Bank's OTS rating, $100,000 or 290.30% in advertising expense due to increased marketing expenses and $38,000 or 97.39% in expenses for legal services, offset in part by decreases of $112,000 or 8.14% in salaries and benefit expense, $53,000 or 47.96% in security service, $17,000 or 17.88% in Bank charges and $22,000 or 4.06% in other expenses.

     Income Tax Expense

     In connection with a loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a tax benefit reflecting the carry forward of the loss for the income taxes paid. The Company utilized a net operating loss deduction to reduce income tax expense for the three month period ended December 31, 1999 to $23,000. The Company's effective tax rate for the three-month period ended December 31, 1999 was 4.02%.

  Comparison of Operating Results for the Nine Months Ended December 31, 1999 and 1998

     General

     The Company reported net income for the nine-month period ended December 31, 1999 of $2.0 million compared to a net loss of $5.2 million for the same period of the prior year. Earnings for the nine-month period for the prior fiscal year included non-recurring pre-tax charges of $7.8 million. Earnings excluding those charges were $685,000. The increase in net income primarily reflects an income tax benefit, an increase in non-interest income and decreases in provision for loan losses and non-interest expense.

     Interest Income

     Interest income decreased by approximately $997,000 or 4.63% to $20.5 million for the nine-month period ended December 31, 1999 compared to $21.5 million for the nine-month period ended December 31, 1998. The decrease in interest income for the nine-month period ended December 31, 1999 primarily reflects a 9 basis point decrease in the average yield of interest earning assets to 7.10% compared to 7.19% for the same period last year and a $13.6 million or 3.40% decrease in the average balance of interest earning assets to $385.5 million. The decrease in the average yield for the nine-month period is primarily attributable to a shift in assets from loans and MBSs to lower yielding investment securities.

     Interest income on loans receivable net decreased by $848,000 or 5.47% to $14.6 million for the nine-month period ended December 31, 1999 compared to $15.5 million for the same period last year. The decrease in interest income on loans receivable net primarily reflects a $13.3 million or 4.94% decrease in the average balance of loans receivable to $254.9 million for the nine-month period ended December 31, 1999 compared to $268.1 million for the same period last year, coupled with a decrease of 5 basis points in the average yield on the loan portfolio. The decrease in the average balances of the loan portfolio primarily reflects the impact of increased loan prepayments and to a lesser extent, a decrease in loan originations. The decrease in average yield primarily reflects the repayment of higher yielding loans and lower market interest rates during the first two quarters of the fiscal year compared to the same period last year.

     Interest income on MBSs decreased $1.6 million, or 35.96% to $2.8 million for the nine-month period ended December 31, 1999 compared to $4.3 million for the same period last year. The decrease in interest income on MBSs primarily reflects a decrease of $30.2 million or 33.33% in the average balance of mortgage-backed securities to $60.5 million for the nine-month period ended December 31, 1999 compared to $90.7 million for the same period last year coupled with a decrease of 25 basis points in the average yield on MBSs to 6.12% compared to 6.37%. The decrease in the average balance of MBSs primarily reflects the shift of approximately $24.0 million from MBSs to loans and the Company's strategy to reinvest principal repayments on MBSs into higher yielding loans.

     Interest income on investment securities increased by $1.5 million or 129.38%, to $2.6 million for the nine-month period ended December 31, 1999 compared to $1.1 for the same period last year. The increase in interest income on investment securities, consisting of short term and intermediate term agency securities primarily reflects a $33.0 million or 127.48% increase in the average balance of investment securities to $58.8 million for the nine- month period ended December 31, 1999 compared to $25.8 million for the same period last year coupled with a 4 basis point increase in the average yield to 5.85%. The increase in the average balance of investment securities reflects an investment of repayments from loan and MBSs into intermediate term securities. The increase in the average yield on investment securities primarily reflects the higher yield earned by shifting assets from short-term securities to intermediate term securities.

     Interest income on other interest-earning assets decreased by $46,000 or 8.24%, to $512,000 for the nine-month period ended December 31, 1999 compared to $558,000 for the same period last year. The decrease in interest income on other interest earning assets primarily reflects a $3.0 million decrease in the average balance of other interest earning assets, offset in part by an 83 basis point increase in the average yield to 6.01%. The decrease in the average balance of other interest earning assets primarily reflects a decrease in short-term investments held during the nine-month period. The increase in the average yield on other interest earning assets primarily reflects higher market rates on such assets.

     Interest Expense

     Interest expense decreased by $400,000 or 3.62% to $10.6 million for the nine-month period ended December 31, 1999 compared to $11.0 million for the same period of the prior year. The decrease in interest expense primarily reflects a 10 basis point decrease in the cost of interest bearing liabilities to 3.73% coupled with a $4.1 million decrease in the average balance of interest bearing liabilities to $380.6 million.

     Interest expense on deposits increased by $243,000 or 3.88% to $6.5 million for the nine-month period ended December 31, 1999 compared to $6.2 million for the same period last year. The increase in interest expense on deposits primarily reflects a $4.3 million or 1.54% increase in the average balance of deposits to $280.7 million compared to $276.4 million for the same period last year coupled with a 7 basis point increase in the average cost of deposits to 3.08%.

     Interest expense on borrowings decreased by $643,000 or 13.41% to $4.2 million for the nine-month period ended December 31, 1999 compared to $4.8 million. The decrease in interest expense in borrowings primarily reflects a 36 basis point decrease in the average cost of borrowings to 5.54% coupled with an $8.4 million or 7.72% decrease in the average balance of borrowings to $100.0 million. The decrease in the average balance of borrowings primarily reflects the Company's ability to fund investments and loans with deposits and principal and interest receipts. The decrease in the cost of borrowings primarily reflects the replacement of higher cost borrowings with lower cost borrowings during fiscal year 1999.

     Net Interest Income Before Provisions for Loan Losses

     Net interest income before provision for loan losses decreased by $597,000, or 5.70% to $9.9 million for the nine-month period ended December 31, 1999 compared to $10.5 million for the same period last year The decrease in net interest income primarily reflects a decrease in the average yield of average interest earning assets, offset in part by a decrease in the average cost of interest bearing liabilities.

     The Company's interest rate spread increased by 1 basis point to 3.37% for the nine-month period ended December 31, 1999 compared to 3.36% for the nine-month period ended December 31, 1998. The Company's net interest margin decreased by 8 basis points to 3.42% for the nine-month period ended December 31, 1999 compared to 3.50% for the same period last year. The increase in interest rate spread primarily reflects a 10 basis point decrease in the average cost of interest bearing liabilities to 3.73%, offset in part by a 9 basis point decrease in the average yield on interest earning assets to 7.10%. The decrease in net interest margin primarily reflects decreases in the yield on interest earning assets and the ratio of interest earning assets to interest bearing liabilities. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 101.3x for the nine-month period ended December 31, 1999 compared to 103.7x for the same period last year.

     Provision for Loan Losses

     The Company provided $605,000 for loan losses for the nine-month period ended December 31, 1999, compared to $3.8 million for the same period of the prior year. Provision for loan losses for the nine-month period of the prior year reflected a special provision of approximately $2.5 million taken in response to an increase in non-performing consumer loans and to maintain an adequate level of allowance consistent with the Bank's policies. The decrease in the provision for the current nine-month period reflects an overall decrease in non-performing assets, which includes non-performing consumer loans. During the nine-month period, the Bank charged off approximately $960,000 in previously reserved non-performing consumer loans and $763,000 in previously reserved assets.

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

     Non-Interest Income

     Non-interest income was stable at $1.5 million for the nine-month period ended December 31, 1999. The increase in non-interest income for the nine-month period primarily reflects a $135,000 or 9.84% increase in other income which consists of bank service charges and mortgage loan prepayment fees, offset in part by a $98,000 or 82.10% decrease in loan fees due to a decrease in loan originations.

     Non-Interest Expenses

     Non-interest expense decreased by approximately $6.1 million or 41.08% to $8.8 million for the nine-month period ended December 31, 1999 compared to $14.9 million for the nine-month period ended December 31, 1998. Non-interest expense for the nine-month period of the prior fiscal year included non-recurring charges of approximately $5.3 million. Excluding the non-recurring charges non-interest expense decreased by $811,000 or 8.47%.

     The decrease in non-interest expense for the nine-month period excluding the non-recurring charges primarily reflects decreases of $232,000 or 5.81% in salaries and benefits expense, $52,000 or 18.44% in bank charges and $82,000 or 27.23% in security service, offset in part by increases of $79,000 or 71.13% in advertising expense, $87,000 or 18.67% in net occupancy expenses, $107,000 or 76.75% in legal expense, and $328,000 or 220.08% in FDIC insurance expense.

     Income Tax Expense

     In connection with a loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a tax benefit reflecting the carry forward of the loss for the income taxes paid. The Company utilized a net operating loss deduction to reduce income tax expense for the nine-month period ended December 31, 1999 to $23,000. The Company's effective tax rate for the nine-month period ended December 31, 1999 was 1.13%.

THE YEAR 2000 ISSUE

     Over the past several quarters, we had reported, on a regular basis, concerns relating to the "Year 2000 Issue," which centered upon the inability of computer systems to recognize the change into the year 2000. Carver did not experience any significant interruptions in any computer operations related to the Year 2000 Issue. Carver's loan and deposit functions were not effected by the change into the year 2000. Carver estimates that total costs related to the Year 2000 Issue, from inception to date, did not exceed $200,000 and we do not anticipate any additional costs to be incurred related to this matter. Additionally, we did not encounter any significant delays in loan payments from our borrowers due to difficulties they may have encountered as a result of the Year 2000 Issue.

               IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

     On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act,
(vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

     The Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Holding Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Act. The Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

     The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For other ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     The OTS has recently proposed regulations implementing the privacy protection provision of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties

     The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York Assembly. No action has been taken on any of these bills, and we cannot predict what impact, if any, these bills would have.

     We do not believe that the new law will have a material adverse affect upon our operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at March 31, 1999 in Carver's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission on July 29, 1999. There have been no material changes in our market risk at December 31, 1999 compared to March 31, 1999. The following is an update of the discussion provided therein:

     GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1999, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

     ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no change in the composition of assets, deposit liabilities or wholesale funds from March 31, 1999 to December 31, 1999 that would result in a material adverse effect on the Bank's interest rate risk.

     GAP ANALYSIS. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have not materially changed from their levels at March 31, 1999 utilizing the same assumptions as at March 31, 1999.

     INTEREST RATE RISK COMPLIANCE. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at March 31, 1999. There have been no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1999 compared to March 31, 1999, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings to which the Bank or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     In addition, on November 9, 1999, a shareholder of the Company, BBC Capital Market, Inc., filed a suit in the Court of Chancery of Delaware against the Holding Company to require the Holding Company to hold an annual meeting of stockholders. The action is encaptioned BBC Capital Market, Inc. v. Carver Bancorp, Inc. The Holding Company announced on November 11, 1999 that the stockholders meeting for the fiscal year ended March 31, 1999 would be held on Thursday, February 24, 2000 and stockholders of record as of January 11, 2000 would be eligible to vote thereat. The suit was settled on December 8, 1999. As part of the settlement, the parties stipulated that the annual meeting would be held on February 24, 2000, that Kevin Cohee and Teri Williams, BBC's nominees for the Company's Board of Directors, were validly nominated in compliance with the Company's Bylaws and that the Company would provide BBC with a list of its shareholders of record as of January 11, 2000, within five business days of such record date.

     On January 19, 2000, BBC Capital Market, Inc. filed a suit in the Delaware Court of Chancery encaptioned BBC Capital Market, Inc. v. Carver Bancorp, Inc., et al. in connection with the Company's issuance of two series of convertible voting preferred stock to Morgan Stanley & Co. Inc. ("Morgan Stanley") and Provender Opportunities Fund, L.P. ("Provender") on January 11, 2000. The suit also names Morgan Stanley, Provender and the directors of the Company as defendants. Among other things, the suit sought (i) a preliminary injunction to enjoin Morgan Stanley and Provender from voting their shares at the Company's annual meeting of stockholders, (ii) to rescind the issuance of the preferred stock and (iii) to enjoin Carver, Morgan Stanley and Provender from taking certain actions in connection with such annual meeting. The suit also seeks reimbursement for the plaintiff's costs and disbursements, including reasonable attorney's fees and experts' fees. On February 16, 2000 the Delaware Court of Chancery denied BBC's request for a preliminary injunction to prevent Carver from counting Morgan Stanley and Provender's votes. See Part I, "Recent Developments" for a description of the terms of the preferred stock.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          Exhibit 11. Net income (loss) per share.

          Exhibit 27. Financial Data Schedule.

     (b) Reports on Form 8-K.

          Form 8-K, dated December 21, 1999, reporting change in certifying accountant.

          Form 8-K, dated January 14, 2000, reporting issuance of preferred stock.

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

                                          CARVER BANCORP, INC.

                                          /s/ DEBORAH C. WRIGHT
                                          --------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer

Date: February 22, 2000

                                          /s/ ANTHONY M. GALLENO
                                          --------------------------------------
                                          Anthony M. Galleno
                                          Vice President and Controller

Date: February 22, 2000