Form 10-Q/A
period 1999-09-30
CARVER BANCORP INC
filed 2000-07-14
CIK 1016178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                     13-3904174
--------------------------------------------------------       ------------------------------------------------------
            (State or other jurisdiction of                                      (I.R.S. Employer
            incorporation or organization)                                      Identification No.)

       75 WEST 125TH STREET, NEW YORK, NEW YORK                                        10027
--------------------------------------------------------       ------------------------------------------------------
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

                                    Yes X   No
                                       ---    ---

             COMMON STOCK, PAR VALUE $.01                                           2,314,275
-------------------------------------------------------        -----------------------------------------------------
                        Class                                            Outstanding at November 15, 1999

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

                           Notes to Consolidated Financial Statements (unaudited).................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................4

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................18

         Item 2.  Changes in Securities and Use of Proceeds......................................................18

         Item 3.  Defaults upon Senior Securities................................................................18

         Item 4.  Submission of Matters to a Vote of Security Holders............................................18

         Item 5.  Other Information..............................................................................19

         Item 6.  Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES.......................................................................................................20

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                  As of                 As of
                                                                              September 30,           March 31,
                                                                                  1999                  1999
                                                                           -------------------   ------------------
ASSETS

Cash and due from banks................................................      $   8,025,414         $  11,120,748
Other interest earning assets..........................................         11,900,000            10,200,000
                                                                             -------------         -------------
  Total cash and cash equivalents......................................         19,925,414            21,320,748
                                                                             -------------         -------------

Investment securities held to maturity.................................         24,995,563                    --
Securities available for sale..........................................         29,825,053            29,918,137
Mortgage-backed securities held to maturity, net (estimated fair values of $56,453,619 and $65,693,568 at September 30, 1999 and
  March 31, 1999)......................................................         58,434,643            66,584,447
Loans receivable.......................................................        256,236,208           274,541,950
  Less allowance for loan losses.......................................         (3,552,826)           (4,020,099)
                                                                             -------------         -------------
  Loans receivable, net................................................        252,683,382           270,521,851
                                                                             -------------         -------------
Real estate owned, net.................................................            468,400               184,599
Property and equipment, net............................................         11,602,921            11,844,983
Federal Home Loan Bank of New York stock, at cost......................          5,754,600             5,754,600
Accrued interest receivable, net.......................................          2,764,738             2,860,693
Excess of cost over net assets acquired, net...........................            923,316             1,029,853
Other assets...........................................................          5,853,865             6,422,933
                                                                             -------------         -------------
  Total assets.........................................................      $ 413,231,895         $ 416,482,844
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits.............................................................      $ 279,022,695         $ 276,999,074
  Securities sold under agreement to repurchase........................         31,337,000            35,337,000
  Advances from Federal Home Loan Bank of New York.....................         65,698,549            65,708,466
  Other borrowed money.................................................            896,234               992,619
  Other liabilities....................................................          3,968,620             6,270,419
                                                                             -------------         -------------
     Total liabilities.................................................        380,923,098           385,307,578
                                                                             -------------         -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value per share; 2,000,000 shares
     authorized; none issued...........................................                 --                    --
  Common stock, $0.01 par value per share; 10,000,000 shares
     authorized; 2,314,275 shares issued and outstanding...............             23,144                23,144
  Additional paid-in capital...........................................         21,414,390            21,423,574
  Retained earnings-substantially restricted...........................         11,767,498            10,721,168
  Common stock acquired by Employee Stock Ownership Plan...............           (896,235)             (992,620)
  Comprehensive Income, net of income tax..............................                 --                    --
                                                                             -------------         -------------
     Total stockholders' equity........................................         32,308,797            31,175,266
                                                                             -------------         -------------
       Total liabilities and stockholders' equity......................      $ 413,231,895         $ 416,482,844
                                                                             =============         =============

                               CARVER BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                        Six Months Ended
                                                      September 30,                            September 30,
                                           -----------------------------------     ------------------------------------
                                                  1999                 1998               1999               1998
                                           ----------------     ----------------   -----------------  -----------------
Interest Income:
  Loans receivable, net.................     $  4,678,078         $  5,205,367       $  9,738,605       $ 10,559,623
  Mortgage-backed securities............          921,569            1,338,548          1,902,783          3,185,114
  Investment securities.................          910,150              329,398          1,591,116            495,422
  Other interest earning assets.........          184,643              127,751            327,058            345,788
                                           --------------       --------------     --------------       ------------
     Total interest income..............        6,694,440            7,001,064         13,559,562         14,585,947
                                           --------------       --------------     --------------       ------------

Interest expense:
  Deposits..............................        2,175,181            2,070,885          4,352,742          4,212,653
  Advances and other borrowed money.....        1,387,651            1,562,363          2,790,612          3,307,768
                                           --------------       --------------     --------------     --------------
     Total interest expense.............        3,562,832            3,633,248          7,143,354          7,520,421
                                           --------------       --------------     --------------     --------------

Net interest income.....................        3,131,608            3,367,816          6,416,208          7,065,526
Provision for loan losses...............          230,000              299,885            380,000            750,000
                                           --------------       --------------     --------------     --------------
Net interest income after provision
  for loan losses.......................        2,901,608            3,067,831          6,036,208          6,315,526
                                           --------------       --------------     --------------     --------------

Non interest income:
  Loan fees and service charges.........            6,461               60,916             17,246            109,111
  Other income..........................          506,256              511,450            970,603          1,037,923
                                           --------------       --------------     --------------     --------------
     Total non-interest income..........          512,717              572,366            987,849          1,147,034
                                           --------------       --------------     --------------     --------------

Non-interest expense:
  Salaries and employee benefits........        1,180,296            1,363,524          2,484,436          2,603,768
  Net occupancy expenses................          318,028              305,986            664,577            593,962
  Equipment.............................          378,364              322,415            773,842            769,426
  Other.................................        1,278,204            1,344,850          2,054,873          2,638,465
                                           --------------       --------------     --------------     --------------
     Total non-interest expenses........        3,154,892            3,336,775          5,977,728          6,605,621
                                           --------------       --------------     --------------     --------------

Income before income taxes..............          259,433              303,422          1,046,329            856,939
Income taxes............................          121,103              110,211            493,104            345,676
Income taxes (benefit)..................         (121,103)                   -           (493,104)                 -
                                             ------------         ------------       ------------       ------------
Net income..............................     $    259,433         $    193,211       $  1,046,329       $    511,263
                                             ============         ============       ============       ============

Net income per common share.............     $       0.12         $       0.09       $       0.47       $       0.23
                                             ============         ============       ============       ============
Weighted average number of
  common shares outstanding.............        2,223,218            2,203,562          2,220,784          2,201,306
                                             ============         ============       ============       ============

                              CARVER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                       September 30,
                                                                         -----------------------------------------
Cash flows from operating activities:                                           1999                   1998
                                                                         -------------------    ------------------

Net income.............................................................    $   1,046,329          $     511,263
Adjustments:
Depreciation and amortization of premises and equipment................          502,895                574,199
Amortization of intangibles............................................          106,536                102,720
Other amortization and accretion, net..................................          365,526                474,546
Provision for loan losses..............................................          380,000                750,000
Deferred income taxes..................................................          123,000                125,714
Allocation of ESOP stock...............................................           81,775                 91,085
Changes in accrued interest receivable, net............................          167,049               (684,690)
(Increase) decrease in other assets....................................          569,068             (2,306,431)
Increase (decrease) in other liabilities...............................       (2,301,799)             6,331,770
                                                                           -------------          -------------
Net cash provided by operating activities..............................        1,040,379              5,970,156
                                                                           -------------          -------------

Cash flows from investing activities:

Principal repayments on available for sale securities..................                -              3,693,066
Purchases of discount notes............................................     (299,065,655)           (74,615,222)
Proceeds from matured discount notes...................................      300,000,000             35,000,000
Purchase of investment securities held to maturity.....................      (25,000,000)                     -
Proceeds from sale/call of securities held for sale....................                -             23,841,581
Proceeds from maturities and calls of investment securities held to
  maturity...............................................................              -                305,986
Principal repayment of mortgage backed securities held to maturity.....        8,125,990             11,606,467
Net change in loans receivable.........................................       15,807,465             17,061,818
Additions to premises and equipment....................................         (220,832)            (1,225,931)
                                                                           -------------          -------------

Net cash (used in) provided by investing activities....................         (353,032)            16,486,800
                                                                           -------------          -------------

Cash flows from financing activities:

Net increase (decrease) in deposits....................................        2,023,621              2,901,912
Net increase (decrease) in short term borrowing (repos)................       (4,000,000)           (32,050,000)
Repayment of FHLB advances.............................................           (9,917)                     -
Advances from Federal Home Loan Bank of New York.......................                -             14,981,376
Repayment of other borrowed money......................................          (96,385)               (91,066)
Dividends paid.........................................................                -               (115,714)
                                                                           -------------          --------------

Net cash provided by (used in) financing activities....................       (2,082,681)           (14,373,492)
                                                                           -------------          -------------

Net increase (decrease) in cash and equivalents........................       (1,395,334)             8,083,464
Cash and equivalents - beginning.......................................       21,320,748             15,120,071
                                                                           -------------          -------------

Cash and equivalents - ending..........................................    $  19,925,414          $  23,203,535
                                                                           =============          =============

Unrealized gain (loss) on securities available for sale................                -                 10,979
Deferred income taxes..................................................                -                  5,160
                                                                           =============          =============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest...............................................................    $   7,143,353          $   7,520,421
                                                                           =============          =============

Federal, state and city income taxes...................................                -                123,100

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three month and six month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000 ("fiscal year 2000"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter company accounts and transactions have been eliminated in consolidation.

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

MANAGEMENT RESTRUCTURING

       On November 4, 1999, the Company announced a management restructuring with the arrival of key members of a new senior management team from major money center banks. The new officers are:

- Benny A. Joseph, II, Senior Vice President and Chief Lending Officer, is charged with boosting loan volume, strengthening credit policy, and restructuring the Bank's lending department; he comes to Carver from Fleet Financial Corporation.

- Margaret D. Peterson, who assumes a newly-created role, Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities and Vendor Management, is charged with enhancing the Bank's control over expenses. Ms. Peterson comes to Carver from Deutsche Bank.

- Daphne E. Heslop, Senior Vice President and Chief Auditor, is charged with enhancing the Bank's management by reinforcing a rigorous control environment. Ms. Heslop joins Carver from Roosevelt Savings Bank.

- Judith Taylor, formerly of Chemical Bank and The Resolution Trust Corporation, has been selected as Acting Senior Vice President and Chief of Retail Banking. She brings over 30 years of experience to Carver and is charged with strengthening branch operations and improving customer service. Her permanent replacement is expected to be identified by year-end.

       The Company also announced that searches are underway for other members of the Bank's senior management team, including Chief Financial Officer and General Counsel.

DIRECT STOCK PURCHASE PLAN

       On October 20, 1999, the Holding Company filed a registration statement on Form S-2 with the SEC for the purpose of registering shares to be sold under the Holding Company's Shares Program, whereby customers, employees, investors and members of the communities served by Carver Federal may invest in the Holding Company's Common Stock without going through a broker. The program is structured to offer Carver shares through a plan administrator, which will execute orders by purchasing the Company's shares in the open market. If shares are not available in the open market the plan administrator may purchase shares form the Holding Company.

FINANCIAL CONDITION

ASSETS

       Total assets decreased by $3.3 million, or 0.78% to $413.2 million at September 30, 1999, compared to $416.5 million at March 31, 1999. The decrease in total assets primarily reflects decreases in loans receivable net, mortgage-backed securities ("MBSs") held to maturity and cash and cash equivalents, offset in part by an increase in investment securities held to maturity ("HTM").

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

       MBSs HTM decreased by $8.1 million, or 12.24% to $58.4 million at September 30, 1999, compared to $66.6 million at March 31, 1999. The decrease in MBSs HTM primarily reflects principal repayments. Loans receivable net decreased by $17.8 million, or 6.59% to $252.7 million at September 30, 1999, compared to $270.5 at March 31, 1999. The decrease in loans receivable net primarily reflects increased loan prepayments. The prepayments primarily reflect the refinancing of loans due to lower market interest rates. During the second quarter, the Company purchased approximately $22.5 million in multi-family loans secured by properties located in the New York Metropolitan area to augment loan originations and began to rebuild its loan department. During the second quarter, the Company started the rebuilding process by hiring a new chief lending officer. The Company expects to enhance origination, processing, underwriting, and loan portfolio management capabilities to complete the rebuilding process. The Company also expects to continue the purchase of loans during the rebuilding period.

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

       Stockholders' equity increased by $1.1 million, or 3.64% to $32.3 million at September 30, 1999, compared to $31.2 million at March 31, 1999. The increase in stockholders' equity primarily reflects an increase in retained earnings for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of funds are deposits and principal and interest payments on loans, MBSs and investment securities. While maturities and scheduled amortization of loans, MBSs and investment securities are predictable sources of funds, deposit flows and loans and prepayments on MBSs are strongly influenced by changes in general interest rates, economic conditions and competition.

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

       The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1999, the Bank exceeded all fully phased-in regulatory capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 1999 and March 31, 1999.

       The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1999 are as follows:

                                                                     Amount            % of Assets
                                                               -----------------   -------------------
                                                                        (dollars in thousands)
                Tangible capital:
                Capital level............................          $  27,446            6.67%
                Less requirement.........................              6,170            1.50
                                                                   ---------          -------
                Excess...................................          $  21,276            5.17%
                                                                   =========          ======

                Core capital:
                Capital level............................          $  27,480            6.68%
                Less requirement.........................             16,452            4.00
                                                                   ---------          -------
                Excess...................................          $  11,028            2.68%
                                                                   =========           =====

                Risk-based capital:
                Capital level............................          $  29,850           15.19%
                Less requirement.........................             15,710            8.00
                                                                   ---------          -------
                Excess...................................          $  14,140            7.19%
                                                                   =========          ======

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

                                                                  Three Months Ended September 30,
                                                    -----------------------------------------------------------
                                                                               1999
                                                    -----------------------------------------------------------
                                                           Average            Quarterly          Annualized
                                                           Balance            Interest         Avg. Yield/Cost
                                                    ------------------  ------------------  -------------------
                                                                      (Dollars in thousands)

                    ASSETS
INTEREST EARNING ASSETS

   Loans (1)...................................        $    249,412        $      4,678          7.50%
   Investment securities (2)...................              65,644                 910          5.55
   Mortgage-backed securities..................              60,088                 921          6.13
   Other interest earning assets...............               9,600                 185          7.71
                                                       ------------        ------------          ----
      Total interest earning assets............             384,744        $      6,694          6.96%
                                                                           ------------
   Non-interest earning assets.................              33,255
                                                       ------------
      Total Assets.............................        $    417,999
                                                       ============

LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
   DDA.........................................        $     11,702        $          -             -%
   NOW.........................................              16,603                  76          1.83
   Savings and clubs...........................             145,762                 919          2.52
   Money market accounts.......................              20,646                 158          3.06
   Certificates of deposit.....................              86,396               1,022          4.73
                                                       ------------        ------------          ----
      Total Deposits...........................             281,109               2,175          3.09
Borrowed money.................................              99,969               1,388          5.55
                                                       ------------        ------------          ----
Total interest-bearing liabilities.............             381,078               3,563          3.74%
                                                                           ------------
Non-interest-bearing liabilities...............               4,605
                                                       ------------
Total liabilities..............................             385,683
Stockholders' equity...........................              32,316
                                                       ------------
Total liabilities and stockholders' equity.....        $    417,999
                                                       ============
Net interest income............................                            $      3,131
                                                                           ============
Interest rate spread...........................                                                  3.22%
                                                                                                 ====
Net interest margin............................                                                  3.60%
                                                                                                 ====
Ratio of average interest earning assets to
interest-bearing liabilities...................                                                 101.0x
                                                                                                =====

                                                                    Three Months Ended September 30,
                                                    -----------------------------------------------------------
                                                                                 1998
                                                    -----------------------------------------------------------
                                                           Average            Quarterly          Annualized
                                                           Balance            Interest         Avg. Yield/Cost
                                                    ------------------  -------------------  ------------------
                                                                       (Dollars in thousands)
                    ASSETS
INTEREST EARNING ASSETS

   Loans (1)...................................        $    268,317        $      5,205          7.76%
   Investment securities (2)...................              24,895                 329          5.29
   Mortgage-backed securities..................              83,373               1,339          6.42
   Other interest earning assets...............               6,425                 128          7.97
                                                       ------------        ------------          ----
      Total interest earning assets............             383,010        $      7,001          7.31%
                                                                           ------------
   Non-interest earning assets.................              35,589
                                                       ------------
      Total Assets.............................        $    418,599
                                                       ============

LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
   DDA.........................................        $     10,693        $          -             -%
   NOW.........................................              17,556                  73          1.66
   Savings and clubs...........................             145,917                 885          2.43
   Money market accounts.......................              22,332                 171          3.06
   Certificates of deposit.....................              76,768                 941          4.90
                                                       ------------        ------------          ----
      Total Deposits...........................             273,266               2,070          3.03
Borrowed money.................................             102,140               1,562          6.12
                                                       ------------        ------------          ----
Total interest-bearing liabilities.............             375,406               3,632          3.87%
                                                                           ------------
Non-interest-bearing liabilities...............               7,150
                                                       ------------
Total liabilities..............................             382,556
Stockholders' equity...........................              36,043
                                                       ------------
Total liabilities and stockholders' equity.....        $    418,599
                                                       ============
Net interest income............................                            $      3,369
                                                                           ============
Interest rate spread...........................                                                  3.44%
                                                                                                 ====
Net interest margin............................                                                  3.52%
                                                                                                 ====
Ratio of average interest earning assets to
interest-bearing liabilities...................                                                 100.1x
                                                                                                =====

----------
(1)    Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at September 30, 1999.

                                                                     Six Months Ended September 30,
                                                    -----------------------------------------------------------
                                                                               1999
                                                    -----------------------------------------------------------
                                                           Average                               Annualized
                                                           Balance            Interest           Yield/Cost
                                                    ------------------  -------------------  ----------------
                                                                       (Dollars in thousands)
                    ASSETS
INTEREST EARNING ASSETS
   Loans (1)...................................        $    255,246        $      9,739          7.63%
   Investment securities (2)...................              58,769               1,591          5.41
   Mortgage-backed securities..................              62,148               1,902          6.12
   Other interest earning assets...............              10,613                 327          6.16
                                                       ------------        ------------          ----
      Total interest earning assets............             386,776        $     13,559          7.01%
                                                                           ------------
   Non-interest earning assets.................              32,050
                                                       ------------
      Total Assets.............................        $    418,826
                                                       ============

LIABILITIES

INTEREST BEARING LIABILITIES:
Deposits
   DDA.........................................        $     11,688        $          -             -%
   NOW.........................................              16,753                 154          1.84
   Savings and clubs...........................             146,285               1,844          2.52
   Money market accounts.......................              21,123                 318          3.01
   Certificates of deposit.....................              86,180               2,037          4.73
                                                       ------------        ------------          ----
      Total Deposits...........................             282,029               4,353          3.09
Borrowed money.................................             100,995               2,791          5.53
                                                       ------------        ------------          ----
Total interest-bearing liabilities.............             383,024               7,144          3.73%
                                                                           ------------
Non-interest-bearing liabilities...............               3,825
                                                       ------------
Total liabilities..............................             386,849
Stockholders' equity...........................              31,977
                                                       ------------
Total liabilities and stockholders' equity.....        $    418,826
                                                       ============
Net interest income............................                            $      6,415
                                                                           ============
Interest rate spread...........................                                                  3.28%
                                                                                                 ====
Net interest margin............................                                                  3.32%
                                                                                                 ====
   Ratio of average interest earning assets to
   interest-bearing liabilities................                                                 101.0x
                                                                                                ======

                                                                    Six Months Ended September 30,
                                                    ---------------------------------------------------------
                                                                               1998
                                                    ---------------------------------------------------------
                                                           Average                               Annualized
                                                           Balance            Interest           Yield/Cost
                                                    ------------------  -------------------  ----------------
                                                                       (Dollars in thousands)
                    ASSETS
INTEREST EARNING ASSETS
   Loans (1)...................................        $    270,919        $     10,559          7.79%
   Investment securities (2)...................              16,709                 495          5.92
   Mortgage-backed securities..................              97,691               3,185          6.50
   Other interest earning assets...............               9,943                 346          6.96
                                                       ------------        ------------          ----
      Total interest earning assets............             395,532        $     14,585          7.37%
                                                                           ------------
   Non-interest earning assets.................              31,510
                                                       ------------
      Total Assets.............................        $    427,042
                                                       ============

LIABILITIES

INTEREST BEARING LIABILITIES:
Deposits
   DDA.........................................        $     10,706        $          -             -%
   NOW.........................................              18,149                 160          1.76
   Savings and clubs...........................             146,092               1,811          2.48
   Money market accounts.......................              22,021                 323          2.93
   Certificates of deposit.....................              81,604               1,918          4.70
                                                       ------------        ------------          ----
      Total Deposits...........................             278,572               4,212          3.02
Borrowed money.................................             106,540               3,307          6.21
                                                       ------------        ------------          ----
Total interest-bearing liabilities.............             385,112               7,519          3.90%
                                                                           ------------
Non-interest-bearing liabilities...............               6,049
                                                       ------------
Total liabilities..............................             391,161
Stockholders' equity...........................              35,881
                                                       ------------
Total liabilities and stockholders' equity.....        $    427,042
                                                       ============
Net interest income............................                            $      7,056
                                                                           ============
Interest rate spread...........................                                                  3.47%
                                                                                                 ====
Net interest margin............................                                                  3.57%
                                                                                                 ====
   Ratio of average interest earning assets to
   interest-bearing liabilities................                                                 101.1x
                                                                                                ======

----------
(1)    Includes non-accrual loans.
(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

       The Company reported net income for the three month period ended September 30, 1999 of $259,000 compared to net income of $193,000, for the same period last year. Net income reflects a tax loss carry forward benefit. Excluding the effect of the tax benefit, the Company had a net income of $138,000. The increase in net income primarily reflects decreases in non-interest expense, the provision for loan losses and income taxes, offset in part by decreases in net interest income and non-interest income.

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

       Interest income on other interest-earning assets decreased by $57,000, or 44.53%, to $185,000 for the three month period ended September 30, 1999 compared to $128,000 for the same period last year. The increase in interest income on other interest earning assets primarily reflects a $3.2 million or 49.42% decrease in the average balance of such securities to $9.6 million for the three month period ended September 30, 1999 compared to $6.4 million for the same period last year, offset in part by a 26 basis point decrease the average yield to 7.71%. The increase in the average balance of other interest earning assets primarily reflects an increase in short term investments held during the second quarter of fiscal 2000. The decrease in the average yield on other interest earning assets primarily reflects a decrease in the yield on short term investments.

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

       Interest expense on borrowings decreased by $175,000 or 11.18% to $1.4 million for the three month period ended September 30, 1999 compared to $1.6 million for the same period last year. The decrease primarily reflects a 57 basis point decrease in the average cost of borrowings to 5.55% compared to 6.12% for the same period last year coupled with a $2.2 million decrease in the average balance of borrowings to $100.0 million. The decrease in the average balance of borrowings primarily reflects the Company's ability to fund investments and loan purchases with deposits and principal and interest receipts. The decrease in the cost of borrowings primarily reflects the replacement of higher cost borrowings with lower cost borrowings during fiscal year 1999.

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

       The Company's interest rate spread decreased by 22 basis points to 3.22% for the three month period ended September 30, 1999 compared to 3.44% for the three month period ended September 30, 1998. The Company's net interest margin decreased by 26 basis points to 3.26% for the three month period ended September 30, 1999 compared to 3.52% for the same period last year. The decrease in interest rate spread and net interest margin primarily reflects a 35 basis point decrease in the average yield on interest earning assets to 6.96%, offset in part by a 13 basis point decrease in the average cost of interest bearing liabilities to 3.74%. The decrease in interest rate spread and net interest margin is primarily attributable to a decrease in the average yield on loans, MBSs and other interest earning assets, offset in part by a decrease in the cost of borrowed money. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 101.0x for the three month period ended September 30, 1999 compared to 100.1x for the same period last year.

PROVISION FOR LOAN LOSSES

       The Company provided $230,000 for loan losses for the three month period ended September 30, 1999, compared to $300,000 for the same period last year. The decrease in the provision for loan losses for the three month period ended September 30, 1999 reflects a decrease in non-performing assets. During the second quarter, the Bank charged off approximately $268,000 in previously reserved non-performing consumer loans and $392,000 in previously reserved uncollected interest. At September 30, 1999, non-performing loans totaled $4.1 million, or 1.63% of total loans compared to $4.4 million or 1.77% at June 30, 1999. At September 30, 1999, the Bank's allowance for loan losses was $3.6 million compared to $3.8 million at June 30, 1999, resulting in a ratio of allowance to non-performing loans of 82.26% at September 30, 1999 compared to 85.63% at June 30, 1999 and a ratio of allowances for loan losses to total loans of 1.41% and 1.50%, respectively.

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

NON-INTEREST EXPENSE

       Non-interest expense decreased by $182,000, or 5.45% to $3.2 million for the three month period ended September 30, 1999 compared to $3.3 million for the same period last year. The decrease in non-interest expense primarily reflects decreases of $183,000 or 13.44% in salaries and employee benefits expense, $15,000 or 37.59% in advertising expense, $56,000 or 17.35% in equipment expense and $67,000 or 4.96% in other variable expenses. Other expenses for the three month period ended September 30, 1998 reflected a one time charge of $250,000 incurred in connection with the settlement of litigation.

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

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

       The Company reported net income for the six month period ended September 30, 1999 of $1.0 million compared to a net income of $511,000, for the same period last year. Net income reflects a tax loss carry forward benefit. Excluding the effect of the tax benefit, the Company had net income of $553,000. The increase in net income primarily reflects decreases in non-interest expense, provision for loan losses, and income taxes, offset in part by decreases in net interest income and non-interest income.

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

       The Company's interest rate spread decreased by 19 basis points to 3.28% for the six month period ended September 30, 1999 compared to 3.47% for the six month period ended September 30, 1998. The Company's net interest margin decreased by 25 basis points to 3.32% for the six month period ended September 30, 1999 compared to 3.57% for the same period last year. The decrease in interest rate spread and net interest margin primarily reflects a 36 basis point decrease in the average yield on interest earning assets to 7.01%, offset in part by a decrease of 17 basis points in the average cost on interest bearing liabilities to 3.73%.

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

PROVISION FOR LOAN LOSSES

       The Company provided $380,000 for loan losses for the six month period ended September 30, 1999, compared to $750,000 for the same period last year. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the Bank's underwriting standards regulatory guidelines, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, a significant amount of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses for the six month period ended September 30, 1998 reflected increased non-performing mortgage and consumer loans consisting of automobile loans, credit card receivables, along with unsecured and secured personal loans. The Bank no longer makes unsecured personal loans or automobile loans. The decrease in the provision for loan losses for the six month period reflects a decrease in non-performing assets. At September 30, 1998, non-performing loans totaled $9.65 million or 3.69% of total loans. During the six month period, the Bank charged off approximately $578,000 in previously reserved non-performing consumer loans and $392,000 in previously reserved uncollected interest. At September 30, 1999, non-performing loans totaled $4.1 million or 1.63% of total loans compared to $4.8 million, or 1.66% at March 31, 1999. At September 30, 1999, the Bank's allowance for loan losses was $3.6 million compared to $4.0 million at March 31, 1999, resulting in a ratio of allowance to non-performing loans of 86.26% at September 30, 1999 compared to 85.60% at March 31, 1999, and a ratio of allowances for loan losses to total loans of 1.41% and 1.48%, respectively.

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

NON-INTEREST INCOME

       Non-interest income decreased by $159,000 or 13.88% to $988,000 for the six month period ended September 30, 1999 compared to $1.1 million for the same income period last year. The decrease in non-interest income reflects a decrease of $92,000 or 84.19% to $17,000 in loan origination fees and a decrease of $67,000 or 6.49% to $971,000 in other income. The decrease in loan origination fees primarily reflects a decrease in loan originations during the six month period. The decrease in other income primarily reflects a decrease in prepayment fees reflecting the prepayment of mortgage loans which did not contain prepayment penalties.

NON-INTEREST EXPENSES

       Non-interest expense decreased by approximately $628,000, or 9.51% to $6.0 million for the six month period ended September 30, 1999 compared to $6.6 million for the same period last year. The decrease in non-interest expense primarily reflects decreases of $119,000 or 4.58% in salaries and employee benefits expense, $21,000 or 44.89% in advertising expense, $106,000 or 53.72% in equipment expense and $584,000 or 22.12% in other variable expenses, offset in part by a $71,000 or 11.89% increase in occupancy expense. Other expenses for the three month period ended September 30, 1998 reflected a one time charge of $250,000 incurred in connection with the settlement of litigation.

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

IMPACT OF NEW BANKING LEGISLATION

       New legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers was signed into law on November 12, 1999. Generally, this legislation (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) modifies the laws governing the implementation of the Community Retirement Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities activities.

       In particular, this legislation limits the activities that new unitary savings and loan association holding companies may engage in. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies pursuant to applications filed with the OTS before May 4, 1999, will retain their authority under current law to engage in nonfinancial activities. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the new law. In addition, this legislation prohibits non-financial companies from acquiring savings and loan association holding companies.

       Bank holding companies will be permitted to engage in a wider variety of financial activities than are permitted under the current law, particularly with respect to insurance and securities activities. In addition, in a change from the current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

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

       In addition, on November 9, 1999, a shareholder of the Company, BBC Capital Markets, Inc., filed a suit in the Court of Chancery of Delaware against the Holding Company to require the Holding Company to hold an annual meeting of stockholders. The action is encaptioned BBC Capital Markets, Inc. v. Carver Bancorp, Inc. The Holding Company has scheduled the stockholders meeting for Thursday, February 24, 2000. The Company believes that this case is without merit and intends to vigorously defend its interests.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

ANNUAL MEETING

       The Company announced that the annual meeting for the fiscal year ended March 31, 2000 will be held on February 24, 2000 (the "Annual Meeting"). The record date for the Annual Meeting will be January 11, 2000.

PROPOSALS FOR THE ANNUAL MEETING

       Any stockholder wishing to have a proposal considered for inclusion in the Company's proxy statement and form of proxy relating to the Annual Meeting of Stockholders must, in addition to other applicable requirements, set forth such proposal in writing and file it with the Corporate Secretary of the Company on or before November 24, 1999.

NOTICE OF BUSINESS TO BE CONDUCTED AT ANNUAL MEETING

       The Bylaws of the Company provide an advance notice procedure for a stockholder to properly bring business before an annual meeting or to nominate any person for election to the Company's Board of Directors. The stockholder must be a stockholder of record and have given timely notice thereof in writing to the Secretary of the Company. To be timely, with respect to an annual meeting of stockholders, a stockholder's notice must be delivered to or received by the Secretary not later ninety (90) days in advance of the annual meeting since such meeting is to be held on or after the anniversary of the previous year's annual meeting. A stockholder's notice to the Corporate Secretary shall set forth such information as required by the Bylaws of the Company. Nothing in this paragraph shall be deemed to require the Company to include in its proxy statement and proxy card relating to an annual meeting any shareholder proposal or nomination which does not meet all of the requirements for inclusion established by the SEC in effect at the time such proposal or nomination is received. Se above, "Proposals for the Annual Meeting."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits.

                    Exhibit 11.  Net income per share.

                    Exhibit 27.  Financial Data Schedule

           (b)      Reports on Form 8-K.

                    None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CARVER BANCORP, INC.

Date: July 14, 2000                      /s/ Deborah C. Wright
                                         --------------------------------------
                                         Deborah C. Wright
                                         President and Chief Executive Officer

Date: July 14, 2000                      /s/ James Boyle
                                         --------------------------------------
                                         James Boyle
                                         Chief Financial Officer