Form 10-Q/A
period 1999-12-31
CARVER BANCORP INC
filed 2000-07-14
CIK 1016178

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

                                    CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Statements of Financial Condition as of
      December 31, 1999 and March 31, 1999 (unaudited)......    1
     Consolidated Statements of Operations for the Three and
      Nine-Month Periods Ended December 31, 1999 and 1998
      (unaudited)...........................................    2
     Consolidated Statements of Cash Flows for the
      Nine-Month Periods Ended December 31, 1999 and 1998
      (unaudited)...........................................    3
     Notes to Consolidated Financial Statements
      (unaudited)...........................................    4
     Recent Developments....................................    4
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    5
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................   16
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   16
  Item 2. Changes in Securities and Use of Proceeds.........   17
  Item 3. Defaults upon Senior Securities...................   17
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   17
  Item 5. Other Information.................................   17
  Item 6. Exhibits and Reports on Form 8-K..................   17
SIGNATURES..................................................   18

                              CARVER BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                 AS OF           AS OF
                                                              DECEMBER 31,     MARCH 31,
                                                                  1999            1999
                                                              ------------    ------------
ASSETS
Cash and due from banks.....................................  $ 11,588,724    $ 11,120,748
Other interest earning assets...............................     8,600,000      10,200,000
                                                              ------------    ------------
          Total cash and cash equivalents...................    20,188,724      21,320,748
                                                              ------------    ------------
Investment securities held to maturity......................    24,996,558              --
Securities available for sale...............................    29,832,492      29,918,137
Mortgage-backed securities held to maturity, net (estimated
  fair values of $53,997,162 and $65,693,568 at December 31,
  1999 and March 31, 1999)..................................    56,029,832      66,584,447
Loans receivable............................................   259,234,734     274,541,950
  Less allowance for loan losses............................    (3,227,338)     (4,020,099)
                                                              ------------    ------------
  Loans receivable, net.....................................   256,007,396     270,521,851
                                                              ------------    ------------
Real estate owned, net......................................       453,301         184,599
Property and equipment......................................    11,469,772      11,844,983
Federal Home Loan Bank of New York stock, at cost...........     5,754,600       5,754,600
Accrued interest receivable.................................     2,150,669       2,860,693
Excess of cost over net assets acquired, net................       870,048       1,029,853
Other assets................................................     4,755,836       6,422,933
                                                              ------------    ------------
          Total assets......................................  $412,509,228    $416,482,844
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $277,354,563    $276,999,074
  Securities sold under agreement to repurchase.............    31,337,000      35,337,000
  Advances from Federal Home Loan Bank of New York..........    65,693,524      65,708,466
  Other borrowed money......................................       803,076         992,619
  Other liabilities.........................................     4,371,401       6,270,419
                                                              ------------    ------------
          Total liabilities.................................   379,559,564     385,307,578
                                                              ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value per share; 2,000,000
     shares authorized; none issued.........................            --              --
  Common stock, $0.01 par value per share; 10,000,000 shares
     authorized; 2,314,275 shares issued and outstanding....        23,144          23,144
  Additional paid-in capital................................    21,412,879      21,423,574
  Retained Earnings-substantially restricted................    12,316,717      10,721,168
  Common stock acquired by Employee Stock Ownership Plan....      (803,076)       (992,620)
  Comprehensive Income, net of Income Tax...................            --              --
                                                              ------------    ------------
          Total stockholders' equity........................    32,949,664      31,175,266
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $412,509,228    $416,482,844
                                                              ============    ============

                              CARVER BANCORP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               DECEMBER 31,                   DECEMBER 31,
                                        ---------------------------    ---------------------------
                                            1999           1998            1999           1998
                                        ------------    -----------    ------------    -----------
Interest Income:
  Loans receivable, net...............   $4,911,141     $ 4,937,816    $14,649,746     $15,497,439
  Mortgage-backed securities..........      874,361       1,151,518      2,777,144       4,336,632
  Investment securities...............      990,012         629,841      2,581,128       1,125,263
  Other interest earning assets.......      184,935         212,192        511,993         557,980
                                         ----------     -----------    -----------     -----------
          Total interest income.......    6,960,449       6,931,367     20,520,011      21,517,314
                                         ----------     -----------    -----------     -----------
Interest expense:
  Deposits............................    2,139,617       2,037,072      6,492,359       6,249,725
  Advances and other borrowed money...    1,360,111       1,485,620      4,150,723       4,793,388
                                         ----------     -----------    -----------     -----------
          Total interest expense......    3,499,728       3,522,692     10,643,082      11,043,113
                                         ----------     -----------    -----------     -----------
Net interest income...................    3,460,721       3,408,675      9,876,929      10,474,201
Provision for loan losses.............      225,000       3,060,569        605,000       3,810,469
                                         ----------     -----------    -----------     -----------
Net interest income after provision
  for loan losses.....................    3,235,721         348,106      9,271,929       6,663,732
                                         ----------     -----------    -----------     -----------
Non interest income:
  Loan fees and service charges.......        4,093          10,080         21,339         119,191
  Gain or (loss) on sale of
     securities.......................           --              --             --           4,941
  Other income........................      534,528         337,257      1,505,131       1,307,239
                                         ----------     -----------    -----------     -----------
          Total non-interest income...      538,621         347,337      1,526,470       1,494,371
                                         ----------     -----------    -----------     -----------
Non-interest expense:
  Salaries and employee benefits......    1,266,464       1,378,634      3,750,900       3,982,402
  Net occupancy expenses..............      368,794         286,180      1,033,371         880,142
  Equipment...........................      364,771         293,644      1,138,612       1,063,070
  Other...............................    1,202,094       6,311,502      3,256,967       8,949,965
                                         ----------     -----------    -----------     -----------
          Total non-interest
            expenses..................    3,202,123       8,269,960      9,179,850      14,875,579
                                         ----------     -----------    -----------     -----------
Income (loss) before income taxes.....      572,219      (7,574,517)     1,618,549      (6,717,476)
Income taxes..........................      291,943              --        779,022         345,676
Income taxes (benefit)................     (268,943)     (1,851,134)      (756,022)     (1,851,134)
                                         ----------     -----------    -----------     -----------
Net income (loss).....................   $  549,219     $(5,723,383)   $ 1,595,549     $(5,212,018)
                                         ==========     ===========    ===========     ===========
Net income (loss) per common share....   $     0.25     $     (2.59)   $      0.72     $     (2.37)
                                         ==========     ===========    ===========     ===========
Weighted average number of common
  shares outstanding..................    2,229,392       2,208,432      2,223,664       2,203,690
                                         ==========     ===========    ===========     ===========

                              CARVER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
Cash flows from operating activities:
Net income (loss)...........................................  $   1,595,549    $  (5,212,018)
Adjustments:
Depreciation and amortization of premises and equipment.....        669,973          563,371
Amortization of intangibles.................................        159,805          162,995
Other amortization and accretion, net.......................        198,889          733,264
Provision for loan losses...................................        605,000        3,810,469
Allocation of ESOP stock....................................        125,797          152,162
Changes in accrued interest receivable, net.................        710,024          181,722
Decrease in other assets....................................      1,703,864        1,480,789
Increase (decrease) in other liabilities....................     (1,899,018)       2,726,192
                                                              -------------    -------------
Net cash provided by operating activities...................      3,869,883        4,598,946
                                                              -------------    -------------
Cash flows from investing activities:
Principal repayments on available for sale securities.......             --        3,832,660
Purchases of discount notes.................................   (385,000,000)    (221,607,869)
Proceeds from matured discount notes........................    385,000,000      175,000,000
Purchase of investment securities held to maturity..........    (25,000,000)              --
Proceeds from sale/call of securities held for sale.........             --       23,841,581
Proceeds from maturities and calls of investment securities
  held to maturity..........................................             --        1,797,042
Principal repayment of mortgage backed securities held to
  maturity..................................................     10,496,098       19,284,289
Net change in loans receivable..............................     13,645,753       23,948,507
Additions to premises and equipment.........................       (294,762)      (1,052,218)
                                                              -------------    -------------
Net cash (used in) provided by investing activities.........     (1,152,911)      25,043,992
                                                              -------------    -------------
Cash flows from financing activities:
Net increase in deposits....................................        355,489        6,729,396
Net (decrease) in securities sold under agreement to
  repurchase................................................     (4,000,000)     (51,683,000)
Repayment of FHLB advances..................................        (14,942)              --
Advances from Federal Home Loan Bank of New York............             --       28,976,622
Repayment of other borrowed money...........................       (189,543)        (145,705)
Dividends paid..............................................             --         (115,714)
Advance payments by borrowers for taxes and insurance.......             --        1,102,262
                                                              -------------    -------------
Net cash provided by (used in) financing activities.........     (3,848,996)     (15,136,139)
                                                              -------------    -------------
Net increase (decrease) in cash and equivalents.............     (1,132,024)      14,506,799
Cash and equivalents -- beginning...........................     21,320,748       15,120,071
                                                              -------------    -------------
Cash and equivalents -- ending..............................  $  20,188,724    $  29,626,870
                                                              =============    =============
Unrealized gain (loss) on securities available for sale.....             --              173
Deferred income taxes.......................................             --              (82)
                                                              =============    =============
Supplemental disclosure of cash flow information:
Cash paid for:
Interest....................................................  $  10,122,297    $  11,014,629
                                                              =============    =============
Federal, state and city income taxes........................         27,938          776,829

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

     Total stockholders' equity increased by $1.8 million, or 5.69% to $32.9 million at December 31, 1999, compared to $31.2 million at March 31, 1999. The increase in stockholders' equity primarily reflects an increase in retained earnings for the nine-month period.

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

     The Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of December 31, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of December 31, 1999 are as follows:

                                                         AMOUNT     % OF ASSETS
                                                         -------    -----------
                                                         (DOLLARS IN THOUSANDS)
Tangible capital:
Capital level..........................................  $28,196        6.86%
Less requirement.......................................    6,152        1.50
                                                         -------       -----
Excess.................................................  $22,044        5.36%
                                                         =======       =====
Core capital:
Capital level..........................................  $28,228        6.86%
Less requirement.......................................   16,406        4.00
                                                         -------       -----
Excess.................................................  $11,822        2.86%
                                                         =======       =====
Risk-based capital:
Capital level..........................................  $30,631       15.59%
Less requirement.......................................   15,619        8.00
                                                         -------       -----
Excess.................................................  $15,012        7.59%
                                                         =======       =====

     On January 25, 2000, the Holding Company contributed $2.5 million, representing the proceeds from the issuance of the convertible preferred securities to the Bank in the form of additional paid in capital increasing the Bank's tier one capital and core capital to $30.7 million or 7.46% and risk based capital to $33.1 million or 16.86%. See Note 4 to Consolidated Financial Statements.

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
                                                                 =====                                    =====
Ratio of average interest earning
  assets to interest-bearing
  liabilities......................                             102.3x                                   103.8x
                                                                 =====                                    =====

---------------
(1) Includes non-accrual loans.

(2) Includes FHLB stock and fair value of investments available for sale of $29.8 million at December 31, 1999.

                                                               NINE MONTHS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                          1999                                1998
                                            ---------------------------------   ---------------------------------
                                            AVERAGE                ANNUALIZED   AVERAGE                ANNUALIZED
                                            BALANCE    INTEREST    YIELD/COST   BALANCE    INTEREST    YIELD/COST
                                            --------   ---------   ----------   --------   ---------   ----------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
INTEREST EARNING ASSETS
  Loans(1)................................  $254,857    $14,650       7.66%     $268,113    $15,497       7.71%
  Investment securities(2)................    58,795      2,581       5.85        25,846      1,125       5.81
  Mortgage-backed securities..............    60,504      2,777       6.12        90,747      4,337       6.37
  Other interest earning assets...........    11,359        512       6.01        14,375        558       5.18
                                            --------    -------      -----      --------    -------      -----
         Total interest earning assets....   385,515    $20,520       7.10%      399,081    $21,517       7.19%
                                                        -------                             -------
  Non-interest earning assets.............    31,349                              28,933
                                            --------                            --------
         Total Assets.....................  $416,864                            $428,014
                                            ========                            ========
LIABILITIES
INTEREST BEARING LIABILITIES:
Deposits
  DDA.....................................  $ 11,467    $    --         --%     $  9,546    $    --         --%
  NOW.....................................    16,753        233       1.85        19,130        248       1.73
  Savings and clubs.......................   145,568      2,755       2.52       145,553      2,721       2.49
  Money market accounts...................    20,601        476       3.08        21,822        459       2.80
  Certificates of deposit.................    86,284      3,028       4.68        80,371      2,822       4.68
                                            --------    -------      -----      --------    -------      -----
         Total Deposits...................   280,673      6,492       3.08       276,422      6,250       3.01
Borrowed money............................    99,966      4,151       5.54       108,329      4,793       5.90
                                            --------    -------      -----      --------    -------      -----
Total interest-bearing liabilities........   380,639     10,643       3.73%      384,751     11,043       3.83%
                                                        -------                             -------
Non-interest-bearing liabilities..........     3,904                               7,372
                                            --------                            --------
Total liabilities.........................   384,543                             392,123
Stockholders' equity......................    32,321                              35,893
                                            --------                            --------
Total liabilities and stockholders'
  equity..................................  $416,864                            $428,016
                                            ========                            ========
Net interest income.......................              $ 9,877                             $10,474
                                                        =======                             =======
Interest rate spread......................                            3.37%                               3.36%
                                                                     =====                               =====
Net interest margin.......................                            3.42%                               3.50%
                                                                     =====                               =====
Ratio of average interest earning assets
  to interest-bearing liabilities.........                          101.3x                              103.7x
                                                                     =====                               =====

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

     Interest expense on deposits increased by $103,000 or 5.03% to $2.1 million for the three month period ended December 31, 1999 compared to $2.0 million for the same period last year. The increase in the cost of deposits primarily reflects a $3.6 million increase in the average balance of deposits to $278.0 million compared to $274.3 million for the same period last year coupled with an 11 basis point increase in the cost of deposits to 3.08%. The increase in the cost of deposits primarily reflects higher market interest rates during the third quarter. The increase in deposit cost also reflects an increase of $6.0 million or 7.47% in the average balance of certificates of deposits to $86.5 million coupled with a 13 basis point increase in the average cost of these deposits.

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

     Non-Interest Income

     Non-interest income increased by $191,000 or 55.07% to $539,000 for the three month period ended December 31, 1999 compared to $347,000 for the same period of the prior year. The increase in non-interest income for the third quarter primarily reflects a $197,000 or 58.49% increase in other income which consist of bank service charges and mortgage loan prepayment fees, offset in part by a $6,000 or 59.39% decrease in loan fees due to a decrease in loan originations.

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

     The increase in non-interest expense for the three-month period excluding the non-recurring charges primarily reflects increase of $83,000 or 28.87% in occupancy expense due to major branch repairs, $120,000 or 289.87% in FDIC expense, related to the Bank's OTS rating, $100,000 or 290.30% advertising expense due to increased marketing expenses and $38,000 or 97.39% in expenses for legal services, offset in part by decreases of $112,000 or 8.14% in salaries and benefit expense, $53,000 or 47.96% in security service, $17,000 or 17.88% in Bank charges and $22,000 or 4.06% in other expenses.

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

 Comparison of Operating Results for the Nine Months Ended December 31, 1999 and 1998

     General

     The Company reported net income for the nine-month period ended December 31, 1999 of $1.6 million compared to a net loss of $5.2 million for the same period of the prior year. Earnings for the nine-month period for the prior fiscal year included non-recurring pre-tax charges of $7.8 million. Earnings excluding those charges were $685,000. The increase in net income primarily reflects an income tax benefit, an increase in non-interest income and decreases in provision for loan losses and non-interest expense.

     Interest Income

     Interest income decreased by approximately $997,000 million or 4.63% to $20.5 million for the nine-month period ended December 31, 1999 compared to $21.5 million for the nine-month period ended December 31, 1998. The decrease in interest income for the nine-month period ended December 31, 1999 primarily reflects a 9 basis point decrease in the average yield of interest earning assets to 7.10% compared to 7.19% for the same period last year and a $13.6 million or 3.40% decrease in the average balance of interest earning assets to $385.5 million. The decrease in the average yield for nine-month period is primarily attributable to a shift in assets from loans and MBSs to lower yielding investment securities.

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

     Interest income on investment securities increased by $1.5 million or 129.38%, to $2.6 million for the nine-month period ended December 31, 1999 compared to $1.1 million for the same period last year. The increase in interest income on investment securities consisting of short term and intermediate term agency securities primarily reflects a $33.0 million or 127.48% increase in the average balance of investment securities to $58.8 million for the nine-month period ended December 31, 1999 compared to $25.8 million for the same period last year coupled with a 4 basis point increase in the average yield to 5.85%. The increase in the average balance of investment securities reflects an investment of repayments from loan and MBSs into intermediate term securities. The increase in the average yield on investment securities primarily reflects the higher yield earned by shifting assets from short-term securities to intermediate term securities.

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

     Net Interest Income Before Provisions for Loan Losses

     Net interest income before provision for loan losses decreased by $597,000, or 5.70% to $9.9 million for the nine-month period ended December 31, 1999 compared to $10.5 million for the same period last year. The decrease in net interest income primarily reflects a decrease in the average yield of average interest earning assets, offset in part by a decrease in the average cost of interest bearing liabilities.

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

     Non-Interest Expenses

     Non-interest expense decreased by approximately $5.7 million or 38.29% to $9.2 million for the nine-month period ended December 31, 1999 compared to $14.9 million for the nine-month period ended December 31, 1998. Non-interest expense for the nine-month period of the prior fiscal year included non-recurring charges of approximately $5.3 million. Excluding the non-recurring charges non-interest expense decreased by $396,000 or 4.13%.

     The decrease in non-interest expense for the nine-month period excluding the non-recurring charges primarily reflects decreases of $232,000 or 5.81% in salaries and benefits expense, $52,000 or 18.44% bank charges and $82,000 or 27.23% security service, offset in part by increases of $79,000 or 71.13% in advertising expense, $87,000 or 18.67% in net occupancy expenses, $107,000 or 76.75% in legal expense, and $328,000 or 220.08% in FDIC insurance expense.

     Income Tax Expense

     In connection with a loss from operations incurred during the three month period ended December 31, 1998, the Company has reflected a tax benefit reflecting the carry forward of the loss for the income taxes paid. The Company utilized a net operating loss deduction to reduce income tax expense for the nine-month period ended December 31, 1999 to $23,000. The Company's effective tax rate for the nine-month period ended December 31, 1999 was 1.42%.

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

     The OTS has recently proposed regulations implementing the privacy protection provision of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties.

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

          Exhibit 27. Financial Data Schedule

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

Date: July 14, 2000