Form 10-K
period 2000-03-31
CARVER BANCORP INC
filed 2000-07-14
CIK 1016178

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 2000, there were 2,314,275 shares of Common Stock of the registrant issued and outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $8.75 per share of the registrant's Common Stock on May 31, 2000) was approximately $16.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company (as defined below) that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality and the ability of the Company to realize cost efficiencies.

ITEM 1.  BUSINESS.

GENERAL

CARVER BANCORP, INC.

     Carver Bancorp, Inc., a Delaware corporation (the "Holding Company"), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank (the "Bank" or "Carver Federal"). Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly owned subsidiaries, the Bank and Alhambra Holding Corp., a Delaware corporation ("Alhambra"). The Company formed Alhambra to hold the Company's investment in a commercial office building. See "Asset Quality -- Non-performing Assets."

     The Holding Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company's telephone number is (212) 876-4747.

CARVER FEDERAL SAVINGS BANK

     The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time the Bank obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York ("FHLB"). The Bank converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share.

     Carver Federal was founded to provide an African-American operated institution where residents of under-served communities could invest their savings and obtain credit. Carver Federal's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. During fiscal year 1997 ("fiscal 1997"), Carver adopted a business plan to shift its emphasis to direct lending and restructure its balance sheet to shift from mortgaged-backed and other investment securities to higher yielding whole loans. In the fourth quarter of fiscal 1997 and the first quarter of fiscal year 1998 ("fiscal 1998"), Carver restructured its balance sheet by purchasing whole loans and decreasing its investment in mortgage-backed and other investment securities. During fiscal 1998, Carver continued following this strategy and expanded its origination of multi-family and commercial real estate mortgage loans. As a result of this effort, Carver's loan portfolio substantially increased as a percentage of total assets, and Carver's earnings are derived more from direct lending and loan purchase activities than from investing in securities. Based on asset size as of March 31, 2000, Carver Federal is the largest African-American-operated financial institution in the United States.

CHANGE IN EXECUTIVE MANAGEMENT

     Deborah C. Wright was appointed President, Chief Executive Officer and Director of the Holding Company and the Bank as of June 1, 1999. For a description of Ms. Wright's business experience, see "Executive Officers of the Holding Company -- Deborah C. Wright." Ms. Wright succeeded Thomas L. Clark, Jr., who was removed from his positions as President and Chief Executive Officer of the Holding Company, and President, Chief Executive Officer and Director of the Bank on January 25, 1999. Mr. Clark subsequently resigned from his position as Director of the Holding Company as of June 1, 1999. During the period from January 25, 1999 to June 1, 1999, the duties of the President and Chief Executive Officer were performed by an Operating Committee comprised of directors and officers of Carver.

     Judith Taylor was appointed Acting Senior Vice President and Chief of Retail Banking in November 1999, Margaret D. Peterson was appointed Senior Vice President and Chief Administrative Officer in November 1999, James Boyle was appointed Senior Vice President and Chief Financial Officer in January 2000 and
J. Kevin Ryan was appointed Senior Vice President and Chief Lending Officer in June 2000, replacing Benny A. Joseph who had served in such position since November 1999. Mr. Boyle succeeded Walter Bond who had served as Acting Chief Financial Officer since September 1997. In January 2000, Mr. Bond was appointed Senior Vice President and Special Assistant to the President and Chief Executive Officer. For a description of the business experience of the executive officers, see "Executive Officers of the Holding Company."

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

     Carver has continued to originate one- to four-family mortgage loans to service its retail customers. To compliment this activity and as part of Carver's overall strategy to increase its loan portfolio as a percentage of total assets, Carver continued to engage in loan purchases during the past fiscal year. At the close of the twelve month period ended March 31, 2000 ("fiscal 2000"), one- to four-family mortgage loans totaled $152.5 million, or 55.54%, of Carver's total gross loan portfolio, multi-family loans totaled $86.2 million, or 31.40%, of the total gross loans, non-residential real estate loans totaled $22.7 million, or 8.28%, of total gross loans and construction loans totaled $6.4 million, or 2.33%, of total gross loans. Consumer and commercial loans totaled $6.7 million, or 2.45%, of total gross loans. Gross loans receivable decreased by $2.8 million, or 1.00%, to $274.5 million at March 31, 2000, compared to $277.3 million at March 31, 1999. Carver's net loan portfolio as a percentage of total assets decreased to 64.30% at March 31, 2000, compared to 64.95% at March 31, 1999.

     Loan Portfolio Composition. One- to four-family mortgage loans decreased by $28.9 million, or 15.92%, to $152.5 million, compared to $181.3 million at March 31, 1999. Due to turnover in the lending department, both originations and purchases of one- to four-family mortgage loans declined during fiscal 2000. During fiscal 2000, multi-family real estate loans increased by $33.8 million, or 64.58%, to $86.2 million at March 31, 2000, compared to $52.4 million at March 31, 1999. The increase is primarily due to purchases of multi-family real estate loans. Non-residential real estate loans decreased by $400,000, or 1.61%, to $22.7 million at March 31, 2000, compared to $23.1 million at March 31, 1999. Construction loans decreased by $4.7 million, or 42.13%, to $6.4 million at March 31, 2000, compared to $11.0 million at March 31, 1999, primarily reflecting a reduction in the origination of construction loans coupled with repayments on outstanding construction loans. All other loans consisting primarily of consumer loans decreased by $2.7 million, or 28.84%, to $6.7 million compared to $9.4 million at March 31, 1999. The decrease reflects the Company's continued de-emphasis of consumer lending resulting from its decision during the fiscal year ended March 31, 1999 ("fiscal 1999") to discontinue the origination of unsecured consumer loans.

     Premium on loans decreased by $432,000, or 42.61%, to $582,000 at March 31, 2000, compared to $1.0 million at March 31, 1999 primarily reflecting the repayment of loans purchased at a premium. Loans in process decreased by $1.6 million, or 59.71%, to $1.1 million at March 31, 2000, compared to $2.6 million at March 31, 1999 reflecting the decrease in construction loans. Allowance for loan losses decreased by $1.1 million, or 27.00%, to $2.9 million at March 31, 2000, compared to $4.0 million at March 31, 1999 reflecting charge-offs and a decreased provision for loan losses during fiscal 2000. See "Asset
Quality -- Asset Classification and Allowance for Losses."

     The following table sets forth selected data relating to the composition of Carver's loan portfolio by type of loan at the dates indicated.

                                                                        AT MARCH 31,
                            -----------------------------------------------------------------------------------------------------
                                   2000                 1999                 1998                 1997                1996
                            ------------------   ------------------   ------------------   ------------------   -----------------
                             AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT
                            --------   -------   --------   -------   --------   -------   --------   -------   -------   -------
                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family.....  $152,458    55.54%   $181,320    65.39%   $188,761    66.85%   $139,961    67.94%   $58,547    69.23%
  Multi-family............    86,184    31.40      52,365    18.89      49,289    17.46      19,936     9.68      2,490     2.94
  Nonresidential..........    22,721     8.28      23,092     8.33      12,789     4.53      22,415    10.88     11,138    13.18
Construction..............     6,393     2.33      11,047     3.98      15,993     5.66      14,386     6.98      6,971     8.24
Consumer and commercial
  business loans(1).......     6,725     2.45       9,450     3.41      15,536     5.50       9,310     4.52      5,417     6.41
                            --------   ------    --------   ------    --------   ------    --------   ------    -------   ------
                            $274,481   100.00%   $277,274   100.00%   $282,368   100.00%   $206,008   100.00%   $84,563   100.00%
                            ========   ======    ========   ======    ========   ======    ========   ======    =======   ======
Add:
  Premium on loans........  $    582             $  1,014             $  1,555             $  1,805             $   882
Less:
  Loans in process(2).....    (1,062)              (2,636)              (4,752)              (6,854)             (1,406)
  Deferred fees and loan
    discounts.............      (918)              (1,110)              (1,080)                (795)               (225)
  Allowance for loan
    losses................    (2,935)              (4,020)              (3,137)              (2,246)             (1,206)
                            --------             --------             --------             --------             -------
        Total.............  $270,148             $270,522             $274,954             $197,918             $82,608
                            ========             ========             ========             ========             =======

---------------
(1) Includes second mortgage, home equity, personal, auto, credit cards and commercial business loans.

(2) Represents undisbursed portion of outstanding construction loans.

     One- to Four-Family Residential Lending. Traditionally, Carver's lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Carver's market area. During fiscal 2000, the Company increased the purchase of portfolios of first mortgages on existing one-to four-family residences to augment originations. See "-- Consumer and Commercial Business Loans -- Purchases of Loans."

     Carver originates and purchases one- to four-family residential mortgage loans in amounts that typically range between $28,000 and $750,000. At March 31, 2000, $152.5 million, or 55.54%, of Carver's total gross loans were secured by one- to four-family residences. Approximately 82.0% of Carver's one-to-four-family residential mortgage loans had adjustable rates and approximately 18.0% had fixed rates.

     Carver's one- to four-family residential mortgage loans are generally for terms of 30 years, amortized on a monthly basis, with principal and interest due each month. Residential mortgage loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. Also, borrowers may refinance or prepay loans at their option without penalty.

     The Bank's lending policies generally limit the maximum loan-to-value ratio ("LTV") on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. The maximum LTV ratio on mortgage loans secured by non-owner-occupied properties is limited to 80%. Under a special loan program, the LTV ratio may go to 100%. This special loan program consists of loans originated and sold to the State of New York Mortgage Agency ("SONYMA") secured by detached single family homes purchased by first time home buyers.

     Carver's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to Federal National Mortgage Association ("Fannie Mae") or SONYMA in the secondary market. The Bank originates fixed-rate loans that qualify for sale, and from time to time has sold such loans to Fannie Mae since 1993 and to SONYMA since 1984. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse, on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA. Carver uses an outside firm to service mortgage loans, whether held in portfolio or sold servicing retained. At March 31, 2000, the Company, through its sub-servicer, was servicing approximately $2.8 million of loans for Fannie Mae and FHLMC.

     Carver offers one-year, three-year, five/one-year and five/three-year adjustable-rate, one- to four-family residential mortgage loans. These loans are indexed to the weekly average rate on the one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually, one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the one-year adjustable-rate mortgage and five percentage points over the life of a three-year adjustable-rate mortgage.

     The retention of adjustable-rate loans in the Company's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. In order to mitigate such risk, the Bank qualifies borrowers at a rate equal to two percentage points above any discounted introductory rate on one-year adjustable rate mortgage loans ("ARMs"), one percentage point above any discounted introductory rate on three-year ARMs and at the discounted introductory rate on five/three-year ARMs. In addition, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the adjustable-rate loans to fixed-rate loans. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

     Multi-Family Real Estate Lending. During fiscal 2000, multi-family real estate loans increased by $33.8 million, or 64.58%, to $86.2 million at March 31, 2000, compared to $52.4 million at March 31, 1999. See "-- Lending Activities -- Loan Portfolio Composition." At March 31, 2000, multi-family loans comprised 31.40% of Carver's gross loan portfolio. The largest of permanent loans outstanding was a $1.3 million loan on a 40 unit, multi-family apartment building located in the New York City borough of Brooklyn. This loan was performing at March 31, 2000. During fiscal 2000, Carver purchased approximately $37.7 million of multi-family loans to augment originations. These loans are located in the New York City area and were underwritten to similar guidelines with similar terms and conditions as multi-family loans that Carver originates. The Bank intends to continue to emphasize its highly competitive multi-family mortgage loan product, which has enabled the Bank to expand its presence in the multi-family lending market in the New York City area. Carver offers competitive rates with flexible terms which make the product attractive to borrowers. Multi-family property lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

     To obtain the highest asset quality in its multi-family lending activities, Carver has established conservative underwriting guidelines. Carver originates the bulk of its multi-family residential mortgage loans for apartment buildings of 15 units or more and 5-10 unit owner occupied residential properties. Carver originates multi-family mortgage loans for smaller buildings on a case by case basis. In many cases, on five to ten unit properties, the Bank requires that the borrower reside in the subject property. Carver's multi-family product guidelines generally require that the maximum LTV not exceed 80%, and in the case of 5-10 unit properties, that the maximum LTV does not exceed 75%. The Bank requires a debt coverage ratio ("DCR") of at least 1.3, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver's underwriting guidelines stipulate a minimum DCR of 1.3 for all multi-family loans. The product is designed for, and the Bank seeks to lend to borrowers that are experienced in real estate management. On a case by case basis, the Bank will consider loan requests from inexperienced borrowers who are purchasing a multi-family property as their primary residence. In these instances, the borrowers are required to take a Bank approved property management course prior to the closing of the loan. Pursuant to regulation, Carver's maximum loan amount for an individual loan is $4.3 million. Currently, the Bank limits its maximum amount for an individual loan to $2.0 million. See "Regulation and Supervision -- Regulation of Federal Savings Associations -- Loans to One Borrower."

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

     Commercial Real Estate Lending (Non-residential). At March 31, 2000, non-residential real estate mortgage loans (including loans to churches) totaled $22.7 million, or 8.28%, of the gross loan portfolio. At March 31, 2000, the largest non-residential loan outstanding was a $3.0 million loan secured by a retail shopping center located in the New York City borough of Brooklyn. This loan was performing at March 31, 2000. Carver's non-residential real estate lending activity consists predominantly of loans for the purpose of refinancing commercial office, retail space and churches in its immediate service area. Commercial (non-residential) lending, however, entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the real estate project.

     To help ensure continued collateral protection and asset quality for the term of the commercial real estate loans, Carver employs (with the assistance of an independent consulting firm) a risk-rating system. Under the risk-rating system, all commercial real estate loans are risk rated by management prior to granting the loan, and separate loan portfolio reviews are performed semi-annually resulting in written management summary reports. Furthermore, under this system, property inspections on commercial real estate loans with balances of $500,000 or greater are performed annually, and all other commercial loans are inspected on a two-year cycle. Any loan that becomes sixty days delinquent is required to be inspected promptly. Written reports on all properties inspected, along with photographs, are provided to document the collateral status of each loan.

     Carver originates commercial (non-residential) real estate first mortgage loans in its service area. These mortgages are predominantly on well established larger office buildings and retail properties in the communities in which the Bank's offices are located. In certain instances, Carver originates loans which are secured by mixed use real estate. In some, Carver typically requires that the borrower maintain some form of occupancy at the subject property, either in the form of operating its primary business from the subject property or residing in the subject property. Carver's maximum LTV on commercial real estate mortgage loans is 80%.

The minimum DCR is 1.30. The Bank requires that properties be managed by an established professional commercial real estate property manager. In addition, Carver requires the assignment of rents of all tenants leasing in the subject property.

     Historically, Carver has been a New York City area leader in the origination of loans to churches. At March 31, 2000, loans to churches totaled $14.0 million, or approximately 5% of the Bank's gross loan portfolio. These loans generally have 5-, 7- or 10-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 60% LTV ratio. The largest permanent church loan was a $2.0 million loan to a church located in Manhattan, New York City. The second largest loan to a church was a $1.6 million permanent loan to a church located in Mount Vernon, NY. These loans were performing according to their respective terms at March 31, 2000. The Bank provides construction financing for churches and generally provides permanent financing upon completion. Under the Bank's current loan policy, the maximum loan amount for such lending is $1.0 million, but larger loan amounts are considered on a case by case basis. Loans to churches generally average approximately $638,000.

     Loans secured by real estate owned by religious organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the church's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. As a general matter, Carver will obtain a first mortgage on the underlying real property and personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation and may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver's history. Management believes that Carver remains a leading lender to churches in its market area.

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

     At March 31, 2000, the Bank had $6.4 million (including $1.1 million of undisbursed funds) in construction loans outstanding, comprising 2.33% of the Bank's total gross loan portfolio. The largest construction loan was on a retail building for $2.0 million located in the New York City borough of Manhattan. The second largest of such loans outstanding was a $1.8 million loan to a church also located in Manhattan. At March 31, 2000, both loans were performing according to their terms.

CONSUMER AND COMMERCIAL BUSINESS LOANS

     Consumer Lending. During fiscal 1999, Carver ceased consumer lending through its wholly owned subsidiary, CFSB Credit Corp., and deactivated the subsidiary. At March 31, 2000, the Bank had approximately $5.8 million in consumer loans, or 2.10% of the Bank's gross loan portfolio. The Bank's consumer loans primarily consist of $2.4 million in credit card loans, $1.6 million in automobile loans and $1.6 million in personal loans. The Bank had $252,000 in home equity loans and second mortgages on single-family residences.

     At March 31, 2000, Carver carried $2.4 million in credit card lines consisting of $2.3 million of unsecured lines and $100,000 of secured lines. During fiscal 1999, the Company discontinued the issuance of unsecured credit card lines. The Company continues to issue secured credit card lines to its existing customers. At March 31, 2000, the Company had approximately 2,850 credit card lines outstanding.

     At March 31, 2000, Carver carried $1.6 million in automobile loans. During fiscal 1999, the Company discontinued the origination of automobile loans.

     At March 31, 2000, Carver carried $1.6 million in personal loans consisting of $1.3 million unsecured personal loans and $294,000 in secured personal loans. During fiscal 1999, the Company discontinued the issuance of unsecured personal loans. Carver continues to grant loans secured by deposits for up to 90% of the amount of the deposits. These loans are payable based on terms from 12 to 60 months and funds on deposit with Carver must be pledged as collateral to secure such loans.

     At March 31, 2000, Carver carried $252,000 in home equity loans and second mortgages on single-family residences. These loans, when combined with any loan having priority over such loans, are generally limited to 75% of the appraised value of the property.

     At March 31, 2000, Carver carried $67,000 in student loans. Carver has participated in the Federal Family Education Loan Program since 1964. The Bank's student loans are guaranteed by the New York Higher Education Service Corporation, an independent agency of the State of New York. During fiscal 1999, the Bank sold approximately $107,000 in student loans. There were no sales of such loans during fiscal 2000.

     Consumer loans generally involve more risk than first mortgage loans. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver, and a borrower may be able to assert claims and defenses against Carver which it has against the seller of the underlying collateral. In underwriting consumer loans, Carver considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. In addition, with respect to defaulted automobile loans, repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. See "Asset Quality -- Non-performing Assets."

     Commercial Business Loans. At March 31, 2000, secured and unsecured commercial business loans outstanding totaled $700,000. During the fourth quarter of fiscal 1999, the Bank discontinued the origination of unsecured commercial business loans. The Bank continues to make a limited number of commercial business loans, which are secured in full by passbook and/or certificate of deposit accounts.

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

     The Board of Directors (the "Board") has the overall responsibility and authority for general supervision of Carver's loan policies. The Board has established written lending policies for the Bank. The Bank's Chief Lending Officer has authority to approve all consumer loans below $50,000, the President has authority to approve such loans below $100,000, and the executive committee of the Board must approve loans at or above $100,000. All mortgage loans that conform to Fannie Mae standards and limits can be approved by the Chief Lending Officer. The Management Loan Committee, composed of the President, the Chief Lending Officer, the Chief Financial Officer and the Controller, approves non-conforming loans up to $750,000. Loans above $750,000 must be approved by the executive committee of the Board, and loans above $1.0 million must be approved by the full Board. It has been management's experience that substantially all approved loans are funded. During the period from January 25, 1999 to June 1, 1999, the Company's Operating Committee assumed the responsibilities of the President and certain responsibilities of the executive committee.

     Originations and Sales of Loans. Originations of one- to four-family real estate loans are generally within the New York City metropolitan area, although Carver does occasionally fund loans in other areas. All such loans, however, satisfy the Company's underwriting criteria regardless of location. The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either Fannie Mae or SONYMA to ensure subsequent sale in the secondary market as required to manage interest rate risk exposure.

     Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of a savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 2000, the Bank had no lending relationships in excess of the OTS loans-to-one-borrower limits.

     Purchases of Loans. To supplement its origination of one- to four-family first mortgage loans and multi-family mortgage loans and consistent with its business strategy, during fiscal 2000, Carver purchased a total of $63.3 million of mortgage loans consisting of $25.6 million of performing one- to four-family adjustable rate mortgage loans and $37.7 million of multi-family mortgage loans, which represented 9.32% and 13.74%, respectively, of Carver's gross loan portfolio at March 31, 2000. The Company purchases loans in order to increase interest income and to manage its interest rate risk. The $25.6 million in performing one- to four-family adjustable rate mortgages purchased during the fiscal year consist of 3/1-year ARMs. The $37.7 million of multi-family mortgage loans consist of 10 year balloons.

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

     The following table sets forth certain information with respect to Carver's loan originations, purchases and sales during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Loans originated:
  One- to four-family.......................................  $ 2,082    $11,487    $ 7,235
  Multi-family..............................................      319     12,013     31,248
  Nonresidential............................................      988      6,213      3,300
  Construction..............................................    1,000      6,016      4,226
  Consumer..................................................      232      3,801      8,999
                                                              -------    -------    -------
  Total loans originated....................................  $ 4,621    $39,530    $55,008
                                                              =======    =======    =======
Loans purchased(1)..........................................  $63,282    $55,842    $80,175
                                                              =======    =======    =======
Loans sold(2)...............................................  $    --    $   107    $ 1,459
                                                              =======    =======    =======

---------------
(1) Comprised primarily of one- to four-family mortgage loans and multi-family mortgage loans, all purchased with servicing retained.

(2) Comprised of one- to four-family loans and student loans, with loans sold with servicing released.

     The decline in total loan originations from approximately $39.5 million in fiscal 1999 to approximately $4.6 million in fiscal 2000 was primarily caused by turnover in the lending department.

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

     In an effort to reduce these risks, with its existing personnel and through the use of a quality control/loan review firm, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank although specific rates and terms may differ from those offered by the Bank. A Company officer monitors the inspection and confirms the review of each purchased loan. The Company is dependent on the seller or originator of the loans for ongoing collection efforts and collateral review. Carver also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within ninety (90) days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

     Interest Rates and Loan Fees. Interest rates charged by Carver on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by Fannie Mae and SONYMA. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

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

     Loan Maturity Schedule. The following table sets forth information at March 31, 2000 regarding the dollar amount of loans maturing in Carver's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver's actual repayment experience to differ from that shown below.

                       DUE DURING THE YEAR ENDING      DUE AFTER        DUE AFTER        DUE AFTER
                                MARCH 31,              3 THROUGH        5 THROUGH        10 THROUGH      DUE AFTER 20
                       ---------------------------   5 YEARS AFTER    10 YEARS AFTER   20 YEARS AFTER    YEARS AFTER
                         2001       2002     2003    MARCH 31, 2000   MARCH 31, 2000   MARCH 31, 2000   MARCH 31, 2000    TOTAL
                       --------   --------   -----   --------------   --------------   --------------   --------------   --------
                                                                 (DOLLARS IN THOUSANDS)
Real Estate loans:
  One- to four-
    family...........  $19,654    $49,574    $597       $19,576          $   614           $1,634          $60,809       $152,458
  Multi-family.......       16        464      --            --           79,891              259            5,554         86,184
  Nonresidential.....        1         --      --            --           15,968               --            6,752         22,721
  Construction.......    6,393         --      --            --               --               --               --          6,393
Consumer and
  commercial business
  loans..............      213         --      --         6,512               --               --               --          6,725
                       -------    -------    ----       -------          -------           ------          -------       --------
         Total.......  $26,277    $50,038    $597       $26,088          $96,473           $1,893          $73,115       $274,481
                       =======    =======    ====       =======          =======           ======          =======       ========

     The following table sets forth, at March 31, 2000, the dollar amount of loans maturing subsequent to the year ending March 31, 2001 which have predetermined interest rates and floating or adjustable interest rates.

                                                       PREDETERMINED      FLOATING OR
                                                           RATE         ADJUSTABLE RATES     TOTAL
                                                       -------------    ----------------    --------
                                                                  (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family.................................    $ 22,764           $110,039        $132,803
  Multi-family.......................................      81,279              4,889          86,168
  Nonresidential.....................................      20,815              1,905          22,720
Consumer and commercial business loans:..............          67              6,446           6,513
                                                         --------           --------        --------
          Total......................................    $124,925           $123,279        $248,204
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

     When a borrower fails to make a payment on a consumer loan, immediate steps are taken by Carver's loan servicing department to have the delinquency cured and the loan restored to current status. With the exception for automobile loans, once the payment grace period has expired (10 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If payment still has not been received, additional telephone calls are made by the 20th and 25th day of the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, a second letter goes to the borrower and the co-borrower (if any) demanding payment by a specified date and outlining the seriousness of the problem. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and the co-borrower. If the loan remains delinquent, it is reviewed for charge-off and/or placed for collection.

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

                                                                 AT MARCH 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis(1)
  Real estate
     One- to four-family......................  $  966    $  392    $1,134    $1,791    $  672
     Multi-family.............................     870     1,051       258        --       478
     Nonresidential...........................      --        --        --       284       284
     Construction.............................     122       560     3,089       954       521
Consumer and commercial.......................     168       414     1,087       256        79
                                                ------    ------    ------    ------    ------
          Total...............................  $2,126    $2,417    $5,568    $3,285    $2,034
                                                ======    ======    ======    ======    ======
Accruing loans contractually past due 90 days
  or more:
  Real Estate
     One- to four-family......................  $   --    $  568    $1,049    $  279    $    4
     Multi-family.............................      --       804        --       373        55
     Nonresidential...........................      --        --        --        --       217
     Construction.............................      --       530        --     2,069       611
Consumer and commercial.......................      --       183       226       400       334
                                                ------    ------    ------    ------    ------
          Total...............................  $   --    $2,085    $1,275    $3,121    $1,221
                                                ======    ======    ======    ======    ======
Total of non-accrual and accruing 90 day past
  due loans...................................  $2,126    $4,502    $6,843    $6,406    $3,255
                                                ======    ======    ======    ======    ======
Other non-performing assets(2):
  Real estate:
     One- to four-family......................  $  127    $  185    $   82    $   82    $  285
     Multi-family.............................      27        --        --        --        --
     Nonresidential...........................     768        --        --        --        29
  Consumer....................................      16        99        --        --        --
                                                ------    ------    ------    ------    ------
          Total other non-performing assets...  $  938    $  284    $   82    $   82    $  314
                                                ======    ======    ======    ======    ======
          Total non-performing assets.........  $3,064    $4,786    $6,925    $6,488    $3,569
                                                ======    ======    ======    ======    ======

                                                                 AT MARCH 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Non-performing loans to total loans...........    0.79%     1.66%     2.47%     3.28%     4.32%
Non-performing assets to total assets(3)......    0.73%     1.15%     1.58%     1.53%     0.97%
Troubled debt restructurings(4):
  Real estate
     Multi-family and commercial..............  $   --    $   --    $  807    $  413    $   --
                                                ======    ======    ======    ======    ======

---------------
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may be designated as an accruing loan that is contractually past due 90 days or more or if in the opinion of management, the collection of additional interest is doubtful, the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 2000, gross interest income of $345,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the year if the loans had been current throughout the year. Instead, interest on such loans included in income during the period amounted to $0.

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

(4) Troubled debt restructurings, as defined under Statement of Financial Accounting Standards ("SFAS") No. 15, are loans where the creditor has, for economic or legal reasons, granted concessions to the debtor that the creditor would not otherwise consider. At March 31, 2000 and 1999, Carver had no restructured loans.

     At March 31, 2000, non-performing assets decreased by $1.7 million, or 36.11%, to $3.1 million compared to $4.8 million at March 31, 1999. The decrease in non-performing assets reflects a decrease in accruing loans past due 90 days or more and in loans accounted for on a non-accrual basis, offset in part by an increase in other non-performing assets.

     Loans accounted for on a non-accrual basis decreased $291,000, or 12.04%, to $2.1 million at March 31, 2000, compared to $2.4 million at March 31, 1999. The decrease primarily reflects a decrease in non-performing multi-family, construction and consumer and commercial loans, offset in part by an increase in one- to four-family non-performing loans.

     Accruing loans contractually past due 90 days or more decreased $2.1 million to $0 at March 31, 2000, compared to $2.1 million at March 31, 1999. The decrease reflects the practice adopted by the Bank during fiscal 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

     Other non-performing assets increased $654,000, or 230.28%, to $938,000 at March 31, 2000, compared to $284,000 at March 31, 1999. The increase primarily reflects 2 non-residential properties added to the Bank's Real Estate Owned since March 31, 1999.

     Alhambra Holding Corp. In 1991, Carver purchased an $893,000 participation in a $2.4 million loan to finance the first construction phase of a project to renovate a historic theater located in the New York City borough of Manhattan, Alhambra Building, into office space. The first phase of the project went into receivership with the Federal Deposit Insurance Corporation ("FDIC"), the borrower declared bankruptcy and the rents were being paid into the bankruptcy court. These events contributed to Carver writing down the outstanding loan balance of the participation to $413,000. During fiscal 1997, Carver negotiated the purchase of the FDIC's interest in the loan for $395,000. At March 31, 1998, the Bank held a 100% interest in the original loan of $2.4 million carried on the books at $807,000, and the Company was involved in legal action to vacate the stay placed by the bankruptcy court on the collateral in order to proceed with legal recourse.

     In December 1998, in connection with a court approved bankruptcy plan, the loan asset was transferred by the Bank to the Holding Company. The Holding Company contributed $600,000 in cash and the loan asset into a newly formed wholly owned subsidiary, Alhambra. Alhambra used the cash and the loan to acquire 80% of the common stock and approximately $1.4 million or 100% of the preferred stock of Alhambra Realty Corp. ("Alhambra Realty") pursuant to the borrower's confirmed plan of reorganization (the "Plan"). Pursuant to the Plan, title to the Alhambra Building was transferred to Alhambra Realty thereby allowing Alhambra Realty to receive rental payments. In March 2000, the Alhambra Building was sold. Pre-tax income of $728,000 resulting from the sale is reflected in other non-interest income for fiscal 2000.

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

     At March 31, 2000, Carver Federal had $2.4 million of potential problem loans which represented 0.57% of the Bank's total assets and 8.24% of the Bank's tangible regulatory capital at March 31, 2000.

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

     Carver reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan processing structure that relies upon an outside servicer, which generates a monthly report of delinquent loans. The Bank's Board has designated the Internal Auditor and the Internal Asset Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review and approval prior to implementation of any classification. In originating loans, Carver recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Company's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver as a result of its purchased loans in such states. See "-- Consumer and Commercial Business Loans -- Purchases of Loans." Carver increases its allowance for loan losses by charging provisions for possible losses against the Company's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. At the date of foreclosure or other repossession or at the date the Company determines a property is an impaired property, the Company transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. At March 31, 2000, the Bank held $922,000, net of loss allowance, in real estate acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of Carver's allowance for loan losses for the periods indicated.

                                                             YEAR ENDED MARCH 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period................  $4,020    $3,138    $2,246    $1,206    $1,075
                                                ------    ------    ------    ------    ------
Loans charged-off(1)
Real estate
  One- to four-family.........................     138        --        --        --        --
  Multi-family................................      --        --        --        --        --
  Commercial..................................     171        --        --       624        --
  Consumer....................................   2,260     3,230       367        75        --
                                                ------    ------    ------    ------    ------
          Total charge-offs...................   2,569     3,230       367       699        --
                                                ======    ======    ======    ======    ======
Recoveries:
  Construction................................      --        45        --        50        19
  One-to-four family..........................      31        --        --        --        --
  Multi-family................................      40        --        --        --        --
  Commercial..................................      22        --        --        --        --
  Consumer loans..............................     292        37        --        --        --
                                                ------    ------    ------    ------    ------
  Total Recoveries............................     385        82        --        50        19
                                                ======    ======    ======    ======    ======
Net loans charged-off/(Recoveries)............   2,184     3,148       367       649       (19)
  Provision for losses........................   1,099     4,030     1,259     1,689       150
                                                ------    ------    ------    ------    ------
  Balance at end of period....................  $2,935    $4,020    $3,138    $2,246    $1,206
                                                ======    ======    ======    ======    ======
  Ratio of net charge-offs to average loans
     outstanding..............................    0.84%     1.17%     0.15%     0.69%       --%
  Ratio of allowance to total loans...........    1.07%     1.48%     1.11%     1.09%     1.42%
  Ratio of allowance to non-performing
     assets(2)................................   95.79%    85.60%    45.30%    35.06%    37.05%

---------------
(1) Loans are charged-off when management determines that they are uncollectible.

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

                                                                      AT MARCH 31,
                       -----------------------------------------------------------------------------------------------------------
                              2000                  1999                  1998                  1997                  1996
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF            PERCENT OF
                                 LOANS IN              LOANS IN              LOANS IN              LOANS IN              LOANS IN
                                   EACH                  EACH                  EACH                  EACH                  EACH
                                 CATEGORY              CATEGORY              CATEGORY              CATEGORY              CATEGORY
                                 TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL
                       AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                       ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Loans:
  Real estate
    One-to four-
      family.........  $1,050      55.54%    $  957      23.81%    $1,691      53.91%    $1,065      47.40%    $  165      69.23%
    Multi-family.....     764      31.40%       902      22.44        400      12.75        264      11.76         75       2.94
    Nonresidential...     202       8.28%       251       6.24        111       3.53        414      18.44        616      13.18
    Construction.....     272       2.33%       424      10.55        340      10.84        212       9.44         15       8.24
Consumer, commercial
  and other..........     647       2.45%     1,486      36.96        596      18.97        291      12.96        335       6.41
                       ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
Total allowance for
  loan losses........  $2,935     100.00%    $4,020     100.00%    $3,138     100.00%    $2,246     100.00%    $1,206     100.00%
                       ======     ======     ======     ======     ======     ======     ======     ======     ======     ======

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

     Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. Because Carver receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation and Supervision -- Regulation of Federal Savings Associations -- QTL Test" and "Federal and State Taxation."

     The Bank seeks to avoid interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2000 constituted $31.6 million or 58.62% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

     The increased effort by Carver, since fiscal 1997, to originate and purchase loans has shifted the emphasis away from the use of mortgage-backed securities as the Company's primary interest earning asset. Over the last fiscal year repayments received from mortgage-backed securities have primarily been reinvested in residential mortgage loans. This has resulted in a decrease in Carver's investment in mortgage-backed securities and a reduction in the percentage of mortgage-backed securities to total assets. At March 31, 2000, mortgage-backed securities constituted 12.91% of total assets, as compared to 15.99% at March 31, 1999.

     The following table sets forth the carrying value of Carver's mortgage-backed securities at the dates indicated.

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
Held to Maturity
  GNMA......................................................  $ 6,516    $ 7,631    $  8,855
  FANNIE MAE................................................   26,222     29,718      36,685
  FHLMC.....................................................   18,780     24,636      35,901
  SBA.......................................................      760      1,325       1,770
  CMO:
     RTC....................................................    1,708      2,282       6,565
     FHLMC..................................................       --        647       1,340
     Other..................................................      243        345          --
                                                              -------    -------    --------
          Total CMOs........................................    1,951      3,274       7,905
                                                              -------    -------    --------
          Total Held to Maturity............................   54,229     66,584      91,116
                                                              -------    -------    --------
Available-for-Sale:
  GNMA......................................................  $    --    $    --    $ 15,192
  FANNIE MAE................................................       --         --       8,541
  FHLMC.....................................................       --         --       4,674
                                                              -------    -------    --------
          Total Available-for-Sale..........................       --         --      28,407
                                                              -------    -------    --------
          Total Mortgage-Backed Securities..................  $54,229    $66,584    $119,523
                                                              =======    =======    ========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's mortgage-backed securities at March 31, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                       ONE TO FIVE YEARS    FIVE TO TEN YEARS    MORE THAN TEN YEARS     TOTAL MORTGAGE-BACKED SECURITIES
                       ------------------   ------------------   --------------------   ----------------------------------
                       CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE     CARRYING     MARKET      AVERAGE
                        VALUE      YIELD     VALUE      YIELD      VALUE      YIELD       VALUE        VALUE       YIELD
                       --------   -------   --------   -------   ---------   --------   ----------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS)
GMNA.................    $ --        --%     $   --       --%     $ 6,516      6.74%      $ 6,516     $ 6,244       6.74%
Fannie Mae...........      --        --       4,097     6.61       22,125      6.10        26,222      25,004       6.18
FHLMC................     525      7.28       1,097     6.95       17,158      6.01        18,780      17,992       6.10
SBA..................      --        --          --       --          760      6.41           760         766       6.41
CMO
  RTC................      --        --          --       --        1,708      5.18         1,708       1,696       5.14
  Other..............      --        --          --       --          243      7.29           243         237       7.29
                         ----                ------               -------                 -------     -------
          TOTAL......    $525                $5,194               $48,510                 $54,229     $51,939
                         ====                ======               =======                 =======     =======

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

     The following table sets forth the carrying value of Carver's investment securities held to maturity and available for sale at the date indicated.

                                                                     AT MARCH 31,
                                                              --------------------------
                                                               2000       1999      1998
                                                              -------    -------    ----
                                                                    (IN THOUSANDS)
HELD TO MATURITY:
  U.S. Government and Agency securities.....................  $24,996    $    --     $--
                                                              -------    -------     --
     Total held to maturity.................................  $24,996    $    --     $--
AVAILABLE FOR SALE:
  U.S. Government and Agency securities.....................  $24,952    $29,918     $--
                                                              -------    -------     --
     Total available for sale...............................  $24,952    $29,918     $--
                                                              -------    -------     --
          Total investment securities.......................  $49,948    $29,918     $--
                                                              =======    =======     ==

     The following table sets forth the carrying value of Carver's investment in FHLB stock and liquid assets at the date indicated.

                                                                     AT MARCH 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
FHLB Stock..................................................  $5,755    $5,755    $5,755
Federal Funds Sold..........................................  11,300    10,200     3,000

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's investments at March 31, 2000.

                                           ONE YEAR OR LESS    ONE TO FIVE YEARS      TOTAL OTHER INVESTMENTS
                                          ------------------   ------------------   ----------------------------
                                          CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   MARKET    AVERAGE
                                           VALUE      YIELD     VALUE      YIELD     VALUE      VALUE     YIELD
                                          --------   -------   --------   -------   --------   -------   -------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government and Agency securities...  $24,952     5.97%    $24,996     6.41%    $49,948    $49,261    6.19%
Federal funds sold......................   11,300     5.75          --       --      11,300     11,300    5.75
FHLB stock..............................    5,755     7.05          --       --       5,755      5,755    7.05
                                          -------              -------              -------    -------
Total investments.......................  $42,007              $24,996              $67,003    $66,316
                                          =======              =======              =======    =======

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

     The following table sets forth deposit categories, weighted average interest rate, minimum terms, minimum balance, aggregate balance and percentage of total deposits for Carver's deposits at March 31, 2000.

  WEIGHTED                                                                 AGGREGATE      PERCENTAGE
   AVERAGE        MINIMUM                                      MINIMUM      BALANCE        OF TOTAL
INTEREST RATE       TERM                 CATEGORY              BALANCE   (IN THOUSANDS)    DEPOSITS
-------------   ------------   -----------------------------   -------   --------------   ----------
    1.83%       None           NOW accounts                    $1,000       $ 18,873          6.69%
    2.50        None           Savings and club                   300        145,277         51.52
    3.17        None           Money market savings accounts      500         19,418          6.89
      --        None           Other demand accounts              500         12,337          4.38
                                                                            --------        ------
                               Total Savings accounts                       $195,905         69.48
                                                                            ========        ======
                               Certificates of Deposit
    3.85        91 days        Fixed-term, fixed rate           2,500       $  5,129          1.82
    4.05        182-365 days   Fixed-term, fixed rate           2,500         12,564          4.46
    4.68        1-2 years      Fixed-term, fixed rate           1,000         26,105          9.27
    4.32        2-3 years      Fixed-term, fixed rate           1,000          3,594          1.27
    5.17        3-4 years      Fixed-term, fixed rate           1,000          8,410          2.98
    4.87        4-5 years      Fixed-term, fixed rate           1,000          2,574          0.91
    5.10        5-7 years      Fixed-term, fixed rate             500         22,493          7.98
    5.77        30 days        Negotiable                      80,000          5,167          1.83
                                                                            --------        ------
                               Total Certificates of Deposit                $ 86,036         30.52
                                                                            --------        ------
                               Total Deposits                               $281,941        100.00%
                                                                            ========        ======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver between the dates indicated.

                            BALANCE AT   PERCENTAGE                BALANCE AT   PERCENTAGE                BALANCE AT   PERCENTAGE
                            MARCH 31,     OF TOTAL     INCREASE    MARCH 31,     OF TOTAL     INCREASE    MARCH 31,     OF TOTAL
                               2000       DEPOSITS    (DECREASE)      1999       DEPOSITS    (DECREASE)      1998       DEPOSITS
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Savings and club..........   $145,277       51.52%     $ 1,482      $143,795       51.91%     $(1,653)     $145,448       52.91%
Money market savings......     19,418        6.89       (1,514)       20,932        7.56         (564)       21,496        7.82
NOW and demand accounts...     31,210       11.07        4,499        26,711        9.64       (2,206)       28,917       10.52
Certificates of deposit...     86,036       30.52          475        85,561       30.89        6,528        79,033       28.75
                             --------      ------      -------      --------      ------      -------      --------      ------
         Total deposits...   $281,941      100.00%     $ 4,942      $276,999      100.00%     $ 2,105      $274,894      100.00%
                             ========      ======      =======      ========      ======      =======      ========      ======

     The following table sets forth the average balances and interest rates based on month end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                       YEAR ENDED MARCH 31,
                                 -----------------------------------------------------------------
                                        2000                   1999                   1998
                                 -------------------    -------------------    -------------------
                                 AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                 BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                                 --------    -------    --------    -------    --------    -------
                                                      (DOLLARS IN THOUSANDS)
Non-interest-bearing demand....  $ 11,388     0.00%     $  9,670     0.00%     $  8,625     0.00%
Savings and club...............   143,908     2.54       144,990     2.49       144,466     2.49
Certificates...................    86,316     4.65        80,897     4.81        76,990     5.13
Money market savings
  accounts.....................    19,578     3.22        21,541     2.85        21,514     3.22
NOW accounts...................    18,032     1.74        18,789     1.67        18,725     1.89
                                 --------               --------               --------
          Total................  $279,222               $275,887               $270,320
                                 ========               ========               ========

     The following table sets forth time deposits in specified weighted average interest rate categories as of the dates indicated.

                                                                AT MARCH 31,
                                                     ----------------------------------
                                                      2000          1999         1998
                                                     -------    ------------    -------
                                                               (IN THOUSANDS)
2%-3.99%...........................................  $ 5,129      $18,034       $    --
4%-5.99%...........................................   80,907       67,527        78,958
6%-7.99%...........................................       --           --            75
                                                     -------      -------       -------
          Total....................................  $86,036      $85,561       $79,033
                                                     =======      =======       =======

     The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 2000.

                                                        AMOUNT DUE
                                ----------------------------------------------------------
                                LESS THAN                                AFTER
RATE                            ONE YEAR     1-2 YEARS    2-3 YEARS     3 YEARS     TOTAL
----                            ---------    ---------    ----------    -------    -------
                                                      (IN THOUSANDS)
2%-3.99%......................   $ 5,129      $    --       $   --      $    --    $ 5,129
6%-7.99%......................    12,564       26,105        3,594       38,644     80,907
                                 -------      -------       ------      -------    -------
          Total...............   $17,693      $26,105       $3,594      $38,644    $86,036
                                 =======      =======       ======      =======    =======

     The following table indicates the amount of Carver's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2000.

                                                              CERTIFICATES OF
MATURITY PERIOD                                                  DEPOSITS
---------------                                               ---------------
                                                               (IN THOUSANDS)
Three months or less........................................      $ 2,430
Three through six months....................................        3,099
Six through 12 months.......................................        3,281
Over 12 months..............................................        8,704
                                                                  -------
          Total.............................................      $17,514
                                                                  =======

     The following table sets forth Carver's deposit reconciliation for the periods indicated.

                                                           YEAR ENDED MARCH 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Deposits at beginning of year......................  $276,999    $274,894    $266,471
Net decrease before Interest credited..............    (3,670)     (6,315)       (173)
Interest credited..................................     8,612       8,420       8,596
                                                     --------    --------    --------
Deposits at end of year............................  $281,941    $276,999    $274,894
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

     One of the elements of Carver's investment strategy is to leverage the balance sheet by increasing liabilities with advances and Repos and investing borrowed funds into adjustable rate mortgage loans. The Bank seeks to match as closely as possible the term of borrowing with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2000, Carver had $66.7 million in FHLB Advances and $31.3 million in securities sold under agreements to repurchase outstanding.

     The following table sets forth certain information regarding Carver's short-term borrowing at the dates and for the periods indicated:

                                                                      AT OR FOR THE
                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
  FHLB advances.............................................  $66,688    $65,708    $36,742
  Securities sold under agreements to repurchase............   31,337     35,337     87,020
Weighted average rate paid at period end:
  FHLB advances.............................................     5.60%      5.46%      5.82%
  Securities sold under agreements to repurchase............     5.49%      5.52%      5.85%
Maximum amount of borrowing outstanding at any month end:
  FHLB advances.............................................  $66,688    $65,723    $39,744
  Securities sold under agreements to repurchase............   35,337     85,720     87,020
Approximate average amounts outstanding for period:
  FHLB advances.............................................  $65,031    $47,393    $31,273
  Securities sold under agreements to repurchase............   32,670     59,296     78,310
Approximate weighted average rate paid during period(1):
  FHLB advances.............................................     5.47%      5.66%      5.96%
  Securities sold under agreements to repurchase............     5.46%      5.74%      5.79%

---------------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

SUBSIDIARY ACTIVITIES

     The Holding Company is the parent of two wholly owned subsidiaries, Carver Federal and Alhambra. For a description of Alhambra, see "Asset
Quality -- Non-performing Assets."

     As a federally chartered savings institution, Carver Federal is permitted to invest up to 2% of its assets in subsidiary service corporations plus an additional 1% in subsidiaries engaged in specified community purposes. At March 31, 2000, the net book value of the Bank's service corporations investments was $445,237.

     Carver Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly. On March 8, 1995, the Bank formed CFSB Realty Corp. as a wholly owned subsidiary which holds real estate acquired through foreclosure pending eventual disposition. At March 31, 2000, this subsidiary had $281,922 in total capital and net operating expenses of $10,174.

     On September 19, 1996, the Bank formed CFSB Credit Corp. ("CCC") as a wholly owned subsidiary to undertake Carver's credit card issuance. During the fourth quarter of fiscal 1998, in response to delinquencies in the credit card portfolio, the Board resolved to discontinue the direct issuance of unsecured credit cards and limited the issuance of secured credit cards to existing Bank customers. CCC is currently inactive, and its operations have been consolidated into the Bank's activities.

MARKET AREA AND COMPETITION

     General. The Company's primary market area for deposits consists of the areas served by its six branches, and the Bank considers its lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and Lower Westchester County, New York.

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

     Branch Sale Agreement. On January 28, 1998, the Company announced that it had entered into a definitive agreement to sell the Bank's branch office located in Roosevelt, New York to City National Bank of New Jersey ("City National Bank"). However, the sale was delayed because of certain regulatory issues. The Roosevelt branch office is located in Nassau County and had deposits of approximately $8.6 million at March 31, 2000. During May, 1999, the Company and City National Bank reopened the discussion of the transaction under similar terms and conditions as the sale agreement. In May, 2000, the Company completed the sale of the Roosevelt branch office to City National Bank. City National Bank assumed the deposit liabilities and acquired the related branch assets consisting of cash, fixed assets and loans secured by deposits. City National Bank paid to the Company a premium of approximately $255,000 or approximately 3% of the deposit liabilities assumed.

EMPLOYEES

     As of March 31, 2000, Carver had 110 full-time equivalent employees, none of whom was represented by a collective bargaining agreement.

                           REGULATION AND SUPERVISION

GENERAL

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") administered by the FDIC, and it is a member of the FHLB. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Holding Company, as a savings association holding company, is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

     The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, or the Congress, could have a material adverse impact on the Holding Company, the Bank, and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations, and it does not purport to be a comprehensive description of all such statutes and regulations.

IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

     On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act ("Gramm-Leach"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,
(2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (4) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (6) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the CRA, and (7) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

     Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Holding Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

     Gramm-Leach also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     The Bank does not believe that the new law will have a material adverse affect upon its operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can more aggressively compete in the markets we currently serve.

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

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 2000, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $4.3 million. During fiscal 1999, the Bank was directed by the OTS to abstain from originating new loans which individually, or in the aggregate exceed $2.0 million to one borrower. Since such notice, the Bank has not originated loans which individually, or in the aggregate exceed $2.0 million.

     QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans. At March 31, 2000, the Bank maintained approximately 84.85% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

     Capital Requirements. The OTS capital regulations require federally chartered savings banks to meet three capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile. At March 31, 2000, the Bank exceeded each of its capital requirements with tangible and leverage capital ratios of 6.85% and a risk-based capital ratio of 15.38%.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirements of the IRR component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value ("NPV"). The OTS has also used this NPV analysis as part of its evaluation of certain applications submitted by thrift institutions. For a more complete discussion of NPV analysis, see "Executive Officers of the Holding Company -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Market Rate Sensitivity Analysis." The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

     Limitation on Capital Distributions. The OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cashout merger, and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. Under the OTS regulations, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, must file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action."

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowing for the preceding calendar quarter or the balance of such items at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for the year ended March 31, 2000 was 20.43%, which exceeded the applicable requirements.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The assessment for an individual savings association is based on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment.

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

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a federally chartered savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination conducted in 1998.

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

     Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant to FDICIA that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. As of March 31, 2000, the Bank was considered well-capitalized by the OTS. See "-- Regulation of Federal Savings Associations -- Capital Requirements."

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

     Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's annual assessment rate for the first half of 2000 was 0.17% of deposits. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. The Bank's total expense in fiscal 2000 for the assessment of deposit insurance and the FICO payments was $609,000.

     Privacy Protection. On June 1, 2000, the OTS published final privacy rules implementing the privacy protection provisions of Section 504 of Gramm-Leach. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000; however, compliance will be optional until July 1, 2001. The Bank would be required to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having the Bank share its personal information with unaffiliated third parties.

     Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and the Bank cannot predict what impact, if any, these bills would have.

     Federal Home Loan Bank System. The Bank is a member of the FHLB-NY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.390 of total assets, or 5%, of its advances (borrowing) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2000 of

$5.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLB paid dividends to the Bank of $393,000 for the twelve months ended March 31, 2000 and dividends of $407,000 for the prior fiscal year. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the Federal Housing Finance Board. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Formerly, federal saving associations were required to be members of the FHLB System. The new law removed the mandatory membership requirement and authorized voluntary membership for federal savings associations, as is the case for all other eligible institutions.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the Federal Reserve Board's regulations pursuant to which depositary institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $44.3 million. The amount of aggregate transaction accounts in excess of $44.3 million are currently subject to a reserve ratio of 10%, which ratio the Federal Reserve Board may adjust between 8% and 14%. The Federal Reserve Board regulations currently exempt $5.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

     Holding Company Regulation. The Holding Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, it is registered with the OTS and is subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The Bank must notify the OTS at least 30 days before declaring any dividend to the Holding Company. No dividends were paid from the Bank to the Holding Company in fiscal 2000.

     The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     Federal Securities Laws. The Holding Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended, ("Exchange Act").

     Delaware Corporation Law. The Holding Company is incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our shareholders are governed by the General Corporation Law of the State of Delaware.

     New York State Banking Regulations. The New York State Banking Department has proposed regulations that would impose restrictions and limitations on certain high cost home loans made by any individual or entity, including a federally-chartered savings association, that originates more than one high cost home loan in New York State in a 12-month period. The regulations, among other things, prohibit certain mortgage loan provisions and certain acts and practices by originators and impose certain disclosure and reporting requirements. It is unclear whether these provisions, if enacted, would be preempted by Section 5(a) of HOLA, as implemented by the lending and investment regulations of the OTS. The OTS has not yet adopted regulations regarding high-cost mortgage loans and is currently considering whether it will do so. Although the Bank does not originate loans that meet the definition of "high cost" under the proposed regulations, in the event the Bank determines to originate such loans in the future, the Bank may be subject to such regulation, if adopted as proposed.

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

STATE AND LOCAL TAXATION

     State of New York. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State tax rate for each of fiscal 1998 and fiscal 1999 was 10.53% (including Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

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

NAME                                   AGE                           POSITION
----                                   ---    ------------------------------------------------------
Deborah C. Wright....................  42     President and Chief Executive Officer, Director
Walter T. Bond.......................  42     Senior Vice President and Special Assistant to the CEO
James Boyle..........................  50     Senior Vice President and Chief Financial Officer
Anthony Galleno......................  58     Vice President and Controller
Margaret Peterson....................  50     Senior Vice President and Chief Administrative Officer
J. Kevin Ryan........................  50     Senior Vice President and Chief Lending Officer
Judith Taylor........................  57     Acting Senior Vice President and Chief of Retail
                                              Banking

     DEBORAH C. WRIGHT is currently President and Chief Executive Officer and a Director of Carver and Carver Federal, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named to the New York City Housing Authority Board, by Mayor David N. Dinkins, which manages New York City's 189,000 public housing units. She serves on the boards of the Initiative for a Competitive Inner City, Empire State Development Corporation, PENCIL, Inc., The Ministers and Missionaries Benefit Board of the American Baptist Churches, and the New York City Partnership, Inc. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

     WALTER T. BOND is Senior Vice President and Special Assistant to the President and Chief Executive Officer. Mr. Bond is also a member of the Bank's Investment Committee. Mr. Bond joined the Bank in February 1993, as Assistant Vice President, Mortgage Lender. Mr. Bond is a member of the New York Society of Securities Analyst and the Financial Managers Society.

     JAMES BOYLE is Senior Vice President and Chief Financial Officer a position he assumed in January 2000. Mr. Boyle was formerly Senior Vice President and Chief Financial Officer of Broad National Bank, which was acquired by Independence Community Bank in 1999. Mr. Boyle also held senior level financial positions at National Westminister Bancorp NJ, formerly First Jersey National Bank. He began his career at KPMG.

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

     MARGARET D. PETERSON is Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities, Vendor Management and other support activities. Ms. Peterson joined Carver Federal in November 1999. Ms. Peterson came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, Ms. Peterson was a Vice President and Senior HR Generalist for Citibank Global Asset Management. Besides her 11 years in Human Resources, Ms. Peterson has 10 years of Systems and Technology experience from various positions held at JP Morgan and Chase. Ms. Peterson earned a B.S. from Pace University, a M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association.

     J. KEVIN RYAN is Senior Vice President and Chief Lending Officer. Mr. Ryan joined Carver Federal in June 2000 and has over 20 years' experience in real estate lending. Prior to joining Carver, Mr. Ryan served as Vice President-Team Leader for Commercial Real Estate at Greenpoint Mortgage Funding Co., where he was employed since 1996. From 1985 through 1996, Mr. Ryan served as President of a commercial and residential real estate appraisal company, which he founded in New York City. Mr. Ryan also served in various positions at Dime Savings Bank of NY from 1977 to 1985, including Vice President, and as an Adjunct Professor of Management & Economics at St. John's University from 1981-1984. He also is a member of the Queens County Board of Habitat for Humanity. Mr. Ryan received a BBA in Management from Hofstra University and an MBA in Finance from Fordham University.

     JUDITH TAYLOR is Acting Senior Vice President and Chief of Retail Banking. Ms. Taylor joined Carver Federal in June 1999. Ms. Taylor was most recently with The Resolution Trust Corporation, where she served as CEO of four savings and loan associations. Prior to joining the Resolution Trust Corporation, Ms. Taylor was a Vice President at Chemical Bank. She brings over 30 years of experience to Carver.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information regarding Carver's offices and other material properties at March 31, 2000.

                                                                         LEASE          NET BOOK
                                                           OWNED OR    EXPIRATION       VALUE AT
                                            YEAR OPENED     LEASED        DATE       MARCH 31, 2000
                                            -----------    --------    ----------    --------------
                                                                                     (IN THOUSANDS)
MAIN OFFICE:
75 West 125th Street......................     1996           Owned           --         $5,797
New York, New York
BRANCH OFFICES:
2815 Atlantic Avenue......................     1990           Owned           --            334
Brooklyn, New York
(East New York Office)
1281 Fulton Street........................     1989           Owned           --          1,313
Brooklyn, New York
(Bedford-Stuyvesant Office)
1009-1015 Nostrand Avenue.................     1975           Owned           --            211
Brooklyn, New York
(Crown Heights Office)
261 8th Avenue............................     1964          Leased     10/31/04            228
New York, New York
(Chelsea Office)
115-02 Merrick Boulevard..................     1982          Leased     02/28/11            293
Jamaica, New York
(St. Albans Office)
302 Nassau Road(1)........................     1985          Leased      6/30/05         $   --
Roosevelt, New York
(Roosevelt Office)
                                                                                         ------
          Total...........................                                               $8,176
                                                                                         ======

---------------
(1) On May 12, 2000 the Company completed the sale of the Roosevelt branch office to City National Bank of New Jersey. See "Asset Quality -- Market Area and Competition -- Branch Sale Agreement."

     The net book value of Carver's investment in premises and equipment totaled approximately $11.2 million at March 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. At March 31, 2000, except as set forth below, there were no legal proceedings to which Carver Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     On or about January 18, 2000, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") entitled BBC Capital Market, Inc. v. Carver Bancorp, Inc., et al., C.A. No. 17743, naming the Holding Company, all of the Holding Company's directors (the "individual defendants"), Morgan Stanley & Co., Inc. ("Morgan Stanley") and Provender Opportunities Fund, L.P. ("Provender") as defendants (the "Action"). The complaint alleged, among other things, that plaintiff BBC Capital Market, Inc. ("BBC" or "Plaintiff") is a 7.4% stockholder of the Holding Company and sought to challenge the Holding Company's issuance on January 11, 2000 of 40,000 shares of the Holding Company's Series A Preferred Stock to Morgan Stanley and 60,000 shares of the Holding Company's Series B Preferred Stock to Provender (the "Transactions"). The complaint further alleged, among other things, that:
(i) the individual defendants approved the Transactions for the primary purpose of interfering with effective stockholder action at the Holding Company's annual meeting of stockholders on February 24, 2000 (the "Annual Meeting") at which two director-defendants were up for re-election; (ii) Morgan Stanley sought to intimidate Plaintiff's representatives into dropping any challenge to the election of directors at the Holding Company and that the individual defendants conspired with Morgan Stanley in the alleged intimidation; and (iii) the Holding Company issued a false and misleading proxy statement in connection with the Annual Meeting by not disclosing, among other things, certain facts relating to Plaintiff's nomination of directors at the Annual Meeting and the circumstances surrounding the calling of the Annual Meeting. The complaint alleged four counts: (1) breach of fiduciary duty of loyalty against the individual defendants; (2) breach of fiduciary duty of disclosure against the individual defendants; (3) aiding and abetting breaches of fiduciary duty against Morgan Stanley and Provender; and (4) pursuant to 10 Del. C. sec. 6501, a determination that the individual defendants, Morgan Stanley and Provender, could not cast in excess of 10% of their collective vote at the Annual Meeting.

     The complaint sought, among other things: (1) an order preliminarily and permanently enjoining the Holding Company, the individual defendants and others from: (a) treating the stock issued to Morgan Stanley and Provender as validly issued for purposes of voting at the Annual Meeting; (b) taking any steps to solicit proxies in favor of the Holding Company's nominees at the Annual Meeting until such time that all alleged disclosure violations were cured; and (c) taking any action to obstruct a proxy solicitation by Plaintiff; (2) an order preliminarily and permanently enjoining Morgan Stanley, Provender and others from aiding and abetting the individual defendants' alleged breach of fiduciary duties and taking any action to obstruct a proxy solicitation by Plaintiff; (3) an order rescinding the Transactions; (4) a declaration that the defendants, Morgan Stanley and Provender, could not cast in excess of 10% of their collective vote at the Annual Meeting; and (5) an award to Plaintiff of the cost and disbursements of the action, including reasonable attorneys' fees and experts' fees. On or about January 29, 2000, defendants filed an answer denying the substantive allegations of the complaint and seeking, among other things, an order dismissing the complaint in its entirety, with prejudice.

     On or about January 31, 2000, Plaintiff filed an amended complaint repeating the allegations in the original complaint and adding a count pursuant to 8 Del. C. sec. 220 seeking an order requiring the Holding Company to immediately produce all information requested in Plaintiff's letter demanding that the Holding Company produce certain information relating to the Holding Company's Employee Stock Ownership Plan (the "ESOP") and 401(k) Savings Plan in RSI Retirement Trust. On or about February 22, 2000, defendants filed an answer denying the substantive allegations of the amended complaint and seeking, among other things, an order dismissing the complaint in its entirety, with prejudice.

     On or about January 18, 2000, Plaintiff also made a motion for a preliminary injunction to obtain the injunctive relief sought in the complaint and a motion for expedited proceedings to obtain discovery in support of its application for preliminary injunctive relief. The parties engaged in expedited discovery and the Court heard Plaintiff's motion for a preliminary injunction on February 16, 2000. On February 16, 2000, the Court denied Plaintiff's motion for a preliminary injunction in its entirety.

     On or about March 7, 2000, after the Holding Company's Inspector of Election declared that the Holding Company's nominees had defeated Plaintiff's nominees at the Annual Meeting, Plaintiff filed a second amended complaint which repeated the substantive allegations made in the complaint and the amended complaint and added certain additional allegations, including, among others: (i) further allegations that the Holding Company's proxy statement and related materials issued in connection with the Annual Meeting contained false and misleading statements; and (ii) allegations that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees. The second amended complaint alleged five counts: (1) breach of fiduciary duty against the individual defendants; (2) breach of fiduciary duty of disclosure against the individual defendants; (3) aiding and abetting breaches of fiduciary duty against Morgan Stanley and Provender; (4) pursuant to 10 Del. C. sec. 6501, a determination that the individual defendants, Morgan Stanley and Provender, could not cast in excess of 10% of their collective vote at the Annual Meeting; and (5) pursuant to 8 Del.
C. sec. 225, a determination that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees.

     The second amended complaint sought, among other things: (1) an order permanently enjoining the Holding Company, the individual defendants and others from treating any stock issued to Morgan Stanley and Provender as validly issued for purposes of voting; (2) an order rescinding the Transactions; (3) an order declaring that Plaintiff's nominees were elected as directors of the Holding Company at the Annual Meeting; (4) an award to Plaintiff of the cost and disbursements of the Action, including reasonable attorneys' fees and experts' fees; and (5) an award to Plaintiff of its costs and disbursements in the proxy contest, including legal fees, proxy solicitor fees, printing fees and the like. On or about March 27, 2000, defendants filed an answer denying the substantive allegations of the second amended complaint and seeking, among other things, an order dismissing the second amended complaint in its entirety, with prejudice.

     On or about March 2, 2000, Blaylock & Partners, L.P. ("Blaylock") filed an application in the Court pursuant to section 8 Del. C. sec. 231(c) (the "Application"). The Application alleged that Blaylock is a beneficial holder of approximately 100,000 shares of common stock of the Holding Company and that the Inspector of Election improperly declined to accept and count Blaylock's vote at the Annual Meeting. The Application sought, among other things, an order directing the Inspector of Election to accept and count Blaylock's votes at the Annual Meeting. On or about March 8, 2000, defendants filed an answer to the Application and took no position with respect to the relief sought in the Application.

SUBSEQUENT EVENTS

     On or about April 6, 2000, Plaintiff filed a motion for partial summary judgment with respect to Count V in its second amended complaint seeking a determination that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees and an order declaring that Plaintiff's nominees had won the election at the Annual Meeting (the "Partial Summary Judgment Motion"). On April 24, 2000, the Court granted the Partial Summary Judgment Motion and declared that the Inspector of Election improperly counted the votes attaching to the unallocated ESOP shares at the Annual Meeting.

     By order dated April 20, 2000, the Application was consolidated with the Action and entitled In Re the Carver Bancorp, Inc., Cons. C.A. No. 17743 (the "Consolidated Action"). The issues in the Consolidated Action were scheduled to be tried before the Court beginning on May 15, 2000. The trial was expected to last between 5 and 10 days.

     On or about April 26, 2000, certain defendants filed motions in the Court seeking: (1) an order directing the entry of a final judgment on the Court's decision and order on the Partial Summary Judgment Motion or, in the alternative, an order certifying an appeal from the Court's interlocutory order on the Partial Summary Judgment Motion; and (2) to stay the proceedings in the Consolidated Action pending appeal of the Partial Summary Judgment Motion. On or about May 4, 2000, the Court denied these motions.

     On or about May 2, 2000, Plaintiff filed a motion for summary judgment with respect to the Application seeking, among other things, to dismiss the Application.

     On or about May 19, 2000, with the exception of Blaylock, the parties to the Consolidated Action entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, among other things, the parties agreed that: (a) BBC's nominees at the Annual Meeting were appointed to the Boards of the Holding Company and Carver Federal effective May 19, 2000 for a term expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2002; (b) the Holding Company will hold its annual meeting of stockholders for the fiscal year ending March 31, 2000 (the "2000 Annual Meeting") on or before March 24, 2001; (c) in connection with the 2000 Annual Meeting, the Holding Company will ensure that a sufficient number of directors are made eligible for election to the Board of the Holding Company so that the sum of (i) the number two and (ii) the number of directorships up for election at the 2000 Annual Meeting will constitute a majority of the number of directors on the Board of the Holding Company as of the date of the 2000 Annual Meeting; (d) certain directors of the Holding Company agreed to pay and will cause their insurance carrier to pay $475,000 to BBC; (e) all claims concerning the subject matter of the Consolidated Action are mutually released and forever discharged; and (f) the parties would promptly execute and file a stipulation and order dismissing the Consolidated Action with respect to the parties to the Settlement Agreement.

     On or about May 22, 2000, the parties to the Settlement Agreement executed and filed with the Court a Stipulation and Order of Dismissal With Prejudice (the "Stipulation") providing, among other things, that the Consolidated Action is dismissed with prejudice as to the parties to the Settlement Agreement. On May 24, 2000, the Stipulation was entered as an Order of the Court.

     In light of, among other things, the Settlement Agreement and Stipulation, Blaylock agreed to withdraw the Application with prejudice. Accordingly, by Order dated May 26, 2000, the Court dismissed the Application with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Holding Company held its Annual Meeting on February 24, 2000. The purpose of the Annual Meeting was to vote on the following proposals:

          1. The election of two directors for terms of three years each, which election was contested by BBC;

          2. The ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ending March 31, 2000; and

          3. The consideration of a shareholder proposal requesting that the shareholders adopt a nonbinding resolution recommending that the Board immediately engage the services of an investment banker to explore alternatives to enhance shareholder value, opposed by the Board.

          The results of voting were as follows:

Proposal 1:  Election of Directors:
             Holding Company Nominees
             David R. Jones               For                 888,031
                                          Withheld             21,634
             David N. Dinkins             For                 887,934
                                          Withheld             21,731
             BBC's Nominees
             Kevin Cohee                  For                 856,342
                                          Withheld              8,902
             Teri Williams                For                 857,264
                                          Withheld              7,980

Proposal 2:  Ratification of Appointment  For               1,657,339
             of Independent Auditors      Against             111,942
                                          Abstain               5,628
                                          Broker Non-Votes          0

Proposal 3:  Shareholder Proposal         For                 459,843
                                          Against           1,271,540
                                          Abstain              43,524
                                          Broker Non-Votes          0

     In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual Meeting:
Deborah C. Wright, Linda H. Dunham, Robert J. Franz, Pazel G. Jackson, Jr., Herman Johnson and Frederick O. Terrell.

     Shortly after the Annual Meeting, the Holding Company's Inspector of Election declared that the Holding Company's nominees had defeated BBC's nominees at the Annual Meeting. On or about March 7, 2000, BBC filed a second amended complaint to the Action described in "Legal Proceedings" which, among other things, alleged that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees and which, among other things, sought an order declaring that BBC's nominees had been elected as directors of the Holding Company at the Annual Meeting.

     On or about March 2, 2000, Blaylock filed the Application in the Court which alleged that Blaylock is a beneficial owner of approximately 100,000 shares of common stock of the Holding Company and that the Inspector of Election improperly declined to accept and count Blaylock's vote at the Annual Meeting. The Application sought, among other things, an order directing the Inspector of Election to accept and count Blaylock's votes at the Annual Meeting.

     On or about April 6, 2000, BBC filed the Partial Summary Judgment Motion with respect to Count V in its second amended complaint seeking a determination that the Inspection of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees and an order declaring that BBC's nominees had won the election at the Annual Meeting. On April 24, 2000, the Court granted the Partial Summary Judgment Motion and declared that the Inspector of Election improperly counted the votes attaching to the unallocated ESOP shares at the Annual Meeting.

     On or about May 19, 2000, with the exception of Blaylock, the parties to the Consolidated Action entered into the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, among other things, the parties agreed that
(i) BBC's nominees at the Annual Meeting were appointed to the Boards for a term expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2002, (ii) the Holding Company will hold the 2000 Annual Meeting on or before March 24, 2001; and (iii) in connection with the 2000 Annual Meeting, the Holding Company will ensure that a sufficient number of directors are made eligible for election to the Board of the Holding Company so that the sum of (i) the number two and (ii) the number of directorships up for election at the 2000 Annual Meeting will constitute a majority of directors on the Board of the Holding Company as of the date of the 2000 Annual Meeting. Under the terms of the Settlement Agreement, Messrs. Dinkins and Jones were not required to relinquish their seats on the Boards; however, Mr. Dinkins and Mr. Jones resigned from each of the Boards of the Holding Company and Carver Federal effective May 25, 2000. See "-- Legal Proceedings."

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET FOR THE COMMON STOCK

     The Common Stock is listed on the American Stock Exchange under the symbol "CNY." Prior to May 21, 1997, the Common Stock traded on the National Market of The Nasdaq Stock Market under the symbol "CARV." As of June 1, 2000, there were 2,316,358 shares of the Common Stock outstanding, held by approximately 1,150 holders of record. The following table shows the high and low per share sales prices of the Common Stock.

                               CLOSING SALES PRICE QUARTER ENDED
-----------------------------------------------------------------------------------------------
                               HIGH     LOW                                      HIGH      LOW
                               -----    ----                                     -----    -----
Year Ended March 31, 2000                         Year Ended March 31, 1999
  First Quarter..............  $11 3/8  $7 1/2    First Quarter................  $13 3/4  $  13
  Second Quarter.............  $  10    $7 5/8    Second Quarter...............  $10 3/8  $8 7/8
  Third Quarter..............  $11 1/8  $  7      Third Quarter................  $9 1/4   $7 7/8
  Fourth Quarter.............  $13 1/2  $8 1/4    Fourth Quarter...............  $10 1/4  $   7

     The Board declared a cash dividend of $0.05 (five cents) per share on February 14, 2000 for stockholders of record on February 25, 2000. The Board has not determined to establish a regular dividend at this time, but will review the Company's position after each quarter for the possible declaration of additional dividends. The timing and amount of future dividends will be within the discretion of Carver's Board and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board.

     The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its stockholders' equity would be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 2 of the Notes to Financial Statements.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                            AT MARCH 31
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA:
TOTAL AMOUNT OF:
Assets..............................  $420,119    $416,483    $437,458    $423,614    $367,657
Loans, net..........................   270,148     270,522     274,954     197,918      82,608
Mortgage-backed securities..........    54,229      66,584      91,116     110,853     131,105
Investment securities...............    24,996          --          --       1,675       8,937
Securities available for sale(1)....    24,952      29,918      28,408      83,863     114,328
Excess of cost over assets
  acquired..........................       817       1,030       1,246       1,456       1,669
Cash and cash equivalents...........    22,202      21,321      15,120       4,231      10,026
Deposits............................   281,941     276,999     274,894     266,471     256,952
Borrowed funds......................    98,579     102,038     124,946     121,101      73,948
Stockholders' equity................    32,641      31,175      35,534      33,984      34,765
NUMBER OF:
Deposit accounts....................    54,597      58,113      51,550      49,142      45,815
Offices.............................         7           7           7           7           8

                                                      YEAR ENDED MARCH 31
                               ------------------------------------------------------------------
                                  2000          1999          1998          1997          1996
                               ----------    ----------    ----------    ----------    ----------
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income..............     $27,367       $28,473       $27,828       $22,847       $23,529
Interest expense.............      14,009        14,815        15,019        12,483        13,594
                               ----------    ----------    ----------    ----------    ----------
Net interest income..........      13,358        13,658        12,809        10,364         9,935
Provision for loan losses....       1,099         4,029         1,260         1,690           131
                               ----------    ----------    ----------    ----------    ----------
Net interest income after
  provision for loan
  losses.....................      12,259         9,629        11,549         8,674         9,804
                               ----------    ----------    ----------    ----------    ----------
Non-interest income:
Gain (loss) on sales of
  asset......................          --             4           188          (927)           --
Other........................       2,539         2,378         2,163         1,040           608
                               ----------    ----------    ----------    ----------    ----------
Total non-interest income....       2,539         2,382         2,351           113           608
                               ----------    ----------    ----------    ----------    ----------
Non-interest expenses:
Loss on sale of foreclosed
  real estate................          --            --            --            38            77
Other........................      15,823        17,963        11,651        11,764         8,976
                               ----------    ----------    ----------    ----------    ----------
Total non-interest expense...      15,823        17,963        11,651        11,802         9,053
                               ----------    ----------    ----------    ----------    ----------
Income (loss) before income
  taxes......................      (1,025)       (5,952)        2,249        (3,015)        1,359
                               ----------    ----------    ----------    ----------    ----------
Income taxes (benefit).......         110        (1,499)        1,203        (1,275)          606
                               ----------    ----------    ----------    ----------    ----------
Net income (loss)............     $(1,135)      $(4,453)       $1,046       $(1,740)         $753
                               ==========    ==========    ==========    ==========    ==========
Net (loss) income per common
  share......................     $ (0.53)      $ (2.02)       $ 0.48       $ (0.80)       $ 0.35
Weighted average number of
  common shares
  outstanding................   2,238,846     2,206,133     2,187,619     2,156,346     2,169,276

                                                       AT OR FOR THE YEAR ENDED MARCH 31,
                                                  --------------------------------------------
                                                   2000      1999     1998      1997     1996
                                                  ------    ------    -----    ------    -----
KEY OPERATING RATIOS:
Return on average assets(1)(2)..................   (0.27)%   (1.05)%   0.25%    (0.47)%   0.21%
Return on average equity(2)(3)..................   (3.29)   (12.70)    3.00     (5.00)    2.16
Interest rate spread(4).........................    3.38      3.29     3.14      2.90     2.57
Net interest margin(5)..........................    3.47      3.43     3.27      3.04     2.85
Operating expenses to average assets(2)(6)......    3.82      4.22     2.80      3.22     2.48
Equity-to-assets(7).............................    7.77      7.49     8.12      8.03     9.45
Efficiency Ratio(2)(8)..........................   99.54    111.98    76.85    112.65    85.87
Average interest-earning assets to average
  interest-bearing liabilities..................    1.03x     1.04x    1.04x     1.04x    1.07x
ASSET QUALITY RATIOS:
Non performing assets to total assets(9)........    0.73%     1.15%    1.58%     1.53%    0.97%
Non performing assets to total loans(9).........    1.12      1.66     2.47      3.28     4.32
Allowance for loan losses to total loans........    1.07      1.48     1.11      1.09     1.42
Allowance for loan losses to non-performing
  loans(9)......................................  138.07     85.60    45.30     35.06    37.05
Net loan charge-offs to average loans
  outstanding...................................    0.84      1.17     0.15      0.69       --

---------------
(1) Net income divided by average total assets.

(2) For fiscal 1999, excluding non-recurring items amounting to $7.8 million, the return on average assets, return on average equity, operating expenses to average assets and operating income to operating expenses were 0.24%, 2.85%, 2.98% and 78.94%, respectively.

    Excluding an assessment to recapitalize the SAIF of $1.6 million, the return on average assets, return on average equity, operating expenses to average assets and operating income to operating expenses for fiscal 1997 were (0.022%), (2.29%), 2.77% and 97.07%, respectively.

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

     During fiscal 2000, Carver made significant changes in its management, hiring a new President and Chief Executive Officer, Chief Financial Officer and Chief Lending Officer, and hired KPMG LLP as its new external auditor. In addition, Judith Taylor was appointed Acting Senior Vice President and Chief of Retail Banking in June 1999, Margaret D. Peterson was appointed Senior Vice President and Chief Administrative Officer in November 1999, James Boyle was appointed Senior Vice President and Chief Financial Officer in January 2000 and
J. Kevin Ryan was appointed Senior Vice President and Chief Lending Officer in June 2000, replacing Benny A. Joseph who had served in such position since November 1999. Mr. Boyle succeeded Walter Bond who had served as Acting Chief Financial Officer since September 1997. In January 2000, Mr. Bond was appointed Senior Vice President and Special Assistant to the President and Chief Executive Officer. For a description of the business experience of the executive officers, see "Executive Officers of the Holding Company."

     There were also changes to the Boards of the Holding Company and the Bank. Ms. Linda Dunham resigned in March 2000. Messrs. David N. Dinkins and David R. Jones resigned in May 2000. Mr. Herman Johnson retired in May 2000. Mr. Frederick O. Terrell joined the Boards of the Holding Company and the Bank in January 2000 and became Chairman in May 2000. Pursuant to the terms of a Securities Purchase Agreement relating to the issuance of the Holding Company's Series B Preferred Stock to Provender Opportunities Fund, L.P. ("Provender"), Mr. Frederick O. Terrell was appointed to the Boards of the Holding Company and the Bank. Pursuant to the terms of the settlement agreement, Mr. Kevin Cohee and Ms. Teri Williams joined the Boards of the Holding Company and the Bank as of May 19, 2000. In addition, beginning with the July 2000 Board meetings, Messrs. Robert Holland, Jr. and Strauss Zelnick will join the Boards of the Holding Company and the Bank.

     The net loss of $1.1 million for fiscal 2000 is primarily attributable to the determination that certain assets were no longer recoverable and should be expensed, the costs associated with the proxy fight and the associated litigation and increased expenses associated with certain of the Company's benefit plans resulting from accounting adjustments. In addition, an incorrect accounting entry of $415,000 made during the second quarter of fiscal 2000 was reversed, resulting in restated net income for the three- and six-month periods ended September 30, 1999 and for the nine-month period ended December 31, 1999.

DEPOSIT INSURANCE ASSESSMENT

     During the fourth quarter of fiscal 1999, the Bank incurred increased deposit insurance assessments as a result of the reduction in the Bank's supervisory rating by the OTS, Carver's primary regulator. These increased deposit insurance assessments continued into fiscal 2000. As a result, Carver's deposit insurance assessments increased by $318,000, or 109.28%, to $609,000 for the twelve month period ended March 31, 2000 compared to $291,000 for the twelve month period ended March 31, 1999.

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

     The Company seeks to manage its interest rate risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, there are a variety of factors which influence the repricing characteristics of any given asset or liability.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of rate-sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income, and during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a negative one-year gap equal to 14.69% of total rate-sensitive assets at March 31, 2000, as a result of which its net interest income could be negatively affected by rising interest rates, and positively affected by falling interest rates.

     The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 2000. Maturity repricing dates have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. The information presented in the following table is derived from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                                        OVER ONE                OVER FIVE
                                  THREE OR   FOUR TO    THROUGH    OVER THREE    THROUGH     OVER
                                    LESS      TWELVE     THREE      THROUGH        TEN        TEN
MONTHS                             MONTHS     MONTHS     YEARS     FIVE YEARS     YEARS      YEARS     TOTAL
------                            --------   --------   --------   ----------   ---------   -------   --------
                                                             (DOLLARS IN THOUSANDS)
RATE-SENSITIVE ASSETS:
Loans...........................  $15,552    $ 26,115   $ 78,697    $ 26,354     $82,552    $45,211   $274,481
Federal Funds Sold..............   11,300          --         --          --          --         --     11,300
Investment Securities(1)........   24,952          --         --      24,996          --         --     49,948
Mortgage-Backed Securities......   25,202       9,530      4,449       3,870       5,662      5,515     54,228
                                  -------    --------   --------    --------     -------    -------   --------
Total...........................  $77,006    $ 35,645   $ 83,146    $ 55,220     $88,214    $50,726   $389,957
                                  =======    ========   ========    ========     =======    =======   ========
RATE-SENSITIVE LIABILITIES:
NOW Accounts....................  $ 2,809    $  3,745   $  8,114    $  4,058     $ 6,242      6,242     31,210
Savings Accounts................    5,811       7,336     12,515      23,238      45,670     50,707    145,277
Money Market Accounts...........    3,689      11,457      1,941       1,553         389        389     19,418
Certificate of Deposits.........   22,869      29,342     19,818      14,007           0          0     86,036
Borrowings......................   19,953      62,937     15,000         689           0          0     98,579
                                  -------    --------   --------    --------     -------    -------   --------
Total Interest-Bearing
  Liabilities...................  $55,131    $114,817   $ 57,388    $ 43,545     $52,301    $57,338   $380,520
                                  =======    ========   ========    ========     =======    =======   ========
Interest Sensitivity Gap........   21,875    $(79,172)  $ 25,758    $ 11,675     $35,913    $(6,612)  $  9,437
Cumulative Interest Sensitivity
  Gap...........................   21,875    $(57,297)  $(31,539)   $(19,864)    $16,049    $ 9,437   $     --
Ratio of Cumulative Gap to Total
  Rate-Sensitive Assets.........     5.61%     -14.69%     -8.09%      -5.09%       4.12%      2.42%        --

---------------
(1) Includes securities available-for-sale.

     The preceding table was prepared utilizing certain assumptions regarding prepayment and decay rates as determined by the OTS for savings associations nationwide. While management does not believe that these assumptions will be materially different from Carver's actual experience, the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors. The following assumptions were used: (i) adjustable-rate first mortgage loans will prepay at the rate of 6% per year; and (ii) fixed-rate first mortgage loans will prepay annually as follows:

                                                               ANNUAL PREPAYMENT RATE
                                                            -----------------------------
                                                                                  5-YEAR
COUPON RATE                                                 30-YEAR    15-YEAR    BALLOON
-----------                                                 -------    -------    -------
   6.50%..................................................    7.00%      9.00%     16.00%
   7.00...................................................    8.00       9.00      17.00
   7.50...................................................    8.00      10.00      18.00
   8.00...................................................    9.00      11.00      20.00
   8.50...................................................   11.00      12.00      23.00
   9.00...................................................   13.00      14.00      29.00
   9.50...................................................   17.00         --         --
  10.00...................................................   23.00         --         --

     In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity, transaction accounts will decay at a rate of 37.00% in the first year, passbook accounts will decay at a rate of 17.00% in the first year, and money market accounts will reflect a 79.00% decay rate in year one.

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

     The ratio of cumulative gap to total rate sensitivity assets was negative 14.69% at March 31, 2000 compared to positive 0.79% at March 31, 1999. Adjustable rate assets represented 53.67% of the Bank's total interest sensitive assets at March 31, 2000.

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

     Presented below, as of March 31, 2000, is an analysis of the bank's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.

                                                                               NPV AS % OF PV
                                              NET PORTFOLIO VALUE                OF ASSETS
                                        --------------------------------    --------------------
CHANGE IN RATE                          $ AMOUNT    $ CHANGE    % CHANGE    NPV RATIO    CHANGE
--------------                          --------    --------    --------    ---------    -------
                                                         (DOLLARS IN THOUSANDS)
+300 bp...............................   27,230      -1,590       -30          6.64      -247 bp
+200 bp...............................   32,033      -6,787       -17          7.70      -141 bp
+100 bp...............................   36,012      -2,808        -7          8.54       -57 bp
-bp...................................   38,820                                9.11
(100) bp..............................   40,561       1,741        +4          9.45       +33 bp
(200) bp..............................   41,922       3,102        +8          9.69       +58 bp
(300) bp..............................   46,532       7,712       +20         10.60      +149 bp

                                                              3/31/00    12/31/99    3/31/99
                                                              -------    --------    -------
RISK MEASURES: 200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets...............    9.11%       8.22%     7.79%
Post-Shock NPV Ratio........................................    7.70        6.85      7.79
Sensitivity Measure; Decline in NPV Ratio...................  141 bp      137 bp      0 bp

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

     The table also presents information for the years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate NII.

                                                       AT MARCH 31,          YEAR ENDED MARCH 31,
                                                           2000                      2000
                                                    ------------------   -----------------------------
                                                               AVERAGE                         AVERAGE
                                                                YIELD    AVERAGE      2000      YIELD
                                                    BALANCE     COST     BALANCE    INTEREST    COST
                                                    --------   -------   --------   --------   -------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Loans(1)..........................................  $270,148    7.20%    $259,408   $19,443      7.50%
Investment securities(2)..........................    55,703    6.45       57,357     3,593      6.26
Mortgage-backed securities........................    54,229    6.71       55,075     3,641      6.61
Federal funds sold................................    11,300    6.11       13,000       690      5.31
                                                    --------    ----     --------   -------     -----
          Total interest-earning assets...........   391,380    6.99%     384,840    27,367      7.12%
Non-interest earning assets.......................    28,739               29,220
                                                    --------             --------
          Total assets............................  $420,119             $414,060
                                                    ========             ========
INTEREST-BEARING LIABILITIES:
Deposits
  DDA.............................................  $ 12,337    0.00%    $ 11,388   $    --        --%
  NOW.............................................    18,873    1.66       18,032       314      1.74
  Savings and clubs...............................   145,277    2.51      143,908     3,650      2.54
  Money market accounts...........................    19,418    3.25       19,578       631      3.22
  Certificate of deposits.........................    86,036    4.67       86,316     4,017      4.65
                                                    --------    ----     --------   -------     -----
          Total deposits..........................   281,941    3.05      279,222     8,612      3.08
Borrowed money....................................    98,579    5.47       95,769     5,397      5.64
                                                    --------    ----     --------   -------     -----
          Total interest-bearing liabilities......   380,520    3.68%     374,991    14,009      3.74%
Non-interest-bearing liabilities..................     6,958                4,596
                                                    --------             --------
          Total liabilities.......................   387,478              379,587
Stockholders' equity..............................    32,641               34,473
                                                    --------             --------
          Total liabilities and stockholders'
            equity................................  $420,119             $414,060
                                                    ========             ========
Net interest income...............................                                  $13,358
                                                                                    =======
Interest rate spread..............................              3.31%                            3.38%
                                                                ====                            =====
Net interest margin...............................                                               3.47%
                                                                                                =====
Ratio of average interest-earning assets to
  average interest-bearing liabilities............                                              1.03x
                                                                                                =====

                                                               YEAR ENDED MARCH 31,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------   -----------------------------
                                                                 AVERAGE                         AVERAGE
                                           AVERAGE                YIELD    AVERAGE                YIELD
                                           BALANCE    INTEREST    COST     BALANCE    INTEREST    COST
                                           --------   --------   -------   --------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Loans(1).................................  $269,241   $20,575      7.64%   $242,948   $18,311      7.54%
Investment securities(2).................    32,284     1,801      5.58      12,117       671      5.54
Mortgage-backed securities...............    85,236     5,431      6.37     130,927     8,523      6.51
Federal funds sold.......................    12,013       666      5.54       5,735       323      5.63
                                           --------   -------     -----    --------   -------     -----
Total interest-earning assets............   398,774    28,473      7.14%    391,727    27,828      7.10%
Non-interest earning assets..............    26,709                          23,746
                                           --------                        --------
Total assets.............................  $425,483                        $415,473
                                           ========                        ========
INTEREST-BEARING LIABILITIES:
Deposits DDA.............................  $  9,670   $    --        --%   $  8,625   $    --        --%
  NOW....................................    18,789       314      1.67      18,725       354      1.89
  Savings and clubs......................   144,990     3,604      2.49     144,466     3,601      2.49
  Money market accounts..................    21,541       613      2.85      21,514       692      3.22
  Certificate of deposits................    80,897     3,890      4.81      76,990     3,949      5.13
                                           --------   -------     -----    --------   -------     -----
Total deposits...........................   275,887     8,421      3.05     270,320     8,596      3.18
Borrowed money...........................   107,766     6,393      5.93     108,970     6,423      5.89
                                           --------   -------     -----    --------   -------     -----
Total interest-bearing liabilities.......   383,653    14,814      3.85%    379,290    15,019      3.96%
Non-interest-bearing liabilities.........     6,771                           1,310
                                           --------                        --------
Total liabilities........................   390,424                         380,600
Stockholders' equity.....................    35,059                          34,873
                                           --------                        --------
Total liabilities and stockholders'
  equity.................................  $425,483                        $415,473
                                           ========                        ========
Net interest income......................             $13,659                         $12,809
                                                      =======                         =======
Interest rate spread.....................                          3.29%                           3.14%
                                                                  =====                           =====
Net interest margin......................                          3.43%                           3.27%
                                                                  =====                           =====
Ratio of average interest-earning assets
  to Average interest-bearing
  liabilities............................                         1.04x                           1.04x
                                                                  =====                           =====

---------------
(1) Includes non-accrual loans.

(2) Includes FHLB stock and fair value of investments available for sale of $30.7 million at March 31, 2000.

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

                                                            YEAR ENDED MARCH 31,
                                         -----------------------------------------------------------
                                                2000 VS. 1999                  1999 VS. 1998
                                          INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                         ----------------------------   ----------------------------
                                          VOLUME     RATE     TOTAL      VOLUME     RATE     TOTAL
                                         --------   ------   --------   --------   ------   --------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans..................................  $  (754)   $(378)   $(1,132)   $ 2,021    $ 243    $ 2,264
Investment securities(1)...............    1,549      243      1,792      1,125        5      1,130
Mortgage-backed securities(1)..........   (2,003)     213     (1,790)    (2,909)    (182)    (3,091)
Federal funds sold.....................       49      (25)        24        348       (6)       342
                                         -------    -----    -------    -------    -----    -------
          Total interest-earning
            assets.....................   (1,159)      53     (1,106)       585       60        645
                                         -------    -----    -------    -------    -----    -------
Interest-bearing liabilities:
  NOW..................................      (13)      13         --         --      (41)       (41)
  Savings and clubs....................      (27)      73         46          3       --          3
  Money market accounts................      (42)      60         18          1      (80)       (79)
  Certificate of deposits..............      252     (125)       127        188     (246)       (58)
                                         -------    -----    -------    -------    -----    -------
          Total deposits...............      170       21        191        192     (367)      (175)
  Borrowed money.......................     (721)    (275)      (996)       (30)      --        (30)
                                         -------    -----    -------    -------    -----    -------
          Total interest-bearing
            liabilities................     (551)    (254)      (805)      (162)    (367)      (205)
                                         -------    -----    -------    -------    -----    -------
Net change in net interest income......  $  (608)   $ 307    $  (301)   $   423    $(427)   $   850
                                         =======    =====    =======    =======    =====    =======

---------------
(1) Includes securities available for sale.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND 1999

     At March 31, 2000, total assets increased by 3.6 million, or 0.87%, to $420.1 million compared to $416.5 million at March 31, 1999. The increase in total assets was primarily attributable to increases in investment securities held to maturity and other interest-earning assets, offset in part by decreases in securities available for sale, mortgage-backed securities held to maturity and other assets. Investment securities held to maturity increased by $25 million at March 31, 2000 whereas at March 31, 1999 the Company did not carry any investment securities held to maturity. The investment in securities held to maturity reflects the reinvestment of principal and interest received on mortgage-backed securities and loans receivable. At March 31, 2000, total cash and cash equivalents increased by $882,000, or 4.14%, to $22.2 million compared to $21.3 million at March 31, 1999. Investment securities held as available for sale decreased by $5.0 million, or 16.6%, to $25.0 million at March 31, 2000, compared to $29.9 million at March 31, 1999.

     Mortgage-backed securities held to maturity decreased by $12.4 million, or 18.56%, to $54.2 million, compared to $66.6 million at March 31, 1999. Loans receivable decreased by $374,000, or 0.14%, to $270.1 million at March 31, 2000, compared to $270.5 at March 31, 1999. These decreases primarily reflect principal repayments on mortgage-backed securities held to maturity and loans receivable.

     At March 31, 2000, total liabilities increased by $2.2 million, or 0.56%, to $387.5 million compared to $385.3 million at March 31, 1999.

     At March 31, 2000, total deposits increased by $4.9 million, or 1.78%, to $281.9 million compared to $277.0 million at March 31, 1999. The increase in total deposits was primarily attributable to increases of $4.5 million in NOW accounts, $1.6 million in passbook savings and $475,000 in certificates of deposit, offset in part by decreases of $1.5 million in money market accounts and $92,000 in club accounts.

     At March 31, 2000, total borrowings decreased by $3.5 million, or 3.39%, to $98.6 million compared to $102.0 million at March 31, 1999. The decrease in total borrowings reflects a decrease in reverse repurchase agreements ("reverse repos") of $4.0 million, or 11.32%, to $31.3 million, offset in part by an increase in FHLB advances of $980,000, or 1.49%, to $66.7 million. The Company shifted from reverse repos to take advantage of the more attractive terms available on FHLB advances. The overall decrease in total borrowings reflects a reduction in the need for borrowed funds. The Company was able to fund loan originations and loan purchases with repayments on mortgage-backed securities and loans receivable together with an increase in deposits.

     At March 31, 2000, stockholders' equity increased by $1.5 million, or 4.70%, to $32.6 million compared to $31.2 million at March 31, 1999. The increase in stockholders' equity primarily reflects an increase in additional paid-in capital resulting from the net proceeds of the preferred stock totaling $2.4 million issued in January 2000, offset by a reduction in retained earnings primarily attributable to the net loss of $1.1 million recorded for fiscal 2000.

     There were several extraordinary items that contributed to the net loss. First, in connection with the year-end audit, there were expenses of approximately $1.8 million relating to assets determined to be no longer recoverable as well as other accounting adjustments. Second, expenses associated with the Annual Meeting, which included a proxy contest, and subsequent litigation relating to the voting of shares at the Annual Meeting equaled approximately $870,000. Third, there were one-time increases of approximately $593,000 associated with certain of the Bank's benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

NET INCOME (LOSS)

     The Company reported a net loss for the twelve month period ended March 31, 2000 of $1.1 million compared to a net loss of $4.5 million for the same period the prior year. The decrease in the net loss was primarily due to decreases in non-interest expenses and the provision for possible loan losses.

INTEREST INCOME

     Interest income decreased by $1.1 million, or 3.89%, to $27.4 million for the twelve month period ended March 31, 2000 compared to $28.5 million for the twelve month period ended March 31, 1999. The decrease in interest income was primarily attributable to a $13.9 million, or 3.49%, decrease in average balance of interest earning assets to $384.8 million for the twelve months ended March 31, 2000, compared to $398.8 million for twelve months ended March 31, 1999. The yield on average interest earning assets declined to 7.12% for the twelve months ended March 31, 2000, compared to 7.14% for the prior year.

     Interest income on loans decreased by $1.1 million, or 5.50%, to $19.4 million for fiscal 2000 compared to $20.6 million for fiscal 1999. The decrease in interest income from loans reflects a decrease of $9.8 million, or 3.65%, in the average balance of loans to $259.4 million for fiscal 2000 compared to $269.2 million for fiscal 1999, coupled with a 14 basis point decrease in the average rate earned on loans to 7.50% for fiscal 2000 from 7.64% for the prior year. Interest income on investment securities increased by approximately $1.8 million, or 99.50%, to $3.6 million for the twelve months ended March 31, 2000, compared to $1.8 million for the prior year, reflecting an increase of $25 million in the average balance of investment securities to $57.4 million for fiscal 2000 compared to $32.3 million for fiscal 1999, coupled with a 68 basis point increase in the average rate earned on investment securities to 6.26% from 5.58%. Interest income on mortgage-backed securities decreased by $1.8 million, or 32.98%, to $3.6 million for the twelve months ended March 31, 2000 compared to $5.4 million for the prior year reflecting a decrease of $30.2 million in the average balance of mortgage-backed securities to $55.1 million for fiscal 2000 compared to $85.2 million for fiscal 1999, offset in part by a 24 basis point increase in the average rate earned on mortgage-backed securities to 6.61% from 6.37%.

     The increase in the average balance of investment securities is primarily attributable to the reallocation that existed throughout most of fiscal 2000 of cash flows from loans and mortgage-backed securities into investment securities. Significant turnover of personnel in the Lending Department adversely affected the Bank's ability to originate and purchase loans during fiscal 2000, contributing to the decrease in the average balance of loans.

INTEREST EXPENSE

     Interest expense decreased by $805,000, or 5.43%, to $14.0 million for fiscal 2000 compared to $14.8 million for the prior year. The decrease in interest expense is attributable to an $8.7 million decrease in the average balance of interest-bearing liabilities combined with an 11 basis point decrease in the average cost of interest bearing liabilities.

     Interest expense on deposits increased $191,000, or 2.27%, to $8.6 million for fiscal 2000 compared to $8.4 million for the prior year. This increase is attributable to a $3.3 million, or 1.21%, increase in the average balance of deposits to $279.2 million for fiscal 2000 compared to $275.9 million for fiscal 1999, and to a lesser extent, to a 3 basis point increase in the cost of average deposits.

     Interest expense on borrowed money decreased by $996,000, or 15.58%, to $5.4 million for fiscal 2000 compared to $6.4 million for the prior year. The average balance of borrowed money was $12.0 million, or 11.13%, lower during fiscal 2000 than during fiscal 1999, and the average cost of borrowed money for fiscal 2000 was 29 basis points lower than the average cost of borrowed money for fiscal 1999.

NET INTEREST INCOME

     Net interest income before the provision for possible loan losses decreased $301,000, or 2.20%, to $13.4 million for fiscal 2000 compared to $13.7 million for the prior year. The 11 basis point decrease in the cost of interest-bearing liabilities used to fund interest earning assets contributed to an 8 basis point increase in the interest rate spread to 3.38% for fiscal 2000 compared to 3.29% for the prior year. The decrease in the cost of interest-bearing liabilities used to fund interest earning assets also contributed to a 4 basis point increase in the net interest margin to 3.47% for fiscal 2000 compared to 3.43% for fiscal 1999. However, the average balance on interest earning assets decreased to a greater degree that the average balance of interest-bearing liabilities, and the decrease in the average balance of interest earning assets was the most significant factor resulting in the $302,000 decrease in net interest income for fiscal 2000 as compared to fiscal 1999.

PROVISION FOR LOAN LOSSES

     Provision for loan losses decreased by $2.9 million, or 72.72%, to $1.1 million, for the twelve month period ended March 31, 2000, compared to $4.0 million for the year ended March 31, 1999. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non-performing loans and assets and net charge offs. The provision for possible loan losses for fiscal 2000 represents the amount required to maintain the allowance for possible loan losses at the level required by the Company's policy, and the reduced provision is primarily attributable to the decrease in non-performing loans during fiscal 2000. During fiscal 2000, the Bank charged off approximately $2.6 million of loans. At March 31, 2000, non-performing loans totaled $2.1 million, or 0.78%, of total loans compared to $4.5 million, or 1.64%, of total loans at March 31, 1999. At March 31, 2000, the Bank's allowance for possible loan losses was $2.9 million compared to $4.0 million at March 31, 1999, resulting in a ratio of the allowance to non-performing loans of 138.0% at March 31, 2000 compared to 89.3% at March 31, 1999 and a ratio of the allowance for possible loan losses to total loans of 1.07% and 1.46% at March 31, 2000 and March 31, 1999, respectively.

NON-INTEREST INCOME

     Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income increased $157,000, or 6.6%, to $2.5 million for fiscal 2000 compared to $2.4 million for fiscal 1999. The increase in non-interest income is primarily due to non-recurring income of $728,000 resulting from the sale of the Alhambra Building by the Company's subsidiary, Alhambra Realty. Excluding the income from the sale of the Alhambra Building, total non-interest income decreased by $571,000, or 23.97%, compared to fiscal 1999. Excluding the income from the sale of the Alhambra Building, the decrease in non-interest income is primarily attributable to a decrease in bank loan fees and service charges as well as the decrease in bank service charges on deposit accounts.

NON-INTEREST EXPENSE

     Non-interest expense decreased by $2.1 million, or 11.91%, to $15.8 million for fiscal 2000 compared to $18.0 million for the prior fiscal year. The decrease in non-interest expense is primarily attributable to a decrease of $2.5 million in other non-interest expenses, offset by increases of $475,000 in salaries and employee benefits. The increase in salaries and employee benefits is the result of increased expenses associated with certain of the Bank's benefit plans. The decrease in other non-interest expenses is primarily attributable to reductions in consultant fees and reconciliation adjustments, which offset increases of approximately $318,000 in FDIC assessments, $229,000 in audit expenses and $335,000 in legal expenses.

INCOME TAX EXPENSE

     In connection with the loss from operations incurred for fiscal 2000 and fiscal 1999, the Company has available an operating loss carry forward totaling approximately $5.7 million that will expire in 2019 to offset future taxable income. The Company recorded income tax expense of $110,000 for fiscal 2000, compared to a tax benefit of $1.5 million for fiscal 1999. The income tax expense for fiscal 2000 represents taxes payable to New York State and New York City based upon the Company's total assets. The Company paid no taxes for the year ended March 31, 1999, and its effective tax rate was 53.5% for the year ended March 31, 1998.

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

INTEREST INCOME

     Interest income increased by $646,000, or 2.32%, to $28.4 million for the twelve month period ended March 31, 1999, compared to $27.8 million for the twelve month period ended March 31, 1998. The increase in interest income was primarily attributable to a $7.1 million, or 1.80%, increase in average balance of interest earning assets to $398.8 million for the twelve months ended March 31, 1999, compared to $391.7 million for twelve months ended March 31, 1998, coupled with a 4 basis point increase in the yield on average interest earning assets to 7.14% for the twelve months ended March 31, 1999, compared to 7.10% for the same period the prior year.

     Interest income on loans increased by $2.3 million, or 12.37%, to $20.6 million for the twelve month period ended March 31, 1999, compared to $18.3 million for the same period the prior year. The increase in interest income from loans reflects a $26.3 million, or 10.83%, increase in the average balance of loans to $269.2 million at March 31, 1999, compared to $242.9 million at March 31, 1998 coupled with a 10 basis point increase in the average yield on loans to 7.64% from 7.54%. Interest income on mortgage-backed securities held to maturity decreased by $3.1 million, or 36.28%, to $5.4 million for the twelve months ended March 31, 1999, compared to $8.5 million for the same period the prior year, reflecting a decrease of $45.7 million in the average balance of total mortgage-backed securities to $85.2 million at March 31, 1999 compared to $130.9 million at March 31, 1998 coupled with a 14 basis point decrease in the average yield on mortgage-backed securities to 6.37% from 6.51%. Interest income on investment securities increased by approximately $1.1 million or 168.56% to $1.8 million for the twelve months ended March 31, 1999 compared to $671,000 for the same period the prior year. The increase in interest income on investment securities is primarily due to a $20.2 million, or 166.94%, increase in the average balance of investment securities to $32.3 million for the twelve months ended March 31, 1999, compared to $12.1 million for the same period the prior year.

     The increase in the average balances of investment securities reflects the increased investment of repayments from loans and mortgage-backed securities into investment securities.

INTEREST EXPENSE

     Interest expense decreased by $204,000, or 1.36%, to $14.8 million for the twelve month period ended March 31, 1999 compared to $15.0 million for the same period the prior year. The decrease in interest expense reflects an 11 basis point decrease in the average cost of such liabilities to 3.85% for the twelve months ended March 31, 1999 compared to 3.96% for the same period the prior year, offset in part by a $4.4 million, or 1.15%, increase in the average balance of interest-bearing liabilities.

     Interest expense on deposits decreased by $175,000, or 2.04%, to $8.4 million for the twelve month period ended March 31, 1999 compared to $8.6 million for the same period the prior year primarily due to a 13 basis point decrease in the cost average of deposits, offset in part by a $5.6 million, or 2.06%, increase in the average balance of deposits to $275.9 million for the twelve month period ended March 31, 1999 compared to $270.3 million for the same period the prior year.

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

NET INTEREST INCOME

     Net interest income before provision for loan losses for the twelve month period ended March 31, 1999 increased by $850,000, or 6.64%, to $13.7 million compared to $12.8 million for the same period the prior year. The increase was primarily attributable to a 15 basis point increase in the Company's interest rate spread for the twelve month period ended March 31, 1999 to 3.29% from 3.14%, coupled with a $7.0 million increase in the balance of average interest earning assets to $398.8 million for the twelve month period ended March 31, 1999 compared to the same period the prior year. The Company's net interest margin increased by 16 basis points to 3.43% from 3.27%, average interest-earning assets to interest-bearing liabilities increased to 1.04x for the twelve month period ended March 31, 1999, compared to 1.03x for the same period the prior year.

PROVISION FOR LOAN LOSSES

     Provision for loan losses increased by $2.8 million, or 219.96%, to $4.0 million, for fiscal 1999, compared to $1.3 million for the year ended March 31, 1998. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non performing loans and assets and net charge offs. The increase in the provision for loan losses for the twelve month period, in significant part, reflects a one time special provision of $2.5 million. The Company took the special provision along with a general increase in the provision to significantly increase the Bank's allowance for loan losses primarily in response to an increase in non-performing consumer loans and to maintain an adequate level of allowance consistent with the Bank's policies. During the twelve month period, the Bank charged off approximately $3.2 million in non-performing loans. At March 31, 1999, non-performing loans totaled $4.8 million, or 1.66%, of total loans compared to $6.8 million, or 2.47% at March 31, 1998. At March 31, 1999, the Bank's allowance for loan losses was $4.0 million compared to $3.1 million at March 31, 1998, resulting in a ratio of allowance to non-performing loans of 85.60% at March 31, 1999 compared to

45.30% at March 31, 1998, and a ratio of allowances for loan losses to total loans of 1.48% and 1.11%, respectively.

NON-INTEREST INCOME

     Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income was unchanged at $2.4 million for the twelve month period ended March 31, 1999. Non-interest income for the twelve month period ended March 31, 1998 reflected a $188,000 gain on the sale of securities. Excluding the gain on the sale of securities, non-interest income increased by $219,000, or 10.13%, for the twelve month period ended March 31, 1999 compared to the same period the prior year. The increase in non-interest income excluding the gain on the sale of securities reflects increases in prepayment fees on loans and increases in fees from bank service charges.

NON-INTEREST EXPENSE

     Non-interest expense increased by approximately $6.3 million, or 54.18%, to $18.0 million for the twelve month period ended March 31, 1999 compared to $11.7 million for the twelve month period ended March 31, 1998. The increase in non-interest expense reflects non-recurring charges of $4.1 million in reconciliation adjustments related to the conversion of the Company's data processing system, $1.2 million in consultant fees related to post conversion assignments, and $750,000 in one-time charges incurred during the fourth quarter, offset in part by a recovery of approximately $750,000 of such adjustments.

     Excluding all reconciliation adjustments, one-time charges, and the consultant fees, non-interest expense increased by approximately $1.0 million, or 8.69%, to $12.7 million for the twelve month period ended March 31, 1999 compared to $11.7 million for the same period the prior year. This increase primarily reflects increases of $365,000 in salaries and employee benefits expense, $142,000 in equipment expense, $117,000 in FDIC insurance expense, $125,000 in legal expense and $250,000 in connection with the settlement of litigation.

INCOME TAX EXPENSE

     In connection with the loss from operations incurred through the twelve-month period ended March 31, 1999, the Company has reflected a benefit resulting from the carry back of the loss for income taxes paid of approximately $1.5 million of which $1.2 million were paid in fiscal 1998 compared to an income tax expense of $1.2 million for fiscal 1998. In addition, the Company has available an operating loss tax carry forward totaling approximately $4.4 million, which will expire in 2019 to offset future taxable income. The Company paid no taxes for the year ended March 31, 1999, and its effective tax rate was 53.5% for the year ended March 31, 1998. A deferred tax asset of approximately $1.0 million was established in 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

     Carver Federal's primary sources of funds are deposits, FHLB advances, and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flow and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by OTS regulation. The minimum required liquidity and short-term liquidity ratio is 4%. The Bank's liquidity ratios were 20.43% and 16.59% at March 31, 2000 and 1999, respectively.

     The Bank's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31, 2000, and 1999, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $72.7 million and $50.8 million, respectively.

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2000, cash and cash equivalents increased by $881,749. Net cash provided by operating activities was $5,037,186, representing primarily the results of operations adjusted for depreciation and amortization, the provision for possible loan losses and the decrease in other assets. Net cash used in investing activities was $7,898,630, which was used primarily to fund the increase in investment securities, particularly investment securities held to maturity. Net cash provided by financing activities was $3,743,193, reflecting primarily increases in deposits, and advances from the FHLB as well as proceeds from the issuance of preferred stock, offset in part by a net decrease in securities sold under agreements to repurchase.

                             THE YEAR 2000 PROBLEM

     The Year 2000 problem centered on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field without considering the upcoming change in the century.

     During the past several quarters, the Company developed and implemented a Year 2000 Project Plan (the "Plan") to address the year 2000 problem and its effect on the Company. The Plan included five components, which addressed the issues of awareness, assessment, renovation, validation and implementation. To implement the Plan and ensure its success, the senior management of the Company became actively involved in all phases of the Plan, including remaining actively involved and on premises during the New Year's weekend.

     The Company primarily used its own personnel with some assistance from outside consultants to minimize costs. The Company also followed the published substantive guidance of the OTS and other federal bank regulatory agencies. These publications, in addition to providing guidance as to the examination criteria, outlined the requirements for the creation and implementation of a compliance plan and target dates for testing and implementation of corrective action.

     As a result of the Company complying with the federal banking regulatory guidelines and meeting the target dates for testing of its mission critical systems and communicating with all significant suppliers, the Company did not experience any interruptions in any computer operations related to the year 2000 problem. Our loan and deposit customers did not experience any interruption of service due to the difficulties that could have been encountered as a result of the year 2000 problem. We estimated that the total costs related to the year 2000 problem, from inception to date, did not exceed $150,000, and we do not anticipate any additional costs to be incurred related to this matter.

                          REGULATORY CAPITAL POSITION

     The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision -- Regulation of Federal Savings Associations -- Capital Requirements."

     The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2000, the Bank had tangible, core, and risk-based capital ratios of 6.85%, 6.25%, and 15.38%, respectively.

     The following table reconciles the Bank's stockholders equity at March 31, 2000, under generally accepted accounting principles to regulatory capital requirements:

                                                           REGULATORY CAPITAL REQUIREMENTS
                                                    ----------------------------------------------
                                                     GAAP      TANGIBLE    TIER/CORE    RISK-BASED
                                                    CAPITAL    CAPITAL      CAPITAL      CAPITAL
                                                    -------    --------    ---------    ----------
                                                                    (IN THOUSANDS)
Stockholders' Equity at March 31, 2000(1).........  $29,532    $29,532      $29,532      $29,532
                                                    =======
Add:
  Unrealized loss on securities available for
     sale, net....................................                  --           --           --
  General valuation allowances....................                  --           --        2,538
  Qualifying intangible assets....................                  --           --           --
  Deduct:
  Goodwill........................................                (817)        (817)        (817)
  Excess of net deferred tax assets...............                  --           --           --
  Asset required to be deducted...................                  --           --          (40)
                                                               -------      -------      -------
  Regulatory capital..............................              28,715       28,715       31,213
  Minimum capital requirement.....................               6,283       16,766       16,235
                                                               -------      -------      -------
  Regulatory capital excess.......................             $22,432      $11,949      $14,978
                                                               =======      =======      =======

---------------
(1) Reflects Bank only.

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

                             TAX BAD DEBT RESERVES

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not anticipated to have a material impact on the financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required by this item appears under the caption "Discussion of Market Risk -- Interest Rate Sensitivity Analysis" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             LETTERHEAD OF KPMG LLP

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CARVER BANCORP, INC.

     We have audited the accompanying consolidated statement of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The accompanying financial statements of Carver Bancorp, Inc. as of March 31, 1999 were audited by other auditors whose report thereon dated June 29, 1999, expressed an unqualified opinion on those financial statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     /S/ KPMG LLP

MAY 25, 2000
NEW YORK, NEW YORK

                     CARVER BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    AS OF MARCH 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
ASSETS:
Cash and amounts due from depository institutions...........  $ 10,902,497    $ 11,120,748
Federal funds sold..........................................    11,300,000      10,200,000
                                                              ------------    ------------
Total cash and cash equivalents (Note 20)...................    22,202,497      21,320,748
                                                              ------------    ------------
Investment Securities held to maturity (estimated fair value
  of $24,308,640) (Notes 4, 13 and 20)......................    24,995,850              --
Securities available for sale (Notes 3, 13 and 20)..........    24,952,220      29,918,137
Mortgage-backed securities held to maturity, net (estimated
  fair values of $51,939,162 and $65,693,568 at March 31,
  2000 and March 31, 1999) (Notes 5, 12, 13 and 20).........    54,229,230      66,584,447
Loans receivable............................................   273,083,331     274,541,950
  Less allowance for loan losses............................    (2,935,314)     (4,020,099)
  Loans receivable, net (Notes 6, 13 and 20)................   270,148,017     270,521,851
                                                              ------------    ------------
Real estate owned, net......................................       922,308         184,599
Property and equipment, net (Note 8)........................    11,175,334      11,884,983
Federal Home Loan Bank of New York stock, at cost (Note
  13).......................................................     5,754,600       5,754,600
Accrued interest receivable (Notes 9 and 20)................     2,653,266       2,860,693
Excess of cost over net assets acquired, net (Note 10)......       816,780       1,029,853
Other assets (Notes 14 and 16)..............................     2,268,430       6,422,933
                                                              ------------    ------------
          Total assets......................................  $420,118,532    $416,482,844
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits (Notes 11 and 20)..................................  $281,941,338    $276,999,074
Securities sold under agreements to repurchase (Notes 12 and
  20).......................................................    31,337,000      35,337,000
Advances from Federal Home Loan Bank of New York (Notes 13
  and 20)...................................................    66,688,456      65,708,466
Other borrowed money (Notes 18 and 20)......................       553,201         992,619
Other liabilities (Notes 14 and 17).........................     6,957,680       6,270,419
                                                              ------------    ------------
          Total liabilities.................................   387,477,675     385,307,578
                                                              ------------    ------------
Commitments and contingencies (Notes 19 and 20).............            --              --
STOCKHOLDERS' EQUITY: (Note 16)
  Preferred stock, $0.01 par value per share; 1,000,000
     authorized; 100,000 shares issued and outstanding......         1,000              --
Common stock; $0.01 par value per share; 5,000,000
  authorized; 2,314,275 issued and outstanding (Note 2).....        23,144          23,144
Additional paid-in capital (Note 2).........................    23,789,111      21,423,574
Retained earnings (Notes 2 and 14)..........................     9,479,552      10,721,168
Common stock acquired by the ESOP (Notes 2 and 18)..........      (651,950)       (992,620)
Comprehensive income, net of income tax.....................            --              --
                                                              ------------    ------------
          Total stockholders' equity........................    32,640,857      31,175,266
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $420,118,532    $416,482,844
                                                              ============    ============

                 See Notes to Consolidated Financial Statements

                     CARVER BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Interest income:
  Loans.............................................  $19,442,840    $20,576,506    $18,311,042
  Mortgage-backed securities........................    3,640,555      5,430,638      8,522,922
  Investment securities.............................    3,593,178      1,800,738        670,509
  Federal funds sold................................      689,929        665,544        323,243
                                                      -----------    -----------    -----------
          Total interest income.....................   27,366,502     28,473,426     27,827,716
                                                      -----------    -----------    -----------
Interest expense:
  Deposits (Note 11)................................    8,612,026      8,421,226      8,596,358
  Advances and other borrowed money.................    5,396,833      6,393,457      6,422,666
                                                      -----------    -----------    -----------
          Total interest expense....................   14,008,859     14,814,683     15,019,024
                                                      -----------    -----------    -----------
Net interest income.................................   13,357,643     13,658,743     12,808,692
Provision for loan losses (Note 6)..................    1,099,300      4,029,996      1,259,531
                                                      -----------    -----------    -----------
Net interest income after provision for loan
  losses............................................   12,258,343      9,628,747     11,549,161
                                                      -----------    -----------    -----------
Non-interest income:
  Loan fees and service charges.....................      353,215        673,541        559,960
  Gain on sale of securities held for sale (Note
     3).............................................           --          3,948        188,483
  Proceeds from Sale of Alhambra Building...........      728,000             --             --
  Other.............................................    1,458,206      1,704,667      1,603,096
                                                      -----------    -----------    -----------
          Total non-interest income.................    2,539,421      2,382,156      2,351,539
                                                      -----------    -----------    -----------
Non-interest expenses:
  Salaries and employee benefits (Notes 17 and
     18)............................................    5,722,355      5,247,525      4,739,069
  Net occupancy expense (Note 19)...................    1,463,052      1,490,592      1,118,467
  Equipment.........................................    1,350,710      1,409,429      1,255,301
  Other.............................................    7,287,053      9,815,474      4,538,111
                                                      -----------    -----------    -----------
          Total non-interest expenses...............   15,823,170     17,963,020     11,650,948
                                                      -----------    -----------    -----------
Income (loss) before income taxes...................   (1,025,406)    (5,952,117)     2,249,752
Income taxes (benefit) (Note 14)....................      110,030     (1,499,367)     1,203,466
                                                      -----------    -----------    -----------
Net income (loss)...................................  $(1,135,436)   $(4,452,750)   $ 1,046,286
                                                      -----------    -----------    -----------
Net income (loss) available to common
  stockholders......................................  $(1,179,589)   $(4,452,750)   $ 1,046,286
                                                      -----------    -----------    -----------
Net income (loss) per common share..................  $     (0.53)   $     (2.02)   $      0.48
                                                      -----------    -----------    -----------
Weighted average number of shares outstanding.......    2,238,846      2,206,133      2,187,619
                                                      ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                     CARVER BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       COMMON
                                                       ADDITIONAL                       STOCK
                                 PREFERRED   COMMON      PAID-IN       RETAINED       ACQUIRED     COMPREHENSIVE
                                   STOCK      STOCK      CAPITAL       EARNINGS        BY ESOP        INCOME          TOTAL
                                 ---------   -------   -----------   -------------   -----------   -------------   -----------
Balance -- March 31, 1997......   $   --     $23,144   $21,410,167    $14,359,060    $(1,365,990)    $(442,659)    $33,983,722
                                  ------     -------   -----------    -----------    -----------     ---------     -----------
Net income for the year ended
  March 31, 1998...............                   --            --      1,046,286             --            --       1,046,286
Preferred Stock................                                 --             --                           --              --
Allocation of ESOP stock.......                             58,566             --        182,132            --         240,698
Dividends paid.................                   --            --       (115,714)            --            --        (115,714)
Options exercised..............                   --       (49,836)            --             --            --         (49,836)
Decrease in unrealized, loss in
  securities available for
  sale, net....................                   --            --             --             --       429,189         429,189
                                  ------     -------   -----------    -----------    -----------     ---------     -----------
Balance -- March 31, 1998......               23,144    21,418,897     15,289,632     (1,183,858)      (13,470)     35,534,345
                                  ------     -------   -----------    -----------    -----------     ---------     -----------
Net loss for the year ended
  March 31, 1999...............                   --            --     (4,452,750)            --            --      (4,452,750)
Allocation of ESOP Stock.......                   --         4,677             --        191,240            --         195,917
Dividends paid.................                   --            --       (115,714)                                    (115,714)
Decrease in unrealized, loss in
  Securities available for
  sale, net....................                   --            --             --             --        13,470          13,470
                                  ------     -------   -----------    -----------    -----------     ---------     -----------
Balance -- March 31, 1999......               23,144    21,423,574     10,721,168       (992,618)           --      31,175,268
                                  ------     -------   -----------    -----------    -----------     ---------     -----------
Net loss for the year ended
  March 31, 2000...............                   --            --     (1,135,436)            --            --      (1,135,436)
Preferred Stock................    1,000          --     2,365,537             --             --            --       2,366,537
Allocation of ESOP Stock.......                   --            --             --        340,668            --         340,668
Dividends paid.................                   --                     (106,180)                                    (106,180)
Decrease in unrealized, loss in
  Securities available for
  sale, net....................                   --            --             --             --            --              --
                                  ------     -------   -----------    -----------    -----------     ---------     -----------
Balance -- March 31, 2000......   $1,000     $23,144   $23,789,111    $ 9,479,552    $  (651,950)    $      --     $32,640,857
                                  ======     =======   ===========    ===========    ===========     =========     ===========

                 See Notes to Consolidated Financial Statements

                     CARVER BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED MARCH 31,
                                                 ----------------------------------------------
                                                     2000             1999             1998
                                                 -------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..............................  $  (1,135,436)   $  (4,452,750)   $  1,046,286
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and amortization..................      1,221,742        1,042,659         695,192
Amortization of intangibles....................        213,073          216,264         209,892
Other amortization and accretion, net..........        355,109        1,108,675         402,662
Provision for loan losses......................      1,099,300        4,029,996       1,259,531
Gain from sale of Alhambra.....................       (728,000)              --              --
Proceeds from maturity sale of loans...........             --               --       1,459,491
Net gain on sale of securities available for
  sale.........................................             --           (3,948)       (188,483)
Deferred income taxes..........................             --               --          58,555
Allocation of ESOP stock.......................        340,668          195,917         240,698
(Increase) decrease in accrued interest
  receivable...................................        207,427           97,850         215,522
Increase (decrease) in refundable income
  taxes........................................             --        1,195,852              --
(Increase) decrease in other assets............      2,776,042          (38,224)      2,818,687
Increase (decrease) in other liabilities.......        687,261        4,846,323          37,294
                                                 -------------    -------------    ------------
Net cash provided by operating activities......      5,037,186        8,238,614       8,255,327
                                                 -------------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments held to
  maturity.....................................             --               --         194,476
Principal repayments on securities available
  for sale.....................................             --        3,753,447       5,061,181
Purchases of securities available for sale.....   (460,000,000)    (331,888,674)    (17,000,000)
Proceeds from maturity, sales and call of
  securities available for sale................    465,000,000      319,510,288      55,485,112
Purchase of investment securities held to
  maturity.....................................    (25,000,000)              --      (1,946,326)
Proceeds from maturities and calls of
  investment securities held to maturity.......             --        1,797,042       8,480,705
Principal repayment of mortgage-backed
  securities held to maturity..................     12,209,146       23,592,334      19,313,831
Net change in loans receivable.................       (964,438)       4,432,486     (77,036,664)
Proceeds from sale of Alhambra.................      1,368,755               --              --
Additions to premises and equipment............       (512,093)      (1,656,535)       (897,030)
(Purchase) Federal Home Loan Bank stock........             --               --        (219,600)
                                                 -------------    -------------    ------------
Net cash (used in) provided by investing
  activities...................................     (7,898,630)      19,540,388      (8,564,315)
                                                 -------------    -------------    ------------

                                                              YEAR ENDED MARCH 31,
                                                 ----------------------------------------------
                                                     2000             1999             1998
                                                 -------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.......................      4,942,264        2,104,842       8,422,745
Net (decrease) in short-term borrowings........     (4,000,000)     (51,683,000)       (942,404)
Proceeds of long term borrowing................             --               --      12,685,000
Repayment of FHLB Advances.....................    (19,020,010)              --      (8,658,686)
Federal Home Loan Bank Advances................     20,000,000       28,966,780              --
Repayment of other borrowed money..............       (439,418)        (191,238)       (182,132)
Proceeds from issuance of Preferred Stock......      2,366,537               --              --
Dividends Paid.................................       (106,180)        (115,714)       (115,714)
Increase (decrease) in advance payments by
  borrowers for taxes and insurance............             --         (659,995)        (10,507)
                                                 -------------    -------------    ------------
Net cash provided by (used in) financing
  activities...................................      3,743,193      (21,578,325)     11,198,302
                                                 -------------    -------------    ------------
Net increase (decrease) in cash and cash
  equivalents..................................        881,749        6,200,677      10,889,314
Cash and cash equivalents -- beginning.........     21,320,748       15,120,071       4,230,757
                                                 -------------    -------------    ------------
Cash and cash equivalents -- ending............  $  22,202,497    $  21,320,748    $ 15,120,071
                                                 =============    =============    ============
Supplemental disclosure of non-cash activities:
Unrealized Gain (loss) on securities available
  for sale:
Unrealized Gain (loss).........................             --               --         (25,417)
Deferred income taxes..........................             --               --          11,947
                                                 =============    =============    ============
                                                 $          --    $          --    $     13,470
                                                 =============    =============    ============
Loans receivable transferred to real estate
  owned........................................  $     737,709    $          --    $         --
                                                 =============    =============    ============
Supplemental disclosure of cash flow
  information:
Cash paid for:
Interest.......................................  $  13,505,854    $  14,814,683    $ 15,019,024
                                                 =============    =============    ============
Federal, state and city income taxes...........  $      29,354    $          --    $    515,457
                                                 =============    =============    ============

                 See Notes to Consolidated Financial Statements

                     CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

     Carver Bancorp, Inc. is a holding company that was incorporated in May 1996 and whose principal wholly owned subsidiaries are Carver Federal Savings Bank and Alhambra Holding Corp. CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. Alhambra Realty Corp. is a majority-owned subsidiary of Alhambra. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $.01 per share. See Note 2.

NATURE OF OPERATIONS

     Carver's banking subsidiary's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. Carver's banking subsidiary has six branches located throughout the City of New York that primarily serve the communities in which they operate.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Carver, the Bank, its wholly owned subsidiary, CFSB Realty Corp., CFSB Credit Corp. and Alhambra and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                     CARVER BANCORP, INC. AND SUBSIDIARIES

INVESTMENT AND MORTGAGE-BACKED SECURITIES

     Carver does not have trading securities, but does differentiate between held to maturity securities and available for sale securities. When purchased, securities are classified in either the investments held to maturity portfolio or the securities available for sale portfolio. Securities can be classified as held to maturity and carried at amortized cost only if the Company has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as securities available for sale. Available for sale securities are reported at fair value. Unrealized holding gains or losses for securities available for sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of other comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

     Investment and mortgage-backed securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

     Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

LOANS RECEIVABLE

     Loans receivable are carried at unpaid principal balances plus unamortized premiums, less the allowance for loan losses and deferred loan fees and discounts.

     Carver defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the contractual lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans using the interest method.

     Loans are generally placed on non-accrual status when they are past due three months or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become current and its future collectibility is assured.

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

                     CARVER BANCORP, INC. AND SUBSIDIARIES

ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

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

CONCENTRATION OF RISK

     The Bank's principle lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in the State of New York and the State of California. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's and California's market conditions.

PREMISES AND EQUIPMENT

     Premises and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:


Buildings and improvements              10 to 40 years
Furnishings and equipment               3 to 10 years
Leasehold improvements                  The lesser of useful life or
                                        remaining term of lease

     Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to expense in the year incurred.

REAL ESTATE OWNED

     Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of cost or fair value at the date of acquisition and thereafter carried at the lower of cost or fair value less estimated selling costs. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions.

     Costs incurred to improve properties or get them ready for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gain or loss on sale of properties is recognized as incurred.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

EXCESS OF COST OVER NET ASSETS ACQUIRED

     In connection with the acquisition of two branches, core deposit premiums paid and other capitalized acquisition costs are being amortized to expense over periods from five to fifteen years using the straight-line method. The company reviews these assets annually for signs of permanent impairment.

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

INCOME TAXES

     Carver accounts for income taxes using the asset and liability method. Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general -- purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Carver has included the required disclosures in the Consolidated Statements of Changes in Stockholders' Equity.

NET INCOME (LOSS) PER COMMON SHARE

     Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.

PENSION PLANS

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Carver has made the required disclosures in the accompanying Notes to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for

                     CARVER BANCORP, INC. AND SUBSIDIARIES
hedging activities. SFAS 133 supercedes the disclosure requirements in SFAS 80, 105 and 119 and is effective for fiscal periods beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 2000 presentation.

NOTE 2. CONVERSION TO STOCK FORM OF OWNERSHIP AND REORGANIZATION INTO A HOLDING COMPANY

     On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $3,507,800 (unaudited), and $4,139,000 (unaudited) at March 31, 2000 and 1999, respectively, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or
(ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

     At March 31, 2000 and 1999, the Company held no MBSs as available for sale.

                                                                   MARCH 31, 2000
                                                   -----------------------------------------------
                                                                  GROSS UNREALIZED
                                                    CARRYING      -----------------     ESTIMATED
                                                      VALUE       GAINS     LOSSES     FAIR-VALUE
                                                   -----------    ------    -------    -----------
U.S. Government Agency securities................  $24,952,220      $--       $--      $24,952,220
                                                   -----------      --        --       -----------
                                                    24,952,220      $--       $--      $24,952,220
                                                   ===========      ==        ==       ===========

                                                                   MARCH 31, 1999
                                                   -----------------------------------------------
                                                                  GROSS UNREALIZED
                                                    CARRYING      -----------------     ESTIMATED
                                                      VALUE       GAINS     LOSSES     FAIR-VALUE
                                                   -----------    ------    -------    -----------
U. S. Government Agency securities...............  $29,918,137      $--       --       $29,918,137
                                                   -----------      --        --       -----------
                                                   $29,918,137      $--       $        $29,918,137
                                                   ===========      ==        ==       ===========

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     At March 31, 2000 and 1999, U.S. Government Agency securities consisted of short-term discount notes with maturities of 30 days or less. The estimated fair value of the U.S. Government Agency securities approximates the carrying value at March 31, 2000 and 1999.

     Proceeds from the sales of investment securities available for sale during the years ended March 31, 1999 and 1998, were $24,365,488 and $5,188,483, respectively, resulting in gross gains of $3,948 and $188,483 respectively. There were no sales of investment securities available for sale during the year ended March 31, 2000.

NOTE 4.  INVESTMENT SECURITIES HELD TO MATURITY, NET

                                                                MARCH 31, 2000
                                               ------------------------------------------------
                                                               GROSS UNREALIZED
                                                CARRYING      ------------------     ESTIMATED
                                                  VALUE       GAINS     LOSSES      FAIR-VALUE
                                               -----------    -----    ---------    -----------
U.S. Government Agency securities............  $24,995,850     $--     $(687,210)   $24,308,640
                                               -----------     --      ---------    -----------
                                               $24,995,850     $--     $(687,210)   $24,308,640
                                               ===========     ==      =========    ===========

     There were no investment securities held to maturity at March 31, 1999. There were no sales of securities held to maturity during the years ended March 31, 2000, 1999 and 1998.

NOTE 5.  MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET

     A summary of gross unrealized gains and losses and estimated fair value follows:

                                                              MARCH 31, 2000
                                            ---------------------------------------------------
                                                             GROSS UNREALIZED
                                             CARRYING      ---------------------     ESTIMATED
                                               VALUE        GAINS       LOSSES      FAIR-VALUE
                                            -----------    -------    ----------    -----------
Government National Mortgage
  Association.............................  $ 6,516,167    $    --    $  271,846    $ 6,244,321
Federal Home Loan Mortgage Corporation....   18,780,043         --       787,917     17,992,126
Federal National Mortgage Association.....   26,222,474         --     1,218,331     25,004,143
Small Business Administration.............      759,922      6,260            --        766,182
Collateralized Mortgage Obligations:
  Resolution Trust Corporation............    1,708,032         --        12,442      1,695,590
  Other...................................      242,592         --         5,792        236,800
                                            -----------    -------    ----------    -----------
                                            $54,229,230    $ 6,260    $2,296,328    $51,939,162
                                            ===========    =======    ==========    ===========

                                                              MARCH 31, 1999
                                            ---------------------------------------------------
                                                             GROSS UNREALIZED
                                             CARRYING      ---------------------     ESTIMATED
                                               VALUE        GAINS       LOSSES      FAIR-VALUE
                                            -----------    -------    ----------    -----------
Government National Mortgage
  Association.............................  $ 7,630,635    $55,247    $       --    $ 7,685,882
Federal Home Loan Mortgage Corporation....   24,635,700         --       772,154     23,863,546
Federal National Mortgage Association.....   29,718,567         --       140,411     29,578,156
Small Business Administration.............    1,325,753      4,255            --      1,330,008
Collateralized Mortgage Obligations:
  Resolution Trust Corporation............    2,282,016         --        36,023      2,245,993
  Federal Home Loan Mortgage
     Corporation..........................      647,010         --         1,820        645,190
  Other...................................      344,766         27            --        344,793
                                            -----------    -------    ----------    -----------
                                            $66,584,447    $59,529    $  950,408    $65,693,568
                                            ===========    =======    ==========    ===========

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The following is a schedule of final maturities as of March 31, 2000:

                                                             CARRYING       ESTIMATED
                                                               VALUE       FAIR VALUE
                                                            -----------    -----------
After one through five years..............................  $   525,207    $   498,118
After five through ten years..............................    5,193,818      5,017,419
After ten years...........................................   48,510,205     46,423,625
                                                            -----------    -----------
                                                            $54,229,230    $51,939,162
                                                            ===========    ===========

     There were no sales of mortgage-backed securities held to maturity during the years ended March 31, 2000, 1999 and 1998.

NOTE 6.  LOANS RECEIVABLE, NET

                                                                  YEAR ENDED MARCH 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Real estate mortgage:
  One- to four-family.......................................  $152,457,753    $181,320,829
  Multi-family..............................................    86,184,032      52,365,984
  Non-residential...........................................    22,721,310      23,092,010
  Equity and second mortgages...............................       251,738         424,981
                                                              ------------    ------------
                                                               261,614,833     257,203,804
                                                              ------------    ------------
Real estate construction....................................     6,392,759      11,047,185
                                                              ------------    ------------
Commercial loans............................................       699,844         616,325
                                                              ------------    ------------
Consumer:
  Deposit accounts..........................................       294,495         376,227
  Student education.........................................        67,191         147,064
  Other.....................................................     5,412,059       7,883,501
                                                              ------------    ------------
                                                                 5,773,745       8,406,792
                                                              ------------    ------------
Total loans.................................................   274,481,181     277,274,106
                                                              ------------    ------------
Add: Premium................................................       582,263       1,013,770
Less: Loans in process......................................    (1,062,242)     (2,635,520)
Allowance for loan losses...................................    (2,935,314)     (4,020,099)
Deferred loan fees and discounts............................      (917,871)     (1,110,406)
                                                              ------------    ------------
                                                                (4,333,164)     (6,752,255)
                                                              ------------    ------------
                                                              $270,148,017    $270,521,851
                                                              ============    ============

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The following is an analysis of the allowance for loan losses:

                                                         YEAR ENDED MARCH 31,
                                               ----------------------------------------
                                                  2000           1999           1998
                                               -----------    -----------    ----------
Balance -- beginning.........................  $ 4,020,099    $ 3,138,000    $2,245,747
Provision charged to operations..............    1,099,300      4,029,996     1,259,531
Recoveries of amounts previously charged
  off........................................      384,625         81,711            --
Loans charged off............................   (2,568,710)    (3,229,608)     (367,278)
                                               -----------    -----------    ----------
Balance -- ending............................  $ 2,935,314    $ 4,020,099    $3,138,000
                                               ===========    ===========    ==========

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

                                                              YEAR ENDED MARCH 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Non-accrual loans........................................  $2,126    $2,417    $5,568
Restructured loans.......................................      --        --       807
                                                           ------    ------    ------
                                                           $2,126    $2,417    $6,375
                                                           ======    ======    ======

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                 (IN THOUSANDS)
Interest income which would have been recorded had loans
  performed in accordance with original contracts...........  $345    $419    $762
Interest income received....................................    --     107     285
                                                              ----    ----    ----
Interest income lost........................................  $345    $312    $477
                                                              ====    ====    ====

     At March 31, 2000 and 1999, the recorded investment in impaired loans was $2,126,000 and $2,417,000, respectively. The related allowance for credit losses was approximately $330,000 and $553,000 at December 31, 2000 and 1999, respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2000 and 1999 was approximately $2,272,000 and $3,993,000, respectively. For the years ended March 31, 2000, 1999 and 1998, the Company recognized cash basis interest income on these impaired loans of $0, 107,000 and $285,000, respectively.

     At March 31, 2000, loans to officers totaled $111,722.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Balance -- beginning........................................  $ 659,491    $ 850,195
Loans originated............................................         --           --
Other(1)....................................................   (530,534)          --
Repayments..................................................    (17,235)    (190,704)
                                                              ---------    ---------
Balance -- ending...........................................  $ 111,722    $ 659,491
                                                              =========    =========

---------------
(1) Represents loans to individuals who are no longer directors and officers of Carver at March 31, 2000.

NOTE 7.  LOANS SERVICING

     The mortgage loan portfolios serviced for the FHLMC and Fannie Mae are not included in the accompanying financial statements. The unpaid principal balances of these loans aggregated $2,775,000, $3,035,000 and $3,696,000 at March 31,
2000, 1999 and 1998, respectively.

     Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $56,000, $55,000 and $61,000 at March 31, 2000, 1999 and 1998, respectively.

NOTE 8.  PREMISES AND EQUIPMENT, NET

     The detail of premises and equipment is as follows:

                                                                    MARCH 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Land......................................................  $   450,952    $   450,952
Buildings and improvements................................    8,521,565      8,501,923
Leasehold improvements....................................      718,764        697,903
Furnishings and equipment.................................    6,017,827      5,546,237
                                                            -----------    -----------
                                                             15,709,108     15,197,015
Less accumulated depreciation and amortization............    4,533,774      3,312,032
                                                            -----------    -----------
                                                            $11,175,334    $11,884,983
                                                            ===========    ===========

     Depreciation and amortization charged to operations for the years ended March 31, 2000, 1999 and 1998 were $1,221,742, $1,042,659 and $695,192, respectively.

NOTE 9.  ACCRUED INTEREST RECEIVABLE

     The detail of accrued interest receivable is as follows:

                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Loans.......................................................  $1,768,295    $2,311,991
Mortgage-backed securities..................................     849,471       522,530
Investments and other interest-bearing assets...............      35,500        26,172
                                                              ----------    ----------
                                                              $2,653,266    $2,860,693
                                                              ==========    ==========

                     CARVER BANCORP, INC. AND SUBSIDIARIES

NOTE 10.  EXCESS OF COST OVER ASSETS ACQUIRED, NET

     The excess of cost over assets acquired relates to the acquisition of the Bedford-Stuyvesant office. The detail is as follows:

                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              --------    ----------
Core deposit premium........................................  $787,517    $  992,956
Acquisition costs...........................................    29,263        36,897
                                                              --------    ----------
                                                              $816,780    $1,029,853
                                                              ========    ==========

NOTE 11.  DEPOSITS

                                                                MARCH 31,
                                      -------------------------------------------------------------
                                                  2000                            1999
                                      -----------------------------   -----------------------------
                                      WEIGHTED                        WEIGHTED
                                      AVERAGE                         AVERAGE
                                        RATE      AMOUNT    PERCENT     RATE      AMOUNT    PERCENT
                                      --------   --------   -------   --------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
DEMAND:
  Interest-bearing..................    1.66%    $ 18,873     6.68%     1.94%    $ 16,102     5.81%
  Non-interest-bearing..............      --       12,337     4.38        --       10,609     3.83
                                        1.00       31,210    11.06      1.17       26,711     9.64

SAVINGS:
  Savings and club..................    2.51      145,277    51.53      2.51      143,795    51.91
  Money Management..................    3.25       19,418     6.89      2.93       20,932     7.56
  Certificate of deposit............    4.70       86,036    30.52      4.55       85,561    30.89
                                        3.31      250,731    88.94      3.24      250,288    90.36
                                        3.06%    $281,941   100.00%     3.04%    $276,999   100.00%

     The scheduled maturities of certificates of deposits are as follows:

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
One year or less............................................  $22,860    $18,033
After one year to three years...............................   29,699     30,944
After three years to five years.............................   10,984     10,197
After five years............................................   22,493     26,387
                                                              -------    -------
                                                              $86,036    $85,561
                                                              =======    =======

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $17,514,000 and $15,915,000 at March 31, 2000 and 1999, respectively.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     Interest expense on deposits consists of the following:

                                                        FOR YEAR ENDED MARCH 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Demand.........................................  $  314,204    $  313,391    $  364,774
Savings and clubs..............................   3,649,742     3,604,347     3,601,095
Money Management...............................     631,452       613,267       691,939
Certificates of deposit........................   4,046,587     3,902,435     3,948,687
                                                 ----------    ----------    ----------
                                                  8,641,985     8,433,440     8,606,495
Penalty for early withdrawals of certificate of
  deposit......................................     (29,959)      (12,214)      (10,137)
                                                 ----------    ----------    ----------
                                                 $8,612,026    $8,421,226    $8,596,358
                                                 ==========    ==========    ==========

NOTE 12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The scheduled maturities of securities sold under agreements to repurchase are as follows:

                                                                         MARCH 31,
                                                  INTEREST       --------------------------
LENDER                         MATURITY             RATE            2000           1999
------                     -----------------    -------------    -----------    -----------
Morgan Stanley Repo......    August 13, 1999        5.61%        $              $ 4,000,000
Federal Home Loan Bank...      March 2, 2000        5.82                          7,000,000
Federal Home Loan Bank...       May 22, 2000        5.88           4,400,000      4,400,000
Federal Home Loan Bank...      July 26, 2000        5.41           8,000,000      8,000,000
Federal Home Loan Bank...  September 5, 2000        5.40           6,750,000      6,750,000
Federal Home Loan Bank...   October 26, 2000        4.81           5,187,000      5,187,000
Federal Home Loan Bank...   December 4, 2000        6.44           7,000,000
                                                                 -----------    -----------
                                                                 $31,337,000    $35,337,000
                                                                 ===========    ===========

     Information concerning securities sold under agreements to repurchase are summarized as follows:

                                                              FOR THE YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Average balance during the year.............................  $32,670    $59,296
Average interest rate during the year.......................     5.46%      5.74%
Maximum month-end balance during the year...................  $35,337    $85,720
Mortgage-backed securities underlying the agreements at year end:
  Carrying value............................................  $34,225    $39,343
  Estimated fair value......................................  $32,878    $39,316

                     CARVER BANCORP, INC. AND SUBSIDIARIES

NOTE 13.  ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

     Information relating to the maturities of advances from the Federal Home Loan Bank of New York follows:

                                                          MARCH 31,
                                  ----------------------------------------------------------
                                             2000                           1999
MATURING                          ---------------------------    ---------------------------
YEAR ENDED                          WEIGHTED                       WEIGHTED
MARCH 31,                         AVERAGE RATE      AMOUNT       AVERAGE-RATE      AMOUNT
----------                        ------------    -----------    ------------    -----------
2000............................                                     5.78%       $19,000,000
2001............................      5.76%       $51,000,000        5.44         31,000,000
2002............................      5.17         15,000,000        5.17         15,000,000
2003............................      3.58            358,700        3.58            358,700
2012............................      3.50            329,756        3.50            349,766
                                      ----        -----------        ----        -----------
                                      5.60        $66,688,456        5.46        $65,708,466
                                      ====        ===========        ====        ===========

     At March 31, 2000 and 1999, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $5,754,600 respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

NOTE 14.  INCOME TAXES

     The components of income tax expense for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                         YEAR ENDED MARCH 31,
                                                 -------------------------------------
                                                   2000         1999           1998
                                                 --------    -----------    ----------
Federal income tax expense (benefit)
  Current......................................  $      0    $  (701,458)   $  521,917
  Deferred.....................................         0       (688,823)      237,466
State and local income tax expense (benefit)
  Current......................................   110,030        152,059       444,083
  Deferred.....................................         0       (261,145)            0
                                                 --------    -----------    ----------
Total provision for income tax expense.........  $110,030    $(1,499,367)   $1,203,466
                                                 ========    ===========    ==========

     The reconciliation of the expected Federal tax rate to the consolidated effective tax rate for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                      YEAR ENDED MARCH 31,
                               ------------------------------------------------------------------
                                      2000                   1999                    1998
                               -------------------   ---------------------   --------------------
                                AMOUNT     PERCENT     AMOUNT      PERCENT     AMOUNT     PERCENT
                               ---------   -------   -----------   -------   ----------   -------
Statutory Federal income
  tax........................  $(348,638)    34.0%   $(2,023,720)    34.0%   $  764,916    34.0%
State and local income taxes,
  net of Federal tax
  benefit....................    110,030    (10.7)       (71,997)     1.2       293,094    13.0
Change in valuation
  allowance..................    297,492    (26.0)       596,350    (10.0)      145,456     6.5
Other........................     51,146     (8.0)             0      0.0             0     0.0
                               ---------    -----    -----------    -----    ----------    ----
Total income tax expense.....  $ 110,030    (10.7)%  $(1,499,367)    25.2%   $1,203,466    53.5%
                               =========    =====    ===========    =====    ==========    ====

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The bank has net operating loss carryforwards for Federal income tax purposes at March 31, 2000 and 1999 of approximately $5,705,000 and $4,043,000 respectively. These net operating loss carryforwards begin to expire in the year ended March 31, 2019.

     The Bank's stockholders' equity includes approximately $2.94 million and $4.02 million at March 31, 2000 and 1999, respectively, which has been segregated for Federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for Federal income taxes at the then current tax rate.

     The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
DEFERRED TAX ASSETS
Net operating loss carryforward.............................  $1,939,777    $1,374,601
Allowance for loan losses...................................   1,376,364     1,885,017
Deferred loan fees..........................................     430,388       520,667
Employees pension plan......................................      84,305        21,843
Management recognition plan.................................       4,689        21,350
Directors' retirement plan..................................     207,669            --
Contributions carryforward..................................      28,278            --
                                                              ----------    ----------
Total deferred tax assets before valuation allowance........   4,071,470     3,823,478
Valuation allowance.........................................  (2,281,334)   (1,983,842)
                                                              ----------    ----------
Total deferred tax asset....................................   1,790,136     1,839,636
                                                              ----------    ----------
DEFERRED TAX LIABILITIES
Excess of cost over net assets acquired.....................     328,077       399,827
Depreciation................................................     423,606       401,356
Excess tax bad debt reserve.................................      16,428        16,428
                                                              ----------    ----------
Total deferred tax liabilities..............................     768,111       817,611
                                                              ----------    ----------
Net deferred tax assets included in other assets............  $1,022,025    $1,022,025
                                                              ==========    ==========

     Management believes it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset. The Company will have to generate approximately $2.5 million of future taxable income to realize this asset.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

NOTE 15.  EARNINGS PER SHARE

     The following table reconciles the income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

                                                         YEAR ENDED MARCH 31,
                                               ----------------------------------------
                                                  2000           1999           1998
                                               -----------    -----------    ----------
Net income (loss)............................  $(1,135,436)   $(4,452,750)   $1,046,286
Preferred income.............................      (44,153)            --            --
                                               -----------    -----------    ----------
Net income (loss) -- Basic...................  $(1,179,589)   $(4,452,750)   $1,046,286
Impact of potential conversion of convertible
  preferred stock to common stock............       44,153             --            --
                                               -----------    -----------    ----------
Net income (loss) -- Diluted.................  $(1,135,436)   $(4,452,750)   $1,046,286
                                               ===========    ===========    ==========
Weighted average common shares outstanding --
  Basic......................................    2,238,846      2,206,133     2,187,619
Effect of dilutive securities Convertible
  preferred stock............................       46,107             --            --
                                               -----------    -----------    ----------
Weighted average common shares outstanding --
  Diluted....................................    2,284,953      2,206,133     2,187,619
                                               ===========    ===========    ==========

NOTE 16.  STOCKHOLDERS' EQUITY

     Convertible Preferred Stock. On January 11, 2000, Carver sold, pursuant to a Securities Purchase Agreement, dated January 11, 2000, in a private placement 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). In addition, Carver entered into a Registration Rights Agreement, dated January 11, 2000 with MSDW and Provender. The gross proceeds from the private placement were $2.5 million.

     The Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock") accrue annual dividends at $1.97 per share. Dividends are payable semi-annually commencing on June 15 and December 15 of each year. Each share of Preferred Stock is convertible at the option of the holder, at any time, into 2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. Carver may redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Preferred Stock shall be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock is entitled to one vote for each share of Common Stock into which the Preferred Stock can be converted.

     At March 31, 2000 unpaid accrued dividends amounted to $44,153.

     Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. As required by the Financial Institutions Reform, Recovery, and Enforcement Act, the OTS promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the FDICIA stipulates that an institution with less than

                     CARVER BANCORP, INC. AND SUBSIDIARIES

4.0% core capital is deemed undercapitalized. At March 31, 2000 and 1999, the Bank exceeded all the current capital requirements.

     The following table sets out the Bank's various regulatory capital categories at March 31, 2000.

                                                                AT MARCH 31, 2000
                                                              ---------------------
                                                              DOLLARS    PERCENTAGE
                                                              -------    ----------
                                                                 (IN THOUSANDS)
Tangible equity.............................................  $28,715       6.85%
Core/leverage capital.......................................   28,715       6.85
Tier 1 risk-based capital...................................   28,715      14.15
Total risk-based capital....................................   31,213      15.38

     The following table reconciles the Bank's stockholders' equity at March 31, 2000, under generally accepted accounting principles to regulatory capital requirements:

                                                           REGULATORY CAPITAL REQUIREMENTS
                                                   ------------------------------------------------
                                                    GAAP      TANGIBLE    TIER I/CORE    RISK-BASED
                                                   CAPITAL    CAPITAL       CAPITAL       CAPITAL
                                                   -------    --------    -----------    ----------
Stockholders' Equity at March 31, 2000(1)........  $29,532    $29,532       $29,532       $29,532
                                                   =======
Add:
  General valuation allowances...................                  --            --         2,538
Deduct:
  Goodwill.......................................                (817)         (817)         (817)
  Asset required to be deducted..................                  --            --           (40)
                                                              -------       -------       -------
  Regulatory capital.............................              28,715        28,715        31,213
  Minimum capital requirement....................               6,283        16,766        16,235
                                                              -------       -------       -------
  Regulatory capital excess......................             $22,432       $11,949       $14,978
                                                              =======       =======       =======

---------------
(1) Reflects Bank only.

NOTE 17.  BENEFIT PLANS

PENSION PLAN

     Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the

                     CARVER BANCORP, INC. AND SUBSIDIARIES
plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver's consolidated financial statements:

                                                                     MARCH 31,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at the beginning of the year............  $ 3,144,934    $2,796,385
  Service cost.............................................      159,270       161,729
  Interest cost............................................      190,648       188,592
  Actuarial (gain)/loss....................................     (488,146)      154,737
  Benefits paid............................................     (160,921)     (156,509)
                                                             -----------    ----------
Benefit obligation at the end of the year..................  $ 2,845,785    $3,144,934
                                                             ===========    ==========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.............  $ 3,625,222    $3,275,671
  Actual return on plan assets.............................      250,871       456,614
  Employer Contributions...................................       75,637        49,446
  Benefits paid............................................     (160,921)     (156,509)
                                                             -----------    ----------
Fair value of plan assets at end of year...................  $ 3,790,809    $3,625,222
                                                             ===========    ==========
Funded Status..............................................  $   945,024    $  480,288
  Contributions............................................           --        28,847
  Unrecognized transition obligation.......................      259,170       294,873
  Unrecognized gain........................................   (1,336,832)     (943,321)
  Unrecognized past service liability......................       14,410        16,544
                                                             -----------    ----------
Accrued pension cost.......................................  $  (118,228)   $ (122,769)
                                                             ===========    ==========

     Net periodic pension cost included the following components:

                                                         YEAR ENDED MARCH 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
Service cost....................................  $ 159,270    $ 161,729    $ 158,235
Interest cost...................................    190,648      188,592      182,273
Expected return on plan assets..................   (283,757)    (260,201)    (233,435)
Amortization of:
  Unrecognized transition obligation............     35,703       35,703       35,703
  Unrecognized gain.............................    (61,749)     (46,076)     (58,131)
  Unrecognized past service liability...........      2,134        2,134        2,134
                                                  ---------    ---------    ---------
Net periodic pension cost.......................  $  42,249    $  81,881    $  86,779
                                                  =========    =========    =========

     Significant actuarial assumptions used in determining plan benefits are:

                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Annual salary increase......................................  5.50%   4.50%   5.50%
Long-term return on assets..................................  8.00%   8.00%   8.00%
Discount rate used in measurement of benefit obligations....  8.00%   6.50%   7.50%

                     CARVER BANCORP, INC. AND SUBSIDIARIES

SAVINGS INCENTIVE PLAN

     The Bank has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Employees may elect to defer up to the lesser of 15% or the maximum amount allowed under law of their compensation and may receive a 50% matching contribution from the Bank up to the maximum allowed by law. Total incentive plan expenses for the years ended March 31, 2000, 1999 and 1998 were $56,000, $68,000 and $73,000 respectively.

DIRECTORS' RETIREMENT PLAN

     Concurrent with the conversion to the stock form of ownership, the Bank adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director.

                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at the beginning of the year.............  $ 795,439    $ 479,672
  Service cost..............................................         --       42,403
  Interest cost.............................................     50,918       31,562
  Actuarial (gain)/loss.....................................   (151,202)     265,977
  Benefits paid.............................................    (25,025)     (24,175)
                                                              ---------    ---------
Benefit obligation at the end of the year...................  $ 670,130    $ 795,439
                                                              =========    =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $      --    $      --
  Actual return on plan assets..............................         --           --
  Employer Contributions....................................     25,025       24,175
  Benefits paid.............................................    (25,025)     (24,175)
                                                              ---------    ---------
Fair value of plan assets at end of year....................  $      --    $      --
                                                              =========    =========
Funded Status...............................................  $(670,130)   $(795,439)
  Contributions.............................................      6,256        6,256
  Unrecognized loss.........................................    165,758      343,826
  Unrecognized past service liability.......................     55,228      110,464
                                                              ---------    ---------
Accrued pension cost........................................  $(442,888)   $(334,893)
                                                              =========    =========

     Net periodic pension cost for the years ended March 31, 2000, 1999 and 1998 included the following:

                                                       2000        1999        1998
                                                     --------    --------    --------
Service cost.......................................  $     --    $ 42,403    $ 24,330
Interest cost......................................    50,918      31,562      31,395
Expected return on plan assets.....................        --          --          --
Amortization of:
  Unrecognized gain................................    26,866       3,522          88
  Unrecognized past service liability..............    55,236      55,236      55,236
                                                     --------    --------    --------
Net periodic pension cost..........................  $133,020    $132,723    $111,049
                                                     ========    ========    ========

     The actuarial assumptions used in determining plan benefits include annual fee increases of 5.50%, 4.50% and 4.50%, and a discount rate of 8.00%, 6.50% and 6.75%, for the years ended March 31, 2000, 1999 and 1998, respectively.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     Subsequent to March 31, 2000 the directors voted to terminate the Directors' Retirement Plan.

MANAGEMENT RECOGNITION PLAN

     Pursuant to the management recognition plan approved at the stockholders meeting held on September 12, 1995, the Bank recognized $178,000, $62,000 and $93,000 as expense for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 18.  EMPLOYEE STOCK OWNERSHIP PLAN

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

     Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $326,000, $171,000 and $241,000 for the years ended March 31, 2000, 1999 and 1998 respectively.

     The ESOP shares at March 31, 2000 and 1999 are as follows:

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Allocated shares............................................   116,937      75,755
Shares committed to be released.............................        --      19,995
Unreleased shares...........................................    65,195      86,382
Total ESOP shares...........................................   182,132     182,132
Fair value of unreleased shares.............................  $570,456    $755,843

NOTE 19.  COMMITMENTS AND CONTINGENCIES

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

     These financial instruments primarily include commitments to extend credit and to sell loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies making commitments as it does for on-balance-sheet instruments.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The Bank has outstanding various loan commitments as follows:

                                                                    MARCH 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Commitments to originate loans mortgage...................  $ 2,472,000    $ 7,440,520
Commitments to purchase loans mortgage....................   15,000,000             --
Consumer loans............................................    4,488,000      4,096,000
                                                            -----------    -----------
          Total...........................................  $21,960,000    $11,536,520
                                                            ===========    ===========

     At March 31, 2000, of the $2,472,000 in outstanding commitments to originate mortgage loans, $1,465,000 represents commitments to originate multi-family mortgage loans at fixed rates within a range of 8% to 9 3/4% and $1,007,000 represent the undisbursed balance of construction loans at rates ranging from 8.25% to 8.83%.

     The commitment to purchase mortgage loans consists of one- to four- family mortgage loans at rates ranging from 7% to 8.375%.

     At March 31, 2000, undisbursed funds from approved commercial lines of credit totaled $4,579,000. All such lines are secured, including $1,000,000 in warehouse lines of credit secured by the underlying warehoused mortgages, expire within one year, and carry interest rates that float at 1.00% above the prime rate.

     At March 31, 2000, undisbursed funds from approved consumer lines of credit, primarily credit cards, totaled $4,488,000. $4,256,000 of such lines are unsecured and $232,000 of such lines are secured. All such lines carry adjustable rates.

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

     Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $273,000, $266,000, and $263,000 for the years ended March 31, 2000, 1999 and 1998, respectively. As of March 31, 2000, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2011 are as follows:

YEAR ENDED MARCH 31,   MINIMUM RENTAL
--------------------   --------------
                       (IN THOUSANDS)
  2001                     $  283
  2002                        288
  2003                        293
  2004                        298
  2005                        144
  Thereafter                  994
                           ------
                           $2,300
                           ======

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

LEGAL PROCEEDINGS

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. At March 31, 2000, except as set forth below, there were no legal proceedings to which Carver Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     At March 31, 2000, two properties as to which the Bank is mortgagee are the subject of criminal forfeiture action pending in U.S. District Court. The forfeiture proceeding arises from the criminal conviction of principals of the borrowers on the properties. One property is carried as a loan on the Bank's books at an approximate value of $500,000 while the second property is carried as real estate owned, also with an approximate value of $500,000. It is the Bank's position that it is a good faith holder for value and the Bank is opposing the government's attempt to forfeit the properties in disregard of the Bank's interest as mortgagee. The proceedings are in the preliminary stages. See "Asset Quality -- Asset Classification and Allowances for Losses."

     On or about January 18, 2000, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County entitled BBC Capital Market, Inc. v. Carver Bancorp, Inc., et al., C.A. No. 17743, naming the Holding Company, the individual defendants, Morgan Stanley and Provender as defendants. The complaint alleged, among other things, that plaintiff BBC is a 7.4% stockholder of the Holding Company and sought to challenge the Holding Company's issuance on January 11, 2000 of 40,000 shares of the Holding Company's Series A Preferred Stock to Morgan Stanley and 60,000 shares of the Holding Company's Series B Preferred Stock to Provender. The complaint further alleged, among other things, that: (i) the individual defendants approved the Transactions for the primary purpose of interfering with effective stockholder action at the Holding Company's annual meeting of stockholders on February 24, 2000 at which two director-defendants were up for re-election; (ii) Morgan Stanley sought to intimidate Plaintiff's representatives into dropping any challenge to the election of directors at the Holding Company and that the individual defendants conspired with Morgan Stanley in the alleged intimidation; and (iii) the Holding Company issued a false and misleading proxy statement in connection with the Annual Meeting by not disclosing, among other things, certain facts relating to Plaintiff's nomination of directors at the Annual Meeting and the circumstances surrounding the calling of the Annual Meeting. The complaint alleged four counts: (1) breach of fiduciary duty of loyalty against the individual defendants; (2) breach of fiduciary duty of disclosure against the individual defendants; (3) aiding and abetting breaches of fiduciary duty against Morgan Stanley and Provender; and (4) pursuant to 10 Del. C. sec. 6501, a determination that the individual defendants, Morgan Stanley and Provender, could not cast in excess of 10% of their collective vote at the Annual Meeting.

     The complaint sought, among other things: (1) an order preliminarily and permanently enjoining the Holding Company, the individual defendants and others from: (a) treating the stock issued to Morgan Stanley and Provender as validly issued for purposes of voting at the Annual Meeting: (b) taking any steps to solicit proxies in favor of the Holding Company's nominees at the Annual Meeting until such time that all alleged disclosure violations were cured; and (c) taking any action to obstruct a proxy solicitation by Plaintiff; (2) an order preliminarily and permanently enjoining Morgan Stanley, Provender and others from aiding and abetting the individual defendants' alleged breach of fiduciary duties and taking any action to obstruct a proxy solicitation by Plaintiff; (3) an order rescinding the Transactions; (4) a declaration that the defendants, Morgan Stanley and Provender, could not cast in excess of 10% of their collective vote at the Annual Meeting; and (5) an award to Plaintiff of the cost and disbursements of the action, including reasonable attorneys' fees and experts' fees. On or about January 29, 2000, defendants filed an answer denying the substantive allegations

                     CARVER BANCORP, INC. AND SUBSIDIARIES
of the complaint and seeking, among other things, an order dismissing the complaint in its entirety, with prejudice.

     On or about January 31, 2000, Plaintiff filed an amended complaint repeating the allegations in the original complaint and adding a count pursuant to 8 Del. C. sec. 220 seeking an order requiring the Holding Company to immediately produce all information requested in Plaintiff's letter demanding that the Holding Company produce certain information relating to the Holding Company's ESOP and 401(k) Savings Plan in RSI Retirement Trust. On or about February 22, 2000, defendants filed an answer denying the substantive allegations of the amended complaint and seeking, among other things, an order dismissing the complaint in its entirety, with prejudice.

     On or about January 18, 2000, Plaintiff also made a motion for a preliminary injunction to obtain the injunctive relief sought in the complaint and a motion for expedited proceedings to obtain discovery in support of its application for preliminary injunctive relief. The parties engaged in expedited discovery and the Court heard Plaintiff's motion for a preliminary injunction on February 16, 2000. On February 16, 2000, the Court denied Plaintiff's motion for a preliminary injunction in its entirety.

     On or about March 7, 2000, after the Holding Company's Inspector of Election declared that the Holding Company's nominees had defeated Plaintiff's nominees at the Annual Meeting, Plaintiff filed a second amended complaint which repeated the substantive allegations made in the complaint and the amended complaint and added certain additional allegations, including, among others: (i) further allegations that the Holding Company's proxy statement and related materials issued in connection with the Annual Meeting contained false and misleading statements; and (ii) allegations that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees. The second amended complaint alleged five counts: (1) breach of fiduciary duty against the individual defendants; (2) breach of fiduciary duty of disclosure against the individual defendants; (3) aiding and abetting breaches of fiduciary duty against Morgan Stanley and Provender, (4) pursuant to 10 Del. C. sec. 6501, a determination that the individual defendants, Morgan Stanley and Provender, could not cast in excess of 10% of their collective vote at the Annual Meeting; and (5) pursuant to 8 Del.
C. sec. 225, a determination that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees.

     The second amended complaint sought, among other things: (1) an order permanently enjoining the Holding Company, the individual defendants and others from treating any stock issued to Morgan Stanley and Provender as validly issued for purposes of voting; (2) an order rescinding the Transactions; (3) an order declaring that Plaintiff's nominees were elected as directors of the Holding Company at the Annual Meeting; (4) an award to Plaintiff of the cost and disbursements of the Action, including reasonable attorneys' fees and experts' fees; and (5) an award to Plaintiff of its costs and disbursements in the proxy contest, including legal fees, proxy solicitor fees, printing fees and the like. On or about March 27, 2000, defendants filed an answer denying the substantive allegations of the second amended complaint and seeking, among other things, an order dismissing the second amended complaint in its entirety, with prejudice.

     On or about March 2, 2000, Blaylock filed an application in the Court pursuant to section 8 Del. C. sec. 231(c). The Application alleged that Blaylock is a beneficial holder of approximately 100,000 shares of common stock of the Holding Company and that the Inspector of Election improperly declined to accept and count Blaylock's vote at the Annual Meeting. The Application sought, among other things, an order directing the Inspector of Election to accept and count Blaylock's votes at the Annual Meeting. On or about March 8, 2000, defendants filed an answer to the Application and took no position with respect to the relief sought in the Application.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

SUBSEQUENT EVENTS

     On or about April 6, 2000, Plaintiff filed a motion for partial summary judgment with respect to Count V in its second amended complaint seeking a determination that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees and an order declaring that Plaintiff's nominees had won the election at the Annual Meeting. On April 24, 2000, the Court granted the Partial Summary Judgment Motion and declared that the Inspector of Election improperly counted the votes attaching to the unallocated ESOP shares at the Annual Meeting. The effect of the Court's decision was Plaintiff's nominees, not the Holding Company's nominees, had won the election.

     By order dated April 20, 2000, the Application was consolidated with the Action and entitled In Re the Carver Bancorp, Inc., Cons. C.A. No. 17743. The issues in the Consolidated Action were scheduled to be tried before the Court beginning on May 15, 2000. The trial was expected to last between 5 and 10 days.

     On or about April 26, 2000, certain defendants filed motions in the Court seeking; (1) an order directing the entry of a final judgment on the Court's decision and order on the Partial Summary Judgment Motion or, in the alternative, an order certifying an appeal from the Court's interlocutory order on the Partial Summary Judgment Motion, and (2) to stay the proceedings in the Consolidated Action pending appeal of the Partial Summary Judgment Motion. On or about May 4, 2000, the Court denied these motions.

     On or about May 2, 2000, Plaintiff filed a motion for summary judgment with respect to the Application seeking, among other things, to dismiss the Application.

     On or about May 19, 2000, with the exception of Blaylock, the parties to the Consolidated Action entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement, among other things, the parties agreed that: (a) BBC's nominees at the Annual Meeting were appointed to the boards of directors of the Holding Company and Carver Federal effective May 19, 2000 for a term expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2002; (b) the Holding Company will hold the 2000 Annual Meeting on or before March 24, 2001; (c) in connection with the 2000 Annual Meeting, the Holding Company will ensure that a sufficient number of directors are made eligible for election to the board of directors of the Holding Company so that the sum of (i) the number two and (ii) the number of directorships up for election at the 2000 Annual Meeting will constitute a majority of the number of directors on the board of directors of the Holding Company as of the date of the 2000 Annual Meeting; (d) certain directors of the Holding Company agreed to pay and will cause their insurance carrier to pay $475,000 to BBC; (e) all claims concerning the subject matter of the Consolidated Action are mutually released and forever discharged; and (f) the parties would promptly execute and file a stipulation and order dismissing the Consolidated Action with respect to the parties to the Settlement Agreement.

     On or about May 22, 2000, the parties to the Settlement Agreement executed and filed with the Court a Stipulation and Order of Dismissal With Prejudice providing, among other things, that the Consolidated Action is dismissed with prejudice as to the parties to the Settlement Agreement. On May 24, 2000, the Stipulation was entered as an Order of the Court.

     In light of, among other things, the Settlement Agreement and Stipulation, Blaylock agreed to withdraw the Application with prejudice. Accordingly, by Order dated May 26, 2000, the Court dismissed the Application with prejudice.

NOTE 20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used by the Bank for the purpose of this disclosure. Estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each category

                     CARVER BANCORP, INC. AND SUBSIDIARIES
of financial instrument. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the Bank's financial instruments are set forth below:

CASH AND CASH EQUIVALENTS AND ACCRUED INTEREST RECEIVABLE

     The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value because they mature in three months or less.

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

COMMITMENTS

     The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2000 approximates the fees received. The fair value is not considered material.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

     The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2000 and 1999 are as follows:

                                                                    AT MARCH 31,
                                                  ------------------------------------------------
                                                           2000                      1999
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                         (IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.....................  $ 22,202     $ 22,202     $ 21,321     $ 21,321
  Securities available for sale.................  $ 24,952     $ 24,952     $ 29,918     $ 29,918
  Investment securities held to maturity........  $ 24,996     $ 24,309     $     --     $     --
  Mortgage backed securities....................  $ 54,229     $ 51,939     $ 66,584     $ 65,694
  Loans receivable..............................  $270,148     $254,439     $270,522     $272,711
  Accrued interest receivable...................  $  2,653     $  2,653     $  2,861     $  2,861
Financial Liabilities:
  Deposits......................................  $281,941     $279,773     $276,999     $276,999
  Securities sold under agreements to
     purchase...................................  $ 31,337     $ 31,337     $ 35,337     $ 35,337
  Advances from Federal Home Loan Bank of New
     York.......................................  $ 66,688     $ 66,688     $ 65,708     $ 65,708
  Other borrowed money..........................  $    553     $    553     $    993     $    993

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

                     CARVER BANCORP, INC. AND SUBSIDIARIES

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               YEAR ENDED MARCH 31, 2000(1)
                                                         ----------------------------------------
                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
                                                                      (IN THOUSANDS)
Interest income........................................  $6,865     $6,694     $6,960     $ 6,848
Interest expense.......................................  (3,580)    (3,563)    (3,500)     (3,366)
Net interest income....................................   3,285      3,131      3,460       3,482
Provision for loan losses..............................    (150)      (230)      (225)       (494)
Non-interest income....................................     475        513        539       1,012
Non-interest expense...................................  (2,824)    (3,155)    (3,202)     (6,642)
Income taxes...........................................                           (23)        (87)
                                                         ------     ------     ------     -------
Net income (loss)......................................  $  786     $  259     $  549     $(2,729)
                                                         ======     ======     ======     =======
Net income (loss) per common share.....................  $  .35     $  .11     $  .25     $ (1.23)
                                                         ======     ======     ======     =======

                                                               YEAR ENDED MARCH 31, 1999(1)
                                                         ----------------------------------------
                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
Interest income........................................  $7,585     $7,001     $ 6,931    $6,956
Interest expense.......................................  (3,887)    (3,633)     (3,523)   (3,772)
Net interest income....................................   3,698      3,368       3,408     3,184
Provision for loan losses..............................    (450)      (300)     (3,061)     (218)
Non-interest income....................................     575        572         347       888
Non-interest expense...................................  (3,269)    (3,337)     (8,270)   (3,089)
Income taxes (benefit).................................     236        110      (1,847)       --
                                                         ------     ------     -------    ------
Net income (loss)......................................  $  318     $  193     $(5,729)   $  765
                                                         ======     ======     =======    ======
Net income (loss) per common share.....................  $ 0.14     $ 0.09     $ (2.59)   $ 0.35
                                                         ======     ======     =======    ======

---------------
(1) Sum of four quarter results may not equal year-end results due to rounding.

NOTE 22.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not anticipated to have a material impact on the financial position or results of operations.

NOTE 23.  SUBSEQUENT EVENTS (UNAUDITED)

     On May 12, 2000, the Holding Company announced the completion of the sale of the Bank's branch office located in Roosevelt, New York (the "Branch"), to City National Bank of New York ("CNBNY"), an interim national bank formed by City National Bank of New Jersey ("CNBNJ") to acquire substantially all the assets of the Branch. CNBNY assumed approximately $8.5 million of deposit liabilities and acquired the related branch assets consisting of cash, fixed assets and loans secured by deposits. CNBNY paid a premium of $255,325, representing 3% of deposits. Immediately upon the consummation of the sale, CNBNY merged with and into CNBNJ.

                     CARVER BANCORP, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In December, 1999, Carver engaged KPMG LLP ("KPMG") as its independent auditors for the fiscal year ending March 31, 2000. Since November, 1995, Mitchell & Titus LLP ("Mitchell & Titus") has been Carver's independent auditor. The decision to change auditors was recommended by Carver's Audit Committee and was approved by Carver's Board of Directors based on a review by Carver of its accounting and tax service needs for future operations.

     The reports of Mitchell & Titus on Carver's consolidated financial statements for the fiscal years ended March 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with Carver's audits of consolidated financial statements for each of the two fiscal years ended March 31, 1999 and 1998, there were no disagreements with Mitchell & Titus on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Mitchell & Titus would have caused Mitchell & Titus to make reference to the matter in their report.

     In connection with the audits of Carver's consolidated financial statements for each of the two fiscal years ended March 31, 1999 and 1998;

          (a) Mitchell & Titus did not advise Carver that the internal controls necessary for Carver to develop reliable financial statements do not exist;

          (b) Mitchell & Titus did not advise Carver that information had come to the attention of Mitchell & Titus that had led it to no longer be able to rely on Carver's management representations, or that had made Mitchell & Titus unwilling to be associated with the financial statements prepared by Carver's management;

          (c) Mitchell & Titus did not advise Carver that Mitchell & Titus would need to expand significantly the scope of its audit, or that information had come to the attention of Mitchell & Titus during such time period that if further investigated may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) cause Mitchell & Titus to be unwilling to rely on Carver's management representations or be associated with Carver's consolidated financial statements; and

          (d) Mitchell & Titus did not advise Carver that information had come to the attention of Mitchell & Titus of the type described in subparagraph
     (c) above, the issue not being resolved to the satisfaction of Mitchell & Titus prior to its dismissal.

     The Company provided Mitchell & Titus with a copy of report Form 8-K and received from Mitchell & Titus a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made therein.

     Effective as of December 14, 1999, Carver has entered into an agreement with KPMG that provides for, among other things, the engagement of KPMG as the independent accounting firm that will audit the financial statements of Carver for the fiscal year ending March 31, 2000 and 2001;

     During Carver's fiscal years ended March 31, 1999 and 1998 and the subsequent period prior to engaging KPMG, Carver (or anyone on Carver's behalf) did not consult KPMG regarding:

          (1) Either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Carver's financial statements; and as such no written report was provided to Carver and no oral advice was provided that the new accountant concluded was an important factor considered by Carver in reaching a decision as to any accounting, auditing or financial reporting issue; or

          (2) Any matter that was either the subject of disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION WITH RESPECT TO DIRECTORS

     The following table sets forth certain information with respect to each director of the Holding Company. Pursuant to the terms of a Securities Purchase Agreement relating to the issuance of the Holding Company's Series B Preferred Stock to Provender, Mr. Frederick O. Terrell was appointed to the Boards of the Holding Company and the Bank for a term expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2001. Pursuant to the terms of the Settlement Agreement, Mr. Kevin Cohee and Ms. Teri Williams were appointed to the Boards of the Holding Company and the Bank for terms expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2002. There are no other arrangements or understandings between the Holding Company and any director pursuant to which such other person was elected to be a director of the Holding Company.

                                                END OF      POSITION HELD WITH THE
NAME                                  AGE(1)     TERM        COMPANY AND THE BANK       DIRECTOR SINCE
----                                  ------    ------    --------------------------    --------------
Deborah C. Wright...................    42       2001     President, Chief Executive         1999
                                                            Officer and Director
Robert J. Franz.....................    62       2000     Director                           1997
Pazel G. Jackson, Jr................    65       2001     Director                           1997
Frederick O. Terrell................    46       2001     Director                           2000
Kevin Cohee.........................    43       2002     Director                           2000
Teri Williams.......................    42       2002     Director                           2000

---------------
(1) As of April 30, 2000.

     The principal occupation and business experience of each director is set forth below.

     Deborah C. Wright is currently President, Chief Executive Officer and Director of the Holding Company and the Bank, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named to the New York City Housing Authority Board, by Mayor David N. Dinkins, which manages New York City's 189,000 public housing units. She serves on the boards of the Empire State Department Corporation, the Initiative for a Competitive Inner City, The New York City Partnership, Inc., PENCIL, Inc. and the Ministers and Missionaries Benefit Board of the American Baptist Churches. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

     Robert J. Franz is a retired Senior Vice President of Booz-Allen & Hamilton, Inc. and former head of the firm's financial industries information technology practice. His entire business career has been focused on the financial services industries in technology and operations consulting, technology management and financial management. He began his business career at The Travelers Corporation where he managed the implementation of one of the first large-scale on-line computer systems in the country. Subsequently, he founded and managed their Corporate Systems Department. Mr. Franz spent twelve years at Arthur Andersen & Co. in New York where he was partner-in-charge of their worldwide capital markets and insurance consulting practices. He also was a member of their global management team for the banking industries. Subsequently, he was Managing Director at Morgan Stanley where he was Controller and Director of Financial Planning and Analysis.

     Pazel G. Jackson, Jr. is currently employed as a Senior Vice President in the Community Development Group of Chase Manhattan Bank. Since January, 1995, Mr. Jackson has been responsible for new business development in targeted markets throughout the United States. Mr. Jackson is also responsible for assisting the Chase Manhattan Mortgage Corporation's staff in the development and implementation of a national low and moderate income outreach program. Prior to joining Chase Manhattan Bank, Mr. Jackson served as the Senior Credit Officer of the Residential Mortgage Division of Chemical Bank. As Senior Credit Officer, Mr. Jackson was directly responsible for Credit and Risk Management which included oversight of the following areas: credit policy, underwriting, appraisals, quality control, portfolio administration, asset recovery (workouts), post-closing operations and supervision of the Affordable Housing Unit. Mr. Jackson's previous business experience also includes employment as a Senior Vice President in charge of Commercial and Residential Lending at The Bowery Savings Bank. Mr. Jackson joined The Bowery in 1969 and held various positions at this financial savings institution including, Senior Vice President, Assistant to the Chairman (1985-1986); Senior Vice President, Division Head, Real Estate Finance (1981-1985); Senior Vice President, Marketing Director (1977-1981); and Vice President, Asset Recovery (1973-1977). Mr. Jackson also served as Assistant Commissioner, New York City Department of Buildings (1967-1968) and as Chief of Engineering Design for the 1964-1965 New York World's Fair Corporation (1962-1966).

     Frederick O. Terrell is currently Managing Partner and Chief Executive Officer of Provender Capital Group, LLC, a private equity investment firm based in New York and Los Angeles. Prior to forming Provender in 1997, Mr. Terrell was a Managing Director and Partner with the international investment banking firm of Credit Suisse First Boston, beginning his association with the firm in 1983. In addition to Carver, he is a member of the Boards of Vanguarde Media, Inc., a major urban publishing and Internet content platform, PacPizza, the nation's second largest Pizza Hut franchisee, and the Yale School of Management. Mr. Terrell received his B.A. degree from La Verne College, an M.A. from Occidental College and his MBA from the Yale School of Management.

     Teri Williams is currently employed as a Senior Vice President of Boston Bank of Commerce. Ms. Williams is also a board member of the Boston Bank of Commerce. Ms. Williams began her business career over 17 years ago at American Express TRS Company where she became one of the youngest vice presidents in the company's history. Ms. Williams is very involved in community projects including Vice Chairperson of Dimock Community Health Center, Treasurer of UNICEF/New England and on the Board of Overseers for WGBH (public tv). Ms. Williams holds a B.A. with distinctions in economics from Brown University and an M.B.A. with honors from Harvard Graduate School of Business Administration.

     Kevin Cohee is currently Chairman and Chief Executive Officer of Boston Bank of Commerce. Mr. Cohee is also a board member of the Boston Bank of Commerce. Mr. Cohee has an extensive background as an executive and an entrepreneur. In 1979, he founded a consulting firm that specialized in the acquisition of radio and television stations by minorities. By 1988, through a leverage buyout, Mr. Cohee obtained Military Professional Services, Inc., a 29 year old company that marketed Visa and Master Card credit cards to military personnel. Mr. Cohee purchased a majority controlled interest in Boston Bank of Commerce in 1995. Mr. Cohee holds a B.A. and M.B.A. from the University of Wisconsin and a J.D. from Harvard Law School.

RECENT DEVELOPMENTS

     As previously announced by the Company in a press release issued on May 25, 2000 (the "May Release"), Messrs. Robert Holland, Jr. and Strauss Zelnick have agreed to join the Boards of the Holding Company and Carver Federal. Each of Messrs. Holland and Zelnick will commence his service as a director on July 18, 2000, the date of the next regularly scheduled meeting of the Boards of the Holding Company and Carver Federal.

     Mr. Holland is Chairman and Chief Executive Officer of Workplace Integrators, a Southeast Michigan company he acquired in June 1997 and has since built into one of the largest Steelcase Office Furniture dealerships in the United States. Mr. Holland is the former President and Chief Executive Officer of Ben & Jerry's and previously served as the Chairman and Chief Executive Officer of Rokher-J, Inc., a New York-based holding company participating in business development projects and providing strategy development assistance to senior management of major corporations. Prior to these positions, Mr. Holland was a long-standing partner with McKinsey & Company. Mr. Holland is a member of the Boards of The MONY Group, AC Nielsen Corporation, Lexmark International, Inc., Tricon Restaurants, Inc., Trumark, Inc., and Mazaruni Granite Products. He spent ten years as the Chairman of the Board of Trustees of Spelman College, where he currently serves as Vice Chairman, and is a member of the Board of the Harlem Junior Tennis Program and the Executive Board of the Harvard Journal of African-American Public Policy.

     Mr. Zelnick is President and Chief Executive Officer of BMG Entertainment, a $4.7 billion music and entertainment unit of Bertelsmann A.G. BMG Entertainment includes the record labels Arista, RCA, Windham Hill and Ariola, among many others, as well as one of the largest music publishing companies in the world, the world's largest record club and significant online activities, including a joint partnership in GetMusic, which promotes artists and sells their music over the Internet. Mr. Zelnick has spent his career in the entertainment industry and has a broad background in managing and developing creative organizations, including businesses in film, television, video and multimedia. Before joining BMG, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a leading producer and distributor of interactive entertainment software. Prior to that, he worked for four years as President and Chief Operating Officer of 20th Century Fox. He spent three years at Vestron Inc. as a senior executive, becoming President and Chief Operating Officer. Mr. Zelnick also served as Vice President, International Television for Columbia Pictures. Mr. Zelnick's educational board memberships include Wesleyan University and Pencil Inc. He also serves on the board of several other charitable, corporate and entertainment organizations. Mr. Zelnick holds a J.D. and an M.B.A. from Harvard University and a B.A. from Wesleyan University.

     Also announced in the May Release were the resignations of Messrs. David N. Dinkins and David R. Jones, both effective May 25, 2000, and the retirement of Mr. Herman Johnson, effective May 19, 2000.

INFORMATION WITH RESPECT TO OFFICERS

     The following table sets forth certain information with respect to each officer of the Holding Company. There are no arrangements or understandings between the Holding Company and any officer pursuant to which such person was selected to be a officer of the Holding Company.

                                  END OF           POSITION HELD WITH THE
NAME                     AGE(1)    TERM             COMPANY AND THE BANK            OFFICER SINCE(2)
----                     ------   ------           ----------------------           ----------------
Deborah C. Wright......    42              President, Chief Executive Officer and         1999
                                           Director
Walter T. Bond.........    42              Senior Vice President and Special              1993
                                           Assistant to the President and Chief
                                           Executive Officer
James Boyle............    50              Senior Vice President and Chief
                                           Financial Officer
Anthony M. Galleno.....    58              Vice President and Controller                  1998
Margaret D. Peterson...    50              Senior Vice President and Chief                1999
                                           Administrative Officer
J. Kevin Ryan..........    50              Senior Vice President and Chief Lending        2000
                                           Officer
Judith Taylor..........    57              Acting Senior Vice President and Chief         1999
                                           of Retail Banking

---------------
(1) As of April 30, 2000.

(2) Includes terms as officers of the Bank prior to the incorporation of the Holding Company in 1996.

     The principal occupation and business experience of each officer is set forth below.

     Walter T. Bond is Senior Vice President and Special Assistant to the President and Chief Executive Officer. Mr. Bond is also a member of the Bank's Investment Committee. Mr. Bond joined the Bank in February 1993, as Assistant Vice President, Mortgage Lender. Mr. Bond is a member of the New York Society of Securities Analyst and the Financial Managers Society.

     James Boyle is Senior Vice President and Chief Financial Officer. Mr. Boyle, whose experience as a finance professional spans more than 28 years, was formerly Senior Vice President and Chief Financial Officer of Broad National Bank, which was recently acquired by Independence Community Bank. During his career, he has managed reporting, budgeting, taxes and investment management. At Broad National Bank, Mr. Boyle was instrumental in reducing the bank's efficiency ratio, strengthening accounting controls and procedures, and developing a budget system and managerial reports to clearly define profit and expense goals and ensure accountability. He was instrumental in helping Broad National return to profitable operations and in raising new capital, after it suffered loan losses in the early 1990's. Mr. Boyle has also held senior level financial positions at National Westminister Bancorp NJ and First Jersey National Bank. He began his career at Peat, Marwick, Mitchell & Company.

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

     Margaret D. Peterson is Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities, Vendor Management and other support activities. Ms. Peterson joined Carver Federal in November 1999. Ms. Peterson came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, Ms. Peterson was a Vice President and Senior HR Generalist for Citibank Global Asset Management. Besides her 11 years in Human Resources, Ms. Peterson has 10 years of Systems and Technology experience from various positions held at JP Morgan and Chase. Ms. Peterson earned a B.S. from Pace University, a M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association.

     J. Kevin Ryan is Senior Vice President and Chief Lending Officer. Mr. Ryan joined Carver Federal in June 2000 and has over 20 years' experience in real estate and lending. Prior to joining Carver, Mr. Ryan served as Vice President-Team Leader for Commercial Real Estate at Greenpoint Mortgage Funding Co., where he was employed since 1996. From 1985 through 1996, Mr. Ryan served as President of a commercial and residential real estate appraisal company, which he founded in New York City. Mr. Ryan also served in various positions at Dime Savings Bank of NY from 1977 to 1985, including Vice President, and as an Adjunct Professor of Management & Economics at St. John's University from 1981-1984. He also is a member of the Queens County Board of Habitat for Humanity. Mr. Ryan received a BBA in Management from Hofstra University and an MBA in Finance from Fordham University.

     Judith Taylor is Acting Senior Vice President and Chief of Retail Banking. Ms. Taylor joined Carver Federal in November 1999. Ms. Taylor was most recently with The Resolution Trust Corporation, where she served as CEO of four savings and loan associations. Prior to joining the Resolution Trust Corporation, Ms. Taylor was a Vice President at Chemical Bank. She brings over 30 years of experience to Carver.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Holding Company's directors and certain officers and persons who own more than ten percent of a registered class of the Holding Company's equity securities to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Holding Company with copies of all Section 16(a) forms they file.

     Based solely on a review of copies of such reports of ownership furnished to the Holding Company, or written representations that no forms were necessary, the Holding Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent shareholders of the

Company were complied with, except for the late filing with the SEC of one Form 3 "Initial Statement of Beneficial Ownership of Securities" by James Boyle upon first becoming an executive officer of the Holding Company, the late filing of a Form 5 "Annual Statement of Changes in Beneficial Ownership" by Herman Johnson a former director, reporting two transactions involving the disposition of 1398 shares of Common Stock, and the late filing of a Form 5 "Annual Statement of Beneficial Ownership of Securities" by Walter T. Bond, reporting the late filing of the disposition of 354 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth cash and noncash compensation for the fiscal year ended March 31, 2000 awarded to or earned by the Holding Company's Chief Executive Officer and by each other executive officer whose compensation exceeded $100,000 for services rendered in all capacities to the Holding Company and the Bank during the fiscal year ended March 31, 2000 ("Named Executive Officers"). No other officers received total compensation in excess of $100,000 in the fiscal year ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                          ---------------------------------------------
                                           ANNUAL COMPENSATION                   AWARDS                 PAYOUTS
                                  -------------------------------------   --------------------   ----------------------
                                                              OTHER       RESTRICTED
                                                              ANNUAL        STOCK                 LTIP      ALL OTHER
NAME AND                FISCAL    SALARY                   COMPENSATION     AWARDS     OPTIONS   PAYOUTS   COMPENSATION
PRINCIPAL POSITIONS     YEAR(1)     ($)     BONUS ($)(2)      ($)(3)      ($)(3)(4)      (#)       ($)         ($)
-------------------     -------   -------   ------------   ------------   ----------   -------   -------   ------------
Deborah C. Wright.....     2000   201,558        --             --        $60,937.50     --        --           --
President and Chief
Executive Officer
Judith Taylor.........     2000   106,309        --             --                --     --        --           --
Acting Senior Vice
President and Chief of
Retail Banking

---------------
(1) Information is provided for fiscal year ended March 31, 2000 only, as Ms. Wright and Ms. Taylor were not providing services to the Holding Company in the fiscal years ended March 31, 1999 and 1998.

(2) Does not include perquisites and other personal benefits the value of which did not exceed the lesser of $50,000 or 10% of salary and bonus.

(3) Pursuant to her employment agreement, an award of 7,500 shares of restricted stock was made to Ms. Wright as of June 1, 1999, which vest in equal installments over a three-year period. The dollar amount in the table for this award is based on the closing price of $8.125 per share of Common Stock on June 1, 1999, the award date, as reported on the Nasdaq Stock Market. When shares become vested and are distributed, the recipient also receives an amount equal to accumulated dividends and earnings thereon, if any.

EMPLOYEE BENEFIT PLANS

     Management Recognition Plan. The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.

     Incentive Compensation Plan. The Incentive Compensation Plan provides incentive compensation to certain eligible employees in the form of bonuses, stock options and restricted stock. For each fiscal year, eligible employees will receive a bonus equal to 4% of such employee's compensation, multiplied by the lesser of 8 and the "Multiplier." In addition, each such employee may receive a restricted stock award of shares having a market value equal to 30% of the employee's bonus and an option to purchase 4 times the number of shares of restricted stock awarded to such employee.

     Option Plan. The Option Plan provides for automatic option grants to certain employees as of September 12, 1995. In addition, the Option Plan provides for additional discretionary option grants to those employees selected by the committee established to administer the Option Plan with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. Options granted under the Option Plan generally vest in three to five equal annual installments commencing on the first anniversary of the effective date of the grant, provided the recipient is still an employee of the Holding Company or the Bank on such date. Upon death or disability, all options previously granted automatically become exercisable.

     The following table provides certain information with respect to the options and SARs granted to Ms. Wright and Ms. Taylor during the fiscal year ended March 31, 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE
--------------------------------------------------------------------------------------------     VALUE AT ASSUMED
                                                PERCENT OF                                        ANNUAL RATES OF
                             NUMBER OF            TOTAL                                             STOCK PRICE
                            SECURITIES           OPTIONS/                                        APPRECIATION FOR
                            UNDERLYING         SARS GRANTED    EXERCISE OF                          OPTION TERM
                            OPTION/SARS        TO EMPLOYEES    BASE PRICE                      ---------------------
NAME                        GRANTED (#)       IN FISCAL YEAR     ($/SH)      EXPIRATION DATE    5% ($)      10% ($)
----                    -------------------   --------------   -----------   ---------------   ---------   ---------
Deborah C.
  Wright(1)...........        30,000                100%         $8.125          6/01/09        153,243     388,475
Judith Taylor.........            --                 --              --               --             --          --

---------------
(1) Pursuant to the terms of Ms. Wright's employment agreement, options for 15,000 shares were immediately exercisable upon grant. Options for the remaining 15,000 shares under the award become exercisable in three equal annual installments commencing as of the first anniversary of the date of grant and on each of the next two anniversary dates thereof, provided Ms. Wright remains in employment as of the applicable anniversary date.

     The following table provides certain information with respect to the number of shares of Common Stock acquired through the exercise of, or represented by, outstanding stock options held by Ms. Wright and Ms. Taylor on March 31, 2000. Also reported is the value for any "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of Common Stock, which was $8.75 per share.

                       FISCAL YEAR END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED           IN-THE-MONEY
                                   SHARES         VALUE       OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT FISCAL
                                 ACQUIRED ON   REALIZED ON         YEAR-END (1)                YEAR-END (1)
                                  EXERCISE      EXERCISE                (#)                         ($)
NAME                                 (#)           ($)       EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                             -----------   -----------   -------------------------   -------------------------
Deborah C. Wright..............      --            --              15,000/15,000                    --
Judith Taylor..................      --            --                         --                    --

---------------
(1) Ms. Wright held no options that were "in-the-money" as of March 31, 2000.

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

                                 YEARS OF CREDITED SERVICE
                    ----------------------------------------------------
FINAL EARNINGS(1)      15         20         25         30         35
-----------------   --------   --------   --------   --------   --------
    $100,000        $ 50,000   $ 50,000   $ 50,000   $ 50,000   $ 50,000
     150,000          75,000     75,000     75,000     75,000     75,000
     200,000(2)      100,000    100,000    100,000    100,000    100,000
     250,000(2)      125,000    125,000    125,000    125,000    125,000

---------------
(1) Final earnings equal the average of the participant's highest three consecutive calendar years of taxable compensation during the last 10 full calendar years of employment prior to termination, or the average of the Participant's annual compensation over his or her total service, if less.

(2) Under Section 401(a)(17) of the Code, a participant's compensation in excess of $170,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining final earnings. The amounts shown in the table include the supplemental retirement benefits payable to Ms. Wright under her employment agreement to compensate for the limitation on includible compensation.

EMPLOYMENT AGREEMENTS AND SEVERANCE PROVISIONS

     Employment Agreement with Deborah C. Wright. As of June 1, 1999, both the Holding Company and the Bank entered into employment agreements to secure the services of Deborah C. Wright as President and Chief Executive Officer of the Holding Company and the Bank. The employment agreement with the Holding Company is intended to set forth the aggregate compensation and benefits payable to Ms. Wright for all services rendered to the Holding Company and any of its subsidiaries, including the Bank, and to the extent that payments under the Holding Company's employment agreement and the Bank's employment agreement are duplicative, payments due under the Holding Company's employment agreement would be offset by amounts actually paid by the Bank for services rendered to it. Both employment agreements provide for an initial term of three years beginning June 1, 1999. Prior to the second anniversary date of the agreements, and each anniversary date thereafter, the term of the agreements may be extended an additional year after a review by the Board of the Bank and the Holding Company of Ms. Wright's performance. Unless the Board or Ms. Wright determines not to extend the agreements, in general the remaining term of the agreements will not exceed two years.

     The employment agreements provide for an annual base salary of $235,000 which will be reviewed annually by the Board. Under the agreements, as of June 1, 1999, Ms. Wright is entitled to a restricted stock award of 7,500 shares of Common Stock, which will vest in equal installments over a three year period, and the grant of an option to purchase 30,000 shares of Common Stock, 50% of which is immediately exercisable and 50% of which will become exercisable in equal installments over a three year period. In addition, the employment agreements provide for an annual incentive payment based on the achievement of certain performance goals, future grant of stock awards, a supplemental retirement benefit, additional life insurance protection and participation in the various employee benefit plans maintained by the Holding Company and the Bank from time to time. The agreements also provide customary corporate indemnification and errors and omissions insurance coverage throughout the term of the agreements and for six years thereafter.

     The Bank or the Holding Company may terminate Ms. Wright's employment at any time for cause as defined in the employment agreements. In the event the Bank or the Holding Company terminates Ms. Wright's employment for reasons other than for cause, she would be entitled to a severance benefit equal in value to the cash compensation, retirement and other fringe benefits she would have earned had she remained employed for the remaining term of the agreements. The same severance benefits would be available if Ms. Wright resigns during the term of the employment agreements following: a loss of title, office or membership on the Board; a material reduction in her duties, functions or responsibilities; involuntary relocation of her principal place of employment by over 30 miles from its location as of June 1, 1999; other material breach of contract by the Holding Company or the Bank that is not cured within 30 days; or a change in control. In the event of a change in control, the remaining term of Ms. Wright's Agreement with the Holding Company at any point in time will be three years unless written notice of non-renewal is given by the Board or Ms. Wright.

     A portion of the severance benefits payable to Ms. Wright under the employment agreements in the event of a change in control might constitute "excess parachute payments" current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. In the event that any amounts paid to Ms. Wright following a change of control would constitute "excess parachute payments", the employment agreement with the Holding Company provides that she will be indemnified for any excise taxes imposed due to such excess parachute payments, and any additional income and employment taxes imposed as a result of such indemnification of excise taxes. Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Holding Company or the Bank.

DIRECTORS' COMPENSATION

     Directors' Fees. The Bank's directors, other than the Chief Executive Officer, receive $600 per meeting attended of the Bank's Board of Directors, except that the Chairman receives a fee of $850 per meeting. In addition, the Chairman of the Board receives a quarterly retainer fee of $1,000. Fees for executive committee meetings are $700 per meeting and $475 for all other committee meetings. Ms. Wright does not receive fees for her attendance at meetings of either the Holding Company's or Bank's Board of or their respective committees. Directors of the Bank also serve as directors of the Holding Company, but do not receive additional fees for service as directors of the Holding Company.

     Option Plan. The Holding Company maintains the Option Plan for the benefit of its directors and certain key employees. Any individual who becomes an outside director following the effective date of the Option Plan will be granted options to purchase 1,000 shares of Common Stock with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. Options granted under the Option Plan generally vest in five equal annual installments commencing on the first anniversary of the effective date of the grant, provided the recipient is still a director of the Holding Company or the Bank on such date. In September, 1997, the Option Plan was amended to provide the Committee with discretion to grant stock options that will vest and become exercisable pursuant to a vesting schedule that differs from the Option Plan's standard five-year schedule. The Option Plan continues to provide that upon the death or disability of an option holder, all options previously granted to such individual will automatically become exercisable.

     Management Recognition Plan. The Holding Company maintains the MRP for the benefit of its directors and certain key employees. Any individual who becomes an outside director following the effective date of the MRP will be granted 1,000 shares of restricted stock. Awards granted under the MRP will generally vest in five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still a director of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. The MRP was also amended in September, 1997, to permit the Committee, in its discretion, to grant restricted stock awards with vesting schedules that differ from the Plan's standard five-year schedule.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock or Preferred Stock on May 31, 2000, as disclosed in certain reports regarding such ownership filed by such persons, with the Holding Company or the SEC in accordance with Section 13 of the Exchange Act. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that beneficially owns more than 5% of the outstanding shares of Common Stock as of May 31, 2000. For purposes of the table set forth below and the table set forth under "-- Stock Ownership of Management," an individual is considered to "beneficially own" any securities (a) over which such individual exercises sole or shared voting or investment power, or (b) of which such individual has the right to acquire beneficial ownership, including the right to acquire beneficial ownership by the exercise of stock options within 60 days after May 31, 2000. As used herein, "voting power" includes the power to vote, or direct the voting of, such securities, and "investment power" includes the power to dispose of, or direct the disposition of, such securities.

                                                                       AMOUNT AND      PERCENT OF
                                                                       NATURE OF       SHARES OF
                                          NAME AND ADDRESS             BENEFICIAL    CLASS OF STOCK
TITLE OF CLASSES                         OF BENEFICIAL OWNER           OWNERSHIP     OUTSTANDING(1)
----------------                  ---------------------------------    ----------    --------------
Common Stock....................
                                  EQSF Advisers, Inc.                   218,500(2)         9.44%
                                  767 Third Avenue
                                  New York, NY 10017
Common Stock....................
                                  Carver Bancorp, Inc.                  166,656(3)         7.20%
                                  Employee Stock Ownership Plan
                                  Trust (the "ESOP Trust")
                                  75 West 125th Street
                                  New York, NY 10027
Common Stock....................
                                  Koch Asset Management, L.L.C          222,550(4)         9.64%
                                  1293 Mason Road
                                  Town & Country, MO 63131
Common Stock....................
                                  BBC Capital Market, Inc.              170,700(5)         7.38%
                                  133 Federal Street
                                  Boston, MA 02110
Series A........................
                                  Morgan Stanley & Co. Incorporated      40,000(6)       100.00%
Preferred Stock
                                  1585 Broadway
                                  New York, New York 10036
Series B........................
                                  Provender Opportunities Fund L.P.      60,000(7)       100.00%
Preferred Stock
                                  17 State Street
                                  New York, NY 10004

---------------
(1) The total number of shares of Common Stock outstanding on May 31, 2000 was 2,314,275 shares.

(2) Based on a Schedule 13G, dated February 14, 2000, and filed with the SEC jointly by EQSF Advisers, Inc. ("EQSF") and Martin J. Whitman, the Chief Executive Officer and controlling person of EQSF. EQSF beneficially owns 218,500 shares of Common Stock. Mr. Whitman disclaims beneficial ownership of such stock. Third Avenue Value Fund, Inc., an investment Company registered under the Investment Company Act of 1940, has the right to receive dividends with respect to, and proceeds from the sale of, such shares. EQSF has sole voting and dispositive power over such shares.

(3) Based on a Schedule 13G, dated February 14, 2000, and filed with the SEC by the Carver Bancorp, Inc. ESOP Committee (the "Administrative Committee"). The Administrative Committee established to administer the ESOP consists of officers of the Bank. The ESOP's assets are held in the ESOP Trust, for which HSBC Bank USA serves as trustee (the "ESOP Trustee"). The Administrative Committee instructs the ESOP Trustee regarding the investment of funds contributed to the ESOP. Common Stock purchased by the ESOP Trust is held in a suspense account and allocated to participants' accounts annually based on contributions made to the ESOP by the Bank. Shares released from the suspense account are allocated among participants in proportion to their compensation, as defined in the ESOP, for the year the contributions are made, up to the limits permitted under the Code. The ESOP Trustee must vote all allocated shares held in the ESOP Trust in accordance with the instructions of participants. As of December 31, 1999, a total of 101,461 shares had been allocated, but not distributed, to participants. Under the ESOP, unallocated shares or shares for which no voting instructions have been received will be voted by the ESOP Trustee in the same proportion as allocated shares with respect to which the ESOP Trustee receives instructions. In the absence of any voting instructions with respect to allocated shares, the Board, on behalf of the Holding Company, directs the voting of all shares of unallocated stock, or in the absence of such directions from the Board, the ESOP Trustee has sole discretion with respect to the voting of such shares. Each member of the Board disclaims beneficial ownership of the shares held in the ESOP Trust.

(4) Based on a Schedule 13G, dated February 25, 1999, as subsequently amended and filed with the SEC jointly by Koch Asset Management, L.L.C. ("KAM") and Donald Leigh Koch, the sole Managing Member of KAM. KAM is a registered investment adviser which furnishes investment advice to individual clients by exercising trading authority over securities held in accounts on behalf of such clients (collectively, the "Managed Portfolios"). In its role as an investment adviser to its clients, KAM has sole dispositive power over the Managed Portfolios and may be deemed to be the beneficial owner of shares of Common Stock held by such Managed Portfolios. However, KAM does not have the right to vote or to receive dividends from, or proceeds from the sale of, the Common Stock held in such Managed Portfolios and disclaims any ownership associated with such rights. Mr. Koch may be deemed to have the power to exercise any dispositive power that KAM may have with respect to the Common Stock held by the Managed Portfolios. Mr. Koch, individually, owns and holds voting power with respect to Managed Portfolios containing approximately 44,400 shares of Common Stock, or an aggregate of approximately 1.9% of the total number of outstanding shares of Common Stock (the "Koch shares"). Other than with respect to the Koch shares, all shares reported in the
    Schedule 13G have been acquired by Koch Asset Management, L.L.C., and Mr. Koch does not have beneficial ownership, voting rights, rights to dividends, or rights to sale proceeds associated with such shares.

(5) Based on a Schedule 13D, dated April 2, 1999, as subsequently amended and filed with the SEC jointly by BBOC and BBC. Kevin Cohee, the Chairman, President and Chief Executive Officer of BBOC, and Teri Williams, the Senior Vice President-Marketing/Human Resources of BBOC, collectively own as joint tenants 66.6% of the outstanding common stock of BBOC. Mr. Cohee and Ms. Williams disclaim beneficial ownership of the Common Stock owned beneficially by BBOC or BBC Capital. BBOC and BBC Capital have sole voting and sole dispositive power over all of the shares of Common Stock shown.

(6) Morgan Stanley holds 40,000 shares of the Holding Company's Series A Preferred Stock, which Carver issued on January 11, 1999 through a private placement. The Series A Preferred Stock accrues annual dividends at $1.96875 per share. Dividends are payable semi-annually commencing on June 15 and December 15 of each year. Each share of Series A Preferred Stock was purchased for $25.00 and is convertible at the option of the holder at any time into 2.083 shares of the Holding Company's Common Stock, subject to certain antidilution adjustments. The Holding Company may redeem the Series A Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of the Holding Company, whether voluntary or involuntary, the holders of the shares of Series A Preferred Stock shall be entitled to receive $25 per share of Series A Preferred Stock plus all dividends accrued and unpaid thereon. Morgan Stanley is deemed to have beneficial ownership of 83,333 shares of the Holding Company's Common Stock since it may elect to convert the Series A Preferred Stock at any time. Pursuant to a Securities Purchase Agreement, dated January 11, 2000, among Morgan Stanley,

Provender (as defined below) and the Holding Company, Morgan Stanley has agreed not to grant any proxies with respect to the Series A Preferred Stock or any Common Stock of the Holding Company other than as recommended by the Holding
     Company's Board of Directors without first obtaining the Holding Company's prior consent.

(7) Provender holds 60,000 shares of the Holding Company's Series B Preferred Stock, which the Holding Company issued on January 11, 1999 through a private placement. The Series B Preferred Stock accrues annual dividends at $1.96875 per share. Dividends are payable semi-annually commencing on June 15 and December 15 of each year. Each share of Series B Preferred Stock was purchased for $25.00 and is convertible at the option of the holder at any time into 2.083 shares of the Holding Company's Common Stock, subject to certain antidilution adjustments. The Holding Company may redeem the Series B Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of the Holding Company, whether voluntary or involuntary, the holders of the shares of Series B Preferred Stock shall be entitled to receive $25 per share of Series B Preferred Stock plus all dividends accrued and unpaid thereon. Provender is deemed to have beneficial ownership of 125,000 shares of the Holding Company's Common Stock since it may elect to convert the Series B Preferred Stock at any time. Pursuant to a Securities Purchase Agreement, dated January 11, 2000, among Morgan Stanley, Provender and the Holding Company, Provender has agreed not to grant any proxies with respect to the Series B Preferred Stock or any Common Stock of the Holding Company other than as recommended by the Holding Company's Board without first obtaining the Holding Company's prior consent.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information, determined as of May 31, 2000, as to the total number of shares of Common Stock beneficially owned by each director and each Named Executive Officer, as defined herein, identified in the Summary Compensation Table, appearing elsewhere herein, and all directors and executive officers of the Holding Company or the Bank as a group. Ownership information is based upon information furnished by the respective individuals. Except as otherwise indicated, each person and the group shown in the table has sole voting and investment power with respect to the shares indicated.

                                                                      AMOUNT AND         PERCENT OF
                                                                       NATURE OF           COMMON
                                                                      BENEFICIAL           STOCK
NAME                                           TITLE                OWNERSHIP(1)(2)    OUTSTANDING(3)
----                               -----------------------------    ---------------    --------------
Deborah C. Wright(4).............  President and Chief Executive         25,800                  *
                                   Officer, Director
Robert J. Franz..................  Director                               2,700                  *
Pazel G. Jackson, Jr.............  Director                               1,500                  *
Frederick O. Terrell(5)..........  Director                             125,000               5.40%
Kevin Cohee(6)...................  Director                             170,700               7.38%
Teri Williams(7).................  Director                             170,700               7.38%
All directors, former directors and executive officers as a
  group (13 persons)(8)(9)(10)(11)..............................        474,567              20.51%

---------------
  *  Less than 1% of outstanding Common Stock.

 (1) Includes 20,000, 400 and 400 shares which may be acquired by Ms. Wright and Messrs. Franz and Jackson, respectively, pursuant to options granted under the Carver Bancorp, Inc. 1995 Stock Option Plan (the "Option Plan").

 (2) Excludes 5,000, 600 and 600 shares of restricted stock granted to Ms. Wright and Messrs. Franz and Jackson, respectively, pursuant to the Carver Bancorp, Inc. Management Recognition Plan (the "MRP") and/or the Incentive Compensation Plan with respect to which such individuals have neither voting nor dispositive power.

 (3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,314,275 shares of Common Stock, the total number of shares of the Holding Company's Common

     Stock outstanding as of May 31, 2000, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after May 31, 2000, by the exercise of stock options.

 (4) Ms. Wright was awarded 30,000 options to purchase the Holding Company's Common Stock at a price per share of $8.125 under the Option Plan, 15,000 of which vested as of June 1, 1999, 5,000 of which vested on June 1, 2000, and the remainder of which vest in two equal installments of 5,000 beginning on June 1, 2001. Ms. Wright was also awarded 7,500 shares of restricted stock under the MRP, 2,500 of which vested on June 1, 2000, and the remainder will vest in two equal installments of 2,500 beginning on June 1, 2001.

 (5) Includes 60,000 Shares of the Series B Preferred Stock owned by Provender. Provender is also deemed to have beneficial ownership of 125,000 shares of Common Stock, which represents 5.12% of the Holding Company's outstanding Common Stock (since the Series B Preferred Stock may be converted at any time.) As a Managing General Partner of Provender, Mr. Terrell may be deemed to beneficially own such securities. Mr. Terrell disclaims beneficial ownership to such securities.

 (6) Represents shares owned by BBC Capital, a subsidiary of Boston Bank of Commerce, in which Kevin Cohee is an executive officer and controlling shareholder.

 (7) Represents shares owned by BBC Capital, a subsidiary of Boston Bank of Commerce, in which Teri Williams is an executive officer and controlling shareholder.

 (8) Includes 3,224 shares in the aggregate held by the ESOP Trust that have been allocated as of December 31, 1999 to the individual accounts of executive officers under the ESOP and as to which an executive officer has sole voting power for the shares allocated to such person's account, but no dispositive power, except in limited circumstances. Also includes 65,795 unallocated shares held by the ESOP Trust as to which the Board shares voting and dispositive power. Each member of the Board disclaims beneficial ownership of the shares held in the ESOP.

 (9) Includes 105 shares in the aggregate attributable to the individual accounts of executive officers under the 401(k) Plan and as to which each executive officer has sole dispositive power for the shares allocated to such person's account and shared voting power with the members of the committee established to administer the 401(k) Plan.

(10) Includes 3,140 shares which may be acquired by executive officers pursuant to options granted under the Option Plan. Also includes 309 shares which may be acquired by the executive officers pursuant to options granted under the Incentive Compensation Plan. Excludes the 240 shares of restricted stock awarded to the executive officers under the MRP and Incentive Compensation Plan with respect to which such executive officers have neither voting nor dispositive power.

(11) Includes 125,000 shares of Common Stock issuable on conversion of the Series B Preferred Stock held by Provender Opportunities Fund L.P. Excluding the effect of the Series B Preferred Stock, the directors, former directors and executive officers of the Holding Company own 347,467 shares of the Common Stock representing 15.04% of such securities. See footnote 6 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Carver Federal offers loans to its directors, officers and employees, which loans are made in the ordinary course of business, and are not made with more favorable terms nor do they involve more than the normal risk of collectibility or present unfavorable features. Furthermore, loans above the greater of $25,000 or 5% of the Bank's capital and surplus (up to $500,000) to the Bank's directors and executive officers must be approved in advance by a disinterested majority of the Bank's Board. Under prior law, however, Carver had a policy of offering loans to directors, officers, employees and their immediate family members residing at the same address on terms substantially equivalent to those offered to the public, except the interest rates on loans were reduced so long as the director, officer or employee remained at the Bank.

     The following table sets forth information at March 31, 2000 relating to loans made to directors and executive officers of the Bank whose terms included reduced interest rates or other preferential terms and whose total aggregate balances exceeded $60,000 at any time since April 1, 1999.

                                                                                                          HIGHEST
                                                                                                          BALANCE
                                                                                             BALANCE AT    SINCE
NAME AND RELATION                                             ORIGINAL         INTEREST      MARCH 31,    APRIL 1,
TO COMPANY                TYPE OF LOAN   DATE ORIGINATED       AMOUNT            RATE           2000        1999
-----------------         ------------   ---------------   ---------------   -------------   ----------   --------
Herman Johnson,
  Director..............    Mortgage        10/18/89          $150,000           8.50%        $102,581    $110,375

     On January 11, 2000, the Holding Company sold 60,000 shares of its Series B Preferred Stock to Provender Opportunities Fund L.P., a limited partnership, at $25 per share, in a private placement. Mr. Terrell is Managing General Partner of Provender. For additional information on the Series B Preferred Stock and Mr. Terrell's appointment to the Board of Directors, see "-- Security Ownership of Certain Beneficial Owners," "-- Security Ownership of Management" and "Directors and Executive Officers of the Registrant."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed as Part of this Report

     (1) Consolidated Financial Statements. The following are incorporated by reference from Item 8 hereof.

                          INDEPENDENT AUDITORS' REPORT

     Consolidated Statements of Financial Condition as of March 31, 2000 and
1999

     Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended March 31, 2000

     Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended March 31, 2000

     Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2000

     (2) Financial Statement Schedules. All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

     (b) Reports on Form 8-K Filed During the Last Quarter of the Registrant's Fiscal Year Ended March 31, 2000

     The following reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 2000:

          (1) Form 8-K dated January 14, 2000 announcing the sale of Series A and Series B Convertible Preferred Stock.

          (2) Form 8-K dated March 3, 2000 announcing the results of the Annual Meeting of Stockholders.

     (c) Exhibits required by Item 601 of Regulation S-K:

         Exhibits. The following is a list of exhibits filed as part of this Annual Report and is also the Exhibit Index.

 NO.                               EXHIBIT
 ---                               -------
 3.1     Certificate of Incorporation of Carver Bancorp, Inc.(1)
 3.2     Bylaws of Carver Bancorp, Inc.(1)
 4.1     Stock certificate of Carver Bancorp, Inc.(1)
 4.2     Federal Stock Charter of Carver Federal Savings Bank(1)
 4.3     Bylaws of Carver Federal Savings Bank(1)
 4.4     Amendments to Bylaws of Carver Federal Savings Bank(3)
 4.5     Certificate of Designations, Preferences and Rights of
         Series A Convertible Preferred Stock(5)
 4.6     Certificate of Designations, Preferences and Rights of
         Series B Convertible Preferred Stock(5)
10.1     Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of
         September 12, 1995(1)
10.2     Carver Federal Savings Bank Retirement Income Plan, as
         amended and restated effective as of January 1, 1989(1)
10.3     Carver Federal Savings Bank 401(k) Savings Plan in RSI
         Retirement Trust, as amended and restated effective as of
         May 1, 1993(1)
10.4     Carver Bancorp, Inc. Employee Stock Ownership Plan,
         effective as of January 1, 1993(1)
10.5     Carver Federal Savings Bank Deferred Compensation Plan,
         effective as of August 10, 1993(1)
10.6     Carver Federal Savings Bank Retirement Plan for Nonemployee
         Directors, effective as of October 24, 1994(1)
10.7     Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)
10.8     Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)
10.9     Employment Agreement by and between Carver Federal Savings
         Bank and Thomas L. Clark, entered into as of April 1,
         1997(2)

 NO.                               EXHIBIT
 ---                               -------
10.10    Employment Agreement by and between Carver Bancorp, Inc. and
         Thomas L. Clark, entered into as of April 1, 1997(2)
10.11    Employment Agreement by and between Carver Federal Savings
         Bank and Deborah C. Wright, entered into as of June 1,
         1999(4)
10.12    Employment Agreement by and between Carver Bancorp, Inc. and
         Deborah C. Wright, entered into as of June 1, 1999(4)
10.13    Securities Purchase Agreement by and among Carver Bancorp,
         Inc., Morgan Stanley & Co. Incorporated and Provender
         Opportunities Fund L.P.
10.14    Registration Rights Agreement by and among Carver Bancorp,
         Inc., Morgan Stanley & Co. Incorporated and Provender
         Opportunities Fund L.P.
10.15    Settlement Agreement and Mutual Release by and among BBC
         Capital Market, Inc., The Boston Bank of Commerce, Kevin
         Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C.
         Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz,
         Pazel G. Jackson, Jr., Herman Johnson and David R. Jones;
         Morgan Stanley & Co., Incorporated; and Provender
         Opportunities Fund, L.P. and Frederick O. Terrell.
10.16    Stipulation and Order of Dismissal with Prejudice
21.1     Subsidiaries of the Registrant
23.1     Consent of Mitchell & Titus LLP
23.2     Consent of KPMG LLP
27.1     Financial Data Schedule (only submitted with filing in
         electronic format)

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

(4) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report of Form 10-K for the fiscal year ended March 31, 1999.

(5) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated January 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARVER BANCORP, INC.

July 14, 2000                             By      /s/ DEBORAH C. WRIGHT
                                            ------------------------------------
                                            Deborah C. Wright
                                            President and Chief Executive
                                             Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ DEBORAH C. WRIGHT                 President, Chief Executive Officer    July 14, 2000
---------------------------------------------------  and Director (Principal Executive
                 Deborah C. Wright                   Officer)

                  /s/ JAMES BOYLE                    Senior Vice President and Chief       July 14, 2000
---------------------------------------------------  Financial Officer (Principal
                    James Boyle                      Financial and Accounting Officer)

                                                     Director                              July 14, 2000
---------------------------------------------------
Robert J. Franz

             /s/ PAZEL G. JACKSON, JR.               Director                              July 14, 2000
---------------------------------------------------
               Pazel G. Jackson, Jr.

             /s/ FREDERICK O. TERRELL                Director                              July 14, 2000
---------------------------------------------------
               Frederick O. Terrell

                                                     Director                              July 14, 2000
---------------------------------------------------
Kevin Cohee

                                                     Director                              July 14, 2000
---------------------------------------------------
Teri Williams

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Certificate of Incorporation of Carver Bancorp, Inc.(1)
    3.2       Bylaws of Carver Bancorp, Inc.(1)
    4.1       Stock certificate of Carver Bancorp, Inc.(1)
    4.2       Federal Stock Charter of Carver Federal Savings Bank(1)
    4.3       Bylaws of Carver Federal Savings Bank(1)
    4.4       Amendments to Bylaws of Carver Federal Savings Bank(3)
    4.5       Certificate of Designations, Preferences and Rights of
              Series A Convertible Preferred Stock(5)
    4.6       Certificate of Designations, Preferences and Rights of
              Series B Convertible Preferred Stock(5)
   10.1       Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of
              September 12, 1995(1)
   10.2       Carver Federal Savings Bank Retirement Income Plan, as
              amended and restated effective as of January 1, 1989(1)
   10.3       Carver Federal Savings Bank 401(k) Savings Plan in RSI
              Retirement Trust, as amended and restated effective as of
              May 1, 1993(1)
   10.4       Carver Bancorp, Inc. Employee Stock Ownership Plan,
              effective as of January 1, 1993(1)
   10.5       Carver Federal Savings Bank Deferred Compensation Plan,
              effective as of August 10, 1993(1)
   10.6       Carver Federal Savings Bank Retirement Plan for Nonemployee
              Directors, effective as of October 24, 1994(1)
   10.7       Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)
   10.8       Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)
   10.9       Employment Agreement by and between Carver Federal Savings
              Bank and Thomas L. Clark, entered into as of April 1,
              1997(2)
   10.10      Employment Agreement by and between Carver Bancorp, Inc. and
              Thomas L. Clark, entered into as of April 1, 1997(2)
   10.11      Employment Agreement by and between Carver Federal Savings
              Bank and Deborah C. Wright, entered into as of June 1,
              1999(4)
   10.12      Employment Agreement by and between Carver Bancorp, Inc. and
              Deborah C. Wright, entered into as of June 1, 1999(4)
   10.13      Securities Purchase Agreement by and among Carver Bancorp,
              Inc., Morgan Stanley & Co. Incorporated and Provender
              Opportunities Fund L.P.
   10.14      Registration Rights Agreement by and among Carver Bancorp,
              Inc., Morgan Stanley & Co. Incorporated and Provender
              Opportunities Fund L.P.
   10.15      Settlement Agreement and Mutual Release by and among BBC
              Capital Market, Inc., The Boston Bank of Commerce, Kevin
              Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C.
              Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz,
              Pazel G. Jackson, Jr., Herman Johnson and David R. Jones;
              Morgan Stanley & Co., Incorporated; and Provender
              Opportunities Fund, L.P. and Frederick O. Terrell.
   10.16      Stipulation and Order of Dismissal with Prejudice
   21.1       Subsidiaries of the Registrant
   23.1       Consent of Mitchell & Titus LLP
   23.2       Consent of KPMG LLP

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   27.1       Financial Data Schedule (only submitted with filing in
              electronic format)

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

(8) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(9) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated January 14, 2000.