Form 10-K/A
period 2000-03-31
CARVER BANCORP INC
filed 2000-07-20
CIK 1016178

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

     On or about June 29, 2000, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") entitled Kevin Cohee and Teri Williams v. Carver Bancorp, Inc. The complaint alleges, among other things, that Plaintiffs, who are directors of the Holding Company and Carver Federal Savings Bank, made various requests to inspect various categories of Carver's books and records. The complaint further alleges that on or about June 26, 2000, Plaintiffs sent a formal demand to Carver pursuant to
Section 220 of the Delaware General Corporation Law seeking the right to inspect various categories of Carver's books and records for the purpose of assisting Plaintiffs in fulfilling their fiduciary duties as Carver directors and becoming appropriately informed. The complaint further alleges that Carver had not responded to the requests or the demand as of the date of the filing of the complaint and seeks an Order of the Court summarily requiring the Holding Company to permit Plaintiffs and their agents to inspect and copy the documents identified in the demand and such other relief, including reasonable attorney's fees and costs, as the Court shall deem appropriate. On or about June 29, 2000, the Plaintiffs also filed a motion for expedited proceedings seeking an Order of the Court declaring that proceedings in the action be expedited. Both prior to and since the filing of the Complaint, the Holding Company has provided various Carver books and records to Plaintiffs. The case has not yet been scheduled for further proceedings.

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

          The results of voting at the Annual Meeting were as follows:*

Proposal 1:  Election of Directors:
             Holding Company Nominees
             David R. Jones               For                 888,031(1)
                                          Withheld             21,634(1)
             David N. Dinkins             For                 887,934
                                          Withheld             21,731
             BBC's Nominees
             Kevin Cohee                  For                 856,342
                                          Withheld              8,902
             Teri Williams                For                 857,264
                                          Withheld              7,980

Proposal 2:  Ratification of Appointment  For               1,657,339
             of Independent Auditors      Against             111,942
                                          Abstain               5,628
                                          Broker Non-Votes          0

Proposal 3:  Shareholder Proposal         For                 459,843
                                          Against           1,271,540
                                          Abstain              43,524
                                          Broker Non-Votes          0

     (1) As described below, the Court declared that the Inspector improperly counted approximately 86,000 votes attaching to the unallocated ESOP shares at the Annual Meeting which had been voted for the Holding Company's nominees.

     In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual Meeting:
Deborah C. Wright, Linda H. Dunham, Robert J. Franz, Pazel G. Jackson, Jr., Herman Johnson and Frederick O. Terrell.

     * Shortly after the Annual Meeting, the Holding Company's Inspector of Election declared that the Holding Company's nominees had defeated BBC's nominees at the Annual Meeting. On or about March 7, 2000, BBC filed a second amended complaint to the Action described in "Legal Proceedings" which, among other things, alleged that the Inspector of Election improperly counted the votes of certain unallocated shares in the ESOP in favor of the Holding Company's nominees and which, among other things, sought an order declaring that BBC's nominees had been elected as directors of the Holding Company at the Annual Meeting.

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

     On or about April 6, 2000, BBC filed the Partial Summary Judgment Motion with respect to Count V in its second amended complaint seeking a determination that the Inspection of Election improperly counted approximately 86,000 votes attaching to the unallocated ESOP shares at the Annual Meeting, which had been voted for of the Holding Company's nominees and an order declaring that BBC's nominees had won the election at the Annual Meeting. On April 24, 2000, the Court granted the Partial Summary Judgment Motion and declared that the Inspector of Election improperly counted the votes attaching to the unallocated ESOP shares at the Annual Meeting.

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

                                                     /S/ KPMG LLP

MAY 25, 2000
NEW YORK, NEW YORK

                          INDEPENDENT AUDITORS' REPORT

                      LETTERHEAD OF MITCHELL & TITUS, LLP

To the Board of Directors
and Stockholders
Carver Bancorp, Inc.

     We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 1999, and the results of its operations and cash flows for each of the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ MITCHELL & TITUS, LLP

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
                                  ======     =======   ===========    ===========    ===========     =========     ===========

                 See Notes to Consolidated Financial Statements

                     CARVER BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED MARCH 31,
                                                 ----------------------------------------------
                                                     2000             1999             1998
                                                 -------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..............................  $  (1,135,436)   $  (4,452,750)   $  1,046,286
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and amortization..................      1,221,742        1,042,659         695,192
Amortization of intangibles....................        213,073          216,264         209,892
Other amortization and accretion, net..........        355,109        1,108,675         402,662
Provision for loan losses......................      1,099,300        4,029,996       1,259,531
Gain from sale of Alhambra.....................       (728,000)              --              --
Proceeds from maturity sale of loans...........             --               --       1,459,491
Net gain on sale of securities available for
  sale.........................................             --           (3,948)       (188,483)
Deferred income taxes..........................             --               --          58,555
Allocation of ESOP stock.......................        340,668          195,917         240,698
(Increase) decrease in accrued interest
  receivable...................................        207,427           97,850         215,522
Increase (decrease) in refundable income
  taxes........................................             --        1,195,852              --
(Increase) decrease in other assets............      2,776,042          (38,224)      2,818,687
Increase (decrease) in other liabilities.......        687,261        4,846,323          37,294
                                                 -------------    -------------    ------------
Net cash provided by operating activities......      5,037,186        8,238,614       8,255,327
                                                 -------------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments on investments held to
  maturity.....................................             --               --         194,476
Principal repayments on securities available
  for sale.....................................             --        3,753,447       5,061,181
Purchases of securities available for sale.....   (460,000,000)    (331,888,674)    (17,000,000)
Proceeds from maturity, sales and call of
  securities available for sale................    465,000,000      319,510,288      55,485,112
Purchase of investment securities held to
  maturity.....................................    (25,000,000)              --      (1,946,326)
Proceeds from maturities and calls of
  investment securities held to maturity.......             --        1,797,042       8,480,705
Principal repayment of mortgage-backed
  securities held to maturity..................     12,209,146       23,592,334      19,313,831
Net change in loans receivable.................       (964,438)       4,432,486     (77,036,664)
Proceeds from sale of Alhambra.................      1,368,755               --              --
Additions to premises and equipment............       (512,093)      (1,656,535)       (897,030)
(Purchase) Federal Home Loan Bank stock........             --               --        (219,600)
                                                 -------------    -------------    ------------
Net cash (used in) provided by investing
  activities...................................     (7,898,630)      19,540,388      (8,564,315)

                                                              YEAR ENDED MARCH 31,
                                                 ----------------------------------------------
                                                     2000             1999             1998
                                                 -------------    -------------    ------------
                                                 -------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.......................      4,942,264        2,104,842       8,422,745
Net (decrease) in short-term borrowings........     (4,000,000)     (51,683,000)       (942,404)
Proceeds of long term borrowing................             --               --      12,685,000
Repayment of FHLB Advances.....................    (19,020,010)              --      (8,658,686)
Federal Home Loan Bank Advances................     20,000,000       28,966,780              --
Repayment of other borrowed money..............       (439,418)        (191,238)       (182,132)
Proceeds from issuance of Preferred Stock......      2,366,537               --              --
Dividends Paid.................................       (106,180)        (115,714)       (115,714)
Increase (decrease) in advance payments by
  borrowers for taxes and insurance............             --         (659,995)        (10,507)
                                                 -------------    -------------    ------------
Net cash provided by (used in) financing
  activities...................................      3,743,193      (21,578,325)     11,198,302
                                                 -------------    -------------    ------------
Net increase (decrease) in cash and cash
  equivalents..................................        881,749        6,200,677      10,889,314
Cash and cash equivalents -- beginning.........     21,320,748       15,120,071       4,230,757
                                                 -------------    -------------    ------------
Cash and cash equivalents -- ending............  $  22,202,497    $  21,320,748    $ 15,120,071
                                                 =============    =============    ============
Supplemental disclosure of non-cash activities:
Unrealized Gain (loss) on securities available
  for sale:
Unrealized Gain (loss).........................             --               --         (25,417)
Deferred income taxes..........................             --               --          11,947
                                                 =============    =============    ============
                                                 $          --    $          --    $     13,470
                                                 =============    =============    ============
Loans receivable transferred to real estate
  owned........................................  $     737,709    $          --    $         --
                                                 =============    =============    ============
Supplemental disclosure of cash flow
  information:
Cash paid for:
Interest.......................................  $  13,505,854    $  14,814,683    $ 15,019,024
                                                 =============    =============    ============
Federal, state and city income taxes...........  $      29,354    $          --    $    515,457
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

                     CARVER BANCORP, INC. AND SUBSIDIARIES

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

     On or about June 29, 2000, a complaint was filed in the Court entitled Kevin Cohee and Teri Williams v. Carver Bancorp, Inc. The complaint alleges, among other things, that Plaintiffs, who are directors of the Holding Company and Carver Federal, made various requests to inspect various categories of Carver's books and records. The complaint further alleges that on or about June 26, 2000, Plaintiffs sent a formal demand to Carver pursuant to Section 220 of the Delaware General Corporation Law seeking the right to inspect various categories of Carver's books and records for the purpose of assisting Plaintiffs in fulfilling their fiduciary duties

                     CARVER BANCORP, INC. AND SUBSIDIARIES
as Carver directors and becoming appropriately informed. The complaint further alleges that Carver had not responded to the requests or the demand as of the date of the filing of the complaint and seeks an Order of the Court summarily requiring the Holding Company to permit Plaintiffs and their agents to inspect and copy the documents identified in the demand and such other relief, including reasonable attorneys' fees and costs, as the Court shall deem appropriate. On or about June 29, 2000, the Plaintiffs also filed a motion for expedited proceedings seeking an Order of the Court declaring that proceedings in the action be expedited. Both prior to and since the filing of the Complaint, the Holding Company has provided various Carver books and records to Plaintiffs. The case has not yet been scheduled for further proceedings.

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

                     CARVER BANCORP, INC. AND SUBSIDIARIES

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

(3) Based on a Schedule 13G, dated February 14, 2000, and filed with the SEC by the Carver Bancorp, Inc. ESOP Committee (the "Administrative Committee"). The Administrative Committee established to administer the ESOP consists of officers of the Bank. The ESOP's assets are held in the ESOP Trust, for which HSBC Bank USA serves as trustee (the "ESOP Trustee"). The Administrative Committee instructs the ESOP Trustee regarding the investment of funds contributed to the ESOP. Common Stock purchased by the ESOP Trust is held in a suspense account and allocated to participants' accounts annually based on contributions made to the ESOP by the Bank. Shares released from the suspense account are allocated among participants in proportion to their compensation, as defined in the ESOP, for the year the contributions are made, up to the limits permitted under the Code. The ESOP Trustee must vote all allocated shares held in the ESOP Trust in accordance with the instructions of participants. As of December 31, 1999, a total of 801,274 shares had been allocated, but not distributed, to participants. Under the ESOP, unallocated shares or shares for which no voting instructions have been received will be voted by the ESOP Trustee in the same proportion as allocated shares with respect to which the ESOP Trustee receives instructions. In the absence of any voting instructions with respect to allocated shares, the Board, on behalf of the Holding Company, directs the voting of all shares of unallocated stock, or in the absence of such directions from the Board, the ESOP Trustee has sole discretion with respect to the voting of such shares. Each member of the Board disclaims beneficial ownership of the shares held in the ESOP Trust.

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

                                                                      AMOUNT AND         PERCENT OF
                                                                       NATURE OF           COMMON
                                                                      BENEFICIAL           STOCK
NAME                                           TITLE                OWNERSHIP(1)(2)    OUTSTANDING(3)
----                               -----------------------------    ---------------    --------------
Deborah C. Wright(4).............  President and Chief Executive         23,300                  *
                                   Officer, Director
Robert J. Franz..................  Director                               2,700                  *
Pazel G. Jackson, Jr.............  Director                               1,500                  *
Frederick O. Terrell(5)..........  Director                             125,000               5.40%
Kevin Cohee(6)...................  Director                             170,700               7.38%
Teri Williams(7).................  Director                             170,700               7.38%
All directors, former directors and executive officers as a
  group (13 persons)(8)(9)(10)(11)..............................        472,067              20.42%

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

     The following reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 2000:

          (1) Form 8-K dated January 14, 2000 announcing the sale of Series A and Series B Convertible Preferred Stock.

          (2) Form 8-K dated March 3, 2000 announcing the results of the Annual Meeting of Stockholders.

     (c) Exhibits required by Item 601 of Regulation S-K:

         Exhibits. The following is a list of exhibits filed as part of this Annual Report and is also the Exhibit Index.

 NO.                               EXHIBIT
 ---                               -------
 3.1     Certificate of Incorporation of Carver Bancorp, Inc.(1)
 3.2     Bylaws of Carver Bancorp, Inc.(1)
 4.1     Stock certificate of Carver Bancorp, Inc.(1)
 4.2     Federal Stock Charter of Carver Federal Savings Bank(1)
 4.3     Bylaws of Carver Federal Savings Bank(1)
 4.4     Amendments to Bylaws of Carver Federal Savings Bank(3)
 4.5     Certificate of Designations, Preferences and Rights of
         Series A Convertible Preferred Stock(6)
 4.6     Certificate of Designations, Preferences and Rights of
         Series B Convertible Preferred Stock(6)
10.1     Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of
         September 12, 1995(1)
10.2     Carver Federal Savings Bank Retirement Income Plan, as
         amended and restated effective as of January 1, 1989(1)
10.3     Carver Federal Savings Bank 401(k) Savings Plan in RSI
         Retirement Trust, as amended and restated effective as of
         May 1, 1993(1)
10.4     Carver Bancorp, Inc. Employee Stock Ownership Plan,
         effective as of January 1, 1993(1)
10.5     Carver Federal Savings Bank Deferred Compensation Plan,
         effective as of August 10, 1993(1)
10.6     Carver Federal Savings Bank Retirement Plan for Nonemployee
         Directors, effective as of October 24, 1994(1)
10.7     Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)
10.8     Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)
10.9     Employment Agreement by and between Carver Federal Savings
         Bank and Thomas L. Clark, entered into as of April 1,
         1997(2)

 NO.                               EXHIBIT
 ---                               -------
10.10    Employment Agreement by and between Carver Bancorp, Inc. and
         Thomas L. Clark, entered into as of April 1, 1997(2)
10.11    Employment Agreement by and between Carver Federal Savings
         Bank and Deborah C. Wright, entered into as of June 1,
         1999(4)
10.12    Employment Agreement by and between Carver Bancorp, Inc. and
         Deborah C. Wright, entered into as of June 1, 1999(4)
10.13    Securities Purchase Agreement by and among Carver Bancorp,
         Inc., Morgan Stanley & Co. Incorporated and Provender
         Opportunities Fund L.P.(5)
10.14    Registration Rights Agreement by and among Carver Bancorp,
         Inc., Morgan Stanley & Co. Incorporated and Provender
         Opportunities Fund L.P.(5)
10.15    Settlement Agreement and Mutual Release by and among BBC
         Capital Market, Inc., The Boston Bank of Commerce, Kevin
         Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C.
         Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz,
         Pazel G. Jackson, Jr., Herman Johnson and David R. Jones;
         Morgan Stanley & Co., Incorporated; and Provender
         Opportunities Fund, L.P. and Frederick O. Terrell.(5)
10.16    Stipulation and Order of Dismissal with Prejudice(5)
21.1     Subsidiaries of the Registrant(5)
23.1     Consent of Mitchell & Titus LLP
23.2     Consent of KPMG LLP(5)
27.1     Financial Data Schedule (only submitted with filing in
         electronic format)(5)

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

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated January 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARVER BANCORP, INC.

July 20, 2000                              By      /s/ DEBORAH C. WRIGHT
                                            ------------------------------------
                                            Deborah C. Wright
                                            President and Chief Executive
                                             Officer
                                            (Duly Authorized Representative)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Certificate of Incorporation of Carver Bancorp, Inc.(1)
    3.2       Bylaws of Carver Bancorp, Inc.(1)
    4.1       Stock certificate of Carver Bancorp, Inc.(1)
    4.2       Federal Stock Charter of Carver Federal Savings Bank(1)
    4.3       Bylaws of Carver Federal Savings Bank(1)
    4.4       Amendments to Bylaws of Carver Federal Savings Bank(3)
    4.5       Certificate of Designations, Preferences and Rights of
              Series A Convertible Preferred Stock(6)
    4.6       Certificate of Designations, Preferences and Rights of
              Series B Convertible Preferred Stock(6)
   10.1       Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of
              September 12, 1995(1)
   10.2       Carver Federal Savings Bank Retirement Income Plan, as
              amended and restated effective as of January 1, 1989(1)
   10.3       Carver Federal Savings Bank 401(k) Savings Plan in RSI
              Retirement Trust, as amended and restated effective as of
              May 1, 1993(1)
   10.4       Carver Bancorp, Inc. Employee Stock Ownership Plan,
              effective as of January 1, 1993(1)
   10.5       Carver Federal Savings Bank Deferred Compensation Plan,
              effective as of August 10, 1993(1)
   10.6       Carver Federal Savings Bank Retirement Plan for Nonemployee
              Directors, effective as of October 24, 1994(1)
   10.7       Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995(1)
   10.8       Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995(1)
   10.9       Employment Agreement by and between Carver Federal Savings
              Bank and Thomas L. Clark, entered into as of April 1,
              1997(2)
   10.10      Employment Agreement by and between Carver Bancorp, Inc. and
              Thomas L. Clark, entered into as of April 1, 1997(2)
   10.11      Employment Agreement by and between Carver Federal Savings
              Bank and Deborah C. Wright, entered into as of June 1,
              1999(4)
   10.12      Employment Agreement by and between Carver Bancorp, Inc. and
              Deborah C. Wright, entered into as of June 1, 1999(4)
   10.13      Securities Purchase Agreement by and among Carver Bancorp,
              Inc., Morgan Stanley & Co. Incorporated and Provender
              Opportunities Fund L.P.(5)
   10.14      Registration Rights Agreement by and among Carver Bancorp,
              Inc., Morgan Stanley & Co. Incorporated and Provender
              Opportunities Fund L.P.(5)
   10.15      Settlement Agreement and Mutual Release by and among BBC
              Capital Market, Inc., The Boston Bank of Commerce, Kevin
              Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C.
              Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz,
              Pazel G. Jackson, Jr., Herman Johnson and David R. Jones;
              Morgan Stanley & Co., Incorporated; and Provender
              Opportunities Fund, L.P. and Frederick O. Terrell.(5)
   10.16      Stipulation and Order of Dismissal with Prejudice(5)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   21.1       Subsidiaries of the Registrant(5)
   23.1       Consent of Mitchell & Titus LLP
   23.2       Consent of KPMG LLP(5)
   27.1       Financial Data Schedule (only submitted with filing in
              electronic format)(5)

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

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated January 14, 2000.