Form 10-Q
period 2000-06-30
CARVER BANCORP INC
filed 2000-08-15
CIK 1016178

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            Yes [X]          No [ ]



         COMMON STOCK, PAR VALUE $.01                         2,314,275
                    CLASS                          OUTSTANDING AT AUGUST 1, 2000


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS



                                                              PAGE
                                                              ----

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Statements of Financial Condition as of
      June 30, 2000 and March 31, 2000 (unaudited)......        2
     Consolidated Statements of Operations for the Three
      Month Periods Ended June 30, 2000 and 1999
      (unaudited)...........................................    3
     Consolidated Statements of Cash Flows for the
      Three-Month Periods Ended June 30, 2000 and 1999
      (unaudited)...........................................    4
     Notes to Consolidated Financial Statements
      (unaudited)...........................................    5
     Recent Developments....................................    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    6
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   17
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   17
  Item 2. Changes in Securities and Use of Proceeds.........   18
  Item 3. Defaults upon Senior Securities...................   18
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   18
  Item 5. Other Information.................................   18
  Item 6. Exhibits and Reports on Form 8-K..................   18
SIGNATURES..................................................   19

                              CARVER BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                 AS OF           AS OF
                                                                JUNE 30,       MARCH 31,
                                                                  2000            2000
                                                              ------------    ------------
ASSETS
Cash and due from banks.....................................  $ 13,026,977    $ 10,902,497
Federal funds sold..........................................    21,900,000      11,300,000
                                                              ------------    ------------
          Total cash and cash equivalents...................    34,926,977      22,202,497
                                                              ------------    ------------
Investment securities held to maturity (estimated fair value
  Of $24,555,658 and $24,308,640 at June 30, 2000 and March
  31, 2000)                                                     24,996,223      24,995,850
Securities available for sale...............................     9,984,733      24,952,220
Mortgage-backed securities held to maturity, net (estimated
  fair values of $50,568,748 and $51,939,162 at June 30,
  2000 and March 31, 2000)..................................    52,392,022      54,229,230
Loans receivable............................................   277,455,258     273,083,331
  Less allowance for loan losses............................    (2,988,567)     (2,935,314)
                                                              ------------    ------------
  Loans receivable, net.....................................   274,466,691     270,148,017
                                                              ------------    ------------
Real estate owned, net......................................       845,308         922,308
Property and equipment......................................    10,936,572      11,175,334
Federal Home Loan Bank of New York stock, at cost...........     5,754,600       5,754,600
Accrued interest receivable.................................     2,285,537       2,653,266
Excess of cost over net assets acquired, net................       763,512         816,780
Other assets................................................     1,954,465       2,268,430
                                                              ------------    ------------
          Total assets......................................  $419,306,640    $420,118,532
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $283,315,254    $281,941,338
  Securities sold under agreement to repurchase.............    30,637,000      31,337,000
  Advances from Federal Home Loan Bank of New York..........    66,183,343      66,688,456
  Other borrowed money......................................       507,668         553,201
  Other liabilities.........................................     5,913,111       6,957,680
                                                              ------------    ------------
          Total liabilities.................................   386,556,376     387,477,675
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock, $0.01 par value per share; 1,000,000
     shares authorized; 100,000 issued and outstanding               1,000           1,000
  Common stock, $0.01 par value per share; 5,000,000 shares
     authorized; 2,314,275 shares issued and outstanding....        23,144          23,144
  Additional paid-in capital................................    23,787,884      23,789,111
  Retained Earnings................                              9,544,653       9,479,552
  Common stock acquired by Employee Stock Ownership Plan....      (606,417)       (651,950)
                                                              ------------    ------------
          Total stockholders' equity........................    32,750,264      32,640,857
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $419,306,640    $420,118,532
                                                              ============    ============

                              CARVER BANCORP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                            THREE MONTHS ENDED
                                                  JUNE 30
                                         -------------------------
                                            2000          1999
                                         ----------    -----------

Interest Income:
  Loans ................                 $5,297,881    $ 5,060,527
  Mortgage-backed securities...........     823,521        981,214
  Investment securities................     751,483        704,790
  Federal funds sold........                209,350        142,415
                                         ----------    -----------
          Total interest income........   7,082,235      6,888,946
                                         ----------    -----------
Interest expense:
  Deposits.............................   2,027,405      2,177,561
  Advances and other borrowed money....   1,365,550      1,402,961
                                         ----------    -----------
          Total interest expense.......   3,392,955      3,580,522
                                         ----------    -----------
Net interest income....................   3,689,280      3,308,424
Provision for loan losses..............     469,719        150,000
                                         ----------    -----------
Net interest income after provision for
  loan losses..........................   3,219,561      3,158,424
                                         ----------    -----------
Non-interest income:
  Loan fees and service charges........     105,873         97,500
  Other .........................           575,167        353,808
                                         ----------    -----------
          Total non-interest income....     681,040        451,308
                                         ----------    -----------
Non-interest expenses:
  Salaries and employee benefits.......   1,437,719      1,304,140
  Net occupancy expenses...............     427,594        346,549
  Equipment............................     299,476        302,161
  Other................................   1,562,611        869,985
                                         ----------    -----------
          Total non-interest
            expenses...................   3,727,400      2,822,835
                                         ----------    -----------
Income before income taxes......            173,201        786,897
Income taxes...........................      23,881             --
                                         ----------    -----------
Net income......................         $  149,320    $   786,897
                                         ==========    ===========
Net income available to common
  stockholders........................   $  100,101    $   786,897

Net income per common share-basic.....   $     0.04    $      0.35
                                         ==========    ===========
Weighted average number of common
  shares outstanding...................   2,252,216      2,218,324
                                         ==========    ===========

                              CARVER BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                  2000             1999
                                                              -------------    -------------
Cash flows from operating activities:
Net income ...........................................        $     149,320    $     786,897
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization.....                                  280,141          252,023
Amortization of intangibles.................................         53,268           53,269
Other amortization and accretion, net.......................         92,425          131,950
Provision for loan losses...................................        469,719          150,000
Allocation of ESOP stock....................................         45,533           39,279
Decrease in accrued interest receivable, net................        367,729          382,550
Decrease (increase) in other assets.........................        389,738         (802,860)
Decrease in other liabilities....................                (1,044,569)      (1,162,568)
                                                              -------------    -------------
Net cash provided by (used in) operating activities.........        803,304         (169,460)
                                                              -------------    -------------
Cash flows from investing activities:
Purchases of securities available for sale..................    (35,000,000)    (150,189,616)
Proceeds from maturity of securities available for sale.....     50,000,000      145,000,000
Purchase of investment securities held to maturity..........             --      (25,000,000)
Principal repayment of mortgage backed securities held to
  maturity..................................................      1,779,971        4,656,286
Net change in loans receivable..............................     (4,856,467)      18,978,952
Additions to premises and equipment.........................        (41,379)        (102,517)
                                                              -------------    -------------
Net cash provided by (used in) investing activities.........     11,882,125       (6,656,895)
                                                              -------------    -------------
Cash flows from financing activities:
Net increase in deposits....................................      1,373,916        6,384,286
Net decrease in securities sold under agreements to
  repurchase................................................       (700,000)              --
Repayment of FHLB advances..................................    (15,005,113)          (4,937)
Advances from FHLB..............                                 14,500,000               --
Repayment of other borrowed money...........................        (45,533)         (50,851)
Dividends paid..............................................        (84,219)              --
                                                               -------------    -------------
Net cash provided by financing activities.........                   39,051        6,328,498
                                                              -------------    -------------
Net increase (decrease) in cash and equivalents.............     12,724,480         (497,857)
Cash and equivalents -- beginning...........................     22,202,497       21,320,748
                                                              -------------    -------------
Cash and equivalents -- ending..............................  $  34,926,977    $  20,822,891
                                                              =============    =============
Unrealized gain (loss) on securities available for sale.....             --               --
Deferred income taxes.......................................             --               --
                                                              =============    =============
Supplemental disclosure of cash flow information: Cash paid for:
Interest....................................................  $   3,378,920    $   3,564,302
                                                              =============    =============
Federal, state and city income taxes........................             --               --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three-month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001 ("fiscal year 2001"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp., C.F.S.B. Credit Corp., Carver Federal and the Holding Company, are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

(2) NET INCOME PER COMMON SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (e.g. convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three month period ended June 30, 2000, $49,219 of preferred dividends were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are antidilutive. Only basic earnings per common share are presented.




                              RECENT DEVELOPMENTS

     On August 1, 2000, the Company signed an agreement to sell its Chelsea branch to Emigrant Savings Bank. The transaction is expected to close late in the second quarter of the Company's fiscal year.

         On July 19, 2000, the Company appointed David L. Hinds, a veteran financial services executive with a 30-year career at Deutsche Bank and Bankers Trust Company, and Dennis M. Walcott, President and Chief Executive Officer of the New York Urban League, to the Company's Board of Directors.

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

GENERAL

     Carver Bancorp, Inc., (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates six full service branches in the New York City boroughs of Brooklyn, Queens and Manhattan.

     On May 12,2000 the Holding Company announced the completion of the sale of the Bank's branch office located in Roosevelt, New York (the "Branch"), to City National Bank of New York ("CNBNY"), an interim national bank formed by City National Bank of New Jersey ("CNBNJ") to acquire substantially all the assets of the Branch. CNBNY assumed approximately $8.5 million of deposit liabilities and acquired the related branch assets consisting of cash, fixed assets and loans secured by deposits. CNBNY paid a premium of approximately $255,000, representing 3% of deposits.

ADDITION OF SENIOR EXECUTIVE OFFICER

     On July 17, 2000, Devon Woolcock was appointed Senior Vice President and Chief of Retail Banking. Mr. Woolcock was formerly Division Executive Vice President of Citibank, responsible for managing six of Citibank's branches in Brooklyn and Queens, New York.


FINANCIAL CONDITION

  Assets

     Total assets decreased by approximately $800,000 to $419.3 million compared to $420.1 million at March 31, 2000. The decrease primarily reflects decreases of $15.0 million in investment securities available for sale and $1.8 million in mortgage-backed securities, offset in part by increases of $12.7 million in cash and cash equivalents and $4.3 million in net loans receivable.

     Total cash and cash equivalents increased by $12.7 million to $34.9 million compared to $22.2 million at March 31, 2000. The increase primarily reflects the overnight investment in federal funds sold of a large deposit received on June 30, 2000.

     Investment securities available for sale decreased $15.0 million to $10.0 million at June 30, 2000 compared to $25.0 million at March 31, 2000. The decrease represents the repayment of principal at maturity of investment securities available for sale. The proceeds from these repayments were used primarily to fund the increase in net loans receivable as well as to fund the sale of approximately $8.4 million in deposits of the Roosevelt branch that were sold to City National Bank.

         Mortgage-backed securities held to maturity decreased by $1.8 million to $52.4 million at June 30, 2000 compared to $54.2 million at March 31, 2000. The decrease primarily reflects principal repayments.

     Loans receivable net, increased by $4.3 million to $274.5 million compared to $270.1 million at March 31, 2000. The increase in net loans receivable is primarily attributable to the bank's purchase of adjustable rate single family mortgage loans in April 2000.

     Liabilities and Stockholders' Equity

     At June 30, 2000 total liabilities and stockholders' equity decreased by approximately $800,000 to $419.3 million compared to $420.1 million at March 31, 2000. The decrease in liabilities and stockholders' equity primarily reflects decreases of $1.2 million in total borrowings and $1.0 million in other liabilities, offset in part by an increase of $1.4 million in deposits.

     The increase in deposits primarily reflects an increase of $5.2 million in certificates of deposit, offset in part by decreases of $2.2 million in regular savings, $1.4 million in NOW accounts and $392,000 in money market accounts. These deposit variances are primarily attributable to the sale of the Roosevelt branch deposits which for the most part were replaced with certificates of deposit.

     At June 30, 2000 stockholders' equity was $32.8 million compared to $32.7 million at March 31, 2000. The increase in stockholders' equity is primarily attributable to year-to-date net income, offset in part by dividends declared and paid on the Company's preferred stock during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage backed-securities and investment securities are predictable sources of funds, deposit flows, loans and prepayments on mortgage-backed securities are strongly influenced by changes in general interest rates, economic conditions and competition.

         The Consolidated Statements of Cash Flow present the change in cash from operating, investing and financing activities. During the quarter ended June 30, 2000, cash and cash equivalents increased by $12.7 million. Net cash provided by operating activities was $803,304, representing primarily the results of operations adjusted for depreciation and amortization, the provision for possible loan losses and decreases in accrued interest receivable and in other assets. Net cash provided by investing activities was $11,882,125, representing primarily proceeds from the maturity of securities available for sale and principal repayment of mortgage-backed securities held to maturity, offset in part by a net increase in loans. Net cash provided by financing activities was $39,051, representing primarily a net increase in deposits, offset in part by reductions in borrowed money.

         The Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2000 are as follows:

                                                         AMOUNT     % OF ASSETS
                                                         -------    -----------
                                                         (DOLLARS IN THOUSANDS)

Tangible capital:
Capital level..........................................  $29,105        6.96%
Less requirement.......................................    6,283        1.50
                                                         -------       -----
Excess.................................................  $22,822        5.46%
                                                         =======       =====
Core capital:
Capital level..........................................  $29,105        6.96%
Less requirement.......................................   16,738        4.00
                                                         -------       -----
Excess.................................................  $12,367        2.96%
                                                         =======       =====
Risk-based capital:
Capital level..........................................  $31,460       15.71%
Less requirement.......................................   16,022        8.00
                                                         -------       -----
Excess.................................................  $15,438        7.71%
                                                         =======       =====



ANALYSIS OF EARNINGS

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

     The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflect the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds, which are derived from day-end balances. Management does not believe that the use of average month-end balances instead of average day-end balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees which are considered adjustments to yields.

                                                             THREE MONTHS ENDED JUNE 30,

                                     -------------------------------------------------------------------------------
                                                      2000                                     1999
                                     --------------------------------------   --------------------------------------
                                     AVERAGE    QUARTERLY     ANNUALIZED      AVERAGE    QUARTERLY     ANNUALIZED
                                     BALANCE    INTEREST    AVG. YIELD/COST   BALANCE    INTEREST    AVG. YIELD/COST
                                     --------   ---------   ---------------   --------   ---------   ---------------
                                                                 (DOLLARS IN THOUSANDS)

ASSETS
INTEREST EARNING ASSETS
  Loans(1).........................  $277,402    $5,298           7.64%       $261,082    $5,061           7.75%
  Investment securities(2).........    45,979       751           6.53          51,893       705           5.43
  Mortgage-backed securities.......    53,317       824           6.18          64,208       981           6.11
  Federal funds sold....               13,625       209           6.14          11,625       142           4.89
                                     --------    ------          -----        --------    ------          -----
         Total interest earning
           assets..................   390,323    $7,082           7.26%        388,808    $6,889           7.09%
  Non-interest earning assets......    28,452                                   30,845
                                     --------                                 --------
         Total Assets..............  $418,775                                 $419,653
                                     ========                                 ========
LIABILITIES
INTEREST BEARING LIABILITIES
Deposits
  DDA..............................  $ 12,328    $   --             --%       $ 11,675    $   --             --%
  NOW..............................    17,883        76           1.70          16,902        78           1.85
  Savings and clubs................   144,616       833           2.30         146,808       925           2.52
  Money market accounts............    19,370       123           2.54          21,600       160           2.96
  Certificates of deposit..........    87,022       995           4.57          85,963     1,015           4.72
                                     --------    ------          -----        --------    ------          -----
         Total Deposits............   281,219     2,027           2.88         282,948     2,178           3.08
Borrowed money.....................    97,840     1,366           5.58         102,023     1,403           5.50
                                     --------    ------          -----        --------    ------          -----
Total interest-bearing
  liabilities......................   379,059     3,393           3.58%        384,971     3,581           3.72%
                                                 ------                                   ------
Non-interest-bearing liabilities...     6,946                                    3,045
                                     --------                                 --------
Total liabilities..................   386,005                                  388,016
Stockholders' equity...............    32,770                                   31,637
                                     --------                                 --------
Total liabilities and stockholders'
  equity...........................  $418,775                                 $419,653
                                     ========                                 ========
Net interest income................              $3,689                                   $3,308
                                                 ======                                   ======
Interest rate spread...............                               3.68%                                    3.37%
                                                                 =====                                    =====
Net interest margin................                               3.78%                                    3.40%
                                                                 =====                                    =====
Ratio of average interest earning
  assets to interest-bearing
  liabilities......................                               1.03x                                    1.01x
                                                                 =====                                    =====

---------------

(1) Includes non-accrual loans.

(2) Includes FHLB stock and fair value of investments available for sale of $10.0 million and $25.0 million at June 30, 2000 and March 31, 2000, respectively.





 Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999


         General

     The Company reported net income of $149,000, or $0.04 per basic share, for the quarter ended June 30, 2000 compared to $787,000, or $0.35 per basic share, for the quarter ended June 30, 1999. For each period the Company applied a tax loss carryforward resulting from prior period losses and therefore no federal income taxes have been applied to earnings for either period. On a fully taxable basis, net income for the quarter ended June 30, 2000 would have been $95,000, or $0.02 per basic share, compared to $414,000, or $0.19 per basic share, for the first quarter of the fiscal year ended March 31, 2000 ("fiscal year 2000"). Net income for the quarter ended June 30, 2000 includes non-recurring income of approximately $255,000, which represents a 3% premium realized on the sale of deposits from its Roosevelt branch to City National Bank. Excluding the non-recurring income, the Company would have recorded a net loss of approximately $105,000, or $0.07 per share, for the first quarter of fiscal year 2001.

         For the quarter ended June 30, 2000, net income of $149,000 was $638,000 lower than the comparable prior year period. Comparing the quarter ended June 30, 2000 to the prior year period, increases of $381,000 in net interest income before the provision for possible loan losses and $230,000 in total non-interest income were offset by increases of $320,000 in the provision for possible loan losses and $905,000 in total non-interest expense.





     Interest Income

     Interest income increased by $193,000, or 2.8%, to $7.1 million for the three month period ended June 30, 2000 compared to $6.9 million for the comparable prior year period. The increase is primarily attributable to an increase in the average balance of loans, and to a lesser extent, an increase in the average rate earned on investment securities and federal funds sold.

     Interest income on loans receivable increased by $237,000, or 4.68%, to $5.3 million for the three month period ended June 30, 2000 compared to $5.1 million for the same period last year. The increase primarily reflect a $16.3 million, or 6.25%, increase in the average balance of loans receivable to $277.4 million for the three month period ended June 30, 2000 compared to $261.1 million for the prior year period. The increase in the average balance of loans receivable is primarily attributable to the purchase of one-to-four and multi family mortgage loans.

     Interest income on investment securities increased $46,000, or 6.52%, to $751,000 for the three month period ended June 30, 2000 compared to $705,000 for the prior year period. The increase is primarily attributable to an increase of 110 basis points in the average yield earned on investment securities.

     Interest income on mortgage-backed securities decreased $157,000, or 16.0%, to $824,000 for the three month period ended June 30, 2000 compared to $981,000 for the three month period ended June 30, 1999. The decrease primarily reflects a decrease of $10.9 million in the average balance of mortgage-backed securities to $53.3 million compared to $64.2 million for the prior year period. The decrease in the average balance of mortgage-backed securities is due to principal repayments.

     Interest income on federal funds sold increased $67,000, or 47.2%, to $209,000 for the three month period ended June 30, 2000 compared to $142,000 for the prior year period. The increase is primarily attributable to a 125 basis point increase in the average yield earned on other interest earning assets, and to a lesser extent an increase of $2.0 million in the average balance of federal funds sold.

     Interest Expense

     Interest expense decreased $188,000, or 5.2%, to $3.4 million for the three month period ended June 30, 2000 compared to $3.6 million for the same period last year. The decrease in interest expense is primarily attributable to a decrease in the cost of interest-bearing deposits, and to a lesser extent, a decrease in the average balance of advances and other borrowed money.

     Interest expense on deposits decreased $151,000, or 6.93%, to $2.0 million for the three month period ended June 30, 2000 compared to $2.2 million for the prior year period. The decrease in interest expense on deposits is primarily attributable to a decrease of 20 basis points in the average cost of deposits. The decrease in the average cost of deposits is primarily attributable to decreases in rates offered on the Bank's deposit products.

     Interest expense on borrowed money decreased $37,000, or 2.64%, for the three month period ended June 30, 2000 compared to the prior year period. The decrease is primarily attributable to a decrease of $4.2 million in the average balance of borrowed money for the three month period ended June 30, 2000 as compared to the prior year period.


     Net Interest Income Before Provisions for Loan Losses

     Net interest income before the provision for possible loan losses increased by $381,000, or 11.5%, as the result of the increase in interest income and the decrease in interest expense. The increase in interest income is primarily attributable to an increase in the average balance of loans receivable as well as increases in the average rates earned on investment securities and other interest earning assets. The decrease in interest expense is primarily attributable to the lower cost of deposits as well as a decrease in the average balance of borrowed money.

     The Company's interest rate spread increased 31 basis points to 3.68% for the three month period ended June 30, 2000 compared to 3.37% for the three month period ended June 30, 1999. The Company's net interest margin increased by 38 basis points to 3.78% for the three month period ended June 30, 2000 compared to 3.40% for the prior year period.


     Provision for Loan Losses

     The Company provided $470,000 for possible loan losses for the three months ended June 30, 2000 compared to $150,000 for the same period last year. The increase in the provision for possible loan losses for the first quarter of fiscal year 2001 is primarily attributable to loan chargeoffs of $418,000 during the quarter, including a chargeoff of approximately $202,000 related to a loan pool purchased by the bank in the 1980's, as well as an increase in the balance of loans identified by the Company as potential problem loans.

     At June 30, 2000 non-performing loans totaled $1.9 million or 0.68% of total loans, compared to non-performing loans of $2.1 million or 0.79% of total loans at March 31, 2000. In addition to non-performing loans, at June 30, 2000 the Company had identified an additional $1.2 million of loans as potential problem loans requiring management's close attention. At June 30, 2000 the allowance for possible loan losses was $3.0 million, compared to $2.9 million at March 31, 2000. At June 30, 2000 the amount of the allowance applicable to non-classified loans was $2.2 million. At June 30, 2000, the ratio of the allowance for possible loan losses to non-performing loans was 157.35% as compared to 138.07% at March 31, 2000. At June 30, 2000, the ratio of the allowance for possible loan losses to total loans was 1.08% compared to 1.07% at March 31, 2000.


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

     Non-Interest Income

     Non-interest income increased by $230,000, or 50.9%, to $681,000 for the three month period ended June 30, 2000 compared to $451,000 for the same period last year. The increase in non-interest income is primarily attributable to non-recurring income of approximately $255,000, which represents a 3% premium realized on the sale of the Roosevelt branch deposits to City National Bank.


         Non-Interest Expense

         Non-interest expense increased $905,000, or 32.0%, to $3.7 million for the three month period ended June 30, 2000 compared to $2.8 million for the prior year period. The inrease in non-interest expenses is primarily attributable to an increase of $693,000, or 79.6%, in the other non-interest expense category, and to a lesser extent, increases of $134,000 in salaries and employee benefits and $81,000 in net occupancy expenses.

         The increase in other non-interest expense is primarily attributable to increases of $75,000 in advertising and marketing expenses, $138,000 in consulting fees, $40,000 in audit fees, $54,000 in legal expenses and $48,000 in computer service expenses. In addition, other non-interest expenses for the three month period ended June 30, 1999 were reduced by approximately $303,000 of net recoveries of chargeoffs that were recorded in an earlier accounting period. No such recoveries were recorded during the first quarter of fiscal year 2001.

     Income Tax Expense

         For each period presented, the Company has applied a tax loss carryforward resulting from prior period losses and therefore no federal taxes have been applied to earnings for either period. The taxes of $23,881 for the three month period ended June 30, 2000 represent New York State and New York City income taxes.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at March 31, 2000 in Carver's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission. There have been no material changes in our market risk at June 30, 2000 compared to March 31, 2000. The following is an update of the discussion provided therein:

     GENERAL. Our largest component of market risk continues to be interest rate risk. Virtually all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At June 30, 2000, we owned no trading assets, nor did we utilize hedging transactions such as interest rate swaps and caps.

     ASSETS, DEPOSIT LIABILITIES AND WHOLESALE FUNDS. There has been no change in the composition of assets, deposit liabilities or wholesale funds from March 31, 2000 to June 30, 2000 that would result in a material adverse effect on the Bank's interest rate risk.

     GAP ANALYSIS. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have not materially changed from their levels at March 31, 2000 utilizing the same assumptions as at March 31, 2000.

     INTEREST RATE RISK COMPLIANCE. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at March 31, 2000. There have been no changes in our board approved limits of acceptable variance in net interest income and net portfolio value at June 30, 2000 compared to March 31, 2000, and the projected changes continue to fall within the board approved limits at all levels of potential interest rate volatility.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. At June 30, 2000, except as set forth below, there were no legal proceedings to which Carver Federal or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

     At June 30, 2000, two properties as to which the bank is mortgagee are the subject of criminal forfeiture action pending in U.S. District Court. The forfeiture arises from the criminal conviction of principals of the borrowers on the properties.One property is carried as a loan on the bank's books at an approximate value of $500,000 while the second property is carried as real estate owned, also with an approximate value of $500,000. It is the Bank's position that it is a good faith holder for value and the bank is opposing the government's attempt to forfeit the properties in disregard of the Bank's interest as mortgagee. The proceedings are in the preliminary stages and management cannot predict the eventual outcome, the amount of damages, if any, or the timing of final disposition of the case.

     Disclosure regarding other legal proceedings that the Company has been a party to is presented in Carver's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission and incorporated by reference herein. There have been no material changes with regard to such legal proceedings since the filing of the Annual Report on Form 10-K, as amended. The following is an update of the discussion provided therein:

     On or about July 20, 2000, the Holding Company filed its answer to the complaint, filed in the Court of Chancery of the State of Delaware in and for New Castle County on June 29, 2000, entitled KEVIN COHEE AND TERI WILLIAMS V. CARVER BANCORP, INC.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          Exhibit 11. Net income per share.

          Exhibit 27. Financial Data Schedule.

     (b) Reports on Form 8-K.

         Form 8-K, dated April 25, 2000, reporting an update of the status of litigation in Delaware Chancery Court between Carver and BBC Capital Market, Inc.

         Form 8-K, dated May 12, 2000, reporting the completion of the sale of the Bank's Roosevelt branch to City National Bank.

         Form 8-K, dated May 22, 2000, reporting a Settlement Agreement between Carver and BBC Capital Market, Inc.

         Form 8-K, dated May 25, 2000, reporting earnings for the three-month and twelve-month periods ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARVER BANCORP, INC.

Date: August 14, 2000                     /s/ DEBORAH C. WRIGHT
                                          --------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer


                                          /s/ JAMES BOYLE
Date: August 14, 2000                     --------------------------------------
                                          James Boyle
                                          Chief Financial Officer

 EX-11

                       COMPUTATION OF NET INCOME PER SHARE




                                                                      EXHIBIT 11

                       COMPUTATION OF NET INCOME PER SHARE
                  FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                FOR THE THREE MONTH PERIOD ENDED
                                                             --------------------------------------
                                                               JUNE 30, 2000        JUNE 30, 1999
                                                             -----------------    -----------------
Net income.................................................     $  149,320              $786,897
Preferred income...........................................        (49,219)                   --
                                                                   -------              --------

Net income - Basic                                              $  100,101              $ 786,897
                                                                   -------                -------

Weighted average shares outstanding - Basic................      2,252,216              2,218,324
                                                                 ---------              ---------

Basic earnings per share......................                  $     0.04              $    0.35
                                                                ----------              ---------


Net income - Basic.........................................     $  100,101              $786,897
Impact of potential conversion of convertible preferred
   stock to common stock                                            49,219                   --
                                                                   -------

Net income - Diluted                                            $  149,320              $ 786,897
                                                                   -------                -------

Weighted average shares outstanding - Basic................      2,252,216              2,218,324
Effect of dilutive securities - convertible preferred
   stock                                                           208,333                     --
                                                                   -------              ---------
Weighted average common shares outstanding - diluted             2,460,549              2,218,324
                                                                 ---------              ---------

Basic earnings per share - diluted......................         Anti-dilutive          $    0.35
                                                                 -------------          ---------