Form 10-Q
period 2000-09-30
CARVER BANCORP INC
filed 2000-11-14
CIK 1016178

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.

             (Exact name of registrant as specified in its charter)


             DELAWARE                                   13-3904174
----------------------------------------   ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

75 WEST 125TH STREET, NEW YORK, NEW YORK                  10027
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

          Registrants telephone number, including area code:  (212) 876-4747
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

                               Yes   X         No
                                   -----          -----


   COMMON STOCK, PAR VALUE $.01                         2,314,275
------------------------------------        ------------------------------------
              Class                          Outstanding at November 10, 2000



--------------------------------------------------------------------------------

                                    CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Statements of Financial Condition
                      as of September 30, 2000 and March 31, 2000
                      (unaudited).............................................3

                      Consolidated Statements of Income for the Three
                      and Six Month Periods Ended September 30, 2000
                      and 1999 (unaudited)....................................4

                      Consolidated Statements of Cash Flows for the
                      Three and Six Month Periods Ended September 30,
                      2000 and 1999 (unaudited)...............................5

                      Notes to Consolidated Financial Statements
                      (unaudited).............................................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk................................................16


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................17

         Item 2.  Changes in Securities and Use of Proceeds..................17

         Item 3.  Defaults upon Senior Securities............................17

         Item 4.  Submission of Matters to a Vote of Security Holders........17

         Item 5.  Other Information..........................................17

         Item 6.  Exhibits and Reports on Form 8-K...........................17


SIGNATURES...................................................................17

                                             CARVER BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (UNAUDITED)


                                                                                 As of                As of
                                                                             September 30,          March 31,
                                                                                 2000                 2000
                                                                          -------------------  -----------------
ASSETS

Cash and due from banks..................................................   $  12,112,447        $  10,902,497
Federal funds sold.......................................................      32,900,000           11,300,000
                                                                            -------------        -------------
  Total cash and cash equivalents........................................      45,012,447           22,202,497
                                                                            -------------        -------------

Investment securities held to maturity (estimated fair value of
  $24,766,764 and $24,308,640 at September 30, 2000 and March 31, 2000)..      24,996,201           24,995,850
Securities available for sale............................................          39,898           24,952,220
Mortgage-backed securities held to maturity, net (estimated fair values of $47,175,075 and $51,939,162 at September 30, 2000 and
  March 31, 2000) .......................................................      48,841,531           54,229,230
Loans receivable.........................................................     282,722,997          273,083,331
  Less allowance for loan losses.........................................      (3,214,442)          (2,935,314)
                                                                            -------------        -------------
  Loans receivable, net..................................................     279,508,555          270,148,017
                                                                            -------------        -------------
Real estate owned, net...................................................         745,164              922,308
Property and equipment, net..............................................      10,627,961           11,175,334
Federal Home Loan Bank of New York stock, at cost........................       5,754,600            5,754,600
Accrued interest receivable..............................................       2,575,620            2,653,266
Excess of cost over net assets acquired, net.............................         710,243              816,780
Other assets.............................................................       3,152,937            2,268,430
                                                                            -------------        -------------
  Total assets...........................................................   $ 421,965,157        $ 420,118,532
                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits...............................................................   $ 267,248,732        $ 281,941,338
  Securities sold under agreement to repurchase..........................      20,817,000           31,337,000
  Advances from Federal Home Loan Bank of New York.......................      93,319,485           66,688,456
  Other borrowed money...................................................         462,135              553,201
  Other liabilities......................................................       7,044,709            6,957,680
                                                                            -------------        -------------
     Total liabilities...................................................     388,892,061          387,477,675
                                                                            -------------        -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value per share; 1,000,000 shares
     authorized; 100,000 issued and outstanding..........................           1,000                1,000
  Common stock, $0.01 par value per share; 5,000,000 shares
     authorized; 2,314,275 shares issued and outstanding.................          23,144               23,144
  Additional paid-in capital.............................................      23,784,855           23,789,111
  Retained earnings-substantially restricted.............................       9,824,981            9,479,552
  Common stock acquired by Employee Stock Ownership Plan.................        (560,884)            (651,950)
                                                                            --------------       -------------
     Total stockholders' equity..........................................      33,073,096           32,640,857
                                                                            -------------        -------------
       Total liabilities and stockholders' equity........................   $ 421,965,157        $ 420,118,532
                                                                            =============        =============

See accompanying notes to consolidated financial statements.

                                     CARVER BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)


                                                 Three Months Ended            Six Months Ended
                                                    September 30,                September 30,
                                           ------------------------------ ----------------------------
                                                2000            1999            2000          1999
                                           --------------  -------------- -------------  -------------
Interest Income:
  Loans ................................   $ 5,275,039     $ 4,678,078    $10,572,920    $ 9,738,605
  Mortgage-backed securities............       763,559         921,569      1,587,079      1,902,783
  Investment securities.................       773,869         936,218      1,525,352      1,641,008
  Federal funds sold....................       269,097         184,643        478,447        327,058
                                           -----------     -----------    -----------    -----------
     Total interest income..............     7,081,564       6,720,508     14,163,798     13,609,454
                                           -----------     -----------    -----------    -----------

Interest expense:
  Deposits..............................     2,120,757       2,175,181      4,148,161      4,352,742
  Advances and other borrowed money.....     1,376,252       1,387,651      2,741,803      2,790,612
                                           -----------     -----------    -----------    -----------
     Total interest expense.............     3,497,009       3,562,832      6,889,964      7,143,354
                                           -----------     -----------    -----------    -----------

Net interest income.....................     3,584,555       3,157,676      7,273,834      6,466,100
Provision for loan losses...............       450,000         230,000        892,719        380,000
                                           -----------     -----------    -----------    -----------
Net interest income after provision
  for loan losses.......................     3,134,555       2,927,676      6,381,115      6,086,100
                                           -----------     -----------    -----------    -----------

Non interest income:
  Loan fees and service charges.........        83,502          91,228        189,375        188,728
    Income from sale of branches........       758,210               0      1,012,871              0
  Other ................................       422,304         395,421        742,811        749,229
                                           -----------     -----------    -----------    -----------
     Total non-interest income..........     1,264,016         486,649      1,945,057        937,957
                                           -----------     -----------    -----------    -----------

Non-interest expense:
  Salaries and employee benefits........     1,641,122       1,180,296      3,078,841      2,484,436
  Net occupancy expenses................       366,374         318,028        793,969        664,577
  Equipment.............................       369,555         280,979        669,031        583,141
  Other.................................     1,562,794       1,375,589      3,152,404      2,245,574
                                           -----------     -----------    -----------    -----------
     Total non-interest expenses........     3,939,845       3,154,892      7,694,245      5,977,728
                                           -----------     -----------    -----------    -----------

Income before income taxes..............       458,726         259,433        631,927      1,046,329
State and local income taxes............       178,398               0        202,279              0
                                           -----------     -----------    -----------    -----------

Net income..............................   $   280,328     $   259,433    $   429,648    $ 1,046,329
                                           ===========     ===========    ===========    ===========

Dividends applicable to preferred stock.   $    49,219     $         0    $    98,438    $         0
                                           ===========     ===========    ===========    ===========

Net income available to common
    stockholders                           $   231,109     $   259,433    $   331,210    $ 1,046,329
                                           ===========     ===========    ===========    ===========
Net income per common share - basic.....   $      0.10     $      0.12    $      0.15    $      0.47
                                           ===========     ===========    ===========    ===========
Weighted average number of
  common shares outstanding.............     2,256,753       2,223,218      2,254,497      2,220,784
                                           ===========     ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                                             CARVER BANCORP, INC.
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                     September 30,
                                                                          -------------------------------------
                                                                                 2000                1999
                                                                          -------------------  ----------------
Cash flows from operating activities:
Net income.............................................................     $    429,648        $   1,046,329
Adjustments to reconcile net income to net cash provided by
    Operating activities
Depreciation and amortization of premises and equipment................          451,172              502,895
Amortization of intangibles............................................          106,537              106,536
Other amortization and accretion, net..................................         (487,173)             365,526
Provision for loan losses..............................................          892,719              380,000
Gain on sale of branches...............................................       (1,012,871)                   0
Charge-off of branch improvements and related items, net...............          221,624                    0
Deferred income taxes..................................................                0              123,000
Allocation of ESOP stock...............................................           86,810               81,775
Changes in accrued interest receivable, net............................           77,646              167,049
(Increase) decrease in other assets....................................         (794,327)             569,068
Increase (decrease) in other liabilities...............................           87,029           (2,301,779)
                                                                            ------------        -------------
Net cash provided by operating activities..............................           58,814            1,040,379
                                                                            ------------        -------------

Cash flows from investing activities:
Purchases of securities available for sale.............................      (86,537,592)        (299,065,655)
Proceeds from maturities of securities available for sale..............      111,895,000          300,000,000
Purchase of investment securities held to maturity.....................                0          (25,000,000)
Principal repayment of mortgage backed securities held to maturity.....        5,429,435            8,125,990
Net (increase) decrease in loans receivable............................      (10,253,257)          15,807,465
Additions to premises and equipment....................................         (125,423)            (220,832)
Proceeds from sale of real estate owned................................           86,964                    0
                                                                            ------------        -------------

Net cash provided by (used in) investing activities....................       20,495,127             (353,032)
                                                                            ------------        -------------

Cash flows from financing activities:
Cash paid to fund sale of deposits.....................................      (21,463,587)                   0
Net increase in deposits...............................................        7,783,852            2,023,621
Net decrease in securities sold under agreements to repurchase.........      (10,520,000)          (4,000,000)
Repayment of advances from Federal Home Loan Bank of New York..........      (46,368,971)              (9,917)
Advances from Federal Home Loan Bank of New York.......................       73,000,000                    0
Repayment of other borrowed money......................................          (91,066)             (96,385)
Dividends paid.........................................................          (84,219)                   0
                                                                            ------------        -------------

Net cash provided by (used in) financing activities....................        2,256,009           (2,082,681)
                                                                            ------------        -------------

Net increase (decrease) in cash and equivalents........................       22,809,950           (1,395,334)
Cash and equivalents - beginning.......................................       22,202,497           21,320,748
                                                                            ------------        -------------

Cash and equivalents - ending..........................................     $ 45,012,447        $  19,925,414
                                                                            ============        =============


Supplemental disclosure of cash flow information: Cash paid for:
Interest...............................................................     $  6,860,538        $   7,143,353
                                                                            ============        =============
Federal, state and city income taxes...................................     $     45,055        $           0
                                                                            ============        =============

See accompanying notes to consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three-month and six-month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001 ("fiscal year 2001"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding") and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

(2)      NET INCOME PER COMMON SHARE

     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month and six-month periods ended September 30, 2000, preferred dividends of $49,219 and $98,438, respectively, were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month and six-month periods ended September 30, 2000, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are antidulitive. Only basic earnings per share are presented.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause the actual results to differ materially from these estimates. These factors include, without limitation, the Company's success in implementing its initiatives, its ability to achieve cost-savings associated with the bank's branch closings, changes in general, economic and market, legislative and regulatory conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company and the Bank assume no obligation to update these forward looking statements to reflect the actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

GENERAL

     Carver Bancorp, Inc., (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates five full service branches in the New York City boroughs of Brooklyn, Queens and Manhattan.


FINANCIAL CONDITION

ASSETS

     At September 30, 2000, total assets increased by approximately $1.8 million to $422.0 million, compared to $420.1 million at March 31, 2000. The increase primarily reflects increases of $22.8 million in cash and cash equivalents and $9.4 million in net loans receivable, offset in part by decreases of $24.9 million in securities available for sale and $5.4 million in mortgage-backed securities.

     The increase in cash and cash equivalents is the result of management's efforts to ensure sufficient short-term liquidity to fund the sale of the deposits of the bank's Chelsea branch on September 29, 2000. The increase in short-term liquidity was primarily provided by the proceeds from the maturity of securities available for sale, which were invested in federal funds sold.

     The net increase in loans during the first six months of fiscal year 2001 includes loan originations of $13.9 million and loans purchases of $17.1 million, partially offset by loan repayments during the period. The increase in net loans receivable was primarily funded with proceeds from loan repayments as well as the reallocation of funds from securities available for sale and mortgage-backed securities.

     The decreases in securities available for sale and mortgage-backed securities represent maturities and/or paydowns that occurred during the first six months of the fiscal year. The funds received from these maturities and/or paydowns were used to fund the increase in loans as well as to provide additional short-term liquidity to fund sale of the Chelsea branch deposits at the end of the second quarter of the fiscal year.

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     At September 30, 2000, total liabilities increased by approximately $1.4 million to $388.9 million, compared to $387.5 million at March 31, 2000. The increase in liabilities primarily reflects an increase of $16.0 million in total borrowings, offset in part by a decrease of $14.7 million in deposits.

     The decrease in deposits is primarily attributable to sale of deposits from the Roosevelt and Chelsea branches during the first six months of the year. Changes in deposit balances during the period include decreases of $8.7 million in regular savings and club accounts, $6.0 million in NOW accounts and $2.2 million in money market accounts, offset in part by an increase of $2.2 million in certificates of deposit. Excluding the deposits of the Roosevelt and Chelsea branches, total deposits for the remaining branches increased by approximately $13.1 million during the first half of fiscal year 2001. The decrease in deposits was offset by an increase in borrowed funds.

         STOCKHOLDERS' EQUITY

     Stockholders' equity increased $432,000 to $33.1 million at September 30, 2000, compared to $32.6 million at March 31, 2000. The increase in stockholders' equity is primarily attributable to year-to-date net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2000, cash and cash equivalents increased by $22.8 million. Net cash provided by operating activities was $59,000, representing primarily net income adjusted for depreciation and amortization, the provision for loan losses, the net gain from the sale of deposits, the charge-off of branch improvements and related items and the decrease in other assets. Net cash provided by investing activities was $20.5 million, representing primarily the net cash provided by the maturity of securities available for sale and principal repayments of mortgage-backed securities held to maturity, offset in part by a net increase in loans. Net cash provided by financing activities was $2.3 million, representing primarily a net increase in deposits and advances from the Federal Home Loan Bank of New York, offset in part by cash paid to fund the sale of deposits and a decrease in securities sold under agreement to repurchase.

     The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision (referred to as the OTS) regulations. The minimum required liquidity ratio is currently 4.0%. At September 30, 2000, the Bank's liquidity ratio was 14.5%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. At September 30, 2000, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 2000.


                                                         AMOUNT    % OF ASSETS
                                                   -------------- --------------
                                                       (dollars in thousands)
      Total capital (to risk-weighted assets):
      Capital level................................    $  32,276       15.90%
      Less requirement.............................       16,237        8.00
                                                       ---------    --------
      Excess.......................................    $  16,039        7.90%
                                                       =========    ========

      Tier 1 capital (to risk-weighted assets):
      Capital level................................    $  29,803       14.68%
      Less requirement.............................       16,853        4.00
                                                       ---------    --------
      Excess.......................................    $  12,950       10.68%
                                                       =========    ========

      Tier 1 leverage capital (to adjusted assets):
      Capital level................................    $  29,803        7.07%
      Less requirement.............................       16,853        4.00
                                                       ---------    --------
      Excess.......................................    $  12,950        3.07%
                                                       =========    ========




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

     The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflect the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                           Three Months Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                 2000                                        1999
                                                 ----------------------------------------- -----------------------------------------
                                                   Average                   Annualized      Average                   Annualized
                                                   Balance      Interest   Avg. Yield/Cost   Balance      Interest  Avg. Yield/cost
                                                 ------------  ----------  --------------- ------------- ---------- ----------------
                                                               (Dollars in thousands)
ASSETS
INTEREST EARNING ASSETS
   Loans (1)..................................... $ 276,599    $ 5,275          7.63%      $ 249,412     $ 4,678        7.50%
   Investment securities (2).....................    40,970        774          7.56          65,644         936        5.70
   Mortgage-backed securities....................    50,208        764          6.09          60,088         922        6.14
   Federal funds sold............................    18,925        269          5.69           9,600         185        7.71
                                                  ---------    -------       -------       ---------     -------       -----
      Total interest earning assets..............   386,702      7,082          7.33%        384,744       6,721        6.99%
                                                               -------                                   -------
   Non-interest earning assets...................    28,299                                   33,255
                                                  ---------                                ---------
      Total Assets............................... $ 415,001                                $ 417,999
                                                  =========                                =========

LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
   DDA                                            $  11,844    $     -             -%      $  11,702     $     -           -%
   NOW                                               16,269         65          1.60          16,603          76        1.83
   Savings and clubs.............................   140,981        796          2.26         145,762         919        2.52
   Money market accounts.........................    18,478        102          2.21          20,646         158        3.06
   Certificates of deposit.......................    90,779      1,158          5.10          86,396       1,022        4.73
                                                  ---------    -------       -------       ---------     -------       -----
      Total Deposits.............................   278,351      2,121          3.05         281,109       2,175        3.09
Borrowed money...................................    97,555      1,376          5.64          99,969       1,388        5.55
                                                  ---------    -------       -------       ---------     -------       -----
Total deposits and interest-bearing liabilities..   375,906      3,497          3.72%        381,078       3,563        3.74%
                                                               -------                                   -------
Non-interest-bearing liabilities.................     6,346                                    4,605
                                                  ---------                                ---------
Total liabilities................................   382,252                                  385,683
Stockholders' equity.............................    32,749                                   32,316
                                                  ---------                                ---------
Total liabilities and stockholders' equity....... $ 415,001                                $ 417,999
                                                  =========                                =========
Net interest income..............................              $ 3,585                                   $ 3,158
                                                               =======                                   =======
Interest rate spread.............................                               3.61%                                   3.25%
                                                                             =======                                   =====
Net interest margin..............................                               3.71%                                   3.28%
                                                                             =======                                   =====
Ratio of average interest earning assets to
deposits and interest-bearing liabilities........                               1.03x                                   1.01x
                                                                             =======                                   =====

-------------------
(1)      Includes non-accrual loans.
(2)      Includes FHLB stock and fair value of investments available for sale.

                                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------------------------------
                                                                    2000                                             1999
                                                 ---------------------------------------------------------------------------------
                                                   Average                    Annualized     Average                   Annualized
                                                   Balance      Interest       Yield/Cost    Balance        Interest   Yield/Cost
                                                 -----------   -----------   ------------  -----------     ----------  -----------
                                                                                    (Dollars in thousands)
ASSETS
INTEREST EARNING ASSETS
   Loans (1)..................................... $ 277,001     $ 10,573         7.63%     $ 255,246        $ 9,739        7.63%
   Investment securities (2).....................    43,474        1,525         7.02         58,769          1,641        5.58
   Mortgage-backed securities....................    51,763        1,588         6.14         62,148          1,903        6.12
   Federal funds sold............................    16,275          478         5.87         10,613            327        6.16
                                                  ---------     --------       ------      ---------        -------      ------
      Total interest earning assets..............   388,513     $ 14,164         7.29%       386,776        $13,610        7.04%
                                                                --------                                    -------
   Non-interest earning assets...................    28,376                                   32,050
                                                  ---------                                ---------
      Total Assets............................... $ 416,889                                $ 418,826
                                                  =========                                =========

LIABILITIES

INTEREST BEARING LIABILITIES:
Deposits
   DDA                                            $  12,086     $      -            -%     $  11,688        $     -           -%
   NOW                                               17,076          141         1.65         16,753            154        1.84
   Savings and clubs.............................   142,799        1,629         2.28        146,285          1,844        2.52
   Money market accounts.........................    18,924          225         2.38         21,123            318        3.01
   Certificates of deposit.......................    88,901        2,153         4.84         86,180          2,037        4.73
                                                  ---------     --------       ------      ---------        -------      ------
      Total Deposits.............................   279,786        4,148         2.97        282,029          4,353        3.09
Borrowed money...................................    97,697        2,742         5.61        100,995          2,791        5.53
                                                  ---------     --------       ------      ---------        -------      ------
Total deposits and interest-bearing liabilities..   377,483        6,890         3.65%       383,024          7,144        3.73%
                                                                --------                                    -------
Non-interest-bearing liabilities.................     6,646                                    3,825
                                                  ---------                                ---------
Total liabilities................................   384,129                                  386,849
Stockholders' equity.............................    32,760                                   31,977
                                                  ---------                                ---------
Total liabilities and stockholders' equity....... $ 416,889                                $ 418,826
                                                  =========                                =========
Net interest income..............................               $  7,274                                    $ 6,466
                                                                ========                                    =======
Interest rate spread.............................                                3.64%                                     3.31%
                                                                               ======                                    ======
Net interest margin..............................                                3.74%                                     3.34%
                                                                               ======                                    ======
   Ratio of average interest earning assets to
   deposits and Interest-bearing liabilities.....                               1.03x                                     1.01x
                                                                               ======                                    ======

---------------------------
(1)      Includes non-accrual loans.
(2)      Includes FHLB stock and fair value of investments available for sale.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

         The Company reported net income for the three-month period ended September 30, 2000, of $280,000 compared to net income of $259,000 for the same period last year. Net income available to common stockholders (net income reduced by dividends relating to the Company's preferred stock) was $231,000, or $0.10 per common share, compared to $259,000, or $0.12 per common share, for the second quarter of fiscal year 2000. Net income for the quarter ended September 30, 2000, includes non-recurring income of approximately $758,000 which represents the net gain realized on the sale of deposits of the bank's Chelsea branch. Excluding the non-recurring income, the Company would have recorded a pre-tax loss of approximately $299,000 for the second quarter of fiscal year 2001.

INTEREST INCOME

         Interest income increased by $361,000, or 5.4%, to $7.1 million for the three months ended September 30, 2000, compared to $6.7 million for the comparable prior year period. The increase was attributable to a higher level of interest-earning assets and an increase in the rate of return on those assets.

         Interest income on loans receivable increased by $597,000, or 12.8%, to $5.3 million for the three months ended September 30, 2000, compared to $4.7 million for the comparable prior year period. The increase primarily reflected a $27.2 million, or 10.9%, increase in the average balance of loans receivable to $276.6 million for the three months ended September 30, 2000, compared to $249.4 million for the prior year period. The increase in the average balance of loans receivable resulted from the origination and purchase of loans funded with proceeds from loan repayments and funds provided from the maturity of investment securities and mortgage-backed securities.

         Interest income on investment securities decreased by $162,000, or 17.3%, to $774,000 for the three months ended September 30, 2000, compared to $936,000 for the prior year period. The decrease was primarily due to the decline in average balance of investment securities, which was somewhat offset by an increase in the average rate of return. The decrease in the average balance of investment securities was primarily attributable to the reallocation of funds from maturing investment securities to the origination and purchase of loans.

         Interest income on mortgage-backed securities decreased by $158,000, or 17.1%, to $764,000 for the three months ended September 30, 2000, compared to $922,000 for the prior year period. The decrease was primarily due to the decline in average balance of mortgage-backed securities. The decrease in the average balance of mortgage-backed securities was primarily due to the reallocation of funds from principal and interest payments from mortgage-backed securities to the origination and purchase of loans.

         Interest income on federal funds sold increased by $84,000, or 45.7%, to $269,000 for the three months ended September 30, 2000, compared to $185,000 the prior year period. The increase primarily reflected a $9.3 million, or 97.1%, increase in the average balance of federal funds sold to $18.9 million for the three months ended September 30, 2000, compared to $9.6 million for the prior year period.

INTEREST EXPENSE

         Interest expense decreased $66,000, or 1.8%, to $3.5 million for the three months ended September 30, 2000, compared to $3.6 million for the prior year period. The decrease in interest expense was due primarily to a decline in the average balance of interest-bearing liabilities coupled with a 2 basis point decline in the annualized cost of deposits and other interest-bearing liabilities compared to the same period last year.

         Interest expense on interest-bearing deposits decreased $54,000, or 2.5%, to $2.1 million for the three months ended September 30, 2000, compared to $2.2 million for the prior year period. The decrease in interest expense was due primarily to a decline in the average rate paid on interest-bearing deposits. This decline in the cost of deposits was primarily the result of a reduction in the rate paid on saving and money market accounts, which was somewhat offset by an increase in the rate paid on certificates of deposit.

         Interest expense on borrowed money decreased $11,000, or 0.8%, for the three months ended September 30, 2000, compared to the prior year period. This decrease in interest expense was primarily due to a decline in the average balance of borrowed money which was somewhat offset by an increase in the rate paid for these funds.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

                   Net interest income before provision for loan losses increased by $427,000, or 13.5%, to $3.6 million for the three months ended September 30, 2000, compared to $3.2 million for the comparable prior year period. Interest income increased by $361,000 while interest expense decreased by $66,000 for the three months ended September 30, 2000, compared to the prior year period.

                   The Company's annualized interest rate spread increased by 36 basis points to 3.61%, while the annualized net interest margin improved by 43 basis points to 3.71% for the three months ended September 30, 2000, compared to the prior year period.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

        The Company provided $450,000 for loan losses for the three-month period ended September 30, 2000, compared to $230,000 for the same period last year. The primary reasons for the increase in the provisions were to replenish the allowance for loan losses, which was reduced by net loan charge-offs of $224,000 for the period, consisting entirely of consumer loans, as well as to respond to the increase in the balance of loans outstanding during the period.

         At September 30, 2000, non-performing loans totaled $2.0 million, or 0.72%, of total loans compared to non-performing loans of $2.1 million, or 0.79%, at March 31, 2000. In addition to non-performing loans, at September 30, 2000, the Company had identified an additional $331,000 of loans as potential problem loans requiring management's close attention. At September 30, 2000, the Bank's allowance for loan losses was $3.2 million compared to $2.9 million at March 31, 2000. At September 30, 2000, the amount of the allowance applicable to non-classified loans was $2.4 million. At September 30, 2000, the ratio of the allowance for loan losses to non-performing loans was 158.72% compared to 138.07% at March 31, 2000, and the ratio of the allowance for loan losses to total loans was 1.14% compared to 1.07% at March 31, 2000.

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

NON-INTEREST INCOME

        Non-interest income increased $777,000 to $1.3 million for the three-month period ended September 30, 2000, compared to $487,000 for the same period last year. The increase in non-interest income is primarily attributable to non-recurring income of approximately $758,000 representing the net gain realized from the sale of the Chelsea branch during the quarter.

NON-INTEREST EXPENSE

     Non-interest expense increased $785,000 to $3.9 million for the quarter ended September 30, 2000, compared to $3.2 million for the same period last year. The increase in non-interest expense is primarily attributable to increases of $461,000 in salaries and employee benefits, $187,000 in other non-interest expense, and to a lesser extent, increases of $48,000 in occupancy expense and $89,000 in equipment expense. The increase in salaries and employee benefits is primarily the result of salary increases required to upgrade and hire more experienced staff. The increase in other non-interest expense is primarily attributable to increases in advertising, consulting fees and legal expense.

INCOME TAX EXPENSE

     For each period presented, the Company applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to income for either period. The taxes of $178,000 for the three-month period ended September 30, 2000, represent New York State and New York City income taxes only.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

        The Company reported net income for the six-month period ended September 30, 2000, of $430,000 compared to net income of $1.0 million for the same period last year. Net income available to common stockholders was $331,000, or $0.15 per common share for the six-month period ended September 30, 2000, compared to $1.0 million, or $0.47 per common share, for the same period last year. Net income for the six-month period ended September 30, 2000, includes non-recurring income of approximately $1.0 million which represents the net gain realized on the sale of deposits of the Bank's Roosevelt and Chelsea branches. Excluding the non-recurring income, the Company would have recorded a pre-tax loss of approximately $381,000 for the six-month period ended September 30, 2000.

INTEREST INCOME

         Interest income increased by $554,000, or 4.1%, to $14.2 million for the six months ended September 30, 2000, compared to $13.6 million for the comparable prior year period. The increase was attributable to a higher level of interest-earning assets and an increase in the rate of return on those assets.

         Interest income on loans receivable increased by $834,000, or 8.6%, to $10.6 million for the six months ended September 30, 2000, compared to $9.7 million for the comparable prior year period. The increase reflected a $21.8 million, or 8.5%, increase in the average balance of loans receivable to $277.0 million for the six months ended September 30, 2000, compared to $255.2 million for the prior year period. The increase in the average balance of loans receivable resulted primarily from the origination and purchase of loans funded with proceeds from loan repayments and funds provided from the maturity of investment securities and mortgage-backed securities.

         Interest income on investment securities decreased by $116,000, or 7.0%, to $1.5 million for the six months ended September 30, 2000, compared to $1.6 million for the prior year period. The decrease was primarily due to the decline in average balance of investment securities, which was somewhat offset by an increase in the average rate of return. The decrease in the average balance of investment securities was primarily attributable to the reallocation of funds from maturing investment securities to the origination and purchase of loans.

         Interest income on mortgage-backed securities decreased by $316,000, or 16.6%, to $1.6 million for the six months ended September 30, 2000, compared to $1.9 million for the prior year period. The decrease was primarily due to the decline in average balance of mortgage-backed securities. The decrease in the average balance of mortgage-backed securities was primarily due to the reallocation of funds from principal and interest payments from mortgage-backed securities to the origination and purchase of loans.

         Interest income on federal funds sold increased by $151,000, or 46.3%, to $478,000 for the six months ended September 30, 2000, compared to $327,000 for the prior year period. The increase primarily reflected a $5.7 million, or 53.3%, increase in the average balance of federal funds sold to $16.3 million for the six months ended September 30, 2000, compared to $10.6 million for the prior year period.

INTEREST EXPENSE

         Interest expense decreased $253,000, or 3.5%, to $6.9 million for the six months ended September 30, 2000, compared to $7.1 million for the prior year period. The decrease in interest expense was due primarily to a decline in the average balance of interest-bearing liabilities coupled with an 8 basis point decline in the annualized cost of deposits and interest-bearing liabilities compared to the same period last year.

         Interest expense on interest-bearing deposits decreased $205,000, or 4.7%, to $4.1 million for the six months ended September 30, 2000, compared to $4.4 million for the prior year period. The decrease in interest expense was due primarily to a decline in the average rate paid on interest-bearing deposits. This decline in the cost of deposits was primarily the result of a reduction in the rate paid on saving and money market accounts, which was somewhat offset by an increase in the rate paid on certificates of deposit.

         Interest expense on borrowed money decreased $49,000, or 1.7%, for the six months ended September 30, 2000, compared to the prior year period. The decrease in interest expense was due primarily to a decline in the average balance of borrowed money which was somewhat offset by an increase in the rate paid for these funds.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

                   Net interest income before provision for loan losses increased by $807,000, or 12.5%, to $7.3 million for the six months ended September 30, 2000, compared to $6.5 million for the comparable prior year period. Interest income increased by $554,000 while interest expense decreased by $253,000 for the six months ended September 30, 2000, compared to the prior year period.

         The Company's annualized interest rate spread increased by 33 basis points to 3.64%, while the annualized net interest margin improved by 40 basis points to 3.74% for the six months ended September 30, 2000, compared to the prior year period.

PROVISION FOR LOAN LOSSES

         The Company provided $893,000 for loan losses for the six-month period ended September 30, 2000, compared to $380,000 for the same period last year. The primary reasons for the increase in the provision were to replenish the allowance for loan losses, which was reduced by net charge-offs of $614,000 for the period, as well as to respond to the increase in the balance of loans outstanding during the period. Net loan charge-offs for the period consist of 1-4 family mortgage loans of $252,000 and consumer loans of $362,000.

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

NON-INTEREST INCOME

        Non-interest income increased $1.0 million to $1.9 million for the six-month period ended September 30, 2000, compared to $938,000 for the same period last year. The increase in non-interest income is primarily attributable to non-recurring income of approximately $1.0 million representing the net gain realized from the sale of the bank's Roosevelt and Chelsea branches.

NON-INTEREST EXPENSES

         Non-interest expense increased $1.7 million to $7.7 million for the six-month period ended September 30, 2000, compared to $6.0 million for the same period last year. The increase in non-interest expense is primarily attributable to increases of $594,000 in salaries and employee benefits and $907,000 in other non-interest expense, and to a lesser extent, increases of $129,000 in occupancy expense and $86,000 in equipment expense. The increase in salaries and employee benefits is primarily the result of salary increases required to upgrade and hire more experienced staff. The increase in other non-interest expenses is primarily attributable to increases in advertising, consulting fees, audit expense and legal expense.

INCOME TAX EXPENSE

           For each period presented, the Company applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to income for either period. The taxes of $202,000 for the six-month period ended September 30, 2000, represent New York State and New York City income taxes only.

NEW ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") - a replacement of SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2000, in the Company's Annual Report of Form 10-K, as amended and filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at September 30, 2000, compared to March 31, 2000.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. At September 30, 2000, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

         Disclosure regarding other legal proceedings that the Company is a party to is presented on Carver's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission. There have been no material changes with regard to such legal proceedings since the filing of the Annual Report on Form 10-K, as amended. The following is an update of the discussion provided therein:

         On or about July 20, 2000, The Holding Company filed its answer to the Delaware section 220 complaint, filed in the Court of Chancery of the State of Delaware, in and for New castle County on June 29, 2000, entitled, KEVIN COHEE AND TERI WILLIAMS V. CARVER BANCORP, INC. The Holding Company has produced responsive documents and believes that the complaint is now moot.

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

                           Exhibit 27.  Financial Data Schedule

                           Exhibit 99.  Appointment of New Officer

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CARVER BANCORP, INC.


Date: November 14, 2000                  /s/ Deborah C. Wright
                                         ---------------------
                                         Deborah C. Wright
                                         President and Chief Executive Officer





Date: November 14, 2000                  /s/ James Boyle
                                         ---------------
                                         James Boyle
                                         Senior Vice President

                                  EXHIBIT INDEX

          Exhibit                       Description
          -------                       -----------
           11                           Net income per share.

           27                           Financial Data Schedule

           99                           Appointment of New Officer

                                   EXHIBIT 11
                       COMPUTATION OF NET INCOME PER SHARE
        FOR THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


                                               Three Months Ended           Six Months Ended
                                                  September 30,               September 30,
                                         ----------------------------  -------------------------
                                              2000            1999          2000         1999
                                           ----------     ----------    ----------    ----------
EARNINGS PER COMMON SHARE - BASIC
Net income...............................  $  280,328     $  259,433    $  429,648    $1,046,329
Preferred dividends......................     (49,219)             0       (98,438)            0
Net income - basic.......................  $  231,109     $  259,433    $  331,210    $1,046,329
                                           ----------     ----------    ----------    ----------

Weighted average common shares
      outstanding - basic................   2,256,753      2,223,218     2,254,497     2,220,784
                                           ----------     ----------    ----------    ----------

Earning per common share - basic.........  $     0.10     $     0.12    $     0.15    $     0.47
                                           ----------     ----------    ----------    ----------

Earnings per common share - diluted
Net income - basic.......................  $  231,109     $  259,433    $  331,210    $1,046,329
Impact of potential conversion of
  convertible preferred stock
   to common stock.......................      49,219              0       98,438
                                           ----------     ----------    ----------    ----------
                                                                                               0
Net income - diluted.....................  $  280,328     $  259,433    $  429,648    $1,046,329
                                           ----------     ----------    ----------    ----------

Weighted average shares
  outstanding - basic.....................  2,256,753      2,223,218     2,254,497    2,220,784

Effect of dilutive securities -
  convertible preferred stock ............    208,333              0       208,333             0
                                           ----------     ----------    ----------    ----------
Weighted average shares
  outstanding - diluted..................   2,465,086      2,223,218     2,462,830     2,220,784
                                           ----------     ----------    ----------    ----------
Earning per common share - diluted....... Anti-dilutive   $     0.12   Anti-dilutive      $ 0.47
                                                          ----------                  ----------

EXHIBIT 27


                             FINANCIAL DATA SCHEDULE
            AT AND FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000

         This schedule contains summary financial information extracted from the balance sheet and the statement of earnings of Carver Bancorp, Inc. at September 30, 2000, and for the six-month period then ended and is qualified in its entirety by reference to such financial statements.


ITEM NUMBER   ITEM DESCRIPTION                                          AMOUNT
-----------   ----------------                                          ------

9-03(1)       Cash                                                    12,112,447
9-03(2)       Interest-bearing deposits                                        0
9-03(3)       Federal funds sold                                      32,900,000
9-03(4)       Trading account assets                                           0
9-03(6)       Investments-held-for-sale                                   39,898
9-03(6)       Investments - carrying                                  73,837,732
9-03(6)       Investment - market                                     71,941,839
9-03(7)       Loans                                                  282,722,997
9-03(7)(2)    Allowance for losses                                     3,214,442
9-03(11)      Total assets                                           421,965,157
9-03(12)      Deposits                                               267,248,732
9-03(13)      Short-term borrowings                                  114,136,485
9-03(15)      Other liabilities                                        7,044,709
9-03(16)      Long-term debt                                             462,135
9-03(19)      Preferred stock - mandatory redemption                           0
9-03(20)      Preferred stock - no mandatory redemption                    1,000
9-03(21)      Common Stocks                                               23,144
9-03(22)      Other stockholders' equity                              33,048,952
9-03(23)      Total liabilities and stockholders' equity             421,965,157
9-04(1)       Interest and fees on loans                              10,572,920
9-04(2)       Interest and dividends on investments                    3,112,431
9-04(4)       Other interest income                                      478,447
9-04(5)       Total interest income                                   14,163,798
9-04(6)       Interest on deposits                                     4,148,161
9-04((9)      Total interest expense                                   6,889,964
9-04(10)      Net interest income                                      7,273,834

9-04(11)      Provision for loan losses                                  892,719
9-04(13)(h)   Investment securities gains/losses                               0
9-04(14)      Other expenses                                           7,694,245
9-04(15)      Income/loss before income tax                              631,927
9-04(17)      Income/loss before extraordinary items                     631,927
9-04(18)      Extraordinary items, less tax                                    0
9-04(19)      Cumulative change in accounting principles                       0
9-04(20)      Net income or loss                                         429,648
9-04(21)      Earnings per share - basic                                    0.15
9-04(21)      Earnings per share - fully diluted                            0.15

GUIDE NUMBER  ITEM DESCRIPTION                                           AMOUNT
------------  ----------------                                           ------

I.B.5         Net yield - interest earning assets - actual                  7.29
III.C.1(a)    Loans on non accrual                                     2,025,219
III.C.1(b)    Accruing loans past due 90 days or more                          0
III.C.1(c)    Troubled debt restructuring                                      0
III.C.2       Potential problem loans                                    330,815
IV.A.1        Allowance for loan loss - beginning of period            2,935,314
IV.A.2        Total charge offs                                          650,849
IV.A.3        Total recoveries                                            37,258
IV.A.4        Allowance for loan loss - end of period                  3,214,442
IV.B.1        Loan loss allowance allocated to domestic loans          3,214,442
IV.B.2        Loan loss allowance allocated to foreign loans                   0
IV.B.3        Loan loss allowance - unallocated                        2,364,731

                                   EXHIBIT A-1
                                   -----------

                           CARVER FEDERAL SAVINGS BANK
                      NEW OFFICER AND KEY MANAGERIAL HIRES
                          OCTOBER 1999 - SEPTEMBER 2000
                              (listed by seniority)

ADDITION OF SENIOR EXECUTIVE

On September 19, 2000, William Schult was appointed Vice President and Controller. Mr. Schult is a 26 veteran of the banking industry, having served in senior positions at the Nassau Trust Company, Fleet Bank and the Dime Savings Bank of New York. Mr. Schult received a BBA in Accounting from Hofstra University and is a Certified Public Accountant in the State of New York.