Form 10-Q
period 2000-12-31
CARVER BANCORP INC
filed 2001-02-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


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

                                    Yes X   No ______


      Common Stock, par value $.01                      2,314,275
- --------------------------------------      ------------------------------------
             Class                             Outstanding at January 31, 2001

                                    CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION
         ---------------------

           Item 1.   Financial Statements

                        Consolidated Statements of Financial
                        Condition as of December 31, 2000 and
                        March 31, 2000 (unaudited)............................1

                        Consolidated Statements of Operations for
                        the Three and Nine-Month Periods Ended
                        December 31, 2000 and 1999 (unaudited)................2

                        Consolidated Statements of Cash Flows for
                        Nine-Month Periods Ended December 31, 2000
                        and 1999 (unaudited)..................................3

                        Notes to Consolidated Financial Statements
                       (unaudited)............................................4

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................5

           Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk..............................................15


PART II.  OTHER INFORMATION
          -----------------

           Item 1.   Legal Proceedings........................................16

           Item 2.   Changes in Securities and Use of Proceeds................16

           Item 3.   Defaults Upon Senior Securities..........................16

           Item 4.   Submission of Matters to a Vote of Security Holders......16

           Item 5.   Other Information........................................16

           Item 6.   Exhibits and Reports on Form 8-K.........................16


SIGNATURES....................................................................17

Exhibits......................................................................18

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                As of              As of
                                                                              December 31,        March 31,
                                                                                2000               2000
                                                                              -------------    -------------
ASSETS

Cash and due from banks ...................................................   $   9,986,489    $  10,902,497
Federal funds sold ........................................................      24,900,000       11,300,000
                                                                              -------------    -------------
   Total cash and cash equivalents ........................................      34,886,489       22,202,497
                                                                              -------------    -------------

Investment securities held to maturity (estimated fair values of $25,384,624
   and $24,308,640 at December 31, 2000 and March 31, 2000) ...............      24,997,238       24,995,850
U.S. Government securities available for sale .............................      19,952,223       24,952,220
Mortgage-backed securities held to maturity, net (estimated fair values of
   $46,053,496 and $51,939,162 at December 31, 2000 and March 31, 2000) ...      47,013,203       54,229,230
Loans receivable ..........................................................     276,506,567      273,083,331
   Less allowance for loan losses .........................................      (3,300,008)      (2,935,314)
                                                                              -------------    -------------
   Loans receivable, net ..................................................     273,206,559      270,148,017
                                                                              -------------    -------------
Real estate owned, net ....................................................         503,161          922,308
Property and equipment, net ...............................................      10,599,053       11,175,334
Federal Home Loan Bank of New York stock, at cost .........................       5,754,600        5,754,600
Accrued interest receivable ...............................................       2,211,779        2,653,266
Excess of cost over net assets acquired, net ..............................         656,975          816,780
Other assets ..............................................................       1,717,399        2,268,430
                                                                              -------------    -------------
   Total assets ...........................................................   $ 421,498,679    $ 420,118,532
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ...............................................................   $ 273,919,683    $ 281,941,338
   Securities sold under agreement to repurchase ..........................       4,930,000       31,337,000
   Advances from Federal Home Loan Bank of New York .......................     102,314,282       66,688,456
   Other borrowed money ...................................................         416,602          553,201
   Other liabilities ......................................................       7,422,212        6,957,680
                                                                              -------------    -------------
     Total liabilities ....................................................     389,002,779      387,477,675
                                                                              -------------    -------------

Stockholders' equity:
   Preferred stock, $0.01 par value per share; 1,000,000 shares
     authorized; 100,000 issued and outstanding ...........................           1,000            1,000
   Common stock, $0.01 par value per share; 5,000,000 shares
     authorized; 2,314,275 shares issued and outstanding ..................          23,144           23,144
   Additional paid-in capital .............................................      23,778,411       23,789,111
   Retained earnings - Substantially restricted ...........................       9,329,540        9,479,552
   Common stock acquired by Employee Stock Ownership Plan .................        (515,351)        (651,950)
   Common stock acquired by Management Recognition Plan ...................        (120,844)               0
                                                                              -------------    -------------
     Total stockholders' equity ...........................................      32,495,900       32,640,857
                                                                              -------------    -------------
        Total liabilities and stockholders' equity ........................   $ 421,498,679    $ 420,118,532
                                                                              =============    =============

See accompanying notes to consolidated financial statements

                              CARVER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                  December 31,                   December 31,
                                          ----------------------------   ----------------------------
                                             2000            1999            2000           1999
                                          ------------    ------------   ------------    ------------
Interest income:

   Loans ..............................   $  5,416,672    $  4,911,141   $ 15,989,592    $ 14,649,746
   Mortgage-backed securities .........        759,733         874,361      2,346,812       2,777,144
   Investment securities ..............        667,947       1,024,735      2,193,300       2,665,743
   Federal funds sold .................        352,971         184,935        831,418         511,993
                                          ------------    ------------   ------------    ------------
     Total interest income ............      7,197,323       6,995,172     21,361,122      20,604,626
                                          ------------    ------------   ------------    ------------

Interest expense:
   Deposits ...........................      2,144,091       2,139,617      6,292,252       6,492,359
   Advances and other borrowed money ..      1,600,900       1,360,111      4,342,703       4,150,723
                                          ------------    ------------   ------------    ------------
     Total interest expense ...........      3,744,991       3,499,728     10,634,955      10,643,082
                                          ------------    ------------   ------------    ------------

Net interest income ...................      3,452,332       3,495,444     10,726,167       9,961,544
Provision for loan losses .............        450,000         225,000      1,342,719         605,000
                                          ------------    ------------   ------------    ------------
Net interest income after provision
   for loan losses ....................      3,002,332       3,270,444      9,383,448       9,356,544
                                          ------------    ------------   ------------    ------------

Non interest income:
   Loan fees and service charges ......         68,640          87,028        258,015         275,756
    Income from sale of deposits ......              0               0      1,012,871               0

   Other ..............................        429,505         416,870      1,172,316       1,166,099
                                          ------------    ------------   ------------    ------------
     Total non-interest income ........        498,145         503,898      2,443,202       1,441,855
                                          ------------    ------------   ------------    ------------

Non-interest expense:
   Salaries and employee benefits .....      1,528,417       1,266,464      4,607,258       3,750,900
   Net occupancy expense  .............        339,449         368,794      1,133,418       1,033,371
   Equipment ..........................        304,075         256,227        973,106         839,369
   Other ..............................      1,770,317       1,310,638      4,922,723       3,556,210
                                          ------------    ------------   ------------    ------------
     Total non-interest expense  ......      3,942,258       3,202,123     11,636,505       9,179,850
                                          ------------    ------------   ------------    ------------

(Loss) income before income taxes .....       (441,781)        572,219        190,145       1,618,549
State and local income (benefit) taxes         (44,778)         23,000        157,501          23,000
                                          ------------    ------------   ------------    ------------

Net (loss) income .....................   $   (397,003)   $    549,219   $     32,644    $  1,595,549
                                          ============    ============   ============    ============

Dividends applicable to preferred stock   $     49,218    $          0   $    147,656    $          0
                                          ============    ============   ============    ============

Net (loss) income available to common
   stockholders .......................   $   (446,221)   $    549,219   $   (115,012)   $  1,595,549
                                          ============    ============   ============    ============
Net (loss) income per common share -
   basic...............................   $      (0.20)    $      0.25   $     (0.05)    $      0.72
                                          ============    ============   ============    ============
Weighted average number of
   common shares outstanding...........      2,261,322       2,229,392     2,256,780       2,223,664
                                          ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                              CARVER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                             December 31,
                                                                     ------------------------------
                                                                        2000              1999
                                                                     -------------    -------------
Cash flows from operating activities:
Net income .......................................................   $      32,644    $   1,595,549
Adjustments to reconcile net income to net cash provided by
    operating activities
Depreciation and amortization of premises and equipment ..........         851,483          669,973
Amortization of intangibles ......................................         159,805          159,805
Other amortization and accretion, net ............................        (330,729)         198,889
Provision for loan losses ........................................       1,342,719          605,000
Gain on sale of branches .........................................      (1,012,871)               0

Charge-off of branch improvements and related items, net .........         221,624                0
Net gain on foreclosed real estate ...............................         (23,636)               0
Impairment of foreclosed real estate .............................          90,180           15,099
Allocation of ESOP stock .........................................         125,899          125,797
Decrease in accrued interest receivable ..........................         441,487          710,024
Decrease in other assets .........................................         551,031        1,688,765
Increase (decrease) in other liabilities .........................         464,532       (1,899,018)
                                                                     -------------    -------------
Net cash provided by operating activities ........................       2,914,168        3,869,883
                                                                     -------------    -------------

Cash flows from investing activities:
Purchases of securities available for sale .......................    (126,387,731)    (385,000,000)
Proceeds from maturities of securities available for sale ........     131,908,883      385,000,000
Purchase of investment securities held to maturity ...............               0      (25,000,000)
Principal repayment of mortgage backed securities held to maturity       7,023,842       10,496,098
Net (increase) decrease in loans receivable ......................      (4,400,890)      13,645,753
Additions to premises and equipment ..............................        (496,826)        (294,762)
Proceeds from sale of real estate owned ..........................         352,603                0
Net cash provided by (used in) investing activities ..............       7,999,881       (1,152,911)
                                                                     -------------    -------------

Cash flows from financing activities:
Cash paid to fund sale of deposits ...............................     (21,463,587)               0
Net increase in deposits .........................................      14,454,803          355,489
Net decrease in securities sold under agreements to repurchase ...     (26,407,000)      (4,000,000)
Repayment of advances from Federal Home Loan Bank of New York ....     (69,374,174)         (14,942)
Advances from Federal Home Loan Bank of New York .................     105,000,000                0
Repayment of other borrowed money ................................        (136,599)        (189,543)
Purchase of shares for Management Recognition Plan ...............        (120,844)               0
Dividends paid ...................................................        (182,656)               0
                                                                     -------------    -------------
Net cash provided by (used in) financing activities ..............       1,769,943       (3,848,996)
                                                                     -------------    -------------

Net increase (decrease) in cash and equivalents ..................      12,683,992       (1,132,024)
Cash and equivalents - beginning .................................      22,202,497       21,320,748
                                                                     -------------    -------------

Cash and equivalents - ending ....................................   $  34,886,489    $  20,188,724
                                                                     =============    =============


Supplemental disclosure of cash flow information: Cash paid for:
Interest .........................................................   $  10,244,673    $  10,122,297
                                                                     =============    =============
Federal, state and city income taxes .............................   $     197,254    $      27,938
                                                                     =============    =============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The consolidated results of operations and other data for the three-month and nine-month periods ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001 ("fiscal year 2001"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding"), and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

(2)  NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month and nine-month periods ended December 31, 2000, preferred dividends of $49,218 and $147,656, respectively, were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the nine-month and nine-month periods ended December 31, 2000, shares of common stock potentially issuable from the conversion of preferred stock are antidilutive. Accordingly, only basic earnings per share are presented.

(3)  RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the current year presentation.

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

Financial Condition

Assets

     At December 31, 2000, total assets increased by approximately $1.4 million to $421.5 million, compared to $420.1 million at March 31, 2000. The increase primarily reflects increases of $12.7 million in cash and cash equivalents and $3.1 million in net loans receivable, offset in part by decreases of $5.0 million in securities available for sale and $7.2 million in mortgage-backed securities.

     The increase in cash and cash equivalents was primarily provided by the cash proceeds from the maturity of securities available for sale and mortgage-backed securities held to maturity, which were invested in federal funds sold.

     The net increase in loans during the first nine months of fiscal year 2001 includes loan originations of approximately $20.1 million and loans purchases of approximately $17.1 million, partially offset by loan repayments during the period.

     The decreases in securities available for sale and mortgage-backed securities represent maturities and/or pay downs that occurred during the first nine months of the fiscal year. The funds received from these maturities and/or pay downs were reallocated and primarily invested in federal funds sold.

Liabilities and Stockholders' Equity

Liabilities

           At December 31, 2000, total liabilities increased by approximately $1.5 million to $389.0 million, compared to $387.5 million at March 31, 2000. The increase in liabilities primarily reflected an increase of $9.1 million in total borrowings, offset in part by a decrease of $8.0 million in deposits.

     The decrease in deposits was primarily attributable to the sale of deposits from the Roosevelt and Chelsea branches during the first six months of the fiscal year. Changes in deposit balances during the period included decreases of $14.8 million in regular savings and club accounts, $5.9 million in NOW accounts and $3.2 million in money market accounts, offset in part by an increase of $15.9 million in certificates of deposit. Excluding the deposits of the Roosevelt and Chelsea branches, total deposits for the remaining branches increased by approximately $19.8 million during the first nine months of fiscal year 2001.

Stockholders' Equity

     Stockholders' equity of $32.5 million at December 31, 2000 represents a decrease of $145,000 from the balance at March 31, 2000. This decrease was primarily attributable to dividends declared on the preferred stock and the purchase of shares to fund the Management Recognition Plan, offset in part by net income and the amortization of the earned portion of restricted grants related to the Employee Stock Ownership Plan. During the nine months ended December 31, 2000, dividends of $182,656 were declared and paid on the Company's preferred stock.

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

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended September 30, 2000, cash and cash equivalents increased by $12.7 million. Net cash provided by operating activities was $2.9 million, representing primarily net income adjusted for depreciation and amortization, the provision for loan losses, the net gain from the sale of deposits, the charge-off of branch improvements and related items. Net cash provided by investing activities was $8.0 million, representing primarily the net cash provided by the maturity of securities available for sale and principal repayments of mortgage-backed securities held to maturity, offset in part by a net increase in loans. Net cash provided by financing activities was $1.8 million, representing primarily a net increase in deposits and advances from the Federal Home Loan Bank of New York, offset in part by cash paid to fund the sale of deposits and a decrease in securities sold under agreement to repurchase.

     The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision ("OTS", the Bank's primary federal regulator). The minimum required liquidity ratio is currently 4.0%. At December 31, 2000 the Bank's liquidity ratio was 12.8%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The OTS also requires that the Bank meet minimum capital requirements. At December 31, 2000, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at December 31, 2000.

                                                                            Amount         % of Assets
                                                                        -------------     --------------
                                                                             (Dollars in thousands)
                Total capital (to risk-weighted assets):

                Capital level...................................        $     32,064             16.08%
                Less requirement................................              15,940              8.00
                                                                        ------------       -----------
                Excess..........................................        $     16,114              8.08%
                                                                        ============       ===========

                Tier 1 capital (to risk-weighted assets):
                Capital level...................................        $     29,590             14.84%
                Less requirement................................               7,975              4.00
                                                                        ------------       -----------
                Excess..........................................        $     21,615             10.84%
                                                                        ============       ===========

                Tier 1 leverage capital (to adjusted assets):
                Capital level...................................        $     29,590              7.03%
                Less requirement................................              16,847              4.00
                                                                        ------------       -----------
                Excess..........................................        $     12,743              3.03%
                                                                        ============       ===========


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

         The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflect the average yield on assets and the average cost of liabilities for the period, indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances on accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                                        Three Months Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                                                  2000
                                                                  -----------------------------------------------------------------
                                                                          Average                                      Annualized
                                                                          Balance               Interest             Avg. Yield/Cos
                                                                  ---------------------- ----------------------  ------------------
                                                                                              (Dollars in thousands)
Assets
Interest Earning Assets
    Loans (1)..................................................       $      275,621         $        5,416               7.86%
    Investment securities (2)..................................               40,750                    668               6.56
    Mortgage-backed securities.................................               47,922                    760               6.34
    Federal funds sold.........................................               21,775                    353               6.48
                                                                      --------------         --------------           --------
       Total interest earning assets...........................              386,068         $        7,197               7.46%
                                                                                             --------------
    Non-interest earning assets................................               26,894
                                                                      --------------
       Total Assets............................................       $      412,962
                                                                      ==============

Liabilities

Interest Bearing Liabilities
Deposits
    DDA                                                               $       10,976         $           -                     -%
    NOW                                                                       14,406                     58               1.61
    Savings and clubs..........................................              132,893                    730               2.20
    Money market accounts......................................               16,720                     99               2.37
    Certificates of deposit....................................               95,071                  1,257               5.29
                                                                      --------------         --------------           --------
       Total deposits..........................................              270,066                  2,144               3.18
Borrowed money.................................................              102,845                  1,601               6.23
                                                                      --------------         --------------           --------
Total deposits and interest-bearing liabilities................              372,911                  3,745               4.02%
                                                                                             --------------
Non-interest-bearing liabilities...............................                7,221
                                                                      --------------
Total liabilities..............................................              380,132
Stockholders' equity...........................................               32,830
                                                                      --------------
Total liabilities and stockholders' equity.....................       $      412,962
                                                                      ==============
Net interest income............................................                              $        3,452
                                                                                             ==============
Interest rate spread...........................................                                                           3.44%
                                                                                                                      ========
Net interest margin............................................                                                           3.58%
                                                                                                                      ========
Ratio of average interest earning assets to deposits and other
interest-bearing liabilities...................................                                                           1.04x
                                                                                                                      ==========

                                                                                                     1999
                                                                    ---------------------------------------------------------------
                                                                           Average                                    Annualized
                                                                           Balance                Interest          Avg. Yield/Cost
                                                                    ---------------------  ---------------------- -----------------
                                                                                              (Dollars in thousands)
Assets
Interest Earning Assets
    Loans (1)..................................................         $      249,726          $        4,911              7.87%
    Investment securities (2)..................................                 66,041                   1,025              6.21
    Mortgage-backed securities.................................                 57,155                     874              6.12
    Federal funds sold.........................................                 11,575                     185              6.39
                                                                        --------------          --------------          --------
       Total interest earning assets...........................                384,497          $        6,995              7.28%
                                                                                                --------------
    Non-interest earning assets................................                 28,444
                                                                        --------------
       Total Assets............................................         $      412,941
                                                                        ==============

Liabilities

Interest Bearing Liabilities
Deposits
    DDA                                                                 $       11,025          $           -                    -%
    NOW                                                                         16,755                      76              1.81
    Savings and clubs..........................................                144,132                     919              2.55
    Money market accounts......................................                 19,558                     123              2.52
    Certificates of deposit....................................                 86,493                   1,022              4.73
                                                                        --------------          --------------          --------
       Total deposits..........................................                277,963                   2,140              3.08
Borrowed money.................................................                 97,906                   1,360              5.56
                                                                        --------------          --------------          --------
Total deposits and interest-bearing liabilities................                375,869                   3,500              3.72%
                                                                                                --------------
Non-interest-bearing liabilities...............................                  4,060
                                                                        --------------
Total liabilities..............................................                379,929
Stockholders' equity...........................................                 33,012
                                                                        --------------
Total liabilities and stockholders' equity.....................         $      412,941
                                                                        ==============
Net interest income............................................                                 $        3,495
                                                                                                ==============
Interest rate spread...........................................                                                             3.56%
                                                                                                                        ========
Net interest margin............................................                                                             3.64%
                                                                                                                        ========
Ratio of average interest earning assets to deposits and other
interest-bearing liabilities...................................                                                             1.02x
                                                                                                                        ========


- ----------
(1)        Includes non-accrual loans.
(2)        Includes FHLB stock and fair value of investments available for sale.

                                                                                       Nine Months Ended December 31,
                                                                  ------------------------------------------------------------------
                                                                                                  2000
                                                                  ------------------------------------------------------------------
                                                                          Average                                      Annualized
                                                                          Balance               Interest               Yield/Cost
                                                                  ---------------------- ----------------------  -------------------
                                                                                           (Dollars in thousands)
Assets
Interest Earning Assets
    Loans (1)..................................................       $      276,541         $       15,990               7.71%
    Investment securities (2)..................................               42,566                  2,193               6.87
    Mortgage-backed securities.................................               50,482                  2,347               6.20
    Federal funds sold.........................................               18,108                    831               6.12
                                                                      --------------         --------------           --------
       Total interest earning assets...........................              387,697         $       21,361               7.35%
                                                                                             --------------
    Non-interest earning assets................................               27,883
                                                                      --------------
       Total Assets............................................       $      415,580
                                                                      ==============

Liabilities

Interest Bearing Liabilities:
Deposits
    DDA                                                               $       11,716         $           -                     -%
    NOW                                                                       16,186                    199               1.64
    Savings and clubs..........................................              139,497                  2,359               2.25
    Money market accounts......................................               18,190                    324               2.37
    Certificates of deposit....................................               90,957                  3,410               5.00
                                                                      --------------         --------------           --------
       Total deposits..........................................              276,546                  6,292               3.03
Borrowed money.................................................               99,413                  4,343               5.82
                                                                      --------------         --------------           --------
Total deposits and interest-bearing liabilities................              375,959                 10,635               3.77%
                                                                                             --------------
Non-interest-bearing liabilities...............................                6,838
                                                                      --------------
Total liabilities..............................................              382,797
Stockholders' equity...........................................               32,783
                                                                      --------------
Total liabilities and stockholders' equity.....................       $      415,580
                                                                      ==============
Net interest income............................................                              $       10,726
                                                                                             ==============
Interest rate spread...........................................                                                           3.58%
                                                                                                                      ========
Net interest margin............................................                                                           3.69%
                                                                                                                      ========
    Ratio of average interest earning assets to deposits and other
    interest-bearing liabilities...............................                                                           1.03x
                                                                                                                       =======

                                                                                       Nine Months Ended December 31,
                                                                 -------------------------------------------------------------------
                                                                                                 1999
                                                                 --- ---------------------------------------------------------------
                                                                             Average                                      Annualized
                                                                             Balance                Interest              Yield/Cost
                                                                --- ----------------------  ---------------------- ----------------
                                                                                           (Dollars in thousands)
Assets
Interest Earning Assets
    Loans (1)..................................................          $      254,857          $       14,650              7.66%
    Investment securities (2)..................................                  58,795                   2,666              6.05
    Mortgage-backed securities.................................                  60,504                   2,777              6.12
    Federal funds sold.........................................                  11,359                     512              6.01
                                                                         --------------          --------------          --------
       Total interest earning assets...........................                 385,515          $       20,605              7.13%
                                                                                                 --------------
    Non-interest earning assets................................                  32,349
                                                                         --------------
       Total Assets............................................          $      416,864
                                                                         ==============

Liabilities

Interest Bearing Liabilities:
Deposits
    DDA                                                                  $       11,467          $           -                    -%
    NOW                                                                          16,753                     233              1.85
    Savings and clubs..........................................                 145,568                   2,755              2.52
    Money market accounts......................................                  20,601                     476              3.08
    Certificates of deposit....................................                  86,284                   3,028              4.68
                                                                         --------------          --------------          --------
       Total Deposits..........................................                 280,673                   6,492              3.08
Borrowed money.................................................                  99,966                   4,151              5.54
                                                                          -------------          --------------          --------
Total deposits and interest-bearing liabilities................                 380,639                  10,643              3.73%
                                                                                                 --------------
Non-interest-bearing liabilities...............................                   3,904
                                                                         --------------
Total liabilities..............................................                 384,543
Stockholders' equity...........................................                  32,321
                                                                         --------------
Total liabilities and stockholders' equity.....................          $      416,864
                                                                         ==============
Net interest income............................................                                  $        9,962
                                                                                                 ==============
Interest rate spread...........................................                                                              3.40%
                                                                                                                         ========
Net interest margin............................................                                                              3.45%
                                                                                                                         ========
    Ratio of average interest earning assets to deposits and
    other interest-bearing liabilities.........................                                                             1.01x
                                                                                                                         =======

- ----------
(1)        Includes non-accrual loans.
(2)        Includes FHLB stock and fair value of investments available for sale.

Comparison of Operating Results for the
Three Months Ended December 31, 2000 and 1999

General

     The Company reported a net loss for the three-month period ended December 31, 2000 of $446,000, or $0.20 per common share, compared to net income of $549,000, or $0.25 per common share, for the same period last year.

Interest Income

           Interest income increased by $202,000 or 2.9% to $7.2 million for the three months ended December 31, 2000, compared to $7.0 million for the comparable prior year period. The increase was attributable to a higher level of interest-earning assets and, to a lesser extent, an increase in the rate of return on those assets.

           Interest income on loans receivable increased by $506,000, or 10.3%, to $5.4 million for the three months ended December 31, 2000, compared to $4.9 million for the comparable prior year period. The increase primarily reflected a $25.9 million, or 10.4%, increase in the average balance of loans receivable to $275.6 million for the three months ended December 31, 2000, compared to $249.7 million for the prior year period. The increase in the average balance of loans receivable was primarily attributable to the origination of multifamily and commercial mortgage loans and the purchase of one-to-four family mortgage loans.

           Interest income on investment securities decreased by $357,000, or 34.8%, to $668,000 for the three months ended December 31, 2000, compared to $1,025,000 for the prior year period. The decrease was primarily due to the decline in average balance of investment securities, which was offset, in part, by an increase in the average yield.

     Interest income on mortgage-backed securities decreased by $115,000, or 13.1%, to $760,000 for the three months ended December 31, 2000, compared to $874,000 for the prior year period. The decrease was primarily due to the decline in the average balance of mortgage-backed securities, which was offset, in part, by an increase in the average yield. The decrease in the average balance of mortgage-backed securities was primarily due to principal repayments.

           Interest income on federal funds sold increased by $168,000, or 90.9%, to $353,000 for the three months ended December 31, 2000, compared to $185,000 the prior year period. The increase was almost entirely the result of a $10.2 million, or 88.1%, increase in the average balance of federal funds sold to $21.8 million for the three months ended December 31, 2000, compared to $11.6 million for the prior year period.

Interest Expense

           Interest expense increased $245,000, or 7.0%, to $3.7 million for the three months ended December 31, 2000, compared to $3.5 million for the prior year period. The increase in interest expense was due primarily to a 30 basis point increase in the annualized cost of deposits and interest-bearing liabilities compared to the same period last year.

     Interest expense on deposits increased $4,000 to $2.1 million for the three months ended December 31, 2000, compared to the prior year period. The increase in interest expense was due primarily to an increase in the average rate paid on deposits, which was somewhat offset, in part, by a decrease in the average balance of deposits.

     Interest expense on borrowed money increased $241,000, or 17.7% to $1.6 million, for the three months ended December 31, 2000, compared to the prior year period to $1.6 million. The increase in interest expense was due to an increase in the rate paid for these funds and, to a lesser extent, an increase in the average balance of borrowed money.

Net Interest Income Before Provision for Loan Losses

     Net interest income before provision for loan losses decreased by $43,000 or 1.2% to $3.5 million for the three months ended December 31, 2000. Interest income increased by $202,000 while interest expense increased by $245,000 for the three months ended December 31, 2000, compared to the prior year period.

     The Company's annualized interest rate spread decreased by 12 basis points to 3.44%, while the annualized net interest margin declined by 6 basis points to 3.58% for the three months ended December 31, 2000, compared to the prior year period.


Provision for Loan Losses and Asset Quality

     The Company provided $450,000 for loan losses for the three-month period ended December 31, 2000 compared to $225,000 for the same period last year. The primary reasons for the increase in the provision were to replenish the allowance for loan losses, which was reduced by net loan charge-offs of $364,000 for the period, consisting entirely of consumer loans, as well as to respond to the increase in the balance of loans outstanding during the period. Carver ceased originations of unsecured consumer loans in fiscal year 1999, but continues to incur losses from loans that remain outstanding. Management is actively reviewing options in an effort to resolve credit quality problems associated with the unsecured consumer loan portfolio.

     At December 31, 2000, non-performing loans totaled $2.4 million, or 0.88%, of total loans compared to non-performing loans of $2.1 million or, 0.79%, at March 31, 2000. At December 31, 2000, the Bank's allowance for loan losses was $3.3 million compared to $2.9 million at March 31, 2000. At December 31, 2000, the amount of the allowance applicable to non-classified loans was $2.3 million. At December 31, 2000, the ratio of the allowance for loan losses to non-performing loans was 135.33% compared to 138.07% at March 31, 2000, and the ratio of the allowance for loan losses to total loans was 1.19% compared to 1.07% at March 31, 2000.

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

Non-Interest Income

         Non-interest income decreased $6,000 to $498,000 for the three-month period ended December 31, 2000, compared to $504,000 for the same period last year.

Non-Interest Expense

     Non-interest expense increased $740,000 to $3.9 million for the quarter ended December 31, 2000, compared to $3.2 million for the same period last year. The increase in non-interest expense is primarily attributable to increases of $262,000 in salaries and employee benefits and $460,000 in other non-interest expense. The increase in salaries and employee benefits is primarily the result of salary increases required to hire more experienced staff. The increase in other non-interest expense is primarily attributable to increases in consulting fees, audit expense and legal expense. Overall, the increase in non-interest expense is attributable to management's efforts to stabilize and rebuild Carver's operating platform and improve customer service.

Income Tax Expense

     For each period presented, the Company either had a federal tax loss or applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to either period. The tax benefit of $44,800 for the three-month period ended December 31, 2000, represents a reclaim of prior payments of New York State and New York City income taxes.

Comparison of Operating Results for the
Nine-Month Periods Ended December 31, 2000 and 1999

General

        The Company reported a net loss for the nine-month period ended December 31, 2000, of $115,000, or $0.05 per common share, compared to net income of $1.6 million, or $0.72 per common share, for the same period last year. Results for the nine-month period ended December 31, 2000 include non-recurring income of approximately $1.0 million which represents the net gain realized on the sale of deposits of the Bank's Roosevelt and Chelsea branches. Excluding the non-recurring income, the Company would have recorded a pre-tax loss of approximately $823,000 for the nine-month period ended December 31, 2000.

Interest Income

        Interest income increased by $756,000 or 3.7% to $21.4 million for the nine months ended December 31, 2000, compared to $20.6 million for the comparable prior year period. The increase was attributable to a higher rate of return on interest-earning assets and an increase in the average balance of those assets.

        Interest income on loans receivable increased by $1,340,000, or 9.1%, to $16.0 million for the nine months ended December 31, 2000, compared to $14.6 million for the comparable prior year period. The increase reflected a $21.7 million, or 8.5%, increase in the average balance of loans receivable to $276.5 million for the nine months ended December 31, 2000, compared to $254.9 million for the prior year period. The increase in the average balance of loans receivable was primarily attributable to the origination of multifamily and commercial mortgage loans and the purchase of 1-4 family mortgage loans.

         Interest income on investment securities decreased by $472,000, or 17.7%, to $2.2 million for the nine months ended December 31, 2000, compared to $2.7 million for the prior year period. The decrease was due to the decline in the average balance of investment securities, which was offset, in part, by an increase in the average yield.

         Interest income on mortgage-backed securities decreased by $430,000, or 15.5%, to $2.3 million for the nine months ended December 31, 2000, compared to $2.8 million for the prior year period. The decrease was primarily due to the decline in the average balance of mortgage-backed securities. The decrease in the average balance of mortgage-backed securities was primarily due to principal repayments.

         Interest income on federal funds sold increased by $319,000, or 62.4%, to $831,000 for the nine months ended December 31, 2000, compared to $512,000 for the prior year period. Virtually all of the increase was the result of a $6.7 million, or 59.4%, increase in the average balance of federal funds sold to $18.1 million for the nine months ended December 31, 2000, compared to $11.4 million for the prior year period.

Interest Expense

     Interest expense decreased $8,000, or 0.1%, to $10.6 million for the nine months ended December 31, 2000, compared to the prior year period. The decrease in interest expense was due primarily to a decline in the average balance of deposits and other interest-bearing liabilities, which was offset, in part, by a decline in the annualized cost of deposits and other interest-bearing liabilities compared to the same period last year.

     Interest expense on deposits decreased $200,000, or 3.1%, to $6.3 million for the nine months ended December 31, 2000, compared to $6.5 million for the prior year period. This decrease in interest expense was due primarily to a decline in the average rate paid on interest-bearing deposits, which was primarily the result of a reduction in the rate paid on savings and money market accounts. This reduction in average rate was offset, in part, by an increase in the rate paid on certificates of deposit.

           Interest expense on borrowed money increased $192,000, or 4.6%, to $4.3 million for the nine months ended December 31, 2000, compared to $4.2 million the prior year period. The increase in interest expense was due primarily to an increase in the rate paid for these funds.

Net Interest Income Before Provision for Loan Losses

     Net interest income before provision for loan losses increased by $764,000 or 7.7% to $10.7 million for the nine months ended December 31, 2000, compared to $10.0 million for the comparable prior year period. The Company's annualized interest rate spread increased by 18 basis points to 3.57%, while the annualized net interest margin improved by 24 basis points to 3.69% for the nine months ended December 31, 2000, compared to the prior year period.


Provision for Loan Losses

     The Company provided $1.3 million for loan losses for the nine-month period ended December 31, 2000, compared to $605,000 for the same period last year. The primary reasons for the increase in the provision were to replenish the allowance for loan losses, which was reduced by net charge-offs of $978,000 for the period, as well as to respond to the increase in the balance of loans outstanding during the period. Net loan charge-offs for the period consisted of 1-4 family mortgage loans of $252,000 and unsecured consumer loans of $726,000. Carver ceased originations of unsecured consumer loans in fiscal year 1999, but continues to incur losses from loans that remain outstanding. Management is actively reviewing options in an effort to resolve credit quality problems associated with the unsecured consumer loan portfolio.

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

Non-Interest Income

     Non-interest income increased $1.0 million to $2.4 million for the nine-month period ended December 31, 2000, compared to $1.4 million for the same period last year. The increase in non-interest income is primarily attributable to non-recurring income of approximately $1.0 million representing the net gain realized from the sale of deposits of the bank's Roosevelt and Chelsea branches.

Non-Interest Expense

     Non-interest expense increased $2.5 million to $11.6 million for the nine-month period ended December 31, 2000, compared to $9.2 million for the same period last year. The increase in non-interest expense is primarily attributable to increases of $856,000 in salaries and employee benefits and $1.4 million in other non-interest expense. The increase in salaries and employee benefits is primarily the result of salary increases required to hire more experienced staff. The increase in other non-interest expenses is primarily attributable to increases in consulting fees, audit expense, legal expense and advertising expense. Overall, the increase in non-interest expense is attributable to management's efforts to stabilize and rebuild Carver's operating platform and improve customer service.

Income Tax Expense

     For each period presented, the Company applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to income for either period. The taxes of $158,500 for the nine-month period ended December 31, 2000 represent New York State and New York City income taxes only.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Quantitative and qualitative disclosure about market risk is presented at March 31, 2000 in the Company's Annual Report of Form 10-K, as amended, filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at December 31, 2000 compared to March 31, 2000.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

           From time to time, Carver Federal is a party to various legal proceedings incident to its business. At December 31, 2000, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

           Two properties as to which the Bank is mortgagee were the subject of criminal forfeiture action pending in the U.S. District Court. Pursuant to stipulation and order dated December 15, 2000 the Preliminary Order of Forfeiture affecting both properties was vacated by the U.S. District Court.

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

                                         CARVER BANCORP, INC.


Date: February 14, 2001                  /s/ Deborah C. Wright
                                         ---------------------------------------
                                         Deborah C. Wright
                                         President and Chief Executive Officer





Date: February 14, 2001                  /s/ James Boyle
                                         ---------------------------------------
                                         James Boyle
                                         Chief Financial Officer