Form 10-Q/A
period 2000-12-31
CARVER BANCORP INC
filed 2001-02-16
CIK 1016178

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

                                    Yes X   No ______


      Common Stock, par value $.01                      2,314,275
--------------------------------------      ------------------------------------
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

           Item 6.   Exhibits and Reports on Form 8-K.........................16


SIGNATURES....................................................................17

Exhibits......................................................................18

                              CARVER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                As of              As of
                                                                              December 31,        March 31,
                                                                                2000               2000
                                                                              -------------    -------------
ASSETS

Cash and due from banks ...................................................   $   9,986,489    $  10,902,497
Federal funds sold ........................................................      24,900,000       11,300,000
                                                                              -------------    -------------
   Total cash and cash equivalents ........................................      34,886,489       22,202,497
                                                                              -------------    -------------

Investment securities held to maturity (estimated fair values of $25,384,624
   and $24,308,640 at December 31, 2000 and March 31, 2000) ...............      24,997,238       24,995,850
Investment securities available for sale ..................................      19,952,223       24,952,220
Mortgage-backed securities held to maturity, net (estimated fair values of
   $46,053,496 and $51,939,162 at December 31, 2000 and March 31, 2000) ...      47,013,203       54,229,230
Loans receivable ..........................................................     276,506,567      273,083,331
   Less allowance for loan losses .........................................      (3,300,008)      (2,935,314)
                                                                              -------------    -------------
   Loans receivable, net ..................................................     273,206,559      270,148,017
                                                                              -------------    -------------
Real estate owned, net ....................................................         503,161          922,308
Property and equipment, net ...............................................      10,599,053       11,175,334
Federal Home Loan Bank of New York stock, at cost .........................       5,754,600        5,754,600
Accrued interest receivable ...............................................       2,211,779        2,653,266
Excess of cost over net assets acquired, net ..............................         656,975          816,780
Other assets ..............................................................       1,717,399        2,268,430
                                                                              -------------    -------------
   Total assets ...........................................................   $ 421,498,679    $ 420,118,532
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ...............................................................   $ 273,919,683    $ 281,941,338
   Securities sold under agreement to repurchase ..........................       4,930,000       31,337,000
   Advances from Federal Home Loan Bank of New York .......................     102,314,282       66,688,456
   Other borrowed money ...................................................         416,602          553,201
   Other liabilities ......................................................       7,422,212        6,957,680
                                                                              -------------    -------------
     Total liabilities ....................................................     389,002,779      387,477,675
                                                                              -------------    -------------

Stockholders' equity:
   Preferred stock, $0.01 par value per share; 1,000,000 shares
     authorized; 100,000 issued and outstanding ...........................           1,000            1,000
   Common stock, $0.01 par value per share; 5,000,000 shares
     authorized; 2,314,275 shares issued and outstanding ..................          23,144           23,144
   Additional paid-in capital .............................................      23,778,411       23,789,111
   Retained earnings - Substantially restricted ...........................       9,329,540        9,479,552
   Common stock acquired by Employee Stock Ownership Plan .................        (515,351)        (651,950)
   Common stock acquired by Management Recognition Plan ...................        (120,844)               0
                                                                              -------------    -------------
     Total stockholders' equity ...........................................      32,495,900       32,640,857
                                                                              -------------    -------------
        Total liabilities and stockholders' equity ........................   $ 421,498,679    $ 420,118,532
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

                              CARVER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                             December 31,
                                                                     ------------------------------
                                                                        2000              1999
                                                                     -------------    -------------
Cash flows from operating activities:
Net income .......................................................   $      32,644    $   1,595,549
Adjustments to reconcile net income to net cash provided by
    operating activities
Depreciation and amortization of premises and equipment ..........         851,483          669,973
Amortization of intangibles ......................................         159,805          159,805
Other amortization and accretion, net ............................        (330,729)         198,889
Provision for loan losses ........................................       1,342,719          605,000
Gain on sale of branches .........................................      (1,012,871)               0
Charge-off of branch improvements and related items, net .........         221,624                0
Net gain on foreclosed real estate ...............................         (23,636)               0
Impairment of foreclosed real estate .............................          90,180           15,099
Allocation of ESOP stock .........................................         125,899          125,797
Decrease in accrued interest receivable ..........................         441,487          710,024
Decrease in other assets .........................................         551,031        1,688,765
Increase (decrease) in other liabilities .........................         464,532       (1,899,018)
                                                                     -------------    -------------
Net cash provided by operating activities ........................       2,914,168        3,869,883
                                                                     -------------    -------------

Cash flows from investing activities:
Purchases of securities available for sale .......................    (126,387,731)    (385,000,000)
Proceeds from maturities of securities available for sale ........     131,908,883      385,000,000
Purchase of investment securities held to maturity ...............               0      (25,000,000)
Principal repayment of mortgage backed securities held to maturity       7,023,842       10,496,098
Net (increase) decrease in loans receivable ......................      (4,400,890)      13,645,753
Additions to premises and equipment ..............................        (496,826)        (294,762)
Proceeds from sale of real estate owned ..........................         352,603                0
                                                                     -------------    -------------
Net cash provided by (used in) investing activities ..............       7,999,881       (1,152,911)
                                                                     -------------    -------------

Cash flows from financing activities:
Cash paid to fund sale of deposits ...............................     (21,463,587)               0
Net increase in deposits .........................................      14,454,803          355,489
Net decrease in securities sold under agreements to repurchase ...     (26,407,000)      (4,000,000)
Repayment of advances from Federal Home Loan Bank of New York ....     (69,374,174)         (14,942)
Advances from Federal Home Loan Bank of New York .................     105,000,000                0
Repayment of other borrowed money ................................        (136,599)        (189,543)
Purchase of shares for Management Recognition Plan ...............        (120,844)               0
Dividends paid ...................................................        (182,656)               0
                                                                     -------------    -------------
Net cash provided by (used in) financing activities ..............       1,769,943       (3,848,996)
                                                                     -------------    -------------

Net increase (decrease) in cash and equivalents ..................      12,683,992       (1,132,024)
Cash and equivalents - beginning .................................      22,202,497       21,320,748
                                                                     -------------    -------------

Cash and equivalents - ending ....................................   $  34,886,489    $  20,188,724
                                                                     =============    =============


Supplemental disclosure of cash flow information: Cash paid for:
Interest .........................................................   $  10,244,673    $  10,122,297
                                                                     =============    =============
Federal, state and city income taxes .............................   $     197,254    $      27,938
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

(2)  NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month and nine-month periods ended December 31, 2000, preferred dividends of $49,218 and $147,656, respectively, were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month and nine-month periods ended December 31, 2000, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are antidilutive. Accordingly, only basic earnings per share are presented.

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

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2000, cash and cash equivalents increased by $12.7 million. Net cash provided by operating activities was $2.9 million, representing primarily net income adjusted for depreciation and amortization, the provision for loan losses, the net gain from the sale of deposits, the charge-off of branch improvements and related items. Net cash provided by investing activities was $8.0 million, representing primarily the net cash provided by the maturity of securities available for sale and principal repayments of mortgage-backed securities held to maturity, offset in part by a net increase in loans. Net cash provided by financing activities was $1.8 million, representing primarily a net increase in deposits and advances from the Federal Home Loan Bank of New York, offset in part by cash paid to fund the sale of deposits and a decrease in securities sold under agreement to repurchase.

     The Bank is required to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings by the Office of Thrift Supervision ("OTS"), the Bank's primary federal regulator. The minimum required liquidity ratio is currently 4.0%. At December 31, 2000 the Bank's liquidity ratio was 12.8%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The OTS also requires that the Bank meet minimum capital requirements. At December 31, 2000, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at December 31, 2000.

                                                                            Amount         % of Assets
                                                                        -------------     --------------
                                                                             (Dollars in thousands)
                Total capital (to risk-weighted assets):

                Capital level...................................        $     32,064             16.08%
                Less requirement................................              15,950              8.00
                                                                        ------------       -----------
                Excess..........................................        $     16,114              8.08%
                                                                        ============       ===========

                Tier 1 capital (to risk-weighted assets):
                Capital level...................................        $     29,590             14.84%
                Less requirement................................               7,975              4.00
                                                                        ------------       -----------
                Excess..........................................        $     21,615             10.84%
                                                                        ============       ===========

                Tier 1 leverage capital (to adjusted assets):
                Capital level...................................        $     29,590              7.03%
                Less requirement................................              16,847              4.00
                                                                        ------------       -----------
                Excess..........................................        $     12,743              3.03%
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

         The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflect the average yield on assets and the average cost of liabilities for the period, indicated. Such yields and costs are derived by dividing annualized incomes or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances on accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                                        Three Months Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                                                  2000
                                                                  -----------------------------------------------------------------
                                                                          Average                                     Annualized
                                                                          Balance               Interest           Avg. Yield/Cost
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
                                                                      ==============

Liabilities

Interest Bearing Liabilities
Deposits
    DDA .......................................................       $       10,976         $           -                   -%
    NOW .......................................................               14,406                     58               1.61
    Savings and clubs..........................................              132,893                    730               2.20
    Money market accounts......................................               16,720                     99               2.37
    Certificates of deposit....................................               95,071                  1,257               5.29
                                                                      --------------         --------------           --------
       Total deposits..........................................              270,066                  2,144               3.18
Borrowed money.................................................              102,845                  1,601               6.23
                                                                      --------------         --------------           --------
Total deposits and interest-bearing liabilities................              372,911                  3,745               4.02%
                                                                                             --------------
Non-interest-bearing liabilities...............................                7,221
                                                                      --------------
Total liabilities..............................................              380,132
Stockholders' equity...........................................               32,830
                                                                      --------------
Total liabilities and stockholders' equity.....................       $      412,962
                                                                      ==============
Net interest income............................................                              $        3,452
                                                                                             ==============
Interest rate spread...........................................                                                           3.44%
                                                                                                                      ========
Net interest margin............................................                                                           3.58%
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

                                                                                                     1999
                                                                    ---------------------------------------------------------------
                                                                           Average                                    Annualized
                                                                           Balance                Interest          Avg. Yield/Cost
                                                                    ---------------------  ---------------------- -----------------
                                                                                              (Dollars in thousands)
Assets
Interest Earning Assets
    Loans (1)..................................................         $      249,726          $        4,911              7.87%
    Investment securities (2)..................................                 66,041                   1,025              6.21
    Mortgage-backed securities.................................                 57,155                     874              6.12
    Federal funds sold.........................................                 11,575                     185              6.39
                                                                        --------------          --------------          --------
       Total interest earning assets...........................                384,497          $        6,995              7.28%
                                                                                                --------------
    Non-interest earning assets................................                 21,444
                                                                        --------------
       Total Assets............................................         $      412,941
                                                                        ==============

Liabilities

Interest Bearing Liabilities
Deposits
    DDA .......................................................         $       11,025          $           -                  -%
    NOW .......................................................                 16,755                      76              1.81
    Savings and clubs..........................................                144,132                     919              2.55
    Money market accounts......................................                 19,558                     123              2.52
    Certificates of deposit....................................                 86,493                   1,022              4.73
                                                                        --------------          --------------          --------
       Total deposits..........................................                277,963                   2,140              3.08
Borrowed money.................................................                 97,906                   1,360              5.56
                                                                        --------------          --------------          --------
Total deposits and interest-bearing liabilities................                375,869                   3,500              3.72%
                                                                                                --------------
Non-interest-bearing liabilities...............................                  4,060
                                                                        --------------
Total liabilities..............................................                379,929
Stockholders' equity...........................................                 33,012
                                                                        --------------
Total liabilities and stockholders' equity.....................         $      412,941
                                                                        ==============
Net interest income............................................                                 $        3,495
                                                                                                ==============
Interest rate spread...........................................                                                             3.56%
                                                                                                                        ========
Net interest margin............................................                                                             3.64%
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
                                                                      ==============

Liabilities

Interest Bearing Liabilities:
Deposits
    DDA .......................................................       $       11,716         $           -                   -%
    NOW .......................................................               16,186                    199               1.64
    Savings and clubs..........................................              139,497                  2,359               2.25
    Money market accounts......................................               18,190                    324               2.37
    Certificates of deposit....................................               90,957                  3,410               5.00
                                                                      --------------         --------------           --------
       Total deposits..........................................              276,546                  6,292               3.03
Borrowed money.................................................               99,413                  4,343               5.82
                                                                      --------------         --------------           --------
Total deposits and interest-bearing liabilities................              375,959                 10,635               3.77%
                                                                                             --------------
Non-interest-bearing liabilities...............................                6,838
                                                                      --------------
Total liabilities..............................................              382,797
Stockholders' equity...........................................               32,783
                                                                      --------------
Total liabilities and stockholders' equity.....................       $      415,580
                                                                      ==============
Net interest income............................................                              $       10,726
                                                                                             ==============
Interest rate spread...........................................                                                           3.58%
                                                                                                                      ========
Net interest margin............................................                                                           3.69%
                                                                                                                      ========
    Ratio of average interest earning assets to deposits and other
    interest-bearing liabilities...............................                                                           1.03x
                                                                                                                       =======

                                                                                       Nine Months Ended December 31,
                                                                 -------------------------------------------------------------------
                                                                                                 1999
                                                                 --- ---------------------------------------------------------------
                                                                             Average                                      Annualized
                                                                             Balance                Interest              Yield/Cost
                                                                --- ----------------------  ---------------------- ----------------
                                                                                           (Dollars in thousands)
Assets
Interest Earning Assets
    Loans (1)..................................................          $      254,857          $       14,650              7.66%
    Investment securities (2)..................................                  58,795                   2,666              6.05
    Mortgage-backed securities.................................                  60,504                   2,777              6.12
    Federal funds sold.........................................                  11,359                     512              6.01
                                                                         --------------          --------------          --------
       Total interest earning assets...........................                 385,515          $       20,605              7.13%
                                                                                                 --------------
    Non-interest earning assets................................                  31,349
                                                                         --------------
       Total Assets............................................          $      416,864
                                                                         ==============

Liabilities

Interest Bearing Liabilities:
Deposits
    DDA .......................................................          $       11,467          $           -                  -%
    NOW .......................................................                  16,753                     233              1.85
    Savings and clubs..........................................                 145,568                   2,755              2.52
    Money market accounts......................................                  20,601                     476              3.08
    Certificates of deposit....................................                  86,284                   3,028              4.68
                                                                         --------------          --------------          --------
       Total Deposits..........................................                 280,673                   6,492              3.08
Borrowed money.................................................                  99,966                   4,151              5.54
                                                                          -------------          --------------          --------
Total deposits and interest-bearing liabilities................                 380,639                  10,643              3.73%
                                                                                                 --------------
Non-interest-bearing liabilities...............................                   3,904
                                                                         --------------
Total liabilities..............................................                 384,543
Stockholders' equity...........................................                  32,321
                                                                         --------------
Total liabilities and stockholders' equity.....................          $      416,864
                                                                         ==============
Net interest income............................................                                  $        9,962
                                                                                                 ==============
Interest rate spread...........................................                                                              3.40%
                                                                                                                         ========
Net interest margin............................................                                                              3.45%
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

     Interest income on federal funds sold increased by $168,000, or 90.9%, to $353,000 for the three months ended December 31, 2000, compared to $185,000 for the prior year period. The increase was almost entirely the result of a $10.2 million, or 88.1%, increase in the average balance of federal funds sold to $21.8 million for the three months ended December 31, 2000, compared to $11.6 million for the prior year period.

Interest Expense

           Interest expense increased $245,000, or 7.0%, to $3.7 million for the three months ended December 31, 2000, compared to $3.5 million for the prior year period. The increase in interest expense was due primarily to a 30 basis point increase in the annualized cost of deposits and interest-bearing liabilities compared to the same period last year.

     Interest expense on deposits increased $4,000 to $2.1 million for the three months ended December 31, 2000, compared to the prior year period. The increase in interest expense was due primarily to an increase in the average rate paid on deposits, which was offset, in part, by a decrease in the average balance of deposits.

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

Interest Expense

     Interest expense decreased $8,000, or 0.1%, to $10.6 million for the nine months ended December 31, 2000, compared to the prior year period. The decrease in interest expense was due primarily to a decline in the average balance of deposits and other interest-bearing liabilities, which was offset, in part, by an increase in the annualized cost of deposits and other interest-bearing liabilities compared to the same period last year.

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

Income Tax Expense

     For each period presented, the Company applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to income for either period. The taxes of $158,000 for the nine-month period ended December 31, 2000 represent New York State and New York City income taxes only.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Quantitative and qualitative disclosure about market risk is presented at March 31, 2000 in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at December 31, 2000 compared to March 31, 2000.

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

           Disclosure regarding other legal proceedings that the Company is a party to is presented in Carver's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. There have been no material changes with regard to such legal proceedings since the filing of the Annual Report on Form 10-K, as amended.

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