Form 10-K
period 2001-03-31
CARVER BANCORP INC
filed 2001-06-29
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

                                       OR

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

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     As of May 31, 2001, there were 2,306,286 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $9.00 per share of the registrant's common stock on May 31, 2001) was approximately $17.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              CARVER BANCORP, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

Part I                                                                     Page
                                                                           ----

Item 1.  Business.........................................................  1
Item 2.  Properties....................................................... 32
Item 3.  Legal Proceedings................................................ 32
Item 4.  Submission of Matters to a Vote of Security-Holders.............. 34

Part II

Item 5.  Market for the Registrant's Common
           Equity and Related Stockholder Matters......................... 35
Item 6.  Selected Financial Data.......................................... 36
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 37
Item 7A. Quantitative and Qualitative Disclosures about Market Risk....... 49
Item 8.  Financial Statements and Supplementary Data...................... 49
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................ 47

Part III

Item 10. Directors and Executive Officers of the Registrant............... 50
Item 11. Executive Compensation........................................... 54
Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................. 59
Item 13. Certain Relationships and Related Transactions................... 62

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K....................................................... 63

SIGNATURES................................................................ 64
CONSOLIDATED FINANCIAL STATEMENTS OF CARVER
           BANCORP INC. AND SUBSIDIARIRES................................. F-1
EXHIBIT INDEX

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." These forward-looking statements consist of estimates with respect to the financial condition, results of operations and business of the Company (as defined below) that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, without limitation, the Company's success in implementing its initiatives, changes in general, economic and market, legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality and the ability of the Company to realize cost efficiencies. The Company assumes no obligation to update the forward-looking statements to reflect the actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 1. BUSINESS.

GENERAL

Carver Bancorp, Inc.

     Carver Bancorp, Inc., a Delaware corporation (the "Holding Company"), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank (the "Bank" or "Carver Federal"). Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly owned subsidiaries, the Bank and Alhambra Holding Corp., a Delaware corporation ("Alhambra"). The Company formed Alhambra to hold the Company's investment in a commercial office building which was subsequently sold in March 2000. Alhambra is currently inactive.

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

     Carver  Federal  was  founded  to  provide  an  African-American   operated
institution where residents of under-served communities could invest their savings and obtain credit. Carver Federal's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. During the fiscal year ended March 31, 1997 ("fiscal 1997"), Carver adopted a business plan to shift its emphasis to direct lending and restructure its balance sheet to shift from mortgage-backed and other investment securities to higher yielding whole loans. In the fourth quarter of fiscal 1997 and the first quarter of the fiscal year ended March 31, 1998 ("fiscal 1998"), Carver restructured its balance sheet by purchasing whole loans and decreasing its investment in mortgage-backed and other investment securities. Since fiscal 1998, Carver has continued following this strategy and has expanded its origination of multi-family and commercial real estate mortgage loans. As a result of this effort, Carver's loan portfolio has substantially increased as a percentage of total assets, and Carver's earnings are derived more from direct lending and loan purchase activities than from investing in securities. Based on asset size as of March 31, 2001, Carver Federal is the largest African-American operated financial institution in the United States.

Changes in Executive Management

     Deborah C. Wright was appointed President, Chief Executive Officer and Director of the Holding Company and the Bank as of June 1, 1999. For a description of Ms. Wright's business experience, see "Executive Officers of the Holding Company--Deborah C. Wright." Ms. Wright succeeded Thomas L. Clark, Jr., who was removed from his position as President and Chief Executive Officer of the Holding Company, and President, Chief Executive Officer and Director of the Bank on January 25, 1999. Mr. Clark subsequently resigned from his position as Director of the Holding Company as of June 1, 1999. During the period from January 25, 1999 to June 1, 1999, the duties of the President and Chief Executive Officer were performed by an Operating Committee comprised of directors and officers of Carver.

     Judith Taylor was appointed Acting Senior Vice President and Chief of Retail Banking in November 1999, Margaret D. Peterson was appointed Senior Vice President and Chief Administrative Officer in November 1999, James Boyle was appointed Senior Vice President and Chief Financial Officer in January 2000, J. Kevin Ryan was appointed Senior Vice President and Chief Lending Officer in June 2000, replacing Benny A. Joseph who had served in such position since November 1999, and William Schult was appointed Vice President and Controller in September 2000. In January 2000, Walter Bond was appointed Senior Vice President and Special Assistant to the President and Chief Executive Officer. Devon Woolcock was appointed Senior Vice President and Chief of Retail Banking in July 2000, replacing Ms. Taylor who left the bank in September 2000. For a description of the business experience of the executive officers, see "Executive Officers of the Holding Company."

     In May 2001, Mr. Boyle resigned as Chief Financial Officer. William Schult is currently serving as Acting Chief Financial Officer.

     Frank Deaton joined Carver as Senior Vice President and Chief Auditor in May, 2001. Mr. Deaton was previously Vice President & Risk Review Manager with the KeyCorp Risk Management Group in Cleveland, Ohio, where he was responsible for developing the scope and overseeing completion of risk reviews to ensure that critical credit, operational, and regulatory compliance risks were mitigated through effective internal controls.

     Linda J. Dunn was appointed Senior Vice President, General Counsel and Secretary in June 2001. Ms. Dunn had been a corporate associate at the law firm Paul, Weiss, Rifkin, Wharton & Garrison since 1994. Her prior work experience includes financial positions at Chemical Bank and American/National Can Company.

LENDING ACTIVITIES

     General. Carver's principal lending activity is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multi-family residential, and commercial properties. Carver also originates or participates in loans for the construction or renovation of commercial property and residential housing developments and occasionally originates permanent financing upon completion. In addition, Carver originates home equity loans and consumer loans secured by deposits.

     Carver originates one- to four-family mortgage loans to service its retail customers. Carver continued to engage in first-mortgage loan purchases during the fiscal year ended March 31, 2001 ("fiscal 2001"), which accounted for 50.5% of loan additions. Loan purchases complement retail originations, which increase the loan portfolio as a percentage of total assets. At March 31, 2001, one- to four-family mortgage loans totaled $157.6 million, or 54.6%, of Carver's total gross loan portfolio, multi-family loans totaled $83.6 million, or 29.0%, of total gross loans, commercial real estate loans (including church loans) totaled $36.1 million, or 12.5%, of total gross loans, and construction loans totaled $7.1 million, or 2.5%, of total gross loans. Consumer (credit card loans, personal loans, automobile loans and home equity loans) and business loans totaled $4.0 million, or 1.4%, of total gross loans. Gross loans receivable increased by $13.9 million, or 5.1%, to $288.4 million at March 31, 2001, compared to $274.5 million at March 31, 2000. Carver's net loan portfolio as a percentage of total assets increased to 66.8% at March 31, 2001, compared to 64.3% at March 31, 2000.

     Loan Portfolio Composition. One- to four-family mortgage loans increased by $5.1 million, or 3.4%, to $157.6 million at March 31, 2001, compared to $152.5 million at March 31, 2000. During fiscal 2001, multi-family real estate loans decreased by $2.6 million, or 3.0%, to $83.6 million at March 31, 2001, compared to $86.2 million at March 31, 2000. Commercial real estate loans (including church loans) increased by $13.4 million, or 59.0%, to $36.1 million at March 31, 2001, compared to $22.7 million at March 31, 2000. Construction loans increased by $708,000, or 11.1%, to $7.1 million at March 31, 2001, compared to $6.4 million at March 31, 2000. Consumer loans (credit card loans, personal loans, automobile loans and home equity loans) and business loans decreased by $2.7 million, or 40.3%, to $4.0 million at March 31, 2001 compared to $6.7 million at March 31, 2000. The decrease reflects the Company's continued de-emphasis of consumer lending resulting from its decision during the fiscal year ended March 31, 1999 ("fiscal 1999") to discontinue the origination of unsecured consumer loans.

     Premium on loans increased by $123,000, or 21.1%, to $705,000 at March 31, 2001, compared to $582,000 at March 31, 2000 primarily reflecting increased premium paid on loans purchased somewhat offset by the repayment of loans purchased at a premium. Loans in process increased by $218,000, or 18.2%, to $1.3 million at March 31, 2001, compared to $1.1 million at March 31, 2000. Allowance for loan losses increased by $616,000, or 21.0%, to $3.6 million at March 31, 2001, compared to $2.9 million at March 31, 2000, reflecting a revision in the allowance schedule. See "Asset Quality--Asset Classification and Allowance for Losses."

     The following table sets forth selected data relating to the composition of Carver's loan portfolio by type of loan at the dates indicated.

                                                                           AT MARCH 31,
                                --------------------------------------------------------------------------------------------------
                                       2001                2000                1999                1998                1997
                                ------------------  ------------------  ------------------  ------------------  ------------------
                                  AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                                                       (Dollars in thousands)
Real estate loans:
    One- to four-family ....... $ 157,582    54.64% $ 152,458    55.54% $ 181,320    65.39% $ 188,761    66.85% $ 139,961    67.94%
    Multi-family ..............    83,620    29.00%    86,184    31.40%    52,365    18.89%    49,289    17.46%    19,936     9.68%
    Commercial real estate ....    36,113    12.52%    22,721     8.28%    23,092     8.33%    12,789     4.53%    22,415    10.88%
Construction ..................     7,101     2.46%     6,393     2.33%    11,047     3.98%    15,993     5.66%    14,386     6.98%
Consumer  and
    business loans (1) ........     3,966     1.38%     6,725     2.45%     9,450     3.41%    15,536     5.50%     9,310     4.52%
                                ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
Total gross loans ............. $ 288,382   100.00% $ 274,481   100.00% $ 277,274   100.00% $ 282,368   100.00% $ 206,008   100.00%
                                =========  =======  =========  =======  =========  =======  =========  =======  =========  =======
Add:
    Premium on loans .......... $     705           $     582           $   1,014           $   1,555           $   1,805
Less:
    Loans in process (2) ......    (1,280)             (1,062)             (2,636)             (4,752)             (6,854)
    Deferred fees and
        loan discounts ........      (819)               (918)             (1,110)             (1,080)               (795)
    Allowance for loan losses..    (3,551)             (2,935)             (4,020)             (3,137)             (2,246)
                                ---------           ---------           ---------           ---------           ---------
    Net  loan  portfolio ...... $ 283,437           $ 270,148           $ 270,522           $ 274,954           $ 197,918
                                =========           =========           =========           =========           =========

(1) Includes automobile loans, personal loans, credit card loans, home equity, home improvement loans and business loans.

(2)  Represents undisbursed portion of outstanding construction loans.

     One- to Four-Family Residential Lending. Traditionally, Carver's lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Carver's market area. During fiscal 2001, the Company continued its practice of purchasing portfolios of first mortgage loans on existing one- to four-family residences to augment originations.

     Carver originates and purchases one- to four-family residential mortgage loans in amounts that range between $35,000 and $750,000. Approximately 85% of Carver's one-to-four-family residential mortgage loans at March 31, 2001 had adjustable rates and approximately 15% had fixed rates.

     Carver's one- to four-family residential mortgage loans are generally for terms of 30 years, amortized on a monthly basis, with principal and interest due each month. Residential mortgage loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. Also, borrowers may refinance or prepay one- to four-family residential loans at their option without penalty.

     The Bank's lending policies generally limit the maximum loan-to-value ratio ("LTV") on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under a special loan program, the LTV ratio may go to 97%. This special loan program consists of loans originated and sold to the State of New York Mortgage Agency ("SONYMA") or General Motors Acceptance Corporation ("GMAC") secured by single-family homes purchased by first time home buyers.

     Carver's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to the Federal National Mortgage Association ("Fannie Mae") or SONYMA in the secondary market. The Bank originates fixed-rate loans that qualify for sale, and from time to time has sold such loans to Fannie Mae since 1993 and to SONYMA since 1984. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA and GMAC. Carver uses several sub-servicing firms to service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2001, the Company, through its sub-servicers, was servicing $2.2 million of loans for Fannie Mae and FHLMC.

     Carver offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are retained in Carver's portfolio and are not sold on the secondary market. They are indexed to the weekly average rate on the one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the one-year adjustable-rate mortgage and five percentage points over the life of a three-year adjustable-rate mortgage.

     The retention of adjustable-rate loans in the Company's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

     Multi-Family Real Estate Lending. At March 31, 2001, multi-family loans comprised 29.0% of Carver's gross loan portfolio. The largest of these loans outstanding was a $1.9 million loan on a 72 unit, multi-family apartment building located in the New York City borough of Brooklyn. This loan was performing at March 31, 2001. The Bank intends to continue to emphasize its multi-family mortgage loan program which has enabled the Bank to expand its presence in the multi-family lending market in the New York City area. Carver believes that it offers competitive rates with flexible terms which make the product attractive to borrowers. Multi-family property lending entails additional risks compared with one- to four-family residential lending. For example, such loans are dependent on the successful operation of the real estate project and can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

     Carver's multi-family product guidelines generally require that the maximum LTV not exceed 75%, and "cash out" refinances are limited to 65% LTV of the appraised value. The Bank generally requires a debt coverage ratio ("DCR") of at least 1.3, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Currently, the Bank limits its maximum amount for an individual loan to $2.0 million pursuant to OTS restriction. The regulatory maximum is $4.5 million without this limitation. Carver originates multi-family mortgage loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period but require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank, on a case-by-case basis, originates ten-year fixed rate loans.

     To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver employs (with the assistance of an independent consulting firm) a risk-rating system. Under the risk-rating system, all multi-family real estate loans with balances over $250,000 are risk rated. Separate multi-family real estate loan portfolio reviews are performed annually resulting in written management summary reports.

     Commercial Real Estate Lending. At March 31, 2001, commercial real estate mortgage loans (including loans to churches) totaled $36.1 million, or 12.5%, of the gross loan portfolio. Carver originates commercial real estate first mortgage loans in its service area. At March 31, 2001, the largest commercial loan outstanding was a $4.0 million loan secured by a retail/office building located in Manhattan, New York. This loan was performing at March 31, 2001. Carver's commercial real estate lending activity consists predominantly of loans for the purpose of purchasing or refinancing office, retail and church buildings in its service area. Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the real estate project. Carver's maximum LTV on commercial real estate mortgage loans is 75%, and "cash out" refinances are limited to 65% LTV of the appraised value. The Bank generally requires a DCR of at least 1.3. Assignment of rents of all tenants leasing in the subject property is a Bank requirement.

     To help ensure continued collateral protection and asset quality for the term of the commercial real estate loans, Carver employs (with the assistance of an independent consulting firm) a risk-rating system. Under the risk-rating system, all commercial real estate loans with balances over $250,000 are risk rated. Independent third party commercial loan portfolio reviews are performed annually resulting in written management summary reports.

     Historically Carver has been a New York City area leader in the origination of loans to churches. At March 31, 2001, loans to churches totaled $10.7 million, or 3.7%, of the Bank's gross loan portfolio. These loans generally have 5-, 7- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 60% LTV ratio. At March 31, 2001, the largest permanent church loan was a $2.0 million loan secured by a building located in Manhattan, New York. This loan was performing at March 31, 2001. The Bank provides construction financing for churches and generally provides permanent financing upon completion. Under the Bank's current loan policy, the maximum loan amount for such lending is $1.0 million, but larger loan amounts are considered on a case-by-case basis. There are currently 17 church loans in the portfolio.

     Loans secured by real estate owned by religious organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the church's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. Carver will obtain a first mortgage on the underlying real property and usually requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation and may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver's history. Management believes that Carver remains a leading lender to churches in its market area.

     Construction Lending. The Bank originates construction loans for the new construction and renovation of churches, multi-family buildings, residential developments, community service facilities and affordable housing programs. Carver also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family residences in the Bank's market area. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Construction terms are usually from 12 to 24 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the subject property. Carver has established additional criteria for construction loans to include an engineer's review on all construction budgets in excess of $500,000 and appropriate interest reserves for loans in excess of $250,000.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one- to four-family mortgage loans.

     At March 31, 2001, the Bank had $7.1 million (excluding $1.5 million of committed but undisbursed funds) in construction loans outstanding, comprising 2.5% of the Bank's total gross loan portfolio. The largest construction loan was on a retail building for $2.0 million located in the New York City borough of Manhattan. At March 31, 2001, this loan was performing.

     Consumer and Business Loans. At March 31, 2001, the Bank had approximately $4.0 million in consumer and business loans, or 1.4% of the Bank's gross loan portfolio. The secured loans in this portfolio were either secured by deposits at the Bank, homes or automobiles. As of March 31, 2001, $1.3 million or 32.4%, of all consumer and business loans were secured and $2.7 million, or 67.6%, were unsecured.

     Consumer loans generally involve more risk than first mortgage loans. Loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver, and a borrower may be able to assert claims and defenses against Carver which it has against the seller of the underlying collateral. In underwriting consumer loans, Carver considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. In addition, with respect to defaulted automobile loans, repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. See "Asset Quality--Non-performing Assets."

     At March 31, 2001, the Bank had $390,000 in business loans and business lines of credit; $100,000 was secured by deposits and $290,000 was unsecured. During the fourth quarter of fiscal 1999, the Bank discontinued the origination of unsecured commercial business loans. The Bank continues to make a limited number of commercial business loans which are secured in full by passbook and/or certificate of deposit accounts.

     Loan Processing. Carver's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive a salary. Loan application forms are available at each of the Bank's offices.

     All applications are forwarded to the Lending Department located in the main office. Applications for all fixed-rate one- to four-family real estate loans are underwritten in accordance with Fannie Mae and SONYMA guidelines. All loan applications for other types of loans are underwritten in accordance with the Bank's guidelines.

     Carver has established underwriting standards for multi-family and commercial real estate. A commercial real estate loan application is completed for all multi-family and commercial properties which the Bank finances. Prior to loan approval, the property is inspected by a commercial loan officer, who will prepare a property inspection report. As part of the loan approval process, consideration is given to the appraisal, location, accessibility, stability of neighborhood, environmental assessment, personal credit history of the applicant(s), and financial capacity.

     Upon receipt of a completed loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a independent fee appraiser approved by the Bank.

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

     Loan Approval. The Board of Directors (the "Board") has the overall responsibility and authority for general supervision of Carver's loan policies. The Board has established written lending policies for the Bank. The Bank's Chief Lending Officer has authority to approve all loans up to and equal to $500,000, the Management Loan Committee of the Bank approves loans above $500,000 to $1,000,000. The Bank's Asset Liability and Interest Rate Committee must approve all loans above $1,000,000 to $2,000,000. All one-to four-family loans mortgage loans that conform to Fannie Mae standards and limits can be approved by the Vice President, Residential Mortgage Loan Underwriter. The Management Loan Committee is composed of the President or President's designee, the Chief Lending Officer, and the Chief Financial Officer. Loans above $2.0 million must be approved by the full Board.

     Loans to One Borrower. Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of a savings bank. At March 31, 2001, the maximum loan under this test would be $4.5 million. The Bank currently limits its maximum loan to one borrower to $2.0 million. There are three loan relationships which exceed $2.0 million and none that exceed the $4.5 million limit. All of the loans are performing.

     Loan Sales. Originations of one- to four-family real estate loans are generally within the New York City metropolitan area, although Carver does occasionally fund loans in other areas. All such loans, however, satisfy the Company's underwriting criteria regardless of location. The Bank continues to offer one-to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either Fannie Mae or SONYMA to ensure subsequent sale in the secondary market as required to manage interest rate risk exposure.

     Loan Purchases. Carver purchased a total of $30.9 million of mortgage loans consisting of performing one-family adjustable-rate mortgage loans to supplement its origination of one- to four-family first mortgage loans during fiscal 2001. This represented 50.5% of Carver's net addition to its loan production at March 31, 2001. The Company purchases loans in order to increase interest income and to manage its interest rate risk. The Company continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multi-family and commercial real estate mortgage loans as well as increase its participation in multi-family and commercial real estate mortgage loans with New York area lenders. Loans purchased in fiscal 2001 decreased $32.4 million, or 48.8%, from fiscal 2000 loan purchases of $63.3 million.

     The following table sets forth certain information with respect to Carver's loan originations, purchases and sales during the periods indicated.

                                                              For the Year Ended March 31,
                                          --------------------------------------------------------------------
                                                  2001                    2000                   1999
                                                  ----                    ----                   ----

Loans originated:                          Amount     Percent       Amount    Percent      Amount     Percent
                                           ------     -------       ------    -------      ------     -------
                                                                 (Dollars in thousands)
        One- to four-family ...........   $  2,274        3.71%    $  2,082       3.07%   $ 11,487       12.06%
        Multi-family ..................     15,747       25.70          319       0.47      12,013       12.61
        Commercial real estate ........     12,182       19.88          988       1.46       6,213        6.52
        Construction ..................         --          --        1,000       1.47       6,016        6.32
        Consumer & business loans (1)..        320        0.52          232       0.34       3,801        3.99
                                          --------    --------     --------   --------    --------    --------
Total loans originated ................     30,523       49.81        4,621       6.81      39,530       41.50
Loans purchased (2) ...................     30,922       50.45       63,282      93.19      55,842       58.62
Loans sold (3) ........................       (160)      (0.26)          --         --        (107)      (0.12)
                                          --------    --------     --------   --------    --------    --------
Net additions to loan  portfolio ......   $ 61,285      100.00%    $ 67,903     100.00%   $ 95,265      100.00%
                                          ========    ========     ========   ========    ========    ========

----------

(1)  Comprised of auto, credit card, personal and home equity.

(2) Comprised primarily of one-family mortgage loans and multi-family mortgage loans.

(3)  Comprised primarily of one-family loans and student loans.

     Loan originations increased $25.9 million in fiscal 2001 to $30.5 million compared to $4.6 million in fiscal 2000 as a result of a renewed focus in lending.

     Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse and in accordance with the Bank's underwriting criteria for originations. In addition, the purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in Carver's market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

     In an effort to reduce these risks, with its existing personnel and through the use of a quality control/loan review firm, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank although specific rates and terms may differ from those offered by the Bank. A Lending Department officer monitors the inspection and confirms the review of each purchased loan. Carver also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within ninety (90) days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

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

     Carver charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of between zero and one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

     In addition to the foregoing fees, Carver receives fees for servicing loans for others, which in turn generally are sub-serviced for Carver by a third party servicer. Servicing activities include the collection and processing of mortgage payments, accounting for loan repayment funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in the Bank's market area.

     Loan Maturity Schedule. The following table sets forth information at March 31, 2001 regarding the dollar amount of loans maturing in Carver's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver's actual repayment experience to differ from that shown below.

                              Due During the Year Ending       Due After      Due After        Due After
                                       March 31,               3 Through      5 Through       10 Through      Due After
                              ----------------------------   5 Years After  10 Years After  20 Years After  20 Years After
                                2002      2003      2004    March 31, 2001  March 31, 2001  March 31, 2001  March 31, 2001    Total
                              --------  --------  --------  --------------  --------------  --------------  --------------  --------
(Dollars in thousands)
Real Estate loans:
   One- to four-family ...... $      5  $     52  $    210     $  1,992        $    978        $  9,140         $145,205    $157,582
   Multi-family .............       --        --     3,417       32,390          35,287           8,203            4,323      83,620
   Commercial real estate ...       --        --        --        9,582          17,612           4,435            4,484      36,113
   Construction .............    7,101        --        --           --              --              --               --       7,101
Consumer and business loans..      310        --        --        3,496             160              --               --       3,966
                              --------  --------  --------     --------        --------        --------         --------    --------
       Total ................ $  7,416  $     52  $  3,627     $ 47,460        $ 54,037        $ 21,778         $154,012    $288,382
                              ========  ========  ========     ========        ========        ========         ========    ========

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

ASSET QUALITY

     Non-performing Assets. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver's sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, Carver seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, management may pursue foreclosure or other appropriate action.

     When a borrower fails to make a payment on a consumer loan, steps are taken by Carver's loan department to have the delinquency cured and the loan restored to current status. With the exception of automobile loans, once the payment grace period has expired (10 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower. If the loan remains delinquent, it is reviewed for charge-off. The Bank's collection efforts generally continue after the loan is charged off.

     If an automobile loan borrower fails to make a payment on a loan, immediate steps are taken by Carver's loan servicing department to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (10 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received the borrower is contacted by telephone, with a follow-up letter requesting payment. By the 45th day of the delinquency, if payment is not received, repossession efforts begin. Once the vehicle is repossessed, the borrower has a 30 day right of redemption. In order for the borrower to exercise this right, one of the following must occur:

     (1) The borrower must make all delinquent payments plus two additional monthly payments, coupled with repossession and storage charges. In addition, the borrower must show proof that the vehicle is fully insured and that Carver is the loss payee.

     (2) If Carver reasonably believes that something seriously affects the ability to collect the monies owed under the installment loan note and the security agreement or the value of the collateral, the full unpaid balance plus accrued interest, late charges and other fees become immediately payable in order for the vehicle to be released to the borrower.

     The following table sets forth information with respect to Carver's non-performing assets at the dates indicated. Loans generally are placed on non-accrual status when they become 90 days delinquent.

                                                                                At March 31,
                                                               ----------------------------------------------
                                                                2001      2000      1999      1998      1997
                                                               ------    ------    ------    ------    ------
                                                                           (Dollars in thousands)
Loans accounted for on a non-accrual basis (1):
Real estate:
        One- to four-family ................................   $  947    $  966    $  392    $1,134    $1,791
        Multi-family .......................................      978       870     1,051       258        --
        Commercial real estate .............................      565        --        --        --       284
        Construction .......................................       23       122       560     3,089       954
Consumer and business loans ................................        6       168       414     1,087       256
                                                               ------    ------    ------    ------    ------
              Total non-accrual loans ......................   $2,519    $2,126    $2,417    $5,568    $3,285
                                                               ======    ======    ======    ======    ======
Accruing loans contractually past due 90 days or more:
Real Estate:
        One- to four-family ................................   $   --    $   --    $  568    $1,049    $  279
        Multi-family .......................................       --        --       804        --       373
        Nonresidential .....................................       --        --        --        --        --
        Construction .......................................       --        --       530        --     2,069
Consumer and business loans ................................       --        --       183       226       400
                                                               ------    ------    ------    ------    ------
              Total accruing 90-day past due loans .........   $   --    $   --    $2,085    $1,275    $3,121
                                                               ======    ======    ======    ======    ======
Total of non-accrual and accruing 90 day past due loans ....   $2,519    $2,126    $4,502    $6,843    $6,406
                                                               ======    ======    ======    ======    ======
Other non-performing assets (2):
Real estate:
        One- to four-family ................................   $   --    $  127    $  185    $   82    $   82
        Multi-family .......................................       27        27        --        --        --
        Nonresidential .....................................      449       768        --        --        --
Consumer loans .............................................       --        16        99        --        --
                                                               ------    ------    ------    ------    ------
              Total other non-performing assets ............   $  476    $  938    $  284    $   82    $   82
                                                               ======    ======    ======    ======    ======
Total non-performing assets ................................   $2,995    $3,064    $4,786    $6,925    $6,488
                                                               ======    ======    ======    ======    ======
Non-performing loans to total loans ........................     0.88%     0.79%     1.66%     2.47%     3.28%
Non-performing assets to total assets (3) ..................     0.71%     0.73%     1.15%     1.58%     1.53%

Troubled debt restructurings (4):
    Real estate:
        Multi-family and commercial ........................   $   --    $   --    $   --    $  807    $  413
                                                               ======    ======    ======    ======    ======

----------

(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may be designated as an accruing loan that is contractually past due 90 days or more or, if in the opinion of management, the collection of additional interest is doubtful, the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 2001, gross interest income of $202,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the year if the loans had been current throughout the year. Instead, there was no interest on such loans included in income during the period.

(2) Other non-performing assets represent property acquired by the Company in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(3) Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

(4) Troubled debt restructurings, as defined under Statement of Financial Accounting Standards ("SFAS") No. 15, are loans where the creditor has, for economic or legal reasons, granted concessions to the debtor that the creditor would not otherwise consider. At March 31, 2001, 2000 and 1999, Carver had no restructured loans.

     At March 31, 2001, non-performing assets decreased by $69,000, or 2.3%, to $3.0 million compared to $3.1 million at March 31, 2000.

     Loans accounted for on a non-accrual basis increased $393,000, or 18.5%, to $2.5 million at March 31, 2001, compared to $2.1 million at March 31, 2000. The increase primarily reflects an increase in non-performing commercial real estate loans.

     There were no loans contractually past due 90 days or more at March 31, 2001 and March 31, 2000 that were still accruing, reflecting the continued practice adopted by the Bank during fiscal 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

     Other non-performing assets decreased $462,000, or 49.3%, to $476,000 at March 31, 2001, compared to $938,000 at March 31, 2000. The decrease primarily reflects the sale of two foreclosed properties.

     Asset Classification and Allowances for Losses. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered un-collectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

     At March 31, 2001, Carver Federal had $2.4 million of loans classified as substandard which represented 0.6% of the Bank's total assets and 8.0% of the Bank's tangible regulatory capital at March 31, 2001. There were no loans classified as doubtful or loss at March 31, 2001.

     The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the ability to collect the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver's assets, will not require Carver to increase its loss allowance, thereby negatively affecting Carver's reported financial condition and results of operations.

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

     Carver reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan processing structure that relies upon outside services, each of which generates a monthly report of delinquent loans. The Bank's Board has designated the Internal Asset Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review and approval prior to implementation of any classification. In originating loans, Carver recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver as a result of its purchased loans in such states. See "Lending Activities - Loan Purchases." Carver increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. At March 31, 2001, the Bank held $476,000, net of loss allowance, in real estate acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. See
Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of Carver's allowance for loan losses for the periods indicated.

                                                                  Year Ended March 31,
                                                     ----------------------------------------------
                                                      2001      2000      1999      1998      1997
                                                     ------    ------    ------    ------    ------
                                                                 (Dollars in thousands)
Balance at beginning of period ...................   $2,935    $4,020    $3,138    $2,246    $1,206
                                                     ------    ------    ------    ------    ------
Loans charged-off:
Real estate:
    One- to four-family ..........................      252       138        --        --        --
    Multi-family .................................       --        --        --        --        --
    Commercial ...................................      194       171        --        --       624
    Consumer .....................................      931     2,260     3,229       367        75
                                                     ------    ------    ------    ------    ------
        Total charge-offs ........................    1,377     2,569     3,229       367       699
                                                     ------    ------    ------    ------    ------
Recoveries:
    Construction .................................       --        --        45        --        50
    One-to-four-family ...........................       --        31        --        --        --
    Multi-family .................................       --        40        --        --        --
    Commercial ...................................       --        22        --        --        --
    Consumer loans ...............................      200       292        37        --        --
                                                     ------    ------    ------    ------    ------
         Total recoveries ........................      200       385        82        --        50
                                                     ------    ------    ------    ------    ------
Net loans charged-off ............................    1,177     2,184     3,147       367       649
    Provision for loan losses ....................    1,793     1,099     4,029     1,259     1,689
                                                     ------    ------    ------    ------    ------
Balance at end of period .........................   $3,551    $2,935    $4,020    $3,138    $2,246
                                                     ======    ======    ======    ======    ======
Ratio of net charge-offs to average loans
      outstanding ................................     0.42%     0.84%     1.17%     0.15%     0.69%
Ratio of allowance to total loans ................     1.24%     1.07%     1.48%     1.11%     1.09%
Ratio of allowance to non-performing assets (1) ..   118.56%     5.79%    85.60%    45.30%    35.06%

----------

     (1) Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At March 31,
                               ------------------------------------------------------------------------------------------------
                                      2001                2000                1999                1998                1997
                               ------------------  ------------------  ------------------  ------------------  ----------------

                                       Percent of          Percent of          Percent of          Percent of          Percent of
                                        Loans in            Loans in            Loans in            Loans in            Loans in
                                          Each                Each                Each                Each                Each
                                        Category            Category            Category            Category            Category
                                        To Total            To Total            To Total            To Total            To Total
                               Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                               ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                                                    (Dollars in thousands)
Loans:
  Real estate:
    One-to four-family ......  $1,198     33.74%   $1,050     35.78%   $  957     23.81%   $1,691     53.91%   $1,065     47.40%
    Multi-family ............     748     21.06       764     26.03       902     22.44       400     12.75       264     11.76
    Commercial real estate ..     353      9.94       202      6.88       251      6.24       111      3.53       414     18.44
    Construction ............     290      8.17       272      9.27       424     10.55       340     10.84       212      9.44
Consumer and business .......     962     27.09       647     22.04     1,486     36.96       596     18.97       291     12.96
                               ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Total allowance for loan
  losses ....................  $3,551    100.00%   $2,935    100.00%   $4,020    100.00%   $3,138    100.00%   $2,246    100.00%
                               ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

Mortgage-Backed and Related Securities

     Carver maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, Fannie Mae and FHLMC participation certificates and collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. Government, while Fannie Mae and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver's CMOs are primarily adjustable-rate CMOs issued by the Resolution Trust Corporation ("RTC"). Carver also has invested in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

     Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation and Supervision--Regulation of Federal Savings Associations--QTL Test" and "Federal and State Taxation."

     The Bank seeks to avoid interest rate risk by investing in adjustable-rate mortgage-backed securities which at March 31, 2001 constituted $23.3 million, or 54.3%, of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

     The increased effort by Carver since fiscal 1997 to originate and purchase loans has shifted the emphasis away from the use of mortgage-backed securities as the Bank's primary interest earning asset. Over the last fiscal year repayments received from mortgage-backed securities have primarily been reinvested in residential mortgage loans. This has resulted in a decrease in Carver's investment in mortgage-backed securities and a reduction in the percentage of mortgage-backed securities to total assets. At March 31, 2001, mortgage-backed securities constituted 10.1% of total assets, as compared to 12.9% at March 31, 2000.

     The   following   table  sets  forth  the   carrying   value  of   Carver's
mortgage-backed securities at the dates indicated.

                                              At March 31,
                                     -----------------------------
                                       2001       2000       1999
                                     -------    -------    -------
                                             (In thousands)
Held to Maturity:
     GNMA .......................    $ 5,774    $ 6,516    $ 7,631
     Fannie Mae .................     21,633     26,222     29,718
     FHLMC ......................     14,672     18,780     24,636
     SBA ........................        594        760      1,325
     CMO:
         RTC ....................         --      1,708      2,282
         FHLMC ..................         --         --        647
         Other ..................        193        243        345
                                     -------    -------    -------
            Total CMOs ..........        193      1,951      3,274
                                     -------    -------    -------
Total held to maturity ..........    $42,866    $54,229    $66,584
                                     =======    =======    =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's mortgage-backed securities at March 31, 2001. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                   One to Five Years     Five to Ten Years    More than Ten Years   Total Mortgage-Backed Securities
                  -------------------   -------------------   -------------------   -------------------------------
                  Carrying    Average   Carrying    Average   Carrying    Average    Carrying    Market     Average
                    Value      Yield      Value      Yield      Value      Yield       Value      Value      Yield
                  --------    -------   --------    -------   --------    -------    --------    -------    -------
                                                        (Dollars in thousands)
GMNA ..........    $    --         --%   $    --         --%   $ 5,774       6.58%    $ 5,774    $ 5,855       6.58%
Fannie Mae ....         --         --      3,505       6.59     18,128       6.40      21,633     21,622       6.43
FHLMC .........        287       7.83        842       7.61     13,543       6.31      14,672     14,636       6.42
SBA ...........         --         --         --         --        594       6.87         594        542       6.87
CMO ...........         --         --         --         --        193       5.98         193        187       5.98
                   -------               -------               -------                -------    -------
                   $   287               $ 4,347               $38,232                $42,866    $42,842
                   =======               =======               =======                =======    =======

Investment Activities

     Carver is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see "Regulation and Supervision--Regulation of Federal Savings Associations--Liquidity."

               The following table sets forth the carrying value of Carver's investment securities held to maturity and available for sale at the date indicated.

                                                                      At March 31,
                                                              ---------------------------
                                                                2001      2000      1999
                                                              -------   -------   -------
                                                                    (In thousands)
U.S. Government and Agency securities held to maturity ....   $24,996   $24,996   $    --
U.S. Government and Agency securities available for sale ..    19,926    24,952    29,918
                                                              -------   -------   -------
       Total investment securities ........................   $44,922   $49,948   $29,918
                                                              =======   =======   =======

     The following table sets forth the carrying value of Carver's investment in FHLB stock and liquid assets at the dates indicated.

                                    At March 31,
                            ---------------------------
                              2001      2000      1999
                            -------   -------   -------
                                   (In thousands)
FHLB stock ..............   $ 5,755   $ 5,755   $ 5,755
Federal funds sold ......    23,700    11,300    10,200

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Carver's investments at March 31, 2001.

                                             One Year or Less      One to Five Years           Total Investments
                                           -------------------    -------------------    ------------------------------
                                           Carrying    Average    Carrying    Average    Carrying    Market     Average
                                            Value       Yield      Value       Yield      Value       Value      Yield
                                           --------   --------    --------   --------    --------   --------   --------
                                                                        (Dollars in thousands)
U.S. Government and Agency securities ..   $ 19,926       4.98%   $ 24,996       6.40%   $ 44,922   $ 46,015       5.77%
Federal funds sold .....................     23,700       5.00          --         --      23,700     23,700       5.00
FHLB stock .............................      5,755       7.32          --         --       5,755      5,755       7.32
                                           --------               --------               --------   --------
Total investments ......................   $ 49,381               $ 24,996               $ 74,377   $ 75,470
                                           --------               --------               --------   --------

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of Carver's funds for lending and other investment purposes. In addition to deposits, Carver derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowing may be used to supplement the Company's available funds, and from time to time the Company has borrowed funds from the FHLB and through repurchase agreements.

     Deposits. Carver attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver also offers Individual Retirement Accounts. Carver's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. Carver also holds deposits from various governmental agencies or authorities and corporations. Carver does not accept deposits from brokers. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Company's funds acquisition and liquidity requirements, the rates paid by the Company's competitors, the Company's growth goals and applicable regulatory restrictions and requirements.

     During the fiscal year ended March 31, 2001 the Bank sold deposits to other financial institutions with balances as of the transfer dates of $22.5 million. Subsequent to March 31, 2001, the Bank sold its facility and deposits in its branch located in East New York. See "Market Area and Competition" for additional discussion of deposits sold.

     The following table sets forth deposit categories, weighted average interest rate, minimum terms, minimum balance, aggregate balance and percentage of total deposits for Carver's deposits at March 31, 2001.

  Weighted                                                                        Aggregate      Percentage
   Average        Minimum                                             Minimum      Balance        of Total
Interest Rate       Term                     Category                 Balance   (In thousands)    Deposits
-------------    ---------      ---------------------------------    --------   --------------   ---------
    1.49%        None           NOW accounts                         $  1,000        $  14,757        5.28%
    2.14         None           Savings and club                          300          132,645       44.47
    2.25         None           Money market savings accts.               500           15,718        5.63
      --         None           Other demand accounts                     500           11,409        4.08
                                                                                --------------   ---------
                                Total Savings accounts                               $ 174,529       62.46
                                                                                ==============   =========
                                Certificates of Deposit:
    4.26         91 days        91 to 181 Day                           2,500        $   3,379        1.21
    4.13         182 days       182 to 364 Day                          2,500            9,224        3.30
    4.71         12 Months      12 to 17 Month                          1,000           12,543        4.49
    5.04         18 Months      18 to 29 Month                          1,000            9,421        3.37
    5.12         30 Months      30 to 59 Month                          1,000           10,682        3.82
    5.07         5 Years        5 to 7 Year                               500           22,564        8.08
    3.55         3 Years        BEA FDIC Secured (1)                   10,000              600         .21
    3.86         --             Credit Card Collateral (2)                300              151         .05
    6.26         9 Months       G.W. Carver Heritage - Personal           500            7,661        2.74
    5.96         9 Months       G.W. Carver Heritage -NonPersonal      10,000            8,185        2.93
    5.73         30 Days        Jumbo                                 100,000           20,485        7.34
                                                                                --------------   ---------
                                Total Certificates of Deposit                          104,895       37.54
                                                                                --------------   ---------
                                Total Deposits                                       $ 279,424      100.00%
                                                                                ==============   =========

     (1) Bank Enterprise Award, deposit program sponsored by the U.S. Treasury Department.

     (2)  Term matched to secured credit card.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver between the dates indicated.

                               Balance at   Percentage               Balance at   Percentage              Balance at   Percentage
                                March 31,    of Total    Increase     March 31,    of Total    Increase    March 31,    of Total
                                  2001       Deposits   (Decrease)      2000       Deposits   (Decrease)     1999       Deposits
                               ----------   ----------  ----------   ----------   ----------  ----------  ----------   ----------
                                                                    (Dollars in   thousands)
Savings and club ...........    $132,645       47.47%    $(12,632)    $145,277       51.53%     $ 1,482    $143,795       51.91%
Money market savings .......      15,718        5.63       (3,700)      19,418        6.89       (1,514)     20,932        7.56
NOW and demand accounts ....      26,166        9.36       (5,044)      31,210       11.06        4,499      26,711        9.64
Certificates of deposit ....     104,895       37.54       18,859       86,036       30.52          475      85,561       30.89
                                --------      ------     --------     --------      ------      -------    --------      ------

      Total deposits .......    $279,424      100.00     $ (2,517)    $281,941      100.00%     $ 4,942    $276,999      100.00%
                                ========      ======     ========     ========      ======      =======    ========      ======

The following table sets forth the average balances and interest rates based on month end balances for certificates of deposit and non-certificate accounts as of the dates indicated.

                                                           Year Ended March 31,
                                    ------------------------------------------------------------------
                                           2001                    2000                    1999
                                    ------------------      ------------------      ------------------
                                    Average    Average      Average    Average      Average    Average
                                    Balance      Rate       Balance      Rate       Balance      Rate
                                    -------    -------      -------    -------      -------    -------
                                                          (Dollars in thousands)
Non-interest-bearing demand .      $ 11,568        --%     $ 11,388        --%     $  9,670        --%
Savings and club ............       137,305      2.22       143,908      2.54       144,990      2.49
Certificates ................        94,006      5.04        86,316      4.65        80,897      4.81
Money market savings accounts        17,598      2.34        19,578      3.22        21,541      2.85
NOW accounts ................        15,926      1.59        18,032      1.74        18,789      1.67
                                   --------                --------                --------
     Total ..................      $276,403                $279,222                $275,887
                                   ========                ========                ========

     The following table sets forth time deposits in specified weighted average interest rate categories as of the dates indicated.

                                      At March 31,
                          ------------------------------------
                            2001          2000          1999
                          --------      --------      --------
                                     (In thousands)
2%-3.99% ...........      $    752      $  5,129      $ 18,034
4%-5.99% ...........       104,143        80,907        67,527
                          --------      --------      --------
    Total ..........      $104,895      $ 86,036      $ 85,561
                          ========      ========      ========

     The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 2001.

                                       Amount Due
                 -----------------------------------------------------
                 Less Than                          After
      Rate        One Year  1-2 Years  2-3 Years   3 Years      Total
---------------  ---------  ---------  ---------   --------   --------
                                    ( In thousands)
2% - 3.99% ....   $     --   $     --   $    752   $     --   $    752
4% - 5.99% ....     48,933     20,034      8,905     26,271    104,143
                  --------   --------   --------   --------   --------
      Total ...   $ 48,933   $ 20,034   $  9,657   $ 26,271   $104,895
                  ========   ========   ========   ========   ========

     Carver's certificates of deposit of $100,000 or more were $16.3 million as of March 31, 2001.

     The following table sets forth Carver's deposit reconciliation for the periods indicated.

                                                           Year Ended March 31,
                                                 -----------------------------------------
                                                    2001            2000            1999
                                                 ---------       ---------       ---------
                                                              (In thousands)
Deposits at beginning of year .............      $ 281,941       $ 276,999       $ 274,894
Net decrease before interest credited .....        (10,973)         (3,670)         (6,315)
Interest credited .........................          8,456           8,612           8,420
                                                 ---------       ---------       ---------
Deposits at end of year ...................      $ 279,424       $ 281,941       $ 276,999
                                                 =========       =========       =========

     Included in the net decrease in deposits before interest credited is the amount of deposits sold during the year ended March 31, 2001 of $22.5 million at the date of transfer.

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

     One of the elements of Carver's investment strategy is to leverage the balance sheet by increasing liabilities with FHLB advances and Repos and investing borrowed funds primarily in adjustable-rate mortgage loans. The Bank seeks to match as closely as possible the term of borrowing with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2001, Carver had outstanding $100.3 million in FHLB advances and $4.9 million in securities sold under agreements to repurchase.

     The following table sets forth certain information regarding Carver's short-term borrowings at the dates and for the periods indicated:

                                                                          At or for the
                                                                        Year Ended March 31,
                                                               --------------------------------------
                                                                 2001           2000           1999
                                                               --------       --------       --------
                                                                       (Dollars in thousands)
Amounts outstanding at end of period:
      FHLB advances ........................................   $100,299       $ 66,688       $ 65,708
      Securities sold under agreements to repurchase .......      4,930         31,337         35,337
Weighted average rate paid at period end:
      FHLB advances ........................................       5.84%          5.60%          5.46%
      Securities sold under agreements to repurchase .......       6.70%          5.49%          5.52%
Maximum amount of borrowing outstanding at any month end:
      FHLB advances ........................................   $102,314       $ 66,688       $ 65,723
      Securities sold under agreements to repurchase .......     31,337         35,337         85,720
Approximate average amounts outstanding for period:
      FHLB advances ........................................   $ 80,591       $ 65,031       $ 47,393
      Securities sold under agreements to repurchase .......     17,165         32,670         59,296
Approximate weighted average rate paid during period (1):
      FHLB advances ........................................       5.72%          5.47%          5.66%
      Securities sold under agreements to repurchase .......       5.99%          5.46%          5.74%

----------

     (1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

Subsidiary Activities

     The Holding Company is the parent of two wholly owned subsidiaries, Carver Federal and Alhambra.

     As a federally chartered savings institution, Carver Federal is permitted to invest up to 2% of its assets in subsidiary service corporations plus an additional 1% in subsidiaries engaged in specified community purposes. At March 31, 2001, the net book value of the Bank's service corporations investments was $158,000.

     Carver Federal is also authorized to make investments of any amount in operating subsidiaries that engage solely in activities that federal savings institutions may conduct directly. On March 8, 1995, the Bank formed CFSB Realty Corp. as a wholly owned subsidiary which holds real estate acquired through foreclosure pending eventual disposition. At March 31, 2001, this subsidiary had $158,000 in total capital and net operating expenses of $203,000.

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

     Alhambra was formed in 1996 to hold the Company's investment in a commercial office building, which was subsequently sold in March 2000. Alhambra is currently inactive.

Market Area and Competition

     General. The Company's primary market area for deposits consists of the areas served by its five branches, and the Bank considers its lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and lower Westchester County, New York.

     Although Carver's branches are located in areas that have been historically underserved by other financial institutions, Carver is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA") and the improving economic conditions in its market area. Many of Carver's competitors have substantially greater resources than Carver and offer a wider array of financial services and products than Carver. At times, these larger commercial banks and thrifts may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors' larger presence in the New York market add to the challenges Carver faces in expanding its current market share. The Bank believes that it can compete with these institutions by offering a competitive range of services as well as through personalized attention and community commitment.

     Branch Sales. During the fiscal year ended March 31, 2001, the Bank sold its branches located in Roosevelt and Chelsea, New York. The total amount of deposits transferred as a result of these sales was $8.4 and $14.1 million, respectively. Subsequent to the year ended March 31, 2001, the Bank sold its branch located in East New York (the "East New York Branch"). This sale was completed on June 15, 2001. As a result of this sale the Bank transferred approximately $16 million of deposits to the purchaser, City National Bank of New Jersey.

Employees

     As of March 31, 2001, Carver had 110 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. The Company considers its employees relations to be good.

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

Impact of Enactment of the Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act ("Gramm-Leach"), among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (4) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (6) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the CRA, and
(7) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

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

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 2001, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $4.5 million. During fiscal 1999, the Bank was directed by the OTS to abstain from originating new loans which individually, or in the aggregate exceed $2.0 million to one borrower. Since such notice, the Bank has not originated loans which individually or in the aggregate exceed $2.0 million.

     QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans. At March 31, 2001, the Bank maintained approximately 86.11% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

     Capital Requirements. The OTS capital regulations require federally chartered savings banks to meet three capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% risk-based capital ratio. The OTS regulations also provide that the minimum leverage capital ratio under OTS regulations for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating is 3%. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile. At March 31, 2001, the Bank exceeded each of its capital requirements with tangible and leverage capital ratios of 7.02% and a risk-based capital ratio of 15.76%.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirements of the IRR component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value ("NPV"). The OTS has also used this NPV analysis as part of its evaluation of certain applications submitted by thrift institutions. For a more complete discussion of NPV analysis, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discussion of

Market Risk - Interest Rate Sensitivity Analysis." The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

     Limitation on Capital Distributions. The OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cashout merger, and other distributions charged against capital. Under the OTS regulations, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, must file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements as described above. See "--Prompt Corrective Regulatory Action."

     Liquidity. During fiscal 2001, Congress eliminated the statutory liquidity requirement which required federal savings associations to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the OTS, the Bank's primary federal regulator. The OTS recently conformed its implementing regulations to reflect this statutory change. Under the revised regulations, which became effective March 15, 2001, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Bank's liquidity ratio was 12.21%.

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

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"), which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "--QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a federally chartered savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. In addition, in May, 2000, the OTS proposed regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. We have no such agreement in place at this time. The Bank received a "Satisfactory" CRA rating in its most recent examination conducted in 2000.

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

     Insurance Activities. Carver is generally permitted to engage in certain insurance activities through its subsidiaries. In August, 2000, the OTS and the other federal banking agencies proposed regulations pursuant to Gramm-Leach which would prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The proposed regulations would also require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations, if adopted as proposed, would have a material impact on our operations.

     Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the Uniform Financial Institutions Rating System). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. As of March 31, 2001, the Bank was considered well-capitalized by the OTS. See "-- Capital Requirements."

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

     Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's annual assessment rate for the first half of 2001 was 0.03% of deposits. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. The Bank's total expense in fiscal 2001 for the assessment of deposit insurance and the FICO payments was $424,000.

     Privacy Protection. On June 1, 2000, the OTS published final privacy rules implementing the privacy protection provisions of Section 504 of Gramm-Leach.
The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000; however, compliance will be optional until July 1, 2001. The Bank would be required to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having the Bank share its nonpublic personal information with unaffiliated third parties.

     In June 2000, the OTS and other federal banking agencies proposed guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The proposed guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The OTS subsequently published final rules for safeguarding customer information. We cannot predict what impact these regulations will have on Carver's operations.

     Gramm-Leach   also  provides  for  the  ability  of  each  state  to  enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and the Bank cannot predict what impact, if any, these bills would have.

     Federal Home Loan Bank System. The Bank is a member of the FHLB-NY, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.390 of total assets, or 5%, of its advances (borrowing) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2001 of

$5.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLB paid dividends to the Bank of $408,000 for the twelve months ended March 31, 2001 and dividends of $393,000 for the prior fiscal year. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

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

     Federal Reserve System. The Bank is subject to provisions of the FRA and the Federal Reserve Board's regulations pursuant to which depositary institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million. The amount of aggregate transaction accounts in excess of $42.8 million are currently subject to a reserve ratio of 10%, which ratio the Federal Reserve Board may adjust between 8% and 14%. The Federal Reserve Board regulations currently exempt $5.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve Board at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

     Holding Company Regulation. The Holding Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, it is registered with the OTS and is subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The Bank must notify the OTS at least 30 days before declaring any dividend to the Holding Company. No dividends were paid from the Bank to the Holding Company in fiscal 2001.

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

     New York State Banking Regulations. The New York State Banking Department has proposed regulations that would impose restrictions and limitations on certain high cost home loans made by any individual or entity, including a federally-chartered savings association, that originates more than one high cost home loan in New York State in a 12-month period. The regulations, among other things, prohibit certain mortgage loan provisions and certain acts and practices by originators and impose certain disclosure and reporting requirements. It is unclear whether these provisions, if enacted, would be preempted by Section 5(a) of HOLA, as implemented by the lending and investment regulations of the OTS. The OTS has not yet adopted regulations regarding high-cost mortgage loans and is currently considering whether it will do so. Although the Bank does not originate loans that meet the definition of "high-cost mortgage loan" under the proposed regulations, in the event the Bank determines to originate such loans in the future, the Bank may be subject to such regulation, if adopted as proposed.

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

     Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of March 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.
However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

     The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

     Corporate Alternative Minimum Tax. The Code imposes an Alternative Minimum Tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

     Elimination of Dividends; Dividends-Received Deduction. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State and Local Taxation

     State of New York. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State tax rates for fiscal years 2000 and 2001 are 10.53% and 10.03%, respectively, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

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

      NAME         AGE                        POSITION
-----------------  ---  ------------------------------------------------------
Deborah C. Wright   43  President and Chief Executive Officer, Director

Walter T. Bond      42  Senior Vice President and Special Assistant to the CEO

William Schult      53  Vice President and Controller

Margaret Peterson   50  Senior Vice President and Chief Administrative Officer

J. Kevin Ryan       48  Senior Vice President and Chief Lending Officer

Devon W. Woolcock   35  Senior Vice President and Chief of Retail Banking

     Deborah C. Wright is currently President and Chief Executive Officer and a Director of Carver and Carver Federal, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named by Mayor David N. Dinkins to the New York City Housing Authority Board, which manages New York City's 189,000 public housing units. She is a member of the Board of Overseers of Harvard University and serves on the boards of Empire State Development Corporation, the Initiative for a Competitive Inner City, the New York City Partnership, Inc., and The Ministers and Missionaries Benefit Board of the American Baptist Churches. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

     Walter T. Bond is Senior Vice President and Special Assistant to the President and Chief Executive Officer. Mr. Bond joined the Bank in February 1993, as Assistant Vice President, Mortgage Lender. Mr. Bond was assigned to the position of Investment Officer in November 1995. Mr. Bond is a member of the Bank's Investment and Loan Committees and serves as the Company's Community Reinvestment Officer. Mr. Bond is a member of the New York Society of Securities Analysts and the Financial Managers Society.

     William Schult is Vice President and Controller. He was appointed Acting Chief Financial Officer in May 2001. He joined Carver Federal in September 2000 after five years as an independent consultant. He has 26 years experience in the banking industry beginning in 1974 as Senior Vice President and Controller for the Nassau Trust Company. In 1983 Mr. Schult became Administrative Vice President at Norstar Bank of Long Island. He moved to The Dime Savings Bank of New York in 1985 where he was Vice President and Director of Accounting until 1995. Mr. Schult received a BBA in Accounting from Hofstra University and is a Certified Public Accountant in the State of New York.

     Margaret D. Peterson is Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities, Vendor Management and other support activities. Ms. Peterson joined Carver Federal in November 1999. Ms. Peterson came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, Ms. Peterson was a Vice President and Senior HR Generalist for Citibank Global Asset Management. Besides her 11 years in Human Resources, Ms. Peterson has 10 years of Systems and Technology experience from various positions held at JP Morgan and Chase. Ms. Peterson earned a Bachelors Degree from Pace University, a M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association.

     J. Kevin Ryan is Senior Vice President and Chief Lending Officer. Mr. Ryan joined Carver Federal in June 2000 and has over 20 years' experience in real estate lending. Prior to joining Carver, Mr. Ryan served as Vice President-Team Leader for Commercial Real Estate at Greenpoint Mortgage Funding Co., where he was employed from 1996 to 2000. From 1985 through 1996, Mr. Ryan served as President of Manhattan Appraisal Co., a commercial and residential real estate appraisal company which he founded in New York City. Mr. Ryan also served in various positions at Dime Savings Bank of NY from 1977 to 1985, including Vice President, and as an Adjunct Professor of Management & Economics at St. John's University from 1981 through 1984. He also is a Board member of Habitat for Humanity, New York City. Mr. Ryan received a BBA in Management from Hofstra University and an MBA in Finance from Fordham University.

     Devon W. Woolcock is Senior Vice President and Chief of Retail Banking. He is a 12-year veteran of retail banking. He joined Carver from Citibank where he was a Division Executive Vice President. Most recently, he managed six branches in Brooklyn and Queens. Mr. Woolcock began his career with Barnett Bank in Florida, holding positions including Head Teller, Division Operations Manager, and Branch Manager. He joined Citibank in 1995 where he managed several South Florida branches, before moving to New York City. Mr. Woolcock attended college at the University of Houston and Bethune Cookman College.

ITEM 2.  PROPERTIES.

               The following table sets forth certain information regarding Carver's offices and other material properties at March 31, 2001.

                                                                    Lease        Net Book
                                                       Owned or   Expiration     Value at
                                         Year Opened    Leased       Date     March 31, 2001
                                         -----------   --------   ----------  --------------
                                                          (In thousands)

MAIN OFFICE:
75 West 125th Street                         1996        Owned           --      $5,538
New York, New York

BRANCH OFFICES:

2815 Atlantic Avenue                         1990        Owned           --         291
Brooklyn, New York
(East New York Office)

1281 Fulton Street                           1989        Owned           --       1,024
Brooklyn, New York
(Bedford-Stuyvesant Office)

1009-1015 Nostrand Avenue                    1975        Owned           --         149
Brooklyn, New York
(Crown Heights Office)

115-02 Merrick Boulevard                     1982        Leased    02/28/11         281
Jamaica, New York
(St. Albans Office)

PROPOSED OFFICE:
Central Harlem Plaza-Space "A"                 --        Leased    04/2006           --
Lenox Avenue and West 116th -West 117th
New York, New York                                                               ======
      Total                                                                      $7,283
                                                                                 ======

     Carver anticipates opening the proposed branch office on Lenox Avenue in Harlem in the second quarter of fiscal 2002.

     The net book value of Carver's investment in premises and equipment totaled approximately $10.4 million at March 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2001, except as set forth below, there were no material legal proceedings to which Carver Federal or its subsidiaries was a party, or to which any of their property was subject.

     On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). On or about January 12, 1999, Carver and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged the following causes of action, which relate to the Agreement and St. Rose's separation from Carver: (1) breach of contract; (2) promissory estoppel; and (3) fraudulent misrepresentation. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel and fraudulent misrepresentation causes of action.

     On or about August 18, 1999, Carver moved to dismiss St. Rose's fraudulent misrepresentation cause of action and the Court granted Carver's motion to dismiss. Carver has not filed an answer in the St. Rose Action. By written stipulation of the parties, Carver's time to file an answer to St. Rose's complaint has been extended without date. Carver has unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver, which obligations remain outstanding as of the date of this Form 10-K. The parties have had intermittent settlement discussions, but have not reached an agreement. If the parties do not reach a settlement, Carver intends to continue to defend the St. Rose Action vigorously.

     The action brought by Ralph Williams (the "Williams Action") and the action brought by Janice Pressley (the "Pressley Action" and, together with the Williams Action, the "Actions") arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors, and plaintiff Pressley is a former treasurer, of Northeastern, a federal credit union that maintained accounts with Carver and other banks in the New York metropolitan area. Plaintiffs' complaints (which are virtually identical) allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. On or about November 22, 2000, Williams filed his pro se complaint against the NCUA, Carver, Chase Manhattan Bank ("Chase"), Astoria Federal Savings and Loan Association and Reliance Federal Savings Bank (Carver with the last three defendants, collectively the "Bank Defendants") seeking damages in the amount of $1 million plus certain additional unspecified amounts. On or about November 22, 2000, plaintiff Pressley filed her pro se action against the same defendants seeking unspecified compensatory and punitive damages. Williams seeks damages for the allegedly "unauthorized" or "invalid" actions of the NCUA Board in taking control of Northeastern as well as damages for discrimination and civil rights violations. Pressley seeks damages based on identical allegations except that she also alleges certain claims of employment discrimination.

     While the bulk of the complaints relate to the action of the NCUA Board, the plaintiffs allege that the Bank Defendants "collaborated with the NCUA Board" in violating unspecified constitutional and privacy rights and that they engaged in discrimination.

     On or about December 15, 2000, defendant Chase moved to consolidate the Williams Action and Pressley Action. In anticipation of that consolidation, the Bank Defendants filed a joint motion to dismiss both complaints arguing that both Actions are barred by principles of res judicata and because both complaints fail to state claims on which relief can be granted.

     The Bank Defendants' motion to dismiss was denied without prejudice insofar as it applied to the Williams Action solely for the reason that it was a motion addressed to both Actions prior to the issuance of an order consolidating these cases. The Bank Defendants have refilled their motion to dismiss the Williams Action and it is sub judice. The Bank Defendants' original motion to dismiss is still sub judice insofar as it applies to the Pressley Action. If the motions to dismiss are not granted, Carver intends to defend both Actions vigorously.

     On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark"), the former President and CEO of Carver, filed suit against Carver Federal and certain individual defendants in the Supreme Court of the State of New York, County of New York (the "Clark Action"). Clark claims that the defendants should be forced to obtain approval from the OTS to pay severance benefits that Clark believes Carver owes him under an employment agreement. Clark seeks injunctive relief and asserts claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, the defendants moved to dismiss the complaint in its entirety. By written stipulation of the parties, Clark's time to respond defendants' motion has been extended. If the Court does not grant the motion to dismiss, Carver intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Holding Company held its Annual Meeting on February 27, 2001. The purpose of the Annual Meeting was to vote on the following proposals:

     1.   The election of three directors for terms of three years each;

     2. The ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ended March 31, 2001; and

     3.   To approve an Amendment to Carver's 1995 Stock Option Plan.

     The results of voting were as follows:

        Proposal 1: Election of Directors:
                     Holding Company
                     Nominees

                     Frederick O. Terrell               For          2,114,655
                                                        Withheld        37,719

                     Robert Holland, Jr.                For          2,114,629
                                                        Withheld        37,745

                     Dennis M. Walcott                  For          2,113,074
                                                        Withheld        39,300

        Proposal 2:  Ratification of Appointment        For          2,141,705
                     of Independent Auditors            Against          7,727
                                                        Abstain          2,942

        Proposal 3:  Amendment to Stock Option Plan     For          1,175,447
                                                        Against         61,824
                                                        Abstain         57,925

     In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual Meeting:
Deborah C. Wright, Kevin Cohee, David L. Hinds, Pazel G. Jackson, Jr., Teri Williams and Strauss Zelnick.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

     The Common Stock is listed on the American Stock Exchange under the symbol "CNY." Prior to May 21, 1997, the Common Stock traded on the National Market of The Nasdaq Stock Market under the symbol "CARV." As of May 31, 2001, there were 2,306,286 shares of the Common Stock outstanding, held by approximately 1,150 holders of record. The following table shows the high and low per share sales prices of the Common Stock.

                                             Closing Sales Price Quarter Ended
-----------------------------------------------------------------------------------------------------------------------
                                       High       Low                                                 High        Low
                                     --------   -------                                             --------    -------
Year Ended March 31, 2001                                     Year Ended March 31, 2000
  First Quarter..................... $10.9375   $7.5000         First Quarter...................... $11.3750    $7.5000
  Second Quarter.................... $11.1250   $7.8750         Second Quarter..................... $10.0000    $7.6250
  Third Quarter.....................  $9.7500   $7.0000         Third Quarter...................... $11.1250    $7.0000
  Fourth Quarter.................... $10.6000   $8.6000         Fourth Quarter..................... $13.5000    $8.2500

     The Board declared a cash dividend of $0.05 (five cents) per share on February 1, 2001 and February 14, 2000 payable to stockholders of record on February 15, 2001 and February 25, 2000, respectively. The Board has not determined to establish a regular dividend at this time, but will review the Company's position after each quarter for the possible declaration of additional dividends. The timing and amount of future dividends will be within the discretion of Carver's Board and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board.

     The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its stockholders' equity would be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 3 of the Notes to the Consolidated Financial Statements.

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                At March 31,
                                                  ---------------------------------------------------------------------
                                                      2001           2000           1999          1998          1997
                                                  -----------    -----------    -----------    ----------   -----------
                                                                           (Dollars in thousands)
Financial Condition Data:
Total amount of:
Assets ........................................   $   424,500    $   420,119    $   416,483    $  437,458   $   423,614
Loans, net ....................................       283,437        270,148        270,522       274,954       197,918
Mortgage-backed securities ....................        42,866         54,229         66,584        91,116       110,853
Investment securities .........................        24,996         24,996             --            --         1,675
Securities available for sale (1) .............        19,926         24,952         29,918        28,408        83,863
Excess of cost over assets acquired ...........           603            817          1,030         1,246         1,456
Cash and cash equivalents .....................        31,758         22,202         21,321        15,120         4,231
Deposits ......................................       279,424        281,941        276,999       274,894       266,471
Borrowed funds ................................       105,600         98,578        102,038       124,946       121,101
Stockholders' equity ..........................        32,096         32,641         31,175        35,534        33,984
Number of:
Deposit accounts ..............................        44,751         54,597         58,113        51,550        49,142
Offices .......................................             5              7              7             7             7

                                                                           Year Ended March 31,
                                                  ---------------------------------------------------------------------
                                                      2001           2000           1999          1998          1997
                                                  -----------    -----------    -----------    ----------   -----------
                                                               (Dollars in thousands - except share data)
Operating Data:
Interest income ...............................   $    28,307    $    27,367    $    28,473    $   27,828   $    22,847
Interest expense ..............................        14,278         14,009         14,815        15,019        12,483
                                                  -----------    -----------    -----------    ----------   -----------
Net interest income ...........................        14,029         13,358         13,658        12,809        10,364
Provision for loan losses .....................         1,793          1,099          4,029         1,260         1,690
                                                  -----------    -----------    -----------    ----------   -----------
Net interest income after provision for loan
     losses ...................................        12,236         12,259          9,629        11,549         8,674
                                                  -----------    -----------    -----------    ----------   -----------

Non-interest income:
Gain (loss) on sales of deposits and assets ...         1,013             --              4           188          (927)
Other .........................................         1,921          2,539          2,378         2,163         1,040
                                                  -----------    -----------    -----------    ----------   -----------
Total non-interest income .....................         2,934          2,539          2,382         2,351           113
                                                  -----------    -----------    -----------    ----------   -----------
Non-interest expenses:
Loss on sale of foreclosed real estate ........            --             --             --            --            38
Other .........................................        15,461         15,823         17,963        11,651        11,764
                                                  -----------    -----------    -----------    ----------   -----------
Total non-interest expense ....................        15,461         15,823         17,963        11,651        11,802
                                                  -----------    -----------    -----------    ----------   -----------
(Loss) income before income taxes .............          (291)        (1,025)        (5,952)        2,249        (3,015)
                                                  -----------    -----------    -----------    ----------   -----------
Income tax expense (benefit) ..................            98            110         (1,499)        1,203        (1,275)
                                                  -----------    -----------    -----------    ----------   -----------
Net (loss) income .............................   $      (389)   $    (1,135)   $    (4,453)   $    1,046   $    (1,740)
                                                  ===========    ===========    ===========    ==========   ===========
Net (loss) income per common share ............   $     (0.26)   $     (0.53)   $     (2.02)   $     0.48   $     (0.80)
                                                  ===========    ===========    ===========    ==========   ===========
Weighted average number of common shares
    Outstanding ...............................     2,256,441      2,238,846      2,206,133     2,187,619     2,156,346
                                                  ===========    ===========    ===========    ==========   ===========

                                                                    At or for the Year Ended March 31,
                                                            -------------------------------------------------
                                                             2001       2000       1999       1998      1997
                                                            ------     ------     ------     ------    ------
Key Operating Ratios:
Return on average assets (1) (2) .......................    (0.07)%    (0.27)%    (1.05)%     0.25%    (0.47)%
Return on average equity (2)(3) ........................    (0.89)     (3.29)    (12.70)      3.00     (5.00)
Interest rate spread (4) ...............................     3.48       3.38       3.29       3.14      2.90
Net interest margin (5) ................................     3.61       3.47       3.43       3.27      3.04
Operating expenses to average assets (2)(6) ............     3.72       3.82       4.22       2.80      3.22
Equity-to-assets (7) ...................................     7.56       7.77       7.49       8.12      8.03
Efficiency Ratio (2)(8) ................................    91.14      99.54     111.98      76.85    112.65
Average interest-earning assets to average
    interest-bearing liabilities .......................    1.03x      1.03x      1.04x      1.04x     1.04x
Asset Quality Ratios:
Non performing assets to total assets (9) ..............     0.71%      0.73%      1.15%      1.58%     1.53%
Non performing assets to total loans (9) ...............     1.04       1.12       1.66       2.47      3.28
Allowance for loan losses to total loans ...............     1.24       1.07       1.48       1.11      1.09
Allowance for loan losses to non-performing loans (9) ..   140.97     138.07      85.60      45.30     35.06
Net loan charge-offs to average loans outstanding ......     0.42       0.84       1.17       0.15      0.69

----------

     (1)  Net income divided by average total assets.

     (2) For fiscal 1999, excluding non-recurring items amounting to $7.8 million, the return on average assets, return on average equity, operating expenses to average assets and Efficiency Ratio were 0.24%, 2.85%, 2.98% and 78.94%, respectively. Excluding an assessment to recapitalize the SAIF of $1.6 million, the return on average assets, return on average equity, operating expenses to average assets and Efficiency Ratio for fiscal 1997 were (0.022%), (2.29%), 2.77% and 97.07%, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings.

Asset/Liability Management

     Net interest income, the primary component of Carver's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. Management has sought to reduce Carver's exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans for its portfolio, investment in adjustable-rate mortgage-backed securities and shorter-term investment securities and the sale of all long-term fixed-rate loans originated into the secondary market. The Company has also reduced interest rate risk through its origination and purchase of primarily adjustable-rate mortgage loans and extension of the term of borrowings.

Discussion of Market Risk -- Interest Rate Sensitivity Analysis

     As a financial institution, the Bank's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of the Bank's interest-bearing liabilities and virtually all of the Bank's interest-earning assets are located at the Bank, virtually all of the Bank's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

     Carver seeks to manage its interest rate risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Bank also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, there are a variety of factors which influence the repricing characteristics of any given asset or liability.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of rate-sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income, and during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a negative one-year gap equal to 10.38% of total rate-sensitive assets at March 31, 2001, as a result of which its net interest income could be negatively affected by rising interest rates, and positively affected by falling interest rates.

     The  following  table  sets  forth  information   regarding  the  projected
maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 2001. Maturity repricing dates have been projected by applying prepayment rates which management believes are appropriate and repricing dates. The information presented in the following table is derived in part from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                                                              Over One
                                                       Three or    Four to     Through   Over Three   Over Five   Over
                                                          Less      Twelve      Three     Through      Through     Ten
                        Months                           Months     Months      Years    Five Years   Ten Years   Years      Total
------------------------------------------------------ --------   ---------   ---------  ----------   ---------  --------   --------
                                                                                   (Dollars in thousands)
Rate-Sensitive Assets:
Loans and MBS ........................................  $55,395   $  66,241    $104,980    $71,200    $ 25,013   $  5,900   $328,729
Federal funds sold ...................................   23,700          --          --         --          --         --     23,700
Investment securities(1) .............................   19,926          --          --     24,996          --         --     44,922
                                                        -------   ---------    --------    -------    --------   --------   --------
       Total interest-earning assets .................  $99,021   $  66,241    $104,980    $96,196    $ 25,013   $  5,900   $397,351
                                                        =======   =========    ========    =======    ========   ========   ========
Rate-Sensitive Liabilities:
NOW accounts .........................................   $2,355   $   3,140    $  6,803    $ 3,402    $  5,233      5,233     26,166
Savings accounts .....................................    5,306       6,699      11,426     21,217      41,699     46,298    132,645
Money market accounts ................................    2,986       9,274       1,570      1,258         315        315     15,718
Certificates of deposit ..............................   21,590      53,741      16,374     13,190          --         --    104,895
Borrowings ...........................................   41,000      60,430          --      3,861          --        309    105,600
                                                        -------   ---------    --------    -------    --------   --------   --------
       Total interest-bearing liabilities ............  $73,237   $ 133,284    $ 36,173    $42,928    $ 47,247   $ 52,155   $385,024
                                                        =======   =========    ========    =======    ========   ========   ========

Interest sensitivity gap .............................  $25,784   $ (67,043)   $ 68,807    $53,268    $(22,234)  $(46,255)  $ 12,327

Cumulative interest sensitivity gap ..................  $25,784   $ (41,259)   $ 27,548    $80,816    $ 58,535   $ 12,327         --
Ratio of cumulative gap to total rate-sensitive assets     6.49%     (10.38)%      6.93%     20.34%      14.74%      3.10%

----------

     (1)  Includes securities available-for-sale.

     In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

     Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in Carver's portfolio contain conditions, which restrict the periodic change in interest rate.

     NPV Analysis. As part of its efforts to maximize net interest income and manage the risks associated with changing interest rates, management uses the NPV methodology, which the OTS has adopted as part of its capital regulations.

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

     Presented below, as of March 31, 2001, is an analysis of the bank's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.

                         Net Portfolio Value           NPV as % of PV of Assets
Change in Rate    $ Amount     $ Change    % Change     NPV Ratio      Change
--------------    --------     --------    --------     ---------      ------
                             (Dollars in thousands)

   +300 bp         46,077      (10,443)        (18)%      10.55%      (198)bp
   +200 bp         50,122       (6,398)        (11)%      11.34%      (119)bp
   +100 bp         53,565       (2,955)         (5)%      11.99%       (54)bp
      0 bp         56,520           --          --        12.53%           --
   (100) bp        59,501        2,981          +5%       13.06%      + 53bp
   (200) bp        60,998        4,478          +8%       13.30%      + 77bp
   (300) bp        62,931        6,410         +11%       13.61%      +109bp

                                                              March 31, 2001
                                                              --------------
Risk Measures: 200 BP Rate Shock
Pre-Shock NPV Ratio: NPV as % of PV of Assets..............       12.53%
Post-Shock NPV Ratio.......................................       11.34%
Sensitivity Measure; Decline in NPV Ratio..................       119bp

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

                                                             At March 31,             Year ended March 31,
                                                                 2001                         2001
                                                         --------------------    ------------------------------
                                                                     Average                           Average
                                                                      Yield       Average               Yield
                                                          Balance      Cost       Balance    Interest    Cost
                                                         --------    --------    --------    --------  --------
                                                                        (Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (1) .............................  $283,437        7.55%   $278,264    $ 21,398      7.69%
Investment securities(2) ..............................    50,677        5.67      43,350       2,874      6.63
Mortgage-backed securities ............................    42,866        7.03      48,899       3,012      6.16
Federal funds sold ....................................    23,700        4.32      18,256       1,023      5.60
                                                         --------    --------    --------    --------  --------
Total interest-earning assets .........................   400,680        7.06%    388,769    $ 28,307      7.28%
                                                                                 --------    --------  --------
Non-interest earning assets ...........................    23,820                  27,127
                                                         --------                --------
Total assets ..........................................  $424,500                $415,896
                                                         ========                ========


Interest-Bearing Liabilities:
Deposits
     DDA ..............................................  $ 11,409         --%    $ 11,568    $     --       --%
     NOW ..............................................    14,757        1.71      15,926         253      1.59
     Savings and club .................................   132,645        2.30     137,305       3,051      2.22
     Money market accounts ............................    15,718        2.62      17,598         412      2.34
     Certificate of deposits ..........................   104,895        4.52      94,006       4,740      5.04
                                                         --------    --------    --------    --------  --------
Total deposits ........................................   279,424        3.03     276,403       8,456      3.06
Borrowed money ........................................   105,600        5.51      99,783       5,822      5.84
                                                         --------    --------    --------    --------  --------
Total interest-bearing liabilities ....................   385,024        3.71%    376,186    $ 14,278      3.80%
                                                                                 --------    --------  --------
Non-interest-bearing liabilities ......................     7,433                   7,072
                                                         --------                --------
Total liabilities .....................................   392,457                 383,258
Stockholders' equity ..................................    32,043                  32,638
                                                         --------                --------

Total liabilities and stockholders' equity ............  $424,500                $415,896
                                                         ========                ========

Net interest income ...................................                                      $ 14,029
                                                                                             ========

Interest rate spread ..................................                  3.35%                             3.48%
                                                                     ========                          ========

Net interest margin ...................................                                                    3.61%
                                                                                                       ========

Ratio of average interest-earning assets to average
      interest-bearing liabilities ....................                                              1.03
                                                                                                 ========

                                                                          Year Ended March 31,
                                                  --------------------------------------------------------------------
                                                                2000                                1999
                                                  --------------------------------    --------------------------------
                                                                          Average                             Average
                                                   Average                 Yield       Average                 Yield
                                                   Balance    Interest      Cost       Balance    Interest      Cost
                                                  --------    --------    --------    --------    --------    --------
                                                                         (Dollars in thousands)
Interest Earning Assets:
Loans(1) .....................................    $259,408    $ 19,443        7.50%   $269,241    $ 20,576        7.64%
Investment securities(2) .....................      57,357       3,593        6.26      32,284       1,801        5.58
Mortgage-backed securities ...................      55,075       3,641        6.61      85,236       5,431        6.37
Federal funds sold ...........................      13,000         690        5.31      12,013         665        5.54
                                                  --------    --------    --------    --------    --------    --------
Total interest-earning assets ................     384,840    $ 27,367        7.12%    398,774    $ 28,473        7.14%
                                                              --------    --------                --------    --------
Non-interest earning assets ..................      29,220                              26,709
                                                  --------                            --------
Total assets .................................    $414,060                            $425,483
                                                  ========                            ========
Interest-Bearing Liabilities:
Deposits:
    DDA ......................................    $ 11,388    $     --         --%    $  9,670    $     --         --%
    NOW ......................................      18,032         314        1.74      18,789         314        1.67
    Savings and clubs ........................     143,908       3,650        2.54     144,990       3,604        2.49
    Money market accounts ....................      19,578         631        3.22      21,541         613        2.85
    Certificate of deposits ..................      86,316       4,017        4.65      80,897       3,890        4.81
                                                  --------    --------    --------    --------    --------    --------
Total deposits ...............................     279,222       8,612        3.08     275,887       8,421        3.05
Borrowed money ...............................      95,769       5,397        5.64     107,766       6,394        5.93
                                                  --------    --------    --------    --------    --------    --------
Total interest-bearing liabilities ...........     374,991    $ 14,009        3.74%    383,653    $ 14,815        3.85%
                                                                                      --------    --------    --------
Non-interest-bearing liabilities .............       4,596          --                   6,771
                                                  --------    --------                --------
Total liabilities ............................     379,587    $ 14,009                 390,424
                                                              --------
Stockholders' equity .........................      34,473                              35,059
                                                  --------                            --------

Total liabilities and stockholders'
    equity ...................................    $414,060                            $425,483
                                                  ========                            ========

Net interest income ..........................                $ 13,358                            $ 13,658
                                                              ========                            ========

Interest rate spread .........................                                3.38%                               3.29%
                                                                          ========                            ========

Net interest margin ..........................                                3.47%                               3.43%
                                                                          ========                            ========

Ratio of average interest-earning assets to
    Average interest-bearing liabilities .....                                1.03                                1.04
                                                                          ========                            ========


     (1)  Includes non-accrual loans.

     (2)  Includes FHLB stock and fair value of investments available for sale.

Rate/Volume Analysis

     The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to
(i) changes in volume (changes in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume), and (iii) changes in rate/volume. Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

                                                                              Year Ended March 31,
                                                          -------------------------------------------------------------
                                                                  2001 vs. 2000                    2000 vs. 1999
                                                           Increase (Decrease) due to        Increase (Decrease) due to
                                                          -----------------------------    -----------------------------
                                                           Volume      Rate      Total      Volume      Rate      Total
                                                          -------    -------    -------    -------    -------    -------
                                                                              (Dollars in thousands)
Interest-earning assets:
Loans .................................................   $ 1,420    $   535    $ 1,955    $  (753)   $  (378)   $(1,133)
Investment securities (1) .............................      (859)       140       (719)     1,549        243      1,792
Mortgage-backed securities (1) ........................      (408)      (221)      (629)    (2,003)       213     (1,790)
Federal funds sold ....................................       283         50        333         50        (25)        25
                                                          -------    -------    -------    -------    -------    -------
      Total interest-earning assets ...................       436        504        940     (1,159)        53     (1,106)
                                                          -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
    NOW ...............................................       (37)       (24)       (61)       (13)        13         --
    Savings and clubs .................................      (167)      (432)      (599)       (27)        73         46
    Money market accounts .............................       (64)      (155)      (219)       (42)        60         18
    Certificate of deposits ...........................       358        365        723        252       (125)       127
                                                          -------    -------    -------    -------    -------    -------
      Total deposits ..................................        90       (246)      (156)       170         21        191
    Borrowed money ....................................       227        198        425       (722)      (275)      (997)
                                                          -------    -------    -------    -------    -------    -------
      Total deposit and interest-bearing liabilities ..       317        (48)       269       (552)      (254)      (806)
                                                          -------    -------    -------    -------    -------    -------
Net change in net interest income .....................   $   119    $   552    $   671    $  (607)   $   307    $  (300)
                                                          =======    =======    =======    =======    =======    =======

----------

     (1)  Includes securities available for sale.

Comparison of Financial Condition at March 31, 2001 and 2000

     At March 31, 2001, total assets increased by $4.4 million, or 1.0%, to $424.5 million compared to $420.1 million at March 31, 2000. The increase in total assets was primarily attributable to increases in loans, and cash and cash equivalents, offset in part by decreases, mortgage-backed securities held to maturity and securities available for sale. Loans receivable, net increased by $13.3 million, or 4.9%, to $283.4 million compared to $270.1 million one year ago. The increase in loans results primarily from Carver originations and purchases during 2001 which exceeded loan payments. At March 31, 2001, total cash and cash equivalents increased by $9.6 million, or 43.2%, to $31.8 million compared to $22.2 million at March 31, 2000. Mortgage-backed securities held to maturity decreased by $11.3 million, or 20.9%, to $42.9 million, compared to $54.2 million at March 31, 2000. The decrease in mortgage-backed securities held to maturity primarily reflects principal repayments.

     At March 31, 2001 total liabilities increased $4.9 million or 1.3% to $392.4 million compared to $387.5 million at March 31, 2000. This increase was primarily attributable to an increase of $33.6 million in advances from the Federal Home Loan Bank of New York, offset in part by decreases of $26.4 million in securities sold under agreement to repurchase and $2.5 million in deposits. The decrease in deposits was primarily attributable to the sale of deposits from the Roosevelt and Chelsea branches during fiscal year 2001. Excluding deposits of the Roosevelt and Chelsea branches, total deposits would have increased by approximately $25.3 million during fiscal year 2001.

     At March 31, 2001, total stockholders' equity decreased $545,000, or 1.7%, to $32.1 million compared to $32.6 million at March 31, 2000. The decrease in stockholders' equity was primarily attributable to the net loss for the year as well as dividends paid on the Company's preferred stock. The Bank's capital levels meet regulatory requirements of a well capitalized financial institution.

Comparison of Operating Results For The Years Ended March 31, 2001 and 2000

Net Loss

     The Company reported a net loss for the twelve-month period ended March 31, 2001 of $389,000 compared to a net loss of $1.1 million for the same period the prior year. The decrease in the net loss was primarily due to a gain on the sale of deposits of $1.0 million, a $671,000 improvement in net interest income and a $362,000 reduction in non-interest expense, partially offset by a non-recurring gain of $728,000 on the sale of an investment property recognized in fiscal 2000 and a $694,000 increase in the provision for loan losses.

Interest Income

     Interest  income  increased by $941,000,  or 3.4%, to $28.3 million for the twelve month period ended March 31, 2001 compared to $27.4 million for the twelve month period ended March 31, 2000. The increase in interest income was primarily attributable to an improvement in the average yield on interest-earning assets from 7.12% for the twelve months ended March 31, 2000, compared to 7.28% for the twelve months ended March 31, 2001. Interest income on loans increased by $2.0 million, or 10.3%, to $21.4 million for fiscal 2001 compared to $19.4 million for fiscal 2000. The increase in interest income from loans reflects an increase of $18.9 million, or 7.3%, in the average balance of loans to $278.3 million for fiscal 2001 compared to $259.4 million for fiscal 2000, coupled with a 19 basis point increase in the average rate earned on loans to 7.69% for fiscal 2001 from 7.50% for the prior year. Interest income on investment securities decreased by approximately $0.7 million, or 19.4%, to $2.9 million for the twelve months ended March 31, 2001, compared to $3.6 million for the prior year, reflecting an decrease of $14 million in the average balance of investment securities to $43.4 million for fiscal 2001 compared to $57.4 million for fiscal 2000, coupled with a 37 basis point increase in the average rate earned on investment securities to 6.63% from 6.26%. Interest income on mortgage-backed securities decreased by $0.6 million, or 16.7%, to $3.0 million for the twelve months ended March 31, 2001 compared to $3.6 million for the prior year reflecting a decrease of $12.2 million in the average balance of mortgage-backed securities to $42.9 million for fiscal 2001 compared to $55.1 million for fiscal 2000, and, to a lesser extent, a 45 basis point decrease in the average rate earned on mortgage-backed securities to 6.16% from 6.61%.

Interest Expense

     Interest expense increased by $269,000, or 1.92%, to $14.3 million for fiscal 2001 compared to $14.0 million for the prior year. The increase in interest expense is attributable to a $1.2 million increase in the average balance of interest-bearing liabilities combined with a 6 basis point increase in the average cost of interest bearing liabilities.

     Interest expense on deposits decreased $156,000, or 1.8%, to $8.5 million for fiscal 2001 compared to $8.6 million for the prior year. This decrease is attributable to a $2.8 million, or 1.0%, decrease in the average balance of deposits to $276.4 million for fiscal 2001 compared to $279.2 million for fiscal 2000, and to a lesser extent, to a two basis point decrease in the cost of average deposits.

     Interest expense on borrowed money increased by $425,000, or 7.9%, to $5.8 million for fiscal 2001 compared to $5.4 million for the prior year. The average balance of borrowed money was $4.0 million, or 4.19%, higher during fiscal 2001 than during fiscal 2000, and the average cost of borrowed money for fiscal 2001 was 20 basis points higher than the average cost of borrowed money for fiscal 2000.

Net Interest Income

     Net interest income before the provision for loan losses increased $671,000, or 5.0%, to $14.0 million for fiscal 2001 compared to $13.4 million for the prior year. The 17 basis point increase in the return on average interest-earning assets coupled with the six basis point increase in the cost of interest-bearing liabilities used to fund interest earning assets contributed to an 11 basis point increase in the interest rate spread to 3.5% for fiscal 2001 compared to 3.38% for the prior year. The net interest margin increased to 4.81% for fiscal 2001 compared to 3.47% for fiscal 2000. The improved interest rate spread and margin were the most significant items responsible for the improvement in net interest income in fiscal 2001 compared to fiscal 2000.

Provision for Loan Losses

     Provision for loan losses increased by $694,000 or 63.2%, to $1.8 million, for the twelve month period ended March 31, 2001, compared to $1.1 million for the year ended March 31, 2000. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level of non-performing loans and assets and net charge offs. The provision for loan losses for fiscal 2001 represents the amount required to maintain the allowance for loan losses at the level required by the Company's policy. During fiscal 2001, the Bank charged off approximately $1.4 million of loans. At March

31, 2001, non-performing loans totaled $2.5 million, or 0.9%, of total loans compared to $2.1 million, or 0.8%, of total loans at March 31, 2000. At March 31, 2001, the Bank's allowance for loan losses was $3.6 million compared to $2.9 million at March 31, 2000, resulting in a ratio of the allowance to non-performing loans of 141.0% at March 31, 2001 compared to 138.1% at March 31, 2000 and a ratio of the allowance for possible loan losses to total loans of 1.23% and 1.1% at March 31, 2001 and March 31, 2000, respectively.

Non-Interest Income

     Non-interest income is composed of loan fees and service charges, gains or losses from the sale of securities and certain other items, fee income for banking services and miscellaneous non-interest income. Non-interest income increased $395,000 or 15.6%, to $2.9 million for fiscal 2001 compared to $2.5 million for fiscal 2000. The increase in non-interest income is primarily due to non-recurring income of $1.0 million relating to the sale of deposits less the non-recurrence of $728,000 of income in 2000 resulting from the sale of the Alhambra Building by the Company's subsidiary, Alhambra Realty. Excluding from the 2001 fiscal year the gain from the sale of deposits and excluding the 2000 income from the sale of the Alhambra Building, total non-interest income increased by $395,000, or 15.6%, compared to fiscal 2000.

Non-Interest Expense

     Non-interest expense decreased by $362,000, or 2.3%, to $15.5 million for fiscal 2001 compared to $15.8 million for the prior fiscal year. The decrease in non-interest expense was primarily attributable to decreases of $573,000 in other non-interest expenses, $62,000 in net occupancy expenses and $57,000 in equipment expense, offset in part by an increase of $330,000 in salaries and employee benefits. The decrease in other non-interest expenses was primarily attributable to reductions in accounting records adjustments and a decrease in the Bank's insurance assessment rate.

Income Tax Expense

     In connection with the loss from operations incurred for fiscal 2001 and fiscal 2000, the Company has an operating loss carry forward available to offset future taxable income totaling approximately $5.7 million that will expire in 2019. The Company recorded income tax expense of $98,000 for fiscal 2001 and $110,000 for fiscal 2000, respectively. The income tax expense for fiscal 2001 and fiscal 2000 represents taxes payable to New York State and New York City.

Comparison of Operating Results For The Years Ended March 31, 2000 and 1999

Net Loss

     The Company reported a net loss for the twelve month period ended March 31, 2000 of $1.1 million compared to a net loss of $4.5 million for the same period the prior year. The decrease in the net loss was primarily due to decreases in non-interest expenses and the provision for possible loan losses.

Interest Income

     Interest income decreased by $1.1 million, or 3.9%, to $27.4 million for the twelve month period ended March 31, 2000 compared to $28.5 million for the twelve month period ended March 31, 1999. The decrease in interest income was primarily attributable to a $13.9 million, or 3.5%, decrease in average balance of interest earning assets to $384.8 million for the twelve months ended March 31, 2000, compared to $398.8 million for twelve months ended March 31, 1999. The yield on average interest earning assets declined to 7.12% for the twelve months ended March 31, 2000, compared to 7.14% for the prior year.

     Interest income on loans decreased by $1.1 million, or 5.5%, to $19.4 million for fiscal 2000 compared to $20.6 million for fiscal 1999. The decrease in interest income from loans reflects a decrease of $9.8 million, or 3.7%, in the average balance of loans to $259.4 million for fiscal 2000 compared to $269.2 million for fiscal 1999, coupled with a 14 basis point decrease in the average rate earned on loans to 7.50% for fiscal 2000 from 7.64% for the prior year. Interest income on investment securities increased by approximately $1.8 million, or 99.5%, to $3.6 million for the twelve months ended March 31, 2000, compared to $1.8 million for the prior year, reflecting an increase of $25 million in the average balance of investment securities to $57.4 million for fiscal 2000 compared to $32.3 million for fiscal 1999, coupled with a 68 basis point increase in the average rate earned on investment securities to 6.26% from 5.58%. Interest income on mortgage-backed securities decreased by $1.8 million, or 33.0%, to $3.6 million for the twelve months ended March 31, 2000 compared to $5.4 million for the prior year, reflecting a decrease of $30.2 million in the average balance of mortgage-backed securities to $55.1 million for fiscal 2000 compared to $85.2 million for fiscal 1999, offset in part by a 24 basis point increase in the average rate earned on mortgage-backed securities to 6.61% from 6.37%.

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

Interest Expense

     Interest expense decreased by $805,000, or 5.4%, to $14.0 million for fiscal 2000 compared to $14.8 million for the prior year. The decrease in interest expense is attributable to an $8.7 million decrease in the average balance of interest-bearing liabilities combined with an 11 basis point decrease in the average cost of interest bearing liabilities.

     Interest expense on deposits increased $191,000, or 2.3%, to $8.6 million for fiscal 2000 compared to $8.4 million for the prior year. This increase is attributable to a $3.3 million, or 1.2%, increase in the average balance of deposits to $279.2 million for fiscal 2000 compared to $275.9 million for fiscal 1999, and to a lesser extent, to a three basis point increase in the cost of average deposits.

     Interest expense on borrowed money decreased by $996,000, or 15.6%, to $5.4 million for fiscal 2000 compared to $6.4 million for the prior year. The average balance of borrowed money was $12.0 million, or 11.1%, lower during fiscal 2000 than during fiscal 1999, and the average cost of borrowed money for fiscal 2000 was 29 basis points lower than the average cost of borrowed money for fiscal 1999.

Net Interest Income

     Net interest income before the provision for possible loan losses decreased $301,000, or 2.2%, to $13.4 million for fiscal 2000 compared to $13.7 million for the prior year. The 11 basis point decrease in the cost of interest-bearing liabilities used to fund interest earning assets contributed to an eight basis point increase in the interest rate spread to 3.38% for fiscal 2000 compared to 3.29% for the prior year. The decrease in the cost of interest-bearing liabilities used to fund interest earning assets also contributed to a 4 basis point increase in the net interest margin to 3.47% for fiscal 2000 compared to 3.43% for fiscal 1999. However, the average balance on interest earning assets decreased to a greater degree that the average balance of interest-bearing liabilities, and the decrease in the average balance of interest earning assets was the most significant factor resulting in the $302,000 decrease in net interest income for fiscal 2000 as compared to fiscal 1999.

Provision for Loan Losses

     Provision for loan losses decreased by $2.9 million, or 72.7%, to $1.1 million, for the twelve month period ended March 31, 2000, compared to $4.0 million for the year ended March 31, 1999. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Company's level on non-performing loans and assets and net charge offs. The provision for possible loan losses for fiscal 2000 represents the amount required to maintain the allowance for possible loan losses at the level required by the Company's policy, and the reduced provision is primarily attributable to the decrease in non-performing loans during fiscal 2000. During fiscal 2000, the Bank charged off approximately $2.6 million of loans. At March 31, 2000, non-performing loans totaled $2.1 million, or 0.8%, of total loans compared to $4.5 million, or 1.6%, of total loans at March 31, 1999. At March 31, 2000, the Bank's allowance for possible loan losses was $2.9 million compared to $4.0 million at March 31, 1999, resulting in a ratio of the allowance to non-performing loans of 138.0% at March 31, 2000 compared to 89.3% at March 31, 1999 and a ratio of the allowance for possible loan losses to total loans of 1.07% and 1.46% at March 31, 2000 and March 31, 1999, respectively.

Non-Interest Income

     Non-interest income is composed of loan fees and service charges, gains or (losses) from the sale of securities, and fee income for banking services. Non-interest income increased $157,000, or 6.6%, to $2.5 million for fiscal 2000 compared to $2.4 million for fiscal 1999. The increase in non-interest income is primarily due to non-recurring income of $728,000 resulting from the sale of the Alhambra Building by the Company's subsidiary, Alhambra Realty. Excluding the income from the sale of the Alhambra Building, total non-interest income decreased by $571,000, or 24.0%, compared to fiscal 1999. Excluding the income from the sale of the Alhambra Building, the decrease in non-interest income is primarily attributable to a decrease in bank loan fees and service charges as well as the decrease in bank service charges on deposit accounts.

Non-Interest Expense

     Non-interest expense decreased by $2.1 million, or 11.9%, to $15.8 million for fiscal 2000 compared to $18.0 million for the prior fiscal year. The decrease in non-interest expense is primarily attributable to a decrease of $2.5 million in other non-interest expenses, offset by increases of $475,000 in salaries and employee benefits. The increase in salaries and employee benefits is the result of increased expenses associated with certain of the Bank's benefit plans. The decrease in other non-interest expenses is primarily attributable to reductions in consultant fees and reconciliation adjustments, which offset increases of approximately $318,000 in FDIC assessments, $229,000 in audit expenses and $335,000 in legal expenses.

Income Tax Expense

     In connection with the loss from operations incurred for fiscal 2000 and fiscal 1999, the Company has available an operating loss carry forward totaling approximately $5.7 million that will expire in 2019 to offset future taxable income. The Company recorded income tax expense of $110,000 for fiscal 2000, compared to a tax benefit of $1.5 million for fiscal 1999. The income tax expense for fiscal 2000 represents taxes payable to New York State and New York City based upon the Company's total assets. The Company paid no taxes for the year ended March 31, 1999.

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

     Congress eliminated the statutory liquidity requirement which required federal savings associations to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the OTS, the Bank's primary federal regulator. The OTS recently conformed its implementing regulations to reflect this statutory change. Under the revised regulations, which became effective March 15, 2001, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Bank's liquidity ratio was 12.21%.

     The Bank's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Bank's operating, financing lending and investing activities during any given period. At March 31, 2001, and 2000, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $50.0 million and $72.7 million, respectively.

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2001, cash and cash equivalents increased by $9.6 million. Net cash provided by operating activities was $2.6 million, representing primarily the results of operations adjusted for depreciation and amortization, the provision for loan losses. Net cash provided by investing activities was $1.8 million, which was primarily the result of a decline in securities available for sale and mortgage-backed securities, offset in part by an increase in loans receivable. Net cash provided by financing activities was $5.2 million, reflecting primarily a net increase in deposits and borrowed funds partially offset by the proceeds from the sale of branches.

Regulatory Capital Position

     The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision--Regulation of Federal Savings Associations--Capital Requirements."

     The  Bank  presently   exceeds  all  capital   requirements   as  currently
promulgated. At March 31, 2001, the Bank had tangible, core, and risk-based capital ratios of 7.02%, 7.02%, and 15.76%, respectively.

     The following table reconciles the Bank's stockholders equity at March 31, 2001, under accounting principles generally accepted in the United States of America to regulatory capital requirements:

                                                        REGULATORY CAPITAL REQUIREMENTS
                                                ----------------------------------------------
                                                  GAAP     TANGIBLE   TIER I/CORE   RISK-BASED
                                                 CAPITAL    CAPITAL     CAPITAL       CAPITAL
                                                --------   --------   -----------   ----------
                                                          (Dollars in thousands)
Stockholders' Equity at March 31, 2001 (1) ..   $ 30,360   $ 30,360    $ 30,360      $ 30,360
                                                ========
Add:
   General valuation allowance ..............                    --          --         2,576
   Deduct:
   Excess of cost over net assets
   acquired .................................                  (603)       (603)         (603)
                                                           --------    --------      --------
   Regulatory capital .......................                29,757      29,757        32,333
   Minimum capital requirement ..............                 6,358      16,956        16,413
                                                           --------    --------      --------
   Regulatory capital excess ................              $ 23,399    $ 12,801      $ 15,920
                                                           ========    ========      ========

     (1)  Reflects Bank only.

Impact Of Inflation And Changing Prices

     The financial statements and accompanying notes appearing elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Carver's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on Carver's performance than do the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not anticipated to have a material impact on the financial position or results of operations of Carver.

     In September 2000, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") - a replacement of SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required by this item appears under the caption "Discussion of Market Risk--Interest Rate Sensitivity Analysis" in Item 7, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For our Consolidated Financial Statements, see index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Information with Respect to Directors

     The following table sets forth certain information with respect to each director of the Holding Company. Pursuant to the terms of a Securities Purchase Agreement relating to the issuance of the Holding Company's Series B Preferred Stock to Provender, Mr. Frederick O. Terrell was appointed to the Boards of the Holding Company and the Bank for a term expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2000. He was re-elected for a three-year term at that meeting. Pursuant to the terms of a settlement agreement entered into between BBC Capital Market, Inc. and Carver, et al. in May of 2000, Mr. Kevin Cohee and Ms. Teri Williams were appointed to the Boards of the Holding Company and the Bank for terms expiring at the annual meeting of stockholders for the fiscal year ending March 31, 2002. There are no other arrangements or understandings between the Holding Company and any director pursuant to which such other person was elected to be a director of the Holding Company.

                               End of   Position Held with the
         Name         Age (1)   Term     Company and the Bank     Director Since
--------------------  -------  ------   ----------------------    --------------
Deborah C. Wright        43     2001  President, Chief Executive       1999
                                         Officer and Director
Frederick O. Terrell     46     2003           Chairman                2000
Pazel G. Jackson, Jr.    69     2001           Director                1997
David L. Hinds           54     2001           Director                2000
Kevin Cohee              43     2002           Director                2000
Teri Williams            43     2002           Director                2000
Strauss Zelnick          43     2002           Director                2000
Robert Holland, Jr.      61     2003           Director                2000
Dennis M. Walcott        49     2003           Director                2000

     (1)  As of May 31, 2001.

     The principal occupation and business experience of each director is set forth below.

     Deborah C. Wright is currently President, Chief Executive Officer and Director of the Holding Company and the Bank, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named by Mayor David N. Dinkins to the New York City Housing Authority Board which manages New York City's 189,000 public housing units. She is a member of the Board of Overseers of Harvard University and serves on the boards of Empire State Development Corporation, the Initiative for a Competitive Inner City, The New York City Partnership, Inc. and the Ministers and Missionaries Benefit Board of the American Baptist Churches. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

     Frederick O. Terrell is currently Managing Partner and Chief Executive Officer of Provender Capital Group, LLC, a private equity investment firm based in New York and Los Angeles. Prior to forming Provender in 1997, Mr. Terrell was a Managing Director and Partner with the international investment banking firm of Credit Suisse First Boston, beginning his association with the firm in 1983. In addition to Carver, he is a member of the Boards of Vanguarde Media, Inc., Empire Health Choice, Inc., The Diversity Channel, Inc.,

PacPizza LLC and the Yale School of Management. Mr. Terrell received his B.A. degree from La Verne College, an M.A. from Occidental College and his MBA from the Yale School of Management.

     Pazel G. Jackson, Jr. is a retired Senior Vice President of J.P. Morgan Chase. From January 1995 to 2000, Mr. Jackson was responsible for new business development in targeted markets throughout the United States. Prior to joining J.P. Morgan Chase, Mr. Jackson served as the Senior Credit Officer of the Residential Mortgage Division of Chemical Bank. Mr. Jackson's previous business experience also includes employment as a Senior Vice President in charge of Commercial and Residential Lending at The Bowery Savings Bank. Mr. Jackson joined The Bowery in 1969 and held various positions at this financial savings institution including, Senior Vice President, Assistant to the Chairman (1985-1986); Senior Vice President, Division Head, Real Estate Finance (1981-1985); Senior Vice President, Marketing Director (1977-1981); and Vice President, Asset Recovery (1973-1977). Mr. Jackson also served Chief of
Engineering Design for the 1964-1965 New York World's Fair Corporation (1962-1966). Mr. Jackson is a licensed professional engineer and earned his MBA from Columbia University.

     David L. Hinds is a retired Managing Director of Deutsche Bank who, during his tenure there, developed an expertise in turnaround management and process reengineering. During his extensive career at Deutsche Bank and Bankers Trust, Mr. Hinds led several operating divisions, a start-up technology division and a global marketing and sales organization. Most recently, he was Managing Director/Partner for Deutsche Bank's Global Cash Management and Trade Finance Division, where he had profit and loss responsibility for all business activities' including global sales, operations, product management, credit and technology. Under his leadership, the Division's profit contribution more than doubled over four years. He is a board member of the SBLI Mutual Life Insurance Company, past President of the Executive Leadership Council, Co-Founder of the Urban Bankers Coalition and Chairman of the NAACP New York Act - So Advisory Committee.

     Kevin Cohee is currently Chairman and Chief Executive Officer of Boston Bank of Commerce. Mr. Cohee is also a board member of the Boston Bank of Commerce. Mr. Cohee has an extensive background as an executive and an entrepreneur. He was employed by Salomon Brothers, Inc. in their Financial Institutions Group. By 1988, through a leverage buyout, Mr. Cohee obtained Military Professional Services, Inc., a 29 year old company that marketed Visa and Master Card credit cards to military personnel. Mr. Cohee purchased a majority controlled interest in Boston Bank of Commerce in 1995. Mr. Cohee holds a B.A. and M.B.A. from the University of Wisconsin and a J.D. from Harvard Law School.

     Teri Williams is currently employed as an Executive Vice President of Boston Bank of Commerce. Ms. Williams is also a board member of the Boston Bank of Commerce. Ms. Williams began her business career over 17 years ago at American Express TRS Company where she became one of the youngest vice presidents in the company's history. Ms. Williams is very involved in community projects, including Vice Chairperson of Dimock Community Health Center, Treasurer of UNICEF/New England and the Board of Overseers for WGBH (public tv). Ms. Williams holds a B.A. with distinctions in economics from Brown University and an M.B.A. with honors from Harvard Graduate School of Business Administration.

     Strauss Zelnick is the founder of Zelnick Media LLC, an investment and advisory firm specializing in media and entertainment. From 1998 to 2000, Mr. Zelnick was President and Chief Executive Officer of BMG Entertainment, a $4.7 billion music and entertainment unit of Bertelsmann A.G. BMG Entertainment includes the record labels Arista, RCA, Windham Hill and Ariola, among many others, as well as one of the largest music publishing companies in the world, the world's largest record club and significant online activities, including a joint partnership in GetMusic, which promotes artists and sells their music over the Internet. Mr. Zelnick has spent his career in the entertainment industry and has a broad background in managing and developing creative organizations, including businesses in film, television, video and multimedia. Before joining BMG, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a leading producer and distributor of interactive entertainment software. Prior to that, he worked for four years as President and Chief Operating Officer of 20th Century Fox. He spent three years at Vestron Inc. as a senior executive, becoming President and Chief Operating Officer. Mr. Zelnick also served as Vice President, International Television for Columbia Pictures. Mr. Zelnick's educational board memberships include Wesleyan University and Pencil Inc. He also serves on the board of several other charitable, corporate and entertainment organizations. Mr. Zelnick holds a J.D. and an M.B.A. from Harvard University and a B.A. from Wesleyan University.

     Robert Holland, Jr. was Chairman and Chief Executive Officer of Workplace Integrators, a Southeast Michigan company he acquired in June 1997 and built into one of the largest Steelcase Office Furniture dealerships in the United States. He recently divested this business. Mr. Holland is the former President and Chief Executive Officer of Ben & Jerry's and previously served as the Chairman and Chief Executive Officer of Rokher-J, Inc., a New York-based holding company participating in business development projects and providing strategy development assistance to senior management of major corporations. Prior to these positions, Mr. Holland was a long-standing partner with McKinsey & Company. Mr. Holland is a member of the Boards of The MONY Group, Lexmark International, Inc., Tricon Restaurants, Inc., and Mazaruni Granite Products and was a member of the Boards of AC Nielsen Corporation and Trumark, Inc. before those companies were sold. He spent ten years as the Chairman of the Board of Trustees of Spelman College, where he currently serves as Vice Chairman, and is a member of the Board of the Harlem Junior Tennis Program and the Executive Board of the Harvard Journal of African-American Public Policy.

     Dennis M. Walcott is President and Chief Executive Officer of the New York Urban League. For the past ten years, he has been head of the New York Urban League, which is dedicated to advocating for the rights of New York City residents, particularly in the areas of education, police/community relations and welfare-to-work initiatives. Mr. Walcott supervises a staff of over 150 employees and 500 volunteers located in 17 sites throughout the five boroughs of New York City. Mr. Walcott is also responsible for the New York Urban League's award of grants from the New York City Board of Education to recruit and train parents to serve on School Leadership Teams and to create welfare-to-work initiatives, including training, counseling and job placement services. Previously, Mr. Walcott was Executive Director of Harlem Dowling Westside Center for five years and was a former citywide appointee to the New York City Board of Education. Mr. Walcott received a Masters of Social Work from Fordham University and a Masters of Education from the University of Bridgeport. He serves on numerous boards, including the Independence Bank Foundation.

Information with Respect to Officers

     The following table sets forth certain information with respect to each officer of the Holding Company. There are no arrangements between the Holding Company and any officer pursuant to which such person was selected to be a officer of the Holding Company.

                                    Position Held with the
        Name          Age            Company and the Bank     Officer Since (1)
--------------------  ---           ------------------------  -----------------
Deborah C. Wright      43           President, Chief                1999
                                    Executive Officer
                                    and Director
Walter T. Bond         42           Senior Vice President           1993
                                    and Special Assistant
                                    to the President and
                                    Chief Executive Officer
Margaret D. Peterson   50           Senior Vice President           1999
                                    and Chief Administrative
                                    Officer
J. Kevin Ryan          48           Senior Vice President and
                                    Chief Lending Officer           2000
Devon W. Woolcock      35           Senior Vice President and       2000
                                    Chief of Retail Banking
William Schult         53           Vice President and              2000
                                    Controller and Acting
                                    Chief Financial Officer

----------

     (1) Includes terms as officers of the Bank prior to the incorporation of the Holding Company in 1996.

     The principal occupation and business experience of each officer who is not a director is set forth below.

     Walter T. Bond is Senior Vice President, Acting Corporate Secretary and Special Assistant to the President and Chief Executive Officer. Mr. Bond is a member of the Bank's Investment Committee. Mr. Bond joined the Bank in February 1993, as Assistant Vice President, Mortgage Lender. Mr. Bond was assigned to the position of Investment Officer in November 1995. Mr. Bond is a member of the Bank's Investment and Loan Committees and serves as the Company's Community Reinvestment Officer. Mr. Bond is a member of the New York Society of Securities Analysts and the Financial Managers Society.

     Margaret D. Peterson is Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities, Vendor Management and other support activities. Ms. Peterson joined Carver Federal in November 1999. Ms. Peterson came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, Ms. Peterson was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. Besides her 11 years in Human Resources, Ms. Peterson has 10 years of systems and technology experience from various positions held at JP Morgan and Chase Manhattan Bank. Ms. Peterson earned a Bachelors degree from Pace University, a MBA from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association.

     J. Kevin Ryan is Senior Vice President and Chief Lending Officer. Mr. Ryan joined Carver Federal in June 2000 and has over 20 years' experience in real estate and lending. Prior to joining Carver, Mr. Ryan served as Vice President-Team Leader for Commercial Real Estate at Greenpoint Mortgage Funding Co., where he was employed from 1996 to 2000. From 1985 through 1996, Mr. Ryan served as President of Manhattan Appraisal Co., a commercial and residential real estate appraisal company which he founded in New York City. Mr. Ryan also served in various positions at Dime Savings Bank of New York from 1977 to 1985, including Vice President, and as an Adjunct Professor of Management and Economics at St. John's University from 1981 through 1984. He is a Board member of Habitat for Humanity, New York City. Mr. Ryan received a BBA in Management from Hofstra University and an MBA in Finance from Fordham University.

     Devon W. Woolcock is Senior Vice President and Chief of Retail Banking. He is a 12-year veteran of retail banking. He joined Carver from Citibank where he was a Division Executive Vice President. Most recently, he managed six branches in Brooklyn and Queens. Mr. Woolcock began his career with Barnett Bank in Florida, holding positions including Head Teller, Division Operations Manager, and Branch Manager. He joined Citibank in 1995 where he managed several South Florida branches, before moving to New York City. Mr. Woolcock attended college at the University of Houston and Bethune Cookman College.

     William Schult is Vice President and Controller. He was appointed Acting Chief Financial Officer in May 2001. He joined Carver Federal in September 2000 after five years as an independent consultant. He has 26 years experience in the banking industry beginning in 1974 as Senior Vice President and Controller for the Nassau Trust Company. In 1983 Mr. Schult became Administrative Vive President at Norstar Bank of Long Island. He moved to The Dime Savings Bank of New York in 1985 where he was Vice President and Director of Accounting until 1995. Mr. Schult received a BBA in Accounting from Hofstra University and is a Certified Public Accountant in the State of New York.

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

     Based solely on a review of copies of such reports of ownership furnished to Carver, or written representations that no forms were necessary, Carver believes that, during the last fiscal year, all filing requirements applicable to its directors, officers and greater than ten percent shareholders of the Company were complied with, except for the late filing with the SEC of one Form 3 "Initial Statement of Beneficial

Ownership of Securities" ("Form 3") by David L. Hinds upon first becoming a director of Carver, one Form 3 by Devon W. Woolcock upon first becoming an executive officer of Carver Federal, and one Form 3 by William Schult upon first becoming a key manager of Carver Federal.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth cash and noncash compensation for the fiscal year ended March 31, 2001 awarded to or earned by the Holding Company's Chief Executive Officer and by each other executive officer whose compensation exceeded $100,000 for services rendered in all capacities to the Holding Company and the Bank during the fiscal year ended March 31, 2001 ("Named Executive Officers").

                           Summary Compensation Table

                                                                                                Long Term Compensation
                                                                                     ----------------------------------------------
                                                       Annual Compensation                   Awards                  Payouts
                                              ------------------------------------   ---------------------   ----------------------
                                                                         Other       Restricted
                                                                         Annual        Stock                  LTIP       All Other
        Name and Principal           Fiscal                           Compensation     Awards      Options   Payouts   Compensation
             Positions               Year(1)  Salary($)  Bonus($)(2)       ($)         ($)(3)        (#)       ($)          ($)
-----------------------------------  -------  ---------  -----------  ------------   ----------    -------   -------   ------------
Deborah C. Wright                     2001     235,000          --         --              --      30,000       --          --
President and
Chief Executive Officer               2000     195,833      44,650         --          60,938      30,000       --          --

James Boyle                           2001     125,000          --         --          12,375       4,000       --          --
Senior Vice President and Chief
Financial Officer

Devon W. Woolcock                     2001      85,000      48,500(5)      --              --       4,000       --          --
Senior Vice President and Chief of
Retail Banking

Walter T. Bond                        2001     100,000          --         --           8,750       4,000       --          --
Senior Vice President
                                      2000      62,000          --         --              --          --       --          --

                                      1999      62,000          --         --              --          --       --          --

----------

(1) Ms. Wright commenced employment on June 1, 1999. Mr. Boyle commenced employment on January 31, 2000 and terminated employment on May 25, 2001. Mr. Woolcock commenced employment on July 17, 2000. Mr. Bond commenced employment on September 12, 1995.

(2) Does not include perquisites and other personal benefits the value of which did not exceed the lesser of $50,000 or 10% of salary and bonus.

(3) Pursuant to her employment agreement, an award of 7,500 shares of restricted stock was made to Ms. Wright as of June 1, 1999, which vests in equal installments over a three-year period such that the first installment vested on June 1, 2000, and the Board may accelerate the vesting schedule based on the attainment of specified performance goals. The dollar amount for this award is based on the closing price of $8.125 per share of Common Stock on June 1, 1999, the award date, as reported on the Nasdaq Stock Market. When shares become vested and are distributed, the recipient also receives an amount equal to accumulated dividends and earnings thereon, if any. Pursuant to their letter employment agreements, Messrs. Boyle and Bond each received 1,000 shares of restricted stock. Messrs. Boyle and Bond received their awards on January 31, 2000 and April 1, 2000, respectively, each which vest in three equal annual installments such that each first installment is vested on the first anniversary of the respective grant date. The restricted stock award amounts attributed to Messrs. Boyle and Bond are based on the closing prices the grant dates which were $12.375 and $8.750, respectively.

(4)  Includes amounts received under the MRP.

(5)  Includes  one-time  payment  under  the  letter  employment   agreement  to
     compensate for benefits from his previous employer that were forfeited.

Employee Benefit Plans

     Management Recognition Plan. The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments such that the first installment vests on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.

     Incentive Compensation Plan. The Incentive Compensation Plan provides incentive compensation to certain eligible employees in the form of bonuses, stock options and restricted stock. For each fiscal year, eligible employees will receive a bonus equal to 4% of such employee's compensation, multiplied by the lesser of 8 and the sum of certain specified factors. In addition, each such employee may receive a restricted stock award of shares having a market value equal to 30% of the employee's bonus, which will vest in five equal annual installments such that the first installment vests on the first anniversary of the date of the grant. Each such employee also may receive an option to purchase 4 times the number of shares of restricted stock awarded to such employee, which will vest in five equal annual installments such that the first installment vests on the first anniversary of the date of the grant.

     Option Plan. The Carver Bancorp, Inc. 1995 Stock Option Plan (the "Option Plan") provides for automatic option grants to certain employees as of September 12, 1995. In addition, the Option Plan provides for additional discretionary option grants to those employees selected by the committee established to administer the Option Plan with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. Options granted under the Option Plan generally vest in three to five equal annual installments such that the first installment vests on the first anniversary of the effective date of the grant, provided the recipient is still an employee of the Holding Company or the Bank on such date. Upon death or disability, all options previously granted automatically become exercisable. At the annual shareholders meeting in February 2001, the shareholders approved an amendment to the Option Plan to increase the number of shares reserved under the Option Plan by 200,000.

     The following table provides certain information with respect to the options and SARs granted to Named Executive Officers during the fiscal year ended March 31, 2001.

                      Option/SAR Grants in Last Fiscal Year

                                      Individual Grants
------------------------------------------------------------------------------------------------
                                                                                                     Potential Realizable
                                                                                                    Value at Assumed Annual
                          Number of            Percent Of                                             Rates Of Stock Price
                          Securities         Total Options/                                         Appreciation For Option
                          Underlying          SARs Granted        Exercise Of                                 Term
                          Option/SARs        To Employees In      Base Price                       --------------------------
       Name             Granted (#) (1)        Fiscal Year          ($/Sh)       Expiration Date      5% ($)      10% ($)
-----------------       ---------------      ---------------      -----------    ---------------      ------      -------
Deborah C. Wright           30,000                53.57%           $8.2100          5/31/2010        154,897      392,539
Devon W. Woolcock            4,000                7.14%            $9.9510          7/16/2010         25,033       63,437
Walter T. Bond               4,000                7.14%            $8.7500          3/31/2010         22,011       55,781

----------

(1) The option awards for Ms. Wright and Messrs. Woolcock and Bond become exercisable in three equal annual installments such that each first installment vests on the first anniversary of the date of the grant. None of the options were granted in tandem with any stock appreciation rights.

     The following table provides certain information with respect to the number of shares of Common Stock acquired through the exercise of, or represented by, outstanding stock options held by the Named Executive Officers on March 31, 2001. Also reported is the value for any "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of Common Stock, which was $8.87 per share.

                        Fiscal Year End Option/SAR Values

                                                                              Number of Securities        Value of Unexercised
                                                                             Underlying Unexercised           In-the-Money
                                                                             Options/SARs at Fiscal      Options/SARs at Fiscal
                                      Shares           Value Realized on          Year-end (1)                Year-end (1)
                               Acquired on Exercise         Exercise                  (#)                          ($)
      Name                             (#)                    ($)          Exercisable/Unexercisable    Exercisable/Unexercisable
-----------------              --------------------    -----------------   -------------------------    -------------------------
Deborah C. Wright                      --                     --                 20,000/40,000                14,900/27,250
James Boyle                            --                     --                  1,333/2,667                      --
Devon W. Woolcock                      --                     --                    0/4,000                        --
Walter T. Bond                         --                     --                  1,745/2,771                    415/385

----------

(1) The value of in-the-money options represents the difference between the fair market value of the Common Stock of $8.87 per share as of March 31, 2001, and the exercise price per share of the options. All 30,000 of the options granted to Ms. Wright on June 1, 1999, have an exercise price of $8.125 per share, and 20,000 were exercisable as of March 31, 2001. All 30,000 of the options granted to her on June 1, 2000 have an exercise price of $8.210 per share and none were exercisable as of March 31, 2001. All options granted to Mr. Boyle have an exercise price of $12.375 and were not in-the-money as of March 31, 2001. Mr. Boyle terminated his employment with the Company on May 25, 2001, and all unexercisable options indicated above were forfeited. All options granted to Mr. Woolcock have an exercise price of $9.951 per share and were not in-the-money as of March 31, 2001. Mr. Bond was granted 516 options on August 20, 1996, with an exercise price of $8.250. 412 of the options were exercisable on March 31, 2001, and all of the 516 options were in-the-money as of such date. Mr. Bond also was granted 4,000 options on April 1, 2000, with an exercise price of $8.75. 1,333 of the options were exercisable as of March 31, 2001, and all 4,000 were in-the-money as of such date.

     Pension Plan. The Bank maintains the Carver Federal Savings Bank Retirement Income Plan, a noncontributory, tax-qualified defined benefit plan (the "Pension Plan"). The Pension Plan was amended such that future benefit accrual ceased as of December 31, 2000. Since that date no new participants were eligible to enter into the Pension Plan, and participants as of such date have not been credited with additional years of service or increased compensation.

     The following table sets forth the estimated annual benefits that would be payable under the Pension Plan in the form of a single life annuity before reduction for the social security amount upon retirement at the normal retirement date. The amounts are expressed at various levels of compensation and years of service.

                                    Years of Credited Service
                     --------------------------------------------------------
Final Earnings (1)      15          20          25          30          35
------------------   --------    --------    --------    --------    --------
    $100,000         $ 50,000    $ 50,000    $ 50,000    $ 50,000    $ 50,000

     150,000           75,000      75,000      75,000      75,000      75,000

     200,000(2)       100,000     100,000     100,000     100,000     100,000

     250,000(2)       125,000     125,000     125,000     125,000     125,000

     300,000(2)       150,000     150,000     150,000     150,000     150,000

     350,000(2)       175,000     175,000     175,000     175,000     175,000

     400,000(2)       200,000     200,000     200,000     200,000     200,000

----------

(1) Final earnings equal the average of the participant's highest three consecutive calendar years of taxable compensation during the last 10 full calendar years of employment prior to termination, or the average of the participant's annual compensation over his or her total service, if less.

(2) Under Section 401(a)(17) of the Code, a participant's compensation in excess of $170,000 (as adjusted to reflect cost-of- living increases) is disregarded for purposes of determining final earnings. The amounts shown in the table include the supplemental retirement benefits payable to Ms. Wright under her employment agreement to compensate for the limitation on includible compensation.

     Participants become 100% vested after five years of service, death or termination of the Pension Plan, regardless of the participant's years of service. As of December 31, 2000, only Ms. Wright and Mr. Bond were participants in the Pension Plan. At such date, Ms. Wright's final earnings (as defined) under the Pension Plan were $244,813, and her credited service was 1 year and 7 months. Mr. Bond's final earnings under the Pension Plan were $63,881, and his credited service was 8 years and 5 months.

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

     The employment agreements provide for an annual base salary of $235,000 which will be reviewed annually by the Board. Under the agreements, as of June 1, 1999, Ms. Wright is entitled to a restricted stock award of 7,500 shares of Common Stock, which will vest in equal installments over a three-year period, and the grant of an option to purchase 30,000 shares of Common Stock, 50% of which is immediately exercisable and 50% of which will become exercisable in equal installments over a three-year period. In addition, the employment agreements provide for an annual incentive payment based on the achievement of certain performance goals, future grant of stock awards, a supplemental retirement benefit, additional life insurance protection and participation in the various employee benefit plans maintained by the Holding Company and the Bank from time to time. The agreements also provide customary corporate indemnification and errors and omissions insurance coverage throughout the term of the agreements and for six years thereafter.

     The Bank or the Holding Company may terminate Ms. Wright's employment at any time for cause as defined in the employment agreements. In the event the Bank or the Holding Company terminates Ms. Wright's employment for reasons other than for cause, she would be entitled to a severance benefit equal in value to the cash compensation, retirement and other fringe benefits she would have earned had she remained employed for the remaining term of the agreements. The same severance benefits would be available if Ms. Wright resigns during the term of the employment agreements following: a loss of title, office or membership on the Board; a material reduction in her duties, functions or responsibilities; involuntary relocation of her principal place of employment by over 30 miles from its location as of June 1, 1999; other material breach of contract by the Holding Company or the Bank that is not cured within 30 days; or, in the case of the Holding Company, a change in control, and, in the case of the Bank, certain circumstances not later than one year after the effective date of the change in control. In the event of a change in control, the remaining term of Ms. Wright's Agreement with the Holding Company at any point in time will be three years unless written notice of non-renewal is given by the Board or Ms. Wright.

     A portion of the severance benefits payable to Ms. Wright under the employment agreements in the event of a change in control might constitute "excess parachute payments" under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. In the event that any amounts paid to Ms. Wright following a change of control would constitute "excess parachute payments", the employment agreement with the Holding Company provides that she will be indemnified for any excise taxes imposed due to such excess parachute payments, and any additional income and employment taxes imposed as a result of such indemnification of excise taxes.
Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Holding Company or the Bank.

     Letter Agreements. The Company has entered into letter employment agreements with Messrs. Bond, Boyle, Ryan, Schult and Woolcock, and Ms. Peterson (each, an "Executive"). Generally, each letter employment agreement (each, a "Letter Agreement") provides for "at-will" employment and compensation in the form of base salary, annual discretionary bonus, options and a one-time payment. The annual base salary amount for each of Messrs. Bond, Boyle, Ryan, Schult and Woolcock is $100,000, $125,000, $125,000, $100,000 and $125,000,
respectively. The annual base salary amount for Ms. Peterson is $72,500 from January 1, 2001 through September 30, 2001, and $145,000 thereafter. On the date of hire, Messrs. Bond, Boyle, Ryan and Woolcock and Ms. Peterson received stock options to purchase 4,000 shares of common stock, such options vesting in three equal annual installments such that the first installment vests at the end of the first year of employment (except in the case of Ms. Peterson, whose first installment vested on March 31, 2001). Messrs. Bond, Boyle and Ryan and Ms. Peterson each received a one-time payment of 1,000 shares, which vest in three equal annual installments such that the first installment vests at the end of the first year of employment (except in the case of Ms. Peterson, whose first installment vested on March 31, 2001). Messrs. Schult and Woolcock and Ms. Peterson each received a one-time payment of $15,000, $48,000 and $75,000, respectively, after completion of three months of employment. Mr. Woolcock's and Ms. Peterson's bonuses are intended to compensate the Executives for benefits from their previous employers that were forfeited. The one-time payment would be forfeited if the Executive resigned within one year of entering into the agreement.

     In the event of a termination without cause (as defined) due to a change in control, each Executive will be entitled to the following severance benefits:
(1) continuation of weekly salary for 39 weeks as well as a lump sum payment for any unused vacation time, (2) continuation of participation in the Bank's health plan, including premium sharing arrangements, deductibles and co-payments, during the 39 weeks, and (3) utilization of the services of an outplacing counseling firm at the Bank's expense, up to 10% of the Executive's salary. These benefits are subject to completion of a list of transition assignments, release of legal liabilities, non-compete and non-disclosure provisions.

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

     Option Plan. The Holding Company maintains the Option Plan for the benefit of its directors and certain key employees. Any individual who becomes an outside director following the effective date of the Option Plan will be granted options to purchase 1,000 shares of Common Stock with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. Options granted under the Option Plan generally vest in five equal annual installments commencing on the first anniversary of the effective date of the grant, provided the recipient is still a director of the Holding Company or the Bank on such date. In 1997, the Option Plan was amended to provide the Committee with discretion to grant stock options that will vest and become exercisable pursuant to a vesting schedule that differs from the Option Plan's standard five-year schedule. The Option Plan continues to provide that upon the death or disability of an option holder, all options previously granted to such individual will automatically become exercisable.

     Management Recognition Plan. The Holding Company maintains the MRP for the benefit of its directors and certain key employees. Any individual who becomes an outside director following the effective date of the MRP will be granted 1,000 shares of restricted stock. Awards granted under the MRP will generally vest in five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still a director of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. The MRP was also amended in 1997, to permit the Committee, in its discretion, to grant restricted stock awards with vesting schedules that differ from the Plan's standard five-year schedule.

     Incentive Compensation Plan. The Incentive Compensation Plan allows directors to defer all or a portion of their fees. Under the plan, each participating director will have a bookkeeping account which will be credited with the amount deferred and any investment earnings or losses incurred thereon. A participating director may select from among the following rate of returns for his account: (1) two percent of certain specified factors, (2) the highest interest rate being paid by the Bank on 12-month certificates of deposit and (3) the rate of return on Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of May 31, 2001, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of Carver's outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of our Voting Stock as of May 31, 2001. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission ("SEC") and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under "Security Ownership of Management," in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of these tables, of any shares of stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after May 31, 2001. As used in this Form 10-K, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

                                                                         Amount and
                                                                         Nature of        Percent of       Percent of
                                   Name and Address                      Beneficial          Class        Common Stock
Title of Class                    of Beneficial Owner                    Ownership      Outstanding (1)    Outstanding
--------------      ----------------------------------------------       ----------     ---------------    -----------
Common Stock        Koch Asset Management, L.L.C.                         226,650(2)         9.83%            9.83%
                    1293 Mason Road
                    Town & Country, MO  63131

Common Stock        EQSF Advisers, Inc.                                   218,500(3)         9.47%            9.47%
                    767 Third Avenue
                    New York, NY  10017

Common Stock        Blaylock & Partners, L.P.                             199,000(4)         8.63%            8.63%
                    609 Fifth Avenue
                    New York, NY  10017

Common Stock        BBC Capital Market, Inc.                              170,700(5)         7.40%            7.40%
                    133 Federal Street
                    Boston, MA  02110

Common Stock        Carver Bancorp, Inc.                                  166,656(6)         7.23%            7.23%
                    Employee Stock Ownership Plan
                    Trust (the "ESOP Trust") 75 West 125th Street
                    New York, NY 10027

Series A            Morgan Stanley & Co.                                   40,000(7)         100%             3.49%
Preferred Stock     Incorporated
                    1585 Broadway
                    New York, New York  10036

Series B            Provender Opportunities Fund L.P.                      60,000(8)         100%             5.14%
Preferred Stock     17 State Street
                    New York, NY  10004

----------

(1) On May 31, 2001 there were outstanding 2,306,286, 40,000 and 60,000 shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock, respectively.

(2) Based on a Schedule 13G, dated March 14, 2001 and filed with the SEC jointly by Koch Asset Management, L.L.C. ("KAM") and Donald Leigh Koch, who owns 100% of KAM and is the sole Managing Member of KAM. KAM is a registered investment adviser which furnishes investment advice to individual clients by exercising trading authority over securities held in accounts on behalf of such clients (collectively, the "Managed Portfolios"). In its role as an investment adviser to its clients, KAM has sole dispositive power over the Managed Portfolios and may be deemed to be the beneficial owner of shares of Common Stock held by such Managed Portfolios, and Mr. Koch may be deemed to have the power to exercise any dispositive power that KAM may have with respect to the Common Stock held by the Managed Portfolios. However, KAM does not have the right to vote or to receive dividends from, or proceeds from the sale of the Common Stock held in such Managed Portfolios. Mr. Koch, individually, owns and holds voting power with respect to Managed Portfolios containing approximately 46,000 shares of Common Stock, or an aggregate of approximately 1.9% of the total number of outstanding shares of Common Stock (the "Koch Shares"). Other than with respect to the Koch Shares, all shares reported in the Schedule 13G have been acquired by KAM, and Mr. Koch disclaims beneficial ownership, voting rights, rights to dividends, or rights to sale proceeds associated with such shares.

(3) Based on a Schedule 13G, dated March 14, 2001, and filed with the SEC jointly by EQSF Advisers, Inc. ("EQSF"), M.J. Whitman Advisers, Inc. ("MJWA") and Martin J. Whitman, the Chief Executive Officer and controlling person of MJWA and EQSF. EQSF beneficially owns 218,500 shares of Common Stock. Mr. Whitman disclaims beneficial ownership of such stock. Third Avenue Value Fund, Inc., an investment company registered under the Investment Company Act of 1940, has the right to receive dividends with respect to, and proceeds from the sale of, such shares. EQSF has sole voting and dispositive power over such shares.

(4) Based on a Schedule 13G, dated February 14, 2001 filed with the SEC by Blaylock & Partners, L.P., a Delaware limited partnership.

(5) Based on a Schedule 13D, dated January 31, 2000, and filed with the SEC jointly by the Boston Bank of Commerce (the "BBOC") and BBC Capital Markets ("BBC"). Kevin Cohee, the Chairman, President and Chief Executive Officer of BBOC, and Teri Williams, the Executive Vice President-Marketing/Human Resources of BBOC, collectively own as joint tenants 66.6% of the outstanding common stock of BBOC. Mr. Cohee and Ms. Williams, both of whom are directors of Carver, disclaim beneficial ownership of the Common Stock owned beneficially by BBOC or BBC Capital. BBOC and BBC Capital have sole voting and sole dispositive power over all of the shares of Common Stock shown.

(6) Based on a Schedule 13G, dated February 14, 2000, and filed with the SEC by the Carver Bancorp, Inc. ESOP Committee (the "Administrative Committee"). The Administrative Committee established to administer the ESOP consists of officers of the Bank. The ESOP's assets are held in the ESOP Trust, for which HSBC Bank USA serves as trustee (the "ESOP Trustee"). The
     Administrative Committee instructs the ESOP Trustee regarding the investment of funds contributed to the ESOP. Common Stock purchased by the ESOP Trust is held in a suspense account and allocated to participants' accounts annually based on contributions made to the ESOP by the Bank. Shares released from the suspense account are allocated among participants in proportion to their compensation, as defined in the ESOP, for the year the contributions are made, up to the limits permitted under the Code. The ESOP Trustee must vote all allocated shares held in the ESOP Trust in accordance with the instructions of participants. As of December 31, 2000, a total of 98,959 shares had been allocated, but not distributed, to participants. Under the ESOP, unallocated shares or shares for which no voting instructions have been received will be voted by the ESOP Trustee in the same proportion as allocated shares with respect to which the ESOP Trustee receives instructions.

(7) Morgan Stanley holds 40,000 shares of Carver's Series A Preferred Stock, which Carver issued on January 11, 1999 through a private placement. The Series A Preferred Stock accrues annual dividends of $1.96875 per share. Each share of Series A Preferred Stock was purchased for $25.00 and is convertible at the option of the holder at any time into 2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. Carver may redeem the Series A Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Series A Preferred Stock shall be entitled to receive $25 per share of Series A Preferred Stock plus all dividends accrued and unpaid thereon. Morgan Stanley is deemed to have beneficial ownership of 83,320 shares or 3.49% of Carver's Common Stock since it may elect to convert the Series A Preferred Stock at any time. Pursuant to a Securities Purchase Agreement, dated January 11, 2000, among Morgan Stanley, Provender (as defined below) and Carver, Morgan Stanley has agreed not to grant any proxies with respect to the Series A Preferred Stock or any Common Stock of Carver other than as recommended by Carver's Board of Directors, without first obtaining Carver's prior consent.

(8) Provender holds 60,000 shares of Carver's Series B Preferred Stock, which Carver issued on January 11, 1999 through a private placement. The Series B Preferred Stock accrues annual dividends at $1.96875 per share. Each share of Series B Preferred Stock was purchased for $25.00 and is convertible at the option of the holder at any time into 2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. Carver may redeem the Series B Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Series B Preferred Stock shall be entitled to receive $25 per share of Series B Preferred Stock plus all dividends accrued and unpaid thereon. Provender is deemed to have beneficial ownership of 124,980 shares or 5.14% of Carver's Common Stock since it may elect to convert the Series B Preferred Stock at any time. Pursuant to a Securities Purchase Agreement, dated January 11, 2000, among Morgan Stanley, Provender and Carver, Provender has agreed not to grant any proxies with respect to the Series B Preferred Stock or any Common Stock of Carver other than as recommended by Carver's Board without first obtaining Carver's prior consent.

Security Ownership of Management

     The following table sets forth information, determined as of May 31, 2001, as to the total number of shares of Common Stock beneficially owned by each director and each Named Executive Officer, as defined herein, identified in the Summary Compensation Table, appearing elsewhere herein, and all directors and executive officers of the Holding Company or the Bank as a group. Ownership information is based upon information furnished by the respective individuals. Except as otherwise indicated, each person and the group shown in the table has sole voting and investment power with respect to the shares indicated.

                                                                                                      Amount and       Percent of
                                                                                                       Nature of         Common
                                                                                                      Beneficial          Stock
                     Name                                                Title                      Ownership(1)(2)   Outstanding(3)
----------------------------------------------  -------------------------------------------------   ---------------   --------------
Frederick O. Terrell(4)                         Chairman                                                125,180            5.42%

Deborah C. Wright (5)                           President and Chief Executive Officer                    45,000            1.95

Walter T. Bond(6)                               Senior Vice President                                     3,082             *

James Boyle                                     Senior Vice President and Chief Financial Officer         1,666             *

Kevin Cohee (7)                                 Director                                                170,900            7.41

David L. Hinds                                  Director                                                  7,075             *

Robert Holland, Jr.                             Director                                                 12,000             *

Pazel G. Jackson, Jr.                           Director                                                  1,800             *

Dennis M. Walcott                               Director                                                  2,200             *

Devon W. Woolcock                               Senior Vice President and Chief of Retail Banking         1,333             *

Strauss Zelnick                                 Director                                                  7,222             *

Teri Williams (7)                               Director                                                170,900            7.41

All directors and executive
officers as a group (15 persons)(8)(9)(10)(11)                                                          384,815           16.36%

----------

*    Less than 1% of outstanding Common Stock.

(1)  Includes 200,  412,  1,333,  200,  200, 200, 800, 200, 200,  35,000 and 200
     shares which may be acquired by Messrs. Terrell, Bond, Boyle, Cohee, Hinds, Holland, Jr., Jackson, Walcott and Zelnick and Mss. Wright and Williams, respectively, pursuant to options granted under the Option Plan.

(2) Excludes 266, 667, 400 and 2,500 shares of restricted stock granted to Messrs. Bond, Boyle and Jackson and Ms. Wright, respectively, pursuant to the MRP with respect to which such individuals have neither voting nor dispositive power.

(3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,306,286 shares of Common Stock, the total number of shares of the Holding Company's Common Stock outstanding as of May 31, 2001, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after May 31, 2001, by the exercise of stock options.

(4) Includes 60,000 Shares of Series B Preferred Stock owned by Provender. Provender also is deemed to have beneficial ownership of 125,000 shares of Common Stock, which represents 5.12% of the Holding Company's outstanding Common Stock (since the Series B Preferred Stock may be converted at any time.) As a Managing General Partner of Provender, Mr. Terrell may be deemed to beneficially own such securities. Mr. Terrell disclaims beneficial ownership to such securities.

(5) On June 1, 1999, Ms. Wright received an option award to purchase 30,000 shares of Common Stock at $8.125 per share. On June 1, 2001, 25,000 options will be vested and the remaining 5,000 options will vest on June 1, 2002. On June 1, 1999, Ms. Wright also received an award of 7,500 shares of restricted stock under the MRP. On June 1, 2001, 5,000 shares will be vested, and the remaining 2,500 shares will vest on June 1, 2002. On June 1, 2000, Ms. Wright received an option award under the Option Plan to purchase 30,000 shares at $8.210 per share. On June 1, 2001, 10,000 options will be vested, and the remaining 20,000 options will vest in two equal annual installments such that the next installment will vest on June 1, 2002.

(6) Mr. Bond received an option award to purchase 516 shares at $8.250 per share on August 20, 1996. 412 options were vested on August 20, 2000, and the remaining 104 options will vest on August 20, 2001. Mr. Bond also received an option award to purchase 1,000 shares at $8.750 per share on April 1, 2000. 1,333 options vested on March 31, 2001, and the remaining 2,667 options will vest in two equal annual installments such that the next installment will vest on March 31, 2002.

(7) Represents shares owned by BBC Capital, a subsidiary of Boston Bank of Commerce, in which Kevin Cohee and Teri Williams are executive officers and controlling shareholders.

(8) Includes 3,224 shares in the aggregate held by the ESOP Trust that have been allocated as of December 31, 2000 to the individual accounts of executive officers under the ESOP and as to which an executive officer has sole voting power for the shares allocated to such person's account, but no dispositive power, except in limited circumstances. Also includes 65,795 unallocated shares held by the ESOP Trust as to which the Board shares voting and dispositive power. Each member of the Board disclaims beneficial ownership of the shares held in the ESOP.

(9) Includes 108 shares in the aggregate attributable to the individual accounts of executive officers under the 401(k) Plan and as to which each executive officer has sole dispositive power for the shares allocated to such person's account and shared voting power with the members of the committee established to administer the 401(k) Plan.

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

(11) Includes 125,000 shares of Common Stock issuable on conversion of the Series B Preferred Stock held by Provender Opportunities Fund L.P. Excluding the effect of the Series B Preferred Stock, the directors, former directors and executive officers of the Holding Company own 347,467 shares of the Common Stock representing 15.04% of such securities. See footnote 4 above.

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

     Directors and officers of the Company were customers of the Bank in the ordinary course of business during fiscal 2001 for substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with unaffiliated persons, and none of such transactions presented unfavorable features. At March 31, 2001 there were no loans made to directors and executive officers of the Bank whose terms included reduced interest rates or other preferential terms and whose total aggregate balances exceeded $60,000 at any time since April 1, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed as Part of this Report

     (1) Consolidated Financial Statements. For our Consolidated Financial Statements, see index on page F-1.

     (2) Financial Statement Schedules. All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(b) Reports on Form 8-K Filed During the Last Quarter of the Registrant's Fiscal Year Ended March 31, 2001 - None.

(c) Exhibits required by Item 601 of Regulation S-K:

          See Index of Exhibits following the Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARVER BANCORP, INC.

June 26, 2001                          By /s/ Deborah C. Wright
                                          -------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 26, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


     /s/ Deborah C. Wright
     ---------------------------   President, Chief Executive
     Deborah C. Wright             Officer and Director
                                   (Principal Executive Officer)


     /s/ William Schult
     ---------------------------   Vice President and Controller
     William Schult                (Principal Financial and Accounting Officer)


     /s/ Frederick O. Terrell
     ---------------------------   Chairman
     Frederick O. Terrell


     /s/ Kevin Cohee
     ---------------------------   Director
     Kevin Cohee


     /s/ David L. Hinds
     ---------------------------   Director
     David L. Hinds


     /s/ Robert Holland, Jr.
     ---------------------------   Director
     Robert Holland, Jr.


     /s/ Pazel G. Jackson, Jr.
     ---------------------------   Director
     Pazel G. Jackson, Jr.


     /s/ Dennis M. Walcott
     ---------------------------   Director
     Dennis M. Walcott

     /s/ Teri Williams
     ---------------------------   Director
     Teri Williams


     ---------------------------   Director
     Strauss Zelnick

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                      CARVER BANCORP INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

Consolidated Financial Statements as of March 31, 2001, 2000 and 1999
    KPMG LLP Independent Auditor's Report .................................F-2
    Mitchell & Titus LLP Independent Auditor's Report .....................F-3
    Consolidated Statements of Financial Condition as of March 31,
      2001 and 2000 .......................................................F-4
    Consolidated Statements of Operations for the years ended March 31,
      2001, 2000 and 1999 .................................................F-5
    Consolidated Statements of Changes in Stockholders' Equity for the
      years ended March 31, 2001, 2000 and 1999 ...........................F-6
    Consolidated Statements of Cash Flows for the years ended March 31,
      2001, 2000 and 1999 .................................................F-7
    Notes to Consolidated Financial Statements ............................F-8

                             LETTERHEAD OF KPMG LLP

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of Carver Bancorp, Inc. for the year ended March 31, 1999 were audited by other auditors whose report thereon dated June 29, 1999, expressed an unqualified opinion on those consolidated financial statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

May 24, 2001

New York, New York

                       LETTERHEAD OF MITCHELL & TITUS LLP




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
  and Stockholders
Carver Bancorp, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 1999 of Carver Bancorp Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




June 29, 1999
New York, New York

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        AS OF MARCH 31,
                                                                                    -----------------------
                                                                                       2001          2000
                                                                                    ---------     ---------
ASSETS
Cash and amounts due from depository institutions ..............................    $   8,058     $  10,902
Federal funds sold .............................................................       23,700        11,300
                                                                                    ---------     ---------
       Total cash and cash equivalents .........................................       31,758        22,202
                                                                                    ---------     ---------
Securities available for sale ..................................................       19,926        24,952
Investments securities held to maturity
(including $14,330 pledged as collateral at March 31, 2001) ....................       24,996        24,996
Mortgage-backed securities held to maturity, net
(including $12,068 pledged as collateral at March 31, 2001) ....................       42,866        54,229
Loans receivable ...............................................................      286,988       273,083
       Less allowance for loan losses ..........................................       (3,551)       (2,935)
                                                                                    ---------     ---------
       Loans receivable, net ...................................................      283,437       270,148
                                                                                    ---------     ---------
Real estate owned, net .........................................................          476           922
Property and equipment, net ....................................................       10,421        11,175
Federal Home Loan Bank of New York stock, at cost ..............................        5,755         5,755
Accrued interest receivable ....................................................        2,541         2,653
Excess of cost over net assets acquired, net ...................................          603           817
Other assets ...................................................................        1,721         2,270
                                                                                    ---------     ---------
Total assets ...................................................................    $ 424,500     $ 420,119
                                                                                    =========     =========

LIABILITIES
Deposits .......................................................................    $ 279,424     $ 281,941
Securities sold under agreements to repurchase .................................        4,930        31,337
Advances from Federal Home Loan Bank of New York ...............................      100,299        66,688
Other borrowed money ...........................................................          371           553
Other liabilities ..............................................................        7,380         6,959
                                                                                    ---------     ---------
Total liabilities ..............................................................      392,404       387,478
                                                                                    ---------     ---------
Commitments and contingencies ..................................................           --            --
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value per share; 1,000,000 shares authorized;
    100,000 shares issued and outstanding ......................................            1             1
Common stock; $0.01 par value per share; 5,000,000 shares authorized;
    2,314,275 shares issued at March 31, 2001 and 2000; and 2,306,286 and
    2,314,275 issued and outstanding at March 31, 2001 and 2000,
    respectively ...............................................................           23            23
Additional paid-in capital .....................................................       23,769        23,789
Retained earning ...............................................................        8,793         9,480
Treasury stock, at cost (7,989 shares at March 31, 2001) .......................          (61)           --
Common stock acquired by ESOP ..................................................         (334)         (652)
Common stock acquired by Management Recognition Plan ...........................          (95)           --
                                                                                    ---------     ---------
       Total stockholders' equity ..............................................       32,096        32,641
                                                                                    ---------     ---------
Total liabilities and stockholders' equity .....................................    $ 424,500     $ 420,119
                                                                                    =========     =========

          See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)

                                                                       Year Ended March 31,
                                                           -------------------------------------------
                                                               2001            2000            1999
                                                           -----------     -----------     -----------
INTEREST INCOME
    Loans receivable ..................................    $    21,398     $    19,443     $    20,576
    Mortgage-backed securities ........................          3,012           3,641           5,431
    Investment securities .............................          2,874           3,593           1,801
    Federal funds sold ................................          1,023             690             665
                                                           -----------     -----------     -----------
       Total interest income ..........................         28,307          27,367          28,473
                                                           -----------     -----------     -----------
INTEREST EXPENSE
    Deposits ..........................................          8,456           8,612           8,421
    Advances and other borrowed money .................          5,822           5,397           6,394
                                                           -----------     -----------     -----------
       Total interest expense .........................         14,278          14,009          14,815
                                                           -----------     -----------     -----------
Net interest income ...................................         14,029          13,358          13,658
Provision for loan losses .............................          1,793           1,099           4,029
                                                           -----------     -----------     -----------
Net interest income after provision for loan losses ...         12,236          12,259           9,629
                                                           -----------     -----------     -----------
NON-INTEREST INCOME
    Loan fees and service charges .....................            330             353             673
    Gain on sale of securities available for sale .....             --              --               4
    Income from sale of deposits ......................          1,013              --              --
    Proceeds from sale of Alhambra Building ...........             --             728              --
    Other .............................................          1,591           1,458           1,705
                                                           -----------     -----------     -----------
       Total non-interest income ......................          2,934           2,539           2,382
                                                           -----------     -----------     -----------
NON-INTEREST EXPENSE
    Salaries and employee benefits ....................          6,052           5,722           5,248
    Net occupancy expense .............................          1,401           1,463           1,491
    Equipment .........................................          1,294           1,351           1,409
    Other .............................................          6,714           7,287           9,815
                                                           -----------     -----------     -----------
       Total non-interest expenses ....................         15,461          15,823          17,963
                                                           -----------     -----------     -----------
Loss before income taxes ..............................           (291)         (1,025)         (5,952)
Income tax expense (benefit) ..........................             98             110          (1,499)
                                                           -----------     -----------     -----------
Net loss ..............................................    $      (389)    $    (1,135)    $    (4,453)
                                                           ===========     ===========     ===========
Net loss available to common stockholders .............    $      (585)    $    (1,180)    $    (4,453)
                                                           ===========     ===========     ===========
Net loss per common share .............................    $     (0.26)    $     (0.53)    $     (2.02)
                                                           ===========     ===========     ===========
Weighted average number of shares outstanding .........      2,256,441       2,238,846       2,206,133
                                                           ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                                                  COMMON       COMMON       TOTAL
                                            ADDITIONAL                                             STOCK        STOCK       STOCK-
                     PREFERRED    COMMON      PAID-IN     RETAINED     TREASURY  COMPREHENSIVE   ACQUIRED     ACQUIRED     HOLDERS'
                       STOCK       STOCK      CAPITAL     EARNINGS       STOCK       INCOME       BY ESOP       BY MRP      EQUITY
                     --------    --------    --------     --------     --------     --------     --------     --------     --------
Balance--March
   31, 1998 ........ $     --    $     23    $ 21,419     $ 15,290     $     --     $    (13)    $ (1,184)    $     --     $ 35,535
Net loss for the
   year ended
   March 31, 1999 ..       --          --          --       (4,453)          --           --           --           --       (4,453)
Allocation of
   ESOP Stock ......                   --           5           --           --           --          191           --          196
Dividends paid .....       --          --          --         (116)          --           --           --           --         (116)
Decrease in
   unrealized,
   loss in
   Securities
   available for
   sale, net .......       --          --          --           --           --           13           --           --           13
                     --------    --------    --------     --------     --------     --------     --------     --------     --------
Balance--March
   31, 1999 ........       --          23      21,424       10,721           --           --         (993)          --       31,175
Net loss for the
   year ended
   March 31, 2000 ..       --          --          --       (1,135)          --           --           --           --       (1,135)
Preferred Stock ....        1          --       2,365           --           --           --           --           --        2,366
Allocation of
   ESOP Stock ......       --          --          --                                                 341           --          341
Dividends paid .....       --          --          --         (106)          --           --           --           --         (106)
                     --------    --------    --------     --------     --------     --------     --------     --------     --------
Balance--March
   31, 2000 ........        1          23      23,789        9,480           --           --         (652)          --       32,641
Net loss for the
   year ended
   March 31,
   2001 ............       --          --          --         (389)          --           --           --           --         (389)
Dividends paid .....       --          --          --         (298)          --           --           --           --         (298)
Treasury stock
   activity ........       --          --          --           --          (61)          --           --           --          (61)
Allocation of
   ESOP Stock ......       --          --         (20)          --           --           --          318           --          298
Purchase of
shares for
Management
Recognition
Plan ...............       --          --          --           --           --           --           --          (95)         (95)
                     --------    --------    --------     --------     --------     --------     --------     --------     --------
Balance--March
   31, 2001 ........ $      1    $     23    $ 23,769     $  8,793     $    (61)    $     --     $   (334)    $    (95)    $ 32,096
                     ========    ========    ========     ========     ========     ========     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        YEAR ENDED MARCH 31,
                                                                -------------------------------------
                                                                  2001          2000          1999
                                                                ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................    $    (389)    $  (1,135)    $  (4,453)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
Depreciation and amortization ..............................        1,142         1,222         1,043
Amortization of intangibles ................................          214           213           217
Other accretion and amortization ...........................         (719)          355         1,109
Provision for loan losses ..................................        1,793         1,099         4,029
Gain from sale of Alhambra .................................           --          (728)           --
Gain on sale of branches ...................................       (1,013)           --            --
Gain on sale of foreclosed real estate .....................          (24)           --            --
Impairment of foreclosed real estate .......................           90            --            --
Net gain on sale of securities available for sale ..........           --            --            (4)
Allocation of ESOP stock ...................................          298           341           196
Decrease in accrued interest receivable ....................          112           207            98
Increase in refundable income taxes ........................           --            --         1,196
Decrease (increase) in other assets ........................          549         2,776           (38)
Charge-off of branch improvements and related items, net ...          222            --            --
MRP activity ...............................................          (95)           --            --
Increase in other liabilities ..............................          421           687         4,847
                                                                ---------     ---------     ---------
Net cash provided by operating activities ..................        2,601         5,037         8,240
                                                                ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal repayments on investments held to maturity .......       11,077            --            --
Principal repayments on securities available for sale ......           --            --         3,753
Purchases of securities available for sale .................     (166,227)     (460,000)     (331,889)
Proceeds from maturity of securities available for sale ....      172,254       465,000       319,510
Purchase of investment securities held to maturity .........           --       (25,000)           --
Proceeds from maturities and calls of investment
   securities held to maturity .............................           --            --         1,798
Principal repayment of mortgage-backed securities held
   to maturity .............................................                     12,209        23,592
Net change in loans receivable .............................      (15,078)         (965)        4,433
Proceeds from sale of Alhambra building ....................           --         1,369            --
Proceed from the sale of other real estate owned ...........          380            --            --
Additions to premises and equipment ........................         (610)         (512)       (1,657)
                                                                ---------     ---------     ---------
Net cash provided by (used in) investing activities ........        1,796        (7,899)       19,540
                                                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits ...................................       19,960         4,942         2,105
Net decrease in short-term borrowings ......................      (26,407)       (4,000)      (51,683)
Repayment of FHLB Advances .................................     (117,379)      (19,020)
Federal Home Loan Bank Advances ............................      150,990        20,000        28,967
Repayment of other borrowed money ..........................         (182)         (439)         (191)
Purchase of Treasury Stock - net ...........................          (61)           --            --
Proceeds from issuance of Preferred Stock ..................           --         2,366            --
Dividends paid .............................................         (298)         (106)         (116)
Cash paid to fund sale of deposits .........................      (21,464)           --            --
Decrease in advance payments by
   borrowers for taxes and insurance .......................           --            --          (660)
                                                                ---------     ---------     ---------
Net cash provided by (used in) financing activities ........        5,159         3,743       (21,578)
                                                                ---------     ---------     ---------
Net increase in cash and cash equivalents ..................        9,556           881         6,202
Cash and cash equivalents--beginning .......................       22,202        21,321        15,119
                                                                ---------     ---------     ---------
Cash and cash equivalents--ending ..........................    $  31,758     $  22,202     $  21,321
                                                                ---------     =========     =========
Supplemental disclosure of non-cash activities:

Loans receivable transferred to real estate owned ..........    $      --     $     738     $      --
                                                                =========     =========     =========
Cash paid for:
Interest ...................................................    $  13,897     $  13,506     $  14,815
                                                                =========     =========     =========
Federal, state and city income taxes .......................    $     238     $      29     $      --
                                                                =========     =========     =========

          See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

     The consolidated financial statements include the accounts of the Holding Company (the "Holding Company"), the Carver Federal Savings Bank (the "Bank" or "Carver Federal") its wholly owned subsidiaries CFSB Realty Corp. and CFSB Credit Corp., and Alhambra Holding Corp. and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Estimates that are particularly susceptible to significant changes in the near-term relate to prepayment assumptions on mortgage-backed securities, the determination of the allowance for loan losses and the valuation of real estate owned. Actual results could differ significantly from those estimates.

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

Investment and mortgage-backed securities

     Carver does not have trading securities, but does differentiate between held to maturity securities and available for sale securities. When purchased, securities are classified in either the investments held to maturity portfolio or the securities available for sale portfolio. Securities can be classified as held to maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as securities available for sale. Available for sale securities are reported at fair value. Unrealized holding gains or losses for securities available for sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of other comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

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

     Carver defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the contractual lives of the related loans using methodologies which approximate the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans using methodologies which approximate the interest method.

     Loans are generally placed on non-accrual status when they are past due three months or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become current and its future collectibility is reasonably assured.

     A loan is considered to be impaired, as defined by FAS No. 114, "Accounting by Creditors for Impairment of a Loan," when it is probable that Carver will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver tests loans covered under FAS No. 114 for impairment if they are on nonaccrual status or have been restructured. Consumer credit nonaccrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of FAS No.
114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Allowance for loan losses

     An allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

     Carver maintains a loan review system, which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

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

Real estate owned

     Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the fair value at the date of acquisition and thereafter carried at the lower of cost or fair value less estimated selling costs. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions.

     Costs incurred to improve properties or get them ready for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties is recognized as incurred.

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

Income taxes

     Carver accounts for income taxes using the asset and liability method. Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Carver has included the required disclosures in the Consolidated Statements of Changes in Stockholders' Equity.

Net income (loss) per common share

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. convertible preferred stock). For the purpose of these calculations, unreleased shares of the Carver Federal Savings Bank Employee Stock Ownership Plan ("ESOP") are not considered to be outstanding.

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

Future Application of Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS 133 supercedes the disclosure requirements in SFAS 80, 105 and 119 and is effective for fiscal periods beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

     In September 2000, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") - a replacement of SFAS 125. SFAS 140 revises the standards for accounting for securitzations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications

     Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the 2001 presentation.

NOTE 2. BUSINESS OPERATIONS

Background

     The Holding Company was incorporated in May 1996 and whose principal wholly owned subsidiaries are the Bank and Alhambra Holding Corp. CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $.01 per share. See Note 3.

Nature of operations

     Carver's banking subsidiary's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. Carver's banking subsidiary has five branches located throughout the City of New York that primarily serve the communities in which they operate.

NOTE 3. CONVERSION TO STOCK FORM OF OWNERSHIP AND REORGANIZATION INTO A HOLDING COMPANY

     On October 24, 1994, the Bank issued an initial offering of 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $3.0 million (unaudited), and $3.5 million (unaudited) at March 31, 2001 and 2000, respectively, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Company's common stock remain outstanding. The Bank's shareholder approved the Reorganization at the Bank's annual meeting of shareholders held on July 29, 1996. As a result of the Reorganization, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or
(ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

NOTE 4. SECURITIES AVAILABLE FOR SALE

     At March 31, 2001 and 2000, the Company held no MBS as available for sale. Securities available for sale at March 31, 200 and 2001 are as follows:

                                                        March 31, 2001
                                         ---------------------------------------------
                                                       Gross Unrealized
                                                     --------------------
                                         Carrying                            Estimated
                                           Value       Gains      Losses    Fair-Value
                                         --------    --------    --------   ----------
                                                        (In thousands)
U.S. Government Agency securities ...    $ 19,926    $     --    $     --    $ 19,926
                                         --------    --------    --------    --------
                                         $ 19,926    $     --    $     --    $ 19,926
                                         ========    ========    ========    ========

                                                        March 31, 2000
                                         ---------------------------------------------
                                                       Gross Unrealized
                                                     --------------------
                                         Carrying                            Estimated
                                           Value       Gains      Losses    Fair-Value
                                         --------    --------    --------   ----------
                                                        (In thousands)
U.S. Government Agency securities ...    $ 24,952    $     --    $     --    $ 24,952
                                         --------    --------    --------    --------
                                         $ 24,952    $     --    $     --    $ 24,952
                                         ========    ========    ========    ========

     At March 31, 2001 and 2000, U.S. Government Agency securities consisted of short-term discount notes with maturities of 30 days or less. The estimated fair value of the U.S. Government Agency securities approximates the carrying value at March 31, 2001 and 2000.


     Proceeds from the sales of investment securities available for sale during the year ended March 31, 1999 were $24.4 million resulting in a gross realized gain of $4,000. There were no sales of investment securities available for sale during the year ended March 31, 2001 and 2000.

NOTE 5. INVESTMENT SECURITIES HELD TO MATURITY, NET

     The carrying value and estimated fair market value of investment securities held to maturity at March 31, 2001 and 2000 were as follows:

                                                        March 31, 2001
                                         ---------------------------------------------
                                                       Gross Unrealized
                                                     --------------------
                                         Carrying                            Estimated
                                           Value       Gains      Losses    Fair-Value
                                         --------    --------    --------   ----------
                                                        (In thousands)
U.S. Government Agency securities ..    $ 24,996     $  1,093    $     --    $ 26,089
                                        --------     --------    --------    --------
                                        $ 24,996     $  1,093    $     --    $ 26,089
                                        ========     ========    ========    ========

                                                        March 31, 2000
                                         ---------------------------------------------
                                                       Gross Unrealized
                                                     --------------------
                                         Carrying                            Estimated
                                           Value       Gains      Losses    Fair-Value
                                         --------    --------    --------   ----------
                                                        (In thousands)
U.S. Government Agency securities ..    $ 24,996     $     --    $    687    $ 24,309
                                        --------     --------    --------    --------
                                        $ 24,996     $     --    $    687    $ 24,309
                                        ========     ========    ========    ========

     There were no sales of securities held to maturity during the years ended March 31, 2001, 2000 and 1999. All securities in the above table mature within one to five years.

NOTE 6. MORTGAGE-BACKED SECURITIES HELD TO MATURITY, NET

     A summary of gross unrealized gains and losses and estimated fair value follows:

                                                              March 31, 2001
                                               ---------------------------------------------
                                                             Gross Unrealized
                                                           --------------------
                                               Carrying                            Estimated
                                                 Value       Gains      Losses    Fair Value
                                               --------    --------    --------   ----------
                                                              (In thousands)
Government National Mortgage Association ..    $  5,774    $     81    $     --    $  5,855
Federal Home Loan Mortgage Corporation ....      14,672          --          36      14,636
Federal National Mortgage Association .....      21,633          --          11      21,622
Small Business Administration .............         594          --          52         542
Collateralized Mortgage Obligations .......         193                       6         187
                                               --------    --------    --------    --------
                                               $ 42,866    $     81    $    105    $ 42,842
                                               ========    ========    ========    ========

                                                              March 31, 2000
                                               ---------------------------------------------
                                                             Gross Unrealized
                                                           --------------------
                                               Carrying                            Estimated
                                                 Value       Gains      Losses    Fair Value
                                               --------    --------    --------   ----------
                                                              (In thousands)
Government National Mortgage Association ..    $  6,516    $     --    $    272    $  6,244
Federal Home Loan Mortgage Corporation ....      18,780          --         788      17,992
Federal National Mortgage Association .....      26,222          --       1,218      25,004
Small Business Administration .............         760           6          --         766
Collateralized Mortgage Obligations:
     Resolution Trust Corporation .........       1,708          --          12       1,696
     Other ................................         243          --           6         237
                                               --------    --------    --------    --------
                                               $ 54,229    $      6    $  2,296    $ 51,939
                                               ========    ========    ========    ========

The following is a schedule of final maturities as of March 31, 2001:

                                       Carrying    Estimated
                                         Value    Fair Value
                                       --------   ----------
                                           (In thousands)
Due in one year or less ...........          --          --
After one through five years ......    $    287    $    294
After five through ten years ......       4,347       4,633
After ten years ...................      38,232      37,915
                                       --------    --------
                                       $ 42,866    $ 42,842
                                       ========    ========

     There were no sales of mortgage-backed securities held to maturity during the years ended March 31, 2001, 2000 and 1999.

NOTE 7.  LOANS RECEIVABLE, NET

                                        Year ended March 31,
                                       -----------------------
                                          2001          2000
                                       ---------     ---------
                                           (In thousands)
                                       -----------------------
Real estate mortgage:
    One- to four-family ...........    $ 157,582     $ 152,458
    Multi-family ..................       83,620        86,184
    Commercial real estate ........       36,113        22,721
    Equity and second mortgages ...          185           252
                                       ---------     ---------
                                         277,500       261,615
                                       ---------     ---------
Real estate construction ..........        7,101         6,393
                                       ---------     ---------
Commercial loans ..................          290           700
                                       ---------     ---------
Consumer:
    Secured personal loans ........          211           294
    Student education .............           --            67
    Other .........................        3,280         5,412
                                       ---------     ---------
                                           3,491         5,773
                                       ---------     ---------
Total loans .......................      288,382       274,481
                                       ---------     ---------
Add: Premium ......................          705           582
Less: Loans in process ............       (1,280)       (1,062)
Allowance for loan losses .........       (3,551)       (2,935)
Deferred loan fees and discounts ..         (819)         (918)
                                       ---------     ---------
                                          (4,945)       (4,333)
                                       ---------     ---------
                                       $ 283,437     $ 270,148
                                       =========     =========

     As March 31, 2001, the Company's real estate loans receivable were principally secured by properties located in the state of New York (58.7%).

     The following is an analysis of the allowance for loan losses:

                                                       Year Ended March 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (In thousands)
                                                 ------------------------------
Balance--beginning ............................  $  2,935   $  4,020   $  3,138
Provision charged to operations ...............     1,793      1,099      4,029
Recoveries of amounts previously charged off ..       200        385         82
Loans charged off .............................    (1,377)    (2,569)    (3,229)
                                                 --------   --------   --------
Balance--ending ...............................  $  3,551   $  2,935   $  4,020
                                                 ========   ========   ========

     Non-accrual loans consist of loans for which the accrual of interest has been discounted as a result of such loans becoming three months or more delinquent as to principal and/or interest payments. Interest income on non-accrual loans is recorded when received. Restructured loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to service their loans under the original contractual terms. The balances of non-accrual and restructured loans and their impact in interest income are as follows:

                                                  Year Ended March 31,
                                               --------------------------
                                                2001      2000      1999
                                               ------    ------    ------
                                                     (In thousands)
                                               --------------------------
Non-accrual loans .........................    $2,519    $2,126    $2,417
Restructured loans ........................        --        --        --
                                               ------    ------    ------
                                               $2,519    $2,126    $2,417
                                               ======    ======    ======

                                                  Year Ended March 31,
                                               --------------------------
                                                2001      2000      1999
                                               ------    ------    ------
                                                     (In thousands)
                                               --------------------------
Interest income which would have been
     recorded had loans performed in
    accordance with original contracts ....    $  202    $  345    $  419
Interest income received ..................        --        --       107
                                               ------    ------    ------
Interest income lost ......................    $  202    $  345    $  312
                                               ======    ======    ======

     At March 31, 2001 and 2000, the recorded investment in impaired loans was $2.5 million and $2.1 million, respectively. The related allowance for credit losses was approximately $291,000 and $330,000 at March 31, 2001 and 2000, respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2001, 2000 and 1999 was approximately $3.2 million, $2.3 million and $4.0 million, respectively. For the years ended March 31, 2001, 2000 and 1999, the Company recognized cash basis interest income on these impaired loans of $0, $0 and $107,000, respectively.

     At March 31, 2001, there were no loans to officers.

     The following is a summary of loans to the Bank's directors and officers (and to any associates of such persons), exclusive of loans to any such person which in aggregate did not exceed $60,000:

                                 Year Ended March 31,
                                 --------------------
                                   2001       2000
                                  ------     ------
                                    (In thousands)
Balance--beginning ...........    $  112     $  659
Loans originated .............        --         --
Other (1) ....................        --       (530)
Repayments ...................      (112)       (17)
                                  ------     ------
Balance--ending ..............    $   --     $  112
                                  ======     ======

----------

(1) Represents loans to individuals who are no longer directors and officers of Carver at March 31, 2000.

NOTE 8. LOANS SERVICING

     The mortgage loan portfolios serviced for the FHLMC and Fannie Mae are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $2,104,000, $2,775,000 and $3,035,000 at March 31, 2001, 2000 and 1999, respectively.

     Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $34,000, $56,000 and $55,000 at March 31, 2001, 2000 and 1999, respectively.

NOTE 9. PREMISES AND EQUIPMENT, NET

     The detail of premises and equipment is as follows:

                                                            MARCH 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                         (In thousands)
                                                      --------------------
Land .............................................    $    451    $    451
Buildings and improvements .......................       8,556       8,521
Leasehold improvements ...........................         335         719
Furnishings and equipment ........................       6,469       6,018
                                                      --------    --------
                                                        15,811      15,709
Less accumulated depreciation and amortization ...       5,390       4,534
                                                      --------    --------
                                                      $ 10,421    $ 11,175
                                                      ========    ========

     Depreciation and amortization charged to operations for the years ended March 31, 2001, 2000 and 1999 were $1,142,000, $1,222,000 and $1,043,000, respectively.

NOTE 10. ACCRUED INTEREST RECEIVABLE

     The detail of accrued interest receivable is as follows:

                                                            MARCH 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                         (In thousands)
                                                      --------------------
Loans receivable .................................    $  1,632    $  1,768
Mortgage-backed securities .......................         788         849
Investments and other interest bearing assets ....         121          36
                                                      --------    --------
Total accrued interest receivable ................    $  2,541    $  2,653
                                                      ========    ========

NOTE 11. EXCESS OF COST OVER NET ASSETS ACQUIRED, NET

     The excess of cost over net assets acquired relates to the acquisition of the Bedford-Stuyvesant office. The detail is as follows:

                                                            MARCH 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                          (In thousands)
                                                      --------------------
Core deposit premium .............................    $    581    $    788
Acquisition costs ................................          22          29
                                                      --------    --------
                                                      $    603    $    817
                                                      ========    ========

NOTE 12. DEPOSITS

                                                                   MARCH 31,
                                    -----------------------------------------------------------------------
                                                   2001                                  2000
                                    ---------------------------------     ---------------------------------
                                    WEIGHTED                              WEIGHTED
                                     AVERAGE                               AVERAGE
                                      RATE        AMOUNT      PERCENT       RATE        AMOUNT      PERCENT
                                    --------     --------    --------     --------     --------    --------
                                                              (Dollars in thousands)
DEMAND:
     Interest-bearing ..........       1.71%     $ 14,757        5.28%       1.66%     $ 18,873        6.68%
     Non-interest-bearing ......         --        11,409        4.08          --        12,337        4.38
                                                 --------                              --------    --------
                                       0.96        26,166        9.36        1.00        31,210       11.06
                                                 --------                              --------    --------
SAVINGS:
     Savings and club ..........       2.32       132,645       47.47        2.51       145,277       51.53
     Money Management ..........       2.62        15,718        5.63        3.25        19,418        6.89
     Certificates of deposit ...       4.55       104,895       37.54        4.70        86,036       30.52
                                                 --------    --------                  --------    --------
       .........................       3.26       253,258       90.64        3.31       250,731       88.94
                                                 --------    --------                  --------    --------
       .........................       3.04%     $279,424      100.00%       3.06%     $281,941      100.00%
                                                 ========    ========                  ========    ========

     The scheduled maturities of certificates of deposits are as follows:

                                                            MARCH 31,
                                                      --------------------
                                                        2001        2000
                                                      --------    --------
                                                         (In thousands)
One year or less .................................    $ 28,449    $ 22,860
After one year to three years ....................      22,067      29,699
After three years to five years ..................      10,682      10,984
After five years .................................      43,697      22,493
                                                      --------    --------
                                                      $104,895    $ 86,036
                                                      ========    ========

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $16,322,000 and $17,514,000 at March 31, 2001 and 2000, respectively.

     Interest expense on deposits consists of the following:

                                                                  FOR YEAR ENDED MARCH 31,
                                                              ----------------------------------
                                                                2001         2000         1999
                                                              --------     --------     --------
                                                                        (In thousands)
                                                              ----------------------------------
Demand ...................................................    $    253     $    314     $    314
Savings and clubs ........................................       3,081        3,650        3,604
Money Management .........................................         412          631          613
Certificates of deposit ..................................       4,739        4,047        3,902
                                                              --------     --------     --------
                                                                 8,485        8,642        8,433
Penalty for early withdrawals of certificate of deposit ..         (29)         (30)         (12)
                                                              --------     --------     --------
                                                              $  8,456     $  8,612     $  8,421
                                                              ========     ========     ========

NOTE 13. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The scheduled maturities of securities sold under agreements to repurchase are as follows:

                                                                      MARCH 31,
                                                               ---------------------
       LENDER                    MATURITY      INTEREST RATE     2001         2000
----------------------      -----------------  -------------   ---------    --------
                                      (In thousands)
Federal Home Loan Bank      May 22, 2000            5.88%      $      --    $  4,400
Federal Home Loan Bank      July 26, 2000           5.41              --       8,000
Federal Home Loan Bank      September 5, 2000       5.40              --       6,750
Federal Home Loan Bank      October 26, 2000        4.81              --       5,187
Federal Home Loan Bank      December 4, 2000        6.44              --       7,000
Federal Home Loan Bank      September 5, 2001       6.70           4,930          --
                                                               ---------    --------
                                                               $   4.930    $ 31,337
                                                               =========    ========

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                      FOR THE YEAR ENDED
                                                                           MARCH 31,
                                                                     -------------------
                                                                       2001        2000
                                                                     -------     -------
                                                                    (Dollars in thousands)
Average balance during the year .................................    $17,165     $32,670
Average interest rate during the year ...........................       5.99%       5.46%
Maximum month-end balance during the year .......................    $31,337     $35,337
Mortgage-backed securities underlying the agreements at year end:
      Carrying value ............................................    $ 5,379     $34,225
      Estimated fair value ......................................    $ 5,441     $32,878

NOTE 14. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

     Information relating to the maturities of advances from the Federal Home Loan Bank of New York is summarized as follows:

                                        MARCH 31,
              ----------------------------------------------------------
                         2001                             2000
              -------------------------         ------------------------
 MATURING
YEAR ENDED      WEIGHTED                          WEIGHTED
 MARCH 31,    AVERAGE RATE       AMOUNT         AVERAGE-RATE      AMOUNT
 ---------    ------------       ------         ------------      ------
                        (Dollars in thousands)
   2001             --%         $     --            5.76%        $ 51,000
   2002            5.86           96,500            5.17           15,000
   2003              --               --            3.58              358
   2006            5.44            3,490              --               --
   2012            3.50              309            3.50              330
                                --------                         --------
                   5.84%        $100,299            5.60%        $ 66,688
                                ========                         ========

     At March 31, 2001 and 2000, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $5,755,000 respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

NOTE 15. INCOME TAXES

     The components of income tax expense for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                             YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (In thousands)
Federal income tax benefit
    Current ........................................   $     --   $     --   $   (701)
    Deferred .......................................         --         --       (689)
State and local income tax expense (benefit)
    Current ........................................         98        110        152
    Deferred .......................................         --         --       (261)
                                                       --------   --------   --------
Total provision for income tax expense (benefit) ...   $     98   $    110   $ (1,499)
                                                       ========   ========   ========

     The reconciliation of the expected federal tax rate to the consolidated effective tax rate for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                                                    YEAR ENDED MARCH 31,
                                                              ----------------------------------------------------------------
                                                                     2001                   2000                   1999
                                                              ------------------     ------------------     ------------------
                                                               Amount    Percent      Amount    Percent      Amount    Percent
                                                              -------    -------     -------    -------     -------    -------
                                                                                   (Dollars in thousands)
Statutory federal income tax ..............................   $   (99)      34.0%    $  (349)      34.0%    $(2,024)      34.0%
State and local income taxes, net of Federal tax benefit ..        98      (33.7)        110      (10.7)        (72)       1.2
Change in valuation allowance .............................       157      (54.0)        298      (26.0)        597      (10.0)
Other .....................................................       (58)     (20.0)         51       (8.0)          0        0.0
                                                              -------    -------     -------    -------     -------    -------
Total income tax expense ..................................   $    98      (33.7)%   $   110      (10.7)%   $(1,499)      25.2%
                                                              =======    =======     =======    =======     =======    =======

     The Company has net operating loss carryforwards for federal income tax purposes at March 31, 2001 and 2000 of approximately $5.7 million. These net operating loss carryforwards begin to expire in the year ended March 31, 2019.

     The Bank's stockholders' equity includes approximately $3.55 million and $2.94 million at March 31, 2001 and 2000, respectively, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for Federal income taxes at the then current tax rate.

     The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                 MARCH 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
                                                             (In thousands)
DEFERRED TAX ASSETS

Net operating loss carryforward .......................   $  1,940    $  1,940
Allowance for loan losses .............................      1,665       1,376
Deferred loan fees ....................................        353         430
Employees pension plan ................................        132          84
Management recognition plan ...........................         --           5
Directors' retirement plan ............................         --         208
Contributions carryforward ............................         67          28
                                                          --------    --------
Total deferred tax assets before valuation allowance ..      4,157       4,071
Valuation allowance ...................................     (2,439)     (2,281)
                                                          --------    --------
Total deferred tax asset ..............................      1,718       1,790
                                                          ========    ========

DEFERRED TAX LIABILITIES
Excess of cost over net assets acquired ...............        251         328
Depreciation ..........................................        429         424
Excess tax bad debt reserve ...........................         16          16
                                                          --------    --------
Total deferred tax liabilities ........................        696         768
                                                          --------    --------
Net deferred tax assets included in other assets ......   $  1,022    $  1,022
                                                          ========    ========

     Management believes it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset. The Company will have to generate approximately $2.5 million of future taxable income to realize this asset.

NOTE 16. EARNINGS PER SHARE

     The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

                                                                                         YEAR ENDED MARCH 31,
                                                                                   --------------------------------
                                                                                     2001        2000        1999
                                                                                   --------    --------    --------
                                                                                            (In thousands)
                                                                                   --------------------------------
Net loss .......................................................................   $   (389)   $ (1,135)   $ (4,453)
Preferred stock dividends ......................................................       (196)        (45)         --
                                                                                   --------    --------    --------
Net loss - basic ...............................................................       (585)     (1,180)     (4,453)
Impact of potential conversion of convertible preferred stock to common stock ..        196          45          --
                                                                                   --------    --------    --------
Net  loss - diluted ............................................................   $   (389)   $ (1,135)   $ (4,453)
                                                                                   ========    ========    ========

Weighted average common shares outstanding - basic .............................      2,256       2,239       2,206
Effect of dilutive securities
    Convertible preferred stock ................................................        208          46          --
                                                                                   --------    --------    --------
Weighted average common shares outstanding - diluted ...........................      2,464       2,285       2,206
                                                                                   ========    ========    ========

NOTE 17. STOCKHOLDERS' EQUITY

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

     At March 31, 2001 unpaid accrued dividends related to preferred stock amounted to $57,421.

     Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. As required by the Financial Institutions Reform, Recovery, and Enforcement Act, the Federal Office of Thrift Supervision ("OTS") promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2001 and 2000, the Bank exceeded all the current capital requirements.

     The following table sets out the Bank's various regulatory capital categories at March 31, 2001 and 2000.

                                                At March 31, 2001                At March 31, 2000
                                           --------------------------       ---------------------------
                                            DOLLARS        PERCENTAGE        DOLLARS         PERCENTAGE
                                           --------        ----------       --------         ----------
                                             (Dollars in thousands)           (Dollars in thousands)
Core/leverage capital .............        $ 29,757            7.02%        $ 28,715            6.85%
Tier 1 risk-based capital .........          29,757           14.50           28,715           14.15
Total risk-based capital ..........          32,333           15.76           31,213           15.38

     The following table reconciles the Bank's stockholders' equity at March 31, 2001 and 2000, in accordance with accounting principles generally accepted in the United States of America to regulatory capital requirements:

                                                       REGULATORY CAPITAL REQUIREMENTS
                                                ----------------------------------------------
                                                  GAAP     TANGIBLE   TIER I/CORE   RISK-BASED
                                                 CAPITAL    CAPITAL     CAPITAL       CAPITAL
                                                --------   --------   -----------   ----------
                                                           (Dollars in thousands)
Stockholders' Equity at March 31, 2001 (1) ..   $ 30,360   $ 30,360    $ 30,360      $ 30,360
Add:
   General valuation allowances .............                    --          --         2,576
Deduct:
   Excess of cost over net assets acquired ..                  (603)       (603)         (603)
Regulatory capital ..........................                29,757      29,757        32,333
Minimum capital requirement .................                 6,358      16,956        16,413
                                                           --------    --------      --------
Regulatory capital excess ...................              $ 23,399    $ 12,801      $ 15,920
                                                           ========    ========      ========

                                                       REGULATORY CAPITAL REQUIREMENTS
                                                ----------------------------------------------
                                                  GAAP     TANGIBLE   TIER I/CORE   RISK-BASED
                                                 CAPITAL    CAPITAL     CAPITAL       CAPITAL
                                                --------   --------   -----------   ----------
                                                           (Dollars in thousands)
    March 31, 2000 (1) ......................   $ 29,532   $ 29,532    $ 29,532      $ 29,532
Add:
   General valuation allowances .............                    --          --         2,538
Deduct:
   Excess of cost over net assets acquired ..                  (817)       (817)         (817)
   Asset required to be deducted ............                    --          --           (40)
                                                           --------    --------      --------
Regulatory capital ..........................                28,715      28,715        31,213
Minimum capital requirement .................                 6,283      16,766        16,235
                                                           --------    --------      --------
Regulatory capital excess ...................              $ 22,432    $ 11,949      $ 14,978
                                                           ========    ========      ========

----------

(1) Reflects Bank only.

NOTE 18. BENEFIT PLANS

Pension Plan

     Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended March 31, 2001. The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver's consolidated financial statements:

                                                                March 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                            (In thousands)
                                                         --------------------
Change in benefit obligation during the year
Benefit obligation at the beginning of year ..........   $  2,846    $  3,145
Service cost .........................................        121         162
Interest cost ........................................        207         188
Actuarial gain .......................................        (84)       (488)
Benefits paid ........................................       (243)       (161)
Curtailment ..........................................   $   (320)        $--
                                                         --------    --------
Benefit obligation at end of year ....................   $  2,527    $  2,846
                                                         ========    ========

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year .......   $  3,791    $  3,625
Actual return on plan assets .........................         46         251
Employer contributions ...............................         --          76
Benefits paid ........................................       (243)       (161)
                                                         --------    --------
Fair value of plan assets at end of year .............   $  3,594    $  3,791
                                                         ========    ========

Funded status ........................................   $  1,067    $    945
Contributions ........................................         --          --
Unrecognized transition obligation ...................         --         259
Unrecognized gain ....................................     (1,074)     (1,336)
Unrecognized past service liability ..................         --          14
                                                         --------    --------
Accrued pension cost .................................   $     (7)   $   (118)
                                                         ========    ========

     Net periodic pension cost included the following components:

                                                       Year Ended March 31,
                                                    --------------------------
                                                     2001      2000      1999
                                                    ------    ------    ------
                                                          (In thousands)
Service cost .....................................  $  121    $  159    $  162
Interest cost ....................................     207       191       188
Expected return on plan assets ...................    (298)     (284)     (260)
Amortization of:
   Unrecognized transition (benefit) obligation ..      36        36        36
   Unrecognized gain (loss) ......................     (96)      (62)      (46)
   Unrecognized past service liability ...........       2         2         2
Curtailment credit ...............................     (84)       --        --
                                                    ------    ------    ------
Net periodic pension (benefit) cost ..............  $ (112)   $   42    $   82
                                                    ======    ======    ======

     Significant actuarial assumptions used in determining plan benefits are:

                                                YEAR ENDED MARCH 31,
                                             ------------------------
                                             2001      2000      1999
                                             ----      ----      ----
Annual salary increase .................     4.75%     5.50%     4.50%
Long-term return on assets .............     8.00%     8.00%     8.00%
Discount rate used in measurement of
benefit obligations ....................     7.25%     8.00%     6.50%

Savings Incentive Plan

     The Bank has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Employees may elect to defer up to the lesser of 15% or the maximum amount allowed under law of their compensation and may receive a 50% matching contribution from the Bank up to the maximum allowed by law through December 31, 2000. Effective January 1, 2001, the plan was modified. In connection with this modification, Carver will make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee equal to 2% of the employee's annual pay. This 2% Carver contribution will be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the 2% Carver contribution, the employee must have completed at least one year of service and be employed as of the last day of the plan year or December 31st of each year. In addition, effective January 1, 2001, Carver matches contributions to the plan equal to 100% of the pre-tax contributions made by each employee up to a maximum of 4% of their pay. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the 1 to 5 year vesting schedule that previously applied to matching contributions will apply to the new 2% Carver contribution. Total incentive plan expenses for the years ended March 31, 2001, 2000 and 1999 were $45,000, $56,000 and $68,000 respectively.

Directors' Retirement Plan

     Concurrent with the conversion to the stock form of ownership, the Bank adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director.

                                                              March 31,
                                                          ----------------
                                                           2001      2000
                                                          ------    ------
                                                           (In thousands)
Change in benefit obligation during the year
Benefit obligation at beginning of year ...............   $  670    $  795
Service cost ..........................................       --        --
Interest cost .........................................       35        51
Actuarial loss (gain) .................................       14      (151)
Benefits paid .........................................      (51)      (25)
Curtailment ...........................................   $ (372)   $   --
                                                          ------    ------
    Benefit obligation at end of year .................   $  296    $  670
                                                          ======    ======

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year ........   $   --        --
Actual return on plan assets ..........................       --        --
Employer contributions ................................       51        25
Benefits paid .........................................      (51)      (25)
                                                          ------    ------
Fair value of plan assets at end of year ..............   $   --    $   --
                                                          ======    ======

Funded Status .........................................   $ (296)   $ (670)
Contributions .........................................       --         6
Unrecognized loss .....................................       21       166
Unrecognized past service liability ...................       --        55
                                                          ------    ------
Accrued pension cost ..................................   $ (275)   $ (443)
                                                          ======    ======

     Net periodic pension cost for the years ended March 31, 2001, 2000 and 1999 included the following:

                                              2001     2000     1999
                                             ------   ------   ------
                                                  (In thousands)
Service cost .............................   $   --   $   --   $   42
Interest cost ............................       35       51       32
Expected return on plan assets ...........       --       --       --
Amortization of:
   Unrecognized gain .....................        4       27        4
   Unrecognized past service liability ...       23       55       55
   Curtailment credit ....................     (179)      --       --
                                             ------   ------   ------
Net periodic pension (benefit) cost ......   $ (117)  $  133   $  133
                                             ======   ======   ======

     The actuarial assumptions used in determining plan benefits include annual fee increases of 4.75%, 5.50% and 4.50%, and a discount rate of 7.25%, 8.00% and 6.50%, for the years ended March 31, 2001, 2000 and 1999, respectively.

Management Recognition Plan

     The Management Recognition Plan (the "MRP") provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. Pursuant to the MRP, the Bank recognized $178,000 and $62,000 as expense for the years ended March 31, 2000 and 1999, respectively.

NOTE 19. EMPLOYEE STOCK OWNERSHIP PLAN

     Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,320 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering. The term loan principal is payable over forty equal quarterly installments through September 2004. Interest on the term loan is payable quarterly, at a rate of 3.00% over the average federal funds rate. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

     Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

     Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $298,000, $326,000 and $171,000 for the years ended March 31, 2001, 2000 and 1999 respectively.

     The ESOP shares at March 31, 2001 and 2000 are as follows:

                                                         March 31,
                                           ------------------------------------
                                                 2001               2000
                                           ---------------    -----------------
                                           (In thousands except for share data)
                                           ------------------------------------
Allocated shares .......................           149                117
Shares committed to be released ........            --                 --
Unreleased shares ......................            33                 65
                                                ------             ------
Total ESOP shares ......................           182                182
                                                ======             ======

Fair value of unreleased shares ........        $  293             $  570

NOTE 20. COMMITMENTS AND CONTINGENCIES

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

     The Bank has outstanding various loan commitments as follows:

                                                    MARCH 31,
                                              --------------------
                                                2001         2000
                                              --------    --------
                                                 (In thousands)
                                              --------------------
Commitments to originate loan mortgages ..    $  6,137    $  2,472
Commitments to purchase loan mortgages ...          --      15,000
Consumer loans ...........................       3,380       4,488
                                              --------    --------
Total ....................................    $  9,517    $ 21,960
                                              ========    ========

     At March 31, 2001, of the $6,137,000 in outstanding commitments to originate mortgage loans, $3,382,000 represented commitments to originate multi-family mortgage loans at fixed rates within a range of 7.38% to 7.88%, 1,475,000 represented the undisbursed balance of all other real estate loans at a rate of 8.50% and $1,280,000 represented construction loans at 9.69%.

     At March 31, 2001, undisbursed funds from approved consumer lines of credit, primarily credit cards, totaled $3,380,000. Such lines consist of unsecured and secured lines of credit of $3,117,000 and $263,000 respectively. All such lines carry adjustable rates.

     At March 31, 2001, undisbursed funds from approved unsecured commercial lines of credit totaled $51,000.

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

     Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $191,000, $273,000, and $266,000 for the years ended March 31, 2001, 2000 and 1999, respectively. As of March 31, 2001, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2012 are as follows:

                   YEAR ENDED                      MINIMUM
                    MARCH 31,                       RENTAL
                   ----------                   --------------
                                                (In thousands)
                         2002                      $   185
                         2003                          189
                         2004                          192
                         2005                          195
                         2006                          199
                   Thereafter                        1,132
                                                --------------
                                                   $ 2,092
                                                ==============

     The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

Legal Proceedings

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2001, except as set forth below, there were no material legal proceedings to which Carver Federal or its subsidiaries was a party, or to which any of their property was subject.

     On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver employee filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). On or about January 12, 1999, Carver and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged the following causes of action, which relate to the Agreement and St. Rose's separation from Carver: (1) breach of contract; (2) promissory estoppel; and (3) fraudulent misrepresentation. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel and fraudulent misrepresentation causes of action. On or about August 18, 1999, Carver moved to dismiss St. Rose's fraudulent misrepresentation cause of action and the Court granted Carver's motion. Carver has not filed an answer in the St. Rose Action. By written stipulation of the parties, Carver's time to file an answer to St. Rose's complaint has been extended without date. Carver has unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver. The parties have had intermittent settlement discussions, but have not reached an agreement.

     The action brought by Ralph Williams (the "Williams Action") and the action brought by Janice Pressley (the "Presley Action" and, together with the Williams Action, the "Actions") arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors, and plaintiff Pressley is a former treasurer, of Northeastern, a federal credit union that maintained accounts with Carver and other banks in the New York metropolitan area. Plaintiffs' complaints (which are virtually identical) allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. On or about November 22, 2000, Williams filed his pro se complaint against the NCUA, Carver, Chase Manhattan Bank ("Chase"), Astoria Federal Savings and Loan Association and Reliance Federal Savings Bank (Carver with the last three defendants, collectively the "Bank Defendants") seeking damages in the amount of $1 million plus certain additional unspecified amounts. On or about November 22, 2000, plaintiff Pressley filed her pro se action against the same defendants seeking unspecified compensatory and punitive damages.

     While the bulk of the complaints relate to the action of the NCUA Board, the plaintiffs allege that the Bank Defendants "collaborated with the NCUA Board" in violating unspecified constitutional and privacy rights and that they engaged in discrimination.

     On or about December 15, 2000, defendant Chase moved to consolidate the Williams Action and Pressley Action. In anticipation of that consolidation, the Bank Defendants filed a joint motion to dismiss both complaints. The Bank Defendants' motion to dismiss was denied without prejudice insofar as it applied to the Williams Action solely for the reason that it was a motion addressed to both Actions prior to the issuance of an order consolidating the cases. The Bank Defendants have refilled their motion to dismiss the Williams Action and it is sub judice. The Bank Defendants' original motion to dismiss is still sub judice insofar as it applies to the Pressley Action. If the motions to dismiss are not granted, Carver intends to defend both Actions vigorously.

NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Borrowings

     The fair values of advances from Federal Home Loan Bank of New York, securities sold under agreement to repurchase and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities.

Commitments

     The  fair  market  value  of  unearned  fees   associated   with  financial
instruments with off-balance sheet risk at March 31, 2001 approximates the fees received. The fair value is not considered material.

     The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2001 and 2000 are as follows:

                                                                          AT MARCH 31,
                                                          ---------------------------------------------
                                                                  2001                    2000
                                                          ---------------------   ---------------------
                                                          CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                           AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                          --------   ----------   --------   ----------
                                                                         (In thousands)
Financial Assets:
           Cash and cash equivalents .................    $ 31,758    $ 31,758    $ 22,202    $ 22,202
           Securities available for sale .............    $ 19,926    $ 19,926    $ 24,952    $ 24,952
           Investment securities held to maturity ....    $ 24,996    $ 26,089    $ 24,996    $ 24,309
           Mortgage backed securities ................    $ 42,866    $ 42,842    $ 54,229    $ 51,939
           Loans receivable ..........................    $283,437    $290,140    $270,148    $254,439
           Accrued interest receivable ...............    $  2,541    $  2,541    $  2,653    $  2,653
Financial Liabilities:
           Deposits ..................................    $279,424    $258,920    $281,941    $279,773
           Securities sold under
           agreements  to purchase ...................    $  4,930    $  4,930    $ 31,337    $ 31,337
           Advances from Federal Home
           Loan Bank of New York .....................    $100,299    $105,421    $ 66,688    $ 66,688
           Other borrowed money ......................    $    371    $    371    $    553    $    553
Commitments ..........................................    $     --    $     --    $     --    $     --

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

     In addition, the fair value estimates are based on existing off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectively to these estimated fair values.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      YEAR ENDED MARCH 31, 2001,
                                            -----------------------------------------------
                                             FIRST       SECOND        THIRD       FOURTH
                                            QUARTER      QUARTER      QUARTER      QUARTER
                                            --------     --------     --------     --------
                                                             (In thousands)
Interest income ........................    $  7,082     $  7,082     $  7,197     $  6,946
Interest expense .......................      (3,393)      (3,497)      (3,745)      (3,643)
                                            --------     --------     --------     --------
Net interest income ....................       3,689        3,585        3,452        3,303
Provision for loan losses ..............        (443)        (450)        (450)        (450)
Non-interest income ....................         681        1,264          498          491
Non-interest expense ...................      (3,754)      (3,941)      (3,942)      (3,824)
Income tax (expense) benefit ...........         (24)        (178)          45           59
                                            --------     --------     --------     --------
Net income (loss) ......................    $    149     $    280     $   (397)    $   (421)
                                            ========     ========     ========     ========
Net income (loss) per common share .....    $   0.04     $   0.10     $  (0.20)    $  (0.21)
                                            ========     ========     ========     ========

                                                      YEAR ENDED MARCH 31, 2000,
                                            -----------------------------------------------
                                             FIRST       SECOND        THIRD       FOURTH
                                            QUARTER      QUARTER      QUARTER      QUARTER
                                            --------     --------     --------     --------
                                                             (In thousands)
Interest income ........................    $  6,865     $  6,694     $  6,960     $  6,848
Interest expense .......................      (3,580)      (3,563)      (3,500)      (3,366)
                                            --------     --------     --------     --------
Net interest income ....................       3,285        3,131        3,460        3,482
Provision for loan losses ..............        (150)        (230)        (225)        (494)
Non-interest income ....................         475          513          539        1,012
Non-interest expense ...................      (2,824)      (3,155)      (3,202)      (6,642)
Income tax expense .....................          --           --          (23)         (87)
                                            --------     --------     --------     --------
Net income (loss) ......................    $    786     $    259     $    549     $ (2,729)
                                            ========     ========     ========     ========
Net income (loss) per common share .....    $    .35     $    .11     $    .25     $  (1.23)
                                            ========     ========     ========     ========

NOTE 23. CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                AS OF MARCH 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                               (In thousands)
ASSETS
Cash on deposit with the Bank ............................   $  2,128   $  2,068
Investment in the Bank ...................................     30,360     29,532
Investment in Alhambra Holding Corp. .....................         --      2,137
Accounts receivable from Alhambra Realty Holding .........         --          3
Promissory note receivable from Alhambra Realty Holding ..         --         50
                                                             --------   --------

Total assets .............................................   $ 32,488   $ 33,790
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable to the Bank .............................   $    118   $     73
Other liabilities ........................................        274      1,076
                                                             --------   --------
Total liabilities ........................................        392      1,149

Stockholders' equity .....................................     32,096     32,641
                                                             --------   --------

Total liabilities and stockholders' equity ...............   $ 32,488   $ 33,790
                                                             ========   ========

CONDENSED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED MARCH 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
                                                                  (In thousands)
INCOME
Equity in net income (loss) from the Bank ............   $    624    $   (413)   $ (4,735)
Equity in net income (loss) from Alhambra Holding ....         --         720          --
Interest income from deposit with the Bank ...........         48          77         292
Interest income from promissory note .................         --          12          --
Other income .........................................         --          13          14
                                                         --------    --------    --------
    Total income .....................................        672         409      (4,429)

EXPENSES
Salaries and employee benefits .......................         64         113           6
Legal expense ........................................        233         659          10
Shareholder expense ..................................        510         432
Other ................................................        156         340           8
                                                         --------    --------    --------
    Total expense ....................................        963       1,544          24

Loss before income taxes .............................       (291)      (1135)     (4,453)
Income tax expense ...................................         98          --          --
                                                         --------    --------    --------
Net loss .............................................   $   (389)   $ (1,135)   $ (4,453)
                                                         ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MARCH 31,
                                                          --------------------------------
                                                            2001        2000        1999
                                                          --------    --------    --------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................   $   (389)   $ (1,135)   $ (4,453)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in net (income) loss of the Bank ...............       (624)        413       4,735
Equity in net income of Alhambra Holding ..............         --        (720)         --
Decrease (increase) in accounts receivable ............          3          (3)         --
Decrease (increase) in promissory note receivable .....         50         (50)         --
Increase in accounts payable to Bank ..................         45          73          --
(Increase) decrease in other liabilities ..............       (802)        914          41
MRP activity ..........................................        (95)         --          --
Allocation of ESOP Stock ..............................        298         341         196
Other,  net ...........................................       (203)        (25)       (416)
                                                          --------    --------    --------
Net cash provided by operating activities .............     (1,717)       (192)        103
                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposition of Alhambra Building ....      2,136          --          --
                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock .............         --       2,366          --
Purchase of treasury stock - net ......................        (61)         --          --
Dividends paid ........................................       (298)       (106)       (116)
Decrease in unrealized loss on investments ............         --          --          13
                                                          --------    --------    --------
Net cash (used in) provided by financing activities ...       (359)      2,260        (103)
                                                          --------    --------    --------
Net increase in cash ..................................         60       2,068          --

Cash and cash equivalents - beginning .................      2,068          --          --
                                                          --------    --------    --------
Cash and cash equivalents - ending ....................   $  2,128    $  2,068    $     --
                                                          ========    ========    ========

NOTE 24. STOCK OPTION PLAN

     During 1995, Carver adopted the 1995 Stock Option Plan (the "Plan") to advance the interests of the Bank through providing select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan was 138,862. At March 31, 2001, there were 112,963 options outstanding and 89,663 were exercisable. Options are granted at the fair market value of Carver common stock at the time of the grant for a period not to exceed ten (10) years. Under the Plan, as amended, option grants generally vest on an annual basis ratably over either three (3) or five (5) years, commencing after one (1) year of service. In some instances, portions of option grants vest at the time of the grant. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

     Information regarding stock options as of and for the years ended March 31, 2001, 2000, and 1999 follows:

                                               2001                  2000                  1999
                                      --------------------   --------------------   -------------------
                                                  Weighted               Weighted              Weighted
                                                  Average                Average               Average
                                                  Exercise               Exercise              Exercise
                                       Options     Price      Options     Price      Options    Price
                                      --------    --------   --------    --------   --------   --------
Outstanding, beginning of year ....     58,463    $   9.57     79,115    $  10.74     79,115   $  10.76
Granted ...........................     56,000        8.94     31,000        8.21         --
Exercised .........................         --                     --          --         --
Forfeited .........................     (1,500)      16.13    (51,652)      10.55         --      10.86
                                      --------               --------               --------
Outstanding, end of year ..........    112,963        9.17     58,463        9.57     79,115      10.74
                                      ========               ========               ========
Exercisable at year end ...........     89,663                 34,470          --     31,450         --
                                      ========               ========               ========

     The following table summarizes information about stock options at March 31, 2001:

                           Options Outstanding         Options Exercisable
                      ------------------------------   -------------------
                                 Weighted   Weighted              Weighted
                                  Average    Average               Average
     Range of                    Remaining  Exercise              Exercise
  Exercise Prices      Shares      Life       Price)    Shares      Price
-------------------   --------   --------   --------   --------   --------
$   8.00   $   8.99     71,000    8 years   $   8.24     66,000       8.17
    9.00       9.99      9,000    8 years       9.60      1,000       9.11
   10.00      10.99     25,463    6 years      10.36     20,663      10.38
   12.00      12.99      5,000    8 years      12.49        400      12.94
   13.00      13.99      1,000    6 years      13.81        400      13.81
   16.00      16.99      1,500    7 years      16.13      1,200      16.13
                      --------                         --------
Total                  112,963                           89,663
                      ========                         ========

     Carver applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based Plan under which there is no charge to earnings for stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

     Alternatively, Carver could have accounted for under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), under which compensation cost for stock option awards would be calculated and recognized over the service period (generally equal to the vesting period). Had Carver applied SFAS No. 123 for its Plan, net income and earnings per common share would have been to the pro forma amounts indicated below:

                                                            Year Ended March 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                               (Dollars in thousands, except per share data)
Net loss available to common stockholders:
       As reported .............................   $      585   $    1,180   $    4,453
       Pro forma ...............................   $      759        1,268        4,453

Basic loss per share:
       As reported .............................   $     0.26         0.53   $     2.02
       Pro forma ...............................   $     0.34         0.57   $     2.02
Weighted average number of shares outstanding ..    2,256,441    2,238,846    2,206,133

     The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rate of 5.50%, volatility of 30%, expected dividend yield of 0.60%, and an expected life of five (5) years.

NOTE 25. SUBSEQUENT EVENTS (UNAUDITED)

     On June 15, 2001, the Holding Company completed the sale of the Bank's branch in East New York (the "Branch"), to City National Bank of New Jersey ("CNBNJ"). CNBNJ assumed approximately $16.6 million of deposit liabilities and acquired the related Branch assets consisting of cash, land and building, other fixed assets and loans secured by deposits.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not anticipated to have a material impact on the financial position or results of operations. As permitted by SFAS No. 133, on April 1, 2001, Carver transferred investment securities and mortgage-backed securities with a book value of approximately $45.7 million from the classification of held-to-maturity to available for sale.

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

   4.1              Stock certificate of Carver Bancorp, Inc.(1)

   4.2              Federal Stock Charter of Carver Federal Savings Bank(1)

   4.3              Bylaws of Carver Federal Savings Bank(1)

   4.4              Amendments to Bylaws of Carver Federal Savings Bank(3)

   4.5 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (5)

   4.6 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (5)

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

   10.9 Employment Agreement by and between Carver Federal Savings Bank and Thomas L. Clark, entered into as of April 1, 1997(2)

   10.10 Employment Agreement by and between Carver Bancorp, Inc. and Thomas L. Clark, entered into as of April 1, 1997(2)

   10.11 Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999(4)

   10.12 Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999(4)

   10.13 Securities Purchase Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P.(6)

   10.14 Registration Rights Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P.(6)

   10.15 Settlement Agreement and Mutual Release by and among BBC Capital Market, Inc., The Boston Bank of Commerce, Kevin Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C. Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz, Pazel G. Jackson, Jr., Herman Johnson and David R. Jones; Morgan Stanley & Co., Incorporated; and Provender Opportunities Fund, L.P. and Frederick O. Terrell.(6)

   10.16            Amendment  to the Carver  Bancorp.  Inc.  1995 Stock  Option
                    Plan.(7)

   10.17 Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999.

   10.18 Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999.

   10.19            Form  of  Letter  Employment   Agreement  between  Executive
                    Officers and Carver Bancorp, Inc.

   21.1             Subsidiaries of the Registrant(6)

   23.1             Consent of Mitchell & Titus LLP

   23.2             Consent of KPMG LLP

----------

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

     (7) Incorporated herein by reference to the Registrant's Proxy Statement, dated January 25, 2001.