Form 10-Q
period 2001-06-30
CARVER BANCORP INC
filed 2001-08-14
CIK 1016178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                                 Yes [X] No [ ]

        COMMON STOCK, PAR VALUE $.01                     2,306,286
                  Class                         Outstanding at July 31, 2001

                                    CONTENTS

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition as of
                 June 30, 2001 (unaudited) and March 31, 2001....................     1

                 Consolidated Statements of Income for the Three Months
                 Ended June 30, 2001 and 2000 (unaudited)........................     2

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended June 30, 2001 and 2000 (unaudited)........................     3

                 Notes to Consolidated Financial Statements (unaudited)..........     4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................     6

     Item 3.  Quantitative and Qualitative Disclosure............................    12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................    13

     Item 2.  Changes in  Securities and Proceeds................................    13

     Item 3.  Defaults upon Senior Securities....................................    13

     Item 4.  Submission of Matters to a Vote of Security Holders................    13

     Item 5.  Other Information..................................................    13

     Item 6.  Exhibits and Reports on Form 8-K...................................    13

SIGNATURES.......................................................................    14

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     JUNE 30,          MARCH 31,
                                                       2001               2001
                                                    ---------         ---------
                                                   (Unaudited)
ASSETS
Cash and amounts due from
 depository institutions ...................        $  10,301         $   8,058
Federal funds sold .........................           26,400            23,700
                                                    ---------         ---------
     Total cash and cash
      equivalents ..........................           36,701            31,758
                                                    ---------         ---------
Investment securities available-
 for-sale (including pledged as
 collateral of $17,212 at
 June 30, 2001) ............................           42,939            19,926
Investment securities held-to-
 maturity (including pledged as
 collateral of $14,330 at March 31, 2001) ..               --            24,996
Mortgage-backed securities available-
 for-sale, net (including pledged as
 collateral of $16,051 at June 30, 2001) ...           19,437                --
Mortgage-backed securities held-to-
 maturity, net (including  pledged as
 collateral of $16,916 at June 30, 2001
 and $12,068 at March 31, 2001) ............           21,124            42,866
Loans receivable ...........................          292,328           286,988
     Less allowance for loan losses ........           (3,612)           (3,551)
                                                    ---------         ---------
                Loans receivable, net ......          288,716           283,437
                                                    ---------         ---------
Real estate owned, net .....................               27               476
Property and equipment, net ................            9,908            10,421
Federal Home Loan Bank of New York
 stock, at cost ............................            5,755             5,755
Accrued interest receivable ................            2,264             2,541
Excess of cost over net assets acquired, net              550               603
Other assets ...............................            1,893             1,721
                                                    ---------         ---------
Total assets ...............................        $ 429,314         $ 424,500
                                                    =========         =========
LIABILITIES
Deposits ...................................        $ 272,173         $ 279,424
Advances from Federal Home
 Loan Bank of New York .....................          100,093           100,299
Securities sold under agreements
 to repurchase .............................           14,930             4,930
Other borrowed money .......................              326               371
Other liabilities ..........................            7,773             7,380
                                                    ---------         ---------
           Total liabilities ...............          395,295           392,404
                                                    ---------         ---------
Commitments and contingencies ..............               --                --

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value
 per share; 1,000,000 shares authorized;
 100,000 shares issued and outstanding .....                1                 1
Common stock, $0.01 par value per
 share; 5,000,000 shares authorized;
 2,314,275 shares issued; 2,306,286
 issued and  outstanding ...................               23                23
Additional paid-in capital .................           23,764            23,769
Retained earning ...........................            9,860             8,793
Treasury stock, at cost (7,989 shares) .....              (61)              (61)
Common stock acquired by ESOP ..............             (288)             (334)
Common stock acquired by Management
 Recognition Plan ..........................              (95)              (95)
Unrealized gain on mortgage-backed
 and  other securities available-for-sale,
 net of taxes ..............................              815                --
                                                    ---------         ---------
     Total stockholders' equity ............           34,019            32,096
                                                    ---------         ---------
Total liabilities and stockholders' equity .        $ 429,314         $ 424,500
                                                    =========         =========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                        (In thousands, except share data)

                                                  Three Months Ended
                                                        June 30,
                                                ----------------------
                                                  2001           2000
                                                -------         ------
Interest Income:
  Loans ................................        $ 5,485         $5,298
  Mortgage-backed securities ...........            666            824
  Investment securities ................            682            751
  Federal funds sold ...................            216            209
                                                -------         ------
     Total interest income .............          7,049          7,082
                                                -------         ------

Interest expense:
  Deposits .............................          2,165          2,028
  Advances and other borrowed money ....          1,222          1,365
                                                -------         ------
     Total interest expense ............          3,387          3,393
                                                -------         ------

Net interest income ....................          3,662          3,689
Provision for loan losses ..............            225            470
                                                -------         ------
Net interest income after provision
  for loan losses ......................          3,437          3,219
                                                -------         ------

Non-interest income:
  Loan fees and service charges ........             92            106
  Income from sale of branches .........            987            255
  Loss from sale of loans ..............           (101)            --
  Other ................................            442            320
                                                -------         ------
     Total non-interest income .........          1,420            681
                                                -------         ------

Non-interest expense:
  Salaries and employee benefits .......          1,381          1,438
  Net occupancy expenses ...............            293            427
  Equipment ............................            325            299
  Other ................................          1,420          1,563
                                                -------         ------
     Total non-interest expenses .......          3,419          3,727
                                                -------         ------

Income before income taxes .............          1,438            173

State and local income taxes ...........            273             24
                                                -------         ------

Net income .............................        $ 1,165         $  149
                                                =======         ======

Dividends applicable to preferred stock         $    49         $   49
                                                =======         ======

Net income available to common
       stockholders ....................        $ 1,116         $  100
                                                =======         ======
Net income per common share - basic ....        $  0.49         $ 0.04
                                                =======         ======
Net income per common share - diluted ..        $  0.47         $ 0.04
                                                =======         ======

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (In thousands)

                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
Cash flows from operating activities:
Net income .................................        $  1,165         $    149
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization of
 premises and equipment ....................             284              280
Amortization of intangibles ................              53               53
Other accretion and amortization ...........            (253)              92
Provision for loan losses ..................             225              470
Gain on sale of branch .....................            (987)              --
Impairment of foreclosed real estate .......              20               --
Allocation of ESOP stock ...................              41               46
Decrease in accrued interest receivable, net             277              368
(Increase) decrease in other assets ........            (172)             390
Increase (decrease) in other liabilities ...             208           (1,045)
                                                    --------         --------
Net cash provided by operating activities ..             861              803
                                                    --------         --------

Cash flows from investing activities:
Purchases of securities available-for-sale .         (54,847)         (35,000)
Proceeds from maturities of securities
 available-for-sale ........................          58,000           50,000
Principal repayment of mortgage backed
 securities held-to-maturity ...............           2,392            1,780
Net increase in loans receivable ...........          (5,508)          (4,857)
Additions to premises and equipment ........            (115)             (41)
Proceeds from sale of fixed assets .........             570               --
Proceeds from sale of real estate owned ....             429               --
                                                    --------         --------
Net cash provided by investing activities ..             921           11,882
                                                    --------         --------
Cash flows from financing activities:
Net increase in deposits ...................           9,312            1,374
Net increase (decrease) in securities
 sold under agreements to repurchase .......          10,000             (700)
Repayment of advances from Federal
 Home Loan Bank of New York ................         (41,006)         (15,005)
Advances from Federal Home Loan
 Bank of New York ..........................          40,800           14,500
Repayment of other borrowed money ..........             (45)             (46)
Dividends paid .............................             (98)             (84)
Cash paid to fund sale of deposits .........         (15,802)              --
                                                    --------         --------
Net cash provided by financing activities ..           3,161               39

Net increase in cash and equivalents .......           4,943           12,724
Cash and equivalents - beginning ...........          31,758           22,203
                                                    --------         --------
Cash and equivalents - ending ..............        $ 36,701         $ 34,927
                                                    ========         ========
Supplemental disclosure of cash flow
 information:
Cash paid for:
Interest ...................................        $  3,601         $  3,379
                                                    ========         ========
Federal, state and city income taxes .......              --               --
                                                    ========         ========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2001. The consolidated results of operations and other data for the three-month period ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002 ("fiscal 2002"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding"), and the Bank's wholly owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

(2)      NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended June 30, 2001 and 2000, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended June 30, 2001 and 2000, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are considered in determining the diluted net income per common share.

(3)      TRANSFER OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which has been amended in 1999 and 2000 by SFAS No. 137, which delayed its effectiveness date to January 1, 2001, and SFAS No. 138, which addressed a limited number of implementation issues. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts for hedging activities. As permitted by SFAS No. 133, on April 1, 2001 Carver transferred investment securities and mortgage-backed securities with a book value of approximately $45.7 million from the classification of held-to-maturity to available-for-sale.

(4)      COMPREHENSIVE INCOME

         A reconciliation of net income to comprehensive income for the periods indicated follows.

                                                        Three Months Ended
                                                              June 30,
                                                        ------------------
                                                           (In thousands)
                                                         2001        2000
                                                        ------      ------
             Net income ........................        $1,165      $  149
             Unrealized gain on mortgage-backed
              and other securities available for
                sale, net of taxes .............           815          --
                                                        ------      ------
             Comprehensive income ..............        $1,980      $  149
                                                        ======      ======

(5)      RECENT ACCOUNTING PRONOUNCEMENT

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires the goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Holding Company has not recognized any impairment of unamortized goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q contains forward-looking statements and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause the actual results to differ materially from these estimates. These factors include, but are not limited to, the Company's success in implementing its initiatives, its ability to achieve cost-savings associated with the Bank's branch closings, changes in general, economic and market, legislative and regulatory conditions and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company assumes no obligation to update these forward looking statements to reflect the actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

GENERAL

         The Holding Company, a Delaware corporation, is the holding company for the Bank, a federally chartered savings bank. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates four full- service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan. In addition, in September the Bank is anticipating opening its first new branch in over a decade located on Malcolm X Boulevard at 117th Street in Harlem.

COMPARISON OF FINANCIAL CONDITION AT
JUNE 30, 2001 AND MARCH 31, 2001

ASSETS

         Total assets increased by $4.8 million to $429.3 million at June 30, 2001 compared to $424.5 million at March 31, 2001. The increase was primarily attributable to an increase of $5.3 million in loans and an increase of $4.9 million in cash and cash equivalents, partially offset by a $4.3 million decline in mortgage-backed and investment securities due to pay downs or maturities that occurred during the quarter.

         The $5.3 million net increase in loans receivable during the first three months of the fiscal year ending March 31, 2002 ("fiscal 2002") includes loan originations of $12.3 million and loan purchases of $20.3 million, offset in part by loan repayments during the period. Loan originations were concentrated in multi-family and commercial real estate mortgage loans and loan purchases were one- to four-family residential mortgage loans. The increase in cash and cash equivalents primarily reflects an increase in the overnight investment in federal funds sold.

         As of April 1, 2001, the Bank transferred $45.7 million of mortgage-backed and investment securities from held-to-maturity to available-for-sale. An unrecognized gain of $1.0 million as of June 30, 2001 is included in the carrying value of the mortgage-backed and investment securities available-for-sale. The decreases in mortgage and investment securities, adjusted for the available-for-sale adjustment in mortgage-backed and investment securities, primarily represent maturities and/or principal repayments that occurred during the first three months of fiscal 2002 which exceeded purchases of investment securities. The net funds received from these activities were used primarily to fund the increase in loans.

         During the quarter ended June 30, 2001, Carver sold its automobile loan portfolio with a book value of $490,000 for $191,000 less than the carrying value. This portfolio was sold because of its high level of delinquencies and losses as well as the associated costs. A loss of $90,000 was charged to the allowance for loan losses, and $101,000 was charged as a loss on the sale of loans on the Statements of Income.

         Real estate owned, net, decreased $449,000 to $27,000 at June 30, 2001 compared to $476,000 at March 31, 2001 due to the sale of a previously foreclosed property. Property and equipment, net, declined $513,000 to $9.9 million at June 30, 2001 compared to $10.4 million at March 31, 2001 due primarily to the property and equipment included in the East New York branch sale and to depreciation on the Bank's property and equipment.

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At June 30, 2001, total liabilities increased by $2.9 million to $395.3 million compared to $392.4 million at March 31, 2001. The increase in liabilities primarily reflects an increase of $9.7 million in total borrowings, offset in part by a decrease of $7.3 million in deposits. The increase in total borrowings is primarily due to a $10 million increase in securities sold under agreements to repurchase.

         The $7.3 million decrease in deposits is primarily attributable to the sale of deposits from the Bank's East New York branch during the three months ended June 30, 2001, which had $18.4 million in deposits at March 31, 2001. Excluding the deposits of the East New York branch, total deposits for the remaining branches increased by approximately $11.1 million during the first three months of fiscal 2002. Net changes in deposit balances by major product category during the period include decreases of $7.0 million in regular savings and club accounts, $1.6 million in money market accounts and $395,000 in certificates of deposit, offset in part by an increase of $1.7 million in NOW accounts. The deposits sold were replaced in part by certificates of deposit and short-term borrowings.

         STOCKHOLDERS' EQUITY

         Stockholders' equity increased $1.9 million to $34.0 million at June 30, 2001 compared to $32.1 million at March 31, 2001. The increase in stockholders' equity was primarily attributable to $1.1 million of net income for the three months ended June 30, 2001 and unrealized gains of approximately $815,000, net of taxes, relating to the transfer of certain investment and mortgage-backed securities from the accounting classification of held-to-maturity to available-for-sale. Investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment to stockholders' equity, net of taxes.

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

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2001, cash and cash equivalents increased by $4.9 million. Net cash provided by operating activities was $861,000, representing primarily net income adjusted for depreciation and amortization, the provision for loan losses, the net gain from the sale of deposits and the net changes in other assets and liabilities. Net cash provided by investing activities was $921,000, representing primarily the net cash provided by the maturity of securities and principal repayments of mortgage-backed securities held to maturity, offset in part by investment purchases and a net increase in loans. Net cash provided by financing activities was $3.2 million, representing primarily a net increase in deposits and borrowed funds, offset in part by cash paid to fund the sale of deposits.

        Until recently, the Bank was required by the Office of Thrift Supervision (the "OTS") regulations, to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings. The OTS has since eliminated this requirement. Under the revised regulations, which became effective March 15, 2001, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2001, the Bank's liquidity ratio was 14.1%. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The OTS, the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements.

At June 30, 2001, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 2001.

                                                              Amount      % of Assets
                                                              ------      -----------
                                                             (Dollars in thousands)
         Total capital (to risk-weighted assets):
         Capital level ...............................        $34,040        16.40%
         Less requirement ............................         16,602         8.00
                                                              -------        -----
         Excess ......................................        $17,438         8.40%
                                                              =======        =====
         Tier 1 capital (to risk-weighted assets):
         Capital level ...............................        $31,433        15.15%
         Less requirement ............................         17,114         4.00
                                                              -------        -----
         Excess ......................................        $14,319        11.15%
                                                              =======        =====
         Tier 1 leverage capital (to adjusted assets):
         Capital level ...............................        $31,433         7.35%
         Less requirement ............................         17,114         4.00
                                                              -------        -----
         Excess ......................................        $14,319         3.35%
                                                              =======        =====


ANALYSIS OF EARNINGS

        The Company's profitability is primarily dependent upon net interest income, which represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Provisions for loan losses, non-interest income, non-interest expense and income taxes further affect net income. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

        The following tables set forth certain information relating to Carver's average interest-earning assets and average interest-bearing liabilities and reflect the average yield on assets and the average cost of liabilities for the quarters indicated. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

                                                                          Three Months Ended June 30,
                                                      ----------------------------------------------------------------------
                                                                    2001                                2000
                                                      ---------------------------------  -----------------------------------
                                                                             Annualized                           Annualized
                                                       Average                   Avg.     Average                    Avg.
                                                       Balance    Interest   Yield/Cost   Balance     Interest    Yield/Cost
                                                       -------    --------   ----------   -------     --------    ----------
                                                                             (Dollars in thousands)
ASSETS
INTEREST EARNING ASSETS
   Loans (1).....................................     $ 277,767   $  5,485       7.90%   $ 277,402    $ 5,298        7.64%
   Investment securities (2).....................        45,688        682       5.97       45,979        751        6.53
   Mortgage-backed securities....................        41,547        666       6.41       53,317        824        6.18
   Federal funds sold............................        20,062        216       4.31       13,625        209        6.14
                                                      ---------   --------      -----    ---------    -------       -----
      Total interest earning assets..............       385,064      7,049       7.32%     390,323      7,082        7.26%
                                                                  --------                            -------
   Non-interest earning assets...................        24,319                             28,452
                                                      ---------                          ---------
      Total Assets...............................     $ 409,383                          $ 418,775
                                                      =========                          =========

LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
   DDA...........................................     $   8,012   $     --         --%   $  12,328    $    --          --%
   NOW...........................................        20,183         59       1.17       17,883         76        1.70
   Savings and clubs.............................       132,019        697       2.11      144,616        833        2.30
   Money market accounts.........................        16,417         85       2.07       19,370        123        2.54
   Certificates of deposit.......................       107,208      1,324       4.94       87,022        996        4.57
                                                      ---------   --------      -----    ---------    -------       -----
      Total Deposits.............................       283,839      2,165       3.05      281,219      2,028        2.88
Borrowed money...................................        85,302      1,222       5.73       97,840      1,365        5.58
                                                      ---------   --------      -----    ---------    -------       -----
Total deposits and interest-bearing liabilities..       369,141      3,387       3.67%     379,059      3,393        3.58%
                                                                  --------                            -------
Non-interest-bearing liabilities.................         7,898                              6,946
                                                      ---------                          ---------
Total liabilities................................       377,039                            386,005
Stockholders' equity.............................        32,344                             32,770
                                                      ---------                          ---------
Total liabilities and stockholders' equity.......     $ 409,383                          $ 418,775
                                                      =========                          =========
Net interest income..............................                 $  3,662                            $ 3,689
                                                                  ========                            =======
Interest rate spread.............................                                3.65%                               3.68%
                                                                                =====                               =====
Net interest margin..............................                                3.80%                               3.78%
                                                                                =====                               =====
Ratio of average interest earning assets
 to deposits and
 interest-bearing liabilities.....................                               1.04x                               1.03x
                                                                                =====                               =====

(1)  Includes non-accrual loans.

(2)  Includes FHLB stock.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL

         The Company reported net income for the three-month period ended June 30, 2001 of $1.2 million compared to net income of $149,000 for the same period last year. Net income available to common stockholders (net income reduced by dividends relating to the Company's preferred stock) was $1.1 million, or $0.49 per common share, compared to $100,000, or $0.04 per common share, for the corresponding period last year. For each period the Company applied a tax loss carryforward resulting from prior period losses and therefore no federal taxes have been applied to earnings for either period. Income for the quarter ended June 30, 2001 includes net non-recurring income of approximately $886,000 which represents the gain realized on the sale of deposits of the Bank's East New York branch offset in part by a loss of $101,000 from the sale of the Bank's $490,000 of automobile loan portfolio. The three-month period ended June 30, 2000 included a net gain realized of $255,000 on the sale of deposits of the Bank's Roosevelt branch. Excluding these non-recurring items, the Company would have recorded a net income of $395,000 available to common stockholders, or $0.17 per common share, for the first quarter of fiscal 2002 compared to a loss of $155,000, or $0.07 per common share, for the corresponding period last year.

INTEREST INCOME

         Interest income decreased by $33,000 to $7.0 million for the three months ended June 30, 2001 compared to $7.1 million in the corresponding prior year period. The decrease in total interest income was attributable to the average balance of total interest-earning assets decreasing $5.3 million, or 1.3%, to $385.1 million for the three months ended June 30, 2001 compared with $390.3 million for the corresponding prior year period. The decrease in the average balance of total interest earning-assets was offset in part by a 6 basis point increase in the annualized annual yield on interest-earning assets to 7.32% for the three months ended June 30, 2001 compared with 7.26% for the corresponding prior year period.

         Interest income on loans receivable increased by $187,000, or 3.5%, to $5.5 million for the three months ended June 30, 2001 compared to $5.3 million for the corresponding prior year period. The increase primarily reflected a 26 basis point improvement in the annualized return on average loans to 7.90% for the three months ended June 30, 2001 compared to 7.64% for the three months ended June 30, 2000. The increase in the return on loans receivable resulted primarily from the origination and purchase of loans with a higher yield than the yield on loans that paid down.

         Interest income on investment securities decreased by $69,000, or 9.2%, to $682,000 for the three months ended June 30, 2001 compared to $751,000 for the prior year period. The decrease was primarily due to the 56 basis point decline in the average yield to 5.97% for the three months ended June 30, 2001 compared to 6.53% for the three months ended June 30, 2000.

         Interest income on mortgage-backed securities decreased by $158,000, or 19.2%, to $666,000 for the three months ended June 30, 2001 compared to $824,000 for the prior year period. The decrease was primarily due to the decline in the average balance of mortgage-backed securities resulting principally from accelerated prepayments. The average balance of mortgage-backed securities declined $11.8 million, or 22.1%, to $41.5 million for the three months ended June 30, 2001 compared to $53.3 million for the prior year period.

         Interest income on federal funds sold was substantially flat at $216,000 for the three months ended June 30, 2001. The average balance of federal funds sold for the three months ended June 30, 2001 increased $6.5 million, or 47.2%, to $20.1 million from $13.6 million for the corresponding prior year period. The higher level of average balances was offset by a decline of 183 basis points in the annualized yield on these funds to 4.31% for the three months ended June 30, 2001 compared to 6.14% for the prior year period due to a lower short-term interest rate environment.

INTEREST EXPENSE

         Interest expense was substantially flat at $3.4 million for the three months ended June 30, 2001. The impact of a $9.9 million decline in the average balance of total deposits and interest-bearing liabilities to $369.1 million for the three months ended June 30, 2001 compared to $379.1 million for the prior year period was offset by a 9 basis point increase in the annualized cost of total deposits and interest-bearing liabilities to 3.67% for the three months ended June 30, 2001 compared to 3.58% for the same period last year.

         Interest expense on deposits increased $137,000, or 6.8%, to $2.2 million for the three months ended June 30, 2001 compared to $2.0 million for the prior year period. The increase in interest expense on deposits was due primarily to a $2.6 million increase in the average balance of deposits to $283.8 million from $281.2 million for the corresponding prior year period and a 17 basis point increase in the rate paid on deposits to 3.05% for the three months ended June 30, 2001 compared to 2.88% for the same period last year. The increase in the cost of deposits was primarily the result of a reduction in the average balance of comparatively lower cost deposits (demand deposits, savings and club accounts and money market accounts), which was offset in part by an increase in the average balance of certificates of deposit. The average balance of demand deposits declined $4.3 million to $8.0 million from $12.3 million for the corresponding prior year period. The average balance of savings and club accounts declined $12.6 million to $132.0 million from $144.6 million for the corresponding prior year period. The average balance of money market accounts declined $3.0 million to $16.4 million from $19.4 million for the corresponding prior year period. The decline in the average balance of these lower cost deposits was primarily due to the sale of deposits resulting from the Bank's sale of non-strategic branches. The average balance of comparatively higher cost certificates of deposit increased $20.2 million to $107.2 million from $87.0 million for the corresponding prior year period.

         Interest expense on borrowed money decreased $143,000, or 10.5%, to $1.2 million for the three months ended June 30, 2001 compared $1.4 million for the corresponding prior year period. This decrease in interest expense was primarily due to a $12.5 million decline in the average balance of borrowed money to $85.3 million from $97.8 million for the corresponding prior year period. The decrease was partially offset by a 15 basis point increase in the rate paid for these funds to 5.73% for the three months ended June 30, 2001 compared to 5.58% for the same period last year.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before the provision for loan losses was substantially flat at $3.7 million for the three months ended June 30, 2001. Interest income decreased by $33,000 while interest expense decreased by $6,000 for the three months ended June 30, 2001 compared to the corresponding prior year period.

         The Company's annualized interest rate spread decreased by 3 basis points to 3.65%, for the three months ended June 30, 2001 compared to 3.68% for the corresponding prior year period.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         The Company provided $225,000 for loan losses for the three-month period ended June 30, 2001 compared to $470,000 for the corresponding period last year. The primary reasons for the decrease in the provision included a $252,000 reduction in loan charge-offs, net of recoveries, to $164,000 compared to $416,000 for the corresponding period last year and an improvement in the asset quality of the Company's consumer loan portfolio. Of the net loan charge-offs for the three months ended June 30, 2001, $90,000, or 35.7%, were related to the automobile loan portfolio sold during the quarter.

         At June 30, 2001, non-performing loans totaled $1.5 million, or 0.51% of total loans, compared to non-performing loans of $2.5 million, or 0.88% of total loans, at March 31, 2001. The reduction in non-performing loans improved the ratio of the allowance for loan losses to non-performing loans to 242.5% at June 30, 2001 compared to 138.1% at March 31, 2001. At June 30, 2001, the Bank's allowance for loan losses at $3.6 million remained substantially unchanged from March 31, 2001. The ratio of the allowance for loan losses to total loans was 1.2% compared to 1.1% at June 30, 2001 and March 31, 2001, respectively.

         Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

NON-INTEREST INCOME

         Total non-interest income increased $739,000, or 108.5%, to $1.4 million for the three-month period ended June 30, 2001 compared to $681,000 for the corresponding period last year. The increase was primarily attributable to a net increase in non-recurring income of $886,000 for the three-month period ended June 30, 2001, compared to $255,000 for the same period last year, and an increase in fee income related to retail deposit accounts and other revenues. The non-recurring income of $886,000 for the three months ended June 30, 2001 included a gain of $987,000 on the sale of the Bank's East New York branch offset in part by a loss of $101,000 on the sale of the automobile loan portfolio, while the same period last year included a $255,000 gain on the sale of the Bank's Roosevelt branch.

NON-INTEREST EXPENSE

         Total non-interest expense decreased $308,000, or 8.3%, to $3.4 million for the quarter ended June 30, 2001 compared to $3.7 million for the corresponding period last year. The decrease was primarily attributable to decreases in salary and employee benefits, net occupancy expenses and other expenses partially offset by increases in equipment costs. Salaries and employee benefits decreased $57,000 to $1.4 million for the quarter ended June 30, 2001 compared to $1.4 million for the corresponding period last year, and net occupancy expenses decreased $134,000 to $293,000 for the quarter ended June 30, 2001 compared to $427,000 for the corresponding period last year primarily due to branch sales. Other expenses decreased $143,000 for the quarter ended June 30, 2001 to $1.4 million compared to $1.6 million for the corresponding period last year primarily due to decreases in consulting expenses as the Bank decreased its reliance on consultants because permanent senior management were added and decreases in regulatory costs relating to a decline in the amount of FDIC insurance premiums. These decreases were offset in part by increases of $26,000 in equipment costs.

INCOME TAX EXPENSE

         For each period presented, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes have been applied to income for either period. The taxes of $273,000 and $24,000 for the three-months ended June 30, 2001 and 2000, respectively, represent New York State and New York City income taxes only based upon the Company's total assets.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2001 in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at June 30, 2001 compared to March 31, 2001.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. At June 30, 2001, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

         Disclosure regarding legal proceedings that the Company is a party to is presented on Carver's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. There have been no material changes with regard to such legal proceedings since the filing of the Annual Report on Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         Exhibit 11.  Net income per share.

         (b)      Reports on Form 8-K.

         Form 8-K, dated June 1, 2001, reporting the resignation of James Boyle, Chief Financial Officer, and the appointment of Frank Deaton as Senior Vice President and Chief Auditor and Linda Dunn as Senior Vice President and General Counsel.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARVER BANCORP, INC.


Date: August 14, 2001                  /s/ Deborah C. Wright
                                       -----------------------------------------
                                       Deborah C. Wright
                                       President and Chief Executive Officer




Date: August 14, 2001                  /s/ William Schult
                                       -----------------------------------------
                                       William Schult
                                       Vice President and Controller