Form 10-Q
period 2001-09-30
CARVER BANCORP INC
filed 2001-11-14
CIK 1016178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       _________________________________


                                   FORM 10-Q


(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-21487


                              CARVER BANCORP, INC.


             (Exact name of registrant as specified in its charter)


                Delaware                                13-3904174
----------------------------------------      -------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

75 West 125th Street, New York, New York                   10027
----------------------------------------      -------------------------------
(Address of principal executive offices)                (Zip Code)


       Registrants telephone number, including area code:  (212) 876-4747


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days.


                                Yes   X       No


      Common Stock, par value $.01                       2,306,286
----------------------------------------      -------------------------------
                Class                         Outstanding at November 1, 2001

                                    CONTENTS

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

            Consolidated Statements of Financial Condition as of
              September 30, 2001 (unaudited) and March 31, 2001...........   1

            Consolidated Statements of Income for the Three Months and
              Six Months Ended September 30, 2001 and 2000 (unaudited)....   2

            Consolidated Statements of Cash Flows for the Six Months Ended
              September 30, 2001 and 2000 (unaudited).....................   3

            Notes to Consolidated Financial Statements....................   4

          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................   6

          Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk........................................  16

PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings....................................  16

          Item 2.    Changes in Securities and Proceeds...................  16

          Item 3.    Defaults upon Senior Securities......................  16

          Item 4.    Submission of Matters to a Vote of Security Holders..  16

          Item 5.    Other Information....................................  16

          Item 6.    Exhibits and Reports on Form 8-K.....................  17

SIGNATURES................................................................  18

PART I       FINANCIAL INFORMATION
ITEM 1.      Financial Statements


                     CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                                                    SEPEMBER 30,      MARCH 31,
                                                                                                        2001            2001
                                                                                                    ------------      ---------
                                                                                                     (Unaudited)
ASSETS
Cash and due from banks.........................................................                      $ 11,321         $  8,058
Federal funds sold..............................................................                        12,000           23,700
                                                                                                      --------         --------
   Total cash and cash equivalents..............................................                        23,321           31,758
                                                                                                      --------         --------
Investment securities available for sale, net (including pledged
    as collateral of $26,655 at September 30, 2001).............................                        34,425           19,926
Investment securities held to maturity, net (including pledged as
    collateral of $14,330 at March 31, 2001)....................................                           --            24,996
Mortgage-backed securities available for sale, net (including pledged
    as collateral of $29,010 at  September 30, 2001)............................                        29,010               --
Mortgage-backed securities held to maturity, net (including pledged as
    collateral of $18,817 at September 30, 2001, and $12,068 at March 31, 2001).                        19,005           42,866
Loans receivable................................................................                       317,031          286,988
     Less allowance for loan losses.............................................                        (3,842)          (3,551)
                                                                                                      --------         --------
     Loans receivable, net......................................................                       313,189          283,437
                                                                                                      --------         --------
Property & equipment, net.......................................................                        10,275           10,421
Federal Home Loan Bank of New York stock, at cost...............................                         5,751            5,755
Accrued interest receivable.....................................................                         3,149            2,541
Excess of cost over net assets acquired, net....................................                           497              603
Other assets....................................................................                         2,818            2,197
                                                                                                      --------         --------
Total assets....................................................................                      $441,440         $424,500
                                                                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits........................................................................                      $321,432         $279,424
Advances from Federal Home Loan Bank of New York................................                        75,788          100,299
Securities sold under agreement to repurchase...................................                            --            4,930
Other borrowed money............................................................                           480              371
Other liabilities...............................................................                         8,662            7,380
                                                                                                      --------         --------
     Total liabilities..........................................................                       406,362          392,404
                                                                                                      --------         --------
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized;
     100,000 shares issued and outstanding......................................                             1                1
Common stock, $.01 par value per share; 5,000,000 shares authorized;
     2,314,275 shares issued; 2,296,286 and 2,306,286 shares issued and
     outstanding at September 30, 2001 and March 31, 2001, respectively.........                            23               23
Additional paid-in capital......................................................                        23,759           23,769
Retained earnings...............................................................                        10,349            8,793
Treasury stock, at cost (17,989 and 7,989 shares at September 30, 2001 and
    March 31, 2001, respectively................................................                          (160)             (61)
Common stock acquired by Employee Stock Ownership Plan..........................                          (244)            (334)
Common stock acquired by Management Recognition Plan............................                           (95)             (95)
Unrecognized gain on mortgage-backed and other securities available for sale,
     net of taxes...............................................................                         1,445               --
                                                                                                      --------       ----------
     Total stockholders' equity.................................................                        35,078           32,096
                                                                                                      --------       ----------
Total liabilities and stockholders' equity......................................                      $441,440         $424,500
                                                                                                      ========       ==========

See accompanying notes to consolidated financial statements.

                     CARVER BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)
                       (In thousands, except share data)

                                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                                ------------------------      ----------------------
                                                                                   2001           2000         2001           2000
                                                                                ---------      ---------      -------       --------

Interest Income:
      Loans.............................................................           $5,660         $5,275      $11,145        $10,573
      Mortgage-backed securities........................................              631            763        1,297          1,587
      Investment securities.............................................              608            774        1,290          1,525
      Federal funds sold................................................              125            270          341            479
                                                                                ---------      ---------      -------       --------
         Total interest income..........................................            7,024          7,082       14,073         14,164
                                                                                ---------      ---------      -------       --------
Interest expense:
      Deposits..........................................................            2,145          2,120        4,310          4,148
      Advances and other borrowed money.................................            1,088          1,377        2,310          2,742
                                                                                ---------      ---------      -------       --------
         Total interest expense.........................................            3,233          3,497        6,620          6,890
                                                                                ---------      ---------      -------       --------
Net interest income.....................................................            3,791          3,585        7,453          7,274
Provision for loan losses...............................................              225            450          450            893
                                                                                ---------      ---------      -------       --------
Net interest income after provision for loan losses.....................            3,566          3,135        7,003          6,381
                                                                                ---------      ---------      -------       --------
Non-interest income:
      Loan fees and service charges.....................................               75             83          167            189
      Income from sale of branches......................................                0            758          987          1,013
      Loss from sale of loans...........................................                0              0         (101)             0
      Other.............................................................              401            423          843            743
                                                                                ---------      ---------      -------       --------
         Total non-interest income......................................              476          1,264        1,896          1,945
                                                                                ---------      ---------      -------       --------
Non-interest expense:
      Salaries and employee benefits....................................            1,423          1,641        2,804          3,079
      Net occupancy expenses............................................              358            367          651            794
      Equipment.........................................................              314            370          639            669
      Other.............................................................            1,343          1,562        2,763          3,152
                                                                                ---------      ---------      -------       --------
         Total non-interest expense.....................................            3,438          3,940        6,857          7,694
                                                                                ---------      ---------      -------       --------
Income before income taxes..............................................              604            459        2,042            632
State and local income taxes............................................              115            178          388            202
                                                                                ---------      ---------      -------       --------
Net income..............................................................              489            281        1,654            430
Dividends applicable to preferred stock.................................               49             49           98             98
                                                                                ---------      ---------      -------       --------
Net income available to common stockholders.............................           $  440         $  232      $ 1,556        $   332
                                                                                =========      =========      =======       ========
Net income per common share-basic.......................................           $ 0.19         $ 0.10      $  0.68        $  0.15
                                                                                =========      =========      =======       ========
Net income per common share-diluted.....................................           $ 0.19         $ 0.10      $  0.66        $  0.15
                                                                                =========      =========      =======       ========

          See accompanying notes to consolidated financial statements.

                     CARVER BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                       SIX MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  --------------------------
                                                                                                    2001              2000
                                                                                                  --------           -------
Cash flows from operating activities:
Net income....................................................................                    $  1,654           $    430
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization of premises and equipment.......................                         569                451
Amortization of intangibles...................................................                         106                107
Other accretion and amortization..............................................                      (8,072)              (487)
Provision for loan losses.....................................................                         450                893
Gain on sale of branch........................................................                        (987)            (1,013)
Impairment of foreclosed real estate..........................................                          20                 --
Charge-off of branch improvements and related items, net......................                          --                221
Allocation of ESOP stock......................................................                          80                 86
(Increase) Decrease in accrued interest receivable, net.......................                        (608)                77
Increase in other assets......................................................                      (1,070)              (794)
Increase in other liabilities.................................................                         954                 87
                                                                                                  --------           --------
Net cash provided (used) by operating activities..............................                      (6,904)                58
                                                                                                  --------           --------
Cash flows from investing activities:
Purchases of securities available for sale....................................                     (54,847)           (86,538)
Proceeds from maturities of securities available for sale.....................                      75,000            111,895
Purchase of mortgage back security............................................                     (10,271)                --
Principal repayment of mortgage backed securities held to maturity............                       5,394              5,429
Sale of Federal Home Loan Bank of New York Stock..............................                           4                 --
Net increase in loans receivable..............................................                     (30,285)           (10,253)
Additions to premises and equipment...........................................                        (767)              (125)
Proceeds from sale of fixed assets............................................                         570                 --
Proceeds from sale of real estate owned.......................................                         429                 87
                                                                                                  --------           --------
Net cash provided by (used in) investing activities...........................                     (14,773)            20,495
                                                                                                  --------           --------
Cash flows from financing activities:
Cash paid to fund sale of deposits............................................                     (15,802)           (21,464)
Net increase in deposits......................................................                      58,571              7,784
Net decrease in securities sold under agreements to repurchase................                      (4,930)           (10,520)
Repayment of advances from Federal Home Loan Bank of New York.................                    (282,311)           (46,367)
Advances from Federal Home Loan Bank of New York..............................                     257,800             73,000
Increase (repayment) of other borrowed money..................................                         109                (91)
Purchase of treasury stock....................................................                         (99)                --
Dividends paid................................................................                         (98)               (84)
                                                                                                  --------           --------
Net cash provided by (used in) financing activities...........................                      13,240              2,258
                                                                                                  --------           --------
Net (decrease) increase in cash and equivalents...............................                      (8,437)            22,811
Cash and equivalents -- beginning..............................................                     31,758             22,202
                                                                                                  --------           --------
Cash and equivalents -- ending.................................................                   $ 23,321           $ 45,013
                                                                                                  ========           ========
Supplemental disclosure of cash flow information:
Cash paid for:
Interest......................................................................                    $  7,198           $  6,860
                                                                                                  ========           ========
Federal, state and city income taxes..........................................                    $     --           $     45
                                                                                                  ========           ========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2001 (the "2001 10-K"). The consolidated results of operations and other data for the three-months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002 ("fiscal 2002"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding"), and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.


(2)  NET INCOME PER COMMON SHARE


     Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month and six-month periods ended September 30, 2001 and 2000, preferred dividends of $49,000 and $98,000, respectively were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended September 30, 2001 and 2000 and the six-month period ended September 30, 2000, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are antidulitive, and therefore basic earnings per share was the same as fully diluted earnings per share.


(3)  TRANSFER OF INVESTMENT AND MORTGAGE-BACKED SECURITIES


     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." As permitted by SFAS No. 133, on April 1, 2001, Carver transferred investment securities and mortgage-backed securities with a book value of approximately $45.7 million from the classification of held to maturity to available for sale.


(4)   COMPREHENSIVE INCOME


     A reconciliation of net income to comprehensive income for the periods indicated follows.

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                              ----------------------         -----------------------
                                                2001           2000           2001             2000
                                              -------         ------         ------           ------
                                                  (In thousands)                (In thousands)
Net income..............................      $   489         $  281         $ 1,654           $ 430
Increase in unrealized gain on mortgage-
   backed and other securities
   available for sale, net of taxes.              630           --             1,445            --
                                              -------         ------         -------           -----
Comprehensive income....................      $ 1,119         $  281         $ 3,099           $ 430
                                              =======         ======         =======           =====

(5)  RECENT ACCOUNTING PRONOUNCEMENT

     In September 2000, the FASB issued SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on the Company's financial condition or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires the goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Holding Company has not recognized any impairment of unamortized goodwill.


(6)   RECLASSIFICATIONS


      Certain amounts in the consolidated financial statements presented for the prior period have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause the actual results to differ materially from these estimates. These factors include, without limitation, the Company's success in implementing its initiatives, including its new branch opening, its ability to achieve cost-savings associated with the Bank's branch closings, changes in general, economic and market, legislative and regulatory conditions and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company and the Bank assume no obligation to update these forward-looking statements to reflect the actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND MARCH 31, 2001

ASSETS

     At September 30, 2001, the Company's total assets were $441.4 million, an increase of $16.9 million, or 4.0%, from $424.5 million at March 31, 2001. The increase primarily reflects growth of $29.8 million in loans off-set by a decline in federal funds sold, investment securities and mortgage-backed securities of $13.8 million.

     Loans receivable (exclusive of the allowance for loan losses) amounted to $317.0 million at September 30, 2001 compared to $287.0 million at March 31, 2001. The net increase in loans receivable during the first half of fiscal year ending March 31, 2002 ("fiscal 2002") includes loan originations of $29.9 million and aggregate loan purchases of $45.2 million, including the purchase of a seasoned multi-family loan portfolio totaling $25.4 million during the latter part of the second quarter of fiscal 2002 consisting of loans on properties located in the New York metropolitan area. The increase in loans was partially offset by loan repayments during the period. During the first six months of the fiscal year ended March 31, 2001 ("fiscal 2001"), loan originations were $13.9 million and aggregate loan purchases were $17.1 million. The following table sets forth a summary of the Company's loans receivable, net, at the dates indicated (dollars in thousands).

                                                         AT SEPTEMBER 30, 2001       AT MARCH 31, 2001
                                                         ---------------------     --------------------
                                                         AMOUNT        PERCENT      AMOUNT      PERCENT
                                                         ------        -------      ------      -------
Real estate loans:
    One- to four-family......................           $151,901        47.79%     $157,582      54.64%
    Multi-family.............................             91,225        28.70%       83,620      29.00%
    Commercial real estate...................             66,326        20.87%       36,113      12.52%
Construction.................................              5,615         1.77%        7,101       2.46%
Consumer and business loans..................              2,791         0.87%        3,966       1.38%
                                                        --------       -------     --------     -------
Total gross loans ...........................            317,858       100.00%      288,382     100.00%
                                                                       =======                  =======
Add: Premium on loans........................              1,163                        705
Less:
     Loans in process........................             (1,279)                    (1,280)
     Deferred fees and loan discounts........               (711)                      (819)
                                                        ---------                  --------
Loans receivable.............................            317,031                    286,988
Allowance for loan losses....................             (3,842)                    (3,551)
                                                        --------                   --------
Loans receivable, net........................           $313,189                   $283,437
                                                        ========                   ========

     Total securities amounted to $82.4 million at September 30, 2001, down from $87.8 million at March 31, 2001. As of April 1, 2001, the Bank transferred $45.7 million of mortgage-backed and other securities from held to maturity to available for sale. An unrecognized gain of $1.8 million as of September 30, 2001 is included in the carrying value of the mortgage-backed and other securities available for sale as permitted by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The decrease in total securities, adjusted for the available for sale adjustment in mortgage-backed and other securities, primarily represent maturities and repayments that occurred during the first six months of the fiscal year, which exceeded purchases. The net funds received from these activities were used primarily to fund the increase in loans.

     During the quarter ended June 30, 2001, the Bank sold its automobile loan portfolio with a book value of $490,000 for $191,000 less than the carrying value. This portfolio was sold because of its high amount of delinquencies and losses, as well as the associated costs of servicing the portfolio. An amount equal to $90,000 (which represented the estimated inherent principal losses) was charged to the allowance for loan losses, while the remaining $101,000 (which represented other costs such as anticipated forgone interest and the cost to service the loans) was charged as a loss on the sale of loans on the Statements of Income.

LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities

     At September 30, 2001, total liabilities increased by $14.0 million, or 3.6%, to $406.4 million compared to $392.4 million at March 31, 2001. The increase in liabilities primarily reflects an increase of $42.0 million, or 15.0%, in deposits. The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands).

                                             BALANCE AT            PERCENTAGE          BALANCE AT          PERCENTAGE
                                            SEPTEMBER 30,           OF TOTAL            MARCH 31,           OF TOTAL
                                                2001                DEPOSITS              2001              DEPOSITS
                                            -------------          ----------          ----------          ----------
Savings and club accounts................     $124,069               38.60%             $132,645             47.47%
Money market savings accounts............       16,116                5.01%               15,718              5.63%
NOW and demand accounts..................       27,342                8.51%               26,166              9.36%
Certificates of deposit..................      153,905               47.88%              104,895             37.54%
                                              --------              -------             --------            -------
Total deposits...........................     $321,432              100.00%             $279,424            100.00%
                                              ========              =======             ========            =======

     The increase in deposits is primarily attributable to a deposit of $50 million from the State of New York, which was used in part to pay down higher cost borrowed funds, offset in part by a decrease in deposits due to the sale of the East New York branch during the three months ended June 30, 2001. The branch had $18.4 million in deposits at March 31, 2001. Excluding the branch sale and the New York State deposit, deposits would have increased by $10.4 million. The deposits sold were replaced in part by certificates of deposit.

     The increase in deposits was offset by a decrease of $29.3 million in borrowed funds, which totaled $76.2 million at September 30, 2001, compared to $105.6 million at March 31, 2001.

     Stockholders' Equity

     Stockholders' equity increased $3.0 million to $35.1 million at September 30, 2001, compared to $32.1 million at March 31, 2001. The increase in stockholders' equity was primarily attributable to retained earnings of $1.6 million, all of which relates to net income less preferred stock dividends for the six months ended September 30, 2001, and unrealized gains, net of taxes, of $1.4 million relating to the transfer of certain investment and mortgage-backed securities from the accounting classification of held to maturity to available for sale. Investment and mortgage-backed securities accounted for as held to maturity are carried at cost, while such securities designated as available for sale are carried at market with an adjustment to stockholders' equity, net of taxes.


LIQUIDITY AND CAPITAL RESOURCES


     The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals by depositors, loan funding commitments and other financial obligations and expenditures. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.


     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2001, cash and cash equivalents decreased by $8.4 million. Net cash used by operating activities was $6.9 million, representing primarily net income adjusted for depreciation and amortization, other accretion and amortization, the provision for loan losses, the net gain from the sale of deposits, and the net changes in other assets and liabilities. Net cash used in investing activities was $14.7 million, representing primarily the net cash provided by the maturity of securities and principal repayments of mortgage-backed securities held to maturity, offset in part by investment purchases and a net increase in loans. Net cash provided by financing activities was $13.2 million, representing primarily a net increase in deposits and borrowed funds, offset in part by cash paid to fund the sale of deposits.


     Until recently, banks were required by the Office of Thrift Supervision (the "OTS") regulations to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings. The minimum required liquidity ratio was 4.0%. At September 30, 2001, the Bank's liquidity ratio was 5.48%. The OTS has since eliminated this minimum requirement. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.


     The OTS, the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. At September 30, 2001, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at September 30, 2001. (dollars in thousands).


                                                AMOUNT              % OF ASSETS
                                                ------              -----------

Total capital (to risk-weighted assets):
Capital level............................      $ 36,634                   15.85%
Less requirement.........................        18,496                    8.00
                                               --------           -------------
Excess...................................      $ 18,138                    7.85%
                                               ========           =============

Tier 1 capital (to risk-weighted assets):
Capital level............................      $ 33,732                   14.59%
Less requirement.........................         9,248                    4.00
                                               --------           -------------
Excess...................................      $ 24,484                   10.59%
                                               ========           =============

Tier 1 leverage capital (to adjusted
    assets):
Capital level............................      $ 33,732                    7.65%
Less requirement.........................        17,645                    4.00
                                               --------           -------------
Excess...................................      $ 16,087                    3.65%
                                               ========           =============

ASSET QUALITY


     At September 30, 2001, non-performing loans totaled $2.3 million, or 0.71% of loans receivable, compared to non-performing loans of $2.5 million, or 0.88% of loans receivable, at March 31, 2001. At September 30, 2001, the allowance for loan losses was $3.8 million, compared to $3.6 million at March 31, 2001. At September 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 170.2%, compared to 141.0% at March 31, 2001. At September 30, 2001, the ratio of the allowance for loan losses to loans receivable was 1.21%, compared to 1.24% at March 31, 2001.


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


     The following tables set forth, for the periods indicated, certain information relating to Carver's average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin. They reflect the average yield on assets and the average cost of liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees which are considered adjustments to yields.

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------------------------
                                                                   2001                                     2000
                                                     -------------------------------------------------------------------------------
                                                     AVERAGE                 ANNUALIZED       AVERAGE                  ANNUALIZED
                                                     BALANCE   INTEREST    AVG. YIELD/COST    BALANCE    INTEREST    AVG. YIELD/COST
                                                     -------   --------    ---------------    -------    --------    ---------------
                                                                                (Dollars in thousands)

ASSETS
INTEREST EARNING ASSETS
   Loans receivable (1)........................     $299,943    $ 5,660         7.55%        $276,599     $ 5,275        7.63%
   Investment securities (2)...................       32,262        608         7.54           40,970         774        7.56
   Mortgage-backed securities..................       43,651        631         5.78           50,208         763        6.09
   Federal funds sold..........................       15,854        125         3.15           18,925         270        5.69
                                                    --------    -------       -------        --------      ------        -----
        Total interest earning assets..........      391,710      7,024         7.17%         386,702       7,082        7.33%
                                                    --------    -------                                    ------        -----
   Non-interest earning assets.................       23,027                                   28,299
                                                    --------                                 --------
        Total Assets...........................     $414,737                                 $415,001
                                                    ========                                 ========
LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
   DDA.........................................     $  7,012    $     0            0%        $ 11,844      $    0           0%
   NOW.........................................       21,252         74         1.40           16,269          65        1.60
   Savings and clubs...........................      124,645        639         2.05          140,981         796        2.26
   Money market accounts.......................       16,250         88         2.18           18,478         102        2.21
   Certificates of deposit.....................      121,265      1,344         4.43           90,779       1,157        5.10
                                                    --------    -------       -------        --------      ------        -----
        Total Deposits.........................      290,424      2,145         2.95          278,351       2,120        3.05
Borrowed money.................................       83,247      1,088         5.23           97,555       1,377        5.64
                                                    --------    -------       -------        --------      ------        -----
Total deposits and interest-bearing liabilities      373,671      3,233         3.46%         375,906       3,497        3.72%
                                                                -------                                    ------
Non-interest-bearing liabilities...............        7,231                                    6,346
                                                    --------                                 --------
Total liabilities..............................      380,902                                  382,252
Stockholders' equity...........................       33,835                                   32,749
                                                    --------                                 --------
Total liabilities and stockholders' equity.....     $414,737                                 $415,001
                                                    ========                                 ========
Net interest income............................                 $ 3,791                                  $ 3,585
                                                                =======                                  =======
Interest rate spread...........................                                 3.71%                                   3.61%
                                                                               ======                                   =====
Net interest margin............................                                 3.87%                                   3.71%
                                                                               ======                                   =====
Ratio of average interest earning assets to
deposits and interest-bearing liabilities......                                 1.05x                                   1.03x
                                                                               ======                                   =====

_____________
(1)  Includes non-accrual loans.
(2)  Includes FHLB stock.

                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------------------------------
                                                                      2001                                      2000
                                                 ----------------------------------------  ----------------------------------------
                                                   AVERAGE                  ANNUALIZED      AVERAGE                  ANNUALIZED
                                                   BALANCE     INTEREST   AVG. YIELD/COST   BALANCE     INTEREST  AVG. YIELD/COST
                                                 ----------    --------   ---------------   -------     --------  ---------------
                                                                                    (DOLLARS IN THOUSANDS)

Assets
Interest Earning Assets
Loans receivable (1)...........................    $ 288,855     $11,145        7.72%     $ 277,001     $ 10,573        7.63%
Investment securities (2)......................       38,975       1,290        6.62         43,474        1,525        7.02
Mortgage-backed securities.....................       42,599       1,297        6.09         51,763        1,587        6.14
Federal funds sold.............................       17,958         341        3.80         16,275          479        5.87
                                                   ---------     -------        -----     ---------      -------        -----
Total interest earning assets..................      388,387      14,073        7.25%       388,513       14,164        7.29%
                                                                 -------                                 -------
Non-interest earning assets....................       23,673                                 28,376
                                                   ---------                              ---------
Total assets...................................    $ 412,060                              $ 416,889
                                                   =========                              =========

LIABILITIES

INTEREST BEARING LIABILITIES
Deposits
DDA............................................      $ 7,512     $     0           0%      $ 12,086     $      0           0%
NOW............................................       20,718         133        1.29         17,076          141        1.65
Savings and clubs..............................      128,332       1,336        2.08        142,799        1,629        2.28
Money market accounts..........................       16,333         173        2.12         18,924          225        2.38
Certificates of Deposit........................      114,237       2,668        4.67         88,901        2,153        4.84
Total Deposits.................................      287,132       4,310        3.00        279,786        4,148        2.97
Borrowed money.................................       84,275       2,310        5.48         97,697        2,742        5.61
                                                      ------       -----        ----         ------        -----        ----
Total deposits and interest-bearing liabilities      371,407       6,620        3.57%       377,483        6,890        3.65%
                                                   ---------       -----                                   -----
Non-interest-bearing liabilities...............        7,564                                  6,646
                                                   ---------                              ---------
Total liabilities..............................      378,971                                384,129
Stockholders' equity...........................       33,089                                 32,760
                                                   ---------                              ---------
Total liabilities and stockholders' equity.....    $ 412,060                              $ 416,889
                                                   =========                              =========
Net interest income............................                  $ 7,453                                 $ 7,274
                                                                 =======                                 =======
Interest rate spread...........................                                 3.68%                                   3.64%
                                                                                =====                                   =====
Net interest margin............................                                 3.84%                                   3.74%
                                                                                =====                                   =====
Ratio of average interest earning assets to
 deposits and interest-bearing liabilities.....                                 1.05x                                   1.03x
                                                                                =====                                   =====

(1) Includes non-accrual loans.
(2) Includes FHLB stock.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


GENERAL


     For the second quarter of fiscal 2002, the Company reported net income of $440,000 available to common stockholders, or $0.19 per diluted common share, compared to $232,000, or $0.10 per diluted common share, for the same period last year. For each period the Company applied a tax loss carryforward resulting from prior period losses and therefore no federal taxes have been applied to earnings for each period.


     The Company reported income of $604,000 before income taxes for the second quarter of fiscal 2002, compared to a net loss of $299,000 before income taxes for the comparable prior year period, excluding the gain of $758,000 from the
sale of the Bank's Chelsea branch.   The sale of this and other branches was
part of the Bank's restructuring plan, which included the sale of non-strategic branches.


     The growth in income for the fiscal 2002 period, as compared to the prior year period, was achieved as a result of greater operating efficiencies that the Company generated in the quarter and its continued growth of loan originations. The Company's results were also enhanced by the favorable interest rate environment.


INTEREST INCOME


     Interest income of $7.0 million for the three months ended September 30, 2001 was substantially unchanged from the same period last year. The yield on average interest-earning assets was 7.17% for the second quarter of fiscal 2002, compared to 7.33% for the prior year period. The yield for fiscal 2002 benefited from the continuation of the Company's strategy to increase the aggregate percentage of multifamily and commercial real estate loans receivable (which generally have higher yields than one-to four family residential loans) to total loans receivable, as well as from lower levels of mortgage-backed securities (which generally yield below that recognized in the loan portfolio). However such benefits were offset by the effects of a declining interest rate environment during the second quarter of fiscal 2002 compared to the prior year period which impacted interest income as described below.


     Interest income on loans receivable increased by $385,000, or 7.3%, to $5.7 million for the three months ended September 30, 2001, compared to $5.3 million for the comparable prior year period. The increase primarily reflected an improvement in the average balance of loans to $299.9 million for the three months ended September 30, 2001, compared to $276.6 million for the three months ended September 30, 2000. The increase in the average balance of loans receivable resulted primarily from the origination and purchase of loans which were somewhat offset by repayments.


     Interest income on investment securities decreased by $166,000, or 21.5%, to $608,000 for the three months ended September 30, 2001, compared to $774,000 for the prior year period. The decrease was primarily due to the decline in the average balance of investment securities.


     Interest income on mortgage-backed securities decreased by $132,000, or 17.3%, to $631,000 for the three months ended September 30, 2001, compared to $763,000 for the prior year period. The decrease was primarily due to the decline in average balances of mortgage-backed securities due to accelerated prepayments.


     Interest income on federal funds sold decreased by $145,000, or 53.5%, to $125,000 for the three months ended September 30, 2001 compared to $269,000 for the prior year period. The lower interest income for the three months ended September 30, 2001 resulted primarily from a lower level of average balances, coupled with a decrease in average return to 3.15% from 5.69% for the prior year period.


INTEREST EXPENSE


     Interest expense of $3.2 million for the three months ended September 30, 2001 decreased $264,000, or 7.5%, compared to $3.5 million for the same period last year. The decrease in interest expense was due primarily to a decline in the average cost of deposits and interest-bearing liabilities to 3.46% for the three months ended

September 30, 2001 from 3.72% for the same period last year. This decline reflects the lower interest rate environment in fiscal 2002.

     Interest expense on interest-bearing deposits of $2.1 million for the three months ended September 30, 2001 was substantially unchanged from the same period last year. The increase in the average balance of deposits to $290.4 million from $278.4 million was offset by a decline in the rate paid on interest-bearing deposits to 2.95% from 3.05%. A decline in the average balance of comparatively low cost deposits (demand deposits, NOW accounts, money market accounts, and saving and club accounts) was offset by an increase in the average balance of comparatively higher cost certificates of deposit which was used to partially fund loan originations and loan purchases. The decline in the balance of low cost deposits was primarily the result of the sale of deposits in the sale of non-strategic branches.

     Interest expense on borrowed money decreased $287,000, or 20.9%, to $1.1 million for the three months ended September 30, 2001, compared to $1.4 million for the prior year period. This decrease in interest expense was primarily due to a decline in the average balance of borrowed money to $83.2 million from $97.6 million, coupled with a decline in the rate paid for these funds to 5.23% from 5.64%.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

     Net interest income before the provision for loan losses amounted to $3.8 million for the three months ended September 30, 2001, an increase of $206,000, or 5.8%. While net interest income benefited from a general interest rate decline, this benefit was partially offset by a accelerated prepayments of mortgagebacked securities and the sale of lower cost deposits in non-strategic branches which were replaced by comparatively higher cost certificates of deposit. Net interest margin grew to 3.87% for the second quarter of fiscal 2002 from 3.71% for the second quarter of fiscal 2001. The Company's annualized interest rate spread increased by ten basis points to 3.71% for the three months ended September 30, 2001 compared to the prior year period.

PROVISION FOR LOAN LOSSES

     The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses, amounted to $225,000 for the three months ended September 30, 2001, compared to $450,000
for the same period last year.   The 50.0% decrease in the provision for loan
losses is primarily attributable to a reduction in charge-offs. During the second quarter of fiscal 2002, Carver recorded net recoveries of $5,000 compared to net loan charge-offs of $224,000 for the same period last year.

NON-INTEREST INCOME

     Non-interest income was $476,000 for the three-month period ended September 30, 2001, substantially unchanged from the same period last year, excluding non-recurring gains and losses. The three months ended September 30, 2000 included a non-recurring gain of $758,000 relating to the sale of the Chelsea branch. Excluding the non-recurring gain, non-interest income represented 11.2% of total revenue (net interest income plus non-interest income, excluding the non-recurring gains) for the second quarter of fiscal 2002, compared with 12.4% for the prior year period.

NON-INTEREST EXPENSE

     Non-interest expense decreased $502,000, or 12.7%, to $3.4 million for the quarter ended September 30, 2001, compared to $3.9 million for the same period last year. The decrease in non-interest expense is primarily attributable to efficiencies from the Company's management and branch restructuring and reduced professional fees and lower FDIC premium.

INCOME TAX EXPENSE

     For each period presented, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes have been applied to income for the three-month period ended September 30, 2001 nor the comparable prior year period. The taxes of $115,000 and $178,000 for the three-months ended September 30, 2001, and 2000, respectively, represent New York State and New York City income taxes only.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

     While net interest income benefited from a general interest rate decline, this benefit was partially offset by accelerated prepayments of mortgage-backed securities and the sale of lower cost deposits in non-strategic branches, which were replaced by comparatively higher costs and Certificates of Deposit.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

     For the six months ended September 30, 2001 the Company reported net income of $1.6 million available to common stockholders, or $0.66 per diluted common share, compared to $332,000, or $0.15 per diluted common share, for the corresponding period last year. For each period the Company applied a tax loss carryforward resulting from prior period losses and therefore no federal taxes have been applied to earnings for either period. Net income for the six-month period ended September 30, 2001 includes non-recurring income of approximately $1.0 million, which represents the net gain realized on the sale of the Bank's East New York branch and a loss of $101,000 on the sale of automobile loans. The comparable prior year period included realized gains on the sale of the Bank's Roosevelt and Chelsea branches of approximately $1.0 million. Excluding the non-recurring income, the Company would have recorded a pre-tax loss of approximately $381,000 for the six-month period ended September 30, 2000, compared to a pre-tax profit of $1.2 million for the six months ended September 30, 2001.

INTEREST INCOME

     Interest income of $14.1 million for the six-month period ended September 30, 2001 was substantially unchanged compared to the prior year period. The yield on average interest-earning assets was 7.25% for the first six months of fiscal 2002 compared to 7.29% for the first six months of fiscal 2001.

     Interest income on loans receivable increased by $572,000, or 5.41%, to $11.1 million for the six months ended September 30, 2001, compared to $10.6 million for the prior year period. The increase reflected an $11.9 million, or 4.3%, increase in the average balance of loans receivable to $288.9 million for the six months ended September 30, 2001, compared to $277.0 million for the six months ended September 30, 2000. The increase in the average balance of loans receivable resulted primarily from the origination and purchase of loans.

     Interest income on investment securities decreased by $235,000, or 15.4%, to $1.3 million for the six months ended September 30, 2001, compared to $1.5 million for the prior year period. The decrease was primarily due to the decline in the yield to 6.62% for the six months ended September 30, 2001 from 7.02% for the prior year period, combined with a decline in the average balance of investment securities to $39.0 million for the six months ended September 30, 2001 from $43.5 million in the prior year period. The decrease in the average balance of investment securities was primarily attributable to the reallocation of funds from maturing investment securities to the origination and purchase of loans.

     Interest income on mortgage-backed securities decreased by $290,000, or 18.3%, to $1.3 million for the six months ended September 30, 2001, compared to $1.6 million for the prior year period. The decrease was primarily due to the decline in average balances of mortgage-backed securities to $42.6 million from $51.8 million for the prior year period due to accelerated prepayments of mortgage-backed securities as a result of the lower interest rate environment in fiscal 2002. The Bank reallocated the funds from such principal and interest prepayments on mortgage-backed securities to the origination and purchase of loans.

     Interest income on federal funds sold decreased by $138,000, or 28.8%, to $341,000 for the six months ended September 30, 2001, compared to $479,000 for the prior year period. The decrease primarily reflected a decline in the yield to 3.80% for the six months ended September 30, 2001, compared to 5.87% million for the prior year period.

INTEREST EXPENSE

     Interest expense decreased $270,000, or 3.9%, to $6.6 million for the six months ended September 30, 2001, compared to $6.9 million for the prior year period. The decrease in interest expense was due primarily to an eight basis point decline in the annualized cost of deposits and interest-bearing liabilities to 3.57%, compared to 3.65% for the same period last year, coupled with a decline in the average balance of deposits and interest-bearing liabilities to $371.4 million from $377.5 million.

     Interest expense on interest-bearing deposits increased $162,000, or 3.9%, to $4.3 million for the six months ended September 30, 2001, compared to $4.1 million for the prior year period. Although the Company benefited from the lower interest rate environment in terms of lower rates on interest-bearing deposits, interest expense on interest-bearing deposits increased primarily due to an increase in the average balance of interest-bearing deposits to $287.1 million for the first six months of fiscal 2002 from $279.8 million in the prior year period. The decline in the average balance of comparatively low cost deposits (demand deposits, NOW accounts, money market accounts and savings and club accounts) was offset by an increase in the average balance of comparatively higher cost certificates of deposit. The average balance of certificates of deposit was $114.3 million, or 39.8% of average total deposits for the first six months of fiscal 2002, up from $88.9 million, or 31.8% of average total deposits, for the first six months of fiscal 2001.

     Interest expense on borrowed money decreased $432,000, or 15.6%, for the six months ended September 30, 2001, compared to the prior year period. The decrease in interest expense was due to a decline in the average balance of borrowed money to $84.3 million from $97.7 million and a decrease in the rate paid for these funds to 5.48% from 5.61%.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

     Net interest income before provision for loan losses amounted to $7.5 million for the six months ended September 30, 2001, an increase of $179,000, or 2.5%, compared to $7.3 million for the comparable prior year period. While net interest income benefited from a general interest rate decline, this benefit was partially offset by accelerated prepayments of mortgage-backed securities and the sale of lower cost deposits in non-strategic branches, which were replaced by comparatively higher costs and certificates of deposit. The annualized net interest margin improved by ten basis points to 3.84% for the six months ended September 30, 2001 compared to the prior year period, while the Company's annualized interest rate spread increased by four basis points to 3.68%

PROVISION FOR LOAN LOSSES

     The provision for loan losses amounted to $450,000 for the six-month period ended September 30, 2001 compared to $894,000 for the same period last year. The primary reasons for the 50% decrease in the provision was the reduction in net charge-offs to $158,000 for the six months ended September 30, 2001, compared to $614,000 for the same period last year.

NON-INTEREST INCOME

     Non-interest income (excluding non-recurring gains and losses) was $1.0 million for the six-month period ended September 30, 2001, substantially unchanged from the same period last year. The six months ended September 30, 2001 included a gain of $987,000 relating to the sale of the East New York branch offset in part by a loss of $101,000 on the sale of the automobile loan portfolio. The six months ended September 30, 2000 included branch sale gains of $1.0 million. Excluding non-recurring gains and losses, non-interest income represented 11.9% of total revenues for the six-month periods ended September 30, 2001, compared to 11.4% for the same period last year.

NON-INTEREST EXPENSE

     Non-interest expense decreased $837,000, or 10.9%, to $6.9 million for the six-month period ended September 30, 2001 compared to $7.7 million for the same period last year. The decrease in non-interest expense is primarily attributable to efficiencies from the Company's management and branch restructuring and reduced professional fees and lower FDIC premium.

INCOME TAX EXPENSE

     For each period presented, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes have been applied to income for the six-month period ended September 30, 2001 nor the comparable prior year period. The taxes of $388,000 and $202,000 for the six-month periods ended September 30, 2001 and 2000, respectively, represent New York State and New York City income taxes only.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosure about market risk is presented at March 31, 2001 in the Company's Annual Report of Form 10-K (the "2001 10-K"), as filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at September 30, 2001 compared to March 31, 2001.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Disclosure regarding legal proceedings that the Company is a party to is presented on Carver's 2001 10-K, as filed with the SEC. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2001 10-K.

     Carver remains a defendant in the district court for the District of Columbia in an action by Ralph Williams against the National Credit Union Administration ("NCUA") and several other banks (Carver and such banks, the "Bank Defendants") alleging that the NCUA acted improperly when it placed Northwestern Conference Federal Credit Union ("Northwestern"), of which Williams was a former board member, into conservatorship and subsequent liquidation. While the bulk of plaintiff Williams' complaints relate to the action of the NCUA board, Williams alleges that the Bank Defendants "collaborated with the NCUA Board" in violating unspecified constitutional and
privacy rights.   Plaintiff Janice Pressley, former treasurer of Northwestern, later filed a pro se action (the "Pressley action") against the same defendants alleging substantially similar complaints. The Bank Defendants have moved to
dismiss both complaints.   On September 20, 2001, the court granted the motion
to dismiss the Pressley Action.

     Certain other claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Company in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                 CARVER BANCORP, INC.


Date: November 14, 2001          /s/ Deborah C. Wright
                                 -------------------------------------------
                                 Deborah C. Wright
                                 President and Chief Executive Officer


Date: November 14, 2001          /s/ William Schult
                                 -------------------------------------------
                                 William Schult
                                 Vice President, Controller and Acting Chief
                                 Financial Officer
