Form 10-Q
period 2001-12-31
CARVER BANCORP INC
filed 2002-02-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001





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

                                  Yes X   No
                                     ---    ---


COMMON STOCK, PAR VALUE $0.01                               2,296,286
-----------------------------                               ---------
            Class                                Outstanding at February 1, 2002

                                    CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           December 31, 2001 (unaudited) and March 31, 2001.......................................1

                           Consolidated Statements of Operations for the Three Months and Nine
                           Months Ended December 31, 2001 and 2000 (unaudited)....................................2

                           Consolidated Statement of Changes in Stockholders' Equity for the Nine Months
                           Ended December 31, 2001 (unaudited)....................................................3

                           Consolidated Statements of Cash Flows for the Nine Months
                           Ended December 31, 2001 and 2000 (unaudited)...........................................4

                           Notes to Consolidated Financial Statements.............................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings..............................................................................17

         Item 2.  Changes in Securities and Proceeds.............................................................18

         Item 3.  Defaults upon Senior Securities................................................................18

         Item 4.  Submission of Matters to a Vote of Security Holders............................................18

         Item 5.  Other Information..............................................................................18

         Item 6.  Exhibits and Reports on Form 8-K...............................................................18

SIGNATURES.......................................................................................................19

EXHIBITS.........................................................................................................20

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    December 31,         March 31,
                                                                                       2001                2001
                                                                                       ----                ----
                                                                                    (Unaudited)
ASSETS
Cash and due from banks.........................................................       $16,393            $8,058
Federal funds sold..............................................................         5,000            23,700
                                                                                   --------------------------------
     Total cash and cash equivalents............................................        21,393            31,758
                                                                                   --------------------------------
Investment securities available-for-sale, net (including pledged as collateral
      of $29,632 at December 31,2001)...........................................        31,559            19,926
Investment securities held-to-maturity, net (including pledged as collateral
      of $14,330 at March 31, 2001).............................................            --            24,996
Mortgage-backed securities available-for-sale, net (including pledged as
     collateral of $50,817 at December 31, 2001)................................        51,769                --
Mortgage-backed securities held-to-maturity, net (including pledged as collateral of $17,179 at December 31, 2001, and $12,068 at March 31,
      2001).....................................................................        17,286            42,866
Loans receivable................................................................       309,861           286,988
       Less allowance for loan losses...........................................        (3,964)           (3,551)
                                                                                   --------------------------------
       Loans receivable, net....................................................       305,897           283,437
                                                                                   --------------------------------
Property and equipment, net.....................................................        10,376            10,421
Federal Home Loan Bank of New York stock, at cost...............................         5,751             5,755
Accrued interest receivable.....................................................         2,869             2,541
Intangible assets, net..........................................................           444               603
Other assets....................................................................         2,120             2,197
                                                                                   --------------------------------
Total assets....................................................................      $449,464          $424,500
                                                                                   ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits........................................................................      $325,890          $279,424
Advances from Federal Home Loan Bank of New York................................        78,267           100,299
Securities sold under agreement to repurchase...................................            --             4,930
Other borrowed money............................................................           435               371
Other liabilities...............................................................         9,501             7,380
                                                                                   --------------------------------
       Total liabilities........................................................       414,093           392,404
                                                                                   --------------------------------

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized;
       100,000 shares issued and outstanding....................................             1                 1
Common stock, $0.01 par value per share; 5,000,000 shares authorized;
       2,314,275 shares issued; 2,296,286 and 2,306,286 shares issued and
       outstanding at December 31, 2001 and March 31, 2001, respectively........            23                23
Additional paid-in capital......................................................        23,756            23,769
Retained earnings...............................................................        11,966             8,793
Treasury stock, at cost (17,989 and 7,989 shares at December 31, 2001 and
       March 31, 2001, respectively)............................................          (160)              (61)
Common stock acquired by Employee Stock Ownership Plan..........................          (197)             (334)
Common stock acquired by Management Recognition Plan............................           (95)              (95)
Unrecognized gain on mortgage-backed and other securities
       available-for-sale, net of taxes.........................................            77                --
                                                                                   --------------------------------
      Total stockholders' equity................................................        35,371            32,096
                                                                                   --------------------------------
Total liabilities and stockholders' equity......................................      $449,464          $424,500
                                                                                   ================================

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      Three Months Ended        Nine Months Ended
                                                                                         December 31,              December 31,
                                                                                      --------------------------------------------
                                                                                      2001          2000        2001         2000
                                                                                      --------------------------------------------
Interest Income:
       Loans....................................................................      $5,801       $5,416     $16,946      $15,990
       Mortgage-backed securities...............................................         678          760       1,975        2,347
       Investment securities....................................................         635          668       1,925        2,193
       Federal funds sold.......................................................          48          353         389          831
                                                                                      --------------------------------------------
          Total interest income.................................................       7,162        7,197      21,235       21,361
                                                                                      --------------------------------------------
Interest expense:
       Deposits.................................................................       2,112        2,144       6,422        6,292
       Advances and other borrowed money........................................         847        1,601       3,157        4,343
                                                                                      --------------------------------------------
          Total interest expense................................................       2,959        3,745       9,579       10,635
                                                                                      --------------------------------------------

Net interest income.............................................................       4,203        3,452      11,656       10,726
Provision for loan losses.......................................................         225          450         675        1,343
                                                                                      --------------------------------------------
Net interest income after provision for loan losses.............................       3,978        3,002      10,981        9,383
                                                                                      --------------------------------------------

Non-interest income:
       Loan fees and service charges............................................          84           69         251          258
       Gain on sale of investment securities....................................       1,399            0       1,399            0
       Income from sale of branches.............................................           0            0         987        1,013
       Loss from sale of loans..................................................           0            0        (101)           0
       Other....................................................................         493          429       1,336        1,172
                                                                                      --------------------------------------------
          Total non-interest income.............................................       1,976          498       3,872        2,443
                                                                                      --------------------------------------------

Non-interest expense:
       Salaries and employee benefits...........................................       1,837        1,528       4,641        4,607
       Net occupancy expenses...................................................         310          340         961        1,134
       Equipment................................................................         345          304         984          973
       Other....................................................................       1,344        1,770       4,107        4,922
                                                                                      --------------------------------------------
          Total non-interest expense............................................       3,836        3,942      10,693       11,636
                                                                                      --------------------------------------------

Income (loss) before income taxes...............................................       2,118         (442)      4,160          190
Income taxes/(benefits).........................................................         402          (45)        790          157
                                                                                      --------------------------------------------
Net income (loss)...............................................................       1,716         (397)      3,370           33
Dividends applicable to preferred stock.........................................          49           49         148          148
                                                                                      --------------------------------------------
Net income (loss) available to common stockholders..............................      $1,667        $(446)     $3,222        $(115)
                                                                                      ============================================
Net income (loss) per common share-basic........................................       $0.73       $(0.20)      $1.41       $(0.05)
                                                                                      ============================================

Net income (loss) per common share-diluted..................................           $0.69       $(0.20)      $1.35       $(0.05)
                                                                                      ============================================

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                              COMMON       COMMON
                                          ADDITIONAL                          UNRECOGNIZED    STOCK        STOCK         TOTAL
                     PREFFERED   COMMON     PAID-IN     RETAINED   TREASURY    INVESTMENT    ACQUIRED    ACQUIRED BY  STOCKHOLDERS'
                       STOCK      STOCK     CAPITAL     EARNINGS     STOCK        GAIN        BY ESOP        MRP         EQUITY
                       -----      -----     -------     --------     -----        ----        -------        ---         ------
Balance - March
   31, 2001........       $1       $23     $23,769      $8,793       $(61)          --        $(334)         $(95)     $32,096
Net income for the
   period ended
   December 31,
   2001............       --        --          --       3,370         --           --           --            --        3,370
Dividends paid.....       --        --          --        (197)        --           --           --            --         (197)
Treasury stock
   activity........       --        --          --          --        (99)          --           --            --          (99)
Allocation of ESOP
   Stock...........       --        --         (13)         --         --           --          137            --          124
Increase in
   unrecognized gain
   on securities,
   net of taxes.....      --        --          --          --         --           77           --            --           77
                     -------   -------     -------     -------    -------      -------      -------       -------      -------
Balance - December
   31, 2001........       $1       $23     $23,756     $11,966      $(160)         $77        $(197)         $(95)     $35,371
                     =======   =======     =======     =======    =======      =======      =======       =======      =======

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                          --------------------------
                                                                             2001            2000
                                                                          ------------- ------------
Cash flows from operating activities:
Net income.............................................................   $  3,370         $    33
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization of premises and equipment................        867             851
Amortization of intangibles............................................        159             160
Accretion and amortization relating to loans and securities............       (229)           (330)
Provision for loan losses..............................................        675           1,343
Gain on sale of branch.................................................       (987)         (1,013)
Gain on sale of securities.............................................     (1,399)             --
Impairment of foreclosed real estate...................................         20              90
Charge-off of branch improvements and related items, net...............         --             222
Net gain on foreclosed real estate.....................................        (77)            (24)
Allocation of ESOP stock...............................................        124             126
(Increase) decrease in accrued interest receivable, net................       (328)            441
(Decrease) increase in other assets....................................       (399)            551
Increase in other liabilities..........................................      2,103             465
                                                                          --------         -------
Net cash provided by operating activities..............................      3,899           2,915
                                                                          --------         -------

Cash flows from investing activities:
Purchases of securities available-for-sale.............................    (92,922)       (126,388)
Proceeds from maturities and sale of securities available-for-sale.....    107,675         131,909
Purchase of mortgage-backed securities.................................    (34,035)             --
Principal repayment of mortgage-backed securities held-to-maturity.....      8,336           7,024
Sale of Federal Home Loan Bank of New York stock.......................          4              --
Net increase in loans receivable.......................................    (23,292)         (4,401)
Additions to premises and equipment....................................     (1,166)           (497)
Proceeds from sale of fixed assets.....................................        570              --
Proceeds from sale of real estate owned................................        533             353
                                                                          --------         -------
Net cash provided by (used in) investing activities....................    (34,297)          8,000
                                                                          --------         -------

Cash flows from financing activities:
Cash paid to fund sale of deposits.....................................    (15,802)        (21,464)
Net increase in deposits...............................................     63,029          14,455
Net decrease in securities sold under agreements to repurchase.........     (4,930)        (26,407)
Repayment of advances from Federal Home Loan Bank of New York..........   (313,316)        (69,374)
Advances from Federal Home Loan Bank of New York.......................    291,284         105,000
Increase (repayment) of other borrowed money...........................         64            (137)
Purchase of treasury stock.............................................        (99)             --
Purchase of shares for Management Recognition Plan.....................         --            (121)
Dividends paid.........................................................       (197)           (183)
                                                                          --------         -------
Net cash provided by financing activities..............................     20,033           1,769
                                                                          --------         -------
Net increase (decrease) in cash and equivalents........................    (10,365)         12,684
Cash and equivalents - beginning.......................................     31,758          22,202
                                                                          --------         -------

Cash and equivalents - ending..........................................   $ 21,393        $ 34,886
                                                                          ========         =======

Supplemental disclosure of cash flow information: Cash paid for:
Interest...............................................................   $ 10,194        $ 10,245
                                                                          ========         =======
Federal, state and city income taxes...................................   $    290        $    197
                                                                          ========         =======
See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2001 (the "2001 10-K"). The consolidated results of operations and other data for the three-months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002 ("fiscal 2002"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding"), and the Bank's wholly owned subsidiaries, C.F.S.B. Realty Corp. and C.F.S.B. Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

(2)      NET INCOME (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share include any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month and nine-month periods ended December 31, 2001 and 2000, preferred dividends of $49,000 and $148,000, respectively were deducted from net income (loss) to arrive at the amount of net income (loss) available to common stockholders. Additionally, for both the three-month and nine-month periods ended December 31, 2000, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are antidilutive, and therefore basic income (loss) per share was the same as fully diluted income (loss) per share.

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

(4)      COMPREHENSIVE INCOME

         A reconciliation of net income/(loss) to comprehensive income/(loss) for the periods indicated follows (in thousands).

                                                    Three Months Ended                       Nine Months Ended
                                                       December 31,                            December 31,
                                            --------------------------------------  ---------------------------------

                                                   2001                 2000               2001             2000
                                            ----------------     -----------------  ---------------  ----------------
Net income (loss) ......................      $      1,716         $        (397)     $     3,370      $         33
Increase (decrease) in unrealized gain
   on mortgage-backed and other
   securities available-for-sale,
   net of taxes.........................            (1,368)                    --              77                --
                                            --------------       ----------------   -------------    --------------
Comprehensive income (loss).............      $        348         $         (397)    $     3,447      $         33
                                            ==============       ================   =============    ==============

(5)      RECENT ACCOUNTING PRONOUNCEMENT

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
- a replacement of SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS No. 140 are effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS No. 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Holding Company has not recognized any impairment of unamortized goodwill.

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND MARCH 31, 2001

ASSETS

         At December 31, 2001, the Company's total assets were $449.5 million, an increase of $25.0 million, or 5.9%, from $424.5 million at March 31, 2001. The increase primarily reflects growth of $22.5 million in net loans receivable and an increase of $12.8 million in investment and mortgage-backed securities offset by a decline in federal funds sold of $18.7 million.

         Loans receivable (exclusive of the allowance for loan losses) amounted to $309.9 million at December 31, 2001 compared to $287.0 million at March 31, 2001, an increase of $22.9 million, or 8.0%. The net increase in loans receivable during the first nine-months of the fiscal year ending March 31, 2002 ("fiscal 2002") includes loan originations of $46.2 million and aggregate loan purchases of $45.2 million, including the purchase of a seasoned multifamily loan portfolio totaling $25.4 million during the latter part of the second quarter of fiscal 2002 consisting of loans on properties located in the New York metropolitan area. The increase in loans was partially offset by loan repayments during the period. During the first nine months of the fiscal year ended March 31, 2001 ("fiscal 2001"), loan originations were $20.1 million and aggregate loan purchases were $17.1 million. The following table sets forth a summary of the Company's net loans receivable at the dates indicated (dollars in thousands).

                                                         At December 31, 2001              At March 31, 2001
                                                         --------------------              -----------------
                                                        Amount         Percent           Amount         Percent
                                                        ------         -------           ------         -------
Real estate loans:
     One- to four-family............................  $ 135,997        43.93%          $ 157,582         54.89%
     Commercial real estate, including multifamily..    161,085        52.04             119,733         41.71
Construction loans..................................      9,903         3.20               5,821          2.02
Consumer and business loans.........................      2,558         0.83               3,966          1.38
                                                      ---------       ------           ---------        ------
Total gross loans....................................   309,543       100.00%            287,102        100.00%
                                                                      ======                            ======

Add: Premium on loans...........................          1,031                              705
Less:
     Deferred fees and loan discounts...............       (713)                            (819)
                                                      ---------                        ---------
Loans receivable....................................    309,861                          286,988
Allowance for loan losses...........................     (3,964)                          (3,551)
                                                      ---------                        ---------
Loans receivable, net..............................   $ 305,897                        $ 283,437
                                                      =========                        =========


         Total securities amounted to $100.6 million at December 31, 2001, compared to $87.8 million at March 31, 2001, an increase of $12.8 million, or 14.6%. As of April 1, 2001, the Bank transferred $45.7 million of mortgage-backed and other securities from held-to-maturity to available-for-sale. An unrecognized gain of $77,000 as of December 31, 2001 is included in the carrying value of the mortgage-backed and other securities available-for-sale as permitted by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The increase in total securities primarily represents the purchase of investment and mortgage-backed securities, offset in part by the sale of investment securities and maturities and repayments that occurred during the first nine months of the fiscal year.

         During the quarter ended June 30, 2001, the Bank sold its automobile loan portfolio with a book value of $490,000 for $191,000 less than the carrying value. This portfolio was sold because of its high amount of delinquencies and losses, as well as the associated costs of servicing the portfolio. An amount equal to $90,000 (which represented the estimated inherent principal losses) was charged to the allowance for loan losses, while the remaining $101,000 (which represented other costs such as anticipated foregone interest and the cost to service the loans) was charged as a loss on the sale of loans on the Statements of Operations.

LIABILITIES AND STOCKHOLDERS' EQUITY


         LIABILITIES

         At December 31, 2001, total liabilities increased by $21.7 million, or 5.5%, to $414.1 million, compared to $392.4 million at March 31, 2001. The increase in liabilities primarily reflects an increase of $46.5 million, or 16.6%, in deposits offset in part by a decrease of $26.9 million, or 25.5%, in borrowed funds. Borrowed funds totaled $78.7 million at December 31, 2001, compared to $105.6 million at March 31, 2001. The following table sets forth a summary of the Company's deposits at the dates indicated (dollars in thousands).

                                                    Balance at       Percent        Balance at          Percent
                                                    December 31,     of Total        March 31,          of Total
                                                       2001          Deposits          2001             Deposits
                                                       ----          --------          ----             --------
Savings and club accounts......................    $   122,709         37.65%      $   132,645            47.47%
Money market savings accounts..................         17,102          5.25            15,718             5.63
NOW and demand accounts........................         32,312          9.92            26,166             9.36
Certificates of deposit........................        153,767         47.18           104,895            37.54
                                                   -----------     ---------       -----------        ---------

Total deposits.................................    $   325,890        100.00%      $   279,424           100.00%
                                                   ===========     =========       ===========        =========

         The increase in deposits is primarily attributable to a deposit of $50 million in certificates of deposit from the State of New York which was used in part to pay down higher cost borrowed funds, offset in part by a decrease in deposits due to the sale of the Bank's East New York branch during the three months ended June 30, 2001. The branch had $18.4 million in deposits at March 31, 2001. Excluding the branch sale and the State of New York deposit, deposits would have increased by $14.9 million. The deposits sold were replaced in part by certificates of deposit.

         STOCKHOLDERS' EQUITY

         Stockholders' equity increased $3.3 million, or 10.2%, to $35.4 million at December 31, 2001, compared to $32.1 million at March 31, 2001. The increase in stockholders' equity was primarily attributable to retained earnings, all of which relates to net income less preferred stock dividends for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity management process focuses on ensuring that sufficient funds exist to meet withdrawals by depositors, loan funding commitments and other financial obligations and expenditures. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2001, cash and cash equivalents decreased by $10.4 million. Net cash provided by operating activities was $3.9 million, representing primarily net income adjusted for depreciation and amortization, accretion and amortization relating to loans and securities, the provision for loan losses, the net gain from the sale of the Bank's East New York branch, the net gain on the sale of available-for-sale securities and the net changes in other assets and liabilities. Net cash used in investing activities was $34.3 million, representing primarily the net cash used to fund the purchase of investment and mortgage-backed securities and the net increase in loans, offset in part by the maturity of securities, the sale of available-for-sale securities and principal repayments of mortgage-backed securities held to maturity. Net cash provided by financing activities was $20.0 million, representing primarily a net increase in deposits primarily due to a $50 million State of New York deposit, offset in part by cash paid to fund the sale of deposits resulting from the branch sale.

        Until recently, banks were required by the Office of Thrift Supervision (the "OTS") regulations to maintain a minimum average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings. The minimum required liquidity ratio was 4.0%. At December 31, 2001, the Bank's liquidity ratio was 7.3%. The OTS has since eliminated this minimum requirement. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank was in compliance with its policy as of December 31, 2001. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The OTS, the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. At December 31, 2001, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at December 31, 2001 (dollars in thousands).

                                                                 Amount       % of Assets
                                                                 ------       -----------
              Total capital (to risk-weighted assets):
              Capital level............................        $  37,700           15.19%
              Less requirement.........................           19,853            8.00
                                                               ---------      ----------
              Excess...................................        $  17,847            7.19%
                                                               =========      ==========

              Tier 1 capital (to risk-weighted assets):
              Capital level............................        $  34,587           13.94%
              Less requirement.........................            9,926            4.00
                                                               ---------      ----------
              Excess...................................        $  24,661            9.94%
                                                               =========      ==========

              Tier 1 leverage capital (to adjusted assets):
              Capital level............................        $  34,587            7.69%
              Less requirement.........................           17,980            4.00
                                                               ---------      ----------
              Excess...................................        $  16,607            3.69%
                                                               =========      ==========

ASSET QUALITY

         At December 31, 2001, the Bank did not have any real estate owned, but had non-performing loans of $2.4 million, compared to real estate owned of $476,000 and non-performing loans of $2.5 million at March 31, 2001. At December 31, 2001, non-performing assets were 0.77% of net loans receivable, compared to 1.06% of net loans receivable at March 31, 2001. At December 31, 2001, the allowance for loan losses was $4.0 million, compared to $3.6 million at March 31, 2001. At December 31, 2001, the ratio of the allowance for loan losses to non-performing assets was 168.4% compared to 118.6% at March 31, 2001. At December 31, 2001, the ratio of the allowance for loan losses to net loans receivable was 1.30% compared to 1.25% at March 31, 2001.

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

ANALYSIS OF EARNINGS

        The Company's profitability is primarily dependent upon net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Provisions for loan losses, non-interest income, non-interest expense and income taxes further affect net income. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

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

                                                                      Three Months Ended December 31,
                                                        -----------------------------------------------------------
                                                                                   2001
                                                        -----------------------------------------------------------
                                                               Average                                Annualized
                                                               Balance            Interest          Avg. Yield/Cost
                                                        ------------------- -------------------  -------------------
                                                                          (Dollars in thousands)
ASSETS
Interest earning assets:
   Loans receivable (1)...............................     $    312,526        $      5,801               7.42%
   Investment securities (2)..........................           39,621                 635               6.41
   Mortgage-backed securities.........................           49,274                 678               5.50
   Federal funds sold.................................            8,939                  48               2.15
                                                           ------------        ------------           --------
      Total interest earning assets...................          410,360               7,162               6.98%
                                                                               ------------           --------
Non-interest earning assets...........................           28,392
                                                           ------------
      Total assets....................................     $    438,752
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      NOW and demand accounts.........................     $     28,758        $         58               0.81%
      Savings and club................................          123,120                 513               1.67
      Money market accounts...........................           16,249                  65               1.60
      Certificates of deposit.........................          154,020               1,476               3.83
                                                           ------------        ------------      -------------
          Total deposits..............................          322,147               2,112               2.62
   Borrowed money.....................................           72,449                 847               4.68
                                                           ------------        ------------      -------------
          Total interest-bearing liabilities..........          394,596               2,959               3.00%
                                                                               ------------
Non-interest-bearing liabilities......................            9,649
                                                           ------------
      Total liabilities...............................          404,245
Stockholders' equity..................................           34,507
                                                           ------------
      Total liabilities and stockholders' equity......     $    438,752
                                                           ============
Net interest income...................................                         $      4,203
                                                                               ============

Interest rate spread..................................                                                   3.98%
                                                                                                      =======
Net interest margin...................................                                                   4.10%
                                                                                                      =======
Ratio of average interest earning assets to
deposits and interest-bearing liabilities.............                                                   1.04x
                                                                                                      =======

                                                                      Three Months Ended December 31,
                                                       ----------------------------------------------------------
                                                                                  2000
                                                       ----------------------------------------------------------
                                                              Average                               Annualized
                                                              Balance            Interest         Avg. Yield/Cost
                                                       ------------------- ------------------- ------------------
                                                                          (Dollars in thousands)
ASSETS
Interest earning assets:
   Loans receivable (1)...............................    $    275,621        $      5,416             7.86%
   Investment securities (2)..........................          40,750                 668             6.56
   Mortgage-backed securities.........................          47,922                 760             6.34
   Federal funds sold.................................          21,775                 353             6.48
                                                          ------------        ------------          -------
      Total interest earning assets...................         386,068               7,197             7.46%
                                                                              ------------          -------
Non-interest earning assets...........................          26,894
                                                          ------------
      Total assets....................................    $    412,962
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      NOW and demand accounts.........................    $     25,382        $         58             0.91%
      Savings and club................................         132,893                 730             2.20
      Money market accounts...........................          16,720                  99             2.37
      Certificates of deposit.........................          95,071               1,257             5.29
                                                          ------------        ------------          -------
          Total deposits..............................         270,066               2,144             3.18
      Borrowed money..................................         102,845               1,601             6.23
                                                          ------------        ------------          -------
          Total interest-bearing liabilities..........         372,911               3,745             4.02%
                                                                              ------------
Non-interest-bearing liabilities......................           7,221
                                                          ------------
      Total liabilities...............................         380,132
Stockholders' equity..................................          32,830
                                                          ------------
      Total liabilities and stockholders' equity......    $    412,962
                                                          ============
Net interest income...................................                        $      3,452
                                                                              ============

Interest rate spread..................................                                                 3.44%
                                                                                                    =======
Net interest margin...................................                                                 3.58%
                                                                                                    =======
Ratio of average interest earning assets to
deposits and interest-bearing liabilities.............                                                 1.04x
                                                                                                    =======

---------------------
(1)      Includes non-accrual loans.
(2)      Includes FHLB stock

                                                                  Nine Months Ended December 31,
                                                     -------------------------------------------------------
                                                                                2001
                                                     --------------------------------------------------------
                                                            Average                              Annualized
                                                            Balance            Interest      Avg. Yield/Cost
                                                     ------------------- ----------------- ------------------
                                                                         (Dollars in thousands)
ASSETS
Interest earning assets:
 Loans receivable (1)............................     $    296,745       $      16,946                7.61%
 Investment securities (2).......................           39,190               1,925                6.55
 Mortgage-backed securities......................           44,824               1,975                5.87
 Federal funds sold..............................           14,952                 389                3.47
                                                      ------------        ------------  ------------------
     Total interest earning assets...............          395,711              21,235                7.16%
                                                                          ------------  ------------------
Non-interest earning assets......................           25,246
                                                      ------------
     Total assets................................     $    420,957
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
     NOW and demand accounts.....................  $        28,405        $        191                0.90%
     Savings and clubs...........................          126,595               1,848                1.95
     Money market accounts.......................           16,305                 239                1.95
     Certificates of deposit.....................          127,498               4,144                4.33
                                                      ------------        ------------  ------------------
       Total deposits............................          298,803               6,422                2.87
 Borrowed money..................................           80,333               3,157                5.24
                                                      ------------        ------------  ------------------
       Total interest-bearing liabilities........          379,136               9,579                3.37%
                                                                          ------------
Non-interest-bearing liabilities.................            8,259
                                                      ------------
     Total liabilities...........................          387,395
Stockholders' equity.............................           33,562
                                                      ------------
     Total liabilities and stockholders' equity..     $    420,957
                                                      ============
Net interest income..............................                         $     11,656
                                                                          ============

Interest rate spread.............................                                                     3.79%
                                                                                           ================
Net interest margin..............................                                                     3.93%
                                                                                           ================
Ratio of average interest earning assets to
 deposits and interest-bearing liabilities.......                                                     1.04x
                                                                                           ================

                                                                 Nine Months Ended December 31,
                                                  ------------------------------------------------------------
                                                                               2000
                                                  ------------------------------------------------------------
                                                         Average                                 Annualized
                                                         Balance              Interest         Avg. Yield/Cost
                                                  -------------------   ------------------- ------------------
                                                                      (Dollars in thousands)
ASSETS
Interest earning assets:
 Loans receivable (1)............................  $    276,541          $     15,990                   7.71%
 Investment securities (2).......................        42,566                 2,193                   6.87
 Mortgage-backed securities......................        50,482                 2,347                   6.20
 Federal funds sold..............................        18,108                   831                   6.12
                                                   ------------       ---------------        ---------------
     Total interest earning assets...............       387,697                21,361                   7.35%
                                                                      ---------------        ---------------
Non-interest earning assets......................        27,883
                                                   ------------
     Total assets................................  $    415,580
                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
     NOW and demand accounts.....................  $     27,902          $        199                   0.95%
     Savings and clubs...........................       139,497                 2,359                   2.25
     Money market accounts.......................        18,190                   324                   2.37
     Certificates of deposit.....................        90,957                 3,410                   5.00
                                                   ------------          ------------        ---------------
       Total deposits............................       276,546                 6,292                   3.03
 Borrowed money..................................        99,413                 4,343                   5.82
                                                   ------------          ------------        ---------------
       Total interest-bearing liabilities........       375,959                10,635                   3.77%
                                                                         ------------
Non-interest-bearing liabilities.................         6,838
                                                   ------------
       Total liabilities.........................       382,797
Stockholders' equity.............................        32,783
                                                   ------------
       Total liabilities and stockholders' equity  $    415,580
                                                   ============
Net interest income..............................                        $     10,726
                                                                         ============

Interest rate spread.............................                                                       3.58%
                                                                                          ==================
Net interest margin..............................                                                       3.69%
                                                                                          ==================
Ratio of average interest earning assets to
 deposits and interest-bearing liabilities.......                                                       1.03x
                                                                                          ==================

----------
(3)     (1) Includes non-accrual loans.
        (2) Includes FHLB stock

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

         For the third quarter of fiscal 2002, the Company reported net income of $1.7 million available to common stockholders, or $0.69 per diluted common share, compared to a loss of $446,000, or $0.20 per diluted common share, for the corresponding period last year. For each period the Company applied a tax loss carryforward resulting from prior period losses and therefore no federal taxes have been applied to earnings for each period.

         The Company reported income of $2.1 million before income taxes for the third quarter of fiscal 2002, compared to a net loss of $442,000 before income taxes for the corresponding prior year period. Excluding the gain from the sale of investment securities in the third quarter of 2002, income before income taxes would have been $719,000.

         The growth in income for the fiscal 2002 period, as compared to the corresponding prior year period, was achieved as a result of a gain on sale of investment securities, greater operating efficiencies that the Company generated in the quarter and continued growth of loan originations. The Company's results were also enhanced by the favorable interest rate environment.

INTEREST INCOME

         Interest income of $7.2 million for the three months ended December 31, 2001 was substantially unchanged from the corresponding period last year. The yield on average interest-earning assets was 6.98% for the third quarter of fiscal 2002, compared to 7.46% for the corresponding prior year period. The yield for fiscal 2002 benefited from the continuation of the Company's strategy to increase the aggregate percentage of multifamily and commercial real estate loans receivable (which generally have higher yields than one- to four-family residential loans) to total loans receivable. However such benefits were offset by the effects of a declining interest rate environment during the third quarter of fiscal 2002 compared to the corresponding prior year period which impacted interest income as described below.

         Interest income on loans receivable increased by $385,000, or 7.1%, to $5.8 million for the three months ended December 31, 2001, compared to $5.4 million for the corresponding prior year period. The increase primarily reflected an improvement in the average balance of loans to $312.5 million for the three months ended December 31, 2001, compared to $275.6 million for the three months ended December 31, 2000. The increase in the average balance of loans receivable resulted primarily from the origination and purchase of loans which were somewhat offset by repayments. Offsetting the increased average balance of loans was a decline in the yield to 7.42% for the three months ended December 31, 2001 from 7.86% for the corresponding prior year period resulting primarily from the declining interest rate environment.

         Interest income on investment securities decreased by $33,000, or 4.9%, to $635,000 for the three months ended December 31, 2001, compared to $668,000 for the corresponding prior year period. The decrease was due to a decline in the yield to 6.41% for the three months ended December 31, 2001, compared to 6.56% for the corresponding prior year period and a slight decline in the average balance of investment securities to $39.6 million for the three months ending December 31, 2001 from $40.8 million during the corresponding prior year period.

         Interest income on mortgage-backed securities decreased by $82,000, or 10.8%, to $678,000 for the three months ended December 31, 2001, compared to $760,000 for the corresponding prior year period. The decrease was primarily due to the decline in the yield of mortgage-backed securities to 5.50% for the three months ended December 31, 2001 from 6.34% during the corresponding prior year period primarily resulting from accelerated prepayments of higher yielding mortgage-backed securities.

         Interest income on federal funds sold decreased by $305,000, or 86.4%, to $48,000 for the three months ended December 31, 2001 compared to $353,000 for the corresponding prior year period. The lower interest income for the three months ended December 31, 2001 resulted primarily from a decline in the average balances of federal funds sold from $21.8 million to $8.9 million for the three months ended December 31, 2001, coupled with a decrease in average return to 2.15% for the three months ended December 31, 2001 from 6.48% for the corresponding prior year period.

INTEREST EXPENSE

         Interest expense declined $786,000, or 21.0%, for the three months ended December 31, 2001 to $3.0 million, compared to $3.7 million for the corresponding period last year. The decrease in interest expense was due primarily to a decline in the average cost of deposits and interest-bearing liabilities to 3.00% for the three months ended December 31, 2001 from 4.02% for the corresponding period last year. This decline reflects the lower interest rate environment in fiscal 2002. This decline was partially offset by a slight increase in the average balance of deposits and interest-bearing liabilities from $372.9 million to $394.6 million for the three months ended December 31, 2001.

         Interest expense on interest-bearing deposits was $2.1 million for the three months ended December 31, 2001, substantially unchanged from the corresponding period last year. The rate paid on interest-bearing deposits declined to 2.62% from 3.18% during the corresponding period last year, which was partially offset by a $52.1 million increase in the average balance of deposits to $322.1 million for the three months ended December 31, 2001 from $270.1 million for the corresponding period last year. The increase in the average balance of deposits was attributable to an increase in the average balance of comparatively higher cost certificates of deposit, which was partially offset by a reduction in the aggregate average balance of comparatively low cost deposits (demand deposits, NOW accounts, money market accounts and savings and club accounts).

         Interest expense on borrowed money decreased $754,000, or 47.1%, to $847,000 for the three months ended December 31, 2001, compared to $1.6 million for the corresponding prior year period. This decrease in interest expense was primarily due to a decline in the average balance of borrowed money to $72.4 million for the three months ended December 31, 2001 from $102.8 million for the corresponding prior year period, coupled with a decline in the rate paid for these funds to 4.68% for the three months ended December 31, 2001 from 6.23% during the corresponding prior year period.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before the provision for loan losses amounted to $4.2 million for the three months ended December 31, 2001, an increase of $751,000, or 21.8%, from the corresponding period last year. While net interest income benefited from a general interest rate decline, this benefit was partially offset by accelerated prepayments of mortgage-backed securities and the sale of lower cost deposits in non-strategic branches, which were replaced by comparatively higher cost certificates of deposit. Net interest margin grew to 4.10% for the third quarter of fiscal 2002 from 3.58% for the third quarter of fiscal 2001. The Company's annualized interest rate spread increased by 54 basis points to 3.98% for the three months ended December 31, 2001 compared to the corresponding prior year period.

PROVISION FOR LOAN LOSSES

         The provision for loan losses, which is predicated upon the Company's assessment of the adequacy of its allowance for loan losses, amounted to $225,000 for the three months ended December 31, 2001, compared to $450,000 for the corresponding period last year. The 50.0% decrease in the provision for loan losses was primarily attributable to an improvement in credit quality. During the third quarter of fiscal 2002, Carver recorded net charge-offs of $104,000 compared to net charge-offs of $364,000 for the corresponding period last year.

NON-INTEREST INCOME

         Non-interest income was $2.0 million for the three-month period ended December 31, 2001, compared to $498,000 for the corresponding period last year. During the three months ended December 31, 2001, Carver sold $25.0 million of fixed-rate investment securities and reinvested a substantial portion of the proceeds in adjustable rate agency mortgage-backed securities, resulting in a gain from the sale of investment securities of $1.4 million. Excluding the non-recurring gain, non-interest income was $577,000 for the three-month period ended December 31,

2001. Excluding the non-recurring gain, non-interest income represented 12.1% of revenue (net interest income plus non-interest income, excluding the non-recurring gain) for the third quarter of fiscal year 2002, compared with 12.6% for the corresponding prior year period.

NON-INTEREST EXPENSE

         Non-interest expense decreased $106,000, or 2.7%, to $3.8 million for the quarter ended December 31, 2001, compared to $3.9 million for the corresponding period last year. The decrease in non-interest expense is due in part to cost reductions as a result of branch sales and decreased professional fees and FDIC premium.

INCOME TAXES (BENEFITS)

         For each period presented, the Company applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to income for the three-month period ended December 31, 2001 nor the corresponding prior year period. The income tax expense of $402,000 and benefit of $45,000 for the three months ended December 31, 2001 and 2000, respectively, represent New York State and New York City income taxes only.


COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

        For the nine months ended December 31, 2001 the Company reported net income of $3.2 million available to common stockholders, or $1.35 per diluted common share, compared to a loss of $115,000, or $0.05 per diluted common share, for the corresponding period last year. For each period the Company applied a tax loss carryforward resulting from prior period losses and therefore no federal taxes have been applied to earnings for either period. The results for the nine months ended December 31, 2001 include non-recurring income of $2.3 million, representing the gain on the sale of investment securities of $1.4 million, the gain realized on the sale of the Bank's East New York branch of $987,000, offset by a loss of $101,000 in connection with the sale of the Bank's automobile loan portfolio. The nine months ended December 31, 2000 included non-recurring income of $1.0 million, representing the gains realized on the sale of the Bank's Roosevelt and Chelsea branches. Excluding the non-recurring items, the Company would have recorded income of $1.9 million before income taxes for the first nine months of the fiscal 2002, compared to a net loss of $823,000 for the corresponding period last year.

INTEREST INCOME

         Interest income of $21.2 million for the nine-month period ended December 31, 2001 was substantially unchanged compared to the corresponding prior year period. The yield on average interest-earning assets was 7.16% for the first nine months of fiscal 2002 compared to 7.35% for the first nine months of fiscal 2001.

         Interest income on loans receivable increased by $956,000, or 6.0%, to $16.9 million for the nine months ended December 31, 2001, compared to $16.0 million for the corresponding prior year period. The increase reflected a $20.2 million, or 7.3%, increase in the average balance of loans receivable to $296.7 million for the nine months ended December 31, 2001, compared to $276.5 million for the nine months ended December 31, 2000. The increase in the average balance of loans receivable resulted primarily from the origination and purchase of loans.

         Interest income on investment securities decreased by $268,000, or 12.2%, to $1.9 million for the nine months ended December 31, 2001, compared to $2.2 million for the corresponding prior year period. The decrease was primarily due to the decline in the average balance of investment securities to $39.2 million for the nine months ended December 31, 2001 from $42.6 million in the corresponding prior year period. The decrease in the average balance of investment securities was primarily attributable to the reallocation of funds from maturing investment securities to the origination and purchase of loans.

         Interest income on mortgage-backed securities decreased by $372,000, or 15.9%, to $2.0 million for the nine months ended December 31, 2001, compared to $2.3 million for the corresponding prior year period. The decrease was primarily due to a decline in the yield to 5.87% for the nine months ended December 31, 2001 from 6.20% for the corresponding prior year period, coupled with a decline in average balances of mortgage-backed securities to $44.8 million from $50.5 million for the corresponding prior year period primarily resulting from accelerated prepayments of mortgage-backed securities as a result of the lower interest rate environment in fiscal 2002. The Bank reallocated the funds from such principal and interest prepayments on mortgage-backed securities to the origination and purchase of loans.

         Interest income on federal funds sold decreased by $442,000, or 53.1%, to $389,000 for the nine months ended December 31, 2001, compared to $831,000 for the corresponding prior year period. The decrease primarily reflected a decline in the yield to 3.48% for the nine months ended December 31, 2001, compared to 6.12% for the corresponding prior year period, coupled with a decline in average balances of federal funds sold to $15 million from $18 million in the corresponding prior year period.

INTEREST EXPENSE

         Interest expense decreased $1.1 million, or 9.9%, to $9.6 million for the nine months ended December 31, 2001, compared to $10.6 million for the corresponding prior year period. The decrease in interest expense was due primarily to a 40 basis point decline in the annualized cost of deposits and interest-bearing liabilities to 3.37%, compared to 3.77% for the corresponding period last year, slightly offset by an increase in the average balance of deposits and interest-bearing liabilities to $379.1 million from $376.0 million.

         Interest expense on interest-bearing deposits increased $130,000, or 2.1%, to $6.4 million for the nine months ended December 31, 2001, compared to $6.3 million for the corresponding prior year period. Although the Company benefited from the lower interest rate environment that resulted in the rates paid on interest-bearing deposits declining to 2.87% for the nine months ended December 31, 2001 from 3.03% during the corresponding period last year, interest expense on interest-bearing deposits increased primarily due to an increase in the average balance of interest-bearing deposits to $298.8 million for the first nine months of fiscal 2002 from $276.5 million in the corresponding prior year period. The decline in the aggregate average balance of comparatively low cost deposits (demand deposits, NOW accounts, money market accounts and savings and club accounts) was more than offset by an increase in the average balance of comparatively higher cost certificates of deposit. The average balance of certificates of deposit was $127.5 million, or 42.7% of average total deposits, for the first nine months of fiscal 2002, up from $91.0 million, or 32.9% of average total deposits, for the first nine months of fiscal 2001.

         Interest expense on borrowed money decreased $1.2 million, or 27.3%, to $3.2 million for the nine months ended December 31, 2001, compared to $4.3 million for the corresponding prior year period. The decrease in interest expense was due to a decline in the average balance of borrowed money to $80.3 million from $99.4 million and a decrease in the rate paid for these funds to 5.24% from 5.82%.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before provision for loan losses amounted to $11.7 million for the nine months ended December 31, 2001, an increase of $930,000, or 8.7%, compared to $10.7 million for the corresponding prior year period. The annualized net interest margin improved by 24 basis points to 3.93% for the nine months ended December 31, 2001 compared to the corresponding prior year period, while the Company's annualized interest rate spread increased by 21 basis points to 3.79%.

PROVISION FOR LOAN LOSSES

         The provision for loan losses amounted to $675,000 for the nine-month period ended December 31, 2001 compared to $1.3 million for the corresponding period last year. The 49.7% decrease in the provision was primarily attributable to an improvement in credit quality. Net charge-offs were $262,000 for the nine months ended

December 31, 2001 (including a charge-off of $90,000 in connection with the sale of auto loans), compared to $978,000 for the corresponding period last year.

NON-INTEREST INCOME

             Non-interest income was $3.9 million for the nine-month period ended December 31, 2001, compared to $2.4 million for the corresponding period last year. For the nine-month period ended December 31, 2001 excluding non-recurring items, non-interest income increased $157,000, or 11.0%, to $1.6 million, compared to $1.4 million for the corresponding period last year. Excluding the non-recurring gain, non-interest income represented 12.0% of the revenue (net interest income plus non-interest income, excluding the non-recurring gain) for the nine-month period ending December 31, 2001, compared with 11.8% for the corresponding prior year period.

NON-INTEREST EXPENSE

           Non-interest expense decreased $943,000, or 8.1%, to $10.7 million for the nine-month period ended December 31, 2001, compared to $11.6 million for the corresponding period last year. The decrease in non-interest expense was attributable in part to cost reductions as a result of branch sales and decreased professional fees and FDIC premium.

INCOME TAXES

           For each period presented, the Company applied a federal tax loss carry forward resulting from prior period losses and therefore no federal income taxes have been applied to income for the nine months ended December 31, 2001 nor the corresponding prior year period. The taxes of $790,000 and $157,000 for the nine months ended December 31, 2001 and 2000, respectively, represent New York State and New York City income taxes only.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2001 in the Company's Annual Report of Form 10-K (the "2001 10-K"), as filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at December 31, 2001 compared to March 31, 2001.


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Disclosure regarding legal proceedings that the Company is a party to is presented on Carver's 2001 10-K, as filed with the SEC. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2001 10-K.

         Carver remains a defendant in the district court for the District of Columbia in an action by Ralph Williams against the National Credit Union Administration ("NCUA") and several other banks (Carver and such banks, the "Bank Defendants") alleging that the NCUA acted improperly when it placed Northwestern Conference Federal Credit Union ("Northwestern"), of which Williams was a former board member, into conservatorship and subsequent liquidation. While the bulk of plaintiff Williams' complaints relate to the action of the NCUA board, Williams alleges that the Bank Defendants "collaborated with the NCUA Board" in violating unspecified constitutional and privacy rights. Plaintiff Janice Pressley, former treasurer of Northwestern, later filed a pro se action (the "Pressley action") against the same defendants alleging substantially similar complaints. The Bank Defendants have moved to dismiss both complaints. On September 20, 2001, the court granted the motion to dismiss the Pressley Action. Ms. Pressley appealed the judgment to the U.S. Court of Appeals for the District of Columbia Circuit in November 2001. In January 2002, the NCUA filed a motion for summary affirmance of the lower court's judgment and the Bank Defendants have also moved for summary affirmance by adopting the motion filed by the NCUA.

         On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark"), the former President and CEO of Carver, filed suit against Carver Federal and certain individual defendants in the Supreme Court of the State of New York, County of New York (the "Clark Action"). Clark claims that the defendants should be forced to obtain approval from the OTS to pay severance benefits that Clark believes Carver owes him under an employment agreement. Clark seeks injunctive relief and asserts claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, the defendants moved to dismiss the complaint in its entirety. By decision and order entered November 27, 2001, the Court granted that motion to the extent of dismissing the first cause of action for breach of contract against all of the individual defendants, and dismissing the second cause of action based on the estoppel theories as against all defendants. Carver Federal has answered that portion of the complaint that survives and intends to vigorously defend against the remaining breach of contract claim.

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

         (a)      Exhibits

                  Exhibit 11.  Net income (loss) per share

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARVER BANCORP, INC.


Date: February 14, 2002                    /s/ Deborah C. Wright
                                           -------------------------------------
                                           Deborah C. Wright
                                           President and Chief Executive Officer





Date: February 14, 2002                    /s/ William C. Gray
                                           -------------------------------------
                                           William C. Gray
                                           Senior Vice President and Chief
                                           Financial Officer

                                   EXHIBIT 11
                   COMPUTATION OF NET INCOME (LOSS) PER SHARE
        FOR THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      Three Months Ended                   Nine Months Ended
                                                         December 31,                        December 31,
                                              ----------------------------------  -----------------------------------
                                                     2001              2000              2001               2000
                                              ----------------  ----------------  ----------------   ----------------
Earnings per common share - basic
---------------------------------
Net income (loss).........................    $        1,716    $         (397)   $        3,370     $           33
Preferred dividends.......................               (49)              (49)             (148)              (148)
                                              --------------    --------------    --------------     --------------
Net income (loss) - basic.................    $        1,667    $         (446)   $        3,222     $         (115)
                                              --------------    --------------    --------------     --------------
Weighted average common shares
      outstanding - basic.................         2,282,153         2,261,322         2,281,431          2,256,780
                                              --------------    --------------    --------------     --------------
Earning per common share - basic..........    $         0.73    $        (0.20)   $         1.41     $        (0.05)
                                              ==============    ==============    ==============     ==============

Earnings per common share - diluted
-----------------------------------
Net income (loss) - basic.................    $        1,667    $         (446)   $        3,222     $         (115)
Impact of potential conversion of
     convertible preferred stock
      to common stock.....................                49                49               148                148
                                              --------------    --------------    --------------     --------------
Net income (loss) - diluted...............    $        1,716    $         (397)   $        3,370     $           33
                                              ==============    ==============    ==============     ==============
Weighted average shares
      outstanding - basic.................         2,282,153         2,261,322         2,281,431          2,256,780
Effect of dilutive securities -
      convertible preferred stock ........           208,333           208,333           208,333            208,333
                                              --------------    --------------    --------------     --------------
Weighted average shares
      outstanding - diluted...............         2,490,486         2,469,655         2,489,764          2,465,113
                                              ==============    ==============    ==============     ==============

Earning (loss) per common share diluted...    $         0.69    $ Antidilutive    $         1.35     $ Antidilutive
                                              ==============    ==============    ==============     ==============