Form 10-K
period 2002-03-31
CARVER BANCORP INC
filed 2002-07-01
CIK 1016178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                                      None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of May 31, 2002, there were 2,316,358 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $12.25 per share of the registrant's common stock on May 31, 2002) was approximately $28.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for the annual meeting of stockholders for the fiscal year ended March 31, 2002 (the "Proxy Statement") are incorporated by reference into Part III.

                              CARVER BANCORP, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

Part I                                                                   Page

Item 1.   Business.....................................................    1
Item 2.   Properties...................................................   28
Item 3.   Legal Proceedings............................................   28
Item 4.   Submission of Matters to a Vote of Security Holders..........   30

Part II

Item 5.   Market for Carver Bancorp, Inc. Common
            Equity and Related Stockholder Matters.....................   31
Item 6.   Selected Financial Data......................................   32
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   33
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...   43
Item 8.   Financial Statements and Supplementary Data..................   44
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................   44

Part III

Item 10.  Directors and Executive Officers of Carver Bancorp, Inc......   44
Item 11.  Executive Compensation.......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.............................................   44
Item 13.  Certain Relationships and Related Transactions...............   44

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K...................................................   44

SIGNATURES ............................................................   45
CONSOLIDATED FINANCIAL STATEMENTS OF CARVER
              BANCORP INC. AND SUBSIDIARIES............................  F-1
EXHIBIT INDEX..........................................................  E-1

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." These forward-looking statements consist of estimates with respect to the financial condition, results of operations and business of the Company (as defined below) that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, without limitation, the Company's success in implementing its initiatives, including expanding its product line, achieving greater operating efficiencies and successfully opening its new branch, changes in general, economic and market, legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality, the ability of the Company to realize cost efficiencies and the economic effects of the September 11, 2001 terrorist attacks. The Company assumes no obligation to update the forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Carver Bancorp, Inc.

      Carver Bancorp, Inc., a Delaware corporation (the "Holding Company"), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank (the "Bank" or "Carver Federal"). Collectively, the Holding Company and the Bank are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank.

      The Holding Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company's telephone number is (212) 876-4747.

Carver Federal Savings Bank

      The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time the Bank obtained federal deposit insurance and became a member of the Federal Home Loan Bank (the "FHLB") of New York. The Bank converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share.

      Carver Federal was founded as an African-American operated institution to provide residents of under-served communities with the ability to invest their savings and obtain credit. Carver Federal's principal business consists of attracting deposit accounts through its branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Based on asset size as of March 31, 2002, Carver Federal is the largest African-American operated financial institution in the United States.

Recent Terrorist Attack on the World Trade Center

      On September 11, 2001, a terrorist attack destroyed the World Trade Center towers and several other buildings in the New York City financial district. While the Bank does not have significant real estate loans in the New York City financial district, the overall effects of the terrorist attack and the resultant disruption of business may adversely impact our business. This adverse impact may be realized in the form of problem loans or deposit outflows resulting from reductions in customer income levels. At this time we cannot estimate the impact, if any, that this event will have on Carver's results of operations and business.

LENDING ACTIVITIES

      General. Carver Federal's principal lending activity is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily residential, and commercial properties. Carver Federal also originates or participates in loans for the construction or renovation of commercial property and residential housing developments and occasionally originates permanent financing upon completion. In addition, Carver Federal originates home equity loans and consumer loans secured by deposits.

      Carver Federal originates one- to four-family mortgage loans to service its retail customers. Carver continued to engage in first-mortgage loan purchases during the fiscal year ended March 31, 2002 ("fiscal 2002"), which accounted for 41.2% of loan additions. Loan purchases are used to complement retail originations. Gross loans receivable increased by $9.1 million, or 3.2%, to $297.5 million at March 31, 2002, compared to $288.4 million at March 31, 2001. Carver Federal's net loan portfolio as a percentage of total assets decreased to 64.3% at March 31, 2002, compared to 66.8% at March 31, 2001.

      Loan Portfolio Composition. One- to four-family mortgage loans decreased by $35.0 million, or 22.2%, to $122.8 million at March 31, 2002, compared to $157.8 million at March 31, 2001. During fiscal 2002, multifamily real estate loans increased by $35.0 million, or 41.8%, to $118.6 million at March 31, 2002, compared to $83.6 million at March 31, 2001. One- to four-family mortgage loans totaled $122.8 million, or 41.3% of Carver Federal's total gross loan portfolio, multifamily loans totaled $118.6 million, or 39.9% of total gross loans, non-residential real estate loans (including church loans) totaled $40.1 million, or 13.5% of total gross loans, and construction loans totaled $13.7 million, or 4.6% of total gross loans. Consumer (credit card loans, personal loans, automobile loans, home equity loans and home improvement loans) and business loans totaled $2.3 million, or 0.8% of total gross loans. Non-residential real estate loans (including church loans) increased by $4.0 million, or 11.0%, to $40.1 million at March 31, 2002, compared to $36.1 million at March 31, 2001. Construction loans increased by $6.6 million, or 92.6%, to $13.7 million at March 31, 2002, compared to $7.1 million at March 31, 2001. Consumer and business loans decreased by $1.5 million, or 38.4%, to $2.3 million at March 31, 2002, compared to $3.8 million at March 31, 2001. The decrease in consumer and business loans reflect the Bank's continued de-emphasis of consumer lending resulting from its decision during the fiscal year ended March 31, 1999 ("fiscal 1999") to discontinue the origination of unsecured consumer loans.

      Premiums on loans are paid when the effective yield on the loans being purchased is greater than the current market rate for comparable loans. These premiums are amortized as the loan is repaid. It is possible that in a declining interest rate environment the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reduce the effective yield of the loan. Premium on loans increased by $201,000, or 28.5%, to $906,000 at March 31, 2002, compared to $705,000 at March
31, 2001 primarily reflecting increased premiums paid on loans purchased, which was offset, in part, by the repayment of loans purchased at a premium.

      Loans in process increased by $2.6 million, or 207.5%, to $3.9 million at March 31, 2002, compared to $1.3 million at March 31, 2001. Allowance for loan losses increased by $577,000, or 16.2%, to $4.1 million at March 31, 2002, compared to $3.6 million at March 31, 2001, reflecting a revision in the allowance schedule. See "Asset Quality--Asset Classification and Allowance for Losses."

      The following table sets forth selected data relating to the composition of Carver Federal's loan portfolio by type of loan at the dates indicated.

                                                                         At March 31,
                            ------------------------------------------------------------------------------------------------------
                                    2002                 2001                2000                 1999                 1998
                              Amount   Percent     Amount   Percent    Amount    Percent    Amount    Percent    Amount    Percent
                            ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------
                                                                    (Dollars in thousands)
Real estate loans:
  One- to four-family       $ 122,814    41.28%  $ 157,767    54.71%  $ 152,458    55.54%  $ 181,320    65.39%  $ 188,761    66.85%
  Multifamily                 118,589    39.86      83,620    29.00      86,184    31.40      52,366    18.89      49,289    17.46
  Non-residential              40,101    13.48      36,113    12.52      22,721     8.28      23,093     8.33      12,789     4.53
  Construction                 13,678     4.60       7,101     2.46       6,393     2.33      11,047     3.98      15,993     5.66
 Consumer and business (1)      2,328     0.78       3,781     1.31       6,725     2.45       9,450     3.41      15,536     5.50
                            ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------
Total gross loans             297,510   100.00%    288,382   100.00%    274,481   100.00%    277,276   100.00%    282,368   100.00%
                                        ======               ======               ======               ======               ======
Add:
Premium on loans                  906                  705                  582                1,014                1,555
Less:
Loans in process (2)           (3,936)              (1,280)              (1,062)              (2,636)              (4,752)
Deferred fees and loan
  discounts                    (1,238)                (819)                (918)              (1,110)              (1,080)
Allowance for loan losses      (4,128)              (3,551)              (2,935)              (4,020)              (3,137)
                            ---------            ---------            ---------            ---------            ---------
Net loan portfolio          $ 289,114            $ 283,437            $ 270,148            $ 270,524            $ 274,954
                            =========            =========            =========            =========            =========

(1) Includes automobile loans, personal loans, credit card loans, home equity, home improvement loans and business loans.

(2)   Represents undisbursed portion of of outstanding construction loans.

      One- to Four-Family Residential Lending. Traditionally, Carver Federal's lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Carver Federal's market area. During fiscal 2002, the Bank continued its practice of purchasing portfolios of first mortgage loans on existing one- to four-family residences to augment originations.

      Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that range between $35,000 and $750,000. Approximately 72% of Carver Federal's one-to four-family residential mortgage loans at March 31, 2002 had adjustable rates and approximately 28% had fixed rates.

      Carver Federal's one- to four-family residential mortgage loans are generally for terms of 30 years, amortized on a monthly basis, with principal and interest due each month. Residential mortgage loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain "due-on-sale" clauses that permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. Also, borrowers may refinance or prepay one- to four-family residential loans at their option without penalty.

      The Bank's lending policies generally limit the maximum loan-to-value ratio ("LTV") on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under a special loan program, consisting of loans originated and sold to the State of New York Mortgage Agency ("SONYMA") or General Motors Acceptance Corporation ("GMAC") secured by single-family homes purchased by first time home buyers, the LTV ratio may go to 97%.

      Carver Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to the Federal National Mortgage Association ("Fannie Mae") or SONYMA in the secondary market. From time to time the Bank has sold such loans to Fannie Mae and to SONYMA. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA and GMAC. Carver Federal uses several sub-servicing firms to service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2002, the Bank, through its sub-servicers, was servicing $2.9 million of loans for Fannie Mae and FHLMC.

      Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are retained in Carver's portfolio and are not sold on the secondary market. They are indexed to the weekly average rate on the one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the one-year adjustable-rate mortgage and five percentage points over the life of a three-year adjustable-rate mortgage.

      The retention of adjustable-rate loans in Carver Federal's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

      Multifamily Real Estate Lending. At March 31, 2002, multi-family loans totaled $118.6 million, or 39.9% of Carver Federal's gross loan portfolio. The largest of these loans outstanding was a $1.8 million loan secured by a 72 unit, multifamily apartment building located in Brooklyn, New York. This loan was performing at March 31, 2002. The Bank intends to continue to emphasize its multifamily mortgage loan program, which has enabled the Bank to expand its presence in the multifamily lending market in the New York City area. Carver Federal offers competitive rates with flexible terms which make the product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending. For example, such loans are dependent on the successful operation of the real estate project and can be significantly impacted by supply and demand conditions in the market for multifamily residential units.

      Carver Federal's multifamily product guidelines generally require that the maximum LTV not exceed 75% while "cash out" refinances are limited to 65% LTV based on the appraised value. The Bank generally requires a debt coverage ratio ("DCR") of at least 1.3, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Currently, with certain restrictions the Bank limits its maximum amount for an individual loan to $2.0 million pursuant to an Office of Thrift Supervision ("OTS") limitation. See "Regulation and Supervision--Federal Banking Regulation--Loans to One Borrower Limitations". The regulatory maximum for loans to one borrower is $5.5 million without this limitation. Carver Federal originates multi-family mortgage loans, the predominance of which are adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period but require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank, on a case-by-case basis, originates ten-year fixed rate loans.

      To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver Federal employs (with the assistance of an independent consulting firm) a risk-rating system. Under the risk-rating system, all multi-family real estate loans with balances over $250,000 are risk rated. Separate multi-family real estate loan portfolio reviews are performed annually resulting in written management summary reports.

      Non-residential Real Estate Lending. At March 31, 2002, non-residential real estate mortgage loans (including loans to churches) totaled $40.1 million, or 13.5% of the gross loan portfolio. Carver Federal originates non-residential real estate first mortgage loans in its market area. At March 31, 2002, the largest non-residential loan outstanding was a $3.9 million loan secured by a retail/office building located in New York, New York. This loan was performing at March 31, 2002. Carver Federal's non-residential real estate lending activity consists predominantly of loans for the purpose of purchasing or refinancing office, retail and church buildings in its market area. Non-residential real estate lending entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the real estate project. Carver Federal's maximum LTV on non-residential real estate mortgage loans is 75%, and "cash out" refinances are limited to 65% LTV based on the appraised value. The Bank generally requires a DCR of at least 1.3. Assignment of rents of all tenants leases in the subject property is a Bank requirement.

      To help ensure continued collateral protection and asset quality for the term of the non-residential real estate loans, Carver Federal employs (with the assistance of an independent consulting firm) a risk-rating system. Under the risk-rating system, all non-residential real estate loans with balances over $250,000 are risk rated. Independent third party non-residential loan portfolio reviews are performed at least annually resulting in written management summary reports.

      Historically, Carver Federal has been a New York City area leader in the origination of loans to churches. At March 31, 2002, loans to churches totaled $8.0 million, or 2.7% of the Bank's gross loan portfolio. These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 60% LTV ratio. At March 31, 2002, the largest permanent church loan was a $1.6 million loan secured by a building located in New York, New York. This loan was performing at March 31, 2002. The Bank provides construction financing for churches and generally provides permanent financing upon completion. Under the Bank's current loan policy, the maximum loan amount for such lending is $1.0 million, but larger loan amounts are considered on a case-by-case basis. There are currently 17 church loans in the portfolio.

      Loans secured by real estate owned by religious organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the church's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and usually requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation and may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver Federal's history. Management believes that Carver Federal remains a leading lender to churches in its market area.

      Construction Lending. The Bank originates construction loans for the new construction and renovation of churches, multi-family buildings, residential developments, community service facilities and affordable housing programs. Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family residences in the Bank's market area. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Construction terms are usually from 12 to 24 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the subject property. Carver Federal has established additional criteria for construction loans to include an engineer's review on all construction budgets in excess of $500,000 and appropriate interest reserves for loans in excess of $250,000.

      Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one- to four-family mortgage loans.

      At March 31, 2002, the Bank had $13.7 million (including $3.9 million of committed but undisbursed funds) in construction loans outstanding, comprising 4.6% of the Bank's total gross loan portfolio. At March 31, 2002, the largest construction loan was on a retail building for $2.0 million located in New York, New York. At March 31, 2002, this loan was performing.

      Consumer and Business Loans. At March 31, 2002, the Bank had approximately $2.3 million in consumer and business loans, or 0.8% of the Bank's gross loan portfolio. The secured loans in this portfolio were either secured by deposits at the Bank, homes or automobiles. At March 31, 2002, $500,000, or 21.7% of all consumer and business loans, were secured and $1.8 million, or 78.3%, were unsecured.

      Consumer loans generally involve more risk than first mortgage loans. Loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral. In addition, with respect to defaulted automobile loans, repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In underwriting consumer loans, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. See "Asset Quality--Non-performing Assets."

      At March 31, 2002, the Bank had $275,000 in unsecured business loans. During the fourth quarter of fiscal 1999, the Bank discontinued the origination of unsecured commercial business loans. The Bank continues to make a limited number of commercial business loans that are secured in full by passbook and/or certificate of deposit accounts.

      Loan Processing. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive a salary. Loan application forms are available at each of the Bank's offices. All applications are forwarded to the Lending Department located in the main office.

      Carver Federal has established underwriting standards for multi-family and non-residential real estate. A non-residential real estate loan application is completed for all multi-family and non-residential properties which the Bank finances. Prior to loan approval, the property is inspected by a non-residential loan officer, who will prepare a property inspection report. As part of the loan approval process, consideration is given to the appraisal, location, accessibility, stability of neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).

      Upon receipt of a completed loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by the Bank.

      It is Carver Federal's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies must be obtained. Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance.

      Loan Approval. Except for loans in excess of $1.5 million, mortgage loan approval authority has been delegated by the Bank's Board of Directors ("Board") to the Bank's Management Loan Committee, which consists of certain members of executive management, and to the Bank's Asset Liability and Interest Rate Risk Committee. All one- to four-family mortgage loans that conform to Fannie Mae standards and limits may be approved by the Residential Mortgage Loan Underwriter. Loans above $1.5 million must be approved by the full Board.

      Loans to One Borrower. Under the loans-to-one-borrower limits of the OTS, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See "Regulation and Supervision-Federal Banking Regulation-Loans to One Borrower Limitations." At March 31, 2002, the maximum loan under this test would be $5.5 million. The Bank currently limits its maximum loans to one borrower to $2.0 million without prior OTS approval pursuant to OTS restriction. At March 31, 2002 there were four loan relationships that exceeded $2.0 million and none that exceed the $5.5 million limit. All of the loans are performing.

      Loan Sales. Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal does occasionally fund loans secured by property in other areas. All such loans, however, satisfy the Bank's underwriting criteria regardless of location. The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either Fannie Mae or SONYMA to ensure subsequent sale in the secondary market as required to manage interest rate risk exposure.

      Loan Purchases. Carver Federal purchased a total of $45.2 million of mortgage loans consisting of performing multi-family and cooperative adjustable-rate mortgage loans to supplement its origination of one- to four-family first mortgage loans during fiscal 2002. This represented 41.2% of Carver Federal's net addition to its loan production at March 31, 2002. The Bank purchases loans in order to increase interest income and to manage its interest rate risk. The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multi-family and non-residential real estate mortgage loans as well as to increase its participation in multi-family and non-residential real estate mortgage loans with New York area lenders. Loans purchased in fiscal 2002 increased $14.3 million, or 46.3%, from loan purchases of $30.9 million during the fiscal year ended March 31, 2001 ("fiscal 2001").

      The following table sets forth certain information with respect to Carver Federal's loan originations, purchases and sales during the periods indicated.

                                                          Year Ended March 31,
                                 ----------------------------------------------------------------------
                                         2002                     2001                     2000
                                 ---------------------    ---------------------    --------------------
                                  Amount      Percent      Amount      Percent      Amount     Percent
                                 ---------   ---------    ---------   ---------    ---------  ---------
                                                         (Dollars in thousands)
Loans originated:
   One- to four-family           $   4,144        3.78%   $   2,274        3.70%   $   2,082       3.07%
   Multifamily                      27,225       24.80       15,747       25.70          319       0.47
   Non-residential                  25,583       23.31       12,182       19.88          988       1.46
   Construction                      8,910        8.12           --        0.00        1,000       1.47
   Consumer and business (1)            53        0.05          320        0.52          232       0.34
                                 ---------   ---------    ---------   ---------    ---------  ---------
Total loans originated              65,915       60.06       30,523       49.80        4,621       6.81
Loans purchased (2)                 45,203       41.18       30,922       50.46       63,282      93.19
Loans sold (3)                      (1,361)      (1.24)        (160)      (0.26)          --         --
                                 ---------   ---------    ---------   ---------    ---------  ---------
Net additions to loan portfolio  $ 109,757      100.00%   $  61,285      100.00%   $  67,903     100.00%
                                 =========   =========    =========   =========    =========  =========

(1)   Comprised of auto, credit card, personal and home equity.

(2) Comprised primarily of one- to four-family and multi-family mortgage loans.

(3) Comprise primarily of one- to four-family mortgage loans and student loans.

      Loan originations increased $35.4 million in fiscal 2002 to $65.9 million, compared to $30.5 million in fiscal 2001 as a result of a continued focus in lending.

      Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. Finally, the market areas in which the properties that secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

      In an effort to reduce these risks, with its existing personnel and through the use of a quality control/loan review firm, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. A Lending Department officer monitors the inspection and confirms the review of each purchased loan. Carver Federal also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within ninety (90) days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

      Interest Rates and Loan Fees. Interest rates charged by Carver Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by Fannie Mae and SONYMA. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

      Carver Federal charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of between zero and one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

      In addition to the foregoing fees, Carver Federal receives fees for servicing loans for others, which in turn generally are sub-serviced for Carver Federal by a third party servicer. Servicing activities include the collection and processing of mortgage payments, accounting for loan repayment funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in the Bank's market area.

      Loan Maturity Schedule. The following table sets forth information at March 31, 2002 regarding the dollar amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below.

                              Due During the Year Ending March 31,
                              ------------------------------------
                                                                    Due three     Due five      Due ten      Due after
                                                                     to five       to ten      to twenty      twenty
                                2003        2004          2005        years         years        years         years       Total
                              --------    --------      --------    ---------     --------     ---------     ---------    --------
                                                                        (In thousands)
Real estate loans:
  One- to four-family         $     25    $     11      $     21     $    214     $  9,083      $ 11,075      $102,385    $122,814
  Multi-family                     653          --           132       25,162       43,937        26,354        22,351     118,589
  Non-residential                2,810          --            --        8,506       18,067         6,404         4,314      40,101
  Construction                  13,678          --            --           --           --            --            --      13,678
Consumer and business loans        219          --            --        2,109           --            --            --       2,328
                              --------    --------      --------     --------     --------     ---------      --------    --------
Total                         $ 17,385    $     11      $    153     $ 35,991     $ 71,087      $ 43,833      $129,050    $297,510
                              ========    ========      ========     ========     ========      ========      ========    ========

      The following table sets forth amounts in each loan category at March 31, 2002 that are contractually due after March 31, 2003, and whether such loans have fixed rates or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                    Due After March 31, 2003
                           ------------------------------------------
                             Fixed         Adjustable        Total
                           ----------      ----------      ----------
                                         (In thousands)
Real estate loans:
  One- to four-family      $   34,357      $   88,432      $  122,789
  Multifamily                  86,906          31,030         117,936
  Non-residential              25,956          11,335          37,291
Consumer and business             151           1,958           2,109
                           ----------      ----------      ----------
  Total                    $  147,370      $  132,755      $  280,125
                           ==========      ==========      ==========

ASSET QUALITY

      General. One of the Bank's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and marketing of foreclosed properties, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank's financial condition. Such strategies, as well as the Bank's concentration on one- to four-family and multifamily mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

      The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral should be adequate to secure the loan. A borrower's ability to pay typically is dependent primarily on employment and other sources of income which, in turn, is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets may also impact the borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

      Non-performing Assets. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver Federal's sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, Carver Federal seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, management may pursue foreclosure or other appropriate action.

      When a borrower fails to make a payment on a consumer loan, steps are taken by Carver Federal's loan department to have the delinquency cured and the loan restored to current status. With the exception of automobile loans, once the payment grace period has expired (10 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower. If the loan remains delinquent, it is reviewed for charge-off. The Bank's collection efforts generally continue after the loan is charged off.

      The following table sets forth information with respect to Carver Federal's non-performing assets at the dates indicated. Loans generally are placed on non-accrual status when they become 90 days delinquent.

                                                                                   At March 31,
                                                                     ------------------------------------------
                                                                      2002     2001     2000     1999     1998
                                                                     ------   ------   ------   ------   ------
                                                                               (Dollars in thousands)
Loans accounted for on a non-accrual basis (1):
  Real estate:
    One- to four-family                                              $  756   $  947   $  966   $  392   $1,134
    Multifamily                                                         253      978      870    1,051      258
    Non-residential                                                   1,754      565       --       --       --
    Construction                                                         23       23      122      560    3,089
  Consumer and business                                                  37        6      168      414    1,087
                                                                     ------   ------   ------   ------   ------
      Total non-accrual loans                                         2,823    2,519    2,126    2,417    5,568
                                                                     ------   ------   ------   ------   ------

Accruing loans contractually past due 90 days or more:
  Real estate:
    One- to four-family                                                  --       --       --      568    1,049
    Multifamily                                                          --       --       --      804       --
    Construction                                                         --       --       --      530       --
  Consumer and business                                                  --       --       --      183      226
                                                                     ------   ------   ------   ------   ------
      Total accruing 90-day past due loans                               --       --       --    2,085    1,275
                                                                     ------   ------   ------   ------   ------

Total of non-accrual and accruing 90-day past due loans               2,823    2,519    2,126    4,502    6,843
                                                                     ------   ------   ------   ------   ------

Other non-performing assets (2):
  Real estate:
    One- to four-family                                                  --       --      127      185       82
    Multi-family                                                         --       27       27       --       --
    Non-residential                                                      --      449      768       --       --
  Consumer and business                                                  --       --       16       99       --
                                                                     ------   ------   ------   ------   ------
Total other non-performing assets                                        --      476      938      284       82
                                                                     ------   ------   ------   ------   ------
Total non-performing assets (3)                                      $2,823   $2,995   $3,064   $4,786   $6,925
                                                                     ======   ======   ======   ======   ======

Non-performing loans to total loans                                    0.96%    0.88%    0.79%    1.66%    2.47%
Non-performing assets to total assets                                  0.63%    0.71%    0.73%    1.15%    1.58%

Troubled debt restructuring (4):
  Real estate:
    Multifamily and commercial                                       $   --   $   --   $   --   $   --   $  807
                                                                     ======   ======   ======   ======   ======

(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may be designated as an accruing loan that is contractually past due 90 days or more or if in the opinion of management the collection of additional interest is doubtful the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 2002, gross interest income of $288,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the year if the loans had been current throughout the year. Instead, there was no interest on such loans included in income during the period.

(2) Other non-performing assets represent property acquired by the Bank in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(3) Total non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

(4) Troubled debt restructurings, as defined under Statement of Financial Accounting Standards ("SFAS") No. 15, are loans where the creditor has, for economic or legal reasons, granted concessions to the debtor that the creditor would not otherwise consider.

      At March 31, 2002, total non-performing assets decreased by $172,000, or 5.7%, to $2.8 million, compared to $3.0 million at March 31, 2001.

      Loans accounted for on a non-accrual basis increased $304,000, or 12.1%, to $2.8 million at March 31, 2002, compared to $2.5 million at March 31, 2001. The increase primarily reflects an increase in non-performing non-residential real estate loans partially offset by decreases in non-performing one- to four-family and multifamily real estate loans.

      There were no accruing loans contractually past due 90 days or more at March 31, 2002 and March 31, 2001, reflecting the continued practice adopted by the Bank during fiscal 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

      There were no other non-performing assets at March 31, 2002, compared to $476,000 at March 31, 2001. The decrease reflects the sale of real estate acquired in settlement of loans.

      Asset Classification and Allowances for Losses. Federal regulations and the Bank's policies require the classification of assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

      At March 31, 2002, Carver Federal had $2.8 million of loans classified as substandard which represented 0.6% of the Bank's total assets and 7.7% of the Bank's tangible regulatory capital at March 31, 2002. There were no loans classified as doubtful or loss at March 31, 2002.

      The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the ability to collect the portfolio in a reasonable manner; and, that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver Federal"s assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal's reported financial condition and results of operations.

      Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. The Internal Asset Quality Review Committee conducts quarterly reviews of the Bank's loans and evaluates the need to establish general and specific allowances on the basis of this review. In addition, management actively monitors Carver Federal's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

      Carver Federal's Internal Asset Quality Review Committee reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Board has designated the Internal Asset Quality Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review. The Asset Liability and Interest Rate Risk Committee, a committee of the Board of Directors, establishes policy relating to internal classification of loans and also provides input to the Internal Asset Quality Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See "Lending Activities-Loan Purchases." Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

      At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. At March 31, 2002, the Bank had no real estate acquired in settlement of loans. See
Note 1 of Notes to Consolidated Financial Statements.

      The following table sets forth an analysis of Carver Federal's allowance for loan losses for the periods indicated.

                                                            Year Ended March 31,
                                                 ------------------------------------------
                                                  2002     2001     2000     1999     1998
                                                 ------   ------   ------   ------   ------
                                                           (Dollars in thousands)
Balance at beginning of period                   $3,551   $2,935   $4,020   $3,138   $2,246
                                                 ------   ------   ------   ------   ------
Loans charged off:
  Real estate:
    One- to four-family                              --      252      138       --       --
    Non-residential                                  --      194      171       --       --
  Consumer and business                             500      931    2,260    3,229      367
                                                 ------   ------   ------   ------   ------
      Total charge-offs                             500    1,377    2,569    3,229      367
                                                 ------   ------   ------   ------   ------

Recoveries:
  Construction                                       --       --       --       45       --
  One- to four-family                                 3       --       31       --       --
  Multifamily                                        --       --       40       --       --
  Non-residential                                    --       --       22       --       --
  Consumer and business                             174      200      292       37       --
                                                 ------   ------   ------   ------   ------
    Total recoveries                                177      200      385       82       --
                                                 ------   ------   ------   ------   ------
Net loans charged off                               323    1,177    2,184    3,147      367
  Provision for losses                              900    1,793    1,099    4,029    1,259
                                                 ------   ------   ------   ------   ------
Balance at end of period                         $4,128   $3,551   $2,935   $4,020   $3,138
                                                 ======   ======   ======   ======   ======

Ratio of net charge-offs to average loans
 outstanding                                       0.11%    0.42%    0.84%    1.17%    0.15%
Ratio of allowance to total loans                  1.41%    1.24%    1.07%    1.48%    1.11%
Ratio of allowance to non-performing assets (1)  146.23%  118.56%   95.79%   85.60%   45.30%

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

                                                                         At March 31,
                             ------------------------------------------------------------------------------------------------------
                                    2002                 2001                2000                  1999                1998
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                      Loans in             Loans in             Loans in             Loans in             Loans in
                                        Each                 Each                 Each                 Each                 Each
                                     Category to          Category to          Category to          Category to          Category to
                             Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                             ------  -----------  ------  -----------  ------- -----------  ------  -----------  ------  -----------
                                                                      (Dollars in thousands)
Loans:
  Real estate
    One- to four-family      $  429     41.28%    $1,198     54.71%    $1,050     55.54%    $  957     65.39%    $1,691     66.85%
    Multifamily               1,468     39.86        748     29.00        764     31.40        902     18.89        400     17.46
    Non-residential             729     13.48        353     12.52        202      8.28        251      8.33        111      4.53
    Construction                 76      4.60        290      2.46        272      2.33        424      3.98        340      5.66
  Consumer and business         377      0.78        962      1.31        647      2.45      1,486      3.41        596      5.50
  Unallocated                 1,049        --         --        --         --        --         --        --         --        --
                             ------    ------               ------               ------               ------               ------
Total allowance for loan
  losses                     $4,128    100.00%    $3,551    100.00%    $2,935    100.00%    $4,020    100.00%    $3,138    100.00%
                             ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

Investment Activities

      General. The Bank utilizes mortgage-backed and other investment securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, the Board considers, among other things, the Bank's yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

      The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank's liquidity policy requires that cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

      Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At March 31, 2002, the Bank had no securities classified as trading. At March 31, 2002, $89.8 million, or 85.1% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $15.6 million, or 14.9%, was classified as held-to-maturity.

      Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities in order to supplement loan production and achieve its asset/liability management goals. At March 31, 2002, mortgage-backed securities constituted 14.7% of total assets, as compared to 10.1% of total assets at March 31, 2001. Carver Federal maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, Fannie Mae and FHLMC participation certificates and collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. Government while Fannie Mae and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal's CMOs are primarily adjustable-rate CMOs issued by the Resolution Trust Corporation ("RTC"). Carver Federal also has invested in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

      Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation and Supervision--Federal Banking Regulation--QTL Test" and "Federal and State Taxation."

      The Bank seeks to avoid interest rate risk by investing in adjustable-rate mortgage-backed securities which at March 31, 2002 constituted $52.3 million, or 79.1% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

      The following table sets forth the carrying value of Carver Federal's mortgage-backed securities at the dates indicated. At the beginning of fiscal 2002 the Bank transferred $45.7 million of mortgage-backed securities from held-to-maturity to available-for-sale.

                                               At March 31,
                                    --------------------------------
                                      2002        2001        2000
                                    --------    --------    --------
                                             (In thousands)
Available-for-Sale:
  GNMA                              $ 10,584    $     --    $     --
  Fannie Mae                          11,451          --          --
  FHLMC                               28,249          --          --
  CMO                                    136          --          --
                                    --------    --------    --------
Total available-for-sale              50,420          --          --

Held-to-Maturity:
  GNMA                                 3,448       5,774       6,516
  Fannie Mae                           5,607      21,633      26,222
  FHLMC                                6,149      14,672      18,780
  SBA                                    439         594         760
  CMO                                     --         193       1,951
                                    --------    --------    --------
Total held to maturity                15,643      42,866      54,229
                                    --------    --------    --------
Total mortgage-backed securities    $ 66,063    $ 42,866    $ 54,229
                                    ========    ========    ========

      The following table sets forth the scheduled maturities, carrying values and fair values for Carver Federal's mortgage-backed securities at March 31, 2002. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                           Carrying      Fair
                                            Value        Value
                                          ---------    ---------
                                              (In thousands)
                Available-for-sale:
                One through five years    $     237    $     247
                Five through ten years        2,568        2,670
                After ten years              47,137       47,503
                                          ---------    ---------
                                          $  49,942    $  50,420
                                          =========    =========

                Held-to-maturity:
                One through five years    $      --    $      --
                Five through ten years          513          526
                After ten years              15,130       15,190
                                          ---------    ---------
                                          $  15,643    $  15,716
                                          =========    =========

      Other Investment Securities. In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds.

      The following table sets forth the carrying value of Carver Federal's other securities available-for-sale and held-to- maturity at the date indicated.

                                                       At March 31,
                                              -----------------------------
                                                2002       2001       2000
                                              -------    -------    -------
                                                      (In thousands)

    U.S. Government and Agency securities:
        Available-for-sale                    $39,401    $19,926    $24,952
        Held-to-maturity                           --     24,996     24,996
                                              -------    -------    -------
           Total other securities             $39,401    $44,922    $49,948
                                              =======    =======    =======

      The following table sets forth the scheduled maturities, carrying values and fair values for Carver Federal's investments at March 31, 2002.

                                              Carrying        Fair
                                               Value         Value
                                             ----------    ----------
                                                 (In thousands)

                   Available-for-sale:
                   One year or less          $   15,018    $   15,018
                   One through five years        24,645        24,383
                                             ----------    ----------
                                             $   39,663    $   39,401
                                             ==========    ==========

      Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see "Regulation and Supervision-- Federal Banking Regulation--Liquidity."

      The following table sets forth the carrying value of Carver Federal's investment in FHLB stock and liquid assets at the dates indicated.

                                            At March 31,
                                    ------------------------------
                                      2002       2001       2000
                                    --------   --------   --------
                                           (In thousands)

              FHLB stock            $  3,763   $  5,755   $  5,755
              Federal funds sold      21,100     23,700     11,300

Deposit Activity and Other Sources of Funds

      General. Deposits are the primary source of Carver Federal's funds for lending and other investment purposes. In addition to deposits, Carver Federal derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowed money may be used to supplement the Bank's available funds, and from time to time the Bank has borrowed funds from the FHLB and through repurchase agreements.

      Deposits. Carver Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. Carver Federal also holds deposits from various governmental agencies or authorities and corporations. Although the Board has authorized accepting brokered deposits, it has been the Bank's practice not to obtain these types of deposits, however, it may be considered as a source of funds if deemed necessary.

The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, the Bank's growth goals and applicable regulatory restrictions and requirements.

      During fiscal 2002, the Bank sold its branch located in East New York. As a result of this sale the Bank transferred approximately $16.4 million of deposits to the purchaser, City National Bank of New Jersey. During fiscal 2001, the Bank sold its branches located in Roosevelt and Chelsea, New York. The total amount of deposits transferred as a result of these sales was $8.4 and $14.1 million, respectively.

      The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver Federal between the dates indicated. Included in the net increase (decrease) in deposits before interest credited is the amount of deposits sold during the year ended March 31, 2002 and 2001 of $16.4 and $22.5 million, respectively.

                                                            Year Ended March 31,
                                                    ---------     ---------    ---------
                                                       2002          2001         2000
                                                    ---------     ---------    ---------
                                                           (Dollars in thousands)
Deposits at beginning of period                     $ 279,424     $ 281,941    $ 276,999
Net increase (decrease) before interest credited       37,403       (10,973)      (3,670)
Interest credited                                       8,127         8,456        8,612
                                                    ---------     ---------    ---------
Deposits at end of period                           $ 324,954     $ 279,424    $ 281,941
                                                    =========     =========    =========

Net increase (decrease) during the year:
    Amount                                          $  45,530     $  (2,517)   $   4,942
                                                    =========     =========    =========
    Percent                                              16.3%         -0.9%         1.8%
                                                    =========     =========    =========

         The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                        At March 31,
                               ---------------------------------------------------------------------------------------------------
                                           2002                              2001                              2000
                               -----------------------------    -------------------------------    -------------------------------
                                        Percent of  Weighted               Percent     Weighted               Percent     Weighted
                                          Total     Average               of Total     Average                of Total    Average
                                Amount   Deposits     Rate       Amount    Deposits      Rate       Amount    Deposits      Rate
                               -------- ----------  --------    --------  ---------    --------    --------   --------    --------
                                                                (Dollars in thousands)
Non-interest-bearing demand    $ 13,463      4.1%        --%    $ 11,409        4.1%        --%    $ 12,337        4.4%        --%
NOW accounts                     18,095      5.6        1.24      14,757        5.3        1.71      18,873        6.7        1.66
Savings and club                126,779     39.0        1.71     132,645       47.5        2.32     145,277       51.5        2.51
Money Market savings account     15,232      4.7        1.78      15,718        5.6        2.62      19,418        6.9        3.25
Certificates of deposit         151,385     46.6        2.73     104,895       37.5        4.55      86,036       30.5        4.70
                               --------   ------    --------    --------   --------    --------    --------   --------    --------
Total                          $324,954    100.0%       2.18%   $279,424      100.0%       3.04%   $281,941      100.0%       3.06%
                               ========   ======                ========   ========                ========   ========

         The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 2002.

                                                       At March 31, 2002                                      Total at
                                                      Period to Maturity                                      March 31,
                         ---------------------------------------------------------------------------   -----------------------
                          Less Than                               After                    Percent
                          One Year    1-2 Years    2-3 Years     3 Years       Total       of Total       2001         2000
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                          (Dollars in thousands)
1%-1.99%                 $   22,138   $       --   $       --   $       --   $   22,138         14.6%  $       --   $       --
2%-3.99%                     58,390       26,638       10,495           --       95,523         63.1          752        5,129
4%-5.99%                         --           --           --       33,724       33,724         22.3      104,143       80,907
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Total                 $   80,528   $   26,638   $   10,495   $   33,724   $  151,385        100.0%  $  104,895   $   86,036
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

      Carver Federal's certificates of deposit of $100,000 or more were $90.6 million as of March 31, 2002.

      Borrowed Money. Savings deposits historically have been the primary source of funds for Carver Federal's lending, investment and general operating activities. Carver Federal is authorized, however, to use advances and securities sold under agreement to repurchase ("Repos") from the FHLB and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver Federal is required to own stock in the FHLB and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are secured by Carver Federal's stock in the FHLB and a blanket pledge of Carver Federal's mortgage loan and mortgage-backed securities portfolios.

      One of the elements of Carver Federal's investment strategy is to leverage the balance sheet by increasing liabilities with FHLB advances and Repos and investing borrowed funds primarily in adjustable-rate mortgage loans. The Bank seeks to match as closely as possible the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2002, Carver Federal had outstanding $75.3 million in FHLB advances and no Repos.

      The following table sets forth certain information regarding Carver Federal's borrowed money at the dates and for the periods indicated:

                                                               At or for the Year Ended
                                                                     March 31,
                                                               ------------------------
                                                                 2002           2001
                                                               --------       --------
                                                                (Dollars in thousands)
Amounts outstanding at the end of period:
  FHLB advances                                                $ 75,262       $100,299
  Repos                                                              --          4,930
Weighted average rate paid at period end:
  FHLB advances                                                    4.18%          5.84%
  Repos                                                              --%          6.70%
Maximum amount of borrowing outstanding at any month end:
  FHLB advances                                                $100,094       $102,314
  Repos                                                          14,930         31,337
Approximate average amounts outstanding for period:
  FHLB advances                                                $ 76,141       $ 80,591
  Repos                                                           2,888         17,165
Approximate weighted average rate paid during period:
  FHLB advances                                                    5.50%          5.72%
  Repos                                                            5.91%          5.99%

Subsidiary Activities

      The Holding Company is the parent of two wholly owned subsidiaries, Carver Federal and Alhambra.

      On March 8, 1995, the Bank formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2002, this subsidiary had $221,000 in total capital and net operating income of $63,000. At March 31, 2002 there was no real estate owned pending disposition. The Bank also owns CFSB Credit Corp., currently an inactive subsidiary originally formed to undertake the Bank's credit card issuance.

Market Area and Competition

      The Bank's primary market area for deposits consists of the areas served by its five branches, and the Bank considers its lending market to include Bronx, Kings, Manhattan, Queens and Richmond counties, together comprising New York City, and lower Westchester County, New York. See "Item 2 - Properties."

      Although Carver Federal's branches are located in areas that have been historically underserved by other financial institutions, Carver Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA") and the improving economic conditions in its market area. The Bank's competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. Competition for deposits also comes from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Many of Carver Federal's competitors have substantially greater resources than Carver Federal and offer a wider array of financial services and products than Carver Federal. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors' larger presence in the New York market add to the challenges Carver Federal faces in expanding its current market share. The Bank believes that it can compete with these institutions by offering a competitive range of services as well as through personalized attention and community commitment.

Employees

      As of March 31, 2002, Carver had 100.5 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. The Bank considers its employees relations to be satisfactory.

REGULATION AND SUPERVISION

General

      The Bank is subject to extensive regulation, examination, and supervision by its primary regulator, the OTS. The Bank's deposit accounts are insured up to applicable limits by the FDIC, and it is a member of the FHLB. The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Holding Company, as a savings association holding company, is subject to regulation, examination, and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws. Any change in such laws and regulations whether by the OTS, the FDIC or through legislation could have a material adverse impact on the Bank and the Holding Company and their operations and stockholders.

      On November 12, 1999, landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("Gramm-Leach") became law. Gramm-Leach repeals historical restrictions, and eliminates many federal and state law barriers to, affiliations among banks and securities firms, insurance companies and other financial service providers.

Federal Banking Regulation

      Activity Powers. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law.

      Loans to One Borrower Limitations. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily marketable collateral. At March 31, 2002, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $5.5 million. Following a field visit that concluded on December 2, 1998, because of their review of the potential negative impact of possible write-offs that might have impacted capital levels at that time, the Bank was directed by the OTS to abstain from originating new loans that individually or in the aggregate exceed $2.0 million to one borrower or group of related borrowers without prior approval from the OTS. The Bank plans to seek revision of this limitation. The Bank currently complies with applicable loans to one borrower limitations.

      QTL Test. Under federal law, the Bank must comply with a qualified thrift lender ("QTL") test. Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans. At March 31, 2002, the Bank maintained approximately 76.0% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

      If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter.

      Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

      (1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under OTS regulations;

      (2) a leverage ratio requirement of 8% of core capital to such adjusted total assets; and

      (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

      The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

      Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

      At March 31, 2002, the Bank met each of its capital requirements.

      Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank's net income for that year plus the Bank's retained net income for the previous two years. In other cases, as a savings association subsidiary of a savings and loan holding company, the Bank will have to file a notice.

      The OTS may disapprove of a notice or application if:

            o the Bank would be undercapitalized following the distribution;

            o the proposed capital distribution raises safety and soundness concerns; or

            o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      Liquidity. The Bank maintains liquidity levels to meet operational needs. In the normal course of business, the levels of liquid assets during any given period are dependent on operating, investing and financing activities. Cash and due from banks, federal funds sold and repurchase agreements with maturities of three months or less are the Bank's most liquid assets. The Bank maintains a liquidity policy that sets minimum requirements to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2002, the Bank's liquidity ratio was 7.99% of liquid assets to total assets which is in excess of minimum requirements.

      Branching. Subject to certain limitations, federal law permits federally chartered savings associations to establish branches in any state of the United States. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under federal law and OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

      Community Reinvestment. Under the CRA, as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination conducted in 2001.

      CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

            o a lending test, to evaluate the institution's record of making loans in its assessment areas;

            o an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

            o a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

      Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

      The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

      Enforcement. The OTS has primary enforcement responsibility over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

      Standards for Safety and Soundness. The OTS has adopted guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, OTS regulations authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

      Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is authorized and, in some cases, required to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's regulatory capital:

            o well-capitalized;

            o adequately capitalized;

            o undercapitalized; or

            o critically undercapitalized.

      As of March 31, 2002, the Bank was considered well-capitalized by the OTS. When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law.

      Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund ("SAIF") of the FDIC, and the Bank pays its deposit insurance assessments to the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures the deposits of banks and state chartered savings banks. Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of the deposit insurance fund to 1.25%.

      In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on the bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York ("FHLB-NY"), which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, but not less than $500 or 5% of its outstanding advances from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2002 of $3.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

      FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be adversely affected.

      Under Gramm-Leach, membership in the FHLB system is now voluntary for all federally-chartered savings associations such as the Bank. Gramm-Leach also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized:
Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

      Federal Reserve System. Under the Federal Reserve Board's regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. Federal Reserve Board regulations generally require that
(a) reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by the Federal Reserve Board, and
(b) a reserve of $1.2 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

      Privacy Protection. Effective July 1, 2001, financial institutions, including Carver Federal, became subject to OTS regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties. The implementation of these regulations did not have a material adverse effect on our operations.

      Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and we cannot predict whether any of them will become law or what impact, if any, these bills will have if enacted into law.

      On February 1, 2001, the OTS and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The Bank developed a policy to comply with the guidelines prior to their effective date of July 1, 2001, and implementation of such policy is not expected to have a material adverse effect on the Bank's operations.

      Holding Company Regulation. The Holding Company is a savings and loan holding company regulated by the OTS. As such, the Holding Company is registered with and is subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

      Gramm-Leach restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as Carver, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

      Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Holding Company, directly or indirectly, from acquiring:

            o control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

            o through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior OTS approval; or

            o control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

            o in the case of certain emergency acquisitions approved by the FDIC;

            o if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

            o if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

      Federal Securities Laws. The Holding Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended ("Exchange Act").

      Delaware Corporation Law. The Holding Company is incorporated under the laws of the State of Delaware. Thus, it is subject to regulation by the State of Delaware and the rights of its shareholders are governed by the General Corporation Law of the State of Delaware.

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

      Other Federal Regulation. In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

            o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering programs.

            o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with the other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

            o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

            o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

            o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Holding Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable-year ending March 31st, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Holding Company.

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

      Corporate Alternative Minimum Tax. The Code imposes an Alternative Minimum Tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

State and Local Taxation

      State of New York. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State tax rates for fiscal years 2001 and 2002 are 10% and 9.36%, respectively, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

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

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

      The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of May 31, 2002. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

Name                        Age           Position
-------------------------   ---           --------------------------------------------------------------
Deborah C. Wright           44            President and Chief Executive Officer, Director
Frank Deaton                33            Senior Vice President and Chief Auditor
Linda J. Dunn               46            Senior Vice President, General Counsel and Corporate Secretary
William Gray                47            Senior Vice President and Chief Financial Officer
Margaret Peterson           51            Senior Vice President and Chief Administrative Officer
Devon W. Woolcock           36            Senior Vice President and Chief of Retail Banking

      Deborah C. Wright is currently President and Chief Executive Officer and a Director of the Holding Company and Carver Federal, positions she assumed on June 1, 1999. Prior to assuming her current positions, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was named by Mayor David N. Dinkins to the New York City Housing Authority Board, which manages New York City's 189,000 public housing units. She is a member of the Board of Overseers of Harvard University and serves on the boards of Kraft Foods, Inc., The Lower Manhattan Development Corporation, the Initiative for a Competitive Inner City, The New York City Partnership, Inc. and the Ministers and Missionaries Benefit Board of the American Baptist Churches. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

      Frank Deaton is Senior Vice President and Chief Auditor. He joined Carver in May 2001. Mr. Deaton was previously Vice President and Risk Review Manager with Key Bank in Cleveland, Ohio. He joined Key Bank in 1990 and was responsible for developing the scope and overseeing completion of credit, operational and regulatory compliance audits for a variety of business units. Mr. Deaton is a Certified Bank Auditor and a member of the Institute of Internal Auditors.

      Linda J. Dunn is Senior Vice President, General Counsel and Corporate Secretary. She joined Carver in June 2001. Ms. Dunn had been a corporate associate at the law firm Paul, Weiss, Rifkind, Wharton & Garrison since 1994. She was an Assistant Vice President in the Consumer Products Division of Chemical Bank from 1987 to 1991. From 1983 to 1987, she was employed at American/National Can Company where she held various positions from Financial Analyst to Manager of Performance Analysis in the Specialty Food Products Division. Ms. Dunn earned A.B., M.B.A. and J.D. degrees from Harvard University.

      William Gray is Senior Vice President and Chief Financial Officer. He joined Carver in February 2002. Mr. Gray had been a Vice President at the Dime Savings Bank of New York. He was responsible for accounting, reporting, budgeting and forecasting for the Retail Banking, Commercial Real Estate, Consumer Lending and Business Banking divisions of Dime. Mr. Gray earned a B.A. in accounting from Adelphi University in 1986.

      Margaret D. Peterson is Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities, Vendor Management and other support activities. Ms. Peterson joined Carver in October 1999. She came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, Ms. Peterson was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. In addition to her 12 years in Human Resources, Ms. Peterson has ten years of Systems and Technology experience from various positions held at each of JP Morgan and Chase Manhattan Bank. Ms. Peterson is a member of the Board of Friends of Columbia University's Double Discovery Center. Ms. Peterson earned a Bachelors Degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association.

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

Changes in Executive Management

      In May 2001, James Boyle resigned as Chief Financial Officer of the Company. William Schult, Vice President and Controller, served as Acting Chief Financial Officer from June 2001 to February 2002 when he left the Company. Walter Bond and J. Kevin Ryan left the Company in December 2001 and March 2002, respectively. Frank Deaton was appointed Senior Vice President and Chief Auditor of the Company in May 2001, Linda J. Dunn was appointed Senior Vice President, General Counsel and Secretary of the Company in June 2001 and William Gray was appointed Senior Vice President and Chief Financial Officer of the Company in February 2002. For a description of the business experience of the executive officers, see "Executive Officers of the Holding Company."

      Catherine A. Papayiannis joined Carver as Executive Vice President and Chief Operating Officer in June 2002. Ms. Papayiannis was previously Senior Vice President/Director of Community Banking at Atlantic Bank of New York, where she oversaw the regional retail distribution network, the offsite ATM network, wealth and cash management services, residential and consumer lending and small business banking.

ITEM 2. PROPERTIES.

      The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2002.

                                                        Lease
                                  Year     Owned or  Expiration      Net Book
                                 Opened     Lease       Date           Value
                              --------------------------------------------------
                                                                  (In thousands)

MAIN OFFICE
75 West 125th Street              1996      Owned                     $ 5,489
New York, NY

BRANCH OFFICES:
1281 Fulton Street
Brooklyn, NY                      1989      Owned                       1,244
(Bedford-Stuyvesant Office)

1009-1015 Nostrand Avenue
Brooklyn, NY                      1975      Owned                         200
(Crown Heights Office)

115-02 Merrick Boulevard
Jamaica, NY                       1982      Leased    2/28/2011           268
(St Alban's Office)

130 Malcolm X Boulevard
New York, NY                      2001      Leased    5/31/2006           599
(Malcolm X  Blvd. Office)
                                                                      -------
            Total                                                     $ 7,800
                                                                      =======

      The net book value of Carver Federal's investment in premises and equipment totaled approximately $10.3 million at March 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Bank in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2002, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject.

      On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver Federal employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). On or about January 12, 1999, Carver Federal and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver Federal on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged the following causes of action, which relate to the Agreement and St. Rose's separation from Carver Federal: (1) breach of contract; (2) promissory estoppel; and (3) fraudulent misrepresentation. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel and fraudulent misrepresentation causes of action.

      On or about August 18, 1999, Carver Federal moved to dismiss St. Rose's fraudulent misrepresentation cause of action and the Court granted Carver Federal's motion to dismiss. Carver Federal has not filed an answer in the St. Rose Action. By written stipulation of the parties, Carver Federal's time to file an answer to St. Rose's complaint has been extended without date. Carver Federal plans to assert claims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal, which obligations remain outstanding as of the date of this Form 10-K. The parties have had intermittent settlement discussions, but have not reached an agreement. If the parties do not reach a settlement, Carver Federal intends to continue to defend the St. Rose Action vigorously.

      Carver Federal is also a defendant in an action brought by Ralph Williams (the "Williams Action") and an action brought by Janice Pressley (the "Pressley Action" and, together with the Williams Action, the "Actions"), both of which arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors, and plaintiff Pressley is a former treasurer, of Northeastern, a federal credit union that maintained accounts with Carver Federal and other banks in the New York metropolitan area. Plaintiffs' complaints (which are virtually identical) allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. On or about November 22, 2000, Williams filed his pro se complaint against the NCUA, Carver Federal, Chase Manhattan Bank ("Chase"), Astoria Federal Savings and Loan Association and Reliance Federal Savings Bank (Carver Federal with the last three defendants, collectively the "Bank Defendants") seeking damages in the amount of $1 million plus certain additional unspecified amounts. On or about November 22, 2000, plaintiff Pressley filed her pro se action against the same defendants seeking unspecified compensatory and punitive damages. Williams seeks damages for the allegedly "unauthorized" or "invalid" actions of the NCUA Board in taking control of Northeastern as well as damages for discrimination and civil rights violations. Pressley seeks damages based on identical allegations except that she also alleges certain claims of employment discrimination.

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

      The Bank Defendants' motion to dismiss was denied without prejudice insofar as it applied to the Williams Action solely for the reason that it was a motion addressed to both Actions prior to the issuance of an order consolidating these cases. The Bank Defendants have refiled their motion to dismiss the Williams Action and it is sub judice. If the motion to dismiss is not granted, Carver Federal intends to defend the Williams Action vigorously. On September 20, 2001 the court granted the Bank Defendants' motion to dismiss the Pressley Action. Pressley has appealed the dismissal. Carver Federal is vigorously opposing the appeal.

      On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark"), the former President and CEO of Carver, filed suit against Carver Federal and certain individual defendants in the Supreme Court of the State of New York, County of New York (the "Clark Action"). Clark claims that the defendants should be forced to obtain approval from the OTS to pay severance benefits that Clark believes Carver Federal owes him under an employment agreement. Clark seeks injunctive relief and asserts claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, the defendants moved to dismiss the complaint in its entirety and in November 2001 the court dismissed the breach of contract action against the individual defendants and the equitable estoppel and estoppel by contract claims against all defendants. Carver Federal appealed the failure to dismiss the breach of contract claims. If Carver Federal does not prevail in the appeal, Carver Federal intends to vigorously defend this action.

      On or about January 28, 2002, plaintiff Monique Barrow, a former employee, filed suit against Carver Federal in the United States District Court for the Southern District of New York alleging pregnancy discrimination in violation of the Family Medical Leave Act, New York State and New York City laws. The plaintiff seeks compensatory damages in an amount not less than $5 million, punitive, liquidated and other compensatory damages in an amount not less than $10 million, as well as reinstatement to her former position. Carver Federal has answered the complaint denying any liability, and in the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Holding Company held its Annual Meeting on February 26, 2002 for the fiscal year ended March 31, 2001.

      The purpose of the Annual Meeting was to vote on the following proposals:

      1.    The election of three directors for terms of three years each; and

      2. The ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ended March 31, 2002.

      The results of voting were as follows:

Proposal 1:  Election of Directors:
             Holding Company Nominees

             David L. Hinds                               For        2,133,173
                                                          Withheld      16,326

             Pazel G. Jackson, Jr.                        For        2,133,198
                                                          Withheld      16,301

             Deborah C. Wright                            For        2,131,537
                                                          Withheld      17,962


Proposal 2:  Ratification of Appointment of Independent   For        2,142,717
             Auditors                                     Against        5,255
                                                          Abstain        1,527

      In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual Meeting:
Frederick O. Terrell, Kevin Cohee, Robert Holland, Jr., Teri Williams and Strauss Zelnick.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      The Holding Company's common stock is listed on the American Stock Exchange under the symbol "CNY." Prior to May 21, 1997, the common stock traded on the National Market of The Nasdaq Stock Market under the symbol "CARV." As of May 31, 2002, there were 2,316,358 shares of the common stock outstanding, held by approximately 1,140 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

                         High        Low       Dividend                                High        Low       Dividend
                        ------      ------     --------                               ------      ------     --------
Fiscal Year 2002                                              Fiscal Year 2001
June 30, 2001           $ 9.18      $ 8.60      $   --        June 30, 2000           $10.94      $ 7.50      $   --
September 30, 2001      $10.13      $ 8.15      $   --        September 30, 2000      $11.13      $ 7.88      $   --
December 31, 2001       $ 9.80      $ 8.64      $   --        December 31, 2000       $ 9.75      $ 7.00      $   --
March 31, 2002          $11.49      $ 9.60      $ 0.05        March 31, 2001          $10.60      $ 8.60      $ 0.05

      On January 29, 2002, the Holding Company's Board of Directors declared a cash dividend of $0.05 per common share, payable on March 5, 2002, to common stockholders of record at the close of business on February 15, 2002. The

Board of Directors of the Holding Company has not determined to establish a regular dividend at this time, but will review the Company's position periodically for the possible declaration of additional dividends. The timing and amount of future dividends will be within the discretion of the Holding Company's Board and will depend on the earnings of the Holding Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board.

      The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                           At or for the Fiscal Year Ended March 31,
                                                           -------------------------------------------------------------------------
                                                             2002           2001             2000             1999           1998
                                                           --------      ---------        ---------        ---------       --------
                                                                        (Dollars in thousands, except per share data)
Selected Financial Condition Data:
Assets                                                     $449,710      $ 424,500        $ 420,119        $ 416,483       $437,458
Loans, net                                                  289,114        283,437          270,148          270,522        274,954
Securities                                                  105,464         87,788          104,177           96,502        119,524
Cash and cash equivalents                                    34,851         31,758           22,202           21,321         15,120
Deposits                                                    324,954        279,424          281,941          276,999        274,894
Borrowed funds                                               75,651        105,600           98,578          102,038        124,946
Stockholders' equity                                         36,742         32,096           32,641           31,175         35,534
Number of Deposit accounts                                   41,200         44,751           54,597           58,113         51,550
Number of offices                                                 5              5                7                7              7

Operating Data:
Interest income                                              28,254         28,307           27,367           28,473         27,828
Interest expense                                             12,047         14,278           14,009           14,815         15,019
                                                           --------      ---------        ---------        ---------       --------
Net interest income                                          16,207         14,029           13,358           13,658         12,809
Provision for loan losses                                       900          1,793            1,099            4,029          1,260
                                                           --------      ---------        ---------        ---------       --------
  Net interest income after provision for loan losses        15,307         12,236           12,259            9,629         11,549
Non-interest income                                           4,485          2,934            2,539            2,382          2,351
Non-interest expenses                                        14,198         15,461           15,823           17,963         11,651
                                                           --------      ---------        ---------        ---------       --------
Income (loss) before income taxes                             5,594           (291)          (1,025)          (5,952)         2,249
Income tax (benefit)                                            881             98              110           (1,499)         1,203
                                                           --------      ---------        ---------        ---------       --------
Net income (loss)                                          $  4,713      $    (389)       $  (1,135)       $  (4,453)      $  1,046
                                                           ========      =========        =========        =========       ========
Diluted earnings (loss) per common share                   $   1.89      $   (0.26)       $   (0.53)       $   (2.02)      $   0.48
                                                           ========      =========        =========        =========       ========

Selected Statistical Data:
Return on average assets (1)(3)                                1.11%         (0.07)%          (0.27)%          (1.05)%         0.25%
Return on average equity (2)(3)                               13.78          (0.89)           (3.29)          (12.70)          3.00
Net interest margin (4)                                        4.05           3.61             3.47             3.43           3.27
Average interest rate spread (5)                               3.92           3.48             3.38             3.29           3.14
Efficiency ratio (3) (6)                                      77.89          96.93           104.31           112.02          76.85
Operating expense to average assets (3) (7)                    3.33           3.72             3.82             4.22           2.80
Equity to total assets at end of period                        8.17           7.56             7.77             7.49           8.12
Average equity to average assets                               8.03           7.85             8.33             8.24           8.39
Dividend payout ratio (8)                                      2.55         (17.24)           (5.17)           (2.60)         11.06

Asset Quality Ratios:
Non-performing assets to total assets (9)                      0.63%          0.71%            0.73%            1.15%          1.58%
Non-performing assets to total loans receivable (9)            0.96           1.04             1.12             1.66           2.47
Allowance for loan losses to total loans receivable            1.41           1.24             1.07             1.48           1.11

(1)   Net income divided by average total assets.

(2)   Net income divided by average total equity.

(3) For fiscal 1999, excluding non-recurring expenses amounting to $7.8 million, the return on average assets, return on average equity, operating expenses to average assets and efficiency ratio were 0.24%, 2.85%, 2.98%, and 78.94%.

(4)   Net interest income divided by average interest-earning assets.

(5) The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Non-interest expense (other than real estate owned expenses) divided by the sum of net interest income and non-interest income (other than net security gains and losses and other non-recurring income).

(7) Non-interest expense less real estate owned expenses, divided by average total assets.

(8) Dividends paid to common stockholders as a percentage of net income (loss) available to common stockholders.

(9) Non performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

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

      The operations of Carver are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings.

Asset/Liability Management

      Net interest income, the primary component of Carver's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. Management has sought to reduce Carver's exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate loans for its portfolio, investment in adjustable-rate mortgage-backed securities and shorter-term investment securities and the sale of all long-term fixed-rate loans originated into the secondary market. The Bank has also reduced interest rate risk through its origination and purchase of primarily adjustable-rate mortgage loans and extension of the term of borrowings.

Discussion of Market Risk--Interest Rate Sensitivity Analysis

      As a financial institution, the Bank's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of Carver's interest-bearing liabilities and virtually all of Carver's interest-earning assets are located at the Bank, virtually all of Carver's interest rate risk ("IRR") exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

      Carver seeks to manage its IRR by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, Carver also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, there are a variety of factors which influence the repricing characteristics of any given asset or liability.

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate-sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of rate-sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income, and during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a negative one-year gap equal to 25.43% of total rate-sensitive assets at March 31, 2002, as a result of which its net interest income could be negatively affected by rising interest rates, and positively affected by falling interest rates.

      The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 2002. Maturity repricing dates have been projected by applying prepayment rates which management believes are appropriate. The information presented in the following table is derived in part from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                                                   Over One
                                          Three or    Four to       Through    Over Three    Over Five     Over
                                            Less       Twelve        Three      Through       Through       Ten
                  Months                   Months      Months        Years     Five Years    Ten Years     Years       Total
---------------------------------------   --------    ---------    ---------   -----------   ----------   --------    --------
                                                                      (Dollars in thousands)
Rate Sensitive Assets:

Loans and Mortgage Backed Securities(1)   $     14    $  17,385    $     438    $  35,990    $  74,338    $235,422    $363,587
Federal Funds Sold                          21,100           --           --           --           --          --      21,100
Investment Securities                        6,999        8,019       16,858        7,525           --       3,763      43,164
                                          --------    ---------    ---------    ---------    ---------    --------    --------
Total interest-earning assets             $ 28,113    $  25,404    $  17,296    $  43,515    $  74,338    $239,185    $427,851
                                          ========    =========    =========    =========    =========    ========    ========
Rate Sensitive Liabilities:

NOW accounts                              $  1,629    $   2,170    $   4,706    $   2,353    $   3,619    $  3,618    $ 18,095
Savings Accounts                             5,071        6,403       10,921       20,278       39,855      44,251     126,779
Money market accounts                        2,894        8,987        1,522        1,219          305         305      15,232
Certificate of Deposits                     28,204       91,460       18,874       12,847           --          --     151,385
Borrowings                                  15,000          500       29,889       29,974           --         288      75,651
                                          --------    ---------    ---------    ---------    ---------    --------    --------
Total interest-bearing liabilities        $ 52,798    $ 109,520    $  65,912    $  66,671    $  43,779    $ 48,462    $387,142
                                          ========    =========    =========    =========    =========    ========    ========

Interest Sensitivity Gap                  $(24,685)   $ (84,117)   $ (48,616)   $ (23,156)   $  30,560    $190,723    $ 40,709

Cumulative Interest Sensitivity Gap       $(24,685)   $(108,801)   $(157,417)   $(180,573)   $(150,014)   $ 40,709          --
Ratio of Cumulative Gap to Total Rate
Sensitive assets                            -5.77%      -25.43%      -36.79%      -42.20%      -35.06%        9.51%         --

      (1)   Includes securities available-for-sale.

      In addition, it is assumed that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

      Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in Carver's portfolio contain conditions that restrict the periodic change in interest rate.

      Net Portfolio Value ("NPV") Analysis. As part of its efforts to maximize net interest income and manage the risks associated with changing interest rates, management uses the NPV methodology.

      Under this methodology, IRR exposure is assessed by reviewing the estimated changes in net interest income ("NII") and NPV that would hypothetically occur if interest rates rapidly rise or fall all along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

      Presented below, as of March 31, 2002, is an analysis of the Bank's IRR as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the Bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.

                                               Net Portfolio Value                            NPV as a % of PV of Assets
                             --------------------------------------------------------    --------------------------------------
        Change in Rate           $ Amount          $ Change            % Change              NPV Ratio            Change
      --------------------   ----------------- ------------------  ------------------    ------------------  ------------------
                                                                  (Dollars in thousands)
                  +300 bp              56,403            -10,126                -15%                12.23%             -166 bp
                  +200 bp              60,599             -5,930                 -9%                12.96%             - 94 bp
                  +100 bp              64,051             -2,478                 -4%                13.52%             - 37 bp
                     0 bp              66,529                 --                 --                 13.89%                  --
                 (100) bp              67,623              1,094                  2%                14.00%             + 11 bp

                                                                      March 31, 2002
                                                                   ------------------
Risk Measures: +200 BP Rate Shock
Pre-Shock NPV Ratio: NPV as % of PV of Assets                                 13.89%
Post-Shock NPV Ratio                                                          12.96%
Sensitivity Measure; Decline in NPV Ratio                                     -94 bp

      Certain shortcomings are inherent in the methodology used in the above IRR measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Carver's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of Carver's IRR exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver's net interest income and will differ from actual results.

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

      The table also presents information for the years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's profitability is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                         At March 31, 2002              Year Ended March 31, 2002
                                                     ------------------------     --------------------------------------
                                                                    Average        Average
                                                       Balance       Yield         Balance       Interest       Yield
                                                     ----------    ----------     ----------    ----------    ----------
                                                                            (Dollars in thousands)
Interest-earning Assets:
Loans (1)                                            $  289,114          6.98%    $  297,130    $   22,586          7.60%
Investment securities (2)                                43,164          3.81%        38,505         2,324          6.04%
Mortgage-backed securities                               66,063          5.58%        50,450         2,918          5.78%
Federal funds                                            21,100          0.89%        13,662           426          3.12%
                                                     ----------    ----------     ----------    ----------    ----------
  Total interest-earning assets                         419,441          6.13%       399,747        28,254          7.07%
Non-interest-earning assets                              30,269                       26,177
                                                     ----------                   ----------
  Total assets                                       $  449,710                   $  425,924
                                                     ==========                   ==========

Interest-bearing Liabilities:
Deposits:
    Checking                                             18,095          1.24%        21,114           237          1.12%
    Savings and clubs                                   126,779          1.71%       126,065         2,342          1.86%
    Money market accounts                                15,232          1.78%        16,181           302          1.87%
    Certificates of deposit                             151,385          2.73%       133,624         5,246          3.93%
                                                     ----------    ----------     ----------    ----------    ----------
  Total deposits                                        311,491          2.18%       296,984         8,127          2.74%
Borrowed money                                           75,651          3.95%        78,153         3,920          5.02%
                                                     ----------    ----------     ----------    ----------    ----------
  Total deposits and interest-bearing liabilities       387,142          2.53%       375,137        12,047          3.21%
Non-interest-bearing liabilities:
    Checking                                             13,463                        7,781
    Other liabilities                                    12,363                        8,809
                                                     ----------                   ----------
  Total liabilities                                     412,968                      391,727
Stockholders' equity                                     36,742                       34,197
  Total liabilities and stockholders' equity         $  449,710                   $  425,924
                                                     ==========                   ==========
Net interest income                                                                             $   16,207
                                                                                                ==========

Average interest rate spread                                             3.60%                                      3.86%
                                                                   ==========                                 ==========

Net interest margin                                                      3.75%                                      4.05%
                                                                   ==========                                 ==========

Ratio of average interest-earning assets to
  interest-bearing liabilities                                         108.34%                                    106.56%
                                                                   ==========                                 ==========

                                                                           Year Ended March 31,
                                              ----------------------------------------------------------------------------------
                                                              2001                                       2000
                                              --------------------------------------     ---------------------------------------
                                                Average                                    Average
                                                Balance      Interest       Yield          Balance      Interest        Yield
                                              ----------    ----------    ----------     ----------    ----------     ----------
                                                                            (Dollars in thousands)
Interest-earning Assets:
Loans (1)                                     $  278,264    $   21,398          7.69%    $  259,408    $   19,443           7.50%
Investment securities (2)                         43,350         2,874          6.63%        57,357         3,593           6.26%
Mortgage-backed securities                        48,899         3,012          6.16%        55,075         3,641           6.61%
Federal funds                                     18,256         1,023          5.60%        13,000           690           5.31%
                                              ----------    ----------    ----------     ----------    ----------     ----------
  Total interest-earning assets                  388,769        28,307          7.28%       384,840        27,367           7.12%
Non-interest-earning assets                       27,127                                     29,220
                                              ----------                                 ----------
  Total assets                                $  415,896                                 $  414,060
                                              ==========                                 ==========

Interest-bearing Liabilities:
Deposits:
    Checking                                      15,926           253          1.59%        18,032           314           1.74%
    Savings and clubs                            137,305         3,051          2.22%       143,908         3,650           2.54%
    Money market accounts                         17,598           412          2.34%        19,578           631           3.22%
    Certificates of deposit                       94,006         4,740          5.04%        86,316         4,017           4.65%
                                              ----------    ----------    ----------     ----------    ----------     ----------
  Total deposits                                 264,835         8,456          3.19%       267,834         8,612           3.22%
Borrowed money                                    99,783         5,822          5.84%        95,769         5,397           5.64%
                                              ----------    ----------    ----------     ----------    ----------     ----------
  Total interest-bearing liabilities             364,618        14,278          3.92%       363,603        14,009           3.85%
Non-interest-bearing liabilities:
    Checking                                      11,568                                     11,388
    Other liabilities                              7,072                                      4,596
                                               ----------                                ----------
Total liabilities                                383,258                                    379,587
Stockholders' equity                              32,638                                     34,473
                                               ----------                                ----------
Total liabilities and stockholders' equity    $  415,896                                 $  414,060
                                              ==========                                 ==========
Net interest income                                         $   14,029                                 $   13,358
                                                            ==========                                 ==========

Interest rate spread                                                            3.36%                        3.27%
                                                                          ==========                   ==========

Net interest margin                                                             3.61%                        3.47%
                                                                          ==========                   ==========

Ratio of avg interest-earning assets to
  interest-bearing liabilities                                                106.62%                      105.84%
                                                                          ==========                   ==========

(1)   Includes non-accrual loans.

(2)   Includes FHLB stock.

Rate/Volume Analysis

      The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to
(i) changes in volume (changes in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume), and (iii) changes in rate/volume. Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

                                                                                 Year Ended March 31,
                                                       -------------------------------------------------------------------------
                                                                 2002 vs. 2001                          2001 vs. 2000
                                                           Increase (Decrease) due to            Increase (Decrease) due to
                                                       ----------------------------------     ----------------------------------
                                                        Volume        Rate        Total        Volume        Rate        Total
                                                       --------     --------     --------     --------     --------     --------
                                                                                 (Dollars in thousands)

Interest-earning assets:

Loans                                                  $  1,434     ($   246)    $  1,188     $  1,420     $    535     $  1,955
Investment securities (a)                                  (292)        (258)        (550)        (859)         140         (719)
Mortgage-backed securities                                   89         (184)         (94)        (408)        (221)        (629)
Federal funds                                              (143)        (454)        (597)         283           50          333
                                                       --------     --------     --------     --------     --------     --------
    Total interest earning assets                         1,088       (1,142)         (53)         436          504          940
                                                       --------     --------     --------     --------     --------     --------
Interest-bearing liabilities:
Checking                                                     58          (74)         (16)         (37)         (24)         (61)
Savings and clubs                                          (209)        (500)        (709)        (167)        (432)        (599)
Money Market accounts                                       (26)         (84)        (110)         (64)        (155)        (219)
Certificates of deposit                                   1,555       (1,049)         506          358          365          723
                                                       --------     --------     --------     --------     --------     --------
    Total deposits                                        1,378       (1,707)        (329)          90         (246)        (156)
Borrowed money                                           (1,085)        (817)      (1,902)         227          198          425
                                                       --------     --------     --------     --------     --------     --------
    Total deposits and interest-bearing liabilities         293       (2,524)      (2,231)         317          (48)         269
                                                       --------     --------     --------     --------     --------     --------

 Net change in net interest income                     $    795     $  1,382     $  2,178     $    119     $    552     $    671
                                                       ========     ========     ========     ========     ========     ========

Comparison of Financial Condition at March 31, 2002 and 2001

      At March 31, 2002, total assets increased by $25.2 million, or 5.9%, to $449.7 million, compared to $424.5 million at March 31, 2001. The increase in total assets was primarily attributable to increases in securities available-for-sale and loans. Total securities at March 31, 2002 increased $17.8 million to $105.5 million from $87.8 million at March 31, 2001, reflecting a $69.9 million increase in available-for-sale securities substantially offset by a $52.2 million decrease in held-to-maturity securities. At the beginning of fiscal 2002, the Bank transferred $45.7 million of mortgage-backed and other securities from held-to-maturity to available-for-sale upon the adoption of FAS No.133 "Accounting for Derivative Instruments and Hedging Activities." The increase in available-for-sale securities, excluding securities transferred from held-to-maturity, primarily reflects purchases of $134.7 million and a $217,000 increase in the market value of the portfolio substantially offset by $79.2 million in principal repayments, maturities and calls and $32.7 million in sales. The decrease in held-to-maturity securities, excluding securities transferred to available-for-sale, primarily reflects principal payments, maturities and calls of $6.4 million. Available-for-sale securities represented 85.2% of the total securities portfolio at March 31, 2002, compared to 22.7% at March 31, 2001.

      Loans receivable, net, increased by $5.7 million, or 2.0%, to $289.1 million, compared to $283.4 million one year ago. The loan growth during fiscal 2002 represented loan originations of $62.6 million, loan purchases of $45.2 million, offset by principal repayments of $100.3 million, loans sold of $1.3 million, and an increase in the allowance for loan losses of $577,000.

      At March 31, 2002, total liabilities increased $20.6 million, or 5.2%, to $413.0 million, compared to $392.4 million at March 31, 2001. Deposit liabilities increased $45.6 million, or 16.3%, to $325.0 million at March 31, 2002 from $279.4 million at March 31, 2001. The increase in deposits was primarily attributable to a New York State deposit of $50.0 million, partially offset in part by the sale of deposits from the Bank's East New York branch during fiscal 2002. The branch had $18.4 million in deposits at March 31, 2001. Funds from the deposit growth were used to pay down higher cost borrowed money, which decreased $29.9 million to $75.7 million at March 31, 2002 from $105.6 million at March 31, 2001. This decrease was attributable to decreases of $25.0 million in advances from FHLB and $4.9 million in securities sold under agreement to repurchase.

      At March 31, 2002, stockholders' equity increased $4.6 million, or 14.5%, to $36.7 million, compared to $32.1 million at March 31, 2001. The increase in stockholders' equity was primarily attributable to net income retained after payment of dividends for fiscal 2002. The Bank's capital levels meet regulatory requirements of a well capitalized financial institution.

Comparison of Operating Results For The Years Ended March 31, 2002 and 2001

Net Income

      The Bank reported net income for fiscal 2002 of $4.7 million, compared to a net loss of $389,000 for the same period the prior year. Net income available to common stockholders for fiscal 2002 was $4.5 million, or $1.89 per diluted common share, compared to a loss of $586,000, or $0.26 per diluted common share, for fiscal 2001. The increase in the net income was primarily due to a $2.2 million improvement in net interest income, a gain on the sale of securities of $1.4 million, a $1.2 million reduction in non-interest expense, and a $893,000 decrease in the provision for loan losses, partially offset by a $783,000 increase in income taxes.

Interest Income

      Interest income for fiscal 2002 amounted to $28.3 million, a decrease of $53,000, or 0.2%, from the prior year. The decrease in interest income was primarily attributable to a decline in the average yield on interest-earning assets to 7.07% for fiscal 2002, compared to 7.28% for fiscal 2001.

      Interest income on loans increased by $1.2 million, or 5.6%, to $22.6 million for fiscal 2002 compared to $21.4 million for fiscal 2001. The increase in interest income from loans reflects an increase of $18.9 million, or 6.8%, in the average balance of loans to $297.1 million for fiscal 2002 compared to $278.3 million for fiscal 2001, partially offset by a nine basis point decrease in the average rate earned on loans to 7.60% for fiscal 2002 from 7.69% for the prior year.

      Interest income on mortgage-backed securities decreased by $94,000, or 3.1%, to $2.9 million for fiscal 2002, compared to $3.0 million for the prior year reflecting a 38 basis point decrease in the average rate earned on mortgage-backed securities to 5.78% from 6.16%, partially offset by an increase of $1.6 million in the average balance of mortgage-backed securities to $50.5 million for fiscal 2002, compared to $48.9 million for fiscal 2001.

      Interest income on investment securities decreased by approximately $550,000, or 19.1%, to $2.3 million for fiscal 2002, compared to $2.9 million for the prior year, reflecting a decrease of $4.9 million in the average balance of investment securities to $38.5 million for fiscal 2002 compared to $43.4 million for fiscal 2001, coupled with a 59 basis point decrease in the average rate earned on investment securities to 6.04% from 6.63%.

      Interest income on federal funds decreased $597,000, to $426,000 for fiscal 2002, compared to $1.0 million for the prior year. The decrease is attributable to a 248 basis point decrease in the average rate earned on federal funds, as well as a $4.6 million decrease in the average balance of federal funds.

Interest Expense

      Interest expense decreased by $2.3 million, or 15.6%, to $12.0 million for fiscal 2002, compared to $14.3 million for the prior year. The decrease in interest expense reflects an improvement of 71 basis points in the average cost of interest-bearing liabilities, slightly offset by a $10.5 million increase in the average balance of interest-bearing liabilities.

      Interest expense on deposits decreased $329,000, or 3.9%, to $8.1 million for fiscal 2002, compared to $8.5 million for the prior year. This decrease is attributable to a 45 basis point decrease in the cost of average deposits partially offset by a $32.2 million, or 12.2%, increase in the average balance of interest-bearing deposits to $297.0 million for fiscal 2002, compared to $264.8 million for fiscal 2001.

      Interest expense on borrowed money decreased by $1.9 million, or 32.7%, to $3.9 million for fiscal 2002, compared to $5.8 million for the prior year. Funds from deposit growth were used to pay down borrowed money. The decrease in interest expense on borrowed money for fiscal 2002 reflects a $21.6 million decline in the average balance of borrowed money coupled with an 82 basis points decrease in the average cost of borrowed money.

Net Interest Income

      Net interest income before the provision for loan losses increased $2.2 million, or 15.5%, to $16.2 million for fiscal 2002 compared to $14.0 million for the prior year. Net interest income benefited from a general interest rate decline, a reduction in borrowed money, as well as an increase in deposits, loan originations and average loan balances. This benefit was partially offset by accelerated prepayments of mortgage-backed securities and the sale of lower cost deposits in a non-strategic branch that were replaced by comparatively higher cost certificates of deposit. The 71 basis point decrease in the cost of interest-bearing liabilities used to fund interest-earning assets coupled with a 21 basis point decrease in the return on average interest-earning assets contributed to a 50 basis point increase in the interest rate spread to 3.86% for fiscal 2002, compared to 3.36% for the prior year. The net interest margin increased to 4.05% for fiscal 2002, compared to 3.61% for fiscal 2001.

Provision for Loan Losses

      Provision for loan losses decreased by $893,000 or 49.8%, to $900,000, for fiscal 2002, compared to $1.8 million for fiscal 2001. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Bank's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market.

      During fiscal 2002, the Bank charged-off approximately $303,000 of loans as compared to $1.2 million for fiscal 2001. At March 31, 2002, non-performing loans totaled $2.8 million, or 1.0% of total loans, compared to $2.5 million, or 0.9% of total loans, at March 31, 2001. At March 31, 2002, the Bank's allowance for loan losses was $4.1 million compared to $3.6 million at March 31, 2001, resulting in a ratio of the allowance to non-performing loans of 146.2% at March 31, 2002, compared to 141.0% at March 31, 2001, and a ratio of allowance for possible loan losses to total loans of 1.41% and 1.24% at March 31, 2002 and March 31, 2001, respectively.

Non-Interest Income

      Non-interest income is composed of loan fees and service charges, gains or losses from the sale of securities and certain other items, fee income for banking services and miscellaneous non-interest income. Non-interest income increased $1.6 million, or 54.2%, to $4.5 million for fiscal 2002, compared to $2.9 million for fiscal 2001. The increase in non-interest income is primarily due to non-recurring income of $1.4 million relating to the sale of securities and to a lesser extent a $316,000 increase in other non-interest income, partially offset by a $101,000 loss in connection with the sale of the Bank's automobile loan portfolio during fiscal 2002. Excluding non-recurring income from sales of securities, loans and deposits, total non-interest income increased by $305,000, or 16.1%, compared to fiscal 2001.

Non-Interest Expense

      Non-interest expense decreased by $1.2 million, or 8.0%, to $14.2 million for fiscal 2002, compared to $15.4 million for the prior fiscal year. The decrease in non-interest expense was primarily attributable to decreases of $1.0 million in other non-interest expenses and $279,000 in net occupancy and equipment expenses, slightly offset by an increase of $61,000 in salaries and employee benefits. The decreases in non-interest expense were attributable in part to cost reductions as a result of branch sales and decreases in professional fees and FDIC deposit insurance costs.

Income Tax Expense

      Income tax expense was approximately $881,000 for fiscal 2002, an increase from $98,000 for fiscal 2001, reflecting higher pre-tax income in fiscal 2002 as compared to a pre-tax loss in fiscal 2001. During the fourth quarter of fiscal year 2002, the Bank fully utilized its tax loss carryforward resulting from prior period losses and began to accrue for federal taxes. The effective tax rate in fiscal 2002 was 15.7% as compared to (33.7%) in fiscal 2001.

Comparison of Operating Results For The Years Ended March 31, 2001 and 2000

Net Loss

      The Bank reported a net loss for fiscal 2001 of $389,000, compared to a net loss of $1.1 million for the same period the prior year. The decrease in the net loss was primarily due to a gain on the sale of deposits of $1.0 million, a $671,000 improvement in net interest income and a $362,000 reduction in non-interest expense, partially offset by a non-recurring gain of $728,000 on the sale of an investment property recognized in fiscal 2000 and a $694,000 increase in the provision for loan losses.

Interest Income

      Interest income increased by $941,000, or 3.4%, to $28.3 million for fiscal 2001, compared to $27.4 million for fiscal 2000. The increase in interest income was primarily attributable to an improvement in the average yield on interest-earning assets from 7.12% for fiscal 2000, compared to 7.28% for fiscal 2001.

      Interest income on loans increased by $2.0 million, or 10.3%, to $21.4 million for fiscal 2001, compared to $19.4 million for fiscal 2000. The increase in interest income from loans reflects an increase of $18.9 million, or 7.3%, in the average balance of loans to $278.3 million for fiscal 2001, compared to $259.4 million for fiscal 2000, coupled with a 19 basis point increase in the average rate earned on loans to 7.69% for fiscal 2001 from 7.50% for the prior year.

      Interest income on investment securities decreased by approximately $0.7 million, or 19.4%, to $2.9 million for fiscal 2001, compared to $3.6 million for the prior year, reflecting an decrease of $14 million in the average balance of investment securities to $43.4 million for fiscal 2001 compared to $57.4 million for fiscal 2000, coupled with a 37 basis point increase in the average rate earned on investment securities to 6.63% from 6.26%.

      Interest income on mortgage-backed securities decreased by $0.6 million, or 16.7%, to $3.0 million for fiscal 2001, compared to $3.6 million for the prior year, reflecting a decrease of $6.2 million in the average balance of mortgage-backed securities to $48.9 million for fiscal 2001, compared to $55.1 million for fiscal 2000, and, to a lesser extent, a 45 basis point decrease in the average rate earned on mortgage-backed securities to 6.16% from 6.61%.

Interest Expense

      Interest expense increased by $269,000, or 1.92%, to $14.3 million for fiscal 2001, compared to $14.0 million for the prior year. The increase in interest expense is attributable to a $1.2 million increase in the average balance of interest-bearing liabilities combined with a 6 basis point increase in the average cost of interest bearing liabilities.

      Interest expense on deposits decreased $156,000, or 1.8%, to $8.5 million for fiscal 2001, compared to $8.6 million for the prior year. This decrease is attributable to a $3.0 million, or 1.1%, decrease in the average balance of interest-bearing deposits to $264.8 million for fiscal 2001, compared to $267.8 million for fiscal 2000, and, to a lesser extent, to a three basis point decrease in the cost of average deposits.

      Interest expense on borrowed money increased by $425,000, or 7.9%, to $5.8 million for fiscal 2001, compared to $5.4 million for the prior year. The average balance of borrowed money was $4.0 million, or 4.19%, higher during fiscal 2001 than during fiscal 2000, and the average cost of borrowed money for fiscal 2001 was 20 basis points higher than the average cost of borrowed money for fiscal 2000.

Net Interest Income

      Net interest income before the provision for loan losses increased $671,000, or 5.0%, to $14.0 million for fiscal 2001, compared to $13.4 million for the prior year. The 16 basis point increase in the return on average interest-earning assets coupled with the seven basis point increase in the cost of interest-bearing liabilities used to fund interest-earning assets contributed to a nine basis point increase in the interest rate spread to 3.36% for fiscal 2001, compared to 3.27% for the prior year. The net interest margin increased to 3.61% for fiscal 2001, compared to 3.47% for fiscal 2000. The improved interest rate spread and margin were the most significant items responsible for the improvement in net interest income in fiscal 2001 compared to fiscal 2000.

Provision for Loan Losses

      Provision for loan losses increased by $694,000, or 63.2%, to $1.8 million, for fiscal 2001, compared to $1.1 million for the year ended March 31, 2000. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on the information available at such time relating to trends in the local and national economy, trends in the real estate market and the Bank's level of non-performing loans and assets and net charge offs. The provision for loan losses for fiscal 2001 represents the amount required to maintain the allowance for loan losses at the level required by the Company's policy. During fiscal 2001, the Bank charged off approximately $1.4 million of loans. At March 31, 2001, non-performing loans totaled $2.5 million, or 0.9% of total loans, compared to $2.1 million, or 0.8% of total loans, at March 31, 2000. At March 31, 2001, the Bank's allowance for loan losses was $3.6 million, compared to $2.9 million at March 31, 2000, resulting in a ratio of the allowance to non-performing loans of 141.0% at March 31, 2001, compared to 138.1% at March 31, 2000, and a ratio of the allowance for possible loan losses to total loans of 1.24% and 1.1% at March 31, 2001 and March 31, 2000, respectively.

Non-Interest Income

      Non-interest income is composed of loan fees and service charges, gains or losses from the sale of securities and certain other items, fee income for banking services and miscellaneous non-interest income. Non-interest income increased $369,000, or 14.5%, to $2.9 million for fiscal 2001, compared to $2.5 million for fiscal 2000. The increase in non-interest income is primarily due to non-recurring income of $1.0 million relating to the sale of deposits less the non-recurrence of $728,000 of income in 2000 resulting from the sale of the Alhambra Building by the Holding Company's subsidiary, Alhambra. Excluding from the 2001 fiscal year the gain from the sale of deposits and excluding the 2000 income from the sale of the Alhambra Building, total non-interest income increased by $84,000, or 4.6%, compared to fiscal 2000.

Non-Interest Expense

      Non-interest expense decreased by $388,000, or 2.5%, to $15.4 million for fiscal 2001, compared to $15.8 million for the prior fiscal year. The decrease in non-interest expense was primarily attributable to decreases of $777,000 in other non-interest expenses, $62,000 in net occupancy expenses and $57,000 in equipment expense, offset in part by an increase of $508,000 in salaries and employee benefits. The decrease in other non-interest expenses was primarily attributable to reductions in accounting records adjustments and a decrease in the Bank's insurance assessment rate.

Income Tax Expense

      In connection with the loss from operations incurred for fiscal 2001 and fiscal 2000, the Company has an operating loss carryforward available to offset future taxable income totaling approximately $5.7 million that will expire in 2019. The Company recorded income tax expense of $98,000 for fiscal 2001 and $110,000 for fiscal 2000, respectively. The income tax expense for fiscal 2001 and fiscal 2000 represents taxes payable to New York State and New York City.

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

      Congress eliminated the statutory liquidity requirement which required federal savings associations to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the OTS, the Bank's primary federal regulator. The OTS recently conformed its implementing regulations to reflect this statutory change. Under the revised regulations, which became effective March 15, 2001, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement the Bank manages its liquidity through a Board approved liquidity policy. At March 31, 2002, the Bank's liquidity ratio was 7.99%.

      The Bank's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Bank's operating, financing and investing activities during any given period. At March 31, 2002, and 2001, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $50.0 million for both years.

      The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2002, cash and cash equivalents increased by $3.1 million. Net cash provided by operating activities was $8.9 million, representing primarily the results of operations adjusted for depreciation and amortization and the provision for loan losses. Net cash used in investing activities was $22.0 million, which was primarily the result of purchases of securities available-for-sale. Net cash provided by financing activities was $16.2 million, reflecting primarily a net increase in deposits, partially offset by repayment of borrowed money.

Regulatory Capital Position

      The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision--Federal Banking Regulation--Capital Requirements."

      The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2002, the Bank had tangible, core, and risk-based capital ratios of 8.1%, 8.1%, and 18.3%, respectively.

      The following table reconciles the Bank's stockholders' equity at March 31, 2002, under accounting principles generally accepted in the United States of America to regulatory capital requirements.

                                                                          Regulatory Capital Requirements
                                                                  -----------------------------------------------
                                                                   GAAP       Tangible   Tier 1/Core   Risk-Based
                                                                  Capital      Capital     Capital      Capital
                                                                  --------    --------     --------     ---------
                                                                                 (In thousands)
Stockholders' Equity at March 31, 2002 (1)                        $ 36,949    $ 36,949     $ 36,949     $ 36,949

Add:
   General valuation allowances                                                     --           --        2,698
Deduct:
   Unrealized loss(gain) on securities available for sale, net                    (116)        (116)        (116)
   Excess of cost over net assets acquired                                        (391)        (391)        (391)
                                                                              --------     --------     --------
Regulatory Capital                                                              36,442       36,442       39,140
Minimum Capital requirement                                                      6,744       17,984       17,153
                                                                              --------     --------     --------
Regulatory Capital Excess                                                     $ 29,698     $ 18,458     $ 21,987
                                                                              ========     ========     ========

(1)   Reflects Bank only.

Impact of Inflation and Changing Prices

      The financial statements and accompanying notes appearing elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Carver Federal's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on Carver Federal's performance than do the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding directors and executive officers who are not directors of the Registrant, will be presented under the headings "Executive Officers," "Information With Respect To Nominees and Continuing Directors," "Nominees for Election As Directors," "Continuing Directors" and "Board and Committee Meetings" in the definitive Proxy Statement for Carver's Annual Meeting of Stockholders for the fiscal year ended March 31, 2002, which will be filed with the SEC, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information relating to executive (and director) compensation will be included under the headings "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Fiscal Year End Option/SAR Values," "Pension Plan," "Directors' Compensation," "Employment Agreements," "Management Recognition Plan," "Option Plan" and "Compensation Committee Interlocks and Insider Participation" and in portions of the "Compensation Committee Report" in the definitive Proxy Statement for Carver's Annual Meeting of Stockholders for the fiscal year ended March 31, 2002, which will be filed with the SEC, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to security ownership of certain beneficial owners and management will be included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for Carver's Annual Meeting of Stockholders for the fiscal year ended March 31, 2002, which will be filed with the SEC, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding certain relationships and related transactions will be included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement for Carver's Annual Meeting of Stockholders for the fiscal year ended March 31, 2002, which will be filed with the SEC, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   List of Documents Filed as Part of this Report

      (1) Consolidated Financial Statements. For our Consolidated Financial Statements, see index on page F-1.

      (2) Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Financial Statements or related notes.

(b) Reports on Form 8-K Filed During the Last Quarter of the Registrant's Fiscal Year Ended March 31, 2002 - None.

(c)   Exhibits required by Item 601 of Regulation S-K:

            See Index of Exhibits on page E-1.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARVER BANCORP, INC.


June 25, 2002                          By /s/ Deborah C. Wright
                                         -------------------------------------
                                         Deborah C. Wright
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 26, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Deborah C. Wright            President, Chief Executive Officer and Director
--------------------------       (Principal Executive Officer)
Deborah C. Wright

/s/ William Gray                 Senior Vice President and Chief Financial
--------------------------       Officer (Principal Financial and Accounting
William Gray                     Officer)

/s/ Frederick O. Terrell
--------------------------
Frederick O. Terrell             Chairman

/s/ Kevin Cohee
--------------------------
Kevin Cohee                      Director

/s/ David L. Hinds
--------------------------
David L. Hinds                   Director

/s/ Robert Holland, Jr.
--------------------------
Robert Holland, Jr.              Director

/s/ Pazel G. Jackson, Jr.
--------------------------
Pazel G. Jackson, Jr.            Director

/s/ Teri Williams
--------------------------
Teri Williams                    Director

--------------------------
Strauss Zelnick                  Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                      CARVER BANCORP INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

Consolidated Financial Statements as of March 31, 2002, 2001 and 2000

   KPMG LLP Independent Auditor's Report....................................F-2
   Management's Report......................................................F-3
   Consolidated Statements of Financial Condition as of March 31, 2002
     and 2001...............................................................F-4
   Consolidated Statements of Operations for the years ended March 31,
     2002, 2001 and 2000....................................................F-5
   Consolidated Statements of Changes in Stockholders' Equity and
   Comprehensive Income for the years ended March 31, 2002, 2001 and 2000...............................................................F-6
   Consolidated Statements of Cash Flows for the years ended March 31,
     2002, 2001 and 2000....................................................F-7
   Notes to Consolidated Financial Statements...............................F-8

                             LETTERHEAD OF KPMG LLP

                          Independent Auditor's Report

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

      We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

May 10, 2002

                               MANAGEMENT'S REPORT

      Management is responsible for the preparation and integrity of the consolidated financial statements and other information presented in this annual report. The consolidated financial statements have been prepared in conformity with the generally accepted accounting principles and reflect management's judgments and estimates with respect to certain events and transactions.

      Management is responsible for maintaining a system of internal control. The purpose of the system is to provide reasonable assurance that transactions are recorded in accordance with management's authorization; that assets are safeguarded against loss or unauthorized use; and that the underlying financial records support the preparation of financial statements. The system includes the communication of written policies and procedures, selection of qualified personnel, appropriate segregation of responsibilities and the ongoing internal audit function.

      The Board of Directors meets periodically with Company management, the internal auditor, and the independent auditors, KPMG LLP, to review matters relative to the quality of financial reporting, internal controls, and the nature, extent and results of audit efforts.

      The independent auditors conduct an annual audit to enable them to express an opinion on the Company's consolidated financial statements. In connection with the audit, the independent auditors consider the Company's internal controls to the extent they consider necessary to determine the nature, timing and extent of their audit procedures.


/s/ Deborah C. Wright                          /s/ William C. Gray

Deborah C. Wright                              William C. Gray
President and Chief Executive Officer          Senior Vice President and Chief
                                               Financial Officer

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                                     March 31,
                                                                                              -----------------------
                                                                                                 2002          2001
                                                                                              ---------     ---------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                                   $  13,751     $   8,058
    Federal Funds sold                                                                           21,100        23,700
                                                                                              ---------     ---------
         Total cash and cash equivalents                                                         34,851        31,758
                                                                                              ---------     ---------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $76,720 at March 31, 2002 and $0 at March 31, 2001)                                       89,821        19,926
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $15,549 at March 31, 2002 and $26,398 at March 31, 2001)
       (fair value of $15,716 at March 31, 2002 and $68,931 at March 31, 2001)                   15,643        67,862
                                                                                              ---------     ---------
          Total securities                                                                      105,464        87,788
                                                                                              ---------     ---------
Loans receivable:
     Real estate mortgage loans                                                                 290,914       283,022
     Consumer and commercial business loans                                                       2,328         3,966
     Allowance for loan losses                                                                   (4,128)       (3,551)
                                                                                              ---------     ---------
          Total loans receivable, net                                                           289,114       283,437
                                                                                              ---------     ---------
Office properties and equipment, net                                                             10,251        10,421
Federal Home Loan Bank of New York stock, at cost                                                 3,763         5,755
Accrued interest receivable                                                                       2,804         2,541
Excess of cost over net assets acquired, net                                                        391           603
Other assets                                                                                      3,072         2,197
                                                                                              ---------     ---------
          Total assets                                                                        $ 449,710     $ 424,500
                                                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                 $ 324,954     $ 279,424
     Securities sold under agreements to repurchase                                                  --         4,930
     Advances from the Federal Home Loan Bank of New York and other borrowed money               75,651       100,670
     Other liabilities                                                                           12,363         7,380
                                                                                              ---------     ---------
          Total liabilities                                                                     412,968       392,404
                                                                                              ---------     ---------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                            1             1
     Common stock (par value $0.01 per share: 5,000,000
        shares authorized; 2,314,275 shares issued)                                                  23            23
     Additional paid-in capital                                                                  23,756        23,769
     Retained earnings                                                                           13,194         8,793
     Unallocated common stock  held by employee stock ownership plan ("ESOP")                      (152)         (334)
     Unamortized awards of common stock under  management recognition plan ("MRP")                  (58)          (95)
     Treasury stock, at cost (15,489 shares at March 31, 2002 and 7,989 at March 31, 2001)         (138)          (61)
     Accumulated other comprehensive income                                                         116            --
                                                                                              ---------     ---------
          Total stockholders' equity                                                             36,742        32,096
                                                                                              ---------     ---------
     Total liabilities and stockholders' equity                                               $ 449,710     $ 424,500
                                                                                              =========     =========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               For the Year Ended March 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            --------     --------     --------
Interest income:
   Loans                                                    $ 22,586     $ 21,398     $ 19,443
   Mortgage-backed securities                                  2,918        3,012        3,641
   Investment securities                                       2,324        2,874        3,593
   Federal funds sold                                            426        1,023          690
                                                            --------     --------     --------
     Total interest income                                    28,254       28,307       27,367
                                                            --------     --------     --------

Interest expense:
   Deposits                                                    8,127        8,456        8,612
   Advances and other borrowed money                           3,920        5,822        5,397
                                                            --------     --------     --------
     Total interest expense                                   12,047       14,278       14,009
                                                            --------     --------     --------

     Net interest income                                      16,207       14,029       13,358

Provision for loan losses                                        900        1,793        1,099
                                                            --------     --------     --------
     Net interest income after provision for loan losses      15,307       12,236       12,259
                                                            --------     --------     --------

Non-interest income:
   Loan fees and service charges                                 319          330          353
   Gain on sale of investment securities                       1,399           --           --
   Income from sale of branches                                  987        1,013           --
   Loss from sale of loans                                      (101)          --           --
   Proceeds from sale of Alhambra Building                        --           --          728
   Other                                                       1,881        1,565        1,458
                                                            --------     --------     --------
      Total non-interest income                                4,485        2,908        2,539
                                                            --------     --------     --------

Non-interest expense:
   Compensation and benefits                                   6,291        6,230        5,722
   Net occupancy expense                                       1,144        1,401        1,463
   Equipment                                                   1,272        1,294        1,351
   Other                                                       5,491        6,510        7,287
                                                            --------     --------     --------
      Total non-interest expense                              14,198       15,435       15,823
                                                            --------     --------     --------

      Income (loss) before income taxes                        5,594         (291)      (1,025)
Income taxes/(benefits)                                          881           98          110
                                                            --------     --------     --------
      Net income (loss)                                     $  4,713     $   (389)    $ (1,135)
                                                            ========     ========     ========

Dividends applicable to preferred stock                     $    197     $    197     $     45

      Net income (loss) available to common stockholders    $  4,516     $   (586)    $ (1,180)
                                                            ========     ========     ========

Earnings (loss) per common share:
       Basic                                                $   1.98     $  (0.26)    $  (0.53)
                                                            ========     ========     ========
       Diluted                                              $   1.89     $  (0.26)    $  (0.53)
                                                            ========     ========     ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
                                 (In thousands)

                                                                                     ACCUMULATED     COMMON     COMMON     TOTAL
                                                  ADDITIONAL                            OTHER         STOCK      STOCK     STOCK-
                               PREFERRED  COMMON   PAID-IN    RETAINED   TREASURY   COMPREHENSIVE  ACQUIRED BY  ACQUIRED  HOLDERS'
                                 STOCK     STOCK   CAPITAL    EARNINGS     STOCK        INCOME         ESOP      BY MRP    EQUITY
                               ---------  ------  ----------  ---------  --------   -------------  -----------  --------  ---------
Balance--March 31, 1999         $    --     $23    $ 21,424    $ 10,721    $  --        $ --          $(993)      $ --     $ 31,175

Comprehensive income (loss):
  Net loss                           --      --          --      (1,135)      --          --             --         --       (1,135)
                                -------     ---    --------    --------    -----        ----          -----       ----     --------
Comprehensive income (loss),
net of taxes                                                                                                                 (1,135)
Preferred stock issued                1      --       2,365          --       --          --             --         --        2,366
Allocation of ESOP Stock             --      --          --          --       --          --            341         --          341
Dividends paid                       --      --          --        (106)      --          --             --         --         (106)
                                -------     ---    --------    --------    -----        ----          -----       ----     --------
Balance--March 31, 2000               1      23      23,789       9,480       --          --           (652)        --       32,641

Comprehensive income (loss):
  Net loss                           --      --          --        (389)      --          --             --         --         (389)
                                -------     ---    --------    --------    -----        ----          -----       ----     --------
Comprehensive income (loss),
net of taxes                                                                                                                   (389)
Dividends paid                       --      --          --        (298)      --          --             --         --         (298)
Purchase of treasury stock           --      --          --          --      (61)         --             --         --          (61)
Allocation of ESOP Stock             --      --         (20)         --       --          --            318         --          298
Purchase of shares for MRP           --      --          --          --       --          --             --        (95)         (95)
                                -------     ---    --------    --------    -----        ----          -----       ----     --------
Balance--March 31, 2001               1      23      23,769       8,793      (61)         --           (334)       (95)      32,096

Comprehensive income (loss):
  Net income                         --      --          --       4,713       --          --             --         --        4,713
   Change in net unrealized
  gain (loss) on
  available-for-sale
  securities, net of taxes           --      --          --          --       --         116             --         --          116
                                -------     ---    --------    --------    -----        ----          -----       ----     --------
Comprehensive income (loss),
net of taxes                                                                                                                  4,829
Dividends paid                       --      --          --        (312)      --          --             --         --         (312)
Purchase of treasury stock           --      --          (5)         --      (77)         --             --         --          (82)

Allocation of ESOP Stock             --      --          (8)         --       --          --            182         --          174
Purchase of shares for MRP           --      --          --          --       --          --             --         37           37
                                -------     ---    --------    --------    -----        ----          -----       ----     --------
Balance--March 31, 2002         $     1     $23    $ 23,756    $ 13,194    $(138)       $116          $(152)      $(58)    $ 36,742
                                =======     ===    ========    ========    =====        ====          =====       ====     ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Year Ended March 31,
                                                                           -------------------------------------
                                                                              2002          2001          2000
                                                                              ----          ----          ----
Cash flows from operating activities:
  Net income (loss)                                                        $   4,713     $    (389)    $  (1,135)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                   900         1,793         1,099
     ESOP and MRP expense                                                        206           203           341
     Depreciation and amortization expense                                     1,155         1,142         1,222
     Amortization of intangibles                                                 213           214           213
     Other accretion and amortization                                            625          (719)          355
     Loss from sale of loans                                                     101            --            --
     Gain from sale of Alhambra                                                   --            --          (728)
     Gain on sale of branches                                                   (987)       (1,013)           --
     Gain on sale of foreclosed real estate                                      (77)          (24)           --
     Impairment of foreclosed real estate                                         --            90            --
     Net gain on sales of available-for-sale securities                       (1,399)           --            --
     Charge-off of branch improvements and related items, net                     --           222            --
     Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable                        (77)          112           207
       (Increase) decrease in other assets                                    (1,451)          549         2,776
       Increase in other liabilities                                           5,589           802           675
       (Decrease) increase in accrued interest payable                          (606)         (381)           12
                                                                           ---------     ---------     ---------
          Net cash provided by operating activities                            8,905         2,601         5,037
                                                                           ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                     (134,721)     (166,227)     (460,000)
     Held-to-maturity                                                             --            --       (25,000)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                       79,233       172,254       465,000
     Held-to-maturity                                                          6,357        11,077        12,209
  Proceeds from sales of available-for-sale securities                        32,676            --            --
  Disbursements for loan originations                                        (62,594)      (30,180)       (6,387)
  Loans purchased from third parties                                         (45,881)      (31,265)      (62,850)
  Principal collections on loans                                             100,306        46,207        68,272
  Redemption of FHLB stock                                                     1,992            --            --
  Proceeds from loans sold                                                     1,260           160            --
  Proceeds from sale of Alhambra building                                         --            --         1,369
  Proceeds from sale of other real estate owned                                  553           380            --
  Additions to premises and equipment                                         (1,172)         (610)         (512)
                                                                           ---------     ---------     ---------
          Net cash used in investing activities                              (21,991)        1,796        (7,899)
                                                                           ---------     ---------     ---------
Cash flows from financing activities:

  Net increase in deposits                                                    61,900        19,960         4,942
  Repayment of  securities repurchase agreements                              (4,930)      (26,407)       (4,000)
  (Repayment of) proceeds from FHLB advances and other borrowed money        (25,019)       33,429           541
  Common stock repurchased                                                       (77)          (61)           --
  Proceeds from issuance of Preferred stock                                       --            --         2,366
  Cash paid to fund sale of deposits                                         (15,383)      (21,464)           --
  Dividends paid                                                                (312)         (298)         (106)
                                                                           ---------     ---------     ---------
          Net cash provided by financing activities                           16,179         5,159         3,743
                                                                           ---------     ---------     ---------
Net  increase in cash and cash equivalents                                     3,093         9,556           881
Cash and cash equivalents at beginning of the period                          31,758        22,202        21,321
                                                                           ---------     ---------     ---------
Cash and cash equivalents at end of  the period                            $  34,851     $  31,758     $  22,202
                                                                           =========     =========     =========

Supplemental information:
Noncash Transfers-
  Loan receivable transferred to real estate owned                         $      --     $      --     $     738
  Securities transferred from held-to-maturity to available-for-sale          45,700            --            --
  Change in unrealized gain/(loss) on valuation of
       investments available-for-sale, net                                       116            --            --

Cash paid for-
  Interest paid                                                            $  12,685     $  13,897     $  13,506
  Income taxes paid                                                              473           238            29
                                                                           =========     =========     =========

See accompanying notes to consolidated financial statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

      Carver Bancorp, Inc. ("Carver" or the "Holding Company"), was incorporated in May 1996 and its principal wholly owned subsidiary is Carver Federal Savings Bank (the "Bank" or "Carver Federal"). CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. CFSB Credit Corp. is currently inactive. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $.01 per share. See Note 11.

      Carver Federal's principal business consists of attracting passbook and other savings accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has five branches located throughout the City of New York that primarily serve the communities in which they operate.

Basis of consolidated financial statement presentation

      The consolidated financial statements include the accounts of the Holding Company, the Bank, the Bank's wholly owned subsidiaries CFSB Realty Corp. and CFSB Credit Corp., and Alhambra Holding Corp., a subsidiary of the Holding Company which is inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities

      The Bank does not have trading securities, but does differentiate between held-to-maturity securities and available-for-sale securities. When purchased, securities are classified in either the securities held-to-maturity portfolio or the securities available-for-sale portfolio. Securities can be classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold those securities to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale. Available-for-sale securities are reported at fair value. Unrealized holding gains or losses for securities available-for-sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income, a component of Stockholders' Equity.

      Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

      Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans receivable

      Loans receivable are carried at unpaid principal balances plus unamortized premiums, less the allowance for loan losses and deferred loan fees and discounts.

      The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the contractual lives of the related loans using methodologies which approximate the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans using methodologies which approximate the interest method.

      Loans are generally placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become current and its future collectibility is reasonably assured.

      A loan is considered to be impaired, as defined by Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver Federal tests loans covered under SFAS 114 for impairment if they are on nonaccrual status or have been restructured. Consumer credit nonaccrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Allowance for loan losses

      An allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

      The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

            o Establishment of reserve amounts for all specifically identified criticized loans, that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the external auditors.

            o An average loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family, multifamily, nonresidential and construction properties, which also includes consumer and business loans.

            o An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

      Recognition is also given to the changed risk profile brought about by business combinations, customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York metropolitan area.

      The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the Internal Asset Review Committee (ARC) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/ or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, ARC is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

      The second allocation or loss factor approach to common or homogeneous loans is made by applying the average loss factor to the outstanding balances in each loan category.

      The final allocation of the allowance is made by applying several years of loss experience to categories of loans. It gives recognition to the loss experience of acquired businesses, business cycle changes and the real estate components of loans. Since many loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect against loss.

      Other evidence used to support the amount of the allowance and its components are as follows:

            o     Regulatory examinations

            o     Amount and trend of criticized loans

            o     Actual losses

            o     Peer comparisons with other financial institutions

            o Economic data associated with the real estate market in the Company's market area

            o Opportunities to dispose of marginally performing loans for cash consideration

      Carver Federal maintains a loan review system, which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

Concentration of risk

      The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in the State of New York and the State of California. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's and California's market conditions.

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

      Costs incurred to improve properties or get them ready for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred.

Excess of cost over net assets acquired

      In connection with the acquisition of two branches, core deposit premiums paid and other capitalized acquisition costs are being amortized to expense over periods from five to 15 years using the straight-line method. The Bank reviews these assets annually for signs of permanent impairment.

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

Comprehensive income

      SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Carver has included the required disclosures in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income.

Earnings (loss) per common share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. convertible preferred stock). For the purpose of these calculations, unreleased shares of the Carver Federal Savings Bank Employee Stock Ownership Plan ("ESOP") are not considered to be outstanding.

Treasury Stock

      Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity.

Pension Plans

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Carver has made the required disclosures in the accompanying Notes to the Consolidated Financial Statements.

Stock-Based Compensation Plans

      Compensation expense is recognized for the Bank's ESOP equal to the fair value of shares committed to be released for allocation to participant accounts. Any difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet committed to be released) is reflected as a reduction of stockholders' equity.

      The Holding Company accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards (measured on the grant date) as compensation expense over the vesting period. Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS 123 had been applied. The Holding Company has elected to apply the provisions of APB Opinion No. 25 and provide these pro forma disclosures.

      The Holding Company's management recognition and retention plan ("MRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested. When MRP shares become vested, the Company records a credit to additional paid-in capital for tax benefits attributable to any MRP deductions for tax purposes in excess of the grant-date fair value charged to expense for financial reporting purposes.

Reclassifications

      Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the current year presentation.

NOTE 2. SECURITIES

      The following is a summary of securities at March 31, 2002:

                                                              Gross Unrealized
                                                            --------------------
                                                Carrying                            Estimated
                                                 Value        Gains      Losses     Fair Value
                                                --------    --------    --------    ----------
                                                           (Dollars in thousands)
Available-for-Sale:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association    $ 10,531    $     55    $     (2)    $ 10,584
    Federal Home Loan Mortgage Corporation        27,840         416          (7)      28,249
    Federal National Mortgage Association         11,435          88         (72)      11,451
  Collateralized Mortgage Obligations                136          --          --          136
                                                --------    --------    --------     --------
      Total mortgage-backed securities            49,942         559         (81)      50,420
U.S. Government Agency Securities                 39,663           1        (263)      39,401
                                                --------    --------    --------     --------
      Total available-for-sale                    89,605         560        (344)      89,821
                                                --------    --------    --------     --------

Held-to-Maturity:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association       3,448          24          --        3,472
    Federal Home Loan Mortgage Corporation         6,149          23         (53)       6,119
    Federal National Mortgage Association          5,607          74          (2)       5,679
    Small Business Administration                    439           7          --          446
                                                --------    --------    --------     --------
      Total mortgage-backed securities            15,643         128         (55)      15,716
                                                --------    --------    --------     --------
U.S. Government Agency Securities                     --          --          --           --
                                                --------    --------    --------     --------
      Total held-to-maturity                      15,643         128         (55)      15,716
                                                --------    --------    --------     --------
      Total securities                          $105,248    $    688    $   (399)    $105,537
                                                ========    ========    ========     ========

The following is a summary of securities at March 31, 2001:

                                                              Gross Unrealized
                                                            --------------------
                                                Carrying                            Estimated
                                                 Value        Gains      Losses     Fair Value
                                                --------    --------    --------    ----------
                                                           (Dollars in thousands)
Available-for-Sale:
U.S. Government Agency Securities               $ 19,926    $     --    $     --     $ 19,926
                                                --------    --------    --------     --------
      Total available-for-sale                    19,926          --          --       19,926
                                                --------    --------    --------     --------

Held-to-Maturity:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association       5,774          81          --        5,855
    Federal Home Loan Mortgage Corporation        14,672         143        (179)      14,636
    Federal National Mortgage Association         21,633         132        (143)      21,622
    Small Business Administration                    594          --         (52)         542
  Collateralized Mortgage Obligations                193          --          (6)         187
                                                --------    --------    --------     --------
      Total mortgage-backed securities            42,866         356        (380)      42,842
                                                --------    --------    --------     --------
U.S. Government Agency Securities                 24,996       1,093          --       26,089
                                                --------    --------    --------     --------
      Total held-to-maturity                      67,862       1,449        (380)      68,931
                                                --------    --------    --------     --------
      Total securities                          $ 87,788    $  1,449    $   (380)    $ 88,857
                                                ========    ========    ========     ========

      The net unrealized gain on available-for-sale securities was $216,000 ($116,000 after taxes) at March 31, 2002. There was no net unrealized gain on available-for-sale securities at March 31, 2001. Changes in unrealized holding gains and losses resulted in an after-tax increase in stockholders' equity of $116,000. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

      Sales of available-for-sale securities resulted in gross realized gains during the fiscal year ended March 31, 2002 of $1.4 million. There were no sales of securities in the fiscal years ended March 31, 2001("fiscal 2001") and 2000 ("fiscal 2000").

      The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2002, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

                                                          Carrying        Fair
                                                           Value         Value
                                                          --------      --------
                                                          (Dollars in thousands)

Available-for-sale:
   Due in one year or less                                $ 15,018      $ 15,018
   One through five years                                   24,882        24,630
   Five through ten years                                    2,568         2,670
   After ten years                                          47,137        47,503
                                                          --------      --------
                                                          $ 89,605      $ 89,821
                                                          ========      ========

Held-to-maturity:
   Five through ten years                                 $    513      $    526
   After ten years                                          15,130        15,190
                                                          --------      --------
                                                          $ 15,643      $ 15,716
                                                          ========      ========

NOTE 3. LOANS RECEIVABLE, NET

                                                        March 31,
                                    --------------------------------------------------
                                             2002                      2001
                                    -----------------------    -----------------------
                                     Amount        Percent      Amount        Percent
                                    ---------     ---------    ---------     ---------
                                                  (Dollars in thousands)
Real estate loans:
  One- to four-family               $ 122,814         41.28%   $ 157,767         54.71%
  Multi-family                        118,589         39.86       83,620         29.00
  Non-residential                      40,101         13.48       36,113         12.52
  Construction                         13,678          4.60        7,101          2.46
Consumer and business                   2,328          0.78        3,781          1.31
                                    ---------     ---------    ---------     ---------
Total gross loans                     297,510        100.00%     288,382        100.00%
                                                  =========                  =========

Add:
Premium on loans                          906                        705

Less:
Loans in process                       (3,936)                    (1,280)
Deferred fees and loan discounts       (1,238)                      (819)
Allowance for loan losses              (4,128)                    (3,551)
                                    ---------                  ---------
Net loan portfolio                  $ 289,114                  $ 283,437
                                    =========                  =========

      At March 31, 2002, the Company's real estate loans receivable were principally secured by properties located in the State of New York (82.8%).

      The mortgage loan portfolios serviced for the FHLMC and Fannie Mae are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $2.9 million, $2.1million and $2.8 million at March 31, 2002, 2001 and 2000, respectively. Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $28,000, $34,000 and $56,000 at March 31, 2002, 2001 and 2000,
respectively. During the year ended March 31, 2002 the Bank sold $481,000 in automobile loans and recognized a loss of $101,000.

      The following is an analysis of the allowance for loan losses:

                                                      Year ended March 31,
                                                -------------------------------
                                                 2002        2001        2000
                                                -------     -------     -------
                                                    (Dollars in thousands)

Balance-beginning                               $ 3,551     $ 2,935     $ 4,020
Provision charged to operations                     900       1,793       1,099
Recoveries of amounts previously charged off        177         200         385
Loans charged-off                                  (500)     (1,377)     (2,569)
                                                -------     -------     -------
Balance-ending                                  $ 4,128     $ 3,551     $ 2,935
                                                =======     =======     =======

      Non-accrual loans consist of loans for which the accrual of interest has been discounted as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments. Interest income on non-accrual loans is recorded when received. Restructured loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms.

At March 31, 2002, 2001and 2000 the recorded investment in impaired loans was $2.8 million, $2.5 million and $2.1 million, respectively all of which represented non-accrual loans. The related allowance for credit losses was approximately $146,000 and $291,000 at March 31, 2002 and 2001, respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2002, 2001 and 2000 was approximately $2.3 million, $3.2 million and $2.3 million, respectively. For the years ended March 31, 2002, 2001 and 2000, the Company did not recognize any interest income on these impaired loans. Interest income of $288,000, $202,000 and $345,000, respectively, for the years ended March 31, 2002, 2001 and 2000 would have been recorded on impaired loans had they performed in accordance with the original contract.

      At March 31, 2002 and 2001, there were no loans to officers.

NOTE 4. PREMISES AND EQUIPMENT, NET

      The detail of premises and equipment is as follows:

                                                                March 31,
                                                          ----------------------
                                                           2002           2001
                                                          -------        -------
                                                          (Dollars in thousands)

Land                                                      $   415        $   451
Buildings and improvements                                  8,074          8,556
Leasehold improvements                                        934            335
Furniture and equipment                                     6,992          6,469
                                                          -------        -------
                                                           16,415         15,811
Less accumulated depreciation and amortization              6,164          5,390
                                                          -------        -------
                                                          $10,251        $10,421
                                                          =======        =======

      Depreciation and amortization charged to operations for the years ended March 31, 2002, 2001 and 2000 were $1.2 million, $1.2 million and $1.0 million respectively.

NOTE 5. ACCRUED INTEREST RECEIVABLE

      The detail of accrued interest receivable is as follows:

                                                                March 31,
                                                          ----------------------
                                                            2002           2001
                                                          -------         ------
                                                          (Dollars in thousands)

Loans receivable                                           $1,735         $1,632
Mortgage-backed securities                                    517            788
Investments and other interest bearing assets                 552            121
                                                           ------         ------
Total accrued interest receivable                          $2,804         $2,541
                                                           ======         ======

NOTE 6. EXCESS OF COST OVER NET ASSETS ACQUIRED, NET

      The excess of cost over net assets acquired relates to the acquisition of the Bedford-Stuyvesant Branch office. The detail is as follows:

                                                                  March 31,
                                                          ----------------------
                                                           2002            2001
                                                          ------          ------
                                                          (Dollars in thousands)

Core deposit premium                                      $  377          $  581
Acquisition costs                                             14              22
                                                          ------          ------
                                                          $  391          $  603
                                                          ======          ======

NOTE 7. DEPOSITS

      Deposit balances and weighted average stated interest rates at March 31 are summarized as follows:

                                            2002                             2001
                               -------------------------------    --------------------------------
                                         Percent of   Weighted                Percent    Weighted
                                           Total      Average                of Total     Average
                                Amount    Deposits      Rate       Amount     Deposit       Rate
                               --------  ----------   --------    --------   ---------    --------
                                                   (Dollars in thousands)
Non-interest -bearing demand   $ 13,463        4.1%         --%   $ 11,409        4.1%         --%
NOW accounts                     18,095        5.6        1.24      14,757        5.3        1.71
Savings and club                126,779       39.0        1.71     132,645       47.5        2.32
Money Market savings account     15,232        4.7        1.78      15,718        5.6        2.62
Certificates                    151,385       46.6        2.73     104,895       37.5        4.55
                               --------   --------                --------    --------
Total                          $324,954      100.0%       2.18%   $279,424      100.0%       3.04%
                               ========   ========                ========    ========

      The scheduled maturities of certificates of deposits are as follows:

                                                               March 31,
                                                        ------------------------
                                                          2002            2001
                                                        --------        --------
                                                             (In thousands)
Certificates of deposit by remaining
  term to contractual maturity:
    Within one year                                     $ 80,528        $ 28,449
    After one but within two years                        26,638          22,067
    After two but within three years                      10,495          10,682
    After three years                                     33,724          43,697
                                                        --------        --------
              Total                                     $151,385        $104,895
                                                        ========        ========

      The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $90.6 million and $16.3 million at March 31, 2002 and 2001, respectively.

      Interest expense on deposits for the year ended March 31 consists of the following:

                                              2002          2001          2000
                                            -------       -------       -------
                                                      (In thousands)

Demand                                      $   237       $   253       $   314
Savings and club                              2,342         3,081         3,650
Money Market                                    302           412           631
Certificates of deposit                       5,263         4,739         4,047
                                            -------       -------       -------
                                              8,144         8,485         8,642
Penalty for early withdrawal of
  certificates of deposit                       (17)          (29)          (30)
                                            -------       -------       -------
          Total interest expense            $ 8,127       $ 8,456       $ 8,612
                                            =======       =======       =======

NOTE 8. BORROWED MONEY

                         2002                          2001
                ----------------------         ---------------------
                               (Dollars in thousands)
 Maturing
Year Ended
 March 31,        Rate         Amount           Rate          Amount
-----------     -------       --------         ------       --------
  2002               --%      $     --           5.86%      $ 96,500
  2003             2.41         15,500             --             --
  2004             4.28          3,500             --             --
  2005             4.05         26,000             --             --
  2006             5.29         10,490           5.44          3,490
  2007             5.17         19,484             --             --
  2012             3.50            288           3.50            309
                -------       --------         ------       --------
                   4.18%      $ 75,262           5.84%      $100,299
                =======       ========         ======       ========

         FHLB Advances. FHLB advances and weighted average interest rates at March 31 are summarized as follows, by remaining period to maturity:

      As a member of the FHLB, the Bank may have outstanding FHLB borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $112.4 million at March 31, 2002. Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged. At March 31, 2002 and 2001, the advances were secured by pledges of the Bank's investment in the capital stock of the Federal Home Loan Bank totaling $3.8 million and $5.8 million, respectively, and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

      Securities Sold Under Agreements to Repurchase. In securities sold under agreements to repurchase, the Bank borrows funds through the transfer of debt securities to the FHLB, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. At March 31, 2002 there were no securities sold under agreements to repurchase outstanding. At March 31, 2001 securities sold under agreements to repurchase amounted to $4.9 million. The following table sets forth certain information regarding Carver's borrowed money at the dates and for the periods indicated:

                                                              At or for the Year Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2002           2001
                                                              ---------       --------
                                                                (Dollars in thousands)
Amounts outstanding at the end of period:
  FHLB advances                                                $ 75,262       $100,299
  Repos                                                              --          4,930
Weighted average rate paid at period end:
  FHLB advances                                                    4.18%          5.84%
  Repos                                                              --%          6.70%
Maximum amount of borrowing outstanding at any month end:
  FHLB advances                                                $100,094       $102,314
  Repos                                                          14,930         31,337
Approximate average amounts outstanding for period:
  FHLB advances                                                $ 76,141       $ 80,591
  Repos                                                           2,888         17,165
Approximate weighted average rate paid during period:
  FHLB advances                                                    5.50%          5.72%
  Repos                                                            5.91%          5.99%

NOTE 9. INCOME TAXES

      The components of income tax expense for the years ended March 31 are as follows:

                                            2002           2001          2000
                                          --------       --------      --------
                                                      (In thousands)

Federal income tax expense (benefit):
    Current                               $    569       $     --      $     --
    Deferred                                 1,792             --            --
                                          --------       --------      --------
                                             2,361             --            --
                                          --------       --------      --------
State and local income tax expense:
    Current                                    913             98           110
    Deferred                                    46             --            --
                                          --------       --------      --------
                                               959             98           110
                                          --------       --------      --------

Valuation allowance                         (2,439)            --            --

Total provision for income tax expense    $    881       $     98      $    110
                                          ========       ========      ========

      The reconciliation of the expected federal tax rate to the consolidated effective tax rate for the years ended March 31 is as follows:

                                                            2002                       2001                       2000
                                                    ---------------------      ---------------------      ---------------------
                                                     Amount      Percent        Amount      Percent        Amount      Percent
                                                    --------     --------      --------     --------      --------     --------
                                                                              (Dollars in thousands)
Statutory Federal income tax                        $  1,902         34.0%     $    (99)        34.0%     $   (349)        34.0%
State and local income taxes, net of Federal
  tax benefit                                            632         11.3            98        (33.6)          110        (10.7)
Change in valuation allowance                         (2,439)       (43.6)          157        (54.0)          298        (29.0)
Other                                                    786         14.0           (58)        19.9            51         (5.0)
                                                    --------     --------      --------     --------      --------     --------

Total income tax expense                            $    881         15.7%     $     98        (33.7)%    $    110        (10.7)%
                                                    ========     ========      ========     ========      ========     ========

      At March 31, 2001, Carver had net operating loss carryforwards for federal income tax purposes of approximately $5.7 million. These net operating loss carryforwards were fully utilized during the year ended March 31, 2002.

      Carver's stockholders' equity includes approximately $4.2 million and $3.6 million at March 31, 2002 and 2001, respectively, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for Federal income taxes at the then current tax rate.

      The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 are as follows:

                                                           2002        2001
                                                         --------    --------
                                                           (In thousands)

Deferred tax assets
    Net operating loss carryforward                      $     --    $  1,939
    Allowance for loan losses                               1,235       1,649
    Deferred loan fees                                        607         354
    Employees' pension plan                                   132         132
    Reserves for losses on other assets                        38          --
    Contributions carryforward                                 95          67
                                                         --------    --------

        Total deferred tax assets before
          valuation allowance                               2,107       4,141
        Valuation allowance                                    --      (2,439)
                                                         --------    --------
        Total deferred tax assets                           2,107       1,702
                                                         --------    --------

Deferred tax liabilities
    Unrealized gain on available-for-sale securities          100          --
    Excess of cost over net assets acquired                   168         250
    Depreciation                                              315         430
                                                         --------    --------
        Total deferred tax liabilities                        583         680
                                                         --------    --------

Net deferred tax assets                                  $  1,524    $  1,022
                                                         ========    ========

      Management believes it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset. The Company will have to generate approximately $4.5 million of future taxable income to realize this asset. Therefore, a valuation allowance against the deferred tax assets at March 31, 2002 is not considered necessary. Accordingly, during 2002, the valuation allowance was reduced by $2,439.

NOTE 10. EARNINGS PER COMMON SHARE

      The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted EPS for the periods presented:

                                                                        Year Ended March 31,
                                                                 ----------------------------------
                                                                   2002         2001         2000
                                                                 --------     --------     --------
                                                                           (In thousands)
Net income (loss)                                                $  4,713     $   (389)    $ (1,135)
Preferred stock dividends                                            (197)        (196)         (45)
                                                                 --------     --------     --------
Net income (loss) - basic                                           4,516         (585)      (1,180)
Impact of potential conversion of convertible preferred stock
to common stock                                                       197          196           45
                                                                 --------     --------     --------
Net income (loss) - diluted                                      $  4,713     $   (389)    $ (1,135)
                                                                 ========     ========     ========

Weighted average common shares outstanding - basic                  2,277        2,256        2,239
Effect of dilutive securities convertible preferred stock             218          208           46
                                                                 --------     --------     --------
Weighted average common shares outstanding - diluted                2,495        2,464        2,285
                                                                 ========     ========     ========

NOTE 11. STOCKHOLDERS' EQUITY

      Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21,519,000. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $2.5 million (unaudited), and $3.0 million (unaudited) at March 31, 2002 and 2001, respectively, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Holding Company's common stock were outstanding. The Bank is not permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

      Convertible Preferred Stock. On January 11, 2000, the Holding Company sold, pursuant to a Securities Purchase Agreement, dated January 11, 2000, in a private placement 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). In addition, Carver entered into a Registration Rights Agreement, dated January 11, 2000, with MSDW and Provender. The gross proceeds from the private placement were $2.5 million.

      The Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock") accrue annual dividends at $1.97 per share. Dividends are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock is convertible at the option of the holder, at any time, into
2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. The Holding Company may redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Preferred Stock shall be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock is entitled to one vote for each share of Common Stock into which the Preferred Stock can be converted.

      At March 31, 2002 unpaid accrued dividends related to the Preferred Stock amounted to $57,000.

      Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The Office of Thrift Supervision ("OTS") has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2002 and 2001, the Bank exceeded all of its regulatory capital requirements.

      The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 2002 and 2001, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

                                                       Minimum Capital            Classification as
                                Bank Actual                Adequacy                Well Capitalized
                          -----------------------   ----------------------      ----------------------
                           Amount        Ratio        Amount        Ratio        Amount        Ratio
                           ------        -----        ------        -----        ------        -----
                                                     (Dollars in thousands)
March 31, 2002
Tangible capital          $  36,442          8.1%    $   6,744          1.5%          N/A          N/A
Tier I (core)capital         36,442          8.1        17,984          4.0     $  22,480          5.0%
Risk-based capital:
     Tier I                  36,442         17.0           N/A          N/A        12,865          6.0
     Total                   39,140         18.3        17,153          8.0        21,442         10.0

March 31, 2001
Tangible capital          $  30,360          7.0%    $   6,360          1.5%          N/A          N/A
Tier I (core)capital         30,360          7.0        16,960          4.0     $  21,200          5.0%
Risk-based capital:
     Tier I                  30,360         14.5           N/A          N/A        12,310          6.0
     Total                   32,333         15.8        16,413          8.0        20,516         10.0

      The following table reconciles the Bank's stockholders' equity at March 31, 2002, in accordance with accounting principles generally accepted in the U.S. to regulatory capital requirements:

                                                                           Regulatory Capital Requirements
                                                                   -----------------------------------------------
                                                                     GAAP     Tangible    Tier 1/Core   Risk-Based
                                                                   Capital     Capital      Capital      Capital
                                                                   --------   ---------   -----------   ----------
                                                                                 (In thousands)
Stockholders' Equity at March 31, 2002 (1)                         $ 36,949    $ 36,949     $ 36,949     $ 36,949
Add:
   General valuation allowances                                                      --           --        2,698
Deduct:
   Unrealized loss (gain) on securities available-for-sale, net                    (116)        (116)        (116)
   Excess of cost over net assets acquired                                         (391)        (391)        (391)
                                                                               --------     --------     --------
Regulatory Capital                                                               36,442       36,442       39,140
Minimum Capital requirement                                                       6,744       17,984       17,153
                                                                               --------     --------     --------
Regulatory Capital Excess                                                      $ 29,698     $ 18,458     $ 21,987
                                                                               ========     ========     ========

(1)   Reflects Bank only.

      Comprehensive Income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. The Holding Company has reported its comprehensive income for fiscal 2002, 2001 and 2000 in the consolidated statements of changes in stockholders' equity and comprehensive income. Carver's other comprehensive income or loss (other than net income), which is attributable to gains and losses on securities available-for-sale, for the year ended March 31, 2002 was $116,000. There was no other comprehensive income or loss for the years ended March 31, 2001 and 2000.

NOTE 12. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

      Pension Plan. Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended

March 31, 2001. The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver's consolidated financial statements at March 31:

                                                            2002         2001
                                                          --------     --------
                                                              (In thousands)

Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year     $  2,527     $  2,846
Service cost                                                    --          121
Interest cost                                                  182          207
Actuarial gain                                                 154          (84)
Benefits paid                                                 (240)        (243)
Curtailment                                                     --         (320)
                                                          --------     --------
Projected benefit obligation at end of year               $  2,623     $  2,527
                                                          ========     ========

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year            $  3,594     $  3,791
Actual return on plan assets                                    15           46
Employer contributions                                          --           --
Benefits paid                                                 (240)        (243)
                                                          --------     --------
Fair value of plan assets at end of year                  $  3,369     $  3,594
                                                          ========     ========

Funded status                                             $    746     $  1,067
Contributions                                                   --           --
Unrecognized transition obligation                              --           --
Unrecognized gain                                             (600)      (1,074)
Unrecognized past service liability                             --           --
                                                          --------     --------
Accrued pension cost                                      $    146     $     (7)
                                                          ========     ========

      Net periodic pension cost included the following components for the years ended March 31 are:


                                                              2002          2001          2000
                                                            --------      --------      --------
                                                                       (In thousands)
Service cost                                                $     --      $    121      $    159
Interest cost                                                    182           207           191
Expected return on plan assets                                  (279)         (298)         (284)
Amortization of:
   Unrecognized transition (benefit) obligation                   --            36            36
   Unrecognized gain (loss)                                      (56)          (96)          (62)
   Unrecognized past service liability                            --             2             2
Curtailment credit                                                --           (84)           --
                                                            --------      --------      --------
Net periodic pension (benefit) cost                         $   (153)     $   (112)     $     42
                                                            ========      ========      ========

         Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are:

                                                                2002          2001          2000
                                                              --------      --------      --------
Annual salary increase (1)                                       N/A          4.75%         5.50%
Long-term return on assets                                      8.00%         8.00%         8.00%
Discount rate used in measurement of benefit obligations        7.00%         7.25%         8.00%

(1)   The annual salary increase rate is not applicable as the plan is frozen.

      Savings Incentive Plan. Carver has a savings incentive plan, pursuant to
Section 401(k) of the Code, for all eligible employees of the Bank. Through December 31, 2000, employees had the option to elect to defer up to the lesser of 15% or the maximum amount allowed under law of their compensation and receive a 50% matching contribution from Carver up to the maximum allowed by law. Effective January 1, 2001, the plan was modified. In connection with this modification, Carver will make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee equal to 2% of the employee's annual pay. This 2% Carver contribution will be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the 2% Carver contribution, the employee must have completed at least one year of service and be employed as of the last day of the plan year or December 31s of each year. In addition, effective January 1, 2001, Carver matches contributions to the plan equal to 100% of the pre-tax contributions made by each employee up to a maximum of 4% of their pay. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the one to five year vesting schedule that previously applied to matching contributions will apply to the new 2% Carver contribution. Total incentive plan expenses for the years ended March 31, 2002, 2001 and 2000 were $60,000, $45,000 and $56,000 respectively.

      Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director. The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver's consolidated financial statements at March 31:

                                                          -----     -----
                                                           2002      2001
                                                          -----     -----
                                                           (In thousands)

Change in projected benefit obligation during the year
Projected benefit obligation at beginning of year         $ 296     $ 670
Service cost                                                 --        --
Interest cost                                                19        35
Actuarial loss (gain)                                        --        14
Benefits paid                                               (51)      (51)
Curtailment                                                  --      (372)
                                                          -----     -----
    Projected benefit obligation at end of year           $ 264     $ 296
                                                          =====     =====

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year            $  --     $  --
Actual return on plan assets                                 --        --
Employer contributions                                       51        51
Benefits paid                                               (51)      (51)
                                                          -----     -----
Fair value of plan assets at end of year                  $  --     $  --
                                                          =====     =====

Funded Status                                             $(264)    $(296)
Contributions                                                --        --
Unrecognized loss                                            21        21
Unrecognized past service liability                          --        --
                                                          -----     -----
Accrued pension cost                                      $(243)    $(275)
                                                          =====     =====

      Net periodic pension cost for the years ended March 31, 2002, 2001 and 2000 included the following:

                                          2002        2001        2000
                                         ------      ------      ------
                                                 (In thousands)

Service cost                             $   --      $   --      $   --
Interest cost                                20          35          51
Expected return on plan assets               --          --          --
Amortization of:
  Unrecognized gain                          --           4          27
  Unrecognized past service liability        --          23          55
  Curtailment credit                         --        (179)         --
                                         ------      ------      ------
Net periodic pension cost                $   20      $ (117)     $  133
                                         ======      ======      ======

      The actuarial assumptions used in determining plan benefits include annual fee increases of 5.50% during the year ended March 31, 2000, and a discount rate of 7.25%, 7.25% and 8.00% for the years ended March 31, 2002, 2001 and 2000, respectively.

      Management Recognition Plan. The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. Pursuant to the MRP, the Bank recognized $119,000, $0 and $178,000 as expense for the years ended March 31, 2002, 2001 and 2000, respectively.

      Employee Stock Ownership Plan. Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,320 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering. The term loan principal is payable over forty equal quarterly installments through September 2004. Interest on the term loan is payable quarterly, at a rate of 3.00% over the average federal funds rate. On May 20, 2002, the term loan was modified to provide for interest at a fixed rate of 4% per annum. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

      Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

      Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $174,000, $298,000 and $326,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

      The ESOP shares at March 31 are as follows:

                                                    2002            2001
                                                  --------        --------
                                                        (In thousands)
              Allocated shares                         149             134
              Unreleased shares                         33              48
                                                  --------        --------
              Total ESOP shares                        182             182
                                                  ========        ========

              Fair value of unreleased shares     $    374        $    293

      Stock Option Plan. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the "Plan") to advance the interests of the Bank through providing select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan was 138,862. At March 31, 2002, there were 107,267 options outstanding and 106,267 were exercisable. Options are granted at the fair market value of Carver common stock at the time of the grant for a period not to exceed ten (10) years. Under the Plan, as amended, option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service. In some instances, portions of option grants vest at the time of the grant. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

      Information regarding stock options as of and for the years ended March 31 follows:

                                                2002                            2001                             2000
                                      ------------------------        -------------------------       --------------------------
                                                      Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                                      Exercise                         Exercise                         Exercise
                                      Options          Price          Options           Price          Options           Price
                                      --------        --------        --------         --------        --------         --------
Outstanding, beginning of year         112,963            9.17          58,463             9.57          79,115            10.74
Granted                                 29,767            9.79          56,000             8.94          31,000             8.21
Exercised                                   --              --              --               --              --               --
Forfeited                              (35,463)          10.61          (1,500)           16.13         (51,652)           10.55
                                      --------        --------         --------        --------        --------         --------
Outstanding, end of year               107,267            8.86         112,963             9.17          58,463             9.57
                                      ========        ========         ========        ========        ========         ========
Exercisable at year end                106,267              --          89,663               --          34,470               --
                                      ========        ========         ========        ========        ========         ========

      The following table summarizes information about stock options at March 31, 2002:

                                       Options Outstanding                        Options Exercisable
                           -----------------------------------------------     -------------------------
                                              Weighted            Weighted                      Weighted
                                              Average              Average                       Average
       Range of                              Remaining            Exercise                      Exercise
   Exercise Prices          Shares              Life                Price       Shares            Price
---------------------      --------          ----------           --------     --------         ---------
$ 8.00         $ 8.99       70,000             8 years             $ 8.24       70,000           $ 8.24
  9.00           9.99       28,267             9 years               9.79       28,267             9.79
 10.00          10.99        8,000             9 years              10.42        8,000            10.42
 13.00          13.99        1,000             6 years              13.81           --               --
                           -------                                             -------
 Total                     107,267                                             106,267
                           =======                                             =======

      Carver applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based Plan under which there is no charge to earnings for stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

      Alternatively, Carver could have accounted for under SFAS 123, under which compensation cost for stock option awards would be calculated and recognized over the service period (generally equal to the vesting period). Had Carver applied SFAS 123 for its Plan, net income and earnings per common share would have been to the pro forma amounts indicated below for the years ended March 31:

                                                          2002            2001            2000
                                                     -------------   --------------  --------------
                                                     (Dollars in thousands, except per share data)
Net Gain (loss) available to common shareholders:
    As reported                                        $   4,516       $    (586)      $  (1,180)
    Pro forma                                              4,414            (759)         (1,268)

Basic gain (loss) per share:
    As reported                                        $    1.98       $   (0.26)      $   (0.53)
    Pro forma
                                                            1.94           (0.34)          (0.57)

Diluted gain (loss) per share:
    As reported                                        $    1.89       $   (0.26)      $   (0.53)
    Pro forma
                                                            1.85           (0.34)          (0.57)

Weighted average number of shares outstanding          2,276,920       2,256,441       2,238,846

      The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rate of 5.50%, volatility of 30%, expected dividend yield of 0.60%, and an expected life of five years.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

      The Bank has outstanding various loan commitments as follows:

                                                            2002          2001
                                                          --------      --------
                                                              (In thousands)

Commitments to originate mortgage loans                   $ 14,723      $  6,137
Consumer loans                                               2,877         3,380
                                                          --------      --------
    Total                                                 $ 17,600      $  9,517
                                                          ========      ========

      At March 31, 2002, of the $14.7 million in outstanding commitments to originate mortgage loans, $3.1 million represented commitments to originate multi-family mortgage loans at fixed rates within a range of 6.25% to 7.75%, $7.7 million represented the balance of all other real estate loans at fixed rates between 5.50% to 8.50% and $3.9 million represented construction loans at an average rate of 6.36%.

      At March 31, 2002, undisbursed funds from approved consumer lines of credit, primarily credit cards, totaled $2.9 million. Such lines consist of unsecured and secured lines of credit of $2.7 million and $207,000 respectively. All such lines carry adjustable rates.

      At March 31, 2002, undisbursed funds from approved unsecured commercial lines of credit totaled $45,000.

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

      Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $142,000, $191,000, and $273,000 for the years ended March 31, 2002, 2001 and 2000, respectively. As of March 31, 2002, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2012 are as follows:

           Year Ending                    Minimum
            March 31,                     Rental
           -----------                --------------
                                      (In thousands)
                 2003                     $  186
                 2004                        189
                 2005                        192
                 2006                        195
                 2007                         94
           Thereafter                        317
                                          ------
                                          $1,173
                                          ======

      The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

      Legal Proceedings. From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving the Company, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Bank in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2002, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject.

      On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver Federal employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose

Action"). On or about January 12, 1999, Carver Federal and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver Federal on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged the following causes of action, which relate to the Agreement and St. Rose's separation from Carver Federal: (1) breach of contract;
(2) promissory estoppel; and (3) fraudulent misrepresentation. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel and fraudulent misrepresentation causes of action.

      On or about August 18, 1999, Carver Federal moved to dismiss St. Rose's fraudulent misrepresentation cause of action and the Court granted Carver Federal's motion to dismiss. Carver Federal has not filed an answer in the St. Rose Action. By written stipulation of the parties, Carver Federal's time to file an answer to St. Rose's complaint has been extended without date. Carver Federal plans to assert claims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal, which obligations remain outstanding as of the date of this Form 10-K. The parties have had intermittent settlement discussions, but have not reached an agreement. If the parties do not reach a settlement, Carver Federal intends to continue to defend the St. Rose Action vigorously.

      Carver Federal is also a defendant in an action brought by Ralph Williams (the "Williams Action") and an action brought by Janice Pressley (the "Pressley Action" and, together with the Williams Action, the "Actions"), both of which arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors, and plaintiff Pressley is a former treasurer, of Northeastern, a federal credit union that maintained accounts with Carver Federal and other banks in the New York metropolitan area. Plaintiffs' complaints (which are virtually identical) allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. On or about November 22, 2000, Williams filed his pro se complaint against the NCUA, Carver Federal, Chase Manhattan Bank ("Chase"), Astoria Federal Savings and Loan Association and Reliance Federal Savings Bank (Carver Federal with the last three defendants, collectively the "Bank Defendants") seeking damages in the amount of $1 million plus certain additional unspecified amounts. On or about November 22, 2000, plaintiff Pressley filed her pro se action against the same defendants seeking unspecified compensatory and punitive damages. Williams seeks damages for the allegedly "unauthorized" or "invalid" actions of the NCUA Board in taking control of Northeastern as well as damages for discrimination and civil rights violations. Pressley seeks damages based on identical allegations except that she also alleges certain claims of employment discrimination.

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

      The Bank Defendants' motion to dismiss was denied without prejudice insofar as it applied to the Williams Action solely for the reason that it was a motion addressed to both Actions prior to the issuance of an order consolidating these cases. The Bank Defendants have refiled their motion to dismiss the Williams Action and it is sub judice. If the motion to dismiss is not granted, Carver Federal intends to defend the Williams Action vigorously. On September 20, 2001 the court granted the Bank Defendants' motion to dismiss the Pressley Action. Pressley has appealed the dismissal. Carver Federal is vigorously opposing the appeal.

      On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark"), the former President and CEO of Carver, filed suit against Carver Federal and certain individual defendants in the Supreme Court of the State of New York, County of New York (the "Clark Action"). Clark claims that the defendants should be forced to obtain approval from the OTS to pay severance benefits that Clark believes Carver Federal owes him under an employment agreement. Clark seeks injunctive relief and asserts claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, the defendants moved to dismiss the complaint in its entirety and in November 2001 the court dismissed the breach of contract action against the individual defendants and the equitable estoppel and estoppel by contract claims against all defendants. Carver Federal appealed the failure to dismiss the breach of contract claims. If Carver Federal does not prevail in the appeal, Carver Federal intends to vigorously defend this action.

      On or about January 28, 2002, plaintiff Monique Barrow, a former employee, filed suit against Carver Federal in the United States District Court for the Southern District of New York alleging pregnancy discrimination in violation of the Family Medical Leave Act, New York State and New York City laws. The plaintiff seeks compensatory damages in an amount not less than $5 million, punitive, liquidated and other compensatory damages in an amount not less than $10 million, as well as reinstatement to her former position. Carver Federal has answered the complaint denying any liability, and in the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities

      The fair values for securities available-for-sale, mortgage-backed securities held-to-maturity and investment securities held-to-maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities.

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

Borrowings

      The fair values of advances from the Federal Home Loan Bank of New York, securities sold under agreement to repurchase and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities.

Commitments

      The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2002 approximates the fees received. The fair value is not considered material.

      The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 2002 and 2001 are as follows:

                                                                      At March 31,
                                                -----------------------------------------------------------
                                                           2002                           2001
                                                --------------------------      ---------------------------
                                                 Carrying       Estimated        Carrying       Estimated
                                                  Amount        Fair Value        Amount        Fair Value
                                                ----------      ----------      ----------      ----------
                                                                     (In thousands)
Financial Assets:
    Cash and cash equivalents                   $   34,851      $   34,851      $   31,758      $   31,758
    Securities available-for-sale               $   39,663      $   39,401      $   19,926      $   19,926
    Investment securities held-to-maturity      $   15,643      $   15,716      $   24,996      $   26,089
    Mortgage backed securities                  $   49,942      $   50,420      $   42,866      $   42,842
    Loans receivable                            $  289,114      $  300,251      $  283,437      $  290,140
    Accrued interest receivable                 $    2,804      $    2,804      $    2,541      $    2,541
Financial Liabilities:
    Deposits                                    $  324,954      $  324,982      $  279,424      $  258,920
    Securities sold under agreements to
    repurchase                                          --              --      $    4,930      $    4,930
    Advances from Federal Home Loan Bank of
    New York                                    $   75,262      $   74,375      $  100,299      $  105,421
    Other borrowed money                        $      389      $      384      $      371      $      371

Commitments                                             --              --              --              --

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

      Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of unaudited quarterly financial data for the fiscal years ended March 31, 2002 and 2001:

                                                                   Three Months Ended
                                           ---------------------------------------------------------------------
                                             June 30          September 30       December 31          March 31
                                           ------------       ------------       ------------       ------------
                                                           (In thousands, except per share data)
Fiscal 2002
Interest income                            $      7,049       $      7,024       $      7,162       $      7,020
Interest expense                                 (3,387)            (3,233)            (2,959)            (2,469)
    Net interest income                           3,662              3,791              4,203              4,551
Provision for loan losses                          (225)              (225)              (225)              (225)
Non-interest income                               1,420                476              1,976                613
Non-interest expense                             (3,419)            (3,438)            (3,836)            (3,505)
Income tax expense                                 (273)              (115)              (402)               (91)
                                           ------------       ------------       ------------       ------------
    Net income                             $      1,165       $        489       $      1,716       $      1,343
                                           ============       ============       ============       ============
Earnings per common share
    Basic                                          0.49               0.19               0.73               0.57
    Diluted                                        0.47               0.19               0.69               0.53
                                           ============       ============       ============       ============

Fiscal 2001
Interest income                            $      7,082       $      7,082       $      7,197       $      6,946
Interest expense                                 (3,393)            (3,497)            (3,745)            (3,643)
    Net interest income                           3,689              3,585              3,452              3,303
Provision for loan losses                          (443)              (450)              (450)              (450)
Non-interest income                                 681              1,264                498                491
Non-interest expense                             (3,754)            (3,941)            (3,942)            (3,824)
Income taxes (expense) benefit                      (24)              (178)                45                 59
                                           ------------       ------------       ------------       ------------
    Net income (loss)                      $        149       $        280       $       (397)      $       (421)
                                           ============       ============       ============       ============
Earnings (loss) per common share
    Basic                                          0.04               0.10              (0.20)             (0.21)
    Diluted                                        0.04               0.10              (0.20)             (0.21)
                                           ============       ============       ============       ============

NOTE 16. CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                   AS OF MARCH 31,
                                                ---------------------
                                                  2002         2001
                                                --------     --------
                                                (Dollars in thousands)

ASSETS

Cash on deposit with the Bank                   $    439     $  2,128
Investment in the Bank                            37,567       30,360
                                                --------     --------
Total assets                                    $ 38,006     $ 32,488
                                                ========     ========

LIABILITIES

Accounts payable to the Bank                    $     14     $    118
Other liabilities                                  1,250          274
                                                --------     --------
Total liabilities                                  1,264          392

Stockholders' equity                              36,742       32,096
                                                --------     --------
Total liabilities and stockholders' equity      $ 38,006     $ 32,488
                                                ========     ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                           2002           2001           2000
                                                         --------       --------       --------
                                                                    (In thousands)
INCOME
Equity in net income (loss) from the Bank                $  6,247       $    624       $   (413)
Equity in net income (loss) from Alhambra Holding              --             --            720
Interest income from deposit with the Bank                     33             48             77
Interest income from promissory note                           --             --             12
Other income                                                   --             --             13
Total income                                                6,280            672            409

EXPENSES
Salaries and employee benefits                                 82             64            113
Legal expense                                                 236            233            659
Shareholder expense                                           296            510            432
Other                                                          72            156            340
                                                         --------       --------       --------
Total expense                                                 686            963          1,544
Income (loss) before income taxes                           5,594           (291)        (1,135)
Income tax expense                                            881             98             --
                                                         --------       --------       --------
Net income (loss)                                        $  4,713       $   (389)      $ (1,135)
                                                         ========       ========       ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                           2002           2001           2000
                                                         --------       --------       --------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  4,714       $   (389)      $ (1,135)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in net (income) loss of the Bank                    (6,247)          (624)           413
Equity in net income of Alhambra Holding                       --             --           (720)
Decrease (increase) in accounts receivable                     --              3             (3)
Decrease (increase) in promissory note receivable              --             50            (50)
Increase (decrease) in accounts payable to Bank              (104)            45             73
Increase (decrease) in other liabilities                      976           (802)           914
Allocation of ESOP Stock and MRP activity                     206            203            341
Other,  net                                                  (845)          (203)           (25)
                                                         --------       --------       --------
Net cash provided by operating activities                  (1,300)        (1,717)          (192)
                                                         --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposition of Alhambra Building             --          2,136             --
                                                         --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                      --             --          2,366
Purchase of treasury stock - net                              (77)           (61)            --
Dividends paid                                               (312)          (298)          (106)
Decrease in unrealized loss on investments                     --             --             --
                                                         --------       --------       --------
Net cash (used in) provided by financing activities          (389)          (359)         2,260
                                                         --------       --------       --------
Net (decrease) increase in cash                            (1,689)            60          2,068

Cash and cash equivalents - beginning                       2,128          2,068             --
                                                         --------       --------       --------
Cash and cash equivalents - ending                       $    439       $  2,128       $  2,068
                                                         ========       ========       ========

NOTE 17. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      Upon the adoption of SFAS 133 on April 1, 2001 the Bank transferred $45.7 million of securities from held-to-maturity to available-for-sale. SFAS 133 did not have a material impact on the consolidated financial statements, however, future volatility of earnings and other comprehensive income may result due to management's use of derivatives in connection with potential hedging strategies and changes in market values of derivatives and hedged items.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 140 revised the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 applies generally to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Requirements for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral apply to fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the financial condition or results of operations.

BUSINESS COMBINATIONS

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") effective June 30, 2001. SFAS 141 addresses the financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting. Pooling transactions initiated prior to that date were not affected. SFAS 141 also establishes guidelines as to how the purchase method is to be applied. This guidance is similar to that previously contained in APB Opinion No. 16, however, SFAS 141 establishes additional disclosure requirements for transactions occurring after the effective date. SFAS 141 also requires identifiable intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The requirements of SFAS 141 did not have a material impact on the financial condition or results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. In accordance with the provisions of SFAS 142, all goodwill and identifiable intangible assets identified as having an indefinite useful life, including those acquired before its effective date, will no longer be amortized but will be assessed for impairment at least annually by applying a fair-value based test as defined in the Statement. SFAS 142 requires that on acquired intangible assets having an estimated useful life, be separately recognized and amortized over their estimated useful lives. Intangible assets that remain subject to amortization shall continue to be reviewed for impairment in accordance with previous pronouncements.

      Additionally, SFAS 142 requires that an initial impairment assessment on all goodwill recognized in the consolidated financial statements be completed within six months of the statements adoption to determine if a transition impairment charge needs to be recognized. Management has performed the initial impairment assessment as of March 31, 2002, and determined that no impairment charge is warranted. The consolidated balance sheets and consolidated statements of income, presented herein disclose the identifiable intangible assets that were originally recognized separate from goodwill. Effective April 1, 2002, goodwill will no longer be amortized, however, identifiable intangible assets will continue to be amortized over the estimated useful lives. Amortization of identifiable intangible assets is estimated to be $212 thousand in fiscal 2003.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's earnings or financial position.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. More specifically, it: (a) eliminates the allocation of goodwill to long-lived assets to be tested for impairment; and (b) details both a probability - weighted and primary asset approach to estimate cash flows in testing for impairment of a long-lived asset. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's earnings or financial position.

                                  EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------

3.1                Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2                Bylaws of Carver Bancorp, Inc. (1)

4.1                Stock Certificate of Carver Bancorp, Inc. (1)

4.2                Federal Stock Charter of Carver Federal Savings Bank

4.3                Bylaws of Carver Federal Savings Bank

4.4                Amendments to Bylaws of Carver Federal Savings Bank (3)

4.5 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (5)

4.6 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (5)

10.1 Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)

10.2 Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1989 (1)

10.3 Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of May 1, 1993 (1)

10.4 Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1993 (1)

10.5 Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)

10.6 Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994 (1)

10.7 Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)

10.8 Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995 (1)

10.9 Employment Agreement by and between Carver Federal Savings Bank and Thomas L. Clark, entered into as of April 1, 1997
                   (2)

10.10 Employment Agreement by and between Carver Bancorp, Inc. and Thomas L. Clark, entered into as of April 1, 1997 (2)

10.11 Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999
                   (4)

Exhibit Number     Description
--------------     -----------

10.12 Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (4)

10.13 Securities Purchase Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (6)

10.14 Registration Rights Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (6)

10.15 Settlement Agreement and Mutual Release by and among BBC Capital Market, Inc., The Boston Bank of Commerce, Kevin Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C. Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz, Pazel G. Jackson, Jr., Herman Johnson and David R. Jones; Morgan Stanley & Co., Incorporated; and Provender Opportunities Fund, L.P. and Frederick O. Terrell (6)

10.16              Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan
                   (7)

10.17 Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (8)

10.18 Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (8)

10.19 Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (8)

10.20 Employment Agreement by and between Carver Federal Savings Bank and Catherine A. Papayiannis, entered into as of April 22, 2002

21.1               Subsidiaries of the Registrant (6)

23.2               Consent of KPMG LLP

--------------------------

(1) Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of Carver Bancorp, Inc., filed with the Securities and Exchange Commission on June 7, 1996.

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

(7) Incorporated herein by reference to the Registrant's Proxy Statement, dated January 25, 2001.

(8) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.