Form 10-K/A
period 2002-03-31
CARVER BANCORP INC
filed 2002-07-29
CIK 1016178

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

                      DOCUMENTS INCORPORATED BY REFERENCE: None

                              CARVER BANCORP, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS




Part I                                                                      Page


Item 1.     Business.......................................................   1
Item 2.     Properties.....................................................  28
Item 3.     Legal Proceedings..............................................  28
Item 4.     Submission of Matters to a Vote of Security Holders............  30

Part II

Item 5.     Market for Carver Bancorp, Inc. Common
              Equity and Related Stockholder Matters.......................  31
Item 6.     Selected Financial Data........................................  32
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  33
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....  43
Item 8.     Financial Statements and Supplementary Data....................  44
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  44

Part III


Item 10.    Directors and Executive Officers of Carver Bancorp, Inc........  44
Item 11.    Executive Compensation.........................................  47
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management...............................................  52
Item 13.    Certain Relationships and Related Transactions.................  55


Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on

              Form 8-K.....................................................  56

SIGNATURES  ...............................................................  57

CONSOLIDATED FINANCIAL STATEMENTS OF CARVER
              BANCORP INC. AND SUBSIDIARIES................................ F-1
EXHIBIT INDEX.............................................................. E-1

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


                                  End of  Position  Held  with          Director
Name                     Age(1)   Term    the  Company and the Bank     Since
----                     ------   ----    ---------------------------   -----
                                          President, Chief Executive
Deborah C. Wright        44       2004    Officer and Director          1999
Frederick O. Terrell     47       2003    Chairman                      2000
Pazel G. Jackson, Jr.    70       2004    Director                      1997
David L. Hinds           55       2004    Director                      2000
Kevin Cohee              44       2004    Director                      2000
Teri Williams            44       2002    Director                      2000
Strauss Zelnick          44       2002    Director                      2000
Robert Holland, Jr.      62       2003    Director                      2000

----------
(1) As of May 31, 2002.

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

      Frederick O. Terrell is currently Managing Partner and Chief Executive Officer of Provender Capital Group, LLC, a private equity investment firm based in New York and Los Angeles. Prior to forming Provender in 1997, Mr. Terrell was a Managing Director and Partner with the international investment banking firm of Credit Suisse First Boston, beginning his association with the firm in 1983. In addition to Carver, he is a member of the Boards of Vanguarde Media, Inc., Empire Health Choice, Inc., The Diversity Channel, Inc., PacPizza LLC and the Yale School of Management. Mr. Terrell received his B.A. degree from La Verne College, an M.A. from Occidental College and his M.B.A. from the Yale School of Management.

      Pazel G. Jackson, Jr. is a retired Senior Vice President of JPMorgan Chase. From January 1995 to 2000, Mr. Jackson was responsible for new business development in targeted markets throughout the United States. Prior to his last assignment at JPMorgan Chase, Mr. Jackson served as the Senior Credit Officer of Chemical Bank's Residential Mortgage Company from 1989 to 1995 and was Senior Vice President, Residential Mortgage Business Manager from 1986 to 1989. Mr. Jackson's previous business experience also includes employment as a Senior Vice President in charge of Commercial and Residential Lending at The Bowery Savings Bank. Mr. Jackson joined The Bowery in 1969 and held various positions at this financial savings institution including, Senior Vice President, Assistant to the Chairman (1985-1986); Senior Vice President, Division Head, Real Estate Finance (1981-1985); Senior Vice President, Marketing Director (1977-1981); and Vice President, Asset Recovery (1973-1977). Mr. Jackson also served as Chief of Engineering Design for the 1964-1965 New York World's Fair Corporation (1962-1966). Mr. Jackson is a licensed professional engineer and earned his M.B.A. from Columbia University.

      David L. Hinds is a retired Managing Director of Deutsche Bank who, during his tenure there, developed an expertise in turnaround management and process reengineering. During his extensive career at Deutsche Bank and Bankers Trust, Mr. Hinds led several operating divisions, a start-up technology division and a global marketing and sales organization. Most recently, he was Managing Director/Partner for Deutsche Bank's Global Cash Management and Trade Finance Division, where he had profit and loss responsibility for all business activities, including global sales, operations, product management, credit and technology. Under his leadership, the Division's profit contribution more than doubled over four years. He is a board member of the SBLI Mutual Life Insurance Company, past President of the Executive Leadership Council, Co-Founder of the Urban Bankers Coalition and Chairman of the NAACP New York Act - So Advisory Committee.

      Kevin Cohee is currently Chairman and Chief Executive Officer of Boston Bank of Commerce, the first interstate African American owned bank in the country. Mr. Cohee is also a majority shareholder and board member of the Boston Bank of Commerce. Mr. Cohee has an extensive background as an executive and an entrepreneur. He was employed by Salomon Brothers, Inc. in their Financial Institutions Group. By 1988, through a leverage buyout, Mr. Cohee obtained Military Professional Services, Inc., a 29 year old company that marketed Visa and MasterCard credit cards to military personnel. Mr. Cohee purchased a majority controlled interest in Boston Bank of Commerce in 1995. Mr. Cohee holds a B.A. and M.B.A. from the University of Wisconsin and a J.D. from Harvard Law School. Mr. Cohee is married to Teri Williams, also a director of the Holding Company.

      Teri Williams is currently employed as an Executive Vice President of Boston Bank of Commerce . Ms. Williams is also a majority shareholder and board member of the Boston Bank of Commerce, the first interstate and third largest African-American owned bank in the country. Ms. Williams began her business career over 17 years ago at American Express TRS Company where she became one of the youngest vice presidents in the company's history. Ms. Williams is very involved in community projects, including Vice Chairperson/Treasurer of Dimock Community Health Center, Treasurer of UNICEF/New England and the Board of Overseers for WGBH (public tv). Ms. Williams holds a B.A. with in economics from Brown University and an M.B.A. with honors from the Harvard Graduate School of Business Administration. Ms. Williams is married to Kevin Cohee, also a director of the Holding Company.

      Strauss Zelnick is the founder of Zelnick Media LLC, an investment and advisory firm specializing in traditional and new media and entertainment. From 1998 to 2000, Mr. Zelnick served as President and Chief Executive Officer of BMG Entertainment, a $4.7 billion music division of Bertelsmann A.G., where he managed one of the world's largest music and entertainment companies with more than 200 record labels and operations in 54 countries, as well as one of the leading music publishing companies and the world's largest record club. Under his leadership, the company recognized record revenues and profits. Before joining BMG, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a leading producer and distributor of interactive entertainment software. Prior to that, he worked for four years as President and Chief Operating Officer of 20th Century Fox and spent the previous three years at Vestron Inc. as a senior executive, becoming President and Chief Operating Officer. Mr. Zelnick also served as Vice President for the International Television Division of Columbia Pictures. Mr. Zelnick serves on boards of Insignia Financial Group, Inc., UGO Networks Inc., and On2.com and serves on the Boards of Trustees of Wesleyan University and WNYC. Mr. Zelnick holds a J.D. and an M.B.A. from Harvard University and a B.A. from Wesleyan University.

      Robert Holland, Jr. was Chairman and Chief Executive Officer of Workplace Integrators, a Southeast Michigan company he acquired in June 1997 and built into one of the largest Steelcase Office Furniture dealerships in the United States. He divested this business in April 2001. Mr. Holland is the former President and Chief Executive Officer of Ben & Jerry's and previously served as the Chairman and Chief Executive Officer of Rokher-J, Inc., a New York-based holding company participating in business development projects and providing strategy development assistance to senior management of major corporations. Prior to these positions, Mr. Holland was a long-standing partner with McKinsey & Company. Mr. Holland is a member of the Boards of The MONY Group, Lexmark International, Inc., Tricon Restaurants, Inc., and Mazaruni Granite Products and was a member of the Boards of AC Nielsen Corporation and Trumark, Inc. before those companies were sold. He spent ten years as the Chairman of the Board of Trustees of

Spelman College, where he currently serves as Vice Chairman, and is a member of the Board of the Harlem Junior Tennis Program and the Executive Board of the Harvard Journal of African-American Public Policy.

Information with Respect to Officers

      The following table sets forth certain information with respect to each officer of the Holding Company as of May 31, 2002. There are no arrangements between the Holding Company and any officer pursuant to which such person was selected to be an officer of the Holding Company.

                                                           Position Held with the                Officer
Name                                Age                    Company and the Bank                  Since
---- ----------------               ---         ---------------------------------------------    -----
Deborah C. Wright                   44          President, Chief Executive Officer and
                                                Director                                          1999

Margaret D. Peterson                51          Senior Vice President and  Chief
                                                Administrative Officer                            1999

Devon W. Woolcock                   36          Senior  Vice  President  and Chief of Retail
                                                Banking                                           2000

Frank Deaton                        33          Senior Vice President and Chief Auditor           2001

Linda J. Dunn                       46          Senior Vice  President,  General Counsel and
                                                Corporate Secretary                               2001

William Gray                        47          Senior Vice  President  and Chief  Financial
                                                Officer                                           2002

      The principal occupation and business experience of each officer who is not a director is set forth below.

      Margaret D. Peterson is Senior Vice President and Chief Administrative Officer, integrating Human Resources, Information Technology, Facilities, Vendor Management and other support activities. Ms. Peterson joined Carver Federal in October 1999. She came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, Ms. Peterson was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. Besides her 12 years in Human Resources, Ms. Peterson has ten years of Systems and Technology experience from various positions held at each of JP Morgan and Chase Manhattan Bank. Ms. Peterson is a member of the Board of Friends of Columbia University's Double Discovery Center. Ms. Peterson earned a Bachelors Degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association.

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

      Linda J. Dunn is Senior Vice President, General Counsel and Corporate Secretary. She joined Carver in June 2001. Ms. Dunn had been a corporate associate at the law firm Paul, Weiss, Rifkind, Wharton & Garrison since 1994. She was an Assistant Vice President in the Consumer Products Division of Chemical Bank from 1987 to 1991. From 1983 to 1987, she was employed at American/National Can Company, where she held various positions from Financial

Analyst to Manager of Performance Analysis in the Specialty Food Products Division. Ms. Dunn earned A.B., M.B.A. and J.D. degrees from Harvard University.

      William Gray is Senior Vice President and Chief Financial Officer. He joined Carver in February 2002. Mr. Gray had been the Vice President of the Dime Savings Bank of New York. He was responsible for accounting, reporting, budgeting and forecasting for the Retail Banking, Commercial Real Estate, Consumer Lending and Business Banking divisions of Dime. Mr. Gray earned a B.A. in accounting from Adelphi University in 1986.

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

      Based solely on a review of copies of such reports of ownership furnished to Carver, or written representations that no forms were necessary, Carver believes that, during the last fiscal year, all filing requirements applicable to its directors, officers and greater than ten percent shareholders of the Company were complied with, except for the late filing with the SEC of one Form 3 "Initial Statement of Beneficial Ownership of Securities" ("Form 3") by Frank Deaton upon first becoming an executive officer of Carver and one Form 3 by Linda J. Dunn upon first becoming an executive officer of Carver.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth cash and noncash compensation for the fiscal year ended March 31, 2001 awarded to or earned by the Holding Company's Chief Executive Officer and by each other executive officer whose compensation exceeded $100,000 for services rendered in all capacities to the Holding Company and the Bank during the fiscal year ended March 31, 2002 ("Named Executive Officers").

                           Summary Compensation Table

                                                                                                 Long Term Compensation
                                                                                    ------------------------------------------------
                                                   Annual Compensation                       Awards                  Payouts
                                         ---------------------------------------    ----------------------    ----------------------
                                                                        Other
                                                                       Annual        Restricted                LTIP      All Other
                              Fiscal                                Compensation    Stock Awards   Options    Payouts   Compensation
Name and Principal Positions   Year      Salary($)     Bonus($)        ($)(1)          ($)(2)       (#)(9)      ($)        ($)(3)
----------------------------   ----      ---------     --------        ------          ------       ------      ---        ------
Deborah C. Wright (4)          2002       235,000       111,500           --           35,000       30,000       --        20,501
President                      2001       235,000        30,550           --           16,444       60,000       --        35,075
and Chief Executive Officer    2000       201,558        44,650           --           60,938       30,000       --          --

Devon W. Woolcock (5)          2002       125,000       21,250            --             --         2,700        --          --
Senior Vice President and      2001        85,000       56,600            --           4,299        6,000        --          --
Chief of Retail Banking


Margaret Peterson (6)          2002       108,750       26,100            --             --         2,700        --        16,493
Senior Vice President and      2001        18,125       75,000            --           8,625        6,000        --          --
Chief Administrative Officer


Linda J. Dunn (7)              2002       104,200       16,100            --           8,750        6,250        --          --
Senior Vice President,
General Counsel and
Corporate Secretary

Frank Deaton (8)               2002       99,000        19,800            --             --         2,475        --        26,315
Senior Vice President
And Chief Auditor

-------------------------------

      (1) Does not include perquisites and other personal benefits the value of which did not exceed the lesser of $50,000 or 10% of salary and bonus.

      (2) Includes amounts received under the MRP. When shares become vested and are distributed, the recipient also receives an amount equal to accumulated dividends and earnings thereon, if any. Pursuant to her employment agreement, an award of 7,500 shares of restricted stock was made to Ms. Wright as of June 1, 1999, which vest in equal annual installments over a three-year period. The dollar amount in the table for this award is based on the closing price of $8.125 per share of Common Stock on June 1, 1999, the award date, as reported on AMEX. Ms. Wright received a grant of 1,817 shares on September 18, 2001, which were fully vested. The dollar amount in the table for this award is based upon a closing price of $9.05 per share of Common Stock on September 18, 2001, the award date, as reported on AMEX. Ms. Wright received a grant of $35,000 in value of restricted stock under the MRP on June 12, 2002, which vest over three years beginning on June 12, 2003. Pursuant to their employment letter agreements, Ms. Peterson and Ms. Dunn each received a grant of 1,000 shares of restricted stock on their dates of hire, which vest in equal annual installment over a three-year period (Ms. Peterson's shares begin to vest on March 31, 2001; Ms. Dunn's shares begin to vest on the end of the first full year of employment). The dollar amounts in the table for this award is based on the closing price per share of common stock on the award date, as reported on AMEX of $8.625 for Ms. Peterson and $8.75 for Ms. Dunn. Mr. Woolcock received a grant of 475 shares on September 18, 2001, which were fully vested; the dollar amount is based on the closing price per share of $9.05 on September 18, 2001, the date of grant.

      (3) Includes the Bank's contributions on behalf of the executive officer to the 401(k) the Plan and the ESOP. Shares allocated under the ESOP to the named executive officers were as follows: Ms. Wright, 2,287 for the plan year ended December 31, 2000 and Ms. Wright, 1,256, and Ms. Peterson, 1,221, for the plan year ended December 31, 2001. The amount represented above of shares allocated under the ESOP were determined based upon the acquisition cost of shares by the ESOP of $10.00. Also includes matching contributions under the 401(k) Plan for Ms. Wright in the amount of $5,250 for 2000 and $2,892 for 2001 and $4,283 for Ms. Peterson for 2001. Includes premiums paid by Carver on life insurance policies for Ms. Wright during fiscal 2001 in the amount of $3,582, and during fiscal year 2002 in the amount of $5,049.

      (4)   Ms. Wright commenced employment on June 1, 1999.

      (5) Mr. Woolcock commenced employment on July 17, 2000. Mr. Woolcock received a one-time payment under the letter employment agreement to compensate for benefits from his previous employer that were forfeited.

      (6) Ms. Peterson commenced employment on December 10, 2000 . Ms. Peterson received a one-time payment of $75,000 on March 31, 2001.

      (7)   Ms. Dunn commenced employment on June 3, 2001.

      (8) Mr. Deaton commenced employment on May 14, 2001. He received a payment of $26,315 for relocation expenses.

      (9) The following grants of stock options were made on June 12, 2002, all at an exercise price of $12.06, the price per share of common stock on the award date, as reported on AMEX: Ms. Wright, 30,000 options; Mr. Woolcock, 2,700 options; Ms. Peterson, 2,700 options, Ms. Dunn, 2,250 options, and Mr. Deaton, 2,475 options. All such stock options are exercisable as to one-third of the options on the first anniversary of the date of grant, another one-third on the second anniversary of the date of grant, and the remaining one-third on the third anniversary of the date of grant. These grants were for fiscal 2002.

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

      Incentive Compensation Plan. The Incentive Compensation Plan provides incentive compensation to certain eligible employees in the form of bonuses, stock options and restricted stock. For each fiscal year, eligible employees may receive a bonus equal to 4% of such employee's compensation, multiplied by the lesser of 8 and the sum of certain specified factors. In addition, each such employee may receive a restricted stock award of shares having a market value equal to 30% of the employee's bonus, which will vest in five equal annual installments such that the first installment vests on the first anniversary of the date of the grant. Each such employee also may receive an option to purchase 4 times the number of shares of restricted stock awarded to such employee, which will vest in five equal annual installments such that the first installment vests on the first anniversary of the date of the grant.

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

      The following table provides certain information with respect to the options and SARs granted to Named Executive Officers during the fiscal year ended March 31, 2002.

                      Option/SAR Grants in Last Fiscal Year


                                       Individual Grants
                                ----------------------------                                   Potential Realizable
                                                 Percent Of                                  Value at Assumed Annual
                                Number of          Total                                      Rates Of Stock Price
                                Securities      Option/SARs                                  Appreciation For Option
                                Underlying       Granted To    Exercise Of                            Term
                               Options/SARs     Employees In    Base Price    Expiration     ------------------------
           Name               Granted (#)(2)    Fiscal Year       ($/Sh)         Date         5% ($)       10% ($)
           ----               --------------    -----------       ------         ----         ------       -------
Deborah C. Wright (1)             30,000           50.19%         $9.93      8/22/2011          188,536       477,788
Devon W. Woolcock                  2,000            3.35%         $9.93      8/22/2011           12,569        31,853
Margaret Peterson                  2,000           3.35%          $9.93      8/22/2011           12,569        31,853
Linda Dunn                         4,000           6.70%          $8.76      5/14/2011           22,036        55,845
Frank Deaton                         --              --             --             --               --            --

---------------------

      (1) Options awards become exercisable in three equal annual installments commencing as of the first anniversary of the date of grant and on each of the next two anniversary dates thereof, provided the employee remains in employment as of the applicable anniversary date. None of the options were granted in tandem with any stock appreciation rights. Options were granted on August 22, 2001 to Ms. Wright, Mr. Woolcock and Ms. Peterson for fiscal 2001.

      (2) Does not include any grants of stock options made after the end of the fiscal year ending March 31, 2002 even if grants were made for such fiscal year.

      The following table provides certain information with respect to the number of shares of Common Stock acquired through the exercise of, or represented by, outstanding stock options held by the Named Executive Officers on March 31, 2002. Also reported is the value for any "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end closing price of Common Stock, which was $11.40 per share.


                        Fiscal Year End Option/SAR Values

                                                                     Number of Securities
                                                                    Underlying Unexercised           Value of Unexercised
                                                                    Options/SARs at Fiscal       In-the-Money Options/SARs at
                             Shares Acquired    Value Realized          Year-end (1)(#)             Fiscal Year-end (1)($)
           Name              on Exercise (#)   on Exercise ($)     Exercisable/Unexercisable      Exercisable/Unexercisable
-----------------------      ---------------   ---------------     -------------------------      -------------------------
Deborah C. Wright                   --                --                 35,000/55,000                  97,825/140,225
Devon W. Woolcock                   --                --                   1,333/4,666                     3,008/8,939
Margaret Peterson                   --                --                   2,667/1,333                      7,017/6447
Linda Dunn                          --                --                       0/4,000                        0/10,560
Frank Deaton                        --                --                         --                              --

----------------------------

      (1) The value of in-the-money options represents the difference between the fair market value of the Common Stock of $11.40 per share as of March 31, 2002, and the exercise price per share of the options. All 30,000 of the options granted to Ms. Wright on June 1, 1999, have an exercise price of $8.125 per share, and 25,000 were exercisable as of March 31, 2002. All 30,000 of the options granted to her on June 1, 2000 have an exercise price of $8.210 per share and 10,000 were exercisable as of March 31, 2002. All 30,000 of the options granted to her on June 1, 2000 have an exercise price of $8.210 per share and 10,000 were exercisable as of March 31, 2002. All 30,000 options granted to her on August 22, 2001 have an exercise price of $9.93 and none were exercisable on March 31, 2002. Mr. Woolcock was granted 4,000 options on June 20, 2000 at an exercise price of $9.143 per share, 1,666 of which were exercisable on March 31, 2002 and 2,000 options on August 22, 2001 at an exercise price of $9.93 per share, none of which were exercisable on March 31, 2002. Ms. Peterson was granted 4,000 options on December 10, 2000 at an exercise price of $8.769 and 2,000 options on August 22, 2001 at an exercise price of $9.93 per share. Ms. Dunn was granted 4,000 options on May 4, 2001 at an exercise price of $8.76 per share.

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

                                                             Years of Credited Service
                            --------------------------------------------------------------------------------
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

--------------------------

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

      Participants become 100% vested after five years of service, death or termination of the Pension Plan, regardless of the participant's years of service. As of December 31, 2000, of the Named Executive Officers only Ms. Wright was a participant in the Pension Plan. For purposes of determining benefits under the Pension Plan, Ms. Wright's final earnings (as defined) counted under the Pension Plan were $244,813, and her credited service was 1 year and 7 months.

Employment Agreements and Severance Provisions

      Employment Agreement with Deborah C. Wright. As of June 1, 1999, both the Holding Company and the Bank entered into employment agreements to secure the services of Deborah C. Wright as President and Chief Executive Officer of the Holding Company and the Bank. The employment agreement with the Holding Company is intended to set forth the aggregate compensation and benefits payable to Ms. Wright for all services rendered to the Holding Company and any of its subsidiaries, including the Bank, and to the extent that payments under the Holding Company's employment agreement and the Bank's employment agreement are duplicative, payments due under the Holding Company's employment agreement would be offset by amounts actually paid by the Bank for services rendered to it. Both employment agreements provide for an initial term of three years beginning June 1, 1999. Prior to the second anniversary date of the agreements, and each anniversary date thereafter, the term of the agreements may be, and have been, extended an additional year after a review by the Board of the Bank and the Holding Company of Ms. Wright's performance. Unless the Board or Ms. Wright determines not to extend the agreements, in general the remaining term of the agreements will not exceed two years.

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

      Letter Agreements. The Company has entered into letter employment agreements with Messrs. Deaton, Gray and Woolcock and with Ms. Dunn and Ms. Peterson (each, an "Executive"). Generally, each letter employment agreement (each, a "Letter Agreement") provides for "at-will" employment and compensation in the form of base salary, annual discretionary bonus, options and a one-time payment in certain instances. The annual base salary amount for Mr. Deaton is $110,000 and for Ms. Dunn, Ms. Peterson and Mr. Woolcock is $125,000 and the annual salary for Mr. Gray is $145,000. On the date of hire, Mr. Woolcock, Ms. Dunn and Ms. Peterson received stock options to purchase 4,000 shares of common stock and Mr. Gray received stock options to purchase 5,060 shares of common stock, such options vesting in three equal annual installments such that the first installment vests at the end of the first year of employment (except in the case of Ms. Peterson, whose first installment vested on March 31, 2001). Ms. Dunn and Ms. Peterson received a one-time payment of 1,000 shares and Mr. Gray received a one-time payment of 1,013 shares, which vest in three equal annual installments such that the first installment vests at the end of the first year of employment (except in the case of Ms. Peterson, whose first installment vested on March 31, 2001). During their first year of employment, Mr Woolcock and Ms. Peterson each received a one-time payment of $48,000 and $75,000, respectively, after completion of three months of employment and Mr. Deaton received a one-time payment of $15,000 grossed-up for taxes for relocation. Mr. Woolcock's and Ms. Peterson's payments were intended to compensate the Executives for benefits from their previous employers that were forfeited. The one-time payment would have been forfeited if the Executive had resigned within one year of entering into the agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth, as of May 31, 2002, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of Carver's outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of our Voting Stock as of May 31, 2002. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission ("SEC") and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under "Security Ownership of Management," in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of these tables, of any shares of stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after May 31, 2002. As used in this Form 10-K, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

                                                                    Amount and
                                                                    Nature of        Percent of        Percent of
                                  Name and Address                  Beneficial         Class          Common Stock
  Title of Class                 of Beneficial Owner                Ownership     Outstanding (1)      Outstanding
  --------------     -------------------------------------        --------------  ---------------   --------------
Common Stock         EQSF Advisers, Inc.                               218,500(2)     9.43%             9.43%
                     767 Third Avenue
                     New York, NY 10017

Common Stock         Koch Asset Management, L.L.C.                     217,050(3)     9.37%             9.37%
                     1293 Mason Road
                     Town & Country, MO 63131

Common Stock         BBC Capital Market, Inc.                          170,700(4)     7.37%             7.37%
                     133 Federal Street
                     Boston, MA 02110

Common Stock         Richard D. Parsons                                140,000(5)     6.04%             6.04%
                     166 Duane Street PHB
                     New York, NY 10013

Common Stock         Carver Bancorp, Inc.
                     Employee Stock Ownership Plan
                     Trust (the "ESOP Trust")
                     75 West 125th Street                              123,053(6)     5.76%             5.76%
                     New York, NY 10027


Preferred Stock      Morgan Stanley & Co. Incorporated                  40,000(7)     100%              3.60%
Series A             1585 Broadway
                     New York, New York 10036


Preferred Stock      Provender Opportunities Fund L.P.                  60,000(8)     100%               5.40%
Series B             17 State Street
                     New York, NY 10004

-------------------------------------

(1) On May 31, 2002 there were outstanding 2,216,358, 40,000 and 60,000 shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock, respectively.

(2) Based on an amended Schedule 13G, filed as of February 15, 2002 with the SEC jointly by EQSF Advisers, Inc. ("EQSF"), M.J. Whitman Advisers, Inc. ("MJWA") and Martin J. Whitman, the Chief Executive Officer and controlling person of MJWA and EQSF. EQSF beneficially owns 218,500 shares of Common Stock. Mr. Whitman disclaims beneficial ownership of such stock. Third Avenue Value Fund, Inc., an investment company registered under the Investment Company Act of 1940, has the right to receive dividends with respect to, and proceeds from the sale of, such shares. EQSF has sole voting and dispositive power over such shares.

(3) Based on an amended Schedule 13G, filed as of March 8, 2002 with the SEC jointly by Koch Asset Management, L.L.C. ("KAM") and Donald Leigh Koch, the sole Managing Member of KAM. KAM is a registered investment adviser which furnishes invest investment advice to individual clients by exercising trading authority over securities held in accounts on behalf of such clients (collectively, the "Managed Portfolios"). In its role as an investment adviser to its clients, KAM has sole dispositive power over the Managed Portfolios and may be deemed to be the beneficial owner of shares of Common Stock held by such Managed Portfolios, and Mr. Koch may be deemed to have the power to exercise any dispositive power that KAM may have with respect to the Common Stock held by the Managed Portfolios. However, KAM does not have the right to vote or to receive dividends from, or proceeds from the sale of, the Common Stock held in such Managed Portfolios and disclaims any ownership associated with such rights. Mr. Koch, individually, and Mr. Koch and his spouse, jointly, own and hold voting power with respect to Managed Portfolios containing approximately 59,000 shares of Common Stock, or an aggregate of approximately 2.56% of the total number of outstanding shares of Common Stock (the "Koch Shares"). Other than with respect to the Koch Shares, all shares reported in the Schedule 13G/A have been acquired by KAM, and Mr. Koch and his spouse disclaim beneficial ownership, voting rights, rights to dividends, or rights to sale proceeds associated with such shares.

(4) Based on an amended Schedule 13D, filed as of February 11, 2002 with the SEC jointly by the Boston Bank of Commerce ("BBOC") and BBC Capital Markets ("BBC"). Kevin Cohee, the Chairman, President and Chief Executive Officer of BBOC, and Teri Williams, an Executive Vice President of BBOC, collectively own as joint tenants 66.6% of the outstanding common stock of BBOC. Mr. Cohee and Ms. Williams, both of whom are directors of Carver, disclaim beneficial ownership of the Common Stock owned beneficially by BBOC or BBC Capital. BBOC and BBC Capital have sole voting and sole dispositive power over such shares.

(5)   Based on a Schedule 13G, filed as of March 13, 2002.

(6) Based on a Schedule 13G, filed as of February 15, 2002 with the SEC by the Carver Bancorp, Inc. Employee Stock Ownership Plan Trust (the "ESOP Trust"). The ESOP Committee (the "Administrative Committee") established to administer the Carver Employee Stock Ownership Plan (the "ESOP") consists of officers of the Bank. The ESOP's assets are held in the ESOP Trust, for which HSBC Bank USA serves as trustee (the "ESOP Trustee"). The Administrative Committee instructs the ESOP Trustee regarding the investment of funds contributed to the ESOP. Common Stock purchased by the ESOP Trust is held in a suspense account and allocated to participants' accounts annually based on contributions made to the ESOP by the Bank. Shares released from the suspense account are allocated among participants in proportion to their compensation, as defined in the ESOP, for the year the contributions are made, up to the limits permitted under the Code. The ESOP Trustee must vote all allocated shares held in the ESOP Trust in accordance with the instructions of participants. As of December 31, 2001, a total of 90,204 shares had been allocated, but not distributed, to participants. Under the ESOP, unallocated shares or shares for which no voting instructions have been received will be voted by the ESOP Trustee in the same proportion as allocated shares with respect to which the ESOP Trustee receives instructions.

(7) Morgan Stanley and Co., Incorporated ("Morgan Stanley") holds 40,000 shares of Carver's Series A Preferred Stock, which Carver issued on January 11, 2000 through a private placement. The Series A Preferred Stock accrues annual dividends of $1.96875 per share. Each share of Series A Preferred Stock was purchased for $25.00 and is convertible at the option of the holder at any time into 2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. Carver may redeem the Series A Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Series A Preferred Stock shall be entitled to receive $25 per share of Series A Preferred Stock plus all dividends accrued and unpaid thereon. Morgan Stanley is deemed to have beneficial ownership of 83,320 shares or 3.60% of Carver's Common Stock since it may elect to convert the Series A Preferred Stock at any time. Pursuant to a Securities Purchase Agreement, dated January 11, 2000, among Morgan Stanley, Provender and Carver, Morgan Stanley has agreed not to grant any proxies with respect to the Series A Preferred Stock or any Common Stock of Carver other than as recommended by Carver's Board of Directors, without first obtaining Carver's prior consent.

(8) Provender Opportunities Fund ("Provender") holds 60,000 shares of Carver's Series B Preferred Stock, which Carver issued on January 11, 2000 through a private placement. The Series B Preferred Stock accrues annual dividends at $1.96875 per share. Each share of Series B Preferred Stock was purchased for $25.00 and is convertible at the option of the holder at any time into 2.083 shares of Carver's Common Stock, subject to certain antidilution adjustments. Carver may redeem the Series B Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Series B Preferred Stock shall be entitled to receive $25 per share of Series B Preferred Stock plus all dividends accrued and unpaid thereon. Provender is deemed to have beneficial ownership of 124,980 shares or 5.40% of Carver's Common Stock since it may elect to convert the Series B Preferred Stock at any time. Pursuant to a Securities Purchase Agreement, dated January 11, 2000, among Morgan Stanley (as defined below), Provender and Carver, Provender has agreed not to grant any proxies with respect to the Series B Preferred Stock or any Common Stock of Carver other than as recommended by Carver's Board without first obtaining Carver's prior consent.

Security Ownership of Management

      The following table sets forth information, determined as of May 31, 2002, as to the total number of shares of Common Stock beneficially owned by each director and each Named Executive Officer, as defined herein, identified in the Summary Compensation Table, appearing elsewhere herein, and all directors and executive officers of the Holding Company or the Bank as a group. Ownership information is based upon information furnished by the respective individuals. Except as otherwise indicated, each person and the group shown in the table has sole voting and investment power with respect to the shares indicated.

                                                                                         Amount and         Percent of
                                                                                         Nature of            Common
                                                                                         Beneficial           Stock
             Name                                      Title                          Ownership (1)(2)    Outstanding(3)
----------------------------     -----------------------------------------------      ----------------    --------------
Frederick O. Terrell (4)         Chairman                                                     127,370         5.22%
Deborah C. Wright (5)(7)         President, Chief Executive Officer and Director               67,916         2.86
Kevin Cohee (6)                  Director                                                     171,500         7.40
David L. Hinds                   Director                                                       7,275           *
Robert Holland, Jr.              Director                                                      11,726           *
Pazel G. Jackson, Jr.            Director                                                       2,000           *
Strauss Zelnick                  Director                                                       8,477           *
Teri Williams (6)                Director                                                     171,500         7.40
                                 Senior Vice President and Chief Administrative
Margaret Peterson (7)            Officer                                                        5,583           *
Devon W. Woolcock                Senior Vice President and Chief of Retail Banking              3,141           *
                                 Senior Vice President, General Counsel and
Linda J. Dunn                    Corporate Secretary                                            2,033           *
Frank Deaton                     Senior Vice President and Chief Auditor                        1,050           *
All directors and executive                                                                   457,917        17.99
officers as a group (17
persons) (7)(8)(9)

---------------------------

(1)   Includes 400, 50,000, 400, 200, 400, 800, 400, 400, 1,333, 2,666, and
      2,666 shares which may be acquired by Mr. Terrell, Ms. Wright, Mr. Cohee, Mr. Hinds, Mr. Holland, Jr., Mr. Jackson, Ms. Williams, Mr. Zelnick, Ms. Dunn, Ms. Peterson and Mr. Woolcock, respectively, pursuant to options granted under the Carver Bancorp, Inc. 1995 Stock Option Plan (the "Option Plan") which such person has the right to acquire within 60 days after May 31, 2002 by the exercise of stock options.

(2)   Excludes 600, 2,500, 600, 800, 600, 600, 600, 666, and 334 shares of restricted stock granted to Mr. Terrell, Ms. Wright, Mr. Cohee, Mr. Hinds, Mr. Holland, Jr., Ms. Williams, Mr. Zelnick, Ms. Dunn, and Ms. Peterson, respectively, as of May 31, 2002 pursuant to the Carver Bancorp, Inc. Management Recognition Plan (the "MRP") which have not vested and with respect to which such individuals have neither voting nor dispositive power.

(3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,216,358 shares of Common Stock, the total number of shares of Common Stock outstanding as of May 31, 2002 plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after May 31, 2002 by the exercise of stock options.

(4) Includes 60,000 Shares of the Series B Preferred Stock owned by Provender. Provender is also deemed to have beneficial ownership of the 125,000 shares of Common Stock into which the Series B Preferred Stock may be converted at any time. As a Managing Partner and Chief Executive Officer of Provender, Mr. Terrell may be deemed to beneficially own such securities. Mr. Terrell disclaims beneficial ownership of such securities.

(5) Ms. Wright was awarded 30,000 options to purchase Shares of Common Stock at a price per share of $8.125 under the Option Plan, 15,000 of which vested as of June 1, 1999, 5,000 of which vested on June 1, 2000, 5,000 of which vested on June 1, 2001 and the remainder of which vested on June 1, 2002. On June 1, 2000, Ms. Wright was awarded 30,000 options to purchase shares of Common Stock at a price per share of $8.21 under the Option Plan, 10,000 of which vested on June 1, 2001 10,000 of which vested on June 1, 2002, and the remaining 10,000 options will vest on June 1, 2003. On August 21, 2001, Ms. Wright was awarded options to purchase 30,000 shares of Common Stock, 10,000 of which vest on August 21, 2002, August 21, 2003 and August 21, 2004. On June 1, 1999, Ms. Wright was also awarded 7,500 shares of restricted stock under the MRP, 2,500 of which vested on June 1, 2000, 2,500 of which vested on June 1, 2001 and the remainder of which vest on June 1, 2002, and on September 18, 2001 was awarded 1,817 shares of restricted stock under the MRP that vested on September 18, 2001.

(6) Includes 170,700 Shares of Common Stock owned by BBC, of which Kevin Cohee and Teri Williams are executive officers and controlling shareholders.

(7) Includes 5,875 shares in the aggregate held by the ESOP Trust that have been allocated as of December 31, 2001 to the individual accounts of executive officers under the ESOP and as to which an executive officer has sole voting power for the shares allocated to such person's account, but no dispositive power, except in limited circumstances. Also includes 32,849 unallocated shares held by the ESOP Trust as of January 1, 2002 as to which the Board shares voting and dispositive power. Each member of the Board disclaims beneficial ownership of the shares held in the ESOP Trust.

(8) Includes 61,514 shares that may be acquired by executive officers and directors pursuant to options granted under the Option Plan by the exercise of stock options. Excludes the 7,300 unvested shares of restricted stock awarded to the executive officers and directors with respect to which such executive officers and directors have neither voting nor dispositive power.

(9) Includes 125,000 shares of Common Stock issuable on conversion of the Series B Preferred Stock held by Provender.

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

       Directors and officers of the Company were customers of the Bank in the ordinary course of business during fiscal 2002 for substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with unaffiliated persons, and none of such transactions presented unfavorable features. At March 31, 2002 there were no loans made to directors and executive officers of the Bank whose terms included reduced interest rates or other preferential terms and whose total aggregate balances exceeded $60,000 at any time since April 1, 2001.

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


                                           CARVER BANCORP, INC.

July 29, 2002                           By /s/ Deborah C. Wright
                                           -------------------------------------
                                           Deborah C. Wright
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Deborah C. Wright
------------------------------
Deborah C. Wright                President, Chief Executive Officer and Director
                                 (Principal Executive Officer)


/s/ William Gray
------------------------------
William Gray                     Senior Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting
                                 Officer)


/s/ Frederick O. Terrell
------------------------------
Frederick O. Terrell             Chairman


------------------------------
Kevin Cohee                      Director


/s/ David L. Hinds
------------------------------
David L. Hinds                   Director


/s/ Robert Holland, Jr.
------------------------------
Robert Holland, Jr.              Director


/s/ Pazel Jackson
------------------------------
Pazel G. Jackson, Jr.            Director


/s/ Teri Williams
------------------------------
Teri Williams                    Director


/s/ Strauss Zelnick
------------------------------
Strauss Zelnick                  Director

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