Form 10-Q
period 2002-06-30
CARVER BANCORP INC
filed 2002-08-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _________________________________

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                 Yes X   No
                                    ---


COMMON STOCK, PAR VALUE $.01                                 2,316,358
----------------------------                                 ---------
           Class                                    Outstanding at July 31, 2002

                                    CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           June 30, 2002 (unaudited) and March 31, 2002...........................................1

                           Consolidated Statements of Income for the Three Months
                           Ended June 30, 2002 and 2001 (unaudited)...............................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Three Months Ended June 30, 2002 (unaudited)..............3

                           Consolidated Statements of Cash Flows for the Three Months
                           Ended June 30, 2002 and 2001 (unaudited)...............................................4

                           Notes to Consolidated Financial Statements (unaudited).................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................6

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................14

         Item 2.  Changes in Securities and Proceeds.............................................................14

         Item 3.  Defaults upon Senior Securities................................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders............................................14

         Item 5.  Other Information..............................................................................14

         Item 6.  Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES.......................................................................................................15

EXHIBITS.........................................................................................................16

PART I. .FINANCIAL INFORMATION
ITEM 1. .FINANCIAL STATEMENTS

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                                June 30,        March 31,
                                                                                                  2002             2002
                                                                                             ---------------   -------------
ASSETS                                                                                        (Unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                                        $ 14,599        $ 13,751
    Federal Funds sold                                                                               31,000          21,100
                                                                                             ---------------   -------------
         Total cash and cash equivalents                                                             45,599          34,851
                                                                                             ---------------   -------------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $80,038 at June 30, 2002 and $76,720 at March 31, 2002)                                       81,573          89,821
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $14,295 June 30, 2002 and $15,549 at March 31, 2002)
       (fair value of $14,508 at June 30, 2002 and $15,716 at March 31, 2002)                        14,411          15,643
                                                                                             ---------------   -------------
          Total securities                                                                           95,984         105,464
                                                                                             ---------------   -------------
Loans receivable:
     Real estate mortgage loans                                                                     280,050         290,914
     Consumer and commercial business loans                                                           2,292           2,328
     Allowance for loan losses                                                                       (4,132)         (4,128)
                                                                                             ---------------   -------------
          Total loans receivable, net                                                               278,210         289,114
                                                                                             ---------------   -------------
Office properties and equipment, net                                                                 10,208          10,251
Federal Home Loan Bank of New York stock, at cost                                                     3,213           3,763
Accrued interest receivable                                                                           2,455           2,804
Excess of cost over net assets acquired, net                                                            337             391
Other assets                                                                                          2,947           3,072
                                                                                             ---------------   -------------
          Total assets                                                                            $ 438,953       $ 449,710
                                                                                             ===============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                     $ 330,089       $ 324,954
     Advances from the Federal Home Loan Bank of New York and other borrowed money                   60,600          75,651
     Other liabilities                                                                               10,472          12,363
                                                                                             ---------------   -------------
          Total liabilities                                                                         401,161         412,968
                                                                                             ---------------   -------------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                                1               1
     Common stock (par value $0.01 per share: 5,000,000 shares authorized; 2,316,358 shares
        issued; 2,300,869 shares outstanding at June 30, 2002 and March 31, 2002)                        23              23
     Additional paid-in capital                                                                      23,765          23,756
     Retained earnings                                                                               13,970          13,194
     Unallocated common stock  held by employee stock ownership plan ("ESOP")                          (106)           (152)
     Unamortized awards of common stock under  management recognition plan ("MRP")                      (49)            (58)
     Treasury stock, at cost (15,489 shares at June 30, 2002 and 15,489 shares at
        March 31, 2002)                                                                                (138)           (138)
     Accumulated other comprehensive income                                                             326             116
                                                                                             ---------------   -------------
          Total stockholders' equity                                                                 37,792          36,742
                                                                                             ---------------   -------------
     Total liabilities and stockholders' equity                                                   $ 438,953       $ 449,710
                                                                                             ===============   =============

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                                                Three Months Ended June 30,
                                                                              --------------------------------
                                                                                   2002             2001
                                                                              ---------------  ---------------
Interest Income:
   Loans                                                                             $ 5,339          $ 5,485
   Mortgage-backed securities                                                            879              666
   Investment securities                                                                 401              682
   Federal funds sold                                                                    110              216
                                                                              ---------------  ---------------
     Total interest income                                                             6,729            7,049
                                                                              ---------------  ---------------

Interest expense:
   Deposits                                                                            1,602            2,165
   Advances and other borrowed money                                                     736            1,222
                                                                              ---------------  ---------------
     Total interest expense                                                            2,338            3,387
                                                                              ---------------  ---------------
     Net interest income                                                               4,391            3,662
Provision for loan losses                                                                  -              225
                                                                              ---------------  ---------------
     Net interest income after provision for loan losses                               4,391            3,437
                                                                              ---------------  ---------------

Non-interest income:
   Loan fees and service charges                                                          66               92
   Income from sale of branches                                                            -              987
   Loss from sale of loans                                                                 -             (101)
   Other                                                                                 887              442
                                                                              ---------------  ---------------
      Total non-interest income                                                          953            1,420
                                                                              ---------------  ---------------

Non-interest expense:
   Compensation and benefits                                                           1,624            1,381
   Net occupancy expense                                                                 336              293
   Equipment                                                                             359              325
   Other                                                                               1,437            1,420
                                                                              ---------------  ---------------
      Total non-interest expense                                                       3,756            3,419
                                                                              ---------------  ---------------
      Income before income taxes                                                       1,588            1,438
Income taxes                                                                             714              273
                                                                              ---------------  ---------------
      Net income                                                                       $ 874          $ 1,165
                                                                              ===============  ===============

Dividends applicable to preferred stock                                                 $ 49             $ 49

      Net income available to common stockholders                                      $ 825          $ 1,116
                                                                              ===============  ===============

Earnings per common share:
       Basic                                                                          $ 0.36           $ 0.49
                                                                              ===============  ===============
       Diluted                                                                        $ 0.35           $ 0.47
                                                                              ===============  ===============




See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                     ACCUMULATED     COMMON     COMMON       TOTAL
                                                 ADDITIONAL                             OTHER         STOCK      STOCK      STOCK
                             PREFERRED  COMMON     PAID IN   RETAINED     TREASURY  COMPREHENSIVE   ACQUIRED  ACQUIRED BY  HOLDERS'
                               STOCK     STOCK     CAPITAL   EARNINGS      STOCK        INCOME       BY ESOP      MRP       EQUITY
                               -----     -----     -------   --------      -----        ------       -------      ---       ------
Balance-March 31, 2002         $   1     $  23     $23,756   $ 13,194      ($138)       $  116        ($152)     ($58)      $36,742

Comprehensive income:  Net
Income                             -         -           -       $874          -             -            -         -          $874

Change in net unrealized
gain on Available-for-sale
securities, net of taxes           -         -           -          -          -           210             -        -           210
                               -----     -----     -------    -------      -----          ----         -----     ----        ------
Dividends paid                     -         -           -        (98)         -             -             -        -           (98)

Allocation of ESOP stock           -         -           9          -          -             -            46        -            55

Purchase of shares for MRP         -         -           -          -          -             -             -        9             9
                               -----     -----     -------    -------      -----          ----         -----     ----        ------
Balance-June 30, 2002          $   1     $  23     $23,765    $13,970      ($138)         $326         ($106)    ($49)       $37,792


See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                             2002            2001
                                                                             ----            ----
Cash flows from operating activities:
  Net income                                                             $       $ 874    $      1,165
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                       -             225
     ESOP and MRP expense                                                           75              41
     Depreciation and amortization expense                                         286             284
     Amortization of intangibles                                                    53              53
     Other amortization (accretion)                                                186            (253)
     Gain on sale of branches                                                        -            (987)
     Impairment of foreclosed real estate                                            -              20
     Changes in assets and liabilities:
        decrease in accrued interest receivable                                    349             277
       Decrease (increase)  in other assets                                        126            (172)
       (Decrease)Increase in other liabilities                                  (2,476)            208
       (Decrease) in accrued interest payable                                      (11)              -
                                                                        ---------------  --------------
          Net cash (used in) provided by operating activities                     (538)            861
                                                                        ---------------  --------------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                              -         (54,847)
     Held-to-maturity                                                              (22)              -
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          8,470          58,000
     Held-to-maturity                                                            1,223           2,392
  Proceeds from sales of available-for-sale securities                               -               -
  Disbursements for loan originations                                          (19,373)        (11,692)
  Loans purchased from third parties                                                 -         (20,251)
  Principal collections on loans                                                29,712          26,435
  Redemption of FHLB-NY stock                                                      550               -
  Proceeds from loans sold                                                         984               -
  Proceeds from sale of fixed assets                                                 -             570
  Proceeds from sale of other real estate owned                                      -             429
  Additions to premises and equipment                                             (244)           (115)
                                                                        ---------------  --------------
          Net cash provided by investing activities                             21,300             921
                                                                        ---------------  --------------
Cash flows from financing activities:
  Net increase in deposits                                                       5,135           9,312
  Repayment of  securities repurchase agreements                                     -          10,000
 Repayment of FHLB-NY advances and other borrowed money                        (15,051)           (251)
Cash paid to fund sale of deposits                                                   -         (15,802)
  Dividends paid                                                                   (98)            (98)
                                                                        ---------------  --------------
          Net cash (used in) provided by financing activities                  (10,014)          3,161
                                                                        ---------------  --------------
Net  increase in cash and cash equivalents                                      10,748           4,943
Cash and cash equivalents at beginning of the period                            34,851          31,758
                                                                        ---------------  --------------
Cash and cash equivalents at end of  the period                          $      45,599    $     36,701
                                                                        ===============  ==============

Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of
       investments available-for-sale, net                                        $326     $         -

Cash paid for-
  Interest paid                                                                  2,338           3,601
  Income taxes paid                                                                778               -
                                                                        ===============  ==============


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K, as amended, for the year ended March 31, 2002 ("2002 10-K"). The consolidated results of operations and other data for the three-month period ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003 ("fiscal 2003"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation ("Alhambra Holding") which is inactive, and the Bank's wholly owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp. Carver Federal and the Holding Company are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.


(2)      NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended June 30, 2002 and 2001, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended June 30, 2002 and 2001, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are considered in determining the diluted net income per common share.


(3)      RECENT ACCOUNTING PRONOUNCEMENTS


GOODWILL AND OTHER INTANGIBLE ASSETS


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. In accordance with the provisions of SFAS 142, all goodwill and identifiable intangible assets identified as having an indefinite useful life, including those acquired before its effective date, will no longer be amortized but will be assessed for impairment at least annually by applying a fair-value based test as defined in the Statement. SFAS 142 requires that on acquired intangible assets having an estimated useful life, be separately recognized and amortized over their estimated useful lives. Intangible assets that remain subject to amortization shall continue to be reviewed for impairment in accordance with previous pronouncements.

         Additionally, SFAS 142 requires that an initial impairment assessment on all goodwill recognized in the consolidated financial statements be completed within six months of the statements adoption to determine if a transition impairment charge needs to be recognized. Management has performed the initial impairment assessment as of March 31, 2002 and determined that no impairment charge is warranted. The consolidated balance sheets and consolidated statements of income presented herein disclose the identifiable intangible assets that were originally recognized separate from goodwill. Effective April 1, 2002, goodwill will no longer be amortized; however, identifiable intangible assets will continue to be amortized over the estimated useful lives. Amortization of identifiable intangible assets is estimated to be $213,000 in fiscal 2003.


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


ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS


         In August 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. More specifically, it: (a) eliminates the allocation of goodwill to long-lived assets to be tested for impairment; and (b) details both a probability-weighted and primary asset approach to estimate cash flows in testing for impairment of a long-lived asset. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's earnings or financial position.


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

CRITICAL ACCOUNTING POLICIES

         Note 1 to our Audited Consolidated Financial Statements for the fiscal year ended March 31, 2002 ("fiscal 2002") included in our 2002 10-K, as supplemented by this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.


GENERAL

         Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), a Delaware corporation, is the holding company for Carver Federal Savings Bank (the "Bank" or "Carver Federal"), a federally chartered savings bank. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates five full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan.

COMPARISON OF FINANCIAL CONDITION AT
JUNE 30, 2002 AND MARCH 31, 2002

ASSETS

         Total assets decreased by $10.8 million to $439.0 million at June 30, 2002 compared to $449.7 million at March 31, 2002. The change was primarily attributable to a decrease of $10.9 million in loans receivable, net, a decrease of $9.5 million in total securities and an increase of $10.7 million in total cash and cash equivalents.

         Due to the lower interest rate environment, loan payoffs in excess of new loans resulted a decrease of $10.9 million in loans receivable, net, during the first three months of the fiscal year ending March 31, 2003 ("fiscal 2003"). Loan repayments were $29.8 million, offset in part by loan originations of $19.4 million during the period. Loan originations were concentrated in multifamily and commercial real estate mortgage loans, which accounted for $13.4 million of the $19.4 million originated in the quarter. The remaining originations of $6.0 million were for construction loans and one- to four-family loans. Management anticipates moderate loan demand for the remainder of the year that should redeploy assets from lower earning cash equivalents to higher yielding loans.

          The increase in cash and cash equivalents primarily reflects the investment of a portion of the loan and securities repayments in federal funds sold. This temporary increase in cash and cash equivalents was due to net payoff activity in the loan and mortgage-backed securities portfolios, which is expected to be reinvested in additional new loans and mortgage backed securities in the second quarter.

         As of April 1, 2001, the Bank adopted Statement of Financial Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") and transferred $45.7 million of mortgage-backed and investment securities from held-to-maturity to available-for-sale. An unrecognized gain of $592,000 as of June 30, 2002 is included in the carrying value of the mortgage-backed and investment securities available-for-sale. The decreases in mortgage and investment securities, adjusted for the available-for-sale adjustment in mortgage-backed and investment securities, primarily represent maturities of $7 million and principal repayments that occurred during the first three months of fiscal 2003 which exceeded purchases of investment securities. The net funds received from these activities were used primarily to fund loan originations.

         Office properties and equipment, net, declined $43,000 to $10.2 million at June 30, 2002 compared to $10.3 million at March 31, 2002 due primarily to normal depreciation on the Bank's property and equipment.


LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At June 30, 2002, total liabilities decreased by $11.8 million, or 2.9%, to $401.2 million compared to $413.0 million at March 31, 2002. The reduction in liabilities primarily reflects a decrease of $15.1 million in advances from the Federal Home Loan Bank of New York ("FHLB-NY") and other borrowings, offset in part by an increase of $5.1 million in deposits. The decrease in total borrowings is primarily due to $15 million of maturing borrowings being repaid to the FHLB-NY.

         The $5.1 million increase in deposit balances is primarily attributable to increases of $1.2 million in regular savings and club accounts, $1.1 million in certificates of deposit, $3.4 million in NOW accounts, offset in part by a decrease of $628,000 in money market accounts.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $1.1 million, or 2.9%, to $37.8 million at June 30, 2002 compared to $36.7 million at March 31, 2002. The increase in stockholders' equity was primarily attributable to $776,000 of retained earnings for the three months ended June 30, 2002 and an increase of $210,000 in accumulated other comprehensive income resulting from the recognition of unrealized gains, net of taxes, relating to the transfer of certain investment and mortgage-backed securities from the accounting classification of held-to-maturity to available-for-sale. Investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment to stockholders' equity, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of the Bank's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan portfolio. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, and mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During fiscal 2002, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment compared to the fiscal year ended March 31, 2001. The increase in loan and securities repayments was primarily the result of the increase in mortgage loan refinance activity caused by this lower interest rate environment.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2002, cash and cash equivalents increased by $10.7 million. Net cash used in operating activities during this period was $538,000, representing primarily a decrease in other liabilities, offset by depreciation and amortization expense, other amortization and accretion, an increase in accrued interest receivable, and an increase in other assets. Net cash provided by investing activities was $21.3 million, representing primarily the net proceeds from principal payments, maturities and calls of securities available-for-sale and held-to-maturity and principal collections on loans, offset in part by disbursements made for the origination of loans. Net cash used in financing activities was $10.0 million, primarily representing a reduction relating to the repayment of FHLB-NY advances and other borrowed money, offset in part by a net increase in deposits.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. At June 30, 2002, the Bank's liquidity ratio, which represents the average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings was 7.86%. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's board of directors. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank faces is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its fifteen-year and thirty-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         The Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2002, the Bank exceeded all regulatory minimum capital requirements. The table below presents certain information relating to the Bank's capital compliance at June 30, 2002.

                               REGULATORY CAPITAL
                                    6/30/2002

                                                                              Amount                % of Assets
                                                                              ------                -----------
Total capital (to risk-weighted assets):
Capital level                                                                  $40,878                 19.72%
Less requirement                                                                16,581                  8.00
                                                                               -------                 -----
Excess                                                                         $24,297                 11.72%
                                                                               =======                 =====

Tier 1 Capital (to risk-weighted assets):
Capital level                                                                  $38,268                 18.46%
Less requirement                                                                 8,291                   4.00
                                                                               -------                 -----
Excess                                                                         $29,977                 14.46%
                                                                               =======                 =====

Tier 1 leverage capital (to risk-weighted assets):
Capital level                                                                  $38,268                 8.73%
Less requirement                                                                17,542                  4.00
                                                                               -------                 -----
Excess                                                                         $20,726                 4.73%
                                                                               -------                 -----

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

        The following table sets forth, for the periods indicated, certain information relating to Carver's average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin. It reflects the average yield on assets and the average cost of liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                   2002                                       2001
                                                                   ----                                       ----
                                                                              Annualized                                Annualized
                                                   Average                       Avg.          Average                     Avg.
                                                   Balance      Interest      Yield/Cost       Balance     Interest        Yield
                                                   -------      --------      ----------       -------     --------        -----
ASSETS
------
Loans recievable(1)                                285,500        5,340        7.48%           277,767      5,485          7.90%
Mortgaged-backed securities                         64,466          879        5.45%            41,547        666          6.41%
Investment securites (2)                            36,135          402        4.45%            45,688        682          5.97%
Fed funds                                           26,512          109        1.64%            20,062        216          4.31%
                                                   -------        -----        ----            -------      -----          ----
Total interest-earning assets                      412,613        6,730        6.52%           385,064      7,049          7.32%
Non-interest-earning assets                         29,524                                      24,319
                                                   -------                                     -------
Total assets                                       442,137                                     409,383
                                                   =======                                     =======

LIABILITIES AND EQUITY
----------------------
Deposits
NOW                                                 19,669          47         0.96%            20,183         59          1.17%
Savings and clubs                                  128,440         443         1.38%           132,019        697          2.11%
Money market accounts                               14,790          52         1.41%            16,417         85          2.07%
Certificates of deposit                            152,044       1,061         2.79%           107,208      1,324          4.94%
                                                   -------        -----        ----            -------      -----          ----
Total deposits                                     314,943       1,603         2.04%           275,827      2,165          3.14%
Borrowed money                                      64,251         737         4.59%            85,302      1,222          5.73%
                                                   -------        -----        ----            -------      -----          ----
Total deposits and interest-bearing liabilities    379,194       2,340         2.47%           361,129      3,386          3.75%
Non-interest-bearing liabilities                    25,819                                      15,910
                                                    -------                                    -------
Total liabilities                                  405,013                                     377,039
Stockholders' equity                                37,124                                      32,344
                                                   -------                                     -------
Total liabilities and stockholders' equity         442,137                                     409,383
                                                   =======       -----                         ========     -----
                                                                 4,390                                      3,662
                                                                 =====                                      =====

Interest rate spread                                                           4.05%                                      3.57%
                                                                               ====                                       ====

Net interest margin                                                            4.26%                                      3.80%
                                                                               ====                                       ====

Ratio of average interest earning-assets to
deposit and interest-bearing liabilities                                       1.09x                                      1.07x
                                                                               ====                                       ====

     (1) Includes non-accrual loans.
     (2) Includes FHLB-NY stock

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL

         The Company reported net income for the three-month period ended June 30, 2002 of $874,000 compared to net income of $1.2 million for the same period last year. Net income available to common stockholders (after adjustment for income reduced by dividends relating to the Company's preferred stock) was $825,000, or $0.35 per diluted common share, compared to $1.1 million, or $0.47 per diluted common share, for the corresponding period last year. For most of fiscal year 2002, the Company was able to utilize its tax loss carryforward, which eliminated the Company's federal tax liability. Had the Company been taxed during fiscal 2002 at its current tax rate, net income available to common stockholders at June 30, 2001 would have been $ 742,000, or $0.32 per diluted common share. Income for the quarter ended June 30, 2001 includes non-recurring other non-interest income of approximately $886,000 which represents the gain realized on the sale of deposits of the Bank's East New York branch offset in part by a loss of $101,000 from the sale of the Bank's $490,000 automobile loan portfolio.

INTEREST INCOME

         Interest income decreased by $320,000, or 4.5%, to $6.7 million for the three months ended June 30, 2002 compared to $7.0 million in the corresponding prior year period. The decrease in interest income is due to a lower interest rate environment this quarter as compared to the same period last year. The change in total interest income was attributable to a decrease of 80 basis points in the annualized average yield on interest-earning assets to 6.52% for the three months ended June 30, 2002, compared to 7.32% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $27.5 million, or 7.2%, to $412.6 million for the three months ended June 30, 2002, compared with $385.1 million for the corresponding prior year period.

         Interest income on loans decreased by $146,000, or 2.7%, to $5.3 million for the three months ended June 30, 2002 compared to $5.5 million for the corresponding prior year period. The change was primarily due to a decrease in the annualized average yield on mortgages to 7.48% compared to 7.90% for the three months ended June 30, 2001. The decrease in average yield was partially offset by the increase in average mortgage loan balances of $7.7 million, or 2.8%, to $285.5 million for the three months period ending June 30, 2002 compared to $277.8 million for the corresponding prior year period.

         Interest income on mortgage-backed securities increased by $213,000, or 32.0%, to $879,000 for the three months ended June 30, 2002 compared to $666,000 for the corresponding prior year period. The change was primarily due to an increase in the average balance of mortgage-backed securities of $22.9 million, or 55.2%, to $64.5 million compared to $41.5 million, partially offset by a decrease in the annualized average yield on mortgage-backed securities of 96 basis points to 5.45% from 6.41% from the corresponding prior year period.

         Interest income on investment securities decreased by $281,000, or 41.2%, to $401,000 for the three months ended June 30, 2002 compared to $682,000 for the corresponding prior year period. The decline was partially due to average investment securities decreasing by $9.6 million, or 20.9%, to $36.1 million for the three months ended June 30, 2002 compared to $45.7 million for the corresponding prior year period. Also contributing to the decrease in interest on investments was a decrease in the annualized average yield of 152 basis points to 4.45% for the three months ended June 30, 2002 compared to 5.97% for the three months ended June 30, 2001.

         Interest income on federal funds sold decreased by $106,000, or 49.1%, to $110,000 for the three months ended June 30, 2002 compared to $216,000 for the corresponding prior year period. The annualized yield on federal funds sold for the three months ended June 30, 2002 declined 267 basis points to 1.64% for the three months ended June 30, 2002 compared to 4.31% for the prior year period due to a lower short-term interest rate environment. The decrease was partially offset by an increase in the average balance of federal funds of $6.5 million, or 32.2%, to $26.5 million from $20.1 million for the corresponding prior year period.

INTEREST EXPENSE

         Total interest expense decreased by $1.0 million, or 31.0%, to $2.3 million compared to $3.4 million for the corresponding prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of liabilities decreased 128 basis points to 2.47% from 3.75% for the corresponding prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $18.1 million, or 5.0%, to $379.2 million from $361.1 million compared to the corresponding prior year period.

         Interest expense on deposits decreased $563,000, or 26.0%, to $1.6 million for the three months ended June 30, 2002 compared to $2.2 million for the prior year period. The decrease in interest expense on deposits was due primarily to a 110 basis point decline in the rate paid on deposits to 2.04% for the three months ended June 30, 2002 compared to 3.14% for the same period last year. This was partially offset by a $39.1 million increase in the average balance of interest-bearing deposits to $314.9 million from $275.8 million for the corresponding prior year period.

           The decrease in the cost of deposits was primarily the result of a reduction in interest rates. However, there was a decrease in the average balance of comparatively lower cost deposits (NOW accounts, savings and club accounts and money market accounts), offset in part by an increase in the average balance of comparatively higher cost certificates of deposit. The average balance of NOW account deposits declined $514,000 to $19.7 million from $20.2 million for the corresponding prior year period. The average balance of savings and club accounts declined $3.6 million to $128.4 million from $132.0 million for the corresponding prior year period. The average balance of money market accounts declined $1.6 million to $14.8 million from $16.4 million for the prior year period. The average balance of certificates of deposit increased $44.8 million to $152.0 million from $107.2 million for the corresponding prior year period.

         Interest expense on FHLB-NY advances and other borrowed money decreased $486,000, or 39.8%, to $736,000 for the three months ended June 30, 2002 compared $1.2 million for the corresponding prior year period. This decrease in interest expense was primarily due to a $21.1 million, or 24.7%, decline in the average balance of borrowed money to $64.3 million from $85.3 coupled with a decrease of 114 basis points in the cost of borrowings to 4.59% from 5.73% for the corresponding prior year period.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before the provision for loan losses increased by $729,000, or 19.9%, to $4.4 million for the three months ended June 30, 2002 compared to $3.7 million for the corresponding prior year period. Total interest income decreased by $320,000 and total interest expense decreased by $1.0 million for the three months ended June 30, 2002.

         The Company's annualized interest rate spread increased by 48 basis points to 4.05%, for the three months ended June 30, 2002 compared to 3.57% for the corresponding prior year period.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         The Company did not provide for any additional loan losses for the three months ended June 30, 2002, compared to $225,000 for the corresponding prior year period. The provision for loan losses was not increased during the current quarter due to improved credit quality and an overall reserve that the Company believes to be adequate. During the first quarter of fiscal 2003, Carver recorded net loan recoveries of $4,000 compared to net loan charge-offs of $163,000 for the corresponding prior year period.

          At June 30, 2002, non-performing loans totaled $1.5 million, or 0.5% of total loans, compared to non-performing loans of $2.8 million at March 31, 2002 a decrease of $1.3 million, or 47.1%. The reduction in non-performing loans improved the ratio of the allowance for loan losses to non-performing loans to 276.6% at June 30, 2002 compared to 142.3% at March 31, 2002. At June 30, 2002, the Bank's allowance for loan losses at $4.1 million remained substantially unchanged from March 31, 2002. The ratio of the allowance for loan losses to total loans was 1.47% compared to 1.41% at March 31, 2001.

         Management's judgment in determining the adequacy of the allowance is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Management believes that the allowance for loan losses is adequate under the prevailing economic conditions to absorb losses on existing loans, which may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

NON-INTEREST INCOME

         Total non-interest income decreased $467,000, or 32.9%, to $953,000 for the three-month period ended June 30, 2002 compared to $1.4 million for the corresponding period last year. The change was primarily attributable to a net decrease in non-recurring income of $886,000 for the three-month period ended June 30, 2002, partially offset by an increase in other non-interest income of $445,000. The other non-interest income included non-recurring income of $886,000 for the three months ended June 30, 2001, representing a gain of $987,000 on the sale of the Bank's East New York branch offset in part by a loss of $101,000 on the sale of the Bank's automobile loan portfolio.

NON-INTEREST EXPENSE

         Total non-interest expense increased $337,000, or 9.9%, to $3.8 million for the quarter ended June 30, 2002 compared to $3.4 million for the corresponding period last year. The increase was primarily attributable to increases in compensation and benefits and other expenses, consisting primarily of marketing and advertising expenses. Salaries and employee benefits increased $243,000 to $1.6 million for the quarter ended June 30, 2002 compared to $1.4 million for the corresponding period last year. The increase in compensation and benefits is primarily attributable to the addition of a chief financial officer and a chief operating officer as well as the use of temporary personnel to fill vacant positions while recruiting efforts continue. Marketing and advertising expenses increased by $70,000 to $176,000 for the quarter ended June 30, 2002 compared to $106,000 for the corresponding prior year period. The increase in marketing and advertising expenses is primarily attributable to the re-launch of the Company's brand, as well as the continuing development of its online banking and debit card products.

INCOME TAX EXPENSE

         In comparison to the prior year period, the Company has fully utilized its tax loss carryforward resulting from prior period losses and is now accruing for federal taxes. For the three-month period ended June 30, 2002, estimated income tax expense relating to federal, New York state and New York city was $714,000.

         For the three-month period ended June 30, 2001, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes were payable for the period. The accrual for taxes of $273,000 for the three-months ended June 30, 2001, represents an estimate of New York State and New York City income taxes only.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2002 in the Company's 2002 10-K, as filed with the Securities and Exchange Commission ("SEC"). The Company believes that there have been no material changes in the Company's market risk at June 30, 2002 compared to March 31, 2002.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         From time to time, the Company is a party to various legal proceedings incident to its business. At June 30, 2002, except as set forth below, there were no legal proceedings to which the Company or its subsidiaries was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

         Disclosure regarding legal proceedings that the Company is a party to is presented on Carver's 2002 10-K, as filed with the SEC. There have been no material changes with regard to such legal proceedings since the filing of the 2002 10-K.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         Exhibit 11.       Net income per share.

         Exhibit 99.1 Written Statement of Deborah C. Wright furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         Exhibit 99.2 Written Statement of William C. Gray furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARVER BANCORP, INC.


Date: August 14, 2002                   /s/ Deborah C. Wright
                                        -------------------------------------
                                        Deborah C. Wright
                                        President and Chief Executive Officer





Date: August 14, 2002                   /s/ William C. Gray
                                        -------------------------------------
                                        William C. Gray
                                        Chief Financial Officer