Form 10-Q
period 2002-09-30
CARVER BANCORP INC
filed 2002-11-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _________________________________

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2002


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                               13-3904174
-------------------------------             ----------------------------

(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                Identification No.)


75 WEST 125TH STREET, NEW YORK, NEW YORK                10027
------------------------------------------     -------------------
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

                                 Yes /X/ No / /

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                 Yes / / No /X/

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   COMMON STOCK, PAR VALUE $.01                       2,294,756
--------------------------------             ----------------------------------
           Class                              Outstanding at October 31, 2002


                                    CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           September 30, 2002 (unaudited) and March 31, 2002......................................1

                           Consolidated Statements of Income for the Three Months and Six Months
                           Ended September 30, 2002 and 2001 (unaudited)..........................................2


                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Six Months Ended September 30, 2002 (unaudited)...........3


                           Consolidated Statements of Cash Flows for the Six Months
                           Ended September 30, 2002 and 2001 (unaudited)..........................................4

                           Notes to Consolidated Financial Statements (unaudited).................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................7


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................19

         Item 4.  Controls and Procedures........................................................................19


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................19


         Item 2.  Changes in Securities and Use of Proceeds......................................................20

         Item 3.  Defaults Upon Senior Securities................................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders............................................20

         Item 5.  Other Information..............................................................................20

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20


SIGNATURES.......................................................................................................21

CERTIFICATIONS...................................................................................................22

EXHIBITS.........................................................................................................24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                                 September 30,     March 31,
                                                                                      2002           2002
                                                                                 -------------    -----------
ASSETS                                                                            (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                        $    16,928      $  13,751
  Federal Funds sold                                                                  18,100         21,100
                                                                                 -----------      ---------
    Total cash and cash equivalents                                                   35,028         34,851
                                                                                 -----------      ---------
Securities:
  Available-for-sale, at fair value (including pledged as collateral of
    $114,703 at September 30, 2002 and $76,720 at March 31, 2002)                    116,486         89,821
  Held-to-maturity, at amortized cost (including pledged as collateral of
    $17,397 at September 30, 2002 and $15,549 at March 31, 2002; fair value
    of $17,662 at September 30, 2002 and $15,716 at March 31, 2002)                   17,481         15,643
                                                                                 -----------      ---------
    Total securities                                                                 133,967        105,464
                                                                                 -----------      ---------
Loans receivable:
  Real estate mortgage loans                                                         280,695        290,914
  Consumer and commercial business loans                                               2,248          2,328
  Allowance for loan losses                                                           (4,172)        (4,128)
                                                                                 -----------      ---------
    Total loans receivable, net                                                      278,771        289,114
                                                                                 -----------      ---------
Office properties and equipment, net                                                  10,299         10,251
Federal Home Loan Bank of New York ("FHLB-NY") stock, at cost                          4,453          3,763
Accrued interest receivable                                                            2,958          2,804
Identifiable intangible asset, net                                                       284            391
Other assets                                                                           3,079          3,072
                                                                                 -----------
                                                                                                  ---------
    Total assets                                                                 $   468,839      $ 449,710
                                                                                 ===========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                       $   330,342      $ 324,954
  Advances from the FHLB-NY and other borrowed money                                  89,348         75,651
  Other liabilities                                                                   10,253         12,363
                                                                                 -----------      ---------
    Total liabilities                                                                429,943        412,968
                                                                                 -----------      ---------
Stockholders' equity:
  Preferred stock (par value $0.01 per share; 1,000,000
     shares authorized; 100,000 issued and outstanding)                                    1              1
  Common stock (par value $0.01 per share: 5,000,000 shares authorized;
    2,316,358 shares issued; 2,294,756 and 2,300,869 shares outstanding
    at September 30, 2002 and March 31, 2002 respectively)                                23             23
  Additional paid-in capital                                                          23,770         23,756
  Retained earnings                                                                   14,905         13,194
  Unallocated common stock  held by employee stock ownership plan ("ESOP")              (60)           (152)
  Unamortized awards of common stock under  management recognition plan ("MRP")         (15)            (58)
  Treasury stock, at cost (21,602 shares at September 30, 2002 and 15,489
  shares at March 31, 2002)                                                             (211)          (138)
  Accumulated other comprehensive income                                                 483            116
                                                                                 -----------      ---------
    Total stockholders' equity                                                        38,896         36,742
                                                                                 -----------      ---------
  Total liabilities and stockholders' equity                                     $   468,839      $ 449,710
                                                                                 ===========      =========

See accompanying notes to consolidated financial statements.

                                  CARVER BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)
                                               (Unaudited)


                                                             Three Months Ended         Six Months Ended
                                                                September 30,            September 30,
                                                                -------------            -------------
                                                             2002          2001        2002          2001
                                                             ----          ----        ----          ----
Interest Income:
  Loans                                                    $  5,297     $  5,660     $ 10,636     $ 11,145
  Mortgage-backed securities                                    984          631        1,863        1,297
  Investment securities                                         388          608          789        1,290
  Federal funds sold                                             77          125          188          341
                                                           --------     --------     --------     --------
    Total interest income                                     6,746        7,024       13,476       14,073
                                                           --------     --------     --------     --------
Interest expense:
  Deposits                                                    1,469        2,145        3,071        4,310
  Advances and other borrowed money                             741        1,088        1,478        2,310
                                                           --------     --------     --------     --------
    Total interest expense                                    2,210        3,233        4,549        6,620
                                                           --------     --------     --------     --------
    Net interest income                                       4,536        3,791        8,927        7,453
Provision for loan losses                                        --          225           --          450
                                                           --------     --------     --------     --------
    Net interest income after provision for loan losses       4,536        3,566        8,927        7,003
                                                           --------     --------     --------     --------
Non-interest income: (1)
  Depository fees and charges                                   457          361          861          731
  Loan fees and service charges                                 257          102          804          267
  Income from sale of branches                                   --           --           --          987
  Loss from sale of loans                                        --           --           --         (101)
  Other                                                           2           13            4           12
                                                           --------     --------     --------     --------
    Total non-interest income                                   716          476        1,669        1,896
                                                           --------     --------     --------     --------
Non-interest expense: (1)
  Compensation and benefits                                   1,589        1,463        3,263        3,021
  Net occupancy expense                                         320          359          656          651
  Equipment                                                     354          378          772          755
  Other                                                       1,257        1,238        2,585        2,430
                                                           --------     --------     --------     --------
    Total non-interest expense                                3,520        3,438        7,276        6,857
                                                           --------     --------     --------     --------
    Income before income taxes                                1,732          604        3,320        2,042
Income taxes                                                    797          115        1,511          388
                                                           --------     --------     --------     --------
    Net income                                             $    935     $    489     $  1,809     $  1,654
                                                           ========     ========     ========     ========
Dividends applicable to preferred stock                    $     49     $     49     $     98     $     98
    Net income available to common stockholders            $    886     $    440     $  1,711     $  1,556
                                                           ========     ========     ========     ========
Earnings per common share:
    Basic                                                  $   0.39     $   0.19     $   0.75     $   0.68
                                                           ========     ========     ========     ========
    Diluted                                                $   0.37     $   0.19     $   0.72     $   0.66
                                                           ========     ========     ========     ========

(1) Reclassifications have been made to prior year periods to conform with current periods.

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                              ADDITIONAL
                                     PREFERRED    COMMON       PAID-IN      RETAINED     TREASURY
                                      STOCK        STOCK       CAPITAL      EARNINGS       STOCK
                                     ---------   ---------   ------------  ----------   ---------
Balance-March 31, 2002               $      1     $     23     $ 23,756     $ 13,194    ($   138)

Comprehensive income:
  Net Income                               --           --           --          874          --
  Change in net unrealized
  gain on Available-for-sale
  securities, net of taxes                 --           --           --           --          --
                                     --------     --------     --------     --------     -------
Comprehensive income net of taxes          --           --           --           --          --
Dividends paid                             --           --           --          (98)         --
Allocation of ESOP stock                   --           --            9           --          --
Allocation of shares for MRP               --           --           --           --          --
                                     --------     --------     --------     --------     -------
Balance-June 30, 2002                $      1     $     23     $ 23,765     $ 13,970    ($   138)

Comprehensive income:
  Net Income                               --           --           --          935          --
  Change in net unrealized gain
  on Available-for-sale
  securities, net of taxes                 --           --           --           --          --
                                     --------     --------     --------     --------     -------
Comprehensive income net of taxes          --           --           --           --          --
Dividends paid
Allocation of ESOP stock                   --           --            5           --          --
Allocation of shares for MRP               --           --           --           --          --
Purchase of Treasury Stock                 --           --           --           --         (73)
                                     --------     --------     --------     --------     -------
Balance-September 30, 2002           $      1     $     23     $ 23,770       14,905    ($   211)



                                      ACCUMULATED    COMMON        COMMON       TOTAL
                                         OTHER        STOCK        STOCK        STOCK-
                                     COMPREHENSIVE   ACQUIRED     ACQUIRED      HOLDERS'
                                         INCOME      BY ESOP       BY MRP       EQUITY
                                     -------------  ----------   ----------    ---------
Balance-March 31, 2002                 $    116     ($   152)     ($    58)    $ 36,742

Comprehensive income:
  Net Income                                 --           --            --          874
  Change in net unrealized
  gain on Available-for-sale
  securities, net of taxes                  210           --            --          210
                                       --------      -------       -------     --------
Comprehensive income net of taxes            --           --            --     $ 37,826
Dividends paid                               --           --            --          (98)
Allocation of ESOP stock                     --           46            --           55
Allocation of shares for MRP                 --           --             9            9
                                       --------      -------       -------     --------
Balance-June 30, 2002                  $    326     ($   106)     ($    49)    $ 37,792

Comprehensive income:
  Net Income                                 --           --            --          935
  Change in net unrealized gain
  on Available-for-sale
  securities, net of taxes                  157           --            --          157
                                       --------      -------       -------     --------
Comprehensive income net of taxes            --           --            --       38,884
Dividends paid
Allocation of ESOP stock                     --           46            --           51
Allocation of shares for MRP                 --           --            34           34
Purchase of Treasury Stock                   --           --            --          (73)
                                       --------      -------       -------     --------
Balance-September 30, 2002             $    483     ($    60)     ($    15)    $ 38,896


See accompanying notes to consolidated financial statements.

                               CARVER BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)
                                          (In thousands)

                                                                        Six Months Ended September 30,
                                                                       ----------------------------------
                                                                            2002               2001
                                                                            ----               ----
Cash flows from operating activities:
  Net income                                                           $   1,809           $   1,654
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                --                 450
     ESOP and MRP expense                                                    149                  80
     Depreciation and amortization expense                                   652                 569
     Amortization of intangibles                                             106                 106
     Other amortization (accretion)                                          632                (246)
     Gain on sale of branches                                                 --                (987)
     Impairment of foreclosed real estate                                     --                  20
     Changes in assets and liabilities:
       Increase in accrued interest receivable                              (155)               (608)
       Increase in other assets                                               (2)             (1,070)
       (Decrease)Increase in other liabilities                            (2,783)                954
       Increase in accrued interest payable                                   77                  --
                                                                       ---------           ---------
          Net cash provided by (used in) operating activities                485                 922
                                                                       ---------           ---------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                  (36,848)            (62,673)
     Held-to-maturity                                                     (4,167)            (10,271)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                   10,182              75,000
     Held-to-maturity                                                      2,307               5,394
  Disbursements for loan originations                                    (30,079)            (29,900)
  Loans purchased from third parties                                     (13,861)            (45,200)
  Principal collections on loans                                          52,897              44,815
  (Purchase) sale of FHLB-NY stock                                          (690)                  4
  Proceeds from loans sold                                                 1,493                  --
  Proceeds from sale of fixed assets                                          --                 570
  Proceeds from sale of other real estate owned                               --                 429
  Additions to premises and equipment                                       (455)               (767)
                                                                       ---------           ---------
          Net cash used in investing activities                          (19,221)            (22,599)
                                                                       ---------           ---------
Cash flows from financing activities:
  Net increase in deposits                                                 5,388              58,571
  Repayment of  securities repurchase agreements                              --                 109
  Advances from FHLB-NY                                                   29,300             257,800
  Repayment of FHLB-NY advances and other borrowed money                 (15,603)           (287,241)
  Purchase of treasury stock                                                 (74)                (99)
  Cash paid to fund sale of deposits                                          --             (15,802)
  Dividends paid                                                             (98)                (98)
                                                                       ---------           ---------
          Net cash provided by financing activities                       18,913              13,240
                                                                       ---------           ---------
Net  increase (decrease) in cash and cash equivalents                        177              (8,437)
Cash and cash equivalents at beginning of the period                      34,851              31,758
                                                                       ---------           ---------
Cash and cash equivalents at end of  the period                        $  35,028           $  23,321
                                                                       =========           =========
Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of
       investments available-for-sale, net                             $     483           $      --

Cash paid for-                                                             4,549               7,198
  Interest paid                                                            2,228                   0
  Income taxes paid                                                    =========           =========

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K/A, for the year ended March 31, 2002 ("2002 10-K/A"). The consolidated results of operations and other data for the six-month period ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003 ("fiscal 2003"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation which is inactive, and the Bank's wholly owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp. The Holding Company and its consolidated subsidiaries are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.



(2)      NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the six-month periods ended September 30, 2002 and 2001, preferred dividends of $98,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the six-month periods ended September 30, 2002 and 2001, 208,333 shares of common stock potentially issuable from the conversion of preferred stock are considered in determining the diluted net income per common share.


(3)      RECENT ACCOUNTING PRONOUNCEMENTS

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS



         In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 are effective October 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's earnings or financial position.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES


         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS


         In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's earnings or financial position.

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

GOODWILL AND OTHER INTANGIBLE ASSETS


         In June 2001, the FASB issued SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. In accordance with the provisions of SFAS 142, all goodwill and identifiable intangible assets identified as having an indefinite useful life, including those acquired before its effective date, will no longer be amortized but will be assessed for impairment at least annually by applying a fair-value based test as defined in the Statement. SFAS 142 requires that acquired intangible assets having an estimated useful life be separately recognized and amortized over their estimated useful lives. Intangible assets that remain subject to amortization shall continue to be reviewed for impairment in accordance with previous pronouncements.


         Additionally, SFAS 142 requires that an initial impairment assessment on all goodwill recognized in the consolidated financial statements be completed within six months of the statement's adoption to determine if a transition impairment charge needs to be recognized. Management has performed the initial impairment assessment as of March 31, 2002 and determined that no impairment charge is warranted. The consolidated balance sheets and consolidated statements of income presented herein disclose the identifiable intangible assets that were originally recognized separate from goodwill. Effective April 1, 2002, goodwill will no longer be amortized; however, identifiable intangible assets will continue to be amortized over the estimated useful lives. Amortization of identifiable intangible assets is estimated to be $213,000 in fiscal 2003.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE


         This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "could," "planned," "estimated," "potential" and similar terms and phrases. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, the Company's success in implementing its initiatives, including expanding its product line, successfully opening its new ATM center, successfully rebranding its image and achieving greater operating efficiencies; changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and non-interest income; general economic conditions which could affect the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses as well as other factors discussed in documents filed by the Company with the SEC from time to time. The Company undertakes no obligation to update any such forward-looking statements at any time.

         As used in this Form 10-Q, "we," "us" and "our" refer to Carver Bancorp, Inc. and/or its consolidated subsidiaries, depending on the context.


CRITICAL ACCOUNTING POLICIES


         Note 1 to our Audited Consolidated Financial Statements for the fiscal year ended March 31, 2002 ("fiscal 2002") included in our 2002 10-K/A, as supplemented by this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with our Finance and Audit Committee and our Board of Directors.



GENERAL


         The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank, which operates five full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan.

COMPARISON OF FINANCIAL CONDITION AT
SEPTEMBER 30, 2002 AND MARCH 31, 2002

ASSETS


         Total assets increased by $19.1 million, or 4.3%, to $468.8 million at September 30, 2002 compared to $449.7 million at March 31, 2002. The change was primarily attributable to an increase of $28.5 million in securities offset by a decrease of $10.3 million in total loans receivable, net.

         The balance in cash and cash equivalents for the six-month period was substantially unchanged from that of March 31, 2002. This was due to the effective utilization of excess liquid assets created by higher than expected mortgage loan and mortgage-backed security repayments. The Bank invested its excess liquid assets in the origination and purchase of mortgage loans and the purchase of mortgage-backed securities.

         Due to the lower interest rate environment, mortgage loan payoffs in excess of new loans resulted in a decrease of $10.3 million in total loans receivable, net, during the first six months of the fiscal 2003. Loan repayments were $52.9 million, offset in part by loan originations of $30.1 million and loan purchases of $13.9 million during the six-month period. Loan originations and purchases were concentrated in multifamily and commercial real estate mortgage loans, which accounted for $36.2 million of the $43.9 million originated and purchased during the period. The remaining originations of $7.7 million were for construction loans and one- to four-family loans. The $34.0 million increase in investment securities primarily represents purchases of $41.0 million partially offset by maturities of $7.0 million and principal repayments of $3.1 million that occurred during the first six months of fiscal 2003. Management will continue to evaluate the balance of earning assets allocated to loan originations and purchases as well as additional purchases of mortgage-backed securities while continuing to assess yields and economic risk.

         As of April 1, 2001, the Bank adopted SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and transferred $45.7 million of mortgage-backed and investment securities from held-to-maturity to available-for-sale. An unrecognized gain of $878,000 as of September 30, 2002 is included in the carrying value of the mortgage-backed and investment securities available-for-sale.

         Office properties and equipment, net, slightly increased $48,000 to $10.3 million at September 30, 2002, due primarily to costs associated with the new ATM center at the Bank's Bedford-Stuyvesant branch and new equipment needed for the deployment of online banking.



LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES


         At September 30, 2002, total liabilities increased by $17.0 million, or 4.1%, to $429.9 million compared to $413.0 million at March 31, 2002. The increase in liabilities primarily reflects an increase of $13.7 million in advances from the FHLB-NY and other borrowings, and an increase of $5.4 million in deposits offset in part by a decrease of $1.1 million and $1.0 million in accounts payable and other liabilities, respectively.

         The $5.4 million increase in deposit balances is primarily attributable to increases of $6.1 million in certificates of deposit, $5.0 million of which was an individual federal deposit, and $1.1 million in money market accounts offset in part by a decrease of $1.0 million in regular savings and club accounts and $726,000 in NOW accounts.


         STOCKHOLDERS' EQUITY


         Total stockholders' equity increased $2.2 million, or 5.9%, to $38.9 million at September 30, 2002 compared to $36.7 million at March 31, 2002. The increase in stockholders' equity was primarily attributable to $1.7 million increase in retained earnings for the six months ended September 30, 2002 and an increase of $367,000 in accumulated other comprehensive income resulting from the recognition of unrealized gains, net of taxes, relating to the transfer of certain investment and mortgage-backed securities from the accounting classification held-to-maturity to available-for-sale. Investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment to stockholders' equity, net of taxes.

         During the quarter ended September 30, 2002, the Holding Company purchased 9,100 shares of its common stock in open market transactions at an average price of $11.01 per share as part of its repurchase program announced on August 6, 2002. The Holding Company intends to use the repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.


LIQUIDITY AND CAPITAL RESOURCES


         Liquidity is a measure of the Bank's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan and investment portfolio. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, and mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During fiscal 2002, the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During the first six months of fiscal 2003 the federal funds rate has remained unchanged from that of March 31, 2002. As a result, interest rates for the first six months of fiscal 2003 are 125 basis points lower than those during the first six months of fiscal 2002. The increase in loan and securities repayments was primarily the result of the increase in mortgage loan refinancing activity caused by this lower interest rate environment.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2002, total cash and cash equivalents increased by $177,000. Net cash provided by operating activities during this period was $485,000, representing primarily a decrease in other liabilities, offset by depreciation and amortization expense, other amortization or accretion and an increase in accrued interest receivable. Net cash provided by investing activities was $19.2 million, primarily representing the net proceeds from principal payments, maturities and calls of securities available-for-sale and held-to-maturity and principal collections on loans, offset in part by disbursements made for the origination and purchase of loans and the purchases of securities. Net cash provided by financing activities was $18.9 million, primarily representing a net increase of $13.7 million in advances from the FHLB-NY and an increase in deposits of $5.4 million.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of September 30, 2002. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank faces is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its fifteen-year and thirty-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         The Office of Thrift Supervision ("OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At September 30, 2002, the Bank exceeded all regulatory minimum capital requirements and qualified as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at September 30, 2002.

                               REGULATORY CAPITAL
                            As of September 30, 2002

                                                   Amount      % of Assets
                                                   ------      -----------
Total capital (to risk-weighted assets):
Capital level                                      $40,003        18.66%
Less requirement                                    17,153         8.00
                                                   -------        -----
Excess                                             $22,850        10.66%
                                                   =======        =====


Tier 1 capital (to risk-weighted assets):
Capital level                                      $37,304        17.40%
Less requirement                                     8,576         4.00
                                                   -------        -----
Excess                                             $28,728        13.40%
                                                   =======        =====


Tier 1 Leverage capital (to adjusted total assets):
Capital level                                      $37,304         7.98%
Less requirement                                    18,694         4.00
                                                   -------        -----
Excess                                             $18,610         3.98%
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

                                                 Three months ended September 30,
                                --------------------------------------------------------------------
                                              2002                                  2001
                                ---------------------------------   --------------------------------
                                 Average               Annualized    Average              Annualized
                                                          Avg.                               Avg.
                                 Balance    Interest   Yield/Cost    Balance    Interest  Yield/Cost
                                ---------   --------   ----------   ---------   --------  ----------
                                                     (Dollars in thousands)
Loans receivable (1)            $282,684     $5,297       7.50%      $299,943    $5,660      7.55%
Investment securities (2)         35,952        388       4.32%        32,262       608      7.54%
Mortgage-backed securities        74,085        984       5.31%        43,651       631      5.78%
Federal funds                     17,871         77       1.72%        15,854       125      3.15%
                                --------     ------       ----       --------    ------      ----
Total interest earning assets    410,592      6,746       6.57%       391,710     7,024      7.17%
Non-interest earning assets       31,429                               23,027
                                --------                             --------
Total assets                    $442,021                             $414,737
                                ========                             ========

Liabilities and Equity
----------------------
Deposits
NOW                             $ 17,948     $   34       0.76%      $ 21,252    $   74      1.39%
Savings and clubs                127,002        373       1.17%       124,645       639      2.05%
Money market accounts             15,660         46       1.17%        16,250        88      2.17%
Certificates of deposit          152,330      1,016       2.67%       121,265     1,344      4.43%
                                --------     ------       -----      --------    ------      -----
Total deposits                   312,940      1,469       1.88%       283,412     2,145      3.03%

Borrowed money                    67,904        741       4.36%        83,247     1,088      5.23%
                                --------     ------       -----      --------    ------      -----
Total interest-bearing           380,844      2,210       2.32%       366,659     3,233      3.53%
liabilities
Non-interest-bearing              23,361                               14,243
liabilities
                                --------                             --------
Total liabilities                404,205                              380,902

Stockholders' equity              37,816                               33,835
                                --------                             --------
Total liabilities and
stockholders' equity            $442,021                             $414,737
                                ========                             ========
                                             ------                              ------
Net interest income                          $4,536                              $3,791
                                             ======                              ======
Interest rate spread                                      4.25%                              3.65%
                                                          =====                              =====

Net interest margin                                       4.42%                              3.87%
                                                          =====                              =====


Ratio of average interest-
earning assets to deposits and
interest-bearing liabilities                  1.08x                               1.07x
                                             ======                              ======

(1)  Includes non-accrual loans.
(2)  Includes FHLB-NY stock.
                                       11

                                                  Six months ended September 30,
                                --------------------------------------------------------------------
                                              2002                                  2001
                                ---------------------------------   --------------------------------
                                 Average               Annualized    Average              Annualized
                                                          Avg.                               Avg.
Assets                           Balance    Interest   Yield/Cost    Balance    Interest  Yield/Cost
------                          ---------   --------   ----------   ---------   --------  ----------
                                                           (Dollars in thousands)
Loans receivable (1)            $284,037    $10,636      7.49%      $288,855    $11,145      7.72%
Investment securities (2)         36,043        789      4.38%        38,975      1,290      6.62%
Mortgage-backed securities        69,276      1,863      5.38%        42,599      1,297      6.09%
Federal funds                     22,201        188      1.69%        17,958        341      3.80%
                                --------    -------      -----      --------    -------      -----
Total interest-earning assets    411,557     13,476      6.55%       388,387     14,073      7.25%

Non-interest-earning assets      30,476                               23,673
                                --------                            --------
Total assets                    $442,033                            $412,060
                                ========                            ========

Liabilities and Equity
----------------------
Deposits
NOW                             $ 18,813        $81      0.86%       $20,718       $133      1.28%
Savings and clubs                127,724        815      1.28%       128,332      1,336      2.08%
Money market accounts             15,225         98      1.29%        16,333        173      2.12%
Certificates of deposit          152,187      2,077      2.73%       114,237      2,668      4.67%
                                --------    -------      -----      --------    -------      -----
Total deposits                   313,949      3,071      1.96%       279,620      4,310      3.08%
Borrowed money                    66,107      1,478      4.47%        84,275      2,310      5.48%
                                --------    -------    -------      --------    -------      -----
Total interest-bearing
liabilities                      380,056      4,549      2.39%       363,895      6,620      3.64%

Non-interest-bearing
liabilities                       24,587                              15,076
                                --------                            --------
Total liabilities                404,643                             378,971

Stockholders' equity              37,390                              33,089
                                --------                            --------
Total liabilities and
stockholders' equity            $442,033                            $412,060
                                ========   --------                 ========    -------
Net interest income                          $8,927                             $7,453
                                           ========                             =======
Interest rate spread                                     4.16%                               3.61%
                                                       =======                               =====
Net interest margin                                      4.34%                               3.84%
                                                       =======                               =====
Ratio of average
interest-earning assets to
deposits and interest-bearing
liabilities.                                  1.08x                               1.07x
                                           ========                             =======


(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL


         The Company reported net income for the three-month period ended September 30, 2002 of $935,000 compared to net income of $489,000 for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $886,000, or $0.37 per diluted common share, compared to $440,000, or $0.19 per diluted common share, for the corresponding prior year period. For most of fiscal 2002, the Company utilized a tax loss carryforward and therefore no federal taxes were applied to earnings for the comparable prior year period. Had the Company been taxed during fiscal 2002 at its current tax rate, quarterly net income would have increased 186% over the corresponding prior year period.


INTEREST INCOME


         Interest income decreased by $278,000, or 4.0%, to $6.7 million for the three months ended September 30, 2002 compared to $7.0 million in the corresponding prior year period. Interest income decreased as a result of the lower interest rate environment during the second quarter compared to the corresponding prior year period. The change in total interest income was attributable to a decrease of 60 basis points in the annualized average yield on interest-earning assets to 6.57% for the three months ended September 30, 2002 compared to 7.17% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $18.9 million, or 4.8%, to $410.6 million for the three months ended September 30, 2002 compared with $391.7 million for the corresponding prior year period.

         Interest income on loans decreased by $363,000, or 6.4%, to $5.3 million for the three months ended September 30, 2002 compared to $5.7 million for the corresponding prior year period. The change was primarily due to a decrease in average mortgage loan balances of $17.3 million, or 5.8%, to $282.7 million from $300.0 million, partially offset by an escalation in the recognition of deferred loan fee income of $212,000 resulting from higher than expected mortgage loan prepayments. We do not expect this level of deferred loan fee income to continue.

         Interest income on mortgage-backed securities increased by $353,000, or 55.9%, to $984,000 for the three months ended September 30, 2002 compared to $631,000 for the corresponding prior year period. The change was primarily due to an increase in the average balance of mortgage-backed securities of $30.4 million, or 69.7%, to $74.1 million compared to $43.7 million in the corresponding prior year period, partially offset by a 47 basis points decrease in the annualized average yield on mortgage-backed securities to 5.31% from 5.78% in the corresponding prior year period.

         Interest income on investment securities decreased by $220,000, or 36.2%, to $388,000 for the three months ended September 30, 2002 compared to $608,000 for the corresponding prior year period. Due to the decline in the interest rate environment there was a 322 basis point decrease in the annualized average yield to 4.32% for the three months ended September 30, 2002 compared to 7.54% for the corresponding prior year period. The decrease in interest income on investment securities was partially offset by the average balance of investment securities increasing by $3.7 million, or 11.4%, to $36.0 million for the three months ended September 30, 2002 compared to $32.3 million for the corresponding prior year period.

         Interest income on federal funds sold decreased by $48,000, or 38.4%, to $77,000 for the three months ended September 30, 2002 compared to $125,000 for the corresponding prior year period. The annualized yield on federal funds sold declined 143 basis points to 1.72% for the three months ended September 30, 2002 compared to 3.15% for the corresponding prior year period due to a lower short-term interest rate environment. The decrease was partially offset by an increase in the average balance of federal funds of $2.0 million, or 12.7%, to $17.9 million from $15.9 million for the corresponding prior year period.



INTEREST EXPENSE


         Total interest expense decreased by $1.0 million, or 31.6%, to $2.2 million for the three months ended September 30, 2002 compared to $3.2 million for the corresponding prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of liabilities decreased 121 basis points to 2.32% from 3.53% for the corresponding prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $14.2 million, or 3.9%, to $380.8 million from $366.7 million compared to the corresponding prior year period.

         Interest expense on deposits decreased $676,000, or 31.5%, to $1.5 million for the three months ended September 30, 2002 compared to $2.1 million for the corresponding prior year period. The decrease in interest expense on deposits was due primarily to a 115 basis point decline in the rate paid on deposits to 1.88% for the three months ended September 30, 2002 compared to 3.03% for the corresponding prior year period. This was partially offset by a $29.5 million increase in the average balance of interest-bearing deposits to $312.9 million for the three months ended September 30, 2002 from $283.4 million for the corresponding prior year period.

           The decrease in the cost of deposits was primarily the result of the reduction in interest rates due to the lower interest rate environment during the second quarter compared to the corresponding prior year period and a restructuring of deposit rates by management. In addition there was an overall decrease in the average balance of some comparatively lower cost deposits (NOW accounts, savings and club accounts and money market accounts), offset in part by an increase in the average balance of comparatively higher cost certificates of deposit. The average balance of NOW account deposits declined $3.3 million to $17.9 million from $21.3 million for the corresponding prior year period. The average balance of money market accounts declined $590,000 to $15.7 million from $16.3 million for the corresponding prior year period. However, the average balance of savings and club accounts increased $2.4 million to $127.0 million from $124.6 million for the corresponding prior year period. The average balance of certificates of deposit increased $31.1 million to $152.3 million from $121.3 million for the corresponding prior year period.

         Interest expense on FHLB-NY advances and other borrowed money decreased $347,000, or 31.9%, to $741,000 for the three months ended September 30, 2002 compared to $1.1 million for the corresponding prior year period. This decrease in interest expense was primarily due to a $15.3 million, or 18.4%, decline in the average balance of borrowed money to $67.9 million from $83.2 million coupled with a decrease of 87 basis points in the cost of borrowings to 4.36% from 5.23% for the corresponding prior year period.


NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES


         Net interest income before the provision for loan losses increased by $745,000, or 19.7%, to $4.5 million for the three months ended September 30, 2002 compared to $3.8 million for the corresponding prior year period. Total interest income decreased by $278,000 and total interest expense decreased by $1.0 million for the three months ended September 30, 2002. The Company's annualized average interest rate spread increased by 60 basis points to 4.25% for the three months ended September 30, 2002 compared to 3.65% for the corresponding prior year period.


PROVISION FOR LOAN LOSSES AND ASSET QUALITY


         The Company did not provide for additional loan loss reserves for the three months ended September 30, 2002 compared to $225,000 for the corresponding prior year period. The provision for loan losses was not increased during the three-month period as the Company considers the overall reserve for loan losses to be adequate at September 30, 2002 as explained below. During the second quarter of fiscal 2003, Carver recorded net loan recoveries of $40,000 compared to $5,000 for the corresponding prior year period. At September 30, 2002, the Bank's allowance for loan losses at $4.1 million remained substantially unchanged from March 31, 2002.

          At September 30, 2002, non-performing loans totaled $2.1 million, or 0.74% of total loans, compared to non-performing loans of $2.8 million, or 0.96% of total loans, at March 31, 2002 a decrease of $717,000 or 25.4%. The reduction in non-performing loans improved the ratio of the allowance for loan losses to non-performing loans to 198.1% at September 30, 2002 compared to 146.0% at March 31, 2002. The ratio of the allowance for loan losses to total loans was 1.47% compared to 1.41% at March 31, 2001.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.


NON-INTEREST INCOME


         Total non-interest income increased $240,000, or 50.4%, to $716,000 for the three-month period ended September 30, 2002 compared to $476,000 for the corresponding prior year period. The change was primarily attributable to a net increase in depository fee income of $96,000 and an increase in loan fees and service charges of $155,000. The increase in depository fees can be attributed to increased ATM fees and a restructuring of banking fees during the quarter. Loan fees and service charges increased as a result of the recognition of higher mortgage prepayment penalties and a general restructuring of the Bank's loan fees. Non-interest income represented 13.6% of operating income (net interest income plus non-interest income, excluding any non-recurring gain and loss) for the second quarter of fiscal 2003 compared with 11.2% for the corresponding prior year period.


NON-INTEREST EXPENSE


         Total non-interest expense increased $82,000, or 2.4%, to $3.5 million for the quarter ended September 30, 2002 compared to $3.4 million for the corresponding prior year period. The increase was primarily attributable to increases in compensation and benefits and other expenses, consisting primarily of marketing and advertising expenses. Salaries and employee benefits increased $126,000 to $1.6 million for the quarter ended September 30, 2002 compared to $1.5 million for the corresponding prior year period. The increase in compensation and benefits is primarily attributable to the Company's successful recruitment efforts during the last quarter of fiscal 2002 and the first half of fiscal 2003 to fill the Chief Financial Officer and Chief Operating Officer positions. Marketing and advertising expenses increased by $118,000 to $178,000 for the quarter ended September 30, 2002 compared to $60,000 for the corresponding prior year period. The increase in marketing and advertising expense is primarily attributable to the re-launch of the Company's new brand image, as well as the introduction of its online banking and debit card products. Advertising costs are expected to continue to exceed prior fiscal year expenses as the Company continues its rebranding efforts over the course of fiscal 2003.


INCOME TAX EXPENSE


         In comparison to the corresponding prior year period, the Company has fully utilized its tax loss carryforward resulting from prior period losses and is now accruing for federal taxes. For the three-month period ended September 30, 2002, estimated federal, New York State and New York City income tax expense was $797,000.

         For the three-month period ended September 30, 2001, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes were payable for the period. The accrual for taxes of $115,000 for the three-months ended September 30, 2001 represents an estimate of New York State and New York City income taxes only.



COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL


         The Company reported net income for the six-month period ended September 30, 2002 of $1.8 million compared to net income of $1.7 million for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $1.7 million, or $0.72 per diluted common share, compared to $1.6 million, or $0.66 per diluted common share, for the corresponding prior year period. For most of fiscal 2002, the Company was able to utilize its tax loss carryforward, which eliminated the Company's federal tax liability. Income for the six-months ended September 30, 2001 includes non-recurring non-interest income of approximately $886,000 which includes a gain of $987,000 realized on the sale of deposits of the Bank's East New York branch offset in part by a loss of $101,000 from the sale of the Bank's automobile loan portfolio.


INTEREST INCOME


         Interest income decreased by $597,000, or 4.2%, to $13.5 million for the six months ended September 30, 2002 compared to $14.1 million in the corresponding prior year period. The decrease in interest income is due to a lower interest rate environment during the six-month period ended September 30, 2002 compared to the corresponding prior year period. The change in total interest income was attributable to a decrease of 70 basis points in the annualized average yield on interest-earning assets to 6.55% for the six months ended September 30, 2002 compared to 7.25% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $23.2 million, or 6.0%, to $411.6 million for the six months ended September 30, 2002 compared with $388.4 million for the corresponding prior year period.

         Interest income on loans decreased by $509,000, or 4.6%, to $10.6 million for the six months ended September 30, 2002 compared to $11.1 million for the corresponding prior year period. The change was due to a decrease in the annualized average yield on mortgage loans to 7.49% compared to 7.72% for the six months ended September 30, 2001. Adding to the decline in interest income was a decrease in average mortgage loan balances of $4.8 million, or 1.6%, to $284.1 million for the six months ending September 30, 2002 compared to $288.9 million for the corresponding prior year period. The decrease in interest income was partially offset by an acceleration in the recognition of deferred loan fees of $212,000 resulting from higher than anticipated mortgage loan prepayments.

         Interest income on mortgage-backed securities increased by $566,000, or 43.6%, to $1.9 million for the six months ended September 30, 2002 compared to $1.3 million for the corresponding prior year period. The change was primarily due to an increase in the average balance of mortgage-backed securities of $26.7 million, or 62.6%, to $69.3 million for the six months ended September 30, 2002 compared to $42.6 million for the corresponding prior year period, partially offset by a decrease in the annualized average yield on mortgage-backed securities of 71 basis points to 5.38% from 6.09% during the same period.

         Interest income on investment securities decreased by $501,000, or 38.8%, to $789,000 for the six months ended September 30, 2002 compared to $1.3 million for the corresponding prior year period. The decline was partially due to the balance of average investment securities decreasing by $2.9 million, or 7.5%, to $36.0 million for the six months ended September 30, 2002 compared to $39.0 million for the corresponding prior year period. The primary reason contributing to the decrease in interest on investment securities was a 224 basis point decrease in the annualized average yield to 4.38% for the six months ended September 30, 2002 compared to 6.62% for the corresponding prior year period.

         Interest income on federal funds sold decreased by $153,000, or 44.9%, to $188,000 for the six months ended September 30, 2002 compared to $341,000 for the corresponding prior year period. The annualized yield on federal funds sold declined 211 basis points to 1.69% for the six months ended September 30, 2002 compared to 3.80% for the corresponding prior year period due to a lower short-term interest rate environment. The decrease was partially offset by an increase in the average balance of federal funds of $4.2 million, or 23.6%, to $22.2 million from $18.0 million for the corresponding prior year period.


INTEREST EXPENSE


         Total interest expense decreased by $2.1 million, or 31.3%, to $4.5 million for the six months ended September 30, 2002 compared to $6.6 million for the corresponding prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of liabilities decreased 125 basis points to 2.39% from 3.64% for the corresponding prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $16.2 million, or 4.4%, to $380.1 million from $363.9 million compared to the corresponding prior year period.

         Interest expense on deposits decreased $1.2 million, or 28.7%, to $3.1 million for the six months ended September 30, 2002 compared to $4.3 million for the corresponding prior year period. The decrease in interest expense on deposits was due primarily to a 112 basis point decline in the rate paid on deposits to 1.96% for the six months ended September 30, 2002 compared to 3.08% for the corresponding prior year period. This was partially offset by a $34.3 million increase in the average balance of interest-bearing deposits to $313.9 million from $279.6 million for the corresponding prior year period.

           The decrease in the cost of deposits was primarily the result of the lower interest rate environment and the restructuring of deposit rates by management. However, there was a decrease in the average balance of comparatively lower cost deposits (NOW accounts, savings and club accounts and money market accounts), offset in part by an increase in the average balance of comparatively higher cost certificates of deposit. The average balance of NOW account deposits declined $1.9 million to $18.8 million from $20.7 million for the corresponding prior year period. The average balance of savings and club accounts declined $608,000 to $127.7 million from $128.3 million for the corresponding prior year period. The average balance of money market accounts declined $1.1 million to $15.2 million from $16.3 million for the corresponding prior year period. The average balance of certificates of deposit increased $38.0 million to $152.2 million from $114.2 million for the corresponding prior year period.


         Interest expense on FHLB-NY advances and other borrowed money decreased $832,000, or 36.0%, to $1.5 million for the six months ended September 30, 2002 compared to $2.3 million for the corresponding prior year period. This decrease in interest expense was primarily due to an $18.2 million, or 21.6%, decline in the average balance of borrowed money to $66.1 million from $84.3 million coupled with a decrease of 101 basis points in the cost of borrowings to 4.47% from 5.48% for the corresponding prior year period.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES


         Net interest income before the provision for loan losses increased by $1.5 million, or 19.8%, to $8.9 million for the six months ended September 30, 2002 compared to $7.5 million for the corresponding prior year period. Total interest income decreased by $597,000 while total interest expense decreased by $2.1 million for the six months ended September 30, 2002. The Company's annualized average interest rate spread increased by 55 basis points to 4.16% for the six months ended September 30, 2002 compared to 3.61% for the corresponding prior year period.


PROVISION FOR LOAN LOSSES AND ASSET QUALITY


         The Company did not provide for additional loan losses for the six months ended September 30, 2002, compared to $450,000 for the corresponding prior year period. The provision for loan losses was not increased during the six-month period due to improved credit quality and an overall reserve that the Company believes to be adequate at September 30, 2002 as explained below. During the first six months of fiscal 2003, Carver applied net loan recoveries of $44,000 to the allowance for loan losses compared to net loan charge-offs of $158,000 for the corresponding prior year period. At September 30, 2002, the Bank's allowance for loan losses at $4.1 million remained substantially unchanged from March 31, 2002.

          At September 30, 2002, non-performing loans totaled $2.1 million, or 0.74% of total loans, compared to non-performing loans of $2.8 million, or 0.96% of total loans, at March 31, 2002, a decrease of $717,000 or 25.4%. The reduction in non-performing loans improved the ratio of the allowance for loan losses to non-performing loans to 198.1% at September 30, 2002 compared to 146.0% at March 31, 2002. The ratio of the allowance for loan losses to total loans was 1.47% compared to 1.41% at March 31, 2001.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.


NON-INTEREST INCOME


         Total non-interest income decreased $227,000, or 12.0%, to $1.7 million for the six-month period ended September 30, 2002 compared to $1.9 million for the corresponding prior year period. The change was primarily attributable to a net decrease in non-recurring income of $886,000 for the six-month period ended September 30, 2002, partially offset by a net increase in fees, charges and other non-interest income, excluding non-recurring items, of $659,000. The non-recurring income of $886,000 for the six months ended September 30, 2001 represented a gain of $987,000 on the sale of the Bank's East New York branch offset in part by a loss of $101,000 on the sale of the Bank's automobile loan portfolio.

         Non-interest income, excluding non-recurring items, increased $659,000, or 65.2%, to $1.7 million for the six-month period ended September 30, 2002 compared to $1.0 million for the corresponding prior year period, primarily attributable to an increase in loan fees and service charges that resulted from the recognition of substantially higher mortgage prepayment penalties and increases in loan origination, ATM and other depository fees as discussed in the quarterly results. Mortgage prepayment penalty income was greater due to significantly higher than usually experienced penalties of approximately $290,000 received from two loans. Excluding the non-recurring gain and loss, non-interest income represented 15.8% of operating income (net interest income plus non-interest income, excluding the non-recurring gain and loss) for the six-month period ended September 30, 2002 compared with 11.9% for the corresponding prior year period.


NON-INTEREST EXPENSE


         Total non-interest expense increased $419,000, or 6.1%, to $7.3 million for the six months ended September 30, 2002 compared to $6.9 million for the corresponding prior year period. The increase was primarily attributable to increases in compensation and benefits and other expenses, consisting primarily of marketing and advertising expenses. Salaries and employee benefits increased $242,000 to $3.3 million for the six months ended September 30, 2002 compared to $3.0 million for the corresponding period last year. The increase in compensation and benefits is primarily attributable to the addition of a Chief Financial Officer and a Chief Operating Officer. Marketing and advertising expenses increased by $131,000 to $353,000 for the six-month period ended September 30, 2002 compared to $222,000 for the corresponding prior year period. The increase in marketing and advertising expenses is primarily attributable to the re-launch of the Company's new brand image, as well as the development of its online banking and debit card products. Marketing and advertising costs are expected to continue to exceed prior fiscal year expenses as the Company continues its rebranding efforts over the course of fiscal 2003.


INCOME TAX EXPENSE

         In comparison to the prior year period, the Company has fully utilized its tax loss carryforward resulting from prior period losses and is now accruing for federal taxes. For the six-month period ended September 30, 2002, estimated Federal, New York State and New York City income tax expense was $1.5 million.


         For the six-month period ended September 30, 2001, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes were payable for the period. The accrual for taxes of $388,000 for the six months ended September 30, 2001 represents an estimate of New York State and New York City income taxes only.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2002 in the Company's 2002 10-K/A, as filed with the SEC. The Company believes that there have been no material changes in the Company's market risk at September 30, 2002 compared to March 31, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         CHANGES IN INTERNAL CONTROLS. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS



         Disclosure regarding legal proceedings that the Company is a party to is presented on Carver's 2002 10-K/A as filed with the SEC. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2002 10-K/A.


         On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark"), the former President and CEO of Carver Federal, filed suit against Carver Federal and certain individual defendants in the Supreme Court of the State of New York, County of New York (the "Clark Action"), claiming that the defendants should have been forced to obtain approval from the OTS to pay severance benefits that Clark believed Carver owed him under an employment agreement. Clark sought injunctive relief and asserted claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, the defendants moved to dismiss the compliant in its entirety and, on November 27, 2001, the court dismissed the breach of contract claim against the individual defendants and the equitable estoppel and estoppel by contract claims against all defendants. Carver Federal appealed the lower court's failure to dismiss the breach of contract claim against Carver Federal. On September 26, 2002, the Appellate Division of the Supreme Court reversed the lower court and granted Carver Federal's motion in its entirety. On September 30, 2002, a Notice of Entry of the Appellate Division's decision was filed with the court and on October 30, 2002 judgment was entered in favor of Carver Federal and the individual defendants dismissing the Clark Action as to all defendants. Clark cannot appeal the Appellate Division's decision or the judgment as of right. Clark's time to move for permission to appeal has not run as of the date of this form 10-Q.

         On or about January 28, 2002, plaintiff Monique Barrow, a former employee, filed suit against Carver Federal in the United States District Court for the Southern District of New York alleging pregnancy discrimination in violation of the Family Medical Leave Act, New York State and New York City laws seeking punitive and compensatory damages as well as reinstatement to her former position. Carver Federal answered the complaint denying any liability. Carver Federal unsuccessfully sought permission to make a motion for summary judgment before the conclusion of discovery. However, the court allowed expedited discovery on liability to be completed on or before November 4, 2002. The discovery period has ended and Carver Federal intends to make a motion for summary judgment for an order dismissing this case in its entirety. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.

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

         Exhibit 99.1 Written Statement of Deborah C. Wright furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         Exhibit 99.2 Written Statement of William C. Gray furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K.


         On August 9, 2002, the Company filed a Current Report on Form 8-K under items 5 and 7 regarding its August 6, 2002 announcement of a program to repurchase up to 10% of the Company's common stock, par value $0.01, outstanding as of May 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARVER BANCORP, INC.


Date: November 14, 2002                 /s/ Deborah C. Wright
                                        -------------------------------------
                                        Deborah C. Wright
                                        President and Chief Executive Officer





Date: November 14, 2002                 /s/ William C. Gray
                                        -------------------------------------
                                        William C. Gray
                                        Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, Deborah C. Wright, President and Chief Executive Officer of Carver Bancorp, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Carver Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Deborah C. Wright
                                        -------------------------------------
                                        Deborah C. Wright
                                        President and
                                        Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, William C. Gray, Senior Vice President and Chief Financial Officer of Carver Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carver Bancorp, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002              /s/William C. Gray
                                      ------------------------------------
                                      William C. Gray
                                      Senior Vice President and
                                      Chief Financial Officer

                                        EXHIBIT 11
                            COMPUTATION OF NET INCOME PER SHARE
                FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                        (Unaudited)
                             (In thousands, except share data)

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                         ----------------------    ----------------------
                                           2002          2001         2002        2001
                                         ---------    ---------    ---------    ---------
Earnings per common share - basic
---------------------------------
Net income                                    $935         $489       $1,809       $1,654
Preferred dividends                            (49)         (49)         (98)         (98)
                                         ---------    ---------    ---------    ---------
Net income - basic                            $886         $440       $1,711       $1,556
                                         ---------    ---------    ---------    ---------

Weighted average common shares
      outstanding - basic                2,291,129    2,276,928    2,289,500    2,280,522
                                         ---------    ---------    ---------    ---------

Earning per common share - basic             $0.39        $0.19        $0.75        $0.68
                                         =========    =========    =========    =========

Earnings per common share - diluted
-----------------------------------
Net income - basic                            $886         $440       $1,711       $1,556
Impact of potential conversion of
     convertible preferred stock
      to common stock                           49           49           98           98
                                         ---------    ---------    ---------    ---------
Net income- diluted                           $935         $489       $1,809       $1,654
                                         =========    =========    =========    =========

Weighted average common shares
      outstanding - basic                2,291,129    2,276,928    2,289,500    2,280,522
Effect of dilutive securities -
convertible preferred stock                208,333      208,333      208,333      208,333
Effect of dilutive securities - options     23,891            -       29,202            -
                                         ---------    ---------    ---------    ---------
Weighted average shares
      outstanding - diluted              2,523,353    2,485,261    2,527,035    2,488,855
                                         =========    =========    =========    =========

Earning per common share-diluted             $0.37        $0.19        $0.72        $0.66
                                         =========    =========    =========    =========

                                  EXHIBIT 99.1
           WRITTEN STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, Deborah C. Wright, is the President and Chief Executive Officer of Carver Bancorp, Inc. (the "Company").


         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report").

         By execution of this statement, I certify that:

          A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

          B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.




November 14, 2002                            /s/ Deborah C. Wright
---------------------------                  ---------------------------
Date                                             Deborah C. Wright

                                  EXHIBIT 99.2
           WRITTEN STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, William C. Gray, is the Senior Vice President and Chief Financial Officer of Carver Bancorp, Inc. (the "Company").


         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report").

         By execution of this statement, I certify that:

         C) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

         D) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.




November 14, 2002                           /s/ William C. Gray
-----------------                           -------------------
Date                                            William C. Gray