Form 10-Q
period 2002-12-31
CARVER BANCORP INC
filed 2003-02-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                                 Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01                           2,296,393
               Class                             Outstanding at January 31, 2003

                                    CONTENTS

                                                                                                                Page

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                         Consolidated Statements of Financial Condition as of
                         December 31, 2002 (unaudited) and March 31, 2002.........................................1

                         Consolidated Statements of Income for the Three Months and Nine Months
                         Ended December 31, 2002 and 2001 (unaudited).............................................2

                         Consolidated Statement of Changes in Stockholders' Equity and
                         Comprehensive Income for the Nine Months Ended December 31, 2002 (unaudited).............3

                         Consolidated Statements of Cash Flows for the Nine Months
                         Ended December 31, 2002 and 2001 (unaudited).............................................4

                         Notes to Consolidated Financial Statements (unaudited)...................................5

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................................................7

        Item 3. Quantitative and Qualitative Disclosure About Market Risk........................................18

        Item 4. Controls and Procedures..........................................................................18

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings...............................................................................18

        Item 2.  Changes in Securities and Use of Proceeds.......................................................19

        Item 3.  Defaults Upon Senior Securities.................................................................19

        Item 4.  Submission of Matters to a Vote of Security Holders.............................................19

        Item 5.  Other Information...............................................................................19

        Item 6.  Exhibits and Reports on Form 8-K................................................................19

SIGNATURES.......................................................................................................20

CERTIFICATIONS...................................................................................................21

EXHIBITS.........................................................................................................23

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                                         December 31,     March 31,
                                                                                                             2002           2002
                                                                                                         ------------     ---------
ASSETS                                                                                                   (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                                                 $  13,054       $  13,751
  Federal Funds sold                                                                                         11,400          21,100
                                                                                                          ---------       ---------
       Total cash and cash equivalents                                                                       24,454          34,851
                                                                                                          ---------       ---------
Securities:
  Available-for-sale, at fair value (including pledged as collateral of
    $95,836 at December 31, 2002 and $76,720 at March 31, 2002)                                             111,310          89,821
  Held-to-maturity, at amortized cost (including pledged as collateral of
    $38,644 at December 31, 2002 and $15,549 at March 31, 2002; fair value
    of $39,460 at December 31, 2002 and $15,716 at March 31, 2002)                                           39,193          15,643
                                                                                                          ---------       ---------
       Total securities                                                                                     150,503         105,464
                                                                                                          ---------       ---------
Loans receivable:
  Real estate mortgage loans                                                                                289,981         291,510
  Consumer and commercial business loans                                                                      2,221           2,328
  Allowance for loan losses                                                                                  (4,133)         (4,128)
                                                                                                          ---------       ---------
       Total loans receivable, net                                                                          288,069         289,710
                                                                                                          ---------       ---------
Office properties and equipment, net                                                                         10,269          10,251
Federal Home Loan Bank of New York ("FHLB-NY") stock, at cost                                                 5,002           3,763
Accrued interest receivable                                                                                   2,763           2,804
Identifiable intangible assets, net                                                                             231             391
Other assets                                                                                                  3,098           3,072
                                                                                                          ---------       ---------
       Total assets                                                                                       $ 484,389       $ 450,306
                                                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                                                $ 334,666       $ 324,954
  Advances from the FHLB-NY and other borrowed money                                                        100,297          75,651
  Other liabilities                                                                                           9,568          12,959
                                                                                                          ---------       ---------
       Total liabilities                                                                                    444,531         413,564
                                                                                                          ---------       ---------
Stockholders' equity:
  Preferred stock (par value $0.01 per share; 1,000,000
     shares authorized; 100,000 issued and outstanding)                                                           1               1
  Common stock (par value $0.01 per share: 5,000,000 shares authorized; 2,316,358 shares issued;
   2,295,731 and 2,300,869 shares outstanding at December 31, 2002 and March 31, 2002 respectively)              23              23
  Additional paid-in capital                                                                                 23,776          23,756
  Retained earnings                                                                                          15,755          13,194
  Unallocated common stock  held by employee stock ownership plan ("ESOP")                                      (15)           (152)
  Unamortized awards of common stock under  management recognition plan ("MRP")                                 (15)            (58)
  Treasury stock, at cost (20,627 shares at December 31, 2002 and 15,489 shares at March 31, 2002)             (202)           (138)
  Accumulated other comprehensive income                                                                        535             116
                                                                                                          ---------       ---------
       Total stockholders' equity                                                                            39,858          36,742
                                                                                                          ---------       ---------
  Total liabilities and stockholders' equity                                                              $ 484,389       $ 450,306
                                                                                                          =========       =========

See accompanying notes to consolidated financial statements.

                    CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                                                              Three Months Ended             Nine Months Ended
                                                                                  December 31,                  December 31,
                                                                                  ------------                  ------------
                                                                              2002           2001            2002            2001
                                                                              ----           ----            ----            ----
Interest Income:
   Loans                                                                     $5,157         $5,801         $15,794         $ 16,946
   Mortgage-backed securities                                                 1,132            678           2,995            1,975
   Investment securities                                                        409            635           1,198            1,925
   Federal funds sold                                                            79             48             266              389
                                                                             ------         ------         -------         --------
     Total interest income                                                    6,777          7,162          20,253           21,235
                                                                             ------         ------         -------         --------

Interest expense:
   Deposits                                                                   1,373          2,112           4,443            6,422
   Advances and other borrowed money                                            846            847           2,324            3,157
                                                                             ------         ------         -------         --------
     Total interest expense                                                   2,219          2,959           6,767            9,579
                                                                             ------         ------         -------         --------
     Net interest income                                                      4,558          4,203          13,486           11,656
Provision for loan losses                                                        --            225              --              675
                                                                             ------         ------         -------         --------
     Net interest income after provision for loan losses                      4,558          3,978          13,486           10,981
                                                                             ------         ------         -------         --------

Non-interest income: (1)
   Depository fees and charges                                                  483            406           1,344            1,136
   Loan fees and service charges                                                266            171           1,069              438
   Gain on sale of investments                                                   --          1,399              --            1,399
   Income from sale of branches                                                  --             --              --              987
   Loss from sale of loans                                                       --             --              --             (101)
   Other                                                                          2              1               7               13
                                                                             ------         ------         -------         --------
      Total non-interest income                                                 751          1,977           2,420            3,872
                                                                             ------         ------         -------         --------

Non-interest expense: (1)
   Compensation and benefits                                                  1,542          1,831           4,805            4,852
   Net occupancy expense                                                        296            310             953              961
   Equipment                                                                    403            404           1,175            1,159
   Other                                                                      1,314          1,291           3,898            3,721
                                                                             ------         ------         -------         --------
      Total non-interest expense                                              3,555          3,836          10,831           10,693
                                                                             ------         ------         -------         --------
      Income before income taxes                                              1,754          2,119           5,075            4,160
Income taxes                                                                    807            402           2,318              790
                                                                             ------         ------         -------         --------
      Net income                                                             $  947         $1,717         $ 2,757         $  3,370
                                                                             ======         ======         =======         ========

Dividends applicable to preferred stock                                      $   49         $   49         $   148         $    148
                                                                             ------         ------         -------         --------

      Net income available to common stockholders                            $  898         $1,668         $ 2,609         $  3,222
                                                                             ======         ======         =======         ========

Earnings per common share:
       Basic                                                                 $ 0.39         $ 0.73         $  1.14         $   1.41
                                                                             ======         ======         =======         ========
       Diluted                                                               $ 0.38         $ 0.69         $  1.09         $   1.35
                                                                             ======         ======         =======         ========

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

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                                  ADDITIONAL
                                       PREFERRED     COMMON        PAID-IN        RETAINED
                                         STOCK       STOCK         CAPITAL        EARNINGS
                                       ---------     -----        ----------      --------
Balance-March 31, 2002                   $   1       $   23        $23,756        $ 13,194

Comprehensive income:
    Net Income for the period
    ended December 31, 2002                 --           --             --           2,757
    Change in net unrealized gain on
    securities, net of taxes                --           --             --              --
Dividends paid                              --           --             --            (196)
Treasury stock activity                     --           --             --              --
Allocation of ESOP stock                    --           --             20              --
Allocation of shares for MRP                --           --             --              --
                                         -----       ------        -------        --------
Balance-December 31, 2002                $   1       $   23        $23,776        $ 15,755
                                         =====       ======        =======        ========

                                                    ACCUMULATED        COMMON      COMMON      TOTAL
                                                       OTHER            STOCK      STOCK       STOCK-
                                       TREASURY    COMPREHENSIVE      ACQUIRED    ACQUIRED    HOLDERS'
                                         STOCK        INCOME           BY ESOP     BY MRP      EQUITY
                                       --------    -------------      --------    --------    --------
Balance-March 31, 2002                   ($138)        $116            ($152)      ($58)      $ 36,742

Comprehensive income:
    Net Income for the period
    ended December 31, 2002                 --           --               --         --          2,757
    Change in net unrealized gain on
    securities, net of taxes                --          419               --         --            419
Dividends paid                              --           --               --         --           (196)
Treasury stock activity                    (64)          --               --         --            (64)
Allocation of ESOP stock                    --           --              137         --            157
Allocation of shares for MRP                --           --               --         43             43
                                         -----         ----            -----       ----       --------
Balance-December 31, 2002                ($202)        $535            ($ 15)      ($15)      $ 39,858
                                         =====         ====            =====       ====       ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Nine Months Ended December 31,
                                                                              ------------------------------
                                                                                  2002             2001
                                                                                  ----             ----
Cash flows from operating activities:
  Net income                                                                     $  2,757       $   3,370
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                         --             675
     ESOP and MRP expense                                                             213             124
     Depreciation and amortization expense                                            904             867
     Amortization of intangibles                                                      160             159
     Other amortization (accretion)                                                   618            (229)
     Gain on sale of branches                                                          --            (987)
     Gain on sale of securities                                                        --          (1,399)
     Impairment of foreclosed real estate                                              --              20
     Net gain on foreclosed real estate                                                --             (77)
     Changes in assets and liabilities:
       Decrease (Increase) in accrued interest receivable                              41            (328)
       Increase in other assets                                                       (26)           (399)
       (Decrease) increase in other liabilities                                    (3,590)          2,103
       Increase in accrued interest payable                                           240              --
                                                                                 --------       ---------
          Net cash provided by operating activities                                 1,317           3,899
                                                                                 --------       ---------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                           (64,786)        (92,922)
     Held-to-maturity                                                              (4,152)        (34,035)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                            19,475         107,675
     Held-to-maturity                                                               3,963           8,336
  Disbursements for loan originations                                             (37,508)        (46,200)
  Loans purchased from third parties                                              (34,591)        (45,200)
  Principal collections on loans                                                   72,113          68,108
  (Purchase) sale of FHLB-NY stock                                                 (1,239)              4
  Proceeds from loans sold                                                          1,913              --
  Proceeds from sale of fixed assets                                                   --             570
  Proceeds from sale of other real estate owned                                        --             533
  Additions to premises and equipment                                                (965)         (1,166)
                                                                                 --------       ---------
          Net cash used in investing activities                                   (45,777)        (34,297)
                                                                                 --------       ---------
Cash flows from financing activities:
  Net increase in deposits                                                          9,712          63,029
  Repayment of  securities repurchase agreements                                       --          (4,930)
  Advances from FHLB-NY and other borrowed money                                   40,300         291,348
  Repayment of FHLB-NY advances and other borrowed money                          (15,654)       (313,317)
  Purchase of treasury stock                                                          (99)            (99)
  Cash paid to fund sale of deposits                                                   --         (15,802)
  Dividends paid                                                                     (196)           (196)
                                                                                 --------       ---------
          Net cash provided by financing activities                                34,063          20,033
                                                                                 --------       ---------
Net decrease in cash and cash equivalents                                         (10,397)        (10,365)
Cash and cash equivalents at beginning of the period                               34,851          31,758
                                                                                 --------       ---------
Cash and cash equivalents at end of  the period                                  $ 24,454       $  21,393
                                                                                 ========       =========

Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of held-to-maturity
       investments, net                                                          $    467       $      --

Cash paid for-
  Interest paid                                                                     6,538          10,194
  Income taxes paid                                                                 2,686             290
                                                                                 ========       =========

See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K/A, for the year ended March 31, 2002 ("2002 10-K/A"). The consolidated results of operations and other data for the nine-month period ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003 ("fiscal 2003"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation which is inactive, and the Bank's wholly owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp. The Holding Company and its consolidated subsidiaries are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2)   NET INCOME PER COMMON SHARE

      Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (e.g., convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the nine-month periods ended December 31, 2002 and 2001, preferred dividends of $148,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the nine-month periods ended December 31, 2002 and 2001, 208,333 shares of common stock potentially issuable from the conversion of preferred stock and 24,068 shares of common stock at December 31, 2002 potentially issuable from the exercise stock options with an exercise price that is less than the average market price of the common shares for the nine-months ended December 31, 2002 were considered in determining the diluted net income per common share.

(3)   RECENT ACCOUNTING PRONOUNCEMENTS

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

      FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

      The Company will adopt the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. As of December 31, 2002 the Company maintains one letter of credit in the amount of $1.9 million and therefore management does not anticipate that the adoption of this interpretation will have a significant effect on the Company's earnings or financial position.

Acquisitions of Certain Financial Institutions

      In October 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 are effective October 1, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's earnings or financial position.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

      This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "could," "planned," "estimated," "potential" and similar terms and phrases. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, the Company's success in implementing its initiatives, including expanding its product line, successfully opening new ATM centers, successfully rebranding its image and achieving greater operating efficiencies; changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and non-interest income; general economic conditions which could affect the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses as well as other factors discussed in documents filed by the Company with the SEC from time to time. The Company undertakes no obligation to update any such forward-looking statements at any time.

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

Comparison of Financial Condition at
December 31, 2002 and March 31, 2002

Assets

      Total assets increased by $34.1 million, or 7.6%, to $484.4 million at December 31, 2002 compared to $450.3 million at March 31, 2002. The change was primarily attributable to an increase of $45.0 million in securities partially offset by a decrease of $10.4 million in cash and cash equivalents and $1.6 million in total loans receivable, net.

      The balance in cash and cash equivalents for the nine-month period decreased $10.4 million from that of March 31, 2002. This was due to the utilization of excess liquid assets created by higher than expected mortgage loan and mortgage-backed security repayments. The Bank invested its lower yielding excess liquid assets in the origination and purchase of mortgage loans and the purchase of mortgage-backed securities.

      As of April 1, 2001, the Bank adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") at which time it transferred $45.7 million of mortgage-backed and investment securities from held-to-maturity to available-for-sale. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of managements intention to hold these securities in portfolio until maturity. A related unrealized gain of $467,000 as of December 31, 2002 continues to be reported as a separate component of stockholders' equity and is amortized over the remaining lives of the securities as an adjustment to yield.

      Due to the lower interest rate environment, mortgage loan payoffs in excess of new loans resulted in a decrease of $1.6 million in total loans receivable, net, during the first nine months of fiscal 2003. Loan repayments were $72.1 million, offset in part by loan originations of $37.5 million and loan purchases of $34.6 million during the nine-month period. Loan originations and purchases were concentrated in multifamily and commercial real estate mortgage loans, which accounted for $62.4 million of the $72.1 million originated and purchased during the period. The remaining originations of $9.7 million were for construction loans and one- to four-family loans. The $45.0 million increase in investment securities primarily represents purchases of $68.9 million partially offset by maturities of $11.0 million and principal repayments of $12.4 million that occurred during the first nine months of fiscal 2003. Management will continue to evaluate the balance of earning assets allocated to loan originations and purchases as well as additional purchases of mortgage-backed securities while continuing to assess yields and economic risk.

      FHLB-NY stock increased $1.2 million due to the Bank borrowing additional funds from the FHLB-NY. The FHLB-NY requires the Bank to purchase and maintain shares of its stock based on the Bank's outstanding borrowing balance.

Liabilities and Stockholders' Equity

      Liabilities

      At December 31, 2002, total liabilities increased by $31.0 million, or 7.5%, to $444.5 million compared to $413.6 million at March 31, 2002. The increase in liabilities primarily reflects an increase of $24.6 million in advances from the FHLB-NY and other borrowed money, and an increase of $9.7 million in deposits offset in part by a decrease of $3.4 million in other liabilities.

      The $9.7 million increase in deposit balances is primarily attributable to increases of $6.8 million in certificates of deposit, $5.0 million of which was an individual government deposit, $3.5 million in money market accounts, and $956,000 in NOW accounts partially offset by a decrease of $1.6 million in regular savings and club accounts.

      Stockholders' Equity

      Total stockholders' equity increased $3.1 million, or 8.5%, to $39.9 million at December 31, 2002 compared to $36.7 million at March 31, 2002. The increase in stockholders' equity was primarily attributable to a $2.6 million increase in retained earnings for the nine months ended December 31, 2002 and an increase of $419,000 in accumulated other comprehensive income resulting from the recognition of unrealized gains, net of taxes, relating to certain investment and mortgage-backed securities. Investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment to stockholders' equity, net of taxes.

      During the second quarter ended September 30, 2002, the Holding Company purchased 9,100 shares of its common stock in open market transactions at an average price of $11.01 per share as part of its repurchase program announced on August 6, 2002. During the quarter ended December 31, 2002 the Company did not purchase any additional shares of its common stock. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

Liquidity and Capital Resources

      Liquidity is a measure of the Bank's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts and increases in its loan and investment portfolio. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. During fiscal 2002, the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During the first six months of fiscal 2003 the federal funds rate was unchanged and in the third quarter of fiscal 2003 the federal funds rate was reduced an additional 50 basis points. The increase in loan and securities repayments was primarily the result of the increase in mortgage loan refinancing activity caused by this lower interest rate environment.

      The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2002, total cash and cash equivalents decreased by $10.4 million. Net cash provided by operating activities during this period was $1.3 million, primarily representing a decrease in other liabilities, offset by depreciation and amortization expense, other amortization or accretion and an increase in accrued interest payable. Net cash used in investing activities was $45.8 million, primarily representing the net proceeds from principal payments, maturities and calls of securities available-for-sale and held-to-maturity and principal collections on loans, offset in part by disbursements made for the origination and purchase of loans and the purchase of securities. Net cash provided by financing activities was $34.1 million, primarily representing a net increase of $24.6 million in advances from the FHLB-NY and an increase in deposits of $9.7 million.

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

The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of December 31, 2002. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank faces is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its fifteen-year and thirty-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

      The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At December 31, 2002, the Bank exceeded all regulatory minimum capital requirements and qualified as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at December 31, 2002.

                               REGULATORY CAPITAL
                             As of December 31, 2002

                                                              Amount   % of Assets
                                                              ------   -----------
Total capital (to risk-weighted assets):
Capital level                                                $42,282      13.98%
Less requirement                                              24,202       8.00
                                                             -------      -----
Excess                                                       $18,080       5.98%
                                                             =======      =====

Tier 1 capital (to risk-weighted assets):
Capital level                                                $38,496      12.72%
Less requirement                                              12,101       4.00
                                                             -------      -----
Excess                                                       $26,395       8.72%
                                                             =======      =====

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                                $38,496       7.96%
Less requirement                                              19,353       4.00
                                                             -------      -----
Excess                                                       $19,143       3.96%
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

                                                                              Three months ended December 31,
                                                     -------------------------------------------------------------------------------
                                                                    2002                                       2001
                                                     ----------------------------------------    -----------------------------------
                                                      Average                Annualized  Avg.    Average             Annualized Avg.
                                                      Balance     Interest      Yield/Cost       Balance   Interest    Yield/Cost
                                                     --------     --------   ----------------   ---------  --------  ---------------
                                                                                 (Dollars in thousands)
Loans receivable (1)                                 $278,626      $5,157          7.40%         $312,526   $5,801       7.42%
Investment securities (2)                              36,881         409          4.43%           39,621      635       6.41%
Mortgage-backed securities                            103,322       1,132          4.38%           49,274      678       5.50%
Federal funds                                          22,598          79          1.39%            8,939       48       2.15%
                                                     --------      ------          ----          --------   ------       ----
Total interest earning assets                         441,427       6,777          6.14%          410,360    7,162       6.98%
Non-interest earning assets                            29,823                                      28,392
                                                     --------                                    --------
Total assets                                         $471,250                                    $438,752
                                                     ========                                    ========

Liabilities and Equity
Deposits
NOW                                                  $ 17,019      $   24          0.56%         $ 17,051   $   58       1.36%
Savings and clubs                                     125,655         331          1.05%          123,120      513       1.67%
Money market accounts                                  16,357          45          1.10%           16,249       65       1.60%
Certificates of deposit                               157,972         973          2.46%          154,021    1,476       3.83%
                                                     --------      ------          ----          --------   ------       ----
Total deposits                                        317,003       1,373          1.73%          310,441    2,112       2.72%
Borrowed money                                         90,763         846          3.73%           72,449      847       4.68%
                                                     --------      ------          ----          --------   ------       ----
Total interest-bearing liabilities                    407,766       2,219          2.18%          382,890    2,959       3.09%
Non-interest-bearing liabilities                       25,052                                      21,356
                                                     --------                                    --------
Total liabilities                                     432,818                                     404,246
Stockholders' equity                                   38,432                                      34,507
                                                     --------                                    --------
Total liabilities and stockholders' equity           $471,250                                    $438,752
                                                     ========      ------                        ========   ------

Net interest income                                                $4,558                                   $4,203
                                                                   ======                                   ======
Interest rate spread                                                               3.96%                                 3.89%
                                                                                   ====                                  ====

Net interest margin                                                                4.13%                                 4.10%
                                                                                   ====                                  ====

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                            1.08x                                    1.07x
                                                                   ======                                   ======

(1)   Includes non-accrual loans.

(2)   Includes FHLB-NY stock.

                                                                                    Nine months ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                        2002                                     2001
                                                       --------------------------------------    -----------------------------------
                                                       Average                Annualized Avg.    Average             Annualized Avg.
Assets                                                 Balance     Interest     Yield/Cost       Balance   Interest    Yield/Cost
                                                       -------     --------   ---------------    -------   --------  ---------------
                                                                                   (Dollars in thousands)
Loans receivable (1)                                  $280,695     $15,794         7.50%        $296,745   $16,946       7.61%
Investment securities (2)                               36,322       1,198         4.40%          39,190     1,925       6.55%
Mortgage-backed securities                              82,216       2,995         4.86%          44,824     1,975       5.87%
Federal funds                                           22,322         266         1.59%          14,952       389       3.47%
                                                      --------     -------         ----         --------   -------       ----
Total interest-earning assets                          421,555      20,253         6.41%         395,711    21,235       7.16%
Non-interest-earning assets                             30,259                                    25,246
                                                      --------                                  --------
Total assets                                          $451,814                                  $420,957
                                                      ========                                  ========

Liabilities and Equity
Deposits
NOW                                                    $18,213     $   106         0.78%         $16,690   $   191       1.53%
Savings and clubs                                      127,032       1,146         1.20%         126,595     1,848       1.95%
Money market accounts                                   15,607         140         1.20%          16,305       239       1.95%
Certificates of deposit                                154,122       3,051         2.64%         127,498     4,144       4.33%
                                                      --------     -------         ----         --------   -------       ----
Total deposits                                         314,974       4,443         1.88%         287,088     6,422       2.98%
Borrowed money                                          74,360       2,324         4.17%          80,333     3,157       5.24%
                                                      --------     -------         ----         --------   -------       ----
Total interest-bearing liabilities                     389,334       6,767         2.32%         367,421     9,579       3.48%
Non-interest-bearing liabilities                        24,573                                    19,838
                                                      --------                                  --------
Total liabilities                                      413,907                                   387,259
Stockholders' equity                                    37,907                                    33,698
                                                      --------                                  --------
Total liabilities and stockholders' equity            $451,814                                  $420,957
                                                      ========     -------                      ========   -------
Net interest income                                                $13,486                                 $11,656
                                                                   =======                                 =======
Interest rate spread                                                               4.09%                                 3.68%
                                                                                   ====                                  ====

Net interest margin                                                                4.27%                                 3.93%
                                                                                   ====                                  ====

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities.                            1.08x                                   1.08x
                                                                   =======                                 =======

(1)   Includes non-accrual loans.

(2)   Includes FHLB-NY stock.

Comparison of Operating Results for the
Three Months Ended December 31, 2002 and 2001

General

      Net income for the three-month period ended December 31, 2002 was $947,000 compared to net income of $1.7 million for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $898,000, or $0.38 per diluted common share, compared to $1.7 million, or $0.69 per diluted common share, for the corresponding prior year period. Net income available to common stockholders declined $770,000 primarily due to a $1.4 million gain on the sale of investment securities recognized in fiscal 2002, and the Company's fiscal 2003 obligation to begin to accrue for federal taxes. For most of fiscal 2002, the Company utilized a tax loss carryforward and therefore no federal taxes were applied to earnings for the comparable prior year period.

Interest Income

      Interest income decreased by $385,000, or 5.4%, to $6.8 million for the three months ended December 31, 2002 compared to $7.2 million in the corresponding prior year period. Interest income decreased as a result of the current lower interest rate environment compared to the corresponding prior year period. The change in total interest income was attributable to a decrease of 84 basis points in the annualized average yield on interest-earning assets to 6.14% for the three months ended December 31, 2002 compared to 6.98% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $31.1 million, or 7.6%, to $441.4 million for the three months ended December 31, 2002 compared with $410.4 million for the corresponding prior year period.

      Interest income on loans decreased by $644,000, or 11.1%, to $5.2 million for the three months ended December 31, 2002 compared to $5.8 million for the corresponding prior year period. The change was primarily due to a decrease in average mortgage loan balances of $33.9 million, or 10.8%, to $278.6 million from $312.5 million, partially offset by an escalation in the recognition of deferred loan fee income of $72,000 resulting from higher than expected mortgage loan prepayments. Management does not expect this level of deferred loan fee income to continue.

      Interest income on mortgage-backed securities increased by $454,000, or 67.0%, to $1.1 million for the three months ended December 31, 2002 compared to $678,000 for the corresponding prior year period. The change was primarily due to an increase in the average balance of mortgage-backed securities of $54.0 million, or 109.7%, to $103.3 million compared to $49.3 million in the corresponding prior year period, partially offset by a 112 basis point decrease in the annualized average yield on mortgage-backed securities to 4.38% from 5.50% in the corresponding prior year period.

      Interest income on investment securities decreased by $226,000, or 35.6%, to $409,000 for the three months ended December 31, 2002 compared to $635,000 for the corresponding prior year period. Due to the decline in the interest rate environment there was a 199 basis point decrease in the annualized average yield to 4.42% for the three months ended December 31, 2002 compared to 6.41% for the corresponding prior year period. Further contributing to the decrease in interest income on investment securities was a decline in the average balance of investment securities of $2.7 million, or 6.9%, to $36.9 million for the three months ended December 31, 2002 compared to $39.6 million for the corresponding prior year period.

      Interest income on federal funds sold increased by $31,000, or 64.6%, to $79,000 for the three months ended December 31, 2002 compared to $48,000 for the corresponding prior year period. The increase was primarily attributable to an increase in the average balance of federal funds of $13.7 million, or 152.8%, to $22.6 million from $8.9 million for the corresponding prior year period. The increase was partially offset by the annualized yield on federal funds sold which declined 76 basis points to 1.39% for the three months ended December 31, 2002 compared to 2.15% for the corresponding prior year period due to a lower short-term interest rate environment.

Interest Expense

      Total interest expense decreased by $740,000, or 25.0%, to $2.2 million for the three months ended

December 31, 2002 compared to $3.0 million for the corresponding prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of liabilities decreased 91 basis points to 2.18% from 3.09% for the corresponding prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $24.9 million, or 6.5%, to $407.8 million from $382.9 million compared to the corresponding prior year period.

      Interest expense on deposits decreased $739,000, or 35.0%, to $1.4 million for the three months ended December 31, 2002 compared to $2.1 million for the corresponding prior year period. The decrease in interest expense on deposits was due primarily to a 99 basis point decline in the rate paid on deposits to 1.73% for the three months ended December 31, 2002 compared to 2.72% for the corresponding prior year period. This was partially offset by a $6.6 million increase in the average balance of interest-bearing deposits to $317.0 million for the three months ended December 31, 2002 from $310.4 million for the corresponding prior year period.

      Interest expense on advances and other borrowed money remained relatively unchanged at $846,000, for the three months ended December 31, 2002 compared to $847,000 for the corresponding prior year period. This was primarily due to a decrease of 94 basis points in the cost of borrowings to 3.73% from 4.67% for the corresponding prior year period partially offset by an $18.3 million, or 25.3%, increase in the average balance of borrowed money to $90.8 million from $72.4 million.

Net Interest Income Before Provision for Loan Losses

      Net interest income before the provision for loan losses increased by $355,000, or 8.4%, to $4.6 million for the three months ended December 31, 2002 compared to $4.2 million for the corresponding prior year period. Total interest income decreased by $385,000 and total interest expense decreased by $740,000 for the three months ended December 31, 2002. The Company's annualized average interest rate spread increased by 7 basis points to 3.96% for the three months ended December 31, 2002 compared to 3.89% for the corresponding prior year period.

Provision for Loan Losses and Asset Quality

      The Company did not provide for additional loan loss reserves for the three months ended December 31, 2002 compared to $225,000 for the corresponding prior year period. The provision for loan losses was not increased during the three-month period as the Company considers the overall reserve for loan losses to be adequate at December 31, 2002 as explained below. During the third quarter of fiscal 2003, Carver recorded net loan charge-offs of $39,000 compared to $104,000 for the corresponding prior year period. At December 31, 2002, the Bank's allowance for loan losses at $4.1 million remained substantially unchanged from March 31, 2002.

      At December 31, 2002, non-performing loans totaled $2.3 million, or 0.81% of total loans, compared to $2.8 million, or 0.96% of total loans, at March 31, 2002, a decrease of $481,000 or 17.0%. The reduction in non-performing loans improved the ratio of the allowance for loan losses to non-performing loans to 176.1% at December 31, 2002 compared to 146.0% at March 31, 2002. The ratio of the allowance for loan losses to total loans was unchanged at 1.41% compared to March 31, 2002.

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

Non-Interest Income

      Total non-interest income, excluding a gain of $1.4 million on the sale of investment securities in the third quarter of fiscal 2002, increased $173,000, or 29.9%, to $751,000 for the three-month period ended December 31, 2002 compared to $578,000 for the corresponding prior year period. The change was primarily attributable to a net increase in depository fee income of $77,000 and an increase in loan fees and service charges of $95,000. The increase in depository fees can be attributed to increased ATM fees and a restructuring of banking fees during the second quarter of fiscal 2003. Loan fees and service charges increased as a result of the recognition of higher mortgage prepayment penalties, including $71,000 received from one loan during the quarter, and a restructuring of the Bank's loan fees in the second quarter of fiscal 2003. Non-interest income represented 14.1% of operating income (net interest income plus non-interest income, excluding any non-recurring gain and loss) for the third quarter of fiscal 2003 compared with 12.1% for the corresponding prior year period.

Non-Interest Expense

      Total non-interest expense decreased $281,000, or 7.3%, to $3.6 million for the quarter ended December 31, 2002 compared to $3.8 million for the corresponding prior year period. The decrease was primarily attributable to a decline in compensation and benefits expense. Occupancy and other expenses further contributed to the decline in non-interest expense, partially offset by an increase in other non-interest expense consisting primarily of marketing and advertising expenses. Compensation and employee benefits decreased $295,000 to $1.5 million for the quarter ended December 31, 2002 compared to $1.8 million for the corresponding prior year period. This decrease is primarily attributable to compensation and benefits expenses recognized in the third quarter of fiscal 2002 for severance payments and annual compensation plans that to date have not been incurred in this fiscal year partially offset by higher salary expenses.

Income Tax Expense

      In comparison to the corresponding prior year period, the Company has fully utilized its tax loss carryforward resulting from prior period losses and is now accruing for federal taxes. For the three-month period ended December 31, 2002, estimated Federal, New York State and New York City income tax expense was $807,000.

      For the three-month period ended December 31, 2001, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes were payable for the period. The accrual for taxes of $402,000 for the three-months ended December 31, 2001 represents an estimate of New York State and New York City income taxes only.

Comparison of Operating Results for the
Nine Months Ended December 31, 2002 and 2001

General

      The Company reported net income for the nine-month period ended December 31, 2002 of $2.8 million compared to net income of $3.4 million for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $2.6 million, or $1.09 per diluted common share, compared to $3.2 million, or $1.35 per diluted common share, for the corresponding prior year period. Income for the nine-months ended December 31, 2001 includes non-recurring non-interest income of approximately $2.3 million which includes a gain of $1.4 million recognized from the sale of investment securities, $987,000 realized on the sale of deposits of the Bank's East New York branch offset in part by a loss of $101,000 from the sale of the Bank's automobile loan portfolio. Additionally, for most of fiscal 2002, the Company was able to utilize its tax loss carryforward, which eliminated the Company's federal tax liability.

Interest Income

      Interest income decreased by $982,000, or 4.6%, to $20.3 million for the nine months ended December 31, 2002 compared to $21.2 million in the corresponding prior year period. The decrease in interest income is due to a lower interest rate environment during the nine-month period ended December 31, 2002 compared to the corresponding prior year period. The change in total interest income was attributable to a decrease of 75 basis points in the annualized average yield on interest-earning assets to 6.41% for the nine months ended December 31, 2002 compared to 7.16% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $25.8 million, or 6.5%, to $421.6 million for the nine months ended December 31, 2002 compared with $395.7 million for the corresponding prior year period.

      Interest income on loans decreased by $1.2 million, or 6.8%, to $15.8 million for the nine months ended December 31, 2002 compared to $16.9 million for the corresponding prior year period. The change was due to a decline in average mortgage loan balances of $16.1 million, or 5.4%, to $280.7 million for the nine months ending December 31, 2002 compared to $296.7 million for the corresponding prior year period. Adding to the decline in interest income was a decrease in the annualized average yield on mortgage loans to 7.50% compared to 7.61% for the nine months ended December 31, 2001. The decrease in interest income was partially offset by an acceleration in the recognition of deferred loan fees of $284,000 resulting from higher than anticipated mortgage loan prepayments.

      Interest income on mortgage-backed securities increased by $1.0 million, or 51.6%, to $3.0 million for the nine months ended December 31, 2002 compared to $2.0 million for the corresponding prior year period. The change was primarily due to an increase in the average balance of mortgage-backed securities of $37.4 million, or 83.4%, to $82.2 million for the nine months ended December 31, 2002 compared to $44.8 million for the corresponding prior year period, partially offset by a decrease in the annualized average yield on mortgage-backed securities of 101 basis points to 4.86% from 5.87% during the same period.

      Interest income on investment securities decreased by $727,000, or 37.8%, to $1.2 million for the nine months ended December 31, 2002 compared to $1.9 million for the corresponding prior year period. The decline was primarily due to a 215 basis point decrease in the annualized average yield to 4.40% for the nine months ended December 31, 2002 compared to 6.55% for the corresponding prior year period. In addition, the balance of average investment securities decreased by $2.9 million, or 7.3%, to $36.3 million for the nine months ended December 31, 2002 compared to $39.2 million for the corresponding prior year period.

      Interest income on federal funds sold decreased by $123,000, or 31.6%, to $266,000 for the nine months ended December 31, 2002 compared to $389,000 for the corresponding prior year period. The annualized yield on federal funds sold declined 188 basis points to 1.59% for the nine months ended December 31, 2002 compared to 3.47% for the corresponding prior year period due to a lower short-term interest rate environment. The decrease was partially offset by an increase in the average balance of federal funds of $7.4 million, or 49.3%, to $22.3 million from $15.0 million for the corresponding prior year period.

Interest Expense

      Total interest expense decreased by $2.8 million, or 29.4%, to $6.8 million for the nine months ended December 31, 2002 compared to $9.6 million for the corresponding prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of interest-bearing liabilities decreased 116 basis points to 2.32% from 3.48% for the corresponding prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $21.9 million, or 6.0%, to $389.3 million from $367.4 million compared to the corresponding prior year period.

      Interest expense on deposits decreased $2.0 million, or 30.8%, to $4.4 million for the nine months ended December 31, 2002 compared to $6.4 million for the corresponding prior year period. The decrease in interest expense on deposits was due primarily to a 110 basis point decline in the rate paid on deposits to 1.88% for the nine months ended December 31, 2002 compared to 2.98% for the corresponding prior year period. This was partially offset by a $27.9 million increase in the average balance of interest-bearing deposits to $315.0 million from $287.1 million for the corresponding prior year period.

      Interest expense on advances and other borrowed money decreased $833,000, or 26.4%, to $2.3 million for the nine months ended December 31, 2002 compared to $3.2 million for the corresponding prior year period. This decrease in interest expense was primarily due to a $6.0 million, or 7.4%, decline in the average balance of borrowed money to $74.4 million from $80.3 million coupled with a decrease of 107 basis points in the cost of borrowings to 4.17% from 5.24% for the corresponding prior year period.

Net Interest Income Before Provision for Loan Losses

      Net interest income before the provision for loan losses increased by $1.8 million, or 15.7%, to $13.5 million for the nine months ended December 31, 2002 compared to $11.7 million for the corresponding prior year period. Total interest income decreased by $982,000 while total interest expense decreased by $2.8 million for the nine months ended December 31, 2002. The Company's annualized average interest rate spread increased by 41 basis points to 4.09% for the nine months ended December 31, 2002 compared to 3.68% for the corresponding prior year period.

Provision for Loan Losses and Asset Quality

      The Company did not provide for additional loan losses for the nine months ended December 31, 2002, compared to $675,000 for the corresponding prior year period. The provision for loan losses was not increased during the nine-month period due to the current credit quality of the loan portfolio and an overall reserve that the Company believes to be adequate at December 31, 2002 as explained below. During the first nine months of fiscal 2003, Carver applied net loan recoveries of $5,000 to the allowance for loan losses compared to net loan charge-offs of $262,000 for the corresponding prior year period. At December 31, 2002, the Bank's allowance for loan losses at $4.1 million remained substantially unchanged from March 31, 2002.

      At December 31, 2002, non-performing loans totaled $2.3 million, or 0.81% of total loans, compared to non-performing loans of $2.8 million, or 0.96% of total loans, at March 31, 2002, a decrease of $481,000 or 17.0%. The reduction in non-performing loans improved the ratio of the allowance for loan losses to non-performing loans to 176.1% at December 31, 2002 compared to 146.0% at March 31, 2002. The ratio of the allowance for loan losses to total loans at December 31, 2002 was unchanged at 1.41% compared to March 31, 2001.

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

Non-Interest Income

      Total non-interest income decreased $1.5 million, or 37.5%, to $2.4 million for the nine-month period ended December 31, 2002 compared to $3.9 million for the corresponding prior year period. The change was primarily attributable to a net decrease in non-recurring income of $2.3 million for the nine-month period ended December 31, 2002, partially offset by a net increase in depository and loan fees. The non-recurring income of $2.3 million for the nine months ended December 31, 2001 represented a gain on the sale of investment securities of $1.4 million, a gain of $987,000 on the sale of the Bank's East New York branch offset in part by a loss of $101,000 on the sale of the Bank's automobile loan portfolio.

      Non-interest income, excluding non-recurring items, increased $833,000, or 52.5%, to $2.4 million for the nine-month period ended December 31, 2002 compared to $1.6 million for the corresponding prior year period, primarily attributable to an increase in loan fees and service charges that resulted from the recognition of substantially higher mortgage prepayment penalties and increases in loan origination, ATM and other depository fees as discussed in the quarterly results. Mortgage prepayment penalty income was greater due to significantly higher than usually experienced penalties of approximately $361,000 received from three loans. Excluding the non-recurring gain and loss, non-interest income represented 15.2% of operating income (net interest income plus non-interest income, excluding the non-recurring gain and loss) for the nine-month period ended December 31, 2002 compared with 12.6% for the corresponding prior year period.

Non-Interest Expense

      Total non-interest expense increased $138,000, or 1.3%, to $10.8 million for the nine months ended December 31, 2002 compared to $10.7 million for the corresponding prior year period. The increase was primarily attributable to other expenses, consisting primarily of consulting fees and marketing and advertising expenses. Salaries and employee benefits decreased $47,000 to $4.8 million for the nine months ended December 31, 2002 compared to $4.9 million for the corresponding period last year. The decrease in compensation and benefits is primarily attributable to expenses recognized in the third quarter of fiscal 2002 for severance payments and annual compensation plans that to date have not been incurred in this fiscal year. Marketing and advertising expenses increased by $78,000 to $579,000 for the nine-month period ended December 31, 2002 compared to $501,000 for the corresponding prior year period. The increase in marketing and advertising expenses is primarily attributable to the launch of the Company's new brand image, as well as the introduction of its new online banking and debit card products.

Income Tax Expense

      In comparison to the prior year period, the Company has fully utilized its tax loss carryforward resulting from prior period losses and is now accruing for federal taxes. For the nine-month period ended December 31, 2002, estimated Federal, New York State and New York City income tax expense was $2.3 million.

      For the nine-month period ended December 31, 2001, the Company applied a federal tax loss carryforward resulting from prior period losses and therefore no federal income taxes were payable for the period. The accrual for taxes of $790,000 for the nine months ended December 31, 2001 represents an estimate of New York State and New York City income taxes only.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Quantitative and qualitative disclosure about market risk is presented at March 31, 2002 in Item 7 of the Company's 2002 10-K/A, as filed with the SEC. The Company believes that there have been no material changes in the Company's market risk at December 31, 2002 compared to March 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our audited consolidated financial statements in Carver's 2002 10-K/A as filed with the SEC and Item 1 of Part II of Carver's Form 10-Q for the quarterly period ended September 30, 2002. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2002 10-K/A and the Form 10-Q for the quarterly period ended September 30, 2002.

      On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark"), the former President and CEO of Carver Federal, filed suit against Carver Federal and certain individual defendants in the Supreme Court of the State of New York, County of New York (the "Clark Action"), claiming that the defendants should have been forced to obtain approval from the OTS to pay severance benefits that Clark believed Carver owed him under an employment agreement. Clark sought injunctive relief and asserted claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, the defendants moved to dismiss the compliant in its entirety and, on

November 27, 2001, the court dismissed the breach of contract claim against the individual defendants and the equitable estoppel and estoppel by contract claims against all defendants. Carver Federal appealed the lower court's failure to dismiss the breach of contract claim against Carver Federal. On September 26, 2002, the Appellate Division of the Supreme Court reversed the lower court and granted Carver Federal's motion in its entirety. On September 30, 2002, a Notice of Entry of the Appellate Division's decision was filed with the court and on October 30, 2002 judgment was entered in favor of Carver Federal and the individual defendants dismissing the Clark Action as to all defendants. Clark cannot appeal the Appellate Division's decision or the judgment as of right. Clark's time to move for permission to appeal has run.

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

                                         CARVER BANCORP, INC.


Date: February 14, 2003                  /s/ Deborah C. Wright
                                         ---------------------------------------
                                         Deborah C. Wright
                                         President and Chief Executive Officer


Date: February 14, 2003                  /s/ William C. Gray
                                         ---------------------------------------
                                         William C. Gray
                                         Senior Vice President and Chief
                                         Financial Officer

                                 CERTIFICATIONS

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: February 14, 2003                           /s/ Deborah C. Wright
      -----------------                           -----------------------
                                                  Deborah C. Wright
                                                  President and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: February 14, 2003                                /s/ William C. Gray
      -----------------                                -------------------------
                                                       William C. Gray
                                                       Senior Vice President and
                                                       Chief Financial Officer