Form 10-K
period 2003-03-31
CARVER BANCORP INC
filed 2003-06-30
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
/ /  Yes    /X/  No

    As of May 31, 2003, there were 2,286,133 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $15.30 per share of the registrant's common stock on May 31, 2003) was approximately $35.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2003 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                              CARVER BANCORP, INC.
                         2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

     Part I                                                                                        Page
     ------                                                                                        ----
     Item 1.     Business........................................................................    2
     Item 2.     Properties......................................................................   28
     Item 3.     Legal Proceedings...............................................................   28
     Item 4.     Submission of Matters to a Vote of Security Holders.............................   30

     Part II
     -------

     Item 5.     Market for Carver Bancorp, Inc. Common
                   Equity and Related Stockholder Matters........................................   31
     Item 6.     Selected Financial Data.........................................................   32
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................   33
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......................   44
     Item 8.     Financial Statements and Supplementary Data.....................................   45
     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...........................................   77

     Part III
     --------

     Item 10.    Directors and Executive Officers of Carver Bancorp, Inc.........................   77
     Item 11.    Executive Compensation..........................................................   77
     Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters................................   77
     Item 13.    Certain Relationships and Related Transactions..................................   77
     Item 14.    Controls and Procedures.........................................................   77

     Part IV
     -------

     Item 15.    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K......................................................................   78

     SIGNATURES  ................................................................................   79

     CERTIFICATIONS..............................................................................   80

     EXHIBIT INDEX...............................................................................  E-1

                           FORWARD-LOOKING STATEMENTS

         Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "could," "planned," "estimated," "potential" and similar terms and phrases. These forward-looking statements consist of estimates with respect to the financial condition, results of operations and business of the Company (as defined below) that are subject to various risks and uncertainties which could cause actual results to differ materially from these estimates due to a number of factors. Factors which could result in material variations include, but are not limited to, the Company's success in implementing its initiatives, including expanding its product line, successfully rebranding its image and achieving greater operating efficiencies; changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and non-interest income; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; the ability of the Company to realize cost efficiencies; and general economic conditions which could affect the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I


ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

CARVER BANCORP, INC.

         Carver Bancorp, Inc., a Delaware corporation (on a stand-alone basis, the "Holding Company"), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and its subsidiaries (collectively, the "Bank" or "Carver Federal"). Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the "Company" or "Carver." On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank.

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

         Carver Federal was founded as an African-American operated institution to provide residents of under-served communities with the ability to invest their savings and obtain credit. Carver Federal's principal business consists of attracting deposit accounts through its five branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Based on asset size as of March 31, 2003, Carver Federal is the largest African-American operated financial institution in the United States.

COMPANY WEBSITE AND AVAILABILITY OF SECURITIES AND EXCHANGE COMMISSION FILINGS

         The Company makes available on or through its internet website, WWW.CARVERBANK.COM, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

MANAGEMENT STRATEGY

         The Company's general operating strategy focuses on the origination of commercial, construction, multifamily and, to a lesser extent, secured consumer and business loans and the efficient use of personnel and technological resources. During 1999, the Company reduced its previous emphasis on investing in one- to four-family loans in favor of investing in higher margin business lines, including commercial, construction and multifamily real estate loans. The Company's current operating strategy consists primarily of: (1) the origination of commercial construction and multifamily real estate in the Bank's primary market area; (2) investing funds not utilized for loan originations or purchases in the purchase of United States Government Agency securities, mortgage-backed securities and, to a lesser extent, repurchasing the Company's common stock; (3) expanding its branch network by opening de novo branches and stand-alone ATM centers; (4) generating fee income by attracting and retaining high transaction core deposit accounts; and (5) to continue to lower its expense ratio by efficiently utilizing personnel, branch facilities and alterative delivery channels (telephone banking, internet, and ATMs) to service its customers. The Company plans to generate additional fee income by utilizing third party providers to sell non-deposit investment products and to offer a Carver credit card.

LENDING ACTIVITIES

         GENERAL. Carver Federal's principal lending activity is the origination or purchase of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties. Carver Federal also originates or participates in loans for the construction or renovation of commercial properties and residential housing developments and occasionally originates permanent financing upon completion of construction. In addition, Carver Federal originates home equity loans and consumer loans secured by deposits. Carver continued to engage in first-mortgage loan purchases during the fiscal year ended March 31, 2003 ("fiscal 2003"), which accounted for 42.5% of loan additions. Loan purchases are used to complement originations.

         LOAN PORTFOLIO COMPOSITION. Gross loans receivable increased by $5.7 million, or 1.9%, to $303.2 million at March 31, 2003, compared to $297.5 million at March 31, 2002. Carver Federal's net loan portfolio as a percentage of total assets decreased to 57.8% at March 31, 2003, compared to 64.3% at March 31, 2002. One- to four-family mortgage loans totaled $71.7 million, or 23.7% of Carver Federal's total gross loan portfolio, multifamily loans totaled $131.7 million, or 43.5% of total gross loans, non-residential real estate loans, which includes commercial and church loans, totaled $79.2 million, or 26.1% of total gross loans, and construction loans totaled $18.4 million, or 6.1% of total gross loans. Consumer (credit card loans, personal loans, automobile loans, home equity loans and home improvement loans) and business loans totaled $2.1 million, or 0.7% of total gross loans. One- to four-family mortgage loans decreased by $51.1 million, or 41.6%, to $71.7 million at March 31, 2003, compared to $122.8 million at March 31, 2002. This decrease in one- to four-family loans is a result of a shift in focus toward multifamily lending, the sale of newly originated one- to four-family loans in the secondary market and portfolio repayments through normal amortization and early prepayments. During fiscal 2003, multifamily real estate loans increased by $13.1 million, or 11.0%, to $131.7 million at March 31, 2003, compared to $118.6 million at March 31, 2002. Non-residential real estate loans (including church loans) increased by $39.1 million, or 97.5%, to $79.2 million at March 31, 2003, compared to $40.1 million at March 31, 2002. Construction loans increased by $4.7 million, or 34.3%, to $18.4 million at March 31, 2003, compared to $13.7 million at March 31, 2002. Consumer and business loans decreased by $203,000, or 8.7%, to $2.1 million at March 31, 2003, compared to $2.3 million at March 31, 2002. The decrease in consumer and business loans reflects the Bank's continued de-emphasis on consumer lending resulting from its decision during the fiscal year ended March 31, 1999 ("fiscal 1999") to discontinue the origination of unsecured consumer loans.

         Premiums on loans are paid when the effective yield on the loans being purchased is greater than the current market rate for comparable loans. These premiums are amortized as the loan is repaid. It is possible that in a declining interest rate environment the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reduce the effective yield of the loan. Premium on loans decreased by $39,000, or 4.3%, to $867,000 at March 31, 2003, compared to $906,000 at March
31, 2002. The decrease was attributable to the amortization of existing loan premiums which exceeded any additional premiums recorded on new loans purchased.

         Loans in process increased by $2.9 million, or 73.7%, to $6.8 million at March 31, 2003, compared to $3.9 million at March 31, 2002. Allowance for loan losses increased by $30,000, or 0.7%, to $4.2 million at March 31, 2003, reflecting net charge-offs during fiscal 2003; there were no provisions for loan losses made during fiscal 2003. See "Asset Quality--Asset Classification and Allowance for Losses."

         The following table sets forth selected data relating to the composition of Carver Federal's loan portfolio by type of loan at the dates indicated.

                                                                   AT MARCH 31,
                             ------------------------------------------------------------------------------------------
                                    2003                  2002                   2001                   2000
                             --------------------  --------------------   --------------------   --------------------
                              Amount    Percent     Amount    Percent      Amount    Percent      Amount    Percent
                             --------- ----------  ---------  ---------   ---------- ---------   --------- ----------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family        $ 71,735      23.66 % $122,814      41.28 %  $ 157,767     54.71 %  $152,458      55.54 %
  Multifamily                 131,749      43.45    118,589      39.86       83,620     29.00      86,184      31.40
  Non-residential              79,244      26.13     40,101      13.48       36,113     12.52      22,721       8.28
  Construction                 18,377       6.06     13,678       4.60        7,101      2.46       6,393       2.33
  Consumer and business (1)     2,125       0.70      2,328       0.78        3,781      1.31       6,725       2.45
                             --------- ----------  ---------  ---------   ---------- ---------   --------- ----------
Total gross loans             303,230     100.00 %  297,510     100.00 %    288,382    100.00 %   274,481     100.00 %
                                       ==========             =========              =========             ==========
ADD:
Premium on loans                  867                   906                     705                   582
LESS:
Loans in process (2)           (6,838)               (3,936)                 (1,280)               (1,062)
Deferred fees and loan
discounts                        (363)                 (642)                   (819)                 (918)
Allowance for loan losses      (4,158)               (4,128)                 (3,551)               (2,935)
                             ---------             ---------              ----------             ---------
Net loan portfolio           $ 292,738             $289,710                $283,437              $270,148
                             =========             =========              ==========             =========

                                 AT MARCH 31,
                            ---------------------
                                    1999
                            ---------------------
                             Amount     Percent
                            ----------  ---------
                            (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family       $ 181,320      65.39
  Multifamily                  52,366      18.89
  Non-residential              23,093       8.33
  Construction                 11,047       3.98
 Consumer and business (1)      9,450       3.41
                            ----------  ---------
Total gross loans             277,276     100.00
                                        =========
ADD:
Premium on loans                1,014
LESS:
Loans in process (2)           (2,636)
Deferred fees and loan
discounts                      (1,110)
Allowance for loan losses      (4,020)
                            ----------
Net loan portfolio           $270,524
                            ==========

(1) Includes automobile loans, personal loans, credit card loans, home equity, home improvement loans and business loans.
(2)  Represents undisbursed portion of of outstanding construction loans.


         ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Traditionally, Carver Federal's lending activity has been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences in Carver Federal's market area. Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that range between $35,000 and $750,000. Approximately 67% of Carver Federal's one- to four-family residential mortgage loans at March 31, 2003 had adjustable rates and approximately 33% had fixed rates.

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

         The Bank's lending policies generally limit the maximum loan-to-value ("LTV") ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under certain special loan programs, Carver originates and sells loans secured by single-family homes purchased by first time home buyers where the LTV ratio may go to 97%.

         Carver Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to the Federal National Mortgage Association ("Fannie Mae") or the State of New York Mortgage Agency ("SONYMA") in the secondary market. From time to time the Bank has sold such loans to Fannie Mae and to SONYMA. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA. Carver Federal uses several sub-servicing firms to service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2003, the Bank, through its sub-servicers, was servicing $4.1 million of loans for Fannie Mae and FHLMC.

         Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are retained in Carver Federal's portfolio and are not sold on the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and five percentage points over the life of a three-year adjustable-rate mortgage.

         The retention of adjustable-rate loans in Carver Federal's portfolio helps reduce Carver Federal's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect.

         MULTIFAMILY REAL ESTATE LENDING. At March 31, 2003, multifamily loans totaled $131.7 million, or 43.5% of Carver Federal's gross loan portfolio. The largest of these loans outstanding was a $2.4 million loan secured by a 48 unit, multifamily apartment building located in New York, New York. This loan was performing at March 31, 2003. The Bank intends to continue its emphasis on multifamily mortgage lending, which has enabled the Bank to benefit from these higher yielding loans compared to lower yielding one- to four- family loans. In addition, Carver Federal has expanded its presence in the multifamily lending market in the New York City area. Carver Federal offers competitive rates with flexible terms that make the product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending. For example, such loans are dependent on the successful operation of the real estate project and can be significantly impacted by supply and demand conditions in the market for multifamily residential units.

         Carver Federal's multi-family product guidelines generally require that the maximum LTV not exceed 75% while "cash out" refinances are limited to 65% LTV based on the appraised value. The Bank generally requires a debt coverage ratio ("DCR") of at least 1.3, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. The regulatory maximum for loans to one borrower is $6.7 million. Carver Federal originates multifamily mortgage loans, the predominance of which are adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period but require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank, on a case-by-case basis, originates ten-year fixed rate loans.

         To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs (with the assistance of an independent consulting firm) a risk-rating system. Under the risk-rating system, all multifamily real estate loans with balances over $250,000 are risk rated. Separate multifamily real estate loan portfolio reviews are performed annually resulting in written management summary reports.

         NON-RESIDENTIAL REAL ESTATE LENDING. At March 31, 2003, non-residential real estate mortgage loans (including loans to churches) totaled $79.2 million, or 26.1% of the gross loan portfolio. Carver Federal originates non-residential real estate first mortgage loans in its market area. At March 31, 2003, the largest non-residential loan outstanding was a $2.8 million loan secured by a retail/office building located in New York, New York. This loan was performing at March 31, 2003. Carver Federal's non-residential real estate lending activity consists predominantly of loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area. Non-residential real estate lending entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the real estate project. Carver Federal's maximum LTV on non-residential real estate mortgage loans is 75%, and "cash out" refinances are limited to 65% LTV based on the appraised value. The Bank generally requires a DCR of at least 1.3. The Bank requires the assignment of rents of all tenants' leases in the property which serves as security for the mortgage.

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

         Historically, Carver Federal has been a New York City area leader in the origination of loans to churches. At March 31, 2003, loans to churches totaled $15.4 million, or 5.1% of the Bank's gross loan portfolio. These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term, and generally have no greater than a 60% LTV ratio. At March 31, 2003, the largest permanent church loan was a $2.0 million loan secured by a building located in New York, New York. This loan was performing at March 31, 2003. The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction. Under the Bank's current lending policies, the maximum loan amount for such lending is $1.0 million, but larger loan amounts are considered on a case-by-case basis. There are currently 25 church loans in the Bank's portfolio.

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

         CONSTRUCTION LENDING. The Bank originates construction loans for new construction and renovation of churches, multi-family buildings, residential developments, community service facilities and affordable housing programs. Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family residences in the Bank's market area. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Construction terms are usually from 12 to 24 months, during which period the borrower is required to make monthly payments of interest on the outstanding loan balance. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the subject property. Carver Federal has established additional criteria for construction loans to include an engineer's review on all construction budgets in excess of $500,000 and appropriate interest reserves for loans in excess of $250,000.

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

         At March 31, 2003, the Bank had $18.4 million (including $6.8 million of committed but undisbursed funds) in construction loans outstanding, comprising 6.1% of the Bank's total gross loan portfolio. At March 31, 2003, the largest construction loan was on a retail building for $2.0 million located in New York, New York. At March 31, 2003, this loan was performing.

         CONSUMER AND BUSINESS LOANS. At March 31, 2003, the Bank had approximately $2.1 million in consumer and business loans, or 0.7% of the Bank's gross loan portfolio. The secured loans in this portfolio were either secured by deposits at the Bank and homes. At March 31, 2003, $521,000, or 24.5% of all consumer and business loans, were secured and $1.6 million, or 75.5%, were unsecured.

         Consumer loans generally involve more risk than first mortgage loans. Loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral. In underwriting secured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See "Asset Quality--Non-performing Assets."

         At March 31, 2003, the Bank had $385,000 in unsecured business loans. During the fourth quarter of fiscal 1999, the Bank discontinued the origination of unsecured commercial business loans. The Bank continues to make a limited number of commercial business loans that are secured in full by passbook and/or certificate of deposit accounts.

         LOAN PROCESSING. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive a salary. Loan application forms are available at each of the Bank's offices. All applications are forwarded to the Bank's Lending Department located in the main office.

         Carver Federal has established underwriting standards for multifamily and non-residential real estate. A non-residential real estate loan application is completed for all multifamily and non-residential properties which the Bank finances. Prior to loan approval, the property is inspected by a loan officer, who will prepare a property inspection report. As part of the loan approval process, consideration is given to the appraisal, location, accessibility, stability of neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).

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

         LOAN APPROVAL. Except for loans in excess of $1.5 million, mortgage loan approval authority has been delegated by the Bank's Board of Directors ("Board") to the Bank's Management Loan Committee, which consists of certain members of executive management, and to the Bank's Asset Liability and Interest Rate Risk Committee, a committee of the Board. All one- to four-family mortgage loans that conform to Fannie Mae standards and limits may be approved by the Residential Mortgage Loan Underwriter. Loans above $1.5 million as well as any loan that represents an exception to the Bank's lending policies must be approved by the full Board.

         LOANS TO ONE BORROWER. Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See "Regulation and Supervision-Federal Banking Regulation-Loans to One Borrower Limitations." At March 31, 2003, the maximum loan under this test would be $6.7 million. At March 31, 2003 there were no loans that exceed the $6.7 million limit.

         LOAN SALES. Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal does occasionally fund loans secured by property in other areas. All such loans, however, satisfy the Bank's underwriting criteria regardless of location. The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either Fannie Mae or SONYMA to provide opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

         LOAN PURCHASES. During fiscal 2003 Carver Federal purchased a total of $42.3 million of mortgage loans, consisting of performing multifamily and adjustable-rate one- to four-family mortgage loans to supplement its origination efforts. This represented 42.5% of Carver Federal's net addition to its loan production during fiscal 2003. The Bank purchases loans in order to increase interest income and to manage its liquidity position. The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multifamily and non-residential real estate mortgage loans as well as to increase its participation in multifamily and non-residential real estate mortgage loans with New York area lenders. Loans purchased in fiscal 2003 decreased $2.9 million, or 6.5%, from loan purchases of $45.2 million during the fiscal year ended March 31, 2002 ("fiscal 2002").

         The following table sets forth certain information with respect to Carver Federal's loan originations, purchases and sales during the periods indicated.

                                                                   YEAR ENDED MARCH 31,
                                      -----------------------------------------------------------------------------
                                                 2003                      2002                      2001
                                      -------------------------   -----------------------   -----------------------
                                         Amount        Percent      Amount       Percent      Amount       Percent
                                      --------------  ---------   ------------  ---------   ------------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Loans originated:
   One- to four-family                      $ 5,985       6.02 %      $ 4,144       3.78 %      $ 2,274       3.70 %
   Multifamily                               19,979      20.10         27,225      24.80         15,747      25.70
   Non-residential                           24,524      24.67         25,583      23.31         12,182      19.88
   Construction                               9,006       9.06          8,910       8.12              -       0.00
   Consumer and business (1)                    101       0.10             53       0.05            320       0.52
                                      --------------  ---------   ------------  ---------   ------------  ---------
Total loans originated                       59,595      59.95         65,915      60.06         30,523      49.80
Loans purchased (2)                          42,260      42.51         45,203      41.18         30,922      50.46
Loans sold (3)                               (2,453)     (2.47)        (1,361)     (1.24)          (160)     (0.26)
                                      --------------  ---------   ------------  ---------   ------------  ---------
Net additions to loan portfolio            $ 99,402     100.00 %     $109,757     100.00 %     $ 61,285     100.00 %
                                      ==============  =========   ============  =========   ============  =========

(1)  Comprised of auto, credit card, personal and home equity.
(2)  Comprised primarily of one- to four-family and multi-family mortgage loans.
(3) Comprise primarily of one- to four-family mortgage loans and automobile loans.

         Loan originations were $59.6 million in fiscal 2003, compared to $65.9 million in fiscal 2002 and $30.5 million in fiscal 2001. The decline in loan originations in fiscal 2003 is due primarily to highly competitive market conditions.

         Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. Finally, the market areas in which the properties that secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas. It is important to note that the Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans outside its market area to meet its financial objectives.

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

         Carver Federal charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of between zero and one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

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

         LOAN MATURITY SCHEDULE. The following table sets forth information at March 31, 2003 regarding the dollar amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below.

                              DUE DURING THE YEAR ENDING MARCH 31,
                              ------------------------------------


                                                               DUE THREE       DUE       DUE       DUE
                                                                TO FIVE      FIVE TO    TEN TO    AFTER
                              2004        2005        2006       YEARS      TEN YEARS  20 YEARS  20 YEARS     TOTAL
                              ----        ----        ----       -----      ---------  --------  --------     -----
                                                                    (IN THOUSANDS)
Real Estate Loans:
  One- to four-family        $  6,424    $ 4,898      $ 6,422    $ 4,675    $    623   $ 2,937    $45,756    $ 71,735
  Multifamily                   5,753      3,831        8,187     35,269      24,035    16,408     38,266     131,749
  Non-residential               5,287      6,622       11,375     26,300      19,605     6,707      3,348      79,244
  Construction                 11,584      5,793        1,000          -           -         -          -      18,377
Consumer and business loans       438         30           23      1,320         158       118         38       2,125
                            ----------  ---------  ----------- ---------- ----------- ---------  --------- -----------
    Total                    $ 29,486    $21,174     $ 27,007   $ 67,564    $ 44,421   $26,170    $87,408    $303,230
                            ==========  =========  =========== ========== =========== =========  ========= ===========

         The following table sets forth amounts in each loan category at March 31, 2003 that are contractually due after March 31, 2003 and whether such loans have fixed rates or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                                            DUE AFTER MARCH 31, 2004
                                                ---------------------------------------------------
                                                    FIXED           ADJUSTABLE           TOTAL
                                                ---------------   ---------------    --------------
                                                                   ( IN THOUSANDS )
Real Estate Loans:
  One- to four-family                                $  23,445         $  41,866         $  65,311
  Multifamily                                           49,553            76,443           125,996
  Non-residential                                       39,137            34,820            73,957
  Construction                                               -             6,793             6,793
Consumer and business                                    1,686                 -             1,686
                                                ---------------   ---------------    --------------
    Total                                            $ 113,821         $ 159,922         $ 273,743
                                                ===============   ===============    ==============

Asset Quality

         GENERAL. One of the Bank's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies, borrower workout arrangements and marketing of foreclosed properties, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank's financial condition. Such strategies, as well as the Bank's concentration on one- to four-family and multifamily mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

         The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral should be adequate to secure the loan. A borrower's ability to pay typically is dependent primarily on employment and other sources of income which, in turn, is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets, may also impact the borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

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

                                                                            AT MARCH 31,
                                                       -----------------------------------------------------------
                                                         2003        2002        2001        2000         1999
                                                       ----------- ----------  ----------  ----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis (1):
  Real estate:
    One- to four-family                                  $ 1,113       $ 756       $ 947       $ 966        $ 392
    Multifamily                                                -         253         978         870        1,051
    Non-residential                                          639       1,754         565           -            -
    Construction                                              23          23          23         122          560
    Consumer and business                                     27          37           6         168          414
                                                       ----------  ----------  ----------  ----------  -----------
      Total non-accrual loans                              1,802       2,823       2,519       2,126        2,417
                                                       ----------  ----------  ----------  ----------  -----------

Accruing loans contractually past due 90 days or more:
  Real estate:
    One- to four-family                                        -           -           -           -          568
    Multifamily                                                -           -           -           -          804
    Construction                                               -           -           -           -          530
    Consumer and business                                      -           -           -           -          183
                                                       ----------  ----------  ----------  ----------  -----------
      Total accruing 90-day past due loans                     -           -           -           -        2,085
                                                       ----------  ----------  ----------  ----------  -----------

Total of non-accrual and accruing 90-day past due
loans                                                      1,802       2,823       2,519       2,126        4,502
                                                       ----------  ----------  ----------  ----------  -----------

Other non-performing assets (2):
  Real estate:
    One- to four-family                                        -           -           -         127          185
    Multifamily                                                -           -          27          27            -
    Non-residential                                            -           -         449         768            -
    Consumer and business                                      -           -           -          16           99
                                                       ----------  ----------  ----------  ----------  -----------
Total other non-performing assets                              -           -         476         938          284
                                                       ----------  ----------  ----------  ----------  -----------
Total non-performing assets (3)                          $ 1,802     $ 2,823     $ 2,995     $ 3,064      $ 4,786
                                                       ==========  ==========  ==========  ==========  ===========

Non-performing loans to total loans                        0.61%       0.96%       0.88%       0.79%        1.66%
Non-performing assets to total assets                      0.35%       0.63%       0.71%       0.73%        1.15%

(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. After a careful review of individual loan history and related collateral by management, the loan may be designated as an accruing loan that is contractually past due 90 days or more or if in the opinion of management the collection of additional interest is doubtful the loan will remain in non-accrual status. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 2003, gross interest income of $173,000 would have been recorded on loans accounted for on a non-accrual basis at the end of the fiscal year if the loans had been current throughout the year. Instead, there was no interest on such loans included in income during the period.


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


         At March 31, 2003, total non-performing assets decreased by $1.0 million, or 36.2%, to $1.8 million, compared to $2.8 million at March 31, 2002. All non-performing assets at March 31, 2003 and 2002 relate to loans accounted for on a non-accrual basis. The decrease primarily reflects a decrease in non-accruing non-residential and multifamily real estate loans partially offset by an increase in non-accruing one- to four-family real estate loans.

         There were no accruing loans contractually past due 90 days or more at March 31, 2003 and March 31, 2002, reflecting the continued practice adopted by the Bank during the fiscal year ended March 31, 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

         ASSET CLASSIFICATION AND ALLOWANCES FOR LOSSES. Federal regulations and the Bank's policies require the classification of assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered un-collectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

         At March 31, 2003, Carver Federal had $2.1 million of loans classified as substandard which represented 0.4% of the Bank's total assets and 5.3% of the Bank's tangible regulatory capital at March 31, 2003. There were no loans classified as doubtful or loss at March 31, 2003.

         The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management has analyzed all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver's assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver's reported financial condition and results of operations.

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

         Carver Federal's Internal Asset Quality Review Committee reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Board has designated the Internal Asset Quality Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review. The Asset Liability and Interest Rate Risk Committee establishes policy relating to internal classification of loans and also provides input to the Internal Asset Quality Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See "Lending Activities-Loan Purchases." Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

         At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the

Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. At March 31, 2003, the Bank had no real estate acquired in settlement of loans. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of Carver Federal's allowance for loan losses for the periods indicated.

                                                                             YEAR ENDED MARCH 31,
                                                    -----------------------------------------------------------------------
                                                        2003          2002           2001          2000           1999
                                                    -------------  ------------  ------------- -------------  -------------
                                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period                           $ 4,128       $ 3,551        $ 2,935       $ 4,020        $ 3,138
                                                    -------------  ------------  ------------- -------------  -------------
Loans charged off:
  Real estate:
    One- to four-family                                        2             -            252           138              -
    Non-residential                                            -             -            194           171              -
  Consumer and business                                      226           500            931         2,260          3,229
                                                    -------------  ------------  ------------- -------------  -------------
      Total charge-offs                                      228           500          1,377         2,569          3,229
                                                    -------------  ------------  ------------- -------------  -------------

Recoveries:
  Construction                                                 -             -              -             -             45
  One- to four-family                                          -             3              -            31              -
  Multifamily                                                  -             -              -            40              -
  Non-residential                                              -             -              -            22              -
  Consumer and business                                      258           174            200           292             37
                                                    -------------  ------------  ------------- -------------  -------------
    Total recoveries                                         258           177            200           385             82
                                                    -------------  ------------  ------------- -------------  -------------
Net loans charged off (recovered)                            (30)          323          1,177         2,184          3,147
  Provision for losses                                         -           900          1,793         1,099          4,029
                                                    -------------  ------------  ------------- -------------  -------------
Balance at end of period                                 $ 4,158       $ 4,128        $ 3,551       $ 2,935        $ 4,020
                                                    =============  ============  ============= =============  =============

Ratio of net charge-offs to average loans
 outstanding                                              -0.01%         0.11%          0.42%         0.84%          1.17%
Ratio of allowance to total loans                          1.40%         1.41%          1.24%         1.07%          1.48%
Ratio of allowance to non-performing assets (1)          230.74%       146.23%        118.56%        95.79%         85.60%

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

                                                                      AT MARCH 31,
                                  ---------------------------------------------------------------------------------------
                                        2003                  2002                    2001                 2000
                                  -------------------  --------------------    ----------------------  ----------------
                                              % OF                   % OF                    % OF                  % OF
                                            LOANS IN               LOANS IN                LOANS IN              LOANS IN
                                              EACH                   EACH                    EACH                  EACH
                                            CATEGORY               CATEGORY                CATEGORY              CATEGORY
                                            TO TOTAL               TO TOTAL                TO TOTAL              TO TOTAL
                                  AMOUNT     LOANS      AMOUNT      LOANS       AMOUNT      LOANS      AMOUNT     LOANS
                                  ------     -----      ------      -----       ------      -----      ------     -----
                                                                  (DOLLARS IN THOUSANDS)
Loans:
  Real estate
    One- to four-family          $   298     24.18 %   $   429      41.28 %    $ 1,198      54.71 %   $ 1,050      55.54 %
    Multi-family                     656     44.24       1,468      39.86          748      29.00         764      31.40
    Non-residential                1,967     26.38         729      13.48          353      12.52         202       8.28
    Construction                     170      4.46          76       4.60          290       2.46         272       2.33
  Consumer and business              344      0.74         377       0.78          962       1.31         647       2.45
  Unallocated                        723         -       1,049          -           -          -           -          -
                                 -------    ------     -------     ------      ------      ------     -------     ------
Total allowance for loan losses  $ 4,158    100.00 %   $ 4,128     100.00 %    $ 3,551     100.00 %   $ 2,935     100.00 %
                                 =======    ======     =======     ======      ======      ======     =======     ======

                                    AT MARCH 31,
                                    ------------
                                        1999
                                        ----
                                             % OF
                                           LOANS IN
                                              EACH
                                            CATEGORY
                                            TO TOTAL
                                  AMOUNT      LOANS
                                  ------      -----
                                (DOLLARS IN THOUSANDS)
Loans:
  Real estate
    One- to four-family          $   957      65.39 %
    Multi-family                     902      18.89
    Non-residential                  251       8.33
    Construction                     424       3.98
  Consumer and business            1,486       3.41
  Unallocated                       -          -
                                 -------      ------
Total allowance for loan losses  $ 4,020      100.00 %
                                 =======      ======


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

         Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At March 31, 2003, the Bank had no securities classified as trading. At March 31, 2003, $129.1 million, or 77.9% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $36.5 million, or 22.1%, was classified as held-to-maturity.

         MORTGAGE-BACKED SECURITIES. The Bank has invested in mortgage-backed securities in order to achieve its asset/liability management goals. Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "Regulation and Supervision--Federal Banking Regulation--QTL Test" and "Federal and State Taxation."

         At March 31, 2003, mortgage-backed securities constituted 24.9% of total assets, as compared to 14.7% of total assets at March 31, 2002. Carver Federal maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, Fannie Mae and FHLMC participation certificates and at times collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the U.S. Government while Fannie Mae and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal also has invested in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

         The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities which at March 31, 2003 constituted $117.6million, or 92.8% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

         The following table sets forth the carrying value of Carver Federal's mortgage-backed securities at the dates indicated. In November 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity. At the beginning of fiscal 2002 the Bank transferred $45.7 million of mortgage-backed securities from held-to-maturity to available-for-sale.

                                                    AT MARCH 31,
                                                    ------------
                                          2003           2002            2001
                                          ----           ----            ----
                                                   (IN THOUSANDS)
Available-for-Sale:
  GNMA                                  $  47,120       $ 10,584       $      -
  Fannie Mae                               23,470         11,451              -
  FHLMC                                    19,693         28,249              -
  CMO                                           -            136              -
                                        ---------       --------       --------
Total available-for-sale                   90,283         50,420              -

Held-to-Maturity:
  GNMA                                      2,473          3,448          5,774
  Fannie Mae                                6,203          5,607         21,633
  FHLMC                                    27,482          6,149         14,672
  SBA                                         372            439            594
  CMO                                           -              -            193
                                        ---------       --------       --------
Total held to maturity                     36,530         15,643         42,866
                                        ---------       --------       --------
Total mortgage-backed securities        $ 126,813       $ 66,063       $ 42,866
                                        =========       ========       ========

         The following table sets forth the scheduled maturities, carrying values and fair values for Carver Federal's mortgage-backed securities at March 31, 2003. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                         CARRYING          FAIR
                                          VALUE            VALUE
                                       -------------   -------------
                                               (IN THOUSANDS)

        Available-for-sale:
        One through five years                $ 112           $ 115
        Five through ten years                1,813           1,933
        After ten years                      88,041          88,235
                                       -------------   -------------
                                           $ 89,966        $ 90,283
                                       =============   =============

        Held-to-maturity:
        One through five years                  $ -             $ -
        Five through ten years                  326             345
        After ten years                      36,204          37,198
                                       -------------   -------------
                                           $ 36,530        $ 37,543
                                       =============   =============

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

         The following table sets forth the carrying value of Carver Federal's other securities available-for-sale and held-to-maturity at the date indicated.

                                                                    AT MARCH 31,
                                                                    ------------
                                                          2003           2002            2001
                                                          ----           ----            ----
                                                                    (IN THOUSANDS)
U.S. Government and Agency securities:
    Available-for-sale                                    $ 38,772       $ 39,401        $ 19,926
    Held-to-maturity                                             -              -          24,996
                                                          --------       --------        --------
       Total other securities                             $ 38,772       $ 39,401        $ 44,922
                                                          ========       ========        ========

         The following table sets forth the scheduled maturities, carrying values and fair values for Carver Federal's other investments at March 31, 2003.

                                         CARRYING             FAIR
                                           VALUE              VALUE
                                           -----              -----
                                               (IN THOUSANDS)
Available-for-sale:
     One year or less                     $ 22,109          $ 22,117
     One through five years                 16,078            16,655
                                          --------          --------
                                          $ 38,187          $ 38,772
                                          ========          ========

         OTHER EARNING ASSETS. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see "Regulation and Supervision--Federal Banking Regulation--Liquidity."

         The following table sets forth the carrying value of Carver Federal's investment in FHLB stock and liquid assets at the dates indicated.

                                                 AT MARCH 31,
                                                 ------------
                                      2003           2002            2001
                                      ----           ----            ----
                                                (IN THOUSANDS)
FHLB stock                          $ 5,440        $ 3,763         $ 5,755
Federal funds sold                    5,500         21,100          23,700


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

         DEPOSITS. Carver Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. Carver Federal also holds deposits from various governmental agencies or authorities and corporations. Although the Board has authorized accepting brokered deposits, the Bank does not have any of these types of deposits.

         The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, the Bank's growth goals and applicable regulatory restrictions and requirements.

         During fiscal 2002, the Bank sold its branch located in East New York. As a result of this sale, the Bank transferred approximately $16.4 million of deposits to the purchaser. During fiscal 2001, the Bank sold its branches located in Roosevelt and Chelsea, New York. The total amount of deposits transferred as a result of these sales was $8.4 and $14.1 million, respectively. There were no branch sales in fiscal 2003.

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver Federal between the dates indicated. Included in the net increase (decrease) in deposits before interest credited is the amount of deposits sold during the year ended March 31, 2002 and 2001 of $16.4 and $22.5 million, respectively.

                                                                           YEAR ENDED MARCH 31,
                                                            ----------------------------------------------------
                                                                 2003               2002              2001
                                                            ----------------   ---------------   ---------------
                                                                          (DOLLARS IN THOUSANDS)
Deposits at beginning of period                                   $ 324,954         $ 279,424         $ 281,941
Net increase (decrease) before interest credited                     16,450            37,403           (10,973)
Interest credited                                                     5,760             8,127             8,456
                                                            ----------------   ---------------   ---------------
Deposits at end of period                                         $ 347,164         $ 324,954         $ 279,424
                                                            ================   ===============   ===============

Net increase (decrease) during the year:
     Amount                                                        $ 22,210          $ 45,530          $ (2,517)
                                                            ================   ===============   ===============
     Percent                                                           6.8%             16.3%             (0.9%)
                                                            ================   ===============   ===============

         The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                               AT MARCH 31,
                               -----------------------------------------------------------------------------
                                               2003                                   2002
                               ---------------------------------------- ------------------------------------
                                            PERCENT OF     WEIGHTED                PERCENT OF     WEIGHTED
                                               TOTAL       AVERAGE                    TOTAL       AVERAGE
                                 AMOUNT      DEPOSITS       RATE        AMOUNT      DEPOSITS       RATE
                                 ------      --------       ----        ------      --------       ----
                                                          (DOLLARS IN THOUSANDS)
Non-interest -bearing demand    $ 16,539        4.8 %          - %     $ 13,463        4.1 %          - %
NOW accounts                      18,190        5.2         0.53         18,095        5.6         1.24
Savings and club                 128,935       37.1         1.06        126,779       39.0         1.71
Money market savings account      20,735        6.0         0.92         15,232        4.7         1.78
Certificates of deposit          162,765       46.9         2.20        151,385       46.6         2.73
                               ---------      -----         ----      ---------      -----         ----
  Total                        $ 347,164      100.0 %       1.51 %    $ 324,954      100.0 %       2.18 %
                               =========      =====         ====      =========      =====         ====

                                           AT MARCH 31,
                                -------------------------------------
                                               2001
                                -------------------------------------
                                             PERCENT OF     WEIGHTED
                                                TOTAL       AVERAGE
                                  AMOUNT      DEPOSITS       RATE
                                  ------      --------       ----
                                        (DOLLARS IN THOUSANDS)
Non-interest -bearing demand    $ 11,409        4.1 %           - %
NOW accounts                      14,757        5.3          1.59
Savings and club                 132,645       47.5          2.22
Money market savings account      15,718        5.6          2.34
Certificates of deposit          104,895       37.5          5.04
                               ---------      -----          ----
  Total                        $ 279,424      100.0 %        3.04 %
                               =========      =====          ====


         The following table sets forth the amount and maturities of time deposits in specified weighted average interest rate categories at March 31, 2003.

                                           AT MARCH 31, 2003                                           TOTAL AT
                                          PERIOD TO MATURITY                                           MARCH 31,
             ----------------------------------------------------------------------------     -------------------------
             LESS THAN                                AFTER                    PERCENT
             ONE YEAR      1-2 YEARS   2-3 YEARS     3 YEARS        TOTAL      OF TOTAL          2002         2001
             ------------  ----------  -----------  -----------  ------------  ----------     ------------ ------------
                                                     (DOLLARS IN THOUSANDS)
1%-1.99%        $ 86,387     $ 1,424      $     -     $      -      $ 87,811        53.9 %      $  22,138   $        -
2%-3.99%           1,497      26,883        9,759        2,787        40,926        25.1           95,523          752
4%-5.99%               -           -            -       34,028        34,028        20.9           33,724      104,143
             ------------  ----------  -----------  -----------  ------------  ----------     ------------ ------------
   Total        $ 87,884     $28,307      $ 9,759     $ 36,815      $162,765       100.0 %      $ 151,385    $ 104,895
             ============  ==========  ===========  ===========  ============  ==========     ============ ============

         Carver Federal's certificates of deposit of $100,000 or more were $100.1 million as of March 31, 2003.

         BORROWED MONEY. Deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities. Carver Federal is authorized, however, to use advances and securities sold under agreement to repurchase ("Repos") from the FHLB and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver Federal is required to own stock in the FHLB and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are secured by Carver Federal's stock in the FHLB and a blanket pledge of Carver Federal's mortgage loan and mortgage-backed securities portfolios.

         One of the elements of Carver Federal's investment strategy is to leverage the balance sheet by increasing liabilities with FHLB advances and Repos and investing borrowed funds primarily in adjustable-rate mortgage loan and mortgage-backed securities products. The Bank seeks to match as closely as possible the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2003, Carver Federal had outstanding $108.8 million in FHLB advances and no Repos.

         The following table sets forth certain information regarding Carver Federal's borrowed money at the dates and for the periods indicated:

                                                                        AT OR FOR THE YEAR ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                           2003               2002
                                                                           ----               ----
                                                                          (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of period:
  FHLB advances                                                         $ 108,789          $ 75,262
Weighted average rate paid at period end:
  FHLB advances                                                             3.59%             4.18%
Maximum amount of borrowing outstanding at any month end:
  FHLB advances                                                         $ 108,789         $ 100,094
  Repos                                                                         -            14,930
Approximate average amounts outstanding for period:
  FHLB advances                                                          $ 80,861          $ 76,141
  Repos                                                                         -             2,888
Approximate weighted average rate paid during period (1):
  FHLB advances                                                             3.99%             5.50%
  Repos                                                                       - %             5.91%

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

Subsidiary Activities

         At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consist of the operation of its wholly owned subsidiaries, Carver Federal and Alhambra Holding Corp., a Delaware Corporation ("Alhambra"). The Company formed Alhambra to hold the Company's investment in a commercial office building that was subsequently sold in March 2000. Alhambra is currently inactive.

         On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2003, this subsidiary had $221,000 in total capital and net operating loss of less than $1,000. At March 31, 2003 there was no real estate owned pending disposition. Carver Federal also owns CFSB Credit Corp., currently an inactive subsidiary originally formed to undertake the Bank's credit card issuance.

         During the fourth quarter of fiscal 2003, Carver Federal formed Carver Asset Corporation, a wholly owned subsidiary which qualifies as a real estate investment trust pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. Upon formation of Carver Asset Corporation, Carver Federal transferred approximately $119 million of mortgage loans to this subsidiary.

Market Area and Competition

         The Bank's primary market area for deposits consists of the areas served by its five branches. The Bank considers its primary lending market to include Bronx, Kings, Manhattan, Queens and Richmond counties, together comprising New York City, and lower Westchester County, New York. See "Item 2-Properties."

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

Employees

         As of March 31, 2003, Carver had 111 full-time equivalent employees, of whom 38 are officers and 73 are non-officers, none of whom was represented by a collective bargaining agreement. The Bank considers its employees relations to be satisfactory.

SARBANES-OXLEY ACT OF 2002

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law. The Sarbanes-Oxley Act imposes new significant responsibilities on publicly held companies, particularly in the area of corporate governance. We have carefully reviewed the Sarbanes-Oxley Act, and are monitoring and responding to the various implementing regulations that have been issued, and continue to be issued, by the Securities Exchange Commission and the American Stock Exchange. We have instituted procedures to address some of the Sarbanes-Oxley Act's specific concerns and will continue to adapt the Company's governance structure to the mandates of the Sarbanes-Oxley Act as interpreted by the regulatory authorities in upcoming periods.

REGULATION AND SUPERVISION

General

         The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OTS. The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"), and it is a member of the FHLB. The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws. The OTS and the FDIC periodically perform safety and soundness examinations of the Bank and the Holding Company and test our compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         This regulation and supervision establish a comprehensive framework to regulate and control the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. This structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations whether by the OTS, the FDIC or through legislation could have a material adverse impact on the Bank and the Holding Company and their operations and stockholders.

         The description of statutory provisions and regulations applicable to federally chartered savings banks and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on the Bank and the Holding Company.

FEDERAL BANKING REGULATION

         ACTIVITY POWERS. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law.

         LOANS TO ONE BORROWER LIMITATIONS. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2003, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $6.7 million.

         QTL TEST. Under HOLA, the Bank must comply with a qualified thrift lender ("QTL") test. Under this test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business. "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter. At March 31, 2003, the Bank maintained approximately 68.1% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

         CAPITAL REQUIREMENTS. OTS regulations require the Bank to meet three minimum capital ratios:

         (1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under OTS regulations;

         (2) a leverage ratio requirement of 8% of core capital to such adjusted total assets; and

         (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

         The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

         Generally, tangible capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

         Core capital is defined similarly to tangible capital, but also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank's risk profile. At March 31, 2003, the Bank exceeded each of its capital requirements with a tangible capital ratio of 7.8%, leverage capital ratio of 7.8% and total risk-based capital ratio of 14.0%.

         The Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

         LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions on the Bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years. In other cases, the Bank will have to file a notice as a savings bank subsidiary of a savings and loan holding company.

         The OTS may disapprove of a notice or application if:

         (1)      the Bank would be undercapitalized following the distribution;

         (2) the proposed capital distribution raises safety and soundness concerns; or

         (3) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         LIQUIDITY. The Bank maintains liquidity levels to meet operational needs. In the normal course of business, the levels of liquid assets during any given period are dependent on operating, investing and financing activities. Cash and due from banks, federal funds sold and repurchase agreements with maturities of three months or less are the Bank's most liquid assets. The Bank maintains a liquidity policy to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2003, the Bank's liquidity ratio was 4.39% of liquid assets to total assets which is in excess of minimum requirements.

         BRANCHING. Subject to certain limitations, federal law permits the Bank to establish branches in any state of the United States. The authority for the Bank to establish an interstate branch network would facilitate a geographic diversification of the Bank's activities. This authority under federal law and OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does however require the OTS, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

         In particular, the system focuses on three tests:

         (1) a lending test, to evaluate the institution's record of making loans in its assessment areas;

         (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

         (3) a service test, to evaluate the institution's delivery of banking services through its branches, ATMs and other offices.

         The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination conducted in 2001.

         Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. The Holding Company has no such agreements in place at this time.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB"). Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

         The FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. The OTS has also conformed its regulations to coincide with Regulation W. Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an "affiliate" subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

         Under Regulation W, all transactions entered into on or before December 12, 2002 that would become subject to Sections 23A and 23B solely because of Regulation W and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will not become subject to Regulation W until July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

         Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

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

         PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the OTS is authorized and, in some cases, required to take supervisory actions against undercapitalized savings bank. For this purpose, a savings bank would be placed in one of the following four categories based on the a bank's regulatory capital: well-capitalized; adequately capitalized; undercapitalized; or critically undercapitalized.

         Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. When appropriate, the OTS can require corrective action by a savings holding company under the "prompt corrective action" provisions of federal law. At March 31, 2003, the Bank was considered well-capitalized by the OTS.

         INSURANCE OF DEPOSIT ACCOUNTS. The Bank is a member of the SAIF and pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, BIF, which primarily insures the deposits of banks and state chartered savings banks. Under federal law, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of the deposit insurance fund to 1.25%.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on the bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York ("FHLB-NY"), which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as an FHLB member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, but not less than $500 or 5% of its outstanding advances from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2003 of $5.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Under the Gramm-Leach-Bliley Act, as amended ("Gramm-Leach"), which repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank. Gramm-Leach also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six months notice) and Class B (redeemable on five years notice). Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan, which is expected to become effective on October 1, 2003, that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

         FEDERAL RESERVE SYSTEM. Under the FRB's regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3% must be maintained against aggregate transaction accounts between $6.0 million and $42.1 million (subject to adjustment by the FRB), and (b) a reserve of $1.083 million plus 10% (subject to adjustment by the FRB between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

         PRIVACY PROTECTION. Carver Federal is subject to OTS regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties.

         The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The Bank has a policy to comply with the foregoing guidelines.

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

         RESTRICTIONS APPLICABLE TO ALL SAVINGS AND LOAN HOLDING COMPANIES. Federal law prohibits a savings and loan holding company, including the Holding Company, directly or indirectly, from acquiring:

                  (1) control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

                  (2) through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior OTS approval; or

                  (3) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

                  (1) in the case of certain emergency acquisitions approved by the FDIC;

                  (2) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

                  (3) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

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

         NEW YORK STATE BANKING REGULATIONS. The New York State Banking Department has adopted a new Section 6-1 to the banking law and regulations which impose restrictions and limitations on certain high cost home loans made by any individual or entity, including a federally-chartered savings bank, that originates more than one high cost home loan in New York State in a 12-month period. Among other things, the regulations and statute prohibit certain mortgage loan provisions and certain acts and practices by originators and impose certain disclosure and reporting requirements. It is unclear whether these provisions would be preempted by Section 5(a) of HOLA, as implemented by the lending and investment regulations of the OTS. The OTS has not yet adopted regulations regarding high-cost mortgage loans and is currently considering whether it will do so. Although the Bank does not originate loans that meet the definition of "high-cost mortgage loan" under the proposed regulations, in the event the Bank determines to originate such loans in the future, the Bank may be subject to such regulation, if adopted as proposed.

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

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

                  o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering programs. Interim final rules implementing
                           Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. The Bank is in compliance with the OTS's anti-money laundering regulations.

                  o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with the other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as driver's licenses, passports, credit reports and other similar means.

                  o Section 312 of the Act requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering.

                  o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

                  o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

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

STATE AND LOCAL TAXATION

         STATE OF NEW YORK. The Bank and the Holding Company are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State franchise tax rates for fiscal years 2003 and 2002 are 9.53% and 9.36%, respectively, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

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

AVAILABILITY OF SEC FILINGS

       The Holding Company's financial reports can be accessed free of charge through the SEC's website WWW.SEC.GOV or upon written request to the Holding Company.

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

         The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of May 31, 2003. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

NAME                                       AGE           POSITION
----                                       ---           --------
Deborah C. Wright                          45            President and Chief Executive Officer, Director
Catherine A. Papayiannis                   43            Executive Vice President and Chief Operating Officer
James H. Bason                             48            Senior Vice President and Chief Lending Officer
Frank Deaton                               34            Senior Vice President and Chief Auditor
Linda J. Dunn                              47            Senior Vice President, General Counsel and Corporate Secretary
William Gray                               48            Senior Vice President and Chief Financial Officer
Brian J. Maher                             61            Senior Vice President and Chief Credit Officer
Margaret Peterson                          52            Senior Vice President and Chief Administrative Officer
Devon W. Woolcock                          37            Senior Vice President and Chief of Retail Banking


         DEBORAH C. WRIGHT is President and Chief Executive Officer and a Director of the Holding Company and Carver Federal. Prior to joining Carver on June 1, 1999, Ms. Wright was President & CEO of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Ms. Wright was a member of the New York City Housing Authority Board. She is a member of the Board of Overseers of Harvard University and serves on the boards of Kraft Foods, Inc., The Lower Manhattan Development Corporation, the Initiative for a Competitive Inner City, The New York City Partnership, Inc. and the Ministers and Missionaries Benefit Board of the American Baptist Churches. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.


         CATHERINE A. PAPAYIANNIS is Executive Vice President and Chief Operating Officer. She joined Carver in June 2002. Ms. Papayiannis was previously Senior Vice President/Director of Community Banking at Atlantic Bank of New York, where she oversaw the regional retail distribution network, the offsite ATM network, wealth and cash management services, residential and consumer lending and small business banking. Prior to joining Atlantic Bank Ms. Papayiannis was employed by Olympian Bank of Brooklyn where she held numerous roles. Ms. Papayiannis earned a B.B.A. and an M.B.A from Baruch College.

         JAMES H. BASON is Senior Vice President and Chief Lending Officer. He joined Carver in March 2003. Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986). At The Bank of New York he was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing. At Barclays, Mr Bason began his career in residential lending and eventually became the banks CRA officer. Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego.

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

         WILLIAM GRAY is Senior Vice President and Chief Financial Officer. He joined Carver in February 2002. Mr. Gray had been employed at the Dime Savings Bank of New York since 1992, most recently serving as Vice President/Director of Business Unit Planning and Support in the Controller's Department where he was responsible for identifying and evaluating strategic initiatives for several businesses. Mr. Gray earned a B.A. in accounting from Adelphi University in 1986.

         BRIAN J. MAHER is Senior Vice President and Chief Credit Officer. Mr. Maher joined Carver in September 2002 and was appointed to the newly created Chief Credit Officer position in January 2003. Mr. Maher brings to Carver 30 years of experience in financial services, 20 years in credit and lending, 15 years of which were with Citibank and seven years with Alliance Funding. Mr. Maher earned a B.A. from St. Bonaventure University.

         MARGARET D. PETERSON is Senior Vice President and Chief Human Resources Officer. She joined Carver in October 1999. Ms. Peterson came to Carver from Deutsche Bank where she served as a Compensation Planning Consultant in Corporate Human Resources. Prior to joining Deutsche Bank, she was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. In addition to her 13 years in Human Resources, Ms. Peterson has ten years of Systems and Technology experience from various positions held at each of JP Morgan and Chase Manhattan Bank. Ms. Peterson is a member of the Board of Friends of Columbia University's Double Discovery Center. Ms. Peterson earned a Bachelors Degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional
(CCP) by the American Compensation Association and a Senior Professional in Human Resources (SPHR) by the HR Certification Institute.

         DEVON W. WOOLCOCK is Senior Vice President and Chief of Retail Banking. He is a 12-year veteran of retail banking. He joined Carver in 2000 from Citibank where he was a Division Executive Vice President and where, most recently, he managed six branches in Brooklyn and Queens. He joined Citibank in 1995 where he managed several South Florida branches before moving to New York City. Mr. Woolcock began his career with Barnett Bank in Florida, holding positions including Head Teller, Division Operations Manager and Branch Manager. Mr. Woolcock attended college at the University of Houston and Bethune Cookman College.

ITEM 2.  PROPERTIES.

         The Bank currently conducts its business through one administrative office and five branch offices. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2003.

                                                                         LEASE
                                                  YEAR      OWNED OR   EXPIRATION     NET BOOK
                                                 OPENED       LEASE       DATE          VALUE
                                              -----------------------------------------------------
                                                                                   (IN THOUSANDS)
MAIN OFFICE AND BRANCH
----------------------
75 West 125th Street                              1996        Owned                    $ 5,435
New York, NY

BRANCH OFFICES:
---------------
1281 Fulton Street
Brooklyn, NY                                      1989        Owned                      1,494
(Bedford-Stuyvesant branch)

1009-1015 Nostrand Avenue
Brooklyn, NY                                      1975        Owned                        320
(Crown Heights branch)

115-02 Merrick Boulevard
Jamaica, NY                                       1982       Leased     2/28/2011          279
(St Alban's branch)

130 Malcolm X Boulevard
New York, NY                                      2001       Leased     5/31/2006          605
(Malcolm X  Blvd. branch)
                                                                                   ----------------
            Total                                                                      $ 8,133
                                                                                   ================

         The net book value of Carver Federal's investment in premises and equipment totaled approximately $10.2 million at March 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Bank in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2003, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

         On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose") filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). St. Rose is a former Carver Federal employee. On or about January 12, 1999, Carver Federal and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver Federal on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged the following causes of action, which relate to the Agreement and St. Rose's separation from Carver Federal: (1) breach of contract;
(2) promissory estoppel; and (3) fraudulent misrepresentation. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel and fraudulent misrepresentation causes of action.

         On or about August 18, 1999, Carver Federal moved to dismiss St. Rose's fraudulent misrepresentation cause of action. By decision dated November 23, 1999, the Court granted Carver Federal's motion to dismiss and entered an order embodying that decision on January 26, 2000. Carver Federal has not filed an answer in the St. Rose Action. By written stipulation of the parties, Carver Federal's time to file an answer to St. Rose's complaint has been extended without date. Carver Federal has unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal (including, but not limited to, automobile loans, unsecured loans, lines of credit and credit card debts), which obligations remain outstanding as of the date of this Form 10-K. Since January 2000, the St. Rose Action has been largely inactive. The parties have had intermittent settlement discussions but have not reached an agreement. If the parties do not reach a settlement, Carver Federal intends to continue to defend the St. Rose Action vigorously.

         Carver Federal is also a defendant in an action brought by Ralph Williams (the "Williams Action") and an action brought by Janice Pressley (the "Pressley Action" and, together with the Williams Action, the "Actions") both of which arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors of Northeastern and plaintiff Pressley is a former treasurer of Northeastern.

         Northeastern was a federal credit union and it maintained accounts with Carver Federal and with other banks in the New York metropolitan area. Plaintiffs' complaints (which are virtually identical) allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. On or about November 22, 2000, Williams filed his pro se complaint in the United States District Court, District of Columbia, against the NCUA, Carver Federal, JPMorgan Chase Bank (formerly Chase Manhattan Bank) ("Chase"), Astoria Federal Savings and Loan Association and Reliance Federal Savings Bank (Carver Federal with the last three defendants, collectively the "Bank Defendants") seeking damages in the amount of $1 million plus certain additional unspecified amounts. On or about November 22, 2000, plaintiff Pressley filed her pro se action in the United States District Court, District of Columbia, against the same defendants seeking unspecified compensatory and punitive damages. Williams seeks damages for the allegedly "unauthorized" or "invalid" actions of the NCUA Board of Directors in taking control of Northeastern as well as damages for discrimination and civil rights violations. Pressley seeks damages based on identical allegations except that she also alleges certain claims of employment discrimination. While the bulk of both complaints relate to the action of the NCUA Board of Directors, the plaintiffs advance two allegations against the Bank Defendants, including Carver Federal. First, plaintiffs allege that the Bank Defendants "collaborated with the NCUA Board of Directors" in violating unspecified constitutional and privacy rights. Second, plaintiffs allege that the Bank Defendants engaged in discrimination.

On or about December 15, 2000, defendant Chase moved to consolidate the Actions. In anticipation of that consolidation, the Bank Defendants filed a joint motion to dismiss both complaints arguing that both Actions are barred by principles of res judicata and both complaints fail to state claims on which relief can be granted. The Bank Defendants' motion to dismiss was denied without prejudice insofar as it applied to the Williams Action solely for the reason that it was a motion addressed to both Actions prior to the issuance of an order consolidating these cases. The Bank Defendants have refiled their motion to dismiss the Williams Action and it is sub judice. If the motion to dismiss is not granted, Carver Federal intends to defend the Williams Action vigorously. On September 20, 2001, the Court granted the Bank Defendants' motion to dismiss the Pressley Action. Pressley has appealed the dismissal. Carver Federal is vigorously opposing the appeal.

         On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark") filed suit against Carver Federal and individual defendants in the Supreme Court of the State of New York, County of New York. Clark is the former President and Chief Executive Officer of Carver Federal. Clark claimed that the defendants should be forced to obtain approval from the OTS to pay severance benefits that Clark believes Carver Federal owes him under an employment agreement. Carver Federal sought injunctive relief and asserted claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, Carver Federal and the individual defendants moved to dismiss the complaint in its entirety based on documentary evidence and for failure to state a cause of action. By Decision and Order entered November 27, 2001, the Court granted that motion to the extent of dismissing the first cause of action for breach of contract against all of the individual defendants and dismissing the second cause of action based on estoppel theories as against all the defendants. Carver Federal appealed the Decision and Order insofar as it did not dismiss the complaint in its entirety. On September 26, 2002, the Appellate Division of the Supreme Court reversed the lower court and granted Carver Federal's motion in its entirety. Clark did not appeal that decision and his time to do so has expired.

         In or about November 2001, Monique Barrow filed an action against Carver Federal in the United States District Court for the Southern District of New York alleging that Carver Federal's termination of her employment constituted a violation of the federal Family and Medical Leave Act, 29 U.S.C. ss. 2601, et seq., the New York State Human Rights Law, N.Y. Executive ss.296 ET SEQ., and the New York City Human Rights Law, N.Y.C. Administrative Code ss. 8-101 et seq. Ms. Barrow seeks back pay, front pay and benefits with interest in an amount not less than $5 million, and punitive, liquidated and other compensatory damages in an amount not less than $10 million. Carver Federal has answered the complaint denying any liability. Carver Federal obtained an order providing for expedited discovery on liability issues. Carver Federal has completed its discovery and has requested permission to make a motion for summary judgment. Carver Federal intends to make that motion as soon as permission is received.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Holding Company held its Annual Meeting on February 4, 2003 for the fiscal year ended March 31, 2002.

         The purpose of the Annual Meeting was to vote on the following proposals:

         1.       The election of three directors for terms of three years each;
                  and

         2. The ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ended March 31, 2003.

The results of voting were as follows:

Proposal 1:           Election of Directors:
                      Holding Company Nominees
                      Carol Baldwin Moody                                         For         2,288,900
                                                                                  Withheld    12,215

                      Edward B. Ruggiero                                          For         2,288,761
                                                                                  Withheld    12,354

                      Strauss Zelnick                                             For         2,288,980
                                                                                  Withheld    12,135

Proposal 2:           Ratification of Appointment of Independent Auditors         For         2,284,851
                                                                                  Against     15,675
                                                                                  Abstain     589

         In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual
Meeting: Pazel G. Jackson, Jr., David L. Hinds, Frederick O. Terrell, Robert Holland, Jr. and Deborah C. Wright.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Holding Company's common stock is listed on the American Stock Exchange under the symbol "CNY." As of May 31, 2003, there were 2,286,133 shares of the common stock outstanding, held by approximately 1,073 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

                               High       Low        Dividend                             High       Low       Dividend
                               ----       ---        --------                             ----       ---       --------
      Fiscal Year 2003                                           Fiscal Year 2002

      June 30, 2002           $13.10      $11.31      $   --     June 30, 2001          $ 9.18      $ 8.60      $   --
      September 30, 2002      $12.15      $ 9.83      $   --     September 30, 2001     $10.13      $ 8.15      $   --
      December 31, 2002       $11.27      $ 9.08      $ 0.05     December 31, 2001      $ 9.80      $ 8.64      $   --
      March 31, 2003          $14.54      $11.13      $ 0.05     March 31, 2002         $11.49      $ 9.60      $ 0.05

      On January 9, 2003, the Holding Company's Board of Directors announced the establishment of a quarterly cash dividend in an amount to be determined each quarter. As such, the Board of Directors declared two separate cash dividends of $0.05 per common share for the third and fourth quarters of fiscal 2003. They were paid on or about February 7, 2003 and May 19, 2003, respectively, to common stockholders of record at the close of business on January 20, 2003 and May 5, 2003, respectively. In each of the past five fiscal years other than fiscal 2003 the Company has paid an annual $0.05 per common share cash dividend.

      The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                      At or for the Fiscal Year Ended March 31,
                                                     -------------------------------------------------------------------------
                                                       2003           2002           2001             2000              1999
                                                     --------       --------       ---------        ---------        ---------
                                                                     (Dollars in thousands, except per share data)
Selected Financial Condition Data
Assets                                               $509,845       $450,306       $ 424,500        $ 420,119        $ 416,483
Loans, net                                            292,738        289,710         283,437          270,148          270,522
Securities                                            164,750        105,464          87,788          104,177           96,502
Cash and cash equivalents                              23,160         34,851          31,758           22,202           21,321
Deposits                                              347,164        324,954         279,424          281,941          276,999
Borrowed funds                                        108,996         75,651         105,600           98,578          102,038
Stockholders' equity                                   41,073         36,742          32,096           32,641           31,175
Number of Deposit accounts                             41,220         41,200          44,751           54,597           58,113
Number of offices                                           5              5               5                7                7

Operating Data:
Interest income                                        27,378         28,254          28,307           27,367           28,473
Interest expense                                        8,983         12,047          14,278           14,009           14,815
                                                     --------       --------       ---------        ---------        ---------
Net interest income taxes                              18,395         16,207          14,029           13,358           13,658
Provision for loan losses                                  --            900           1,793            1,099            4,029
                                                     --------       --------       ---------        ---------        ---------
Net interest income after provision for loan losses    18,395         15,307          12,236           12,259            9,629
Non-interest income                                     3,161          4,485           2,934            2,539            2,382
Non-interest expense                                   14,692         14,198          15,461           15,823           17,963
                                                     --------       --------       ---------        ---------        ---------
Income (loss) before income taxes                       6,864          5,594            (291)          (1,025)          (5,952)
Income tax (benefit)                                    3,033            881              98              110           (1,499)
                                                     --------       --------       ---------        ---------        ---------
Net income (loss)                                    $  3,831       $  4,713       $    (389)       $  (1,135)       $  (4,453)
                                                     ========       ========       =========        =========        =========
Diluted earnings (loss) per common share             $   1.52       $   1.89       $   (0.26)       $   (0.53)       $   (2.02)
                                                     ========       ========       =========        =========        =========

Selected Statistical Data:
Return on average assets (1)(3)                          0.83%          1.11%          (0.07)%          (0.27)%          (1.05)%
Return on average equity (2)(3)                          9.77          13.78           (0.89)           (3.29)          (12.70)
Net interest margin (4)                                  4.26           4.05            3.61             3.47             3.43
Average interest rate spread (5)                         4.08           3.92            3.48             3.38             3.29
Efficiency ratio (3)(6)                                 68.16          77.89           96.93           104.31           112.02
Operating expense to average assets (3)(7)               3.18           3.33            3.72             3.82             4.22
Equity to total assets at end of period                  8.06           8.16            7.56             7.77             7.49
Average equity to average assets                         8.48           8.03            7.85             8.33             8.24
Dividend payout ratio (8)                                3.19           2.55          (17.24)           (5.17)           (2.60)
Book value                                           $  16.26       $  14.72       $   13.03        $   14.28        $   14.13

Asset Quality Ratios:
Non-performing assets to total assets (9)                0.36%          0.63%           0.71%            0.73%            1.15%
Non-performing assets to total loans receivable (9)      0.61           0.96            1.04             1.12             1.66
Allowance for loan losses to total loans receivable      1.40           1.41            1.24             1.07             1.48

(1)   Net income divided by average total assets

(2)   Net income divided by average total equity

(3) For fiscal 1999, excluding non-recurring expenses amounting to $7.8 million, the return on average assets, return on average equity, operating expenses to average assets and efficiency ratio were 0.24%, 2.85%, 2.98%, and 78.94%, respectively.

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

(10) Total stockholders' equity divided by diluted weighted average shares outstanding.

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

Discussion of Market Risk--Interest Rate Sensitivity Analysis

      As a financial institution, the Bank's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of Carver's interest-bearing liabilities and virtually all of Carver's interest-earning assets are located at the Bank, most of Carver's interest rate risk ("IRR") exposure lies at the Bank level. As a result, all significant IRR management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

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

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver had a negative one-year gap equal to 6.26% of total rate sensitive assets at March 31, 2003, as a result of which its net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

      The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver as of March 31, 2003. Maturity repricing dates have been projected by applying prepayment rates which management believes are appropriate. The information presented in the following table is derived in part from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                                                      Over One
                                             Three or     Four to      Through      Over Three    Over Five      Over
                                               Less       Twelve        Three         Through      Through       Ten
                Months                        Months      Months        Years        Five Years   Ten Years      Years     Total
----------------------------------------     --------    --------     ---------     -----------   ---------    --------   --------
                                                                          (Dollars in thousands)
Rate Sensitive Assets:
Loans and Mortgage Backed Securities (1)      $28,823    $  82,424     $  77,738      $ 67,665     $ 46,680    $119,504   $422,834
Federal Funds Sold                              5,500           --            --            --           --          --      5,500
Investment Securities                          14,011        8,105        16,655            --           --       5,812     44,583
                                              -------    ---------     ---------      --------     --------    --------   --------
Total interest-earning assets                 $48,334    $  90,529     $  94,393      $ 67,665     $ 46,680    $125,316   $472,917
                                              =======    =========     =========      ========     ========    ========   ========

Rate Sensitive Liabilities:
NOW accounts                                  $ 1,287    $     884     $   1,950      $  1,607     $  7,159    $  5,303   $ 18,190
Savings Accounts                                3,738        7,964        14,711        14,735       30,344      57,443    128,935
Money market accounts                           1,565        7,092         2,501         1,775        3,197       4,605     20,735
Certificate of Deposits                        27,667      100,001        22,879        12,218           --          --    162,765
Borrowings                                     11,750        6,500        59,047        28,134        3,565          --    108,996
                                              -------    ---------     ---------      --------     --------    --------   --------
Total interest-bearing liabilities            $46,007    $ 122,441     $ 101,088      $ 58,469     $ 44,265    $ 67,351   $439,621
                                              =======    =========     =========      ========     ========    ========   ========

Interest Sensitivity Gap                      $ 2,327    ($ 31,912)    ($  6,695)     $  9,196     $  2,415    $ 57,965   $ 33,296

Cumulative Interest Sensitivity Gap           $ 2,327    ($ 29,585)    ($ 36,280)     ($27,084)    ($24,669)   $ 33,296         --
Ratio of Cumulative Gap to Total Rate
Sensitive assets                                 0.49%      -6.26%        -7.67%        -5.73%       -5.22%        7.04%        --

(1)   Includes securities available-for-sale.

      The table above assumes that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

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

      Presented below, as of March 31, 2003, is an analysis of the Bank's IRR as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the Bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.

                                                Net Portfolio Value               NPV as a % of PV of Assets
                                     -------------------------------------        --------------------------
              Change in Rate         $ Amount      $ Change       % Change        NPV Ratio          Change
              --------------         --------      --------       --------        ---------         --------
                                                             (Dollars in thousands)
                  +300 bp              66,134       -9,080           -12%           12.69%          -121 bp
                  +200 bp              70,004       -5,209            -7%           13.24%          - 66 bp
                  +100 bp              72,874       -2,339            -3%           13.62%          - 28 bp
                     0 bp              75,213           --            --            13.90%               --
                 (100) bp              77,241        2,028             3%           14.12%          +  22bp

                                                              March 31, 2003
                                                              --------------
Risk Measures: +200 BP Rate Shock
Pre-Shock NPV Ratio: NPV as % of PV of Assets                      13.90%
Post-Shock NPV Ratio                                               13.24%
Sensitivity Measure; Decline in NPV Ratio                          -66 bp

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

                                                          At March 31, 2003            Year Ended March 31, 2003
                                                       --------------------       ---------------------------------
                                                                     Average       Average
                                                        Balance       Yield        Balance      Interest       Yield
                                                       --------      ------       --------      -------      ------
                                                                          (Dollars in thousands)
Interest-earning Assets:
Loans (1)                                              $292,738        7.62%      $282,439      $21,182        7.50%
Investment securities (2)                                44,212        3.61%        36,660        1,614        4.40%
Mortgage-backed securities                              126,813        4.23%        93,002        4,282        4.60%
Federal funds                                             5,500        3.00%        19,744          300        1.52%
                                                       --------      ------       --------      -------      ------
  Total interest-earning assets                         469,263        6.28%       431,845       27,378        6.34%
Non-interest-earning assets                              40,582                     30,414
                                                       --------                   --------
  Total assets                                         $509,845                   $462,259
                                                       ========                   ========

Interest-bearing Liabilities:
Deposits:
    Checking                                           $ 18,190        0.52%      $ 18,138          130        0.72%
    Savings and clubs                                   128,935        1.06%       127,004        1,477        1.16%
    Money market accounts                                20,735        0.91%        16,747          189        1.13%
    Certificates of deposit                             162,765        2.15%       155,187        3,964        2.55%
                                                       --------      ------       --------      -------      ------
  Total deposits                                        330,625        1.56%       317,076        5,760        1.82%
Borrowed money                                          108,996        3.38%        80,861        3,223        3.99%
                                                       --------      ------       --------      -------      ------
  Total deposits and interest-bearing liabilities       439,621        2.01%       397,937        8,983        2.26%
Non-interest-bearing liabilities:
    Checking                                             16,539                     15,234
    Other liabilities                                    12,612                      9,880
                                                       --------                   --------
  Total liabilities                                     468,772                    423,051
Stockholders' equity                                     41,073                     39,208
                                                       --------                   --------
  Total liabilities and stockholders' equity           $509,845                   $462,259
                                                       ========                   ========
Net interest income                                                                             $18,395
                                                                                                =======

Average interest rate spread                                           4.27%                                   4.08%
                                                                     ======                                  ======

Net interest margin                                                    4.36%                                   4.26%
                                                                     ======                                  ======
Ratio of average interest-earning assets to
  interest-bearing liabilities                                       106.74%                                 108.52%
                                                                     ======                                  ======

(1)   Includes non-accrual loans.

(2)   Includes FHLB stock.

                                                                             Year Ended March 31,
                                                -------------------------------------------------------------------------
                                                               2002                                    2001
                                                ----------------------------------      ---------------------------------
                                                 Average                                Average
                                                 Balance     Interest       Yield       Balance      Interest      Yield
                                                --------      -------      -------      --------     --------     -------
                                                                          (Dollars in thousands)
Interest-earning Assets:
Loans (1)                                       $297,130      $22,586        7.60%      $278,264      $21,398        7.69%
Investment securities (2)                         38,505        2,324        6.04%        43,350        2,874        6.63%
Mortgage-backed securities                        50,450        2,918        5.78%        48,899        3,012        6.16%
Federal funds                                     13,662          426        3.12%        18,256        1,023        5.60%
                                                --------      -------      ------       --------      -------      ------
  Total interest-earning assets                  399,747       28,254        7.07%       388,769       28,307        7.28%
Non-interest-earning assets                       26,177                                  27,127
                                                --------                                --------
  Total assets                                  $425,924                                $415,896
                                                ========                                ========

Interest-bearing Liabilities:
Deposits:
    Checking                                    $ 21,114          237        1.12%      $ 15,926          253        1.59%
    Savings and clubs                            126,065        2,342        1.86%       137,305        3,051        2.22%
    Money market accounts                         16,181          302        1.87%        17,598          412        2.34%
    Certificates of deposit                      133,624        5,246        3.93%        94,006        4,740        5.04%
                                                --------      -------      ------       --------      -------      ------
  Total deposits                                 296,984        8,127        2.74%       264,835        8,456        3.19%
Borrowed money                                    78,153        3,920        5.02%        99,783        5,822        5.84%
                                                --------      -------      ------       --------      -------      ------
  Total interest-bearing liabilities             375,137       12,047        3.21%       364,618       14,278        3.92%
Non-interest-bearing liabilities:
    Checking                                       7,781                                  11,568
    Other liabilities                              8,809                                   7,072
                                                --------                                --------
Total liabilities                                391,727                                 383,258
Stockholders' equity                              34,197                                  32,638
                                                --------                                --------
Total liabilities and stockholders' equity      $425,924                                $415,896
                                                ========                                ========
Net interest income                                           $16,207                                 $14,029
                                                              =======                                 =======

Interest rate spread                                                         3.86%                                   3.36%
                                                                           ======                                  ======

Net interest margin                                                          4.05%                                   3.61%
                                                                           ======                                  ======

Ratio of avg interest-earning assets to
  interest-bearing liabilities                                             106.56%                                 106.62%
                                                                           ======                                  ======

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

                                                                                   Year Ended March 31,
                                                         -------------------------------------------------------------------------
                                                                    2003 vs. 2002                         2002 vs. 2001
                                                              Increase (Decrease) due to              Increase (Decrease) due to
                                                         ---------------------------------       ---------------------------------
                                                          Volume       Rate         Total         Volume        Rate        Total
                                                         -------     -------       -------       -------       -------     -------
                                                                                   (Dollars in thousands)
Interest-earning assets:
Loans                                                    ($1,102)      ($302)      ($1,404)      $ 1,434         ($246)    $ 1,188
Investment securities                                        (81)       (629)         (710)         (292)         (258)       (550)
Mortgage-backed securities                                 1,959        (595)        1,364            89          (184)        (94)
Federal funds                                                 92        (218)         (126)         (143)         (454)       (597)
                                                         -------     -------       -------       -------       -------     -------
    Total interest earning assets                            868      (1,744)         (876)        1,088        (1,142)        (53)
                                                         -------     -------       -------       -------       -------     -------

Interest-bearing liabilities:
Checking                                                     (21)        (85)         (106)           58           (74)        (16)
Savings and clubs                                             11        (876)         (865)         (209)         (500)       (709)
Money Market accounts                                          6        (119)         (113)          (26)          (84)       (110)
Certificates of deposit                                      551      (1,834)       (1,283)        1,555        (1,049)        506
                                                         -------     -------       -------       -------       -------     -------
    Total deposits                                           547      (2,914)       (2,367)        1,378        (1,707)       (329)
Borrowed money                                               107        (804)         (697)       (1,085)         (817)     (1,902)
                                                         -------     -------       -------       -------       -------     -------
    Total deposits and interest-bearing liabilities          654      (3,718)       (3,064)          293        (2,524)     (2,231)
                                                         -------     -------       -------       -------       -------     -------

Net change in net interest income                        $   214     $ 1,974       $ 2,188       $   795       $ 1,382     $ 2,178
                                                         =======     =======       =======       =======       =======     =======

Comparison of Financial Condition at March 31, 2003 and 2002

      At March 31, 2003, total assets increased by $59.5 million, or 13.2%, to $509.8 million, compared to $450.3 million at March 31, 2002. The increase in total assets was primarily attributable to increases in total securities. Total securities at March 31, 2003 increased $60.1 million to $165.6 million from $105.5 million at March 31, 2002, reflecting a $39.2 million increase in available-for-sale securities and a $20.9 million increase in held-to-maturity securities. In November 2002, the Bank transferred $22.8 million of mortgage-backed and other securities from available-for-sale to held-to-maturity. The increase in available-for-sale securities, excluding securities transferred to held-to-maturity, primarily reflects purchases of $91.1 million substantially offset by $28.7 million in principal repayments, maturities and calls and a $686,000 increase in the market value of the portfolio. The increase in held-to-maturity securities reflects securities transferred from available-for-sale of $22.8 million and purchases of $4.1 million offset by principal payments and maturities of $6.6 million. Available-for-sale securities represented 77.9% of the total securities portfolio at March 31, 2003, compared to 85.2% at March 31, 2002.

      Loans receivable, net, increased by $3.0 million, or 1.0%, to $292.7 million, compared to $289.7 million one year ago. The loan growth during fiscal 2003 represented loan originations of $59.6 million and loan purchases of $42.3 million, offset by principal repayments of $96.4 million and loans sold to Fannie Mae of $2.5 million. The increase in mortgage loan principal repayments, originations and purchases in fiscal 2003 and fiscal 2002 is primarily a result of the lower interest rate environment during both fiscal years which has increased the level of mortgage refinance activity.

      At March 31, 2003, total liabilities increased $55.2 million, or 13.3%, to $468.8 million, compared to $413.6 million at March 31, 2002. Deposits increased $22.2 million, or 6.8%, to $347.2 million at March 31, 2003 from $325.0 million at March 31, 2002. The increase in deposits was primarily attributable to increases of $11.4 million in certificates of deposit, of which $5.0 was an individual government deposit, $5.5 million in money market accounts, $3.1 million in demand accounts and $2.2 million in regular savings and club accounts. Advances from the FHLB-NY and other borrowed money increased $33.3 million, or 44.1%, to $109.0 million at March 31, 2003, from $75.7 million one year ago.

      At March 31, 2003, stockholders' equity increased $4.3 million, or 11.8%, to $41.1 million, compared to $36.7 million at March 31, 2002. The increase in stockholders' equity was primarily attributable to net income of $3.8 million, other comprehensive income, net of taxes, of $634,000 and the amortization of the allocated portion of shares held by the Carver Federal Employee Stock Ownership Plan of $152,000. These increases were partially offset by a net increase in treasury stock holdings of $52,000 and dividends declared of $313,000. The Bank's capital levels meet regulatory requirements of a well capitalized financial institution.

Comparison of Operating Results For The Years Ended March 31, 2003 and 2002

Net Income

      The Bank reported net income for fiscal 2003 of $3.8 million, compared to $4.7 million for the prior fiscal year. Net income available to common stockholders for fiscal 2003 was $3.6 million, or $1.52 per diluted common share, compared to $4.5 million, or $1.89 per diluted common share, for fiscal 2002. The decrease in net income was primarily due to a $2.2 million increase in federal income taxes, a $1.3 million decrease in non-interest income and a $494,000 increase in non-interest expense partially offset by a $2.2 million improvement in net interest income and a $900,000 decrease in the provision for loan losses.

Interest Income

      Interest income for fiscal 2003 was $27.4 million, a decrease of $876,000, or 3.1%, from the prior year. The average balance of interest-earning assets increased to $431.8 million for fiscal 2003 from $399.7 million for the prior year. This increase was more than offset by a decline in the average yield on interest-earning assets to 6.34% for fiscal 2003, compared to 7.07% for fiscal 2002.

      Interest income on loans decreased by $1.4 million, or 6.2%, to $21.2 million for fiscal 2003 compared to $22.6 million for fiscal 2002. The decrease in interest income from loans reflects a decrease of $14.7 million, or 4.9%, in the average balance of loans to $282.4 million for fiscal 2003 compared to $297.1 million for fiscal 2002, coupled with a 10 basis point decrease in the average rate earned on loans to 7.50% for fiscal 2003 from 7.60% for the prior year. The decrease in the average balance of loans reflects amortization of prepayments in excess of originations and purchases. The decline in the average rate earned on loans was principally due to the downward pricing on loan products during the continuing declining interest rate environment during fiscal 2003.

      Interest income on mortgage-backed securities increased by $1.4 million, or 46.7%, to $4.3 million for fiscal 2003, compared to $2.9 million for the prior year, reflecting an increase of $42.6 million in the average balance of mortgage-backed securities to $93.0 million for fiscal 2003 compared to $50.5 million for fiscal 2002. The increase in the average balance of such securities was due to the utilization of part of the proceeds received from increased borrowings and deposits, coupled with the redeployment of mortgage loan principal repayments, to purchase mortgage-backed securities. This increase was partially offset by a 118 basis point decrease in the average rate earned on mortgage-backed securities to 4.60% from 5.78%.

      Interest income on investment securities decreased by approximately $710,000, or 30.6%, to $1.6 million for fiscal 2003, compared to $2.3 million for the prior year. The increase in interest income on investment securities reflects a 164 basis point decrease in the average rate earned on investment securities to 4.40% from 6.04% and a decrease of $1.8 million in the average balance of investment securities to $36.7 million for fiscal 2003 compared to $38.5 million for fiscal 2002.

      Interest income on federal funds decreased $126,000, to $300,000 for fiscal 2003, compared to $426,000 for the prior year. The decrease is attributable to a 160 basis point decrease in the average rate earned on federal funds, partially offset by a $6.1 million increase in the average balance of federal funds.

Interest Expense

      Interest expense decreased by $3.1 million, or 25.4%, to $9.0 million for fiscal 2003, compared to $12.0 million for the prior year. The decrease in interest expense reflects a decline of 95 basis points in the average cost of interest-bearing liabilities. This decline in average rate paid was partially offset by a $22.8 million increase in the average balance of interest-bearing liabilities to $397.9 million in fiscal 2003 from $375.1 million in fiscal 2002. The increase in the average balance of interest-bearing liabilities in fiscal 2003 compared to fiscal 2002 was due to increases in the average balance of interest-bearing deposits and, to a lesser extent, increases in the average balance of borrowed money.

      Interest expense on deposits decreased $2.4 million, or 29.1%, to $5.8 million for fiscal 2003, compared to $8.1 million for the prior year. This decrease is attributable to a 92 basis point decrease in the cost of average deposits partially offset by a $20.1 million, or 6.8%, increase in the average balance of interest-bearing deposits to $317.1 million for fiscal 2003, compared to $297.0 million for fiscal 2002. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit of $21.6 million, or 16.1%. The increase in average interest-bearing deposits was achieved through increased retail production brought about by enhanced marketing efforts. The decrease in the average rate paid on deposits was principally due to the declining interest rate environment experienced in fiscal 2003.

      Interest expense on borrowed money decreased by $697,000, or 17.8%, to $3.2 million for fiscal 2003, compared to $3.9 million for the prior year. The decrease in interest expense on borrowed money for fiscal 2003 reflects a decrease of 103 basis points in the average cost of borrowed money partially offset by a $2.7 million increase in the average balance of borrowed money. The decrease in average cost of borrowings was due to the continued declining interest rate environment experienced during fiscal 2003.

Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. Our net interest income is significantly impacted by changes in interest rate and market yield curves. See "Discussion of Market Risk--Interest Rate Sensitivity Analysis" for further discussion on the potential impact of changes in interest rates on our results of operations.

      Net interest income before the provision for loan losses increased $2.2 million, or 13.5%, to $18.4 million for fiscal 2003 compared to $16.2 million for the prior year. Net interest income benefited from a general interest rate decline, as well as an increase in deposits. This benefit was partially offset by an increase in borrowed money, a decrease in loan originations and average loan balances and accelerated prepayments of mortgage-backed securities. The 95 basis point decrease in the cost of interest-bearing liabilities used to fund interest-earning assets, coupled with a 73 basis point decrease in the return on average interest-earning assets, contributed to a 22 basis point increase in the interest rate spread to 4.08% for fiscal 2003, compared to 3.86% for the prior year. The net interest margin increased to 4.26% for fiscal 2003, compared to 4.05% for fiscal 2002.

Provision for Loan Losses

      For fiscal 2003 there were no provisions recorded for loan losses, compared to $900,000 for fiscal 2002. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the volume and type of lending conducted, the Bank's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market. Management believes that the decrease in provisions for loan losses was warranted by the decreases in charge-offs and non-performing assets.

      During fiscal 2003, the Bank had net recoveries of approximately $30,000, compared to net charge-offs of $323,000 for fiscal 2002. At March 31, 2003, non-performing loans totaled $1.8 million, or 0.6% of total loans, compared to $2.8 million, or 1.0% of total loans, at March 31, 2002. At March 31, 2003, the Bank's allowance for loan losses was $4.2 million compared to $4.1 million at March 31, 2002, resulting in a ratio of the allowance to non-performing loans of 230.7% at March 31, 2003, compared to 146.2% at March 31, 2002, and a ratio of allowance for possible loan losses to total loans of 1.40% and 1.41% at March 31, 2003 and March 31, 2002, respectively. Management believes the Company's reported allowance for loan loss at March 31, 2003 is both appropriate in the circumstances and adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Business--General Description of Business--Asset Quality" and Note 1 to the Consolidated Financial Statements.

Non-Interest Income

      Non-interest income is composed of loan fees and service charges, gains or losses from the sale of securities and certain other items, fee income for banking services and miscellaneous non-interest income. Non-interest income decreased $1.3 million, or 29.5%, to $3.2 million for fiscal 2003, compared to $4.5 million for fiscal 2002. Despite increases in fees and charges for deposits and loans, non-interest income decreased due to the inclusion in fiscal 2002 of $1.4 million relating to the sale of securities, $987,000 relating to the sale of the Bank's East New York branch and the loss $101,000 from the sale of the Bank's automobile loan portfolio.

      Excluding the income and loss from sales of securities, loans and deposits, total non-interest income increased by $961,000, or 43.7%, compared to fiscal 2002. Loan fees and service charges amounted to $1.3 million for fiscal 2003, a $655,000, or a 95.5%, increase from the prior year. The increase in loan fees and service charges is primarily attributable to substantially higher mortgage prepayment penalties, primarily resulting from multifamily borrowers prepaying due to the lower interest rate environment, and a restructuring of the Bank's loan fees in the second quarter of fiscal 2003. Depository fees and charges increased $316,000, or 21.1%, to $1.8 million for fiscal 2003 from $1.5 million for fiscal 2002. The increase in depository fees primarily relates to increased ATM fees and the restructuring of the Bank's service charges in the second quarter of fiscal 2003.

Non-Interest Expense

      Non-interest expense increased by $494,000, or 3.5%, to $14.7 million for fiscal 2003, compared to $14.2 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $307,000 in net occupancy and equipment expenses and $269,000 in salaries and employee benefits, slightly offset by a decrease of $82,000 in other non-interest expense. The increase in net occupancy and equipment expenses are related to the opening of the Malcolm X Blvd. branch in September 2001 and the renovation of an existing branch facility which resulted in increases in maintenance contracts, building taxes and water and sewer expense. The increase in salaries and employee benefits was primarily attributable to increased compensation resulting from the Bank being able to successfully fill key management positions including the Chief Operating Officer, Chief Financial Officer, Chief Lending Officer and Chief Credit Officer positions.

Income Tax Expense

      Income tax expense was approximately $3.0 million for fiscal 2003, a $2.2 million, or 244.3%, increase from $881,000 for fiscal 2002, reflecting the benefit of the Bank's tax loss carryforward utilized in fiscal 2002 coupled with higher pre-tax income in fiscal 2003. During the fourth quarter of fiscal year 2002, the Bank fully utilized its tax loss carryforward resulting from prior period losses and began to accrue for federal taxes. The effective tax rate in fiscal 2003 was 44.2% compared to 15.7% in fiscal 2002.

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

Provision for Loan Losses

      Provision for loan losses decreased by $893,000 or 49.8%, to $900,000, for fiscal 2002, compared to $1.8 million for fiscal 2001. When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available at such time relating to the volume and type of lending conducted, the Bank's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market. The provision for loan losses for fiscal 2002 represents the amount required to maintain the allowance for loan losses at the level required by the Company's policy. During fiscal 2002, the Bank charged-off approximately $323,000 of loans as compared to $1.2 million for fiscal 2001. At March 31, 2002, non-performing loans totaled $2.8 million, or 1.0% of total loans, compared to $2.5 million, or 0.9% of total loans, at March 31, 2001. At March 31, 2002, the Bank's allowance for loan losses was $4.1 million compared to $3.6 million at March 31, 2001, resulting in a ratio of the allowance to non-performing assets of 146.2% at March 31, 2002, compared to 118.6% at March 31, 2001, and a ratio of allowance for possible loan losses to total loans of 1.41% and 1.24% at March 31, 2002 and March 31, 2001, respectively.

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

      Congress eliminated the statutory liquidity requirement which required federal savings banks to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the OTS, the Bank's primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy. At March 31, 2003, the Bank's liquidity ratio was 1.4%. The Bank's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Bank's operating, investing and financing activities during any given period. At March 31, 2003 and 2002, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $45.3 million and $50.0 million, respectively.

      The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2003, cash and cash equivalents decreased by $11.7 million. Net cash used in operating activities was $1.0 million, representing primarily the results of operations adjusted for depreciation and amortization and the provision for loan losses. Net cash used in investing activities was $65.8 million, which was primarily the result of purchases of loans and securities and originations of loans partially offset by repayments and maturities of loans and securities. Net cash provided by financing activities was $55.1 million, reflecting primarily net increases in deposits and borrowed money.

Regulatory Capital Position

      The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Regulation and Supervision--Federal Banking Regulation--Capital Requirements."

      The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2003, the Bank had tangible, core, and total risk-based capital ratios of 7.8%, 7.8% and 14.0%, respectively.

      The following table reconciles the Bank's stockholders' equity at March 31, 2003 under accounting principles generally accepted in the United States of America to regulatory capital requirements.

                                                                                       Regulatory Capital Requirements
                                                                           -----------------------------------------------------
                                                                              GAAP       Tangible       Leverage      Risk-Based
                                                                            Capital      Capital        Capital        Capital
                                                                           --------      --------       --------      ----------
                                                                                                  (In thousands)
      Stockholders' Equity at March 31, 2003 (1)                           $ 40,653      $ 40,653       $ 40,653       $ 40,653

      Add:
         General valuation allowances                                                          --             --          3,885
      Deduct:
         Unrealized loss (gain) on securities available-for-sale, net                        (750)          (750)          (750)
         Excess of cost over net assets acquired                                             (178)          (178)          (178)
                                                                                         --------       --------       --------
      Regulatory Capital                                                                   39,725         39,725         43,610
      Minimum Capital requirement                                                           7,628         20,341         24,844
                                                                                         --------       --------       --------
      Regulatory Capital Excess                                                          $ 32,097       $ 19,384       $ 18,766
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             LETTERHEAD OF KPMG LLP

                          Independent Auditor's Report

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

      We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


KPMG  LLP
New York, New York
June 24, 2003

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


/s/ Deborah C. Wright                           /s/ William C. Gray
-------------------------------------           --------------------------------
Deborah C. Wright                               William C. Gray
President and Chief Executive Officer           Senior Vice President and
                                                Chief Financial Officer

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                                                   March 31,
                                                                                                            ----------------------
                                                                                                               2003         2002
                                                                                                            ---------    ---------
ASSETS
    Cash and cash equivalents:
    Cash and due from banks                                                                                 $  17,660    $  13,751
    Federal Funds sold                                                                                          5,500       21,100
                                                                                                            ---------    ---------
         Total cash and cash equivalents                                                                       23,160       34,851
                                                                                                            ---------    ---------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $124,954 at March 31, 2003 and $76,720 at March 31, 2002)                                              129,055       89,821
     Held-to-maturity, at amortized cost (including pledged as collateral of $35,138 at March 31, 2003 and $15,549 at March 31, 2002; fair value of $37,543 at March 31, 2003 and $15,716
        at March 31, 2002)                                                                                     36,530       15,643
                                                                                                            ---------    ---------
          Total securities                                                                                    165,585      105,464
                                                                                                            ---------    ---------
Loans receivable:
     Real estate mortgage loans                                                                               294,710      291,510
     Consumer and commercial business loans                                                                     2,186        2,328
     Allowance for loan losses                                                                                 (4,158)      (4,128)
                                                                                                            ---------    ---------
          Total loans receivable, net                                                                         292,738      289,710
                                                                                                            ---------    ---------
Office properties and equipment, net                                                                           10,193       10,251
Federal Home Loan Bank of New York stock, at cost                                                               5,440        3,763
Accrued interest receivable                                                                                     3,346        2,804
Identifiable intangible asset, net                                                                                178          391
Other assets                                                                                                    9,205        3,072
                                                                                                            ---------    ---------
          Total assets                                                                                      $ 509,845    $ 450,306
                                                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                               $ 347,164    $ 324,954
     Advances from the Federal Home Loan Bank of New York and other borrowed money                            108,996       75,651
     Other liabilities                                                                                         12,612       12,959
                                                                                                            ---------    ---------
          Total liabilities                                                                                   468,772      413,564
                                                                                                            ---------    ---------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                                          1            1
     Common stock (par value $0.01 per share: 5,000,000 shares authorized; 2,316,358 shares issued;
       2,296,960 and 2,300,896 outstanding at March 31, 2003  and March 31, 2002, respectively)                    23           23
     Additional paid-in capital                                                                                23,781       23,756
     Retained earnings                                                                                         16,712       13,194
     Unallocated common stock held by employee stock ownership plan ("ESOP")                                      --         (152)
     Unamortized awards of common stock under  management recognition plan ("MRP")                                 (4)         (58)
     Treasury stock, at cost (19,398 shares at March 31, 2003 and 15,489 at March 31, 2002)                      (190)        (138)
     Accumulated other comprehensive income                                                                       750          116
                                                                                                            ---------    ---------
          Total stockholders' equity                                                                           41,073       36,742
                                                                                                            ---------    ---------
     Total liabilities and stockholders' equity                                                             $ 509,845    $ 450,306
                                                                                                            =========    =========

See accompanying notes to consolidated financial statements.

                    CARVER BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                                                  For the Year Ended March 31,
                                                              -------------------------------------
                                                                2003          2002           2001
                                                              --------      --------       --------
Interest income:
   Loans                                                      $ 21,182      $ 22,586       $ 21,398
   Mortgage-backed securities                                    4,282         2,918          3,012
   Investment securities                                         1,614         2,324          2,874
   Federal funds sold                                              300           426          1,023
                                                              --------      --------       --------
     Total interest income                                      27,378        28,254         28,307
                                                              --------      --------       --------

Interest expense:
   Deposits                                                      5,760         8,127          8,456
   Advances and other borrowed money                             3,223         3,920          5,822
                                                              --------      --------       --------
     Total interest expense                                      8,983        12,047         14,278
                                                              --------      --------       --------

     Net interest income                                        18,395        16,207         14,029

Provision for loan losses                                           --           900          1,793
                                                              --------      --------       --------
     Net interest income after provision for loan losses        18,395        15,307         12,236
                                                              --------      --------       --------

Non-interest income:
   Depository fees and charges                                   1,813         1,497          1,342
   Loan fees and service charges                                 1,341           686            481
   Gain on sale of investment securities                            --         1,399             --
   Income from sale of branches                                     --           987          1,013
   Loss from sale of loans                                          --          (101)            --
   Other                                                             7            17             72
                                                              --------      --------       --------
      Total non-interest income                                  3,161         4,485          2,908
                                                              --------      --------       --------

Non-interest expense:
   Compensation and benefits                                     6,774         6,505          6,230
   Net occupancy expense                                         1,261         1,144          1,401
   Equipment                                                     1,610         1,420          1,294
   Other                                                         5,047         5,129          6,510
                                                              --------      --------       --------
      Total non-interest expense                                14,692        14,198         15,435
                                                              --------      --------       --------

      Income (loss) before income taxes                          6,864         5,594           (291)
Income tax expense                                               3,033           881             98
                                                              --------      --------       --------
      Net income (loss)                                       $  3,831      $  4,713       $   (389)
                                                              ========      ========       ========

Dividends applicable to preferred stock                       $    197      $    197       $    197

      Net income (loss) available to common stockholders      $  3,634      $  4,516       $   (586)
                                                              ========      ========       ========

Earnings (loss) per common share:
       Basic                                                  $   1.59      $   1.98       $  (0.26)
                                                              ========      ========       ========
       Diluted                                                $   1.52      $   1.89       $  (0.26)
                                                              ========      ========       ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                           ADDITIONAL
                                  PREFERRED      COMMON     PAID-IN        RETAINED      TREASURY
                                    STOCK        STOCK      CAPITAL        EARNINGS       STOCK
                                  ---------      ------    ----------      --------      --------
Balance - March 31, 2000           $     1       $  23      $ 23,789       $  9,480       $    --
Comprehensive (loss):
Net loss                                --          --            --           (389)           --
                                   -------       -----      --------       --------       -------
Comprehensive (loss), net of
taxes:
Dividends paid                          --          --            --           (298)           --
Purchase of treasury stock              --          --            --             --           (61)
Allocation of ESOP Stock                --          --           (20)            --            --
Purchase of shares for MRP              --          --            --             --            --
                                   -------       -----      --------       --------       -------
Balance - March 31, 2001                 1          23        23,769          8,793           (61)

Comprehensive income:
Net income                              --          --            --          4,713            --
Change in net unrealized gain
on available-for-sale
securities,
net of taxes                            --          --            --             --            --
                                   -------       -----      --------       --------       -------

Comprehensive income, net of
taxes:
Dividends paid                          --          --            --           (312)           --
Purchase of treasury stock              --          --            (5)            --           (77)
Allocation of ESOP Stock                --          --            (8)            --            --
Purchase of shares for MRP              --          --            --             --            --
                                   -------       -----      --------       --------       -------
Balance - March 31, 2002                 1          23        23,756         13,194          (138)

Comprehensive income:
Net income                              --          --            --          3,831            --
Change in net unrealized
gain on available-for-sale
securities, net of taxes                --          --            --             --            --
                                   -------       -----      --------       --------       -------
Comprehensive income, net of
taxes:
Dividends paid                          --          --            --           (313)           --
Treasury stock activity                 --          --             5             --           (52)
Allocation of ESOP Stock                --          --            20             --            --
Purchase of shares for MRP              --          --            --             --            --
                                   -------       -----      --------       --------       -------
Balance--March 31, 2003            $     1       $  23      $ 23,781       $ 16,712       $  (190)
                                   =======       =====      ========       ========       =======

                                    ACCUMULATED         COMMON          COMMON
                                       OTHER            STOCK            STOCK      TOTAL STOCK-
                                   COMPREHENSIVE     ACQUIRED BY      ACQUIRED BY     HOLDERS'
                                       INCOME            ESOP             MRP         EQUITY
                                   -------------     -----------      -----------   ------------
Balance - March 31, 2000              $    --          $  (652)         $   --       $ 32,641
Comprehensive (loss):
Net loss                                   --               --              --           (389)
                                      -------          -------          ------       --------
Comprehensive (loss), net of
taxes:                                                                                   (389)
Dividends paid                             --               --              --           (298)
Purchase of treasury stock                 --               --              --            (61)
Allocation of ESOP Stock                   --              318              --            298
Purchase of shares for MRP                 --               --             (95)           (95)
                                      -------          -------          ------       --------
Balance - March 31, 2001                   --             (334)            (95)        32,096

Comprehensive income:
Net income                                 --               --              --          4,713
Change in net unrealized gain
on available-for-sale
securities,
net of taxes                              116               --              --            116
                                      -------          -------          ------       --------

Comprehensive income , net of
taxes:                                                                                  4,829
Dividends paid                             --               --              --           (312)
Purchase of treasury stock                 --               --              --            (82)
Allocation of ESOP Stock                   --              182              --            174
Purchase of shares for MRP                 --               --              37             37
                                      -------          -------          ------       --------
Balance - March 31, 2002                  116             (152)            (58)        36,742

Comprehensive income:
Net income                                 --               --              --          3,831
Change in net unrealized
gainon available-for-sale
securities, net of taxes                  634               --              --            634
                                      -------          -------          ------       --------
Comprehensive income, net of
taxes:                                                                                  4,465
Dividends paid                             --               --              --           (313)
Treasury stock activity                    --               --              --            (47)
Allocation of ESOP Stock                   --              152              --            172
Purchase of shares for MRP                 --               --              54             54
                                      -------          -------          ------       --------
Balance--March 31, 2003               $   750          $    --          $   (4)      $ 41,073
                                      =======          =======          ======       ========

See accompanying notes to consolidated financial statements.

                     CARVER BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Year Ended March 31,
                                                                                 ----------------------------------------
                                                                                    2003           2002            2001
                                                                                 --------       ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                                              $  3,831       $   4,713       $    (389)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Provision for loan losses                                                          --             900           1,793
    ESOP and MRP expense                                                              206             206             203
    Depreciation and amortization expense                                           1,224           1,155           1,142
    Amortization of intangibles                                                       213             213             214
    Other accretion and amortization                                                  481             625            (719)
    Loss from sale of loans                                                            --             101              --
    Gain on sale of branches                                                           --            (987)         (1,013)
    Gain on sale of foreclosed real estate                                             --             (77)            (24)
    Impairment of foreclosed real estate                                               --              --              90
    Net gain on sales of available-for-sale securities                                 --          (1,399)             --
    Charge-off of branch improvements and related items, net                           --              --             222
    Changes in assets and liabilities:
      (Increase) decrease in accrued interest receivable                             (542)            (77)            112
      (Increase) decrease in other assets                                          (6,112)         (1,451)            549
      (Decrease) increase in other liabilities                                       (481)          6,185             802
      Increase (decrease) in accrued interest payable                                 134            (606)           (381)
                                                                                 --------       ---------       ---------
         Net cash (used in) provided by operating activities                       (1,046)          9,501           2,601
                                                                                 --------       ---------       ---------
Cash flows from investing activities:
  Purchases of securities:
    Available-for-sale                                                            (91,112)       (134,721)       (166,227)
    Held-to-maturity                                                               (4,145)             --              --
Proceeds from principal payments, maturities and calls of securities:
    Available-for-sale                                                             28,705          79,233         172,254
    Held-to-maturity                                                                6,578           6,357          11,077
Proceeds from sales of available-for-sale securities                                   --          32,676              --
Disbursements for loan originations                                               (59,595)        (63,190)        (30,180)
Loans purchased from third parties                                                (42,260)        (45,881)        (31,265)
Principal collections on loans                                                     96,432         100,306          46,207
(Purchase) redemption of FHLB stock                                                (1,677)          1,992              --
Proceeds from loans sold                                                            2,453           1,260             160
Proceeds from sale of other real estate owned                                          --             553             380
Additions to premises and equipment                                                (1,166)         (1,172)           (610)
                                                                                 --------       ---------       ---------
         Net cash (used in) provided by investing activities                      (65,787)        (22,587)          1,796
                                                                                 --------       ---------       ---------
Cash flows from financing activities:
  Net increase in deposits                                                         22,210          61,900          19,960
  Repayment of securities repurchase agreements                                        --          (4,930)        (26,407)
  Net Proceeds from (repayment of) FHLB advances and other borrowed money          33,345         (25,019)         33,429
  Common stock repurchased                                                           (100)            (77)            (61)
  Cash paid to fund sale of deposits                                                   --         (15,383)        (21,464)
  Dividends paid on Common and Preferred Stocks                                      (313)           (312)           (298)
                                                                                 --------       ---------       ---------
         Net cash provided by financing activities                                 55,142          16,179           5,159
                                                                                 --------       ---------       ---------
Net (decrease) increase in cash and cash equivalents                              (11,691)          3,093           9,556
Cash and cash equivalents at beginning of the period                               34,851          31,758          22,202
                                                                                 --------       ---------       ---------
Cash and cash equivalents at end of the period                                   $ 23,160       $  34,851       $  31,758
                                                                                 ========       =========       =========

Supplemental information:
Noncash Transfers-
  Securities transferred from available-for-sale to held-to-maturity             $ 22,811       $      --       $      --
  Securities transferred from held-to-maturity to available-for-sale                   --          45,700              --
  Change in unrealized gain on valuation of
      investments available-for-sale, net of taxes                                    634             116              --

Cash paid for-
  Interest paid                                                                  $  9,616       $  12,685       $  13,897
  Income taxes paid                                                                 3,106             473             238
                                                                                 ========       =========       =========

See accompanying notes to consolidated financial statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

      Carver Bancorp, Inc. ("Carver" or the "Holding Company"), was incorporated in May 1996 and its principal wholly owned subsidiary is Carver Federal Savings Bank (the "Bank" or "Carver Federal"). Carver Asset Corporation, CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. CFSB Credit Corp. is currently inactive. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $0.01 per share. See Note 11.

      Carver Federal's principal business consists of attracting deposit accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has five branches located throughout the City of New York that primarily serve the communities in which they operate.

Basis of consolidated financial statement presentation

      The consolidated financial statements include the accounts of the Holding Company, the Bank, the Bank's wholly owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp. and CFSB Credit Corp., and Alhambra Holding Corp., a subsidiary of the Holding Company which is inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the Internal Asset Quality Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Quality Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

Concentration of risk

      The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in the State of New York. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's market conditions.

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

Identifiable Intangible

      Carver adopted Statement of Financial Accounting Standards No.142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

      Identifiable intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in the purchase of two branch offices. These identifiable intangible assets are amortized using the straight line method over periods not exceeding the estimated average remaining life of the existing customer deposits acquired. Amortization periods range from 5 to 15 years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

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

Impairment

      The company periodically evaluates long-lived assets, certain indentifiable intangibles, deferred cost and goodwill for indication of impairment in value. There has been no impairment for the past three years. When required, asset impairment will be recorded as an expense in the current period.

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

      The Holding Company accounts for its stock option plan ("Stock Option Plan") in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages entities to recognize the fair value of all stock-based awards (measured on the grant date) as compensation expense over the vesting period. Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS 123 had been applied. The Holding Company has elected to apply the provisions of APB Opinion No. 25 and provide these pro forma disclosures.

      Carver applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based Plan under which there is no charge to earnings for stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

      Alternatively, Carver could have accounted for its Stock Option Plan under SFAS 123, under which compensation cost for stock option awards would be calculated and recognized over the service period (generally equal to the vesting period). Had Carver applied SFAS 123 for its Stock Option Plan, net income and earnings per common share would have been to the pro forma amounts indicated below for the years ended March 31:

                                                                        2003             2002             2001
                                                                     ----------       ----------       ----------
                                                                     (Dollars in thousands, except per share data)
      Net Gain (loss) available to common shareholders:
          As reported                                                $    3,634       $    4,516            ($586)
                Total stock-based employee compensation expense
                determined under fair value based methods for
                all awards, net of related tax effects                      (88)            (102)            (173)
                                                                     ----------       ----------       ----------
          Pro forma                                                  $    3,546       $    4,414       $     (759)
                                                                     ==========       ==========       ==========

      Basic gain (loss) per share:
          As reported                                                $     1.59       $     1.98           ($0.26)
          Pro forma                                                        1.55             1.94            (0.34)

      Diluted gain (loss) per share:
          As reported                                                $     1.52       $     1.89           ($0.26)
          Pro forma                                                        1.48             1.85            (0.34)

      The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 5.50%, 5.50% 5.50% 5.00% 4.50 % and 2.50%, for the relevant years 1997, 1999, 2000, 2001, 2002 and 2003, respectively; volatility of 30% for each of the years; expected dividend yield was calculated using annual dividends of $0.05 per share for 1997, 1999, 2001 and 2002,respectively, and $0.20 for 2003; and an expected life of five years for employee option grants and seven years for directors option grants.

      The Holding Company's management recognition and retention plan ("MRP") is also accounted for in accordance with Accounting Principles Board Opinion No.
25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested. When MRP shares become vested, the Company records a credit to additional paid-in capital for tax benefits attributable to any MRP deductions for tax purposes in excess of the grant-date fair value charged to expense for financial reporting purposes.

Reclassifications

      Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the current year presentation.

NOTE 2.    SECURITIES

      The following is a summary of securities at March 31, 2003:

                                                                   Gross Unrealized
                                                                ----------------------
                                                  Carrying                                  Estimated
                                                    Value         Gains        Losses       Fair Value
                                                  --------      --------      --------      ----------
                                                                (Dollars in thousands)
Available-for-Sale:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association      $ 47,066      $    184      $   (130)      $ 47,120
    Federal Home Loan Mortgage Corporation          19,614            90           (11)        19,693
    Federal National Mortgage Association           23,286           216           (32)        23,470
                                                  --------      --------      --------       --------
      Total mortgage-backed securities              89,966           490          (173)        90,283
U.S. Government Agency Securities                   38,187           585            --         38,772
                                                  --------      --------      --------       --------
      Total available-for-sale                     128,153         1,075          (173)       129,055
                                                  --------      --------      --------       --------

Held-to-Maturity:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association         2,473           157            --          2,630
    Federal Home Loan Mortgage Corporation          27,482           682            --         28,164
    Federal National Mortgage Association            6,203           177            --          6,380
    Small Business Administration                      372            --            (3)           369
                                                  --------      --------      --------       --------
      Total mortgage-backed securities              36,530         1,016            (3)        37,543
                                                  --------      --------      --------       --------
      Total held-to-maturity                        36,530         1,016            (3)        37,543
                                                  --------      --------      --------       --------
      Total securities                            $164,683      $  2,091      $   (176)      $166,598
                                                  ========      ========      ========       ========

      The following is a summary of securities at March 31, 2002:

                                                                    Gross Unrealized
                                                                ----------------------
                                                  Carrying                                 Estimated
                                                    Value         Gains        Losses      Fair Value
                                                  --------      --------      --------     ----------
                                                                    (In thousands)
Available-for-Sale:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association      $ 10,531      $     55      $     (2)      $ 10,584
    Federal Home Loan Mortgage Corporation          27,840           416            (7)        28,249
    Federal National Mortgage Association           11,435            88           (72)        11,451
  Collateralized Mortgage Obligations                  136            --            --            136
                                                  --------      --------      --------       --------
      Total mortgage-backed securities              49,942           559           (81)        50,420
U.S. Government Agency Securities                   39,663             1          (263)        39,401
                                                  --------      --------      --------       --------
      Total available-for-sale                      89,605           560          (344)        89,821
                                                  --------      --------      --------       --------

Held-to-Maturity:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association         3,448            24            --          3,472
    Federal Home Loan Mortgage Corporation           6,149            23           (53)         6,119
    Federal National Mortgage Association            5,607            74            (2)         5,679
    Small Business Administration                      439             7            --            446
                                                  --------      --------      --------       --------
      Total mortgage-backed securities              15,643           128           (55)        15,716
                                                  --------      --------      --------       --------
      Total held-to-maturity                        15,643           128           (55)        15,716
                                                  --------      --------      --------       --------
      Total securities                            $105,248      $    688      $   (399)      $105,537
                                                  ========      ========      ========       ========

      The net unrealized gain on available-for-sale securities was $902,000 ($750,000 after taxes) at March 31, 2003 as compared to $216,000 ($116,000 after taxes) at March 31, 2002. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management's intention to hold these securities in portfolio until maturity. A related unrealized gain of $464,000 as of March 31, 2003 continues to be reported as a separate component of stockholders' equity and is amortized over the remaining lives of the securities as an adjustment to yield. Changes in unrealized holding gains and losses resulted in an after-tax increase in stockholders' equity of $634,000. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

      Sales of available-for-sale securities resulted in gross realized gains during the fiscal year ended March 31, 2002 ("fiscal 2002") of $1.4 million. There were no sales of securities in the fiscal years ended March 31, 2003 ("fiscal 2003") and 2001 ("fiscal 2001").

      The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2003, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

                                             Carrying        Fair
                                               Value         Value
                                             --------      --------
                                              (Dollars in thousands)

             Available-for-sale:
                Due in one year or less      $ 22,109      $ 22,117
                One through five years         16,190        16,770
                Five through ten years          1,813         1,933
                After ten years                88,041        88,235
                                             --------      --------
                                             $128,153      $129,055
                                             ========      ========

             Held-to-maturity:
                Five through ten years       $    326      $    345
                After ten years                36,204        37,198
                                             --------      --------
                                             $ 36,530      $ 37,543
                                             ========      ========

NOTE 3. LOANS RECEIVABLE, NET

      A summary of loans receivable, net follows:

                                                                   March 31,
                                            ----------------------------------------------------
                                                     2003                          2002
                                            ----------------------       -----------------------
                                              Amount       Percent         Amount        Percent
                                            ---------      -------       ---------       -------
                                                            (Dollars in thousands)
      Real estate loans:
        One- to four-family                 $  71,735        23.66%      $ 122,814        41.28%
        Multi-family                          131,749        43.45         118,589        39.86
        Non-residential                        79,244        26.13          40,101        13.48
        Construction                           18,377         6.06          13,678         4.60
      Consumer and business                     2,125         0.70           2,328         0.78
                                            ---------       ------       ---------       ------
      Total gross loans                       303,230       100.00%        297,510       100.00%
                                                            ======                       ======
      Add:
      Premium on loans                            867                          906
      Less:
      Loans in process                         (6,838)                      (3,936)
      Deferred fees and loan discounts           (363)                        (642)
      Allowance for loan losses                (4,158)                      (4,128)
                                            ---------                    ---------
      Net loan portfolio                    $ 292,738                    $ 289,710
                                            =========                    =========

      At March 31, 2003, 93.6% of the Company's real estate loans receivable were principally secured by properties located in the State of New York.

      The mortgage loan portfolios serviced for the FHLMC and Fannie Mae are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $4.1 million, $2.9 million and $2.1 million at March 31, 2003, 2002 and 2000, respectively. Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $16,000, $28,000 and $34,000 at March 31, 2003, 2002 and 2000,
respectively. During the year ended March 31, 2003 the Bank sold $2.5 million in loans with minimal gain recognized, as compared to $1.3 million in loans sold during fiscal 2002 and a loss of $101,000 recognized.

      The following is an analysis of the allowance for loan losses:

                                                               Year ended March 31,
                                                        -----------------------------------
                                                          2003          2002          2001
                                                        -------       -------       -------
                                                                (Dollars in thousands)
      Balance at beginning of the year                  $ 4,128       $ 3,551       $ 2,935
      Provision charged to operations                        --           900         1,793
      Recoveries of amounts previously charged off          258           177           200
      Loans charged-off                                    (228)         (500)       (1,377)
                                                        -------       -------       -------
      Balance at ending of the year                     $ 4,158       $ 4,128       $ 3,551
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

      At March 31, 2003, 2002 and 2001 the recorded investment in impaired loans was $1.8 million, $2.8 million and $2.5 million, respectively all of which represented non-accrual loans. The related allowance for credit losses was approximately $195,000 and $146,000 at March 31, 2003 and 2002, respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2003, 2002 and 2001 was approximately $1.8 million, $2.3 million and $3.2 million, respectively. For the fiscal years ended March 31, 2003, 2002 and 2001, the Company did not recognize any interest income on these impaired loans. Interest income of $173,000, $288,000 and $202,000, respectively, for the fiscal years ended March 31, 2003, 2002 and 2001 would have been recorded on impaired loans had they performed in accordance with the original contract.

      At March 31, 2003 and 2002, there were no loans to officers.

NOTE 4. PREMISES AND EQUIPMENT, NET

      The detail of premises and equipment is as follows:

                                                                       March 31,
                                                                --------------------
                                                                  2003         2002
                                                                -------      -------
                                                                (Dollars in thousands)
            Land                                                $   415      $   415
            Buildings and improvements                            8,477        8,074
            Leasehold improvements                                  975          934
            Furniture and equipment                               5,383        6,992
                                                                -------      -------
                                                                 15,250       16,415
            Less accumulated depreciation and amortization        5,057        6,164
                                                                -------      -------
                                                                $10,193      $10,251
                                                                =======      =======

      Depreciation and amortization charged to operations for the fiscal years ended March 31, 2003, 2002 and 2001 amounted to $1.2 million, $1.2 million and $1.1 million, respectively.

NOTE 5. ACCRUED INTEREST RECEIVABLE

      The detail of accrued interest receivable is as follows:

                                                                     March 31,
                                                               ---------------------
                                                                2003           2002
                                                               ------         ------
                                                               (Dollars in thousands)
            Loans receivable                                   $1,984         $1,735
            Mortgage-backed securities                            716            517
            Investments and other interest bearing assets         646            552
                                                               ------         ------
            Total accrued interest receivable                  $3,346         $2,804
                                                               ======         ======

NOTE 6. IDENTIFIABLE INTANGIBLES

      The identifiable intangible asset relates to the acquisition of the Bedford-Stuyvesant branch office. The detail is as follows:

                                                                              March 31,
                                   ----------------------------------------------------------------------------------------------
                                                         2003                                              2002
                                   --------------------------------------------      --------------------------------------------
                                                                      (Dollars in thousands)
                                     Gross                                Net          Gross                                Net
                                   Carrying         Accumulated        Carrying      Carrying        Accumulated         Carrying
                                     Value         Amortization          Value        Value          Amortization          Value
                                   --------        ------------        --------      --------        ------------        --------
Core deposit premiums              $    582          $    410          $    172      $    582          $    205          $    377
Other                                    22                16                 6            22                 8                14
                                   --------          --------          --------      --------          --------          --------
                                   $    604          $    426          $    178      $    604          $    213          $    391
                                   ========          ========          ========      ========          ========          ========

NOTE 7. DEPOSITS

      Deposit balances and weighted average stated interest rates at March 31 are summarized as follows:

                                                                         At March 31,
                                     ---------------------------------------------------------------------------------------
                                                         2003                                           2002
                                     -----------------------------------------     -----------------------------------------
                                                      Percent of      Weighted                       Percent of     Weighted
                                                        Total         Average                           Total        Average
                                        Amount         Deposits         Rate         Amount           Deposits        Rate
                                     ----------       ----------      --------     ----------        ----------     --------
                                                                      (Dollars in thousands)
Non-interest-bearing demand          $   16,539           4.8%            --%      $   13,463             4.1%          --%
NOW accounts                             18,190           5.2           0.52           18,095             5.6         1.24
Savings and club                        128,935          37.1           1.06          126,779            39.0         1.71
Money market savings account             20,735           6.0           0.91           15,232             4.7         1.78
Certificates                            162,765          46.9           2.15          151,385            46.6         2.73
                                     ----------         -----           ----       ----------           -----         ----
Total                                $  347,164         100.0%          1.48%      $  324,954           100.0%        2.18%
                                     ==========         =====                      ==========           =====

      The scheduled maturities of certificates of deposits are as follows:

                                                               March 31,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------
                                                             (In thousands)
              Certificates of deposit by remaining
                term to contractual maturity:
                  Within one year                       $127,668      $ 80,528
                  After one but within two years          12,492        26,638
                  After two but within three years        10,387        10,495
                  After three years                       12,218        33,724
                                                        --------      --------
                            Total                       $162,765      $151,385
                                                        ========      ========

The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $100.1 million at March 31, 2003.

      Interest expense on deposits for the the years ended March 31 consists of the following:

                                              2003          2002          2001
                                            -------       -------       -------
                                                       (In thousands)

      Demand                                $   131       $   237       $   253
      Savings and club                        1,477         2,342         3,081
      Money market                              189           302           412
      Certificates of deposit                 3,975         5,263         4,739
                                            -------       -------       -------
                                              5,772         8,144         8,485
      Penalty for early withdrawal of
         certificates of deposit                (12)          (17)          (29)
                                            -------       -------       -------
                Total interest expense      $ 5,760       $ 8,127       $ 8,456
                                            =======       =======       =======

NOTE 8. BORROWED MONEY

      FHLB Advances. FHLB advances and weighted average interest rates at March 31 are summarized as follows, by remaining period to maturity:

                                                 March 31,
                           ----------------------------------------------------
                                       2003                        2002
                           -------------------------   ------------------------
         Maturing
        Year Ended           Weighted                    Weighted
         March 31,         Average Rate       Amount   Average Rate      Amount
        ----------         ------------       ------   ------------      ------
           2003                  --%        $     --       2.41%        $15,500
           2004                1.93           18,250       4.28           3,500
           2005                4.05           26,000       4.05          26,000
           2006                3.46           32,840       5.29          10,490
           2007                4.42           28,134       5.17          19,484
           2008                3.49            3,300         --              --
           2012                3.50              265       3.50             288
                               ----         --------       ----         -------
                               3.59%        $108,789       4.18%        $75,262
                               ====         ========       ====         =======

      As a member of the FHLB, the Bank may have outstanding FHLB borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $126.7 million at March 31, 2003. Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged. At March 31, 2003 and 2002, the advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $5.4 million and $3.8 million, respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

      Securities Sold Under Agreements to Repurchase. In securities sold under agreements to repurchase, the Bank borrows funds through the transfer of debt securities to the FHLB, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. At March 31, 2003 and 2002 there were no securities sold under agreements to repurchase outstanding.

      The following table sets forth certain information regarding Carver's borrowed money at the dates and for the periods indicated:

                                                                      At or for the Year Ended March 31,
                                                                      ----------------------------------
                                                                           2003               2002
                                                                         --------           --------
                                                                           (Dollars in thousands)
      Amounts outstanding at the end of period:
        FHLB advances                                                    $108,789           $ 75,262
      Weighted average rate paid at period end:
        FHLB advances                                                        3.59%              4.18%
      Maximum amount of borrowing outstanding at any month end:
        FHLB advances                                                    $108,789           $100,094
        Repos                                                                  --             14,930
      Approximate average amounts outstanding for period:
        FHLB advances                                                    $ 80,861           $ 76,141
        Repos                                                                  --              2,888
      Approximate weighted average rate paid during period:
        FHLB advances                                                        3.99%              5.50%
        Repos                                                                  --%              5.91%

NOTE 9. INCOME TAXES

      The components of income tax expense for the years ended March 31 are as follows:

                                                                     2003            2002            2001
                                                                 ----------       ----------       ---------
                                                                                 (In thousands)
              Federal income tax expense (benefit):
                  Current                                        $    4,200       $      569              --
                  Deferred                                           (1,626)           1,792              --
                                                                 ----------       ----------       ---------
                                                                      2,574            2,361              --
                                                                 ----------       ----------       ---------
              State and local income tax expense (benefit):
                  Current                                             1,104              913              98
                  Deferred                                             (645)              46              --
                                                                 ----------       ----------       ---------
                                                                        459              959              98
                                                                 ----------       ----------       ---------

              Valuation allowance                                        --           (2,439)             --

              Total provision for income tax expense             $    3,033       $      881       $      98
                                                                 ==========       ==========       =========

      The reconciliation of the expected federal tax rate to the consolidated effective tax rate for the fiscal years ended March 31 is as follows:

                                                                     2003                     2002                    2001
                                                              ------------------      ------------------       ------------------
                                                              Amount     Percent      Amount     Percent       Amount     Percent
                                                              ------     -------      ------     -------       ------     -------
                                                                                       (Dollars in thousands)
Statutory Federal income tax                                  $2,334      34.0%      $ 1,902       34.0%       $ (99)      34.0%
State and local income taxes, net of Federal tax benefit         303       4.4           632       11.3           98       (33.6)
Change in valuation allowance                                     --        --        (2,439)      (43.6)        157       (54.0)
Other                                                            396       5.8           786       14.0          (58)       19.9
                                                              ------      ----       -------       ----        -----       -----

Total income tax expense                                      $3,033      44.2%      $   881       15.7%       $  98       (33.7)%
                                                              ======      ====       =======       ====        =====       =====

      At March 31, 2001, Carver had net operating loss carryforwards for federal income tax purposes of approximately $5.7 million. These net operating loss carryforwards were fully utilized during fiscal 2002.

      Carver's stockholders' equity includes approximately $2.8 million and $4.2 million at March 31, 2003 and 2002, respectively, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

      The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 of the years indicated as follows:

                                                                               2003        2002
                                                                              ------      ------
                                                                                (In thousands)
            Deferred tax assets
                Income from affiliate                                         $2,050      $   --
                Allowance for loan losses                                      1,414       1,235
                Deferred loan fees                                               287         607
                Compensation and benefit plans                                   281         132
                Reserves for losses on other assets                               22          38
                Non-accrual loan interest                                        194          --
                Contributions carryforward                                         1          95
                                                                              ------      ------

                    Total deferred tax assets before valuation allowance       4,249       2,107
                    Valuation allowance                                           --          --
                                                                              ------      ------
                    Total deferred tax assets                                  4,249       2,107
                                                                              ------      ------

            Deferred tax liabilities
                Unrealized gain on available-for-sale securities                 616         100
                Identifiable Intangibles                                          71         168
                Depreciation                                                     283         315
                                                                              ------      ------
                    Total deferred tax liabilities                               970         583
                                                                              ------      ------

            Net deferred tax assets                                           $3,279      $1,524
                                                                              ======      ======

      Management believes it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset. Therefore, a valuation allowance against the deferred tax assets at March 31, 2003 and 2002 was not considered necessary.

NOTE 10. EARNINGS PER COMMON SHARE

      The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

                                                                                     Year Ended March 31,
                                                                             -----------------------------------
                                                                               2003          2002          2001
                                                                             -------       -------       -------
                                                                                          (In thousands)
Net income (loss)                                                            $ 3,831       $ 4,713       $  (389)
Preferred stock dividends                                                       (197)         (197)         (197)
                                                                             -------       -------       -------
Net income (loss) - basic                                                      3,634         4,516          (586)
Impact of potential conversion of convertible preferred stock to common
stock                                                                            197           197           197
                                                                             -------       -------       -------
Net income (loss) - diluted                                                  $ 3,831       $ 4,713       $  (389)
                                                                             =======       =======       =======

Weighted average common shares outstanding - basic                             2,291         2,277         2,256
Effect of dilutive securities convertible preferred stock and options            235           218           208
                                                                             -------       -------       -------
Weighted average common shares outstanding - diluted                           2,526         2,495         2,464
                                                                             =======       =======       =======

NOTE 11. STOCKHOLDERS' EQUITY

      Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21.5 million. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $2.1 million (unaudited), and $2.5 million (unaudited) at March 31, 2003 and 2002, respectively, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Holding Company's common stock were outstanding. The Bank is not permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

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

      The Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock") accrue annual dividends at $1.97 per share. Dividends are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock is convertible at the option of the holder, at any time, into
2.08333 shares of Carver's Common Stock, subject to certain antidilution adjustments. The Holding Company may redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver, whether voluntary or involuntary, the holders of the shares of Preferred Stock shall be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock is entitled to one vote for each share of Common Stock into which the Preferred Stock can be converted.

      At March 31, 2003 unpaid accrued dividends related to the Preferred Stock amounted to $57,000.

      Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The Office of Thrift Supervision ("OTS") has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2003 and 2002, the Bank exceeded all of its regulatory capital requirements.

      The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 2003 and 2002, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

                                                   Minimum Capital       Classification as
                              Bank Actual             Adequacy           Well Capitalized
                         ------------------      ------------------     ------------------
                          Amount      Ratio       Amount      Ratio      Amount      Ratio
                          ------      -----       ------      -----      ------      -----
                                              (Dollars in thousands)
March 31, 2003
Tangible capital         $39,725       7.8%      $ 7,628       1.5%         N/A       N/A
Leverage capital          39,725       7.8        20,341       4.0      $25,426       5.0%
Risk-based capital:
     Tier I               39,725      12.8           N/A       N/A       18,633       6.0
     Total                43,610      14.0        24,844       8.0       31,055      10.0

March 31, 2002
Tangible capital         $36,442       8.1%      $ 6,744       1.5%         N/A       N/A
Leverage capital          36,442       8.1        17,984       4.0      $22,480       5.0%
Risk-based capital:
     Tier I               36,442      17.0           N/A       N/A       12,865       6.0
     Total                39,140      18.3        17,153       8.0       21,442      10.0

      The following table reconciles the Bank's stockholders' equity at March 31, 2003, in accordance with accounting principles generally accepted in the U.S. to regulatory capital requirements:

                                                                               Regulatory Capital Requirements
                                                                   ---------------------------------------------------
                                                                     GAAP      Tangible       Leverage      Risk-Based
                                                                   Capital      Capital        Capital        Capital
                                                                   --------    --------       --------      ----------
                                                                                      (In thousands)
Stockholders' Equity at March 31, 2003 (1)                         $ 40,653    $ 40,653       $ 40,653       $ 40,653

Add:
   General valuation allowances                                                      --             --          3,885
Deduct:
   Unrealized loss(gain) on securities available for sale, net                     (750)          (750)          (750)
   Excess of cost over net assets acquired                                         (178)          (178)          (178)
                                                                               --------       --------       --------
Regulatory Capital                                                               39,725         39,725         43,610
Minimum Capital requirement                                                       7,628         20,341         24,844
                                                                               --------       --------       --------
Regulatory Capital Excess                                                      $ 32,097       $ 19,384       $ 18,766
                                                                               ========       ========       ========

(1)   Reflects Bank only.

      Comprehensive Income. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. The Holding Company has reported its comprehensive income for fiscal 2003, 2002 and 2001 in the consolidated statements of changes in stockholders' equity and comprehensive income. Carver's other comprehensive income or loss (other than net income), which is attributable to unrealized gains and losses on securities available-for-sale, for the year ended March 31, 2003 and 2002 was $750,000 and $116,000, respectively. Included in the March 31, 2003 amount is $464,000 relating to an unrealized gain on available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity. This unrealized gain is an unrealized gain reported as a separate component of stockholders' equity and is amortized over the remaining lives of the securities as an adjustment to yield. There was no other comprehensive income or loss for the year ended March 31, 2001.

NOTE 12. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Pension Plan. Carver has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended March 31, 2002.

         The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver's consolidated financial statements at March 31:


                                                                       2003          2002
                                                                     -------       -------
                                                                         (In thousands)
         Change in projected benefit obligation during the year
         Projected benefit obligation at the beginning of year       $ 2,623       $ 2,527
         Interest cost                                                   178           182
         Actuarial loss                                                  182           154
         Benefits paid                                                  (231)         (240)
                                                                     -------       -------
         Projected benefit obligation at end of year                 $ 2,752       $ 2,623
                                                                     =======       =======

         Change in fair value of plan assets during the year
         Fair value of plan assets at beginning of year              $ 3,369       $ 3,594
         Actual return on plan assets                                   (231)           15
         Benefits paid                                                  (231)         (240)
                                                                     -------       -------
         Fair value of plan assets at end of year                    $ 2,907       $ 3,369
                                                                     =======       =======

         Funded status                                               $   155       $   746
         Unrecognized (gain) / loss                                       93          (600)
                                                                     -------       -------
         Accrued pension cost                                        $   248       $   146
                                                                     =======       =======

      Net periodic pension benefit included the following components for the years ended March 31 are:

                                                          2003          2002         2001
                                                        -------       -------       -------
                                                                  (In thousands)
            Service cost                                $    --       $    --       $   121
            Interest cost                                   178           182           207
            Expected return on plan assets                 (260)         (279)         (298)
            Amortization of:
               Unrecognized transition obligation            --            --            36
               Unrecognized gain                            (19)          (56)          (96)
               Unrecognized past service liability           --            --             2
            Curtailment credit                               --            --           (84)
                                                        -------       -------       -------
            Net periodic pension benefit                $  (101)      $  (153)      $  (112)
                                                        =======       =======       =======

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are:

                                                                    2003       2002       2001
                                                                    ----       ----       ----
      Annual salary increase (1)                                     N/A        N/A       4.75%
      Long-term return on assets                                    8.00%      8.00%      8.00%
      Discount rate used in measurement of benefit obligations      6.50%      7.00%      7.25%

      (1) The annual salary increase rate is not applicable as the plan is frozen.

      Savings Incentive Plan. Carver has a savings incentive plan, pursuant to
Section 401(k) of the Code, for all eligible employees of the Bank. Through December 31, 2000, employees had the option to elect to defer up to the lesser of 15% or the maximum amount allowed under law of their compensation and receive a 50% matching contribution from Carver up to the maximum allowed by law. Effective January 1, 2001, the plan was modified. In connection with this modification, Carver will make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee equal to 2% of the employee's annual pay, subject to IRS limitations. This 2% Carver contribution will be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the 2% Carver contribution, the employee must have completed at least one year of service and be employed as of the last day of the plan year or December 31 of each year. In addition, effective January 1, 2001, Carver matches contributions to the plan equal to 100% of the pre-tax contributions made by each employee up to a maximum of 4% of their pay. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the one-year to five-year vesting schedule that previously applied to matching contributions will apply to the new 2% Carver contribution. Total incentive plan expenses for the years ended March 31, 2003, 2002 and 2001 were $127,000, $60,000 and $45,000, respectively.

      Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director. The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver's consolidated financial statements at March 31:

                                                                  --------       --------
                                                                    2003           2002
                                                                  --------       --------
                                                                       (In thousands)
      Change in projected benefit obligation during the year
      Projected benefit obligation at beginning of year           $    264       $    296
      Interest cost                                                     17             19
      Actuarial (gain) / loss                                          (38)            --
      Benefits paid                                                    (43)           (51)
                                                                  --------       --------
          Projected benefit obligation at end of year             $    200       $    264
                                                                  ========       ========

      Change in fair value of plan assets during the year
      Employer contributions                                      $     43       $     51
      Benefits paid                                                    (43)           (51)
                                                                  --------       --------
      Fair value of plan assets at end of year                    $     --       $     --
                                                                  ========       ========

      Funded Status                                               $   (200)      $   (264)
      Contributions                                                     --             --
      Unrecognized (gain) / loss                                       (17)            21
                                                                  --------       --------
      Accrued pension cost                                        $   (217)      $   (243)
                                                                  ========       ========

      Net periodic pension cost for the years ended March 31, 2003, 2002 and 2001 included the following:

                                                   2003        2002           2001
                                                 -------      -------      ---------
                                                            (In thousands)
      Service cost                               $    --      $    --      $      --
      Interest cost                                   17           19             35
      Expected return on plan assets                  --           --             --
      Amortization of:
        Unrecognized gain                             --           --              4
        Unrecognized past service liability           --           --             23
        Curtailment credit                            --           --           (179)
                                                 -------      -------      ---------
      Net periodic pension cost                  $    17      $    19      $    (117)
                                                 =======      =======      =========

      The actuarial assumptions used in determining plan benefits include a discount rate of 6.5%, 7.25% and 7.25% for the years ended March 31, 2003, 2002 and 2001, respectively.

      Management Recognition Plan. The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto Pursuant to the MRP, the Bank recognized $79,000, $119,000 and $0 as expense for the years ended March 31, 2003, 2002 and 2001, respectively.

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

      Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $172,000, $174,000 and $298,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

      The ESOP shares at March 31 are as follows:

                                                 2003      2002
                                                 ----      ----
                                                  (In thousands)
            Allocated shares                      163       149
            Unreleased shares                      19        33
                                                 ----      ----
            Total ESOP shares                     182       182
                                                 ====      ====
            Fair value of unreleased shares      $261      $374

      Stock Option Plan. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the "Plan") to advance the interests of the Bank through providing select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan is 338,862. At March 31, 2003, there were 192,176 options outstanding and 106,020 were exercisable. Options are granted at the fair market value of Carver common stock at the time of the grant for a period not to exceed ten years. Under the Plan, as amended, option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service. In some instances, portions of option grants vest at the time of the grant. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

      Information regarding stock options as of and for the years ended March 31 follows:

                                              2003                      2002                       2001
                                    ----------------------     ----------------------     ----------------------
                                                  Weighted                   Weighted                   Weighted
                                                  Average                     Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                     Options       Price        Options        Price       Options        Price
                                    --------      --------     --------      --------     --------      --------
Outstanding, beginning of year       134,767       $ 9.10       112,963       $ 9.17        58,463       $ 9.57
Granted                               65,142        12.05        59,767         9.86        56,000         8.94
Exercised                               (333)        9.93        (2,500)        6.75            --           --
Forfeited                             (7,400)       10.14       (35,463)       10.61        (1,500)       16.13
                                    --------       ------      --------       ------      --------       ------
Outstanding, end of year             192,176       $10.07       134,767       $ 9.10       112,963       $ 9.17
                                    ========       ======      ========       ======      ========       ======
Exercisable at year end              106,020           --        65,600           --        89,663           --
                                    ========       ======      ========       ======      ========       ======

      The following table summarizes information about stock options at March 31, 2003:

                                                   Options Outstanding                     Options Exercisable
                                      -------------------------------------------         ----------------------
                                                       Weighted          Weighted                       Weighted
                                                        Average           Average                        Average
          Range of                                     Remaining         Exercise                       Exercise
      Exercise Prices                 Shares             Life              Price          Shares          Price
      ---------------                 ------          ----------         --------         ------        --------
     $ 8.00    $ 8.99                 68,000             7 years          $ 8.24          59,000         $ 8.20
       9.00      9.99                 48,767             8 years            9.83          27,020           9.85
      10.00     10.99                 10,000             8 years           10.49           4,000          10.48
      11.00     11.99                  2,500            10 years           11.28              --             --
      12.00     12.99                 61,909             9 years           12.08          15,000          12.06
      13.00     13.99                  1,000             5 years           13.81           1,000          13.81
                                     -------                                             -------
     Total                           192,176                                             106,020
                                     =======                                             =======

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

      The Bank has outstanding various loan commitments as follows:

                                                            March 31,
                                                        2003         2002
                                                      -------      -------
                                                         (In thousands)

         Commitments to originate mortgage loans      $10,643      $14,723
         Consumer loans                                 2,464        2,877
                                                      -------      -------
             Total                                    $13,107      $17,600
                                                      =======      =======

      At March 31, 2003, of the $10.6 million in outstanding commitments to originate mortgage loans, $2.1 million represented commitments to originate non-residential mortgage loans at fixed rates within a range of 6.75% to 7.25%, $1.7 million represented the balance of all other real estate loans at fixed rates between 4.75% to 7.00% and $6.8 million represented construction loans at an average rate of 5.96%.

      At March 31, 2003, undisbursed funds from approved consumer lines of credit, primarily credit cards, totaled $2.5 million. Such lines consist of unsecured and secured lines of credit of $2.2 million and $242,000 respectively. All such lines carry adjustable rates. At March 31, 2003, undisbursed funds from approved unsecured commercial lines of credit totaled $45,000. At March 31, 2003, the Bank maintains one letter of credit in the amount of $1.9 million.

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

      Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $186,000, $142,000, and $191,000 for the years ended March 31, 2003, 2002 and 2001, respectively. As of March 31, 2003, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2012 are as follows:

                             Year Ending          Minimum
                              March 31,            Rental
                              ---------            ------
                                               (In Thousands)
                                2004                 218
                                2005                 222
                                2006                 227
                                2007                 144
                                2008                 131
                             Thereafter              499
                                                   -----
                                                   1,441
                                                   =====

      The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

      Legal Proceedings. From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing the Bank in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2003, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

      On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose") filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). St. Rose is a former Carver Federal employee. On or about January 12, 1999, Carver Federal and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver Federal on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged the following causes of action, which relate to the Agreement and St. Rose's separation from Carver Federal: (1) breach of contract;
(2) promissory estoppel; and (3) fraudulent misrepresentation. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel and fraudulent misrepresentation causes of action.

      On or about August 18, 1999, Carver Federal moved to dismiss St. Rose's fraudulent misrepresentation cause of action. By decision dated November 23, 1999, the Court granted Carver Federal's motion to dismiss and entered an order embodying that decision on January 26, 2000. Carver Federal has not filed an answer in the St. Rose Action. By written stipulation of the parties, Carver Federal's time to file an answer to St. Rose's complaint has been extended without date. Carver Federal has unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal (including, but not limited to, automobile loans, unsecured loans, lines of credit and credit card debts), which obligations remain outstanding as of the date of this Form 10-K. Since January 2000, the St. Rose Action has been largely inactive. The parties have had intermittent settlement discussions but have not reached an agreement. If the parties do not reach a settlement, Carver Federal intends to continue to defend this Action vigorously.

      Carver Federal is also a defendant in an action brought by Ralph Williams (the "Williams Action") and an action brought by Janice Pressley (the "Pressley Action" and, together with the Williams Action, the "Actions") both of which arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors of Northeastern and plaintiff Pressley is a former treasurer of Northeastern.

      Northeastern was a federal credit union and it maintained accounts with Carver Federal and with other banks in the New York metropolitan area. Plaintiffs' complaints (which are virtually identical) allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. On or about November 22, 2000, Williams filed his pro se complaint in the United States District Court, District of Columbia against the NCUA, Carver Federal, JPMorgan Chase (formerly Chase Manhattan Bank) ("Chase"), Astoria Federal Savings and Loan Association and Reliance Federal Savings Bank (Carver Federal with the last three defendants, collectively the "Bank Defendants") seeking damages in the amount of $1 million plus certain additional unspecified amounts. On or about November 22, 2000, plaintiff Pressley filed her pro se action in the United States District Court, District of Columbia against the same defendants seeking unspecified compensatory and punitive damages. Williams seeks damages for the allegedly "unauthorized" or "invalid" actions of the NCUA Board in taking control of Northeastern as well as damages for discrimination and civil rights violations. Pressley seeks damages based on identical allegations except that she also alleges certain claims of employment discrimination. While the bulk of both complaints relate to the action of the NCUA Board of Directors, the plaintiffs advance two allegations against the Bank Defendants, including Carver Federal. First, plaintiffs allege that the Bank Defendants "collaborated with the NCUA Board of Directors" in violating unspecified constitutional and privacy rights. Second, plaintiffs allege that the Bank Defendants engaged in discrimination.

      On or about December 15, 2000, defendant Chase moved to consolidate the Actions. In anticipation of that consolidation, the Bank Defendants filed a joint motion to dismiss both complaints arguing that both Actions are barred by principles of res judicata and both complaints fail to state claims on which relief can be granted. The Bank Defendants' motion to dismiss was denied without prejudice insofar as it applied to the Williams Action solely for the reason that it was a motion addressed to both Actions prior to the issuance of an order consolidating these cases. The Bank Defendants have refiled their motion to dismiss the Williams Action and it is sub judice. If the motion to dismiss is not granted, Carver Federal intends to defend the Williams Action vigorously. On September 20, 2001, the Court granted the Bank Defendants' motion to dismiss the Pressley Action. Pressley has appealed the dismissal. Carver Federal is vigorously opposing the appeal.

      On or about December 28, 2000, plaintiff Thomas L. Clark ("Clark") filed suit against Carver Federal and individual defendants in the Supreme Court of the State of New York, County of New York. Clark is the former President and Chief Executive Officer of Carver Federal. Clark claimed that the defendants should be forced to obtain approval from the OTS to pay severance benefits that Clark believes Carver Federal owes him under an employment agreement. Carver Federal sought injunctive relief and assert claims for breach of contract, equitable estoppel and estoppel by contract. On or about March 30, 2001, Carver Federal and the individual defendants moved to dismiss the complaint in its entirety based on documentary evidence and for failure to state a cause of action. By Decision and Order entered November 27, 2001, the Court granted that motion to the extent of dismissing the first cause of action for breach of contract against all of the individual defendant and dismissing the second cause of action based on estoppel theories as against all the defendants. Carver Federal appealed the Decision and Order insofar as it did not dismiss the complaint in its entirety. On September 26, 2002, the Appellate Division of the Supreme Court reversed the lower court and granted Carver Federals motion in its entirety. Clark did not appeal that decision and his time to do so has expired.

      On or about November 2001, Monique Barrow filed an action against Carver Federal in the United States District Court for the Southern District of New York alleging that Carver Federal's termination of her employment constituted a violation of the federal Family and Medical Leave Act, 29 U.S.C. ss. 2601, et seq., the New York State Human Rights Law, N.Y. Executive ss.296 et seq., and the New York City Human Rights Law, N.Y.C. Administrative Code ss. 8-101 et seq. Ms. Barrow seeks back pay, front pay and benefits with interest in an amount not less than $5 million, and punitive, liquidated and other compensatory damages in an amount not less than $10 million. Carver Federal has answered the complaint denying any liability. Carver Federal obtained an order providing for expedited discovery on liability issues. Carver Federal has completed its discovery and has requested permission to make a motion for summary judgment. Carver Federal intends to make that motion as soon as permission is received.

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

Commitments

      The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2003 approximates the fees received. The fair value is not considered material.

      The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 2003 and 2002 are as follows:


                                                                                At March 31,
                                                          ------------------------------------------------------------
                                                                     2003                               2002
                                                          --------------------------        --------------------------
                                                          Carrying        Estimated         Carrying        Estimated
                                                           Amount         Fair Value         Amount         Fair Value
                                                          --------        ----------        --------        ----------
                                                                                (In thousands)
Financial Assets:
    Cash and cash equivalents                             $ 23,160         $ 23,160         $ 34,851         $ 34,851
    Investment securities available-for-sale              $ 38,187         $ 38,772         $ 39,663         $ 39,401
    Mortgage backed securities held-to-maturity           $ 36,530         $ 37,543         $ 15,643         $ 15,716
    Mortgage backed securities available-for-sale         $ 89,966         $ 90,283         $ 49,942         $ 50,420
    Loans receivable                                      $292,738         $316,073         $289,114         $300,251
    Accrued interest receivable                           $  3,346         $  3,346         $  2,804         $  2,804
Financial Liabilities:
    Deposits                                              $347,164         $349,317         $324,954         $324,982
    Advances from FHLB of  New York                       $108,789         $112,443         $ 75,262         $ 74,375
    Other borrowed money                                  $    207         $    215         $    389         $    384

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

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of unaudited quarterly financial data for the fiscal years ended March 31, 2003 and 2002:

                                                           Three Months Ended
                                       -----------------------------------------------------------
                                       June 30       September 30      December 31        March 31
                                       -------       ------------      -----------        --------
                                                    (In thousands, except per share data)
Fiscal 2003
Interest income                        $ 6,730          $ 6,746          $ 6,777          $ 7,125
Interest expense                        (2,338)          (2,210)          (2,219)          (2,216)
    Net interest income                  4,392            4,536            4,558            4,909
Provision for loan losses                   --               --               --               --
Non-interest income                        952              716              751              742
Non-interest expense                    (3,755)          (3,520)          (3,555)          (3,862)
Income tax expense                        (714)            (797)            (807)            (715)
                                       -------          -------          -------          -------
    Net income                         $   875          $   935          $   947          $ 1,074
                                       =======          =======          =======          =======
Earnings per common share
    Basic                                 0.36             0.39             0.39             0.45
    Diluted                               0.35             0.37             0.38             0.42
                                       =======          =======          =======          =======

Fiscal 2002
Interest income                        $ 7,049          $ 7,024          $ 7,162          $ 7,020
Interest expense                        (3,387)          (3,233)          (2,959)          (2,469)
    Net interest income                  3,662            3,791            4,203            4,551
Provision for loan losses                 (225)            (225)            (225)            (225)
Non-interest income                      1,420              476            1,976              613
Non-interest expense                    (3,419)          (3,438)          (3,836)          (3,505)
Income tax expense                        (273)            (115)            (402)             (91)
                                       -------          -------          -------          -------
    Net income                         $ 1,165          $   489          $ 1,716          $ 1,343
                                       =======          =======          =======          =======
Earnings per common share
    Basic                                 0.49             0.19             0.73             0.57
    Diluted                               0.47             0.19             0.69             0.53
                                       =======          =======          =======          =======

NOTE 16. CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                        AS OF MARCH 31,
                                                   -----------------------
                                                     2003            2002
                                                   -------         -------
                                                   (Dollars in thousands)

ASSETS
Cash on deposit with the Bank                      $    87         $   439
Investment in the Bank                              41,055          37,567
                                                   -------         -------
Total assets                                       $41,142         $38,006
                                                   =======         =======

LIABILITIES
Accounts payable to the Bank                       $     1         $    14
Other liabilities                                       68           1,250
                                                   -------         -------
Total liabilities                                       69           1,264
                                                   -------         -------

Stockholders' equity                                41,073          36,742
                                                   -------         -------
Total liabilities and stockholders' equity         $41,142         $38,006
                                                   =======         =======

CONDENSED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED MARCH 31,
                                                -------------------------------
                                                 2003         2002         2001
                                                ------       ------       -----
                                                     (Dollars in thousands)
INCOME
Equity in net income from the Bank              $7,320       $6,247       $ 624
Interest income from deposit with the Bank           6           33          48
                                                ------       ------       -----
Total income                                     7,326        6,280         672

EXPENSES
Salaries and employee benefits                      52           82          64
Legal expense                                      102          236         233
Shareholder expense                                248          296         510
Other                                               60           72         156
                                                ------       ------       -----
Total expense                                      462          686         963

Income (loss) before income taxes                6,864        5,594        (291)
Income tax expense                               3,033          881          98
                                                ------       ------       -----
Net income (loss)                               $3,831       $4,713       $(389)
                                                ======       ======       =====

CONDENSED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MARCH 31,
                                                               -----------------------------------------
                                                                 2003            2002              2001
                                                               -------          -------          -------
                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $ 3,831          $ 4,713          $  (389)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Equity in net (income) of the Bank                              (7,320)          (6,247)            (624)
Income taxes from the Bank                                       3,033               --               --
Decrease in accounts receivable                                     --               --                3
Decrease in promissory note receivable                              --               --               50
(Decrease) increase in accounts payable to Bank                    (13)            (104)              45
(Decrease) increase in other liabilities                        (1,182)             976             (802)
Allocation of ESOP Stock and MRP activity                           --              206              203
Other, net                                                       1,664             (844)            (203)
                                                               -------          -------          -------
Net cash provided by (used in) operating activities                 13           (1,300)          (1,717)
                                                               -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposition of Alhambra Building                  --               --            2,136
                                                               -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock, net                                    (52)             (77)             (61)
Dividends paid                                                    (313)            (312)            (298)
                                                               -------          -------          -------
Net cash used in financing activities                             (365)            (389)            (359)
                                                               -------          -------          -------
Net (decrease) increase in cash                                   (352)          (1,689)              60

Cash and cash equivalents - beginning                              439            2,128            2,068
                                                               -------          -------          -------
Cash and cash equivalents - ending                             $    87          $   439          $ 2,128
                                                               =======          =======          =======

NOTE 17. RECENT ACCOUNTING PRONOUNCEMENTS

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

      The Company will adopt the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. As of March 31, 2003 the Company maintains one letter of credit in the amount of $1.9 million and therefore management does not anticipate that the adoption of this interpretation will have a significant effect on the Company's earnings or financial position.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In October 2001, the FASB issued Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

      SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. Carver Federal adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 was not material to Carver Federal's financial condition or results of operations.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

      In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure" -- an amendment of FASB Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". SFAS No. 148 amends SFAS No.123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting. This statement improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of

Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods.

      The annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Carver Federal adopted the annual disclosure provisions of SFAS No. 148 on December 31, 2002. Prior year disclosures have been amended in the accompanying financial statement footnotes to conform with the new disclosure requirements.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

      On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.

      Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Carver Federal will adopt the provisions of the statement on July 1, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from Item 1 contained in Part I of this Form 10-K. The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Holding Company's definitive Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "SEC Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required in response to this Item is incorporated by reference from the section entitled "Compensation of Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required in response to this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners And Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required in response to this Item is incorporated by reference from the section entitled "Transactions With Certain Related Persons" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

      Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   List of Documents Filed as Part of this Report

            (1) Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Financial Statements or related notes.

(b) Reports on Form 8-K Filed During the Last Quarter of the Registrant's Fiscal Year Ended March 31, 2003 - None.

(c)   Exhibits required by Item 601 of Regulation S-K:

                  See Index of Exhibits on page E-1.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARVER BANCORP, INC.


June 27, 2003                         By  /s/ Deborah C. Wright
                                          -------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 27, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Deborah C. Wright        President, Chief Executive Officer and Director
------------------------     (Principal Executive Officer)
Deborah C. Wright

/s/ William Gray             Senior Vice President and Chief Financial Officer
------------------------     (Principal Financial and Accounting Officer)
William Gray

/s/ Frederick O. Terrell     Chairman
------------------------
Frederick O. Terrell

/s/ Carol Baldwin Moody      Director
------------------------
Carol Baldwin Moody

/s/ David L. Hinds           Director
------------------------
David L. Hinds

/s/ Robert Holland, Jr.      Director
------------------------
Robert Holland, Jr.

/s/ Pazel Jackson            Director
------------------------
Pazel G. Jackson, Jr.

/s/  Edward E. Ruggiero      Director
------------------------
Edward B. Ruggiero

/s/  Strauss Zelnick         Director
------------------------
Strauss Zelnick

                                  CERTIFICATION

I, Deborah C. Wright, President and Chief Executive Officer of Carver Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Carver Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date : June 27, 2003                            /s/ Deborah C. Wright
                                                -----------------------
                                                Deborah C. Wright
                                                President and
                                                Chief Executive Officer

                                  CERTIFICATION

I, William C. Gray, Senior Vice President and Chief Financial Officer of Carver Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Carver Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 27, 2003                                   /s/ William C. Gray
                                                      -------------------------
                                                      William C. Gray
                                                      Senior Vice President and
                                                      Chief Financial Officer

EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

3.1                 Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2                 Amended and Restated Bylaws of Carver Bancorp, Inc.

4.1                 Stock Certificate of Carver Bancorp, Inc. (1)

4.2                 Federal Stock Charter of Carver Federal Savings Bank (1)

4.3                 Bylaws of Carver Federal Savings Bank (1)

4.4                 Amendments to Bylaws of Carver Federal Savings Bank (2)

4.5 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (4)

4.6 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (4)

10.1 Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)

10.2 Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001

10.3 Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002

10.4 Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4

10.5 Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)

10.6 Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994 (1)

10.7 Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)

10.8 Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995 (1)

Exhibit Number      Description
--------------      -----------

10.9 Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999
                    (3)

10.10 Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (3)

10.11 Securities Purchase Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

10.12 Registration Rights Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

10.13 Settlement Agreement and Mutual Release by and among BBC Capital Market, Inc., The Boston Bank of Commerce, Kevin Cohee and Teri Williams; Carver Bancorp, Inc., Deborah C. Wright, David N. Dinkins, Linda H. Dunham, Robert J. Franz, Pazel G. Jackson, Jr., Herman Johnson and David R. Jones; Morgan Stanley & Co., Incorporated; and Provender Opportunities Fund, L.P. and Frederick O. Terrell (5)

10.14               Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan
                    (6)

10.15 Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (7)

10.16 Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (7)

10.17 Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (7)

10.18 Employment Agreement by and between Carver Federal Savings Bank and Catherine A. Papayiannis, entered into as of April 22, 2002 (7)

10.19               Carver Bancorp Compensation Plan for Non Employee Directors

10.20 Amendment Number One to Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001

10.21 First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan

10.22 Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA

21.1                Subsidiaries of the Registrant

23.2                Consent of KPMG LLP

99.1 Certification of Deborah C. Wright, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of William C. Gray, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of Carver Bancorp, Inc., filed with the Securities and Exchange Commission on June 7, 1996.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(3) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(4) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated January 14, 2000.

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6) Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2002.

(7) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.