Form 10-Q
period 2003-06-30
CARVER BANCORP INC
filed 2003-08-18
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _________________________________

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|     No  |_|

         Indicate by check |X| whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                Yes |_|     No  |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01                                 2,282,633
----------------------------                                 ---------
           Class                                    Outstanding at July 31, 2003

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           June 30, 2003 (unaudited) and March 31, 2003...........................................1

                           Consolidated Statements of Income for the Three Months
                           Ended June 30, 2003 and 2002 (unaudited)...............................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Three Months Ended June 30, 2003 (unaudited)..............3

                           Consolidated Statements of Cash Flows for the Three Months
                           Ended June 30, 2003 and 2002 (unaudited)...............................................4

                           Notes to Consolidated Financial Statements (unaudited).................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................16

         Item 4.  Controls and Procedures........................................................................17

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................17

         Item 2.  Changes in Securities and Use of Proceeds......................................................17

         Item 3.  Defaults Upon Senior Securities................................................................17

         Item 4.  Submission of Matters to a Vote of Security Holders............................................17

         Item 5.  Other Information..............................................................................17

         Item 6.  Exhibits and Reports on Form 8-K...............................................................18

SIGNATURES.......................................................................................................19

EXHIBITS.........................................................................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except per share data)

                                                                                       June 30,        March 31,
                                                                                         2003             2003
                                                                                       ---------       ---------
ASSETS                                                                                (Unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                            $  13,981       $  17,660
    Federal funds sold                                                                    13,700           5,500
                                                                                       ---------       ---------
         Total cash and cash equivalents                                                  27,681          23,160
                                                                                       ---------       ---------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $124,719 at June 30, 2003 and $124,139 at March 31, 2003)                         126,347         129,055
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $33,098 at June 30, 2003 and $35,138 at March 31, 2003; fair value
       of $34,827 at June 30, 2003 and $37,543 at March 31, 2003)                         34,457          36,530
                                                                                       ---------       ---------
          Total securities                                                               160,804         165,585
                                                                                       ---------       ---------
Loans receivable:
     Real estate mortgage loans                                                          304,456         294,710
     Consumer and commercial business loans                                                2,150           2,186
     Allowance for loan losses                                                            (4,123)         (4,158)
                                                                                       ---------       ---------
          Total loans receivable, net                                                    302,483         292,738
                                                                                       ---------       ---------
Office properties and equipment, net                                                      10,220          10,193
Federal Home Loan Bank of New York ("FHLB-NY") stock, at cost                              5,102           5,440
Accrued interest receivable                                                                2,762           3,346
Identifiable intangible assets, net                                                          124             178
Other assets                                                                               5,990           9,205
                                                                                       ---------       ---------
          Total assets                                                                 $ 515,166       $ 509,845
                                                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                          $ 362,848       $ 347,164
     Advances from the FHLB-NY and other borrowed money                                  102,195         108,996
     Other liabilities                                                                     8,459          12,612
                                                                                       ---------       ---------
          Total liabilities                                                              473,502         468,772
                                                                                       ---------       ---------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                     1               1
     Common stock (par value $0.01 per share: 5,000,000 shares
        authorized; 2,316,358 shares issued; 2,282,633 and 2,296,960 shares
        outstanding at June 30, 2003 and March 31, 2003, respectively)                        23              23
     Additional paid-in capital                                                           23,803          23,781
     Retained earnings                                                                    17,586          16,712
     Unamortized awards of common stock under management recognition plan ("MRP")            (40)             (4)
     Treasury stock, at cost (33,725 shares at June 30, 2003 and
        19,398 shares at March 31, 2003)                                                    (423)           (190)
     Accumulated other comprehensive income                                                  714             750
                                                                                       ---------       ---------
          Total stockholders' equity                                                      41,664          41,073
                                                                                       ---------       ---------
     Total liabilities and stockholders' equity                                        $ 515,166       $ 509,845
                                                                                       =========       =========

See accompanying notes to consolidated financial statements.

                    CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                                              Three Months Ended
                                                                   June 30,
                                                               2003        2002
                                                              ------      ------

Interest Income:
   Loans                                                      $4,866      $5,378
   Total securities                                            1,596       1,280
   Federal funds sold                                             54         110
                                                              ------      ------
     Total interest income                                     6,516       6,768
                                                              ------      ------

Interest expense:
   Deposits                                                    1,272       1,602
   Advances and other borrowed money                             958         736
                                                              ------      ------
     Total interest expense                                    2,230       2,338
                                                              ------      ------
     Net interest income                                       4,286       4,430
Provision for loan losses                                         --          --
                                                              ------      ------
     Net interest income after provision for loan losses       4,286       4,430
                                                              ------      ------

Non-interest income: (1)
   Depository fees and charges                                   484         404
   Loan fees and service charges                                 646         547
   Other                                                          10           2
                                                              ------      ------
                                                              ------      ------
      Total non-interest income                                1,140         953
                                                              ------      ------

Non-interest expense: (1)
   Compensation and benefits                                   1,805       1,673
   Net occupancy expense                                         324         336
   Equipment                                                     382         418
   Other                                                       1,269       1,368
                                                              ------      ------
      Total non-interest expense                               3,780       3,795
                                                              ------      ------

      Income before income taxes                               1,646       1,588
Income taxes                                                     559         714
                                                              ------      ------
      Net income                                              $1,087      $  874
                                                              ======      ======

Dividends applicable to preferred stock                       $   49      $   49
                                                              ------      ------

      Net income available to common stockholders             $1,038      $  825
                                                              ======      ======

Earnings per common share:
       Basic                                                  $ 0.45      $ 0.36
                                                              ======      ======
       Diluted                                                $ 0.42      $ 0.35
                                                              ======      ======

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

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                             ACCUMULATED     COMMON       TOTAL
                                                         ADDITIONAL                             OTHER         STOCK       STOCK-
                                      PREFERRED  COMMON   PAID-IN     RETAINED   TREASURY   COMPREHENSIVE    ACQUIRED     HOLDERS'
                                        STOCK    STOCK    CAPITAL     EARNINGS     STOCK        INCOME        BY MRP      EQUITY
                                      ---------  ------  ----------   --------   --------   -------------    --------     --------
Balance-March 31, 2003                  $  1      $23      $23,781    $ 16,712     ($190)       $ 750          ($4)      $ 41,073

Comprehensive income:
    Net Income for the period
    ended June 30, 2003                   --       --           --       1,087        --           --            --          1,087
    Change in net unrealized gain on
    securities, net of taxes              --       --           --          --        --          (36)           --            (36)
Dividends paid                            --       --           --        (213)       --           --            --           (213)
Treasury stock activity                   --       --           --          --      (233)          --            --           (233)
Allocation of shares for MRP              --       --           22          --        --           --           (36)           (14)
                                        ----      ---      -------    --------     -----        -----          ----       --------
Balance-June 30, 2003                   $  1      $23      $23,803    $ 17,586     ($423)       $ 714          ($40)      $ 41,664
                                        ====      ===      =======    ========     =====        =====          ====       ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                               2003           2002
                                                                               ----           ----
Cash flows from operating activities:
  Net income                                                                 $  1,087       $    874
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                     --             --
     ESOP and MRP expense                                                          14             75
     Depreciation and amortization expense                                        284            286
     Amortization of intangibles                                                   54             53
     Other amortization (accretion)                                               752            186
     Changes in assets and liabilities:
       Decrease in accrued interest receivable                                    584            349
       Decrease in other assets                                                 3,271            126
       Decrease in other liabilities                                           (4,203)        (2,487)
                                                                             --------       --------
          Net cash provided by (used in) operating activities                   1,843           (538)
                                                                             --------       --------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                       (23,307)            --
     Held-to-maturity                                                              --            (22)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                        25,461          8,470
     Held-to-maturity                                                           2,028          1,223
  Disbursements for loan originations                                         (12,618)       (19,373)
  Loans purchased from third parties                                          (27,536)            --
  Principal collections on loans                                               30,256         29,712
  Sale of FHLB-NY stock                                                           338            550
  Proceeds from loans sold                                                         --            984
  Additions to premises and equipment                                            (311)          (244)
                                                                             --------       --------
          Net cash (used in) provided by investing activities                  (5,689)        21,300
                                                                             --------       --------
Cash flows from financing activities:
  Net increase in deposits                                                     15,684          5,135
  Advances from FHLB-NY and other borrowed money                                5,000             --
  Repayment of FHLB-NY advances and other borrowed money                      (11,801)       (15,051)
  Purchase of treasury stock                                                     (303)            --
  Dividends paid                                                                 (213)           (98)
                                                                             --------       --------
          Net cash provided by (used in) financing activities                   8,367        (10,014)
                                                                             --------       --------
Net increase in cash and cash equivalents                                       4,521         10,748
Cash and cash equivalents at beginning of the period                           23,160         34,851
                                                                             --------       --------
Cash and cash equivalents at end of  the period                              $ 27,681       $ 45,599
                                                                             ========       ========

Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                          ($36)      $    210

Cash paid for-
  Interest paid                                                                 2,206          2,338
  Income taxes paid                                                             2,825            778

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company" or "Bancorp"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2003 ("2003 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004 ("fiscal 2004"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal") and Alhambra Holding Corp., a Delaware corporation which is inactive, and the Bank's wholly owned subsidiaries, CFSB Realty Corp., CFSB Credit Corp. and Carver Asset Corporation. The Holding Company and its consolidated subsidiaries are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation. We have no unconsolidated subsidiaries or unconsolidated special purpose entities. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2) NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended June 30, 2003 and 2002, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended June 30, 2003 and 2002, 208,333 shares of common stock potentially issuable from the conversion of preferred stock and 63,094 shares of common stock at June 30, 2003 potentially issuable from the exercise stock options with an exercise price that is less than the average market price of the common shares for the three-months ended June 30, 2003 were considered in determining the diluted net income per common share.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR STOCK BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

         The transitional requirements of SFAS 148 were effective for all financial statements for fiscal years ending after December 15, 2002. We have elected not to adopt the fair value method, and continue to account for stock-based compensation plans using the intrinsic value method, as permitted. Accordingly, compensation expense has not been recognized in the accompanying statements of income for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders' equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards' specified vesting periods.

         Since we have elected to apply the intrinsic value method, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if it were applied rather than the intrinsic value method. Our policy with regards to stock-based compensation has been to grant stock options and restricted stock awards at year-end. Since stock options are typically awarded at year-end and contain a nominal vesting period, no pro forma compensation expense and its related effect on net income and earnings per share has been reported herein. Further disclosure is presented in Note 1 - "Summary of Significant Accounting Policies -- Stock Based Compensation Plans" of our audited consolidated financial statements in Carver's 2003 10-K.

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

         The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. As of June 30, 2003, the Company maintained one letter of credit in the amount of $1.9 million. The adoption of this interpretation had no significant effect on the Company's earnings or financial position.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

         In October 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS." SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit card holder intangible assets. The provisions of SFAS No. 147 became effective October 1, 2002. The adoption of this statement had no significant effect on the Company's earnings or financial position.

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

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

         In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of this statement had no significant effect on the Company's earnings or financial position.

ACCOUNTING  FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the FASB issued SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. More specifically, it: (a) eliminates the allocation of goodwill to long-lived assets to be tested for impairment; and (b) details both a probability-weighted and primary asset approach to estimate cash flows in testing for impairment of a long-lived asset. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement had no significant effect on the Company's earnings or financial position.

ACCOUNTING  FOR ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued SFAS No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement had no significant effect on the Company's earnings or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, senior management may make forward looking statements verbally to analysts, investors, the media and others. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "could," "plan," "estimate," "potential" and similar terms and phrases, or future or conditional verbs such as "will," "would," "should," "could," or "may." Such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, the Company's success in implementing its initiatives, including expanding its product line, successfully opening new ATM centers, successfully rebranding its image and achieving greater operating efficiencies; changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and non-interest income; general economic conditions which could affect the volume of loan origination, deposit flows, real estate values, changes in the quality and composition of the Bank's loan and investment portfolios; changes in management's business strategy; the levels of non-interest income and the amount of loan losses as well as other factors discussed in documents filed by the Company with the SEC from time to time.

         Any forward-looking statements made in this report or incorporated be reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

         As used in this Form 10-Q, "we," "us" and "our" refer to Carver Bancorp, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

CRITICAL ACCOUNTING POLICIES

         Note 1 to our Consolidated Financial Statements for fiscal 2003 included in our 2003 10-K, as supplemented by this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with our Finance and Audit Committee and our Board of Directors.

GENERAL

         The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. At this time, the Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal, which operates five full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan.

         The Company is dependent on dividends from the Bank, its own earnings, capital raised and borrowings for sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income. The Bank also generates other income, such as fee income on deposit and loan accounts and, to a lesser extent, debit card interchange credit, and, depending on market conditions, net gains on sales of securities and loans. The level of its expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense, further affects the Bank's net income. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2003 10-K.

COMPARISON OF FINANCIAL CONDITION AT
JUNE 30, 2003 AND MARCH 31, 2003

ASSETS

         Total assets increased by $5.3 million, or 1.0%, to $515.2 million at June 30, 2003 compared to $509.8 million at March 31, 2003. The change was primarily attributable to increases of $9.7 million and $4.5 million in total loans receivable, net, and total cash and cash equivalents, respectively, partially offset by decreases of $4.8 million and $3.2 million in total securities and other assets, respectively.

         Total loans receivable, net, increased $9.7 million, or 3.3%, to $302.5 from $292.7 million at March 31, 2003. The increase resulted from mortgage loan originations and purchases exceeding loan repayments during the first three months of fiscal 2004. During the three-month period ended June 30, 2003 loan purchases and originations were $27.5 million and $12.6 million, respectively, offset in part by loan repayments of $30.3 million. Loan originations and purchases were concentrated in one- to four-family and non-residential real estate mortgage loans, which accounted for $24.2 million of the $40.1 million originated and purchased during the period. The remaining originations of $15.9 million were primarily construction loans and multifamily real estate loans. Management has evaluated yields and loan quality in the competitive New York metropolitan area market and has made decisions in certain instances to purchase mortgage-backed securities. Management will continue to evaluate the balance of earning assets allocated to loan originations and purchases as well as additional purchases of mortgage-backed securities while continuing to assess yields and economic risk.

         Cash and cash equivalents for the three-month period increased $4.5 million from March 31, 2003. This was due to excess liquid assets created by higher than expected mortgage loan and mortgage-backed security repayments. The Bank seeks to invest its lower yielding excess liquid assets in the origination and purchase of mortgage loans and the purchase of mortgage-backed securities.

         Total securities decreased $4.8 million, or 2.9%, to $160.8 million from $165.6 million at March 31, 2003 as repayments and maturities exceeded new security purchases. The decline can be attributed to the low interest rate environment, which in turn has accelerated mortgage refinancing and prepayments of the Company's mortgage backed securities. Principal repayments of mortgage backed securities of $10.5 million and maturities of investment securities of $17.0 million were partially offset by new purchases of $23.3 million.

         Other assets decreased $3.2 million, or 34.9%, to $6.0 million from $9.2 million at March 31, 2003. The decrease is primarily due to loans in process at the end of March 2003 being booked in the quarter ended June 30, 2003.

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At June 30, 2003, total liabilities increased by $4.7 million, or 1.0%, to $473.5 million compared to $468.8 million at March 31, 2003. The increase in liabilities primarily reflects deposit growth of $15.7 million offset by a decrease of $6.8 million in advances from the Federal Home Loan Bank of New York ("FHLB-NY") and other borrowed money and a decrease of $4.3 million in other liabilities.

         The $15.7 million increase in deposit balances is primarily attributable to new relationships with corporate and not-for-profit entities which contributed to increases of $9.8 million in NOW accounts, $4.9 million in money market accounts and $2.0 million in savings and club accounts. The increases in core deposits were partially offset by a decrease of $1.0 million in certificates of deposit accounts. Other factors contributing to deposit growth include an emphasis on developing depository relationships with borrowers and the use of special promotions to attract deposits. At June 30, 2003, the Bank had five branches and one stand-alone ATM center. We believe that deposits will continue to grow with the addition of new branches and ATM centers coupled with our business development efforts.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $591,000, or 1.4%, to $41.7 million at June 30, 2003 compared to $41.1 million at March 31, 2003. The increase in stockholders' equity was primarily attributable to a $874,000 increase in retained earnings for the three months ended June 30, 2003 partially offset by a decrease related to the purchase of treasury stock of $233,000 pursuant to the Company' stock repurchase plan and a reduction in accumulated other comprehensive income of $36,000 resulting from a reduction in net unrealized gains, net of taxes, relating to certain investment and mortgage-backed securities. Investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment to stockholders' equity, net of taxes.

         The Holding Company has purchased 29,100 shares of its common stock in open market transactions at an average price of $13.84 per share as part of its repurchase program announced on August 6, 2002. During the quarter ended June 30, 2003, the Company purchased 20,000 additional shares of its common stock. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

ASSET/LIABILITY MANAGEMENT

         The Company's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuation on asset prepayments, the level and composition of deposits and the credit quality of earning assets. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity and to manage its exposure to changes in interest rates.

         The Company's Asset/Liability and Interest Rate Risk Committee ("ALCO"), comprised of members of the Board of Directors, meets periodically with senior management to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management that are reviewed and approved by ALCO and the full Board of Directors.

         The economic environment continually presents uncertainties as to future interest rate trends. ALCO regularly monitors the Company's cumulative gap position, in addition to utilizing a model that projects net interest income based on increasing or decreasing interest rates, in order to be able to respond to changes in interest rates.

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

         Other sources of liquidity include the ability to borrow under repurchase agreements, FHLB-NY advances utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At June 30, 2003, the Bank had the ability to borrow from the FHLB-NY an additional $9.8 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2003, total cash and cash equivalents increased by $4.5 million. Net cash provided by operating activities during this period was $1.8 million, primarily representing decreases in other assets and accrued interest receivable adjusted for the balances of depreciation and amortization expense and other amortization offset by decreases in other liabilities. Net cash used in investing activities was $5.7 million, primarily representing the purchase of available-for-sale securities, loan purchases and originations offset in part by principal payments and maturities of securities and principal collections on loans. Net cash provided by financing activities was $8.4 million, primarily representing a net increase in deposits offset by a decrease in advances from the FHLB-NY.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of June 30, 2003. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank faces is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         During the fiscal year ended March 31, 2002 ("fiscal 2002"), the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2003 ("fiscal 2003"), the federal funds rate was again lowered on three separate occasions a total of 125 basis points. The increase in loan and securities repayments experienced by the Bank over the past two fiscal years was primarily the result of the increase in mortgage loan refinancing activity caused by this lower interest rate environment.

         The Office of Thrift Supervision, the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2003, the Bank exceeded all regulatory minimum capital requirements and qualified as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at June 30, 2003.

                               REGULATORY CAPITAL
                                At June 30, 2003

                                                            Amount   % of Assets
                                                            ------   -----------
      Total capital (to risk-weighted assets):
      Capital level                                         $44,310     14.07%
      Less requirement                                       25,188      8.00
                                                            -------     -----
      Excess                                                $19,122      6.07%
                                                            =======     =====

      Tier 1 capital (to risk-weighted assets):
      Capital level                                         $40,372     12.82%
      Less requirement                                       12,594      4.00
                                                            -------     -----
      Excess                                                $27,778      8.82%
                                                            =======     =====

      Tier 1 Leverage capital (to adjusted total assets):
      Capital level                                         $40,372      7.83%
      Less requirement                                       20,612      4.00
                                                            -------     -----
      Excess                                                $19,760      3.83%
                                                            =======     =====

         On July 23, 2003, the Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend will be payable on August 28, 2003 to shareholders of record at the close of business on August 11, 2003.

ANALYSIS OF EARNINGS

        The Company's profitability is primarily dependent upon net interest income, which mainly represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Provisions for loan losses, non-interest income, non-interest expense and income taxes further affect net income. The earnings of the Company are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

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

                                                                          Three months ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                  2003                                         2002
                                                 ---------------------------------------     --------------------------------------
                                                 Average                 Annualized Avg.     Average                Annualized Avg.
                                                 Balance      Interest     Yield/Cost        Balance     Interest     Yield/Cost
                                                 -------      --------   ---------------     -------     --------   ---------------
                                                                               (Dollars in thousands)
Loans receivable (1)                             $296,122      $4,866         6.59%         $285,501      $5,378         7.56%
Investment securities (2)                         167,673       1,596         3.82%          100,600       1,280         5.10%
Federal funds                                      18,997          54         1.14%           26,512         110         1.67%
                                                 --------      ------         ----          --------      ------         ----
Total interest earning assets                     482,792       6,516         5.41%          412,613       6,768         6.58%
Non-interest earning assets                        28,981                                     29,524
                                                 --------                                   --------
Total assets                                     $511,773                                   $442,137
                                                 ========                                   ========

Liabilities and Equity
Deposits:
NOW accounts                                     $ 21,756      $   25         0.47%         $ 19,674      $   47         0.96%
Savings and club accounts                         130,943         320         0.98%          128,444         443         1.38%
Money market accounts                              25,490          62         0.97%           14,788          50         1.36%
Certificates of deposit                           162,100         865         2.14%          152,043       1,062         2.80%
                                                 --------      ------         ----          --------      ------         ----
Total deposits                                    340,289       1,272         1.50%          314,949       1,602         2.04%
Mortgagor's deposits                                2,245           4         0.77%            2,506           1         0.16%
Borrowed money                                    100,511         954         3.81%           64,382         735         4.58%
                                                 --------      ------         ----          --------      ------         ----
Total interest-bearing liabilities                443,045       2,230         2.02%          381,837       2,338         2.46%
Non-interest-bearing DDA accounts                  20,293                                     13,912
Other non-interest-bearing liabilities              7,371                                      9,248
                                                 --------                                   --------
Total liabilities                                 470,709                                    404,997
Stockholders' equity                               41,064                                     37,140
                                                 --------                                   --------
Total liabilities and stockholders' equity       $511,773                                   $442,137
                                                 ========                                   ========
Net interest income                                            $4,286                                     $4,430
                                                               ======                                     ======
Interest rate spread                                                          3.39%                                      4.12%
                                                                              ====                                       ====

Net interest margin                                                           3.55%                                      4.30%
                                                                              ====                                       ====

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                       1.09x                                      1.08x
                                                               ======                                     ======

(1)   Includes non-accrual loans.

(2)   Includes FHLB-NY stock.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED JUNE 30, 2003 AND 2002

OVERVIEW

         Selected operating ratios for the three months ended June 30, 2003 and 2002, are set forth in the table below. The following discussion and analysis discuss the changes in components of operating results giving rise to net income.

                                                      THREE MONTHS ENDED
SELECTED OPERATING RATIOS:                                  JUNE 30,
                                                      2003            2002
                                                 ---------------  -------------
                                                           (UNAUDITED)
Return on average assets(1)                                0.85 %         0.79 %
Return on average equity(1)                               10.59           9.41
Interest rate spread(1)                                    3.39           4.12
Net interest margin(1)                                     3.55           4.30
Operating expenses to average assets(1)                    2.95           3.43
Equity-to-assets                                           8.09           8.61
Efficiency ratio                                          69.66          70.50
Average interest-earning assets to
  interest-bearing liabilities                             1.09           1.08

(1)  Annualized

NET INCOME

         Net income for the three-month period ended June 30, 2003 was $1.1 million compared to net income of $874,000 for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $1.0 million, or $0.42 per diluted common share, compared to $825,000, or $0.35 per diluted common share, for the corresponding prior year period. Net income available to common stockholders increased $213,000 primarily due to a rise in non-interest income of $187,000, a decrease in non-interest expense of $15,000 and a decrease in the Bank's effective tax rate, offset by a decrease in net interest income of $144,000.

INTEREST INCOME

         Interest income decreased by $252,000, or 3.7%, to $6.5 million for the three months ended June 30, 2003 compared to $6.8 million in the prior year period. Interest income decreased primarily as a result of the current lower interest rate environment compared to the prior year period. The change in total interest income was attributable to a decrease of 117 basis points in the annualized average yield on interest-earning assets to 5.41% for the three months ended June 30, 2003 compared to 6.58% for the prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $70.2 million, or 17.0%, to $482.8 million for the three months ended June 30, 2003 compared to $412.6 million for the prior year period. During the same period we experienced a 75 basis point decline in net interest margin from 4.30% to 3.55% resulting from lower interest rates.

         Interest income on loans decreased by $512,000, or 9.5%, to $4.9 million for the three months ended June 30, 2003 compared to $5.4 million for the prior year period. The change was primarily due to a decline in interest rates, which resulted in decreased yields in the loan portfolio. The annualized average yield on loans for the three months ended June 30, 2003 declined 97 basis points to 6.59% compared to 7.56% for the prior year period. The decline in interest income on loans was partially offset by an increase in average mortgage loan balances of $10.6 million to $296.1 million compared to $285.5 million for the prior year period.

         Interest income on total securities increased by $316,000, or 24.7%, to $1.6 million for the three months ended June 30, 2003 compared to $1.3 million for the prior year period. The change was primarily due to an increase of $67.1 million, or 66.7%, in the average balance of securities, to $167.7 million compared to $100.6 million in the prior year period, partially offset by a 128 basis point decrease in the annualized average yield on mortgage-backed securities to 3.82% from 5.10% in the prior year period. The growth in the average balance of securities, primarily mortgage-backed securities, reflects execution of our balance sheet management strategy. Portfolio yields and interest income declined as new purchases and the reinvestment of portfolio cash flows were at yields significantly below existing portfolio yields. To mitigate interest rate risk, we have purchased short duration securities that by their nature have lower yields. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage-backed securities and accelerated premium amortization.

         Interest income on federal funds sold decreased by $56,000, or 50.9%, to $54,000 for the three months ended June 30, 2003 compared to $110,000 for the prior year period. The decline was primarily attributable to a decrease in the average balance of federal funds of $7.5 million, or 28.4%, to $19.0 million from $26.5 million in the prior year period. Also contributing to the decline was a decrease of 53 basis points in the annualized yield on federal funds sold, which was 1.14% for the three months ended June 30, 2003 compared to 1.67% in the prior year period due to lower short-term interest rates.

INTEREST EXPENSE

         Total interest expense decreased by $108,000, or 4.6%, to $2.2 million for the three months ended June 30, 2003 compared to $2.3 million for the prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of interest-bearing liabilities decreased 44 basis points to 2.02% from 2.46% for the prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $61.2 million, or 16.0%, to $443.0 million from $381.8 million compared to the prior year period.

         Interest expense on deposits decreased $330,000, or 20.6%, to $1.3 million for the three months ended June 30, 2003 compared to $1.6 million for the prior year period. The decrease in interest expense on deposits was due primarily to a 54 basis point decline in the rate paid on deposits to 1.50% compared to 2.04% for the prior year period, partially offset by a $25.3 million increase in the average balance of interest-bearing deposits to $340.3 million for the three months ended June 30, 2003 from $314.9 million for the prior year period. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin has benefited. The Bank's success in growing core deposits, thereby benefiting net interest income and net interest margin, has been tempered by the sustained low interest rate environment.

         Interest expense on advances and other borrowed money increased $222,000, or 30.1%, to $958,000 for the three months ended June 30, 2003 compared to $736,000 for the prior year period. This was primarily due to an increase of $36.1 million in the average balance of borrowed money to $100.5 million from $64.4 million for the corresponding prior year period partially offset by a decrease of 77 basis points in the cost of borrowings to 3.81% from 4.58% for the prior year period.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before the provision for loan losses decreased by $144,000, or 3.2%, to $4.3 million for the three months ended June 30, 2003 compared to $4.4 million for the prior year period. The Company's annualized average interest rate spread decreased by 73 basis points to 3.39% for the three months ended June 30, 2003 compared to 4.12% for the prior year period.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         The Company did not provide for additional loan loss reserves for the three months ended June 30, 2003 or 2002 as the Company considers the overall allowance for loan losses to be adequate. During the first quarter of fiscal 2004, Carver recorded net loan charge-offs of $36,000 compared to net recoveries of $4,000 for the prior year period. At June 30, 2003, the Bank's allowance for loan losses of $4.1 million remained substantially unchanged from March 31, 2003.

         At June 30, 2003, non-performing assets totaled $1.8 million, or 0.59% of total loans, substantially unchanged from March 31, 2003. Non-performing assets include loans 90 days past due non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. The Bank had no foreclosed real estate as of June 30, 2003. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         The ratio of the allowance for loan losses to non-performing loans was 228.5% at June 30, 2003 compared to 230.7% at March 31, 2003. The ratio of the allowance for loan losses to total loans was 1.34% at June 30, 2003 compared to 1.40% at March 31, 2003.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, results of regulatory examinations, and other factors, both within and outside of management's control.

NON-INTEREST INCOME

         Total non-interest income in the first quarter of fiscal 2004 increased $187,000, or 19.6%, to $1.1 million compared to $953,000 for the prior year period. Contributing to this growth was an increase in loan fees and service charges of $98,000 and additional increases of $80,000 in depository fees and charges, which can be attributed to increased ATM usage, growth in debit card income and restructuring of depository fees and charges during the second quarter of fiscal 2003. Loan fees and service charges increased as a result of recognition of higher mortgage prepayment penalties due to refinancing activity and a restructuring of loan fees in the second quarter of fiscal 2003. Non-interest income represented 15.1% of revenue (interest income plus non-interest income) for the first quarter of fiscal 2004 compared to 12.3% for the corresponding prior year period.

NON-INTEREST EXPENSE

         For the quarter ended June 30, 2003, total non-interest expense of $3.8 million was substantially unchanged from the prior year period. Advertising expense compared to the prior year period was lower, primarily related to a corporate rebranding campaign expense that was less than originally anticipated. Occupancy, equipment and other expenses decreased $12,000. Consulting fees and employee compensation and benefits expense increased. Consulting fees were $217,000 for the quarter ended June 30, 2003, an increase of $171,000 from the prior year period, which was primarily a result of establishing the Bank's real estate investment trust. The increase in employee compensation and benefits expense of $132,000 during this period compared to the prior year period, is a result of the Bank successfully filling additional key executive positions and an increase in the accrued expense for expected fiscal 2004 management incentives.

INCOME TAX EXPENSE

         For the three-month period ended June 30, 2002, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 45%. For the three-month period ended June 30, 2003, the Company decreased its rate following the establishment of Carver Asset Corporation, the Bank's real estate investment trust.

         For the three-month period ended June 30, 2003, income before taxes increased $58,000, or 3.6%, to $1.6 million compared to the prior year period. Income tax expense decreased $155,000, or 21.7%, to $559,000 compared to the prior year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2003 in Item 7 of the Company's 2003 10-K. The Company believes that there have been no material changes in the Company's market risk at June 30, 2003 compared to March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

           The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our Consolidated Financial Statements in Carver's 2003 10-K. There have been no material changes with regard to such legal proceedings since the filing of the 2003 10-K.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are submitted with this report:

                  Exhibit 11.       Computation of Net Income Per Share.

                  Exhibit 31.1      Certification of Chief Executive Officer.

                  Exhibit 31.2      Certification of Chief Financial Officer.

                  Exhibit 32.1(*) Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350.

                  Exhibit 32.2(*) Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350.

     * Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(b) Current Reports on Form 8-K.

We furnished the following Current Reports on Form 8-K during the period from April 1, 2003 to the date of the filing of this report:

        1. Current report on Form 8-K, dated July 23, 2003, which includes information being filed pursuant to Item 12 but was filed under
                 Item 9, an announcement of our financial results for the first quarter ended June 30, 2003.

        2. Current report on Form 8-K, dated April 23, 2003, which includes information being filed pursuant to Item 12 but was filed under Item 9, an announcement of our financial results for the fourth quarter and fiscal year ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CARVER BANCORP, INC.

Date: August 14, 2003          /s/ Deborah C. Wright
                               -------------------------------------
                               Deborah C. Wright
                               President and Chief Executive Officer

Date: August 14, 2003          /s/ William C. Gray
                               -------------------------------------
                               William C. Gray
                               Senior Vice President and Chief Financial Officer