Form 10-Q
period 2003-09-30
CARVER BANCORP INC
filed 2003-11-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _________________________________

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

                             Yes X         No
                                ---           ---

         Indicate by check |X| whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                             Yes           No  X
                                ---           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01                                2,284,390
----------------------------                                ---------
           Class                                 Outstanding at October 31, 2003

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           September 30, 2003 (unaudited) and March 31, 2003......................................1

                           Consolidated Statements of Income for the Six Months
                           Ended September 30, 2003 and 2002 (unaudited)..........................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Six Months Ended September 30, 2003 (unaudited)...........3

                           Consolidated Statements of Cash Flows for the Six Months
                           Ended September 30, 2003 and 2002 (unaudited)..........................................4

                           Notes to Consolidated Financial Statements (unaudited).................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................21

         Item 4.  Controls and Procedures........................................................................21

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................21

         Item 2.  Changes in Securities and Use of Proceeds......................................................22

         Item 3.  Defaults Upon Senior Securities................................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders............................................22

         Item 5.  Other Information..............................................................................23

         Item 6.  Exhibits and Reports on Form 8-K...............................................................23


SIGNATURES.......................................................................................................25

EXHIBITS.........................................................................................................26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                           CARVER BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             SEPTEMBER 30,      MARCH 31,
                                                                                                 2003             2003
                                                                                            ---------------   -------------
ASSETS                                                                                       (Unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                                       $ 11,856        $ 17,660
    Federal funds sold                                                                               9,000           5,500
                                                                                            ---------------   -------------
         Total cash and cash equivalents                                                            20,856          23,160
                                                                                            ---------------   -------------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $96,333 at September 30, 2003 and $124,139 at March 31, 2003)                               102,650         129,055
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $50,543 at September 30, 2003 and $35,138 at March 31, 2003; fair value
       of $52,227 at September 30, 2003 and $37,543 at March 31, 2003)                              51,852          36,530
                                                                                            ---------------   -------------
          Total securities                                                                         154,502         165,585
                                                                                            ---------------   -------------
Loans receivable:
     Real estate mortgage loans                                                                    316,555         294,710
     Consumer and commercial business loans                                                          2,117           2,186
     Allowance for loan losses                                                                      (4,113)         (4,158)
                                                                                            ---------------   -------------
          Total loans receivable, net                                                              314,559         292,738
                                                                                            ---------------   -------------
Office properties and equipment, net                                                                10,469          10,193
Federal Home Loan Bank of New York ("FHLB-NY") stock, at cost                                        5,602           5,440
Accrued interest receivable                                                                          2,984           3,346
Identifiable intangible assets, net                                                                     71             178
Other assets                                                                                        12,885           9,205
                                                                                            ---------------   -------------
          Total assets                                                                           $ 521,928       $ 509,845
                                                                                            ===============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                    $ 361,220       $ 347,164
     Advances from the FHLB-NY and other borrowed money                                             97,644         108,996
     Other liabilities                                                                               7,956          12,612
                                                                                            ---------------   -------------
          Total liabilities                                                                        466,820         468,772
                                                                                            ---------------   -------------
Guaranteed preferred beneficial interest in junior subordinated debentures                          12,742               -
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                               1               1
     Common stock (par value $0.01 per share: 5,000,000 shares authorized;
      2,316,358 shares issued; 2,283,558 and 2,296,960 shares outstanding at
      September 30, 2003 and March 31, 2003, respectively)                                              23              23
     Additional paid-in capital                                                                     23,811          23,781
     Retained earnings                                                                              18,898          16,712
     Unamortized awards of common stock under  management recognition plan ("MRP")                     (36)             (4)
     Treasury stock, at cost (32,800 shares at September 30, 2003 and 19,398
      shares at March 31, 2003)                                                                       (412)           (190)
     Accumulated other comprehensive income                                                             81             750
                                                                                            ---------------   -------------
          Total stockholders' equity                                                                42,366          41,073
                                                                                            ---------------   -------------
     Total liabilities and stockholders' equity                                                  $ 521,928       $ 509,845
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

                                             CARVER BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)

                                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  2003         2002        2003        2002
                                                                              ------------- ----------- ----------- -----------
Interest Income: (1)
   Loans                                                                           $ 5,061     $ 5,310     $ 9,927    $ 10,688
   Total securities                                                                  1,515       1,372       3,111       2,652
   Federal funds sold                                                                   26          77          81         188
                                                                              ------------- ----------- ----------- -----------
     Total interest income                                                           6,602       6,759      13,119      13,528
                                                                              ------------- ----------- ----------- -----------

Interest expense:
   Deposits                                                                          1,133       1,469       2,405       3,071
   Advances and other borrowed money                                                   953         741       1,911       1,478
                                                                              ------------- ----------- ----------- -----------
     Total interest expense                                                          2,086       2,210       4,316       4,549
                                                                              ------------- ----------- ----------- -----------
     Net interest income                                                             4,516       4,549       8,803       8,979
Provision for loan losses                                                                -           -           -           -
                                                                              ------------- ----------- ----------- -----------
     Net interest income after provision for loan losses                             4,516       4,549       8,803       8,979
                                                                              ------------- ----------- ----------- -----------

Non-interest income:
   Depository fees and charges                                                         490         457         974         861
   Loan fees and service charges                                                       492         257       1,137         804
   Gain on sale of securities                                                           31           -          31           -
   Other                                                                               561           2         572           4
                                                                              ------------- ----------- ----------- -----------
      Total non-interest income                                                      1,574         716       2,714       1,669
                                                                              ------------- ----------- ----------- -----------

Non-interest expense: (1)
   Compensation and benefits                                                         1,798       1,589       3,603       3,263
   Net occupancy expense                                                               343         320         667         656
   Equipment                                                                           399         354         781         772
   Capital securities cost                                                              23           -          23           -
   Other                                                                             1,350       1,270       2,620       2,636
                                                                              ------------- ----------- ----------- -----------
      Total non-interest expense                                                     3,913       3,533       7,694       7,327
                                                                              ------------- ----------- ----------- -----------

      Income before income taxes                                                     2,177       1,732       3,823       3,321
Income taxes                                                                           751         797       1,310       1,511
                                                                              ------------- ----------- ----------- -----------
      Net income                                                                   $ 1,426       $ 935     $ 2,513     $ 1,810
                                                                              ============= =========== =========== ===========

Dividends applicable to preferred stock                                               $ 49        $ 49        $ 98        $ 98
                                                                              ------------- ----------- ----------- -----------

      Net income available to common stockholders                                  $ 1,377       $ 886     $ 2,415     $ 1,712
                                                                              ============= =========== =========== ===========

Earnings per common share:
       Basic                                                                        $ 0.60      $ 0.39      $ 1.05      $ 0.75
                                                                              ============= =========== =========== ===========
       Diluted                                                                      $ 0.55      $ 0.37      $ 0.98      $ 0.72
                                                                              ============= =========== =========== ===========

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

                                             CARVER BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   AND COMPREHENSIVE INCOME
                                                          (UNAUDITED)
                                                        (IN THOUSANDS)

                                                                                                   ACCUMULATED       COMMON
                                                           ADDITIONAL                                 OTHER          STOCK
                                 PREFERRED      COMMON      PAID-IN      RETAINED    TREASURY     COMPREHENSIVE     ACQUIRED
                                    STOCK        STOCK      CAPITAL      EARNINGS      STOCK          INCOME         BY MRP
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-March 31, 2003                     $1        $23       $23,781     $16,712        ($190)             $750         ($4)

Comprehensive income:
    Net Income for the period
    ended June 30, 2003                     -          -             -       1,087            -                 -           -
    Change in net unrealized
    gain on securities, net of
    taxes                                   -          -             -           -            -               (36)          -
Dividends paid                              -          -             -        (213)           -                 -           -
Allocation of shares for MRP                -          -            22           -            -                 -         (36)
Treasury stock activity                     -          -             -           -         (233)                -           -
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-June 30, 2003                      $1        $23       $23,803     $17,586        ($423)             $714        ($40)
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------

Comprehensive income:
    Net Income for the period
    ended September 30, 2003                -          -             -       1,426            -                 -           -
    Change in net unrealized
    gain on securities, net of
    taxes                                   -          -             -           -            -              (633)          -
Dividends paid                              -          -             -        (114)           -                 -           -
Allocation of shares for MRP                -          -             -           -            -                 -           4
Treasury stock activity                     -          -             8           -           11                 -           -
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-September 30, 2003                 $1        $23       $23,811     $18,898        ($412)              $81        ($36)
                                 ============= ========== ============= =========== ============ ================= ===========

                                    TOTAL
                                   STOCK-
                                  HOLDERS'
                                   EQUITY
                                 ----------
Balance-March 31, 2003             $41,073

Comprehensive income:
    Net Income for the period
    ended June 30, 2003             $1,087
    Change in net unrealized
    gain on securities, net of
    taxes                             ($36)
Dividends paid                       ($213)
Allocation of shares for MRP          ($14)
Treasury stock activity              ($233)
                                 ----------
Balance-June 30, 2003              $41,664
                                 ----------

Comprehensive income:
    Net Income for the period
    ended September 30, 2003         1,426
    Change in net unrealized
    gain on securities, net of
    taxes                             (633)
Dividends paid                        (114)
Allocation of shares for MRP             4
Treasury stock activity                 19
                                 ----------
Balance-September 30, 2003         $42,366
                                 ==========

See accompanying notes to consolidated financial statements.

                                  CARVER BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                              (IN THOUSANDS)

                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                                                  2003             2002
                                                                                  ----             ----
Cash flows from operating activities:
  Net income                                                                    $ 2,513          $ 1,810
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                        -                -
     ESOP and MRP expense                                                            18              149
     Depreciation and amortization expense                                          570              652
     Amortization of intangibles                                                    107              106
     Other amortization                                                           2,349              632
     Changes in assets and liabilities:
       Decrease (increase) in accrued interest receivable                           362             (155)
       Increase in other assets                                                  (4,238)              (2)
       Decrease in other liabilities                                             (4,706)          (2,707)
                                                                          --------------   --------------
          Net cash (used in) provided by operating activities                    (3,025)             485
                                                                          --------------   --------------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                         (36,925)         (36,848)
     Held-to-maturity                                                           (19,880)          (4,167)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          37,442           10,182
     Held-to-maturity                                                             4,452            2,307
  Proceeds from sale of available-for-sale securities                            23,871                -
  Disbursements for loan originations                                           (36,683)         (30,079)
  Loans purchased from third parties                                            (38,751)         (13,861)
  Principal collections on loans                                                 53,389           52,897
  Purchase of FHLB-NY stock                                                        (162)            (690)
  Proceeds from loans sold                                                            -            1,493
  Additions to premises and equipment                                              (846)            (455)
                                                                          --------------   --------------
          Net cash used in  by investing activities                             (14,093)         (19,221)
                                                                          --------------   --------------
Cash flows from financing activities:
  Net increase in deposits                                                       14,056            5,388
  Advances from FHLB-NY and other borrowed money                                 34,000           29,300
  Repayment of FHLB-NY advances and other borrowed money                        (45,352)         (15,603)
  Issuance of trust preferred securities                                         12,740                -
  Purchase of treasury stock                                                       (303)             (74)
  Dividends paid                                                                   (327)             (98)
                                                                          --------------   --------------
          Net cash provided by financing activities                              14,814           18,913
                                                                          --------------   --------------
Net (decrease) increase in cash and cash equivalents                             (2,304)             177
Cash and cash equivalents at beginning of the period                             23,160           34,851
                                                                          --------------   --------------
Cash and cash equivalents at end of  the period                                $ 20,856         $ 35,028
                                                                          ==============   ==============

Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                           ($669)            $483
                                                                          ==============   ==============

Cash paid for-
  Interest                                                                        4,300            4,549
                                                                          ==============   ==============
  Income taxes                                                                    2,825            2,228
                                                                          ==============   ==============

See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2003 ("2003 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004 ("fiscal 2004"). The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal"), Carver Statutory Trust I, Alhambra Holding Corp., an inactive Delaware corporation and the Bank's wholly owned subsidiaries, CFSB Realty Corp., CFSB Credit Corp. and Carver Asset Corporation. The Holding Company and its consolidated subsidiaries are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation. We have no unconsolidated subsidiaries or unconsolidated special purpose entities. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2) NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended September 30, 2003 and 2002, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended September 30, 2003 and 2002, 208,333 shares of common stock potentially issuable from the conversion of preferred stock and 81,384 shares of common stock at September 30, 2003 potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended September 30, 2003 were considered in determining the diluted net income per common share.

(3) STOCK OPTION PLAN

ACCOUNTING FOR STOCK BASED COMPENSATION

         Since we have elected to apply the intrinsic value method, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if it were applied rather than the intrinsic value method. Our policy with regards to stock-based compensation has been to grant stock options and restricted stock awards after fiscal year-end. Since stock options are typically awarded after fiscal year-end and contain a nominal vesting period, no pro-forma compensation expense and its related effect on net income and earnings per share has been reported herein. Further disclosure is presented in Note 1 - "Summary of Significant Accounting Policies -- Stock Based Compensation Plans" of our audited consolidated financial statements in Carver's 2003 10-K.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: RESCISSION OF SFAS NO. 150

         In November 2003, the FASB rescinded Statement of Financial Accounting Standards ("SFAS") No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Issued in May 2003, SFAS 150 required issuers of certain financial instruments that fell within the scope of SFAS No. 150, having characteristics of both liabilities and equity, to be classified and measured as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The rescission of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continued to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

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

         The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. As of September 30, 2003, the Company maintained one letter of credit in the amount of $1.9 million. The adoption of this interpretation had no significant effect on the Company's earnings or financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, senior management may make forward-looking statements verbally to analysts, investors, the media and others. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "could," "plan," "estimate," "potential" and similar terms and phrases, or future or conditional verbs such as "will," "would," "should," "could," or "may." Such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, the Company's success in implementing its initiatives, including expanding its product line, successfully opening new ATM centers and Bank branches, successfully rebranding its image and achieving greater operating efficiencies; changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and non-interest income; general economic conditions which could affect the volume of loan origination, deposit flows and real estate values; changes in the quality and composition of the Bank's loan and investment portfolios; changes in management's business strategy; the levels of non-interest income and the amount of loan losses as well as other factors discussed in documents filed by the Company with the SEC from time to time.

         Any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

         As used in this Form 10-Q, "we," "us" and "our" refer to Carver Bancorp, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

CRITICAL ACCOUNTING POLICIES

         Note 1 to our Consolidated Financial Statements for fiscal 2003 included in our 2003 Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with our Finance and Audit Committee and our Board of Directors.

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

         The Company is dependent on dividends from the Bank, its own earnings, capital raised and borrowings for sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income. The Bank also generates other income, such as fee income on deposit and loan accounts and, to a lesser extent, debit card interchange credit, and, depending on market conditions, net gains on sales of securities and loans. The level of its expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense, further affects the Bank's net income. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2003 Form 10-K.

COMPARISON OF FINANCIAL CONDITION AT
SEPTEMBER 30, 2003 AND MARCH 31, 2003

ASSETS

         Total assets increased by $12.1 million, or 2.4%, to $521.9 million at September 30, 2003 compared to $509.8 million at March 31, 2003. The change was primarily attributable to increases of $21.8 million and $3.7 million in total loans receivable, net, and other assets, respectively, partially offset by decreases of $11.1 million and $2.3 million in total securities and total cash and cash equivalents, respectively.

         Total loans receivable, net, increased $21.8 million, or 7.5%, to $314.6 from $292.7 million at March 31, 2003. The increase resulted from mortgage loan originations and purchases exceeding loan repayments during the first six months of fiscal 2004. During the six-month period ended September 30, 2003, loan purchases and originations were $38.8 million and $36.7 million, respectively, offset in part by loan repayments of $53.4 million. The $75.5 million in total loan originations and purchases for the period was primarily comprised of $26.7 million in multifamily loans, $22.2 million in one- to four-family loans, $21.0 million in non-residential real estate mortgage loans and $5.1 million in construction loans. Management has evaluated yields and loan quality in the competitive New York metropolitan area market and has made decisions in certain instances to purchase mortgage-backed securities. It is management's intent to continue to use proceeds from security repayments to fund mortgage loan growth. Management will continue to evaluate the balance of interest earning assets allocated to loan originations and purchases as well as additional purchases of mortgage-backed securities while continuing to assess yields and economic risk.

         Cash and cash equivalents for the six-month period decreased $2.3 million from March 31, 2003. The reduction was due to the Bank effectively managing its lower yielding excess liquid assets by investing in mortgage loans and mortgage-backed securities.

         Total securities decreased $11.1 million, or 6.7%, to $154.5 million from $165.6 million at March 31, 2003 as repayments, maturities and sales exceeded new security purchases. The decline is attributed to the low interest rate environment, which in turn has accelerated mortgage refinancing and prepayments of the Company's mortgage-backed securities. Principal repayments of mortgage-backed securities of $24.9 million, maturities of investment securities of $17.0 million and sales of $23.9 million were partially offset by new purchases of $56.8 million.

         Other assets increased $3.7 million, or 40.0%, to $12.9 million from $9.2 million at March 31, 2003. The increase is primarily due to a receivable booked in the quarter ended September 30, 2003 for $9.0 million relating to the sale of investment securities that was received in October 2003, partially offset by a $3.5 million reduction in mortgage loans in process and a decline in the Bank's deferred tax asset of $1.6 million.

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At September 30, 2003, total liabilities decreased by $2.0 million, or 0.4%, to $466.8 million compared to $468.8 million at March 31, 2003. The decrease in liabilities primarily reflects a decrease of $11.4 million in advances from the Federal Home Loan Bank of New York ("FHLB-NY") and other borrowed money and a decrease of $4.7 million in other liabilities partially offset by deposit growth of $14.1 million.

         The decrease of $11.4 million in advances from the FHLB-NY and other borrowed money resulted from a repayment of maturing FHLB-NY borrowings using cash flow from the repayment of mortgage loans and mortgage-backed securities. The decrease in other liabilities was primarily the result of a decline in the liability for income taxes of $3.1 million as tax payments were remitted.

         The $14.1 million increase in deposit balances is primarily attributable to new relationships with corporate and not-for-profit entities which contributed to increases of $9.9 million in NOW accounts, $5.2 million in money market accounts and $1.4 million in savings and club accounts. The increases in core deposits were partially offset by a decrease of $2.4 million in certificates of deposit accounts. Other factors contributing to deposit growth include an emphasis on developing depository relationships with borrowers and the use of special promotions to attract deposits. At September 30, 2003, the Bank had five branches and one stand-alone 24/7 ATM center. We believe that deposits will continue to grow with the addition of new branches and 24/7 ATM centers coupled with our business development efforts.

         On September 17, 2003, the Holding Company, through a subsidiary business trust, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with an initial rate of 4.19%. The Holding Company has guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. The $12.7 million net proceeds of the issuance of trust preferred securities were contributed to the Bank to enhance regulatory capital, which will facilitate the Company's growth strategy.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $1.3 million, or 3.1%, to $42.4 million at September 30, 2003 compared to $41.1 million at March 31, 2003. The increase in total stockholders' equity was primarily attributable to an increase in retained earnings year-to-date of $2.2 million, partially offset by a decrease of $669,000 in accumulated other comprehensive income and a $222,000 decrease related to treasury stock. The $222,000 decrease related to treasury stock is attributable to repurchases of the Company's stock, partially offset by payments made from treasury stock for stock-based compensation plans. Accumulated other comprehensive income decreased as a result of a reduction in net unrealized gains, net of taxes, relating to certain investment and mortgage-backed securities. Investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment to stockholders' equity, net of taxes.

         During the quarter ended September 30, 2003, the Holding Company did not purchase any additional shares of its common stock. To date, the Holding Company has purchased 29,100 shares of its common stock in open market transactions at an average price of $13.84 per share as part of its repurchase program announced on August 6, 2002. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

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

         The Company's Asset/Liability and Interest Rate Risk Committee ("ALCO"), comprised of members of the Board of Directors, meets periodically with senior management to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management that are reviewed and approved by ALCO and the entire Board of Directors.

         The economic environment continually presents uncertainties as to future interest rate trends. ALCO regularly monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes on our interest earning assets and interest bearing liabilities. In addition, the Company utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to respond effectively to changes in interest rates.

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

         Other sources of liquidity include the ability to borrow under repurchase agreements, FHLB-NY advances utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At September 30, 2003, the Bank had the ability to borrow from the FHLB-NY an additional $39.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2003, total cash and cash equivalents decreased by $2.3 million. Net cash used in operating activities during this period was $3.0 million, primarily representing decreases in other liabilities and increases in other assets, adjusted for the balances of depreciation and amortization expense and other amortization. Net cash used in investing activities was $14.1 million, primarily representing the purchase of securities, loan purchases and originations offset in part by principal payments and maturities of securities, sale of available-for-sale securities and principal collections on loans. Net cash provided by financing activities was $14.8 million, primarily representing a net increase in deposits and proceeds from the issuance of trust preferred securities, partially offset by a decrease in advances from the FHLB-NY.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of September 30, 2003. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank faces is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         During the fiscal year ended March 31, 2002 ("fiscal 2002"), the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2003 ("fiscal 2003"), the federal funds rate was again lowered on three separate occasions a total of 125 basis points. To date, during fiscal 2004 the federal funds rate has remained unchanged. The increase in loan and securities repayments experienced by the Bank over the past two fiscal years was primarily the result of the increase in mortgage loan refinancing activity caused by this lower interest rate environment.

         The Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At September 30, 2003, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at September 30, 2003.

                                     REGULATORY CAPITAL
                                   AT SEPTEMBER 30, 2003

                                                                  Amount       % of Assets
                                                                  ------       -----------
Total capital (to risk-weighted assets):
Capital level                                                      $59,337          17.83 %
Less requirement                                                    26,622           8.00
                                                               ------------  -------------
Excess                                                             $32,715           9.83 %
                                                               ============  =============

Tier 1 capital (to risk-weighted assets):
Capital level                                                      $55,224          10.51 %
Less requirement                                                    21,022           4.00
                                                               ------------  -------------
Excess                                                             $34,202           6.51 %
                                                               ============  =============

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                                      $55,224          16.59 %
Less requirement                                                    13,311           4.00
                                                               ------------  -------------
Excess                                                             $41,913          12.59 %
                                                               ============  =============

         On October 23, 2003, the Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend will be payable on November 18, 2003 to stockholders of record at the close of business on November 3, 2003.

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

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------------------
                                                            2003                                     2002
                                         --------------------------------------------- --------------------------------------
                                            Average                   Annualized Avg.    Average              Annualized Avg.
                                            Balance      Interest       Yield/Cost       Balance    Interest   Yield/Cost
                                         -------------- ------------  ---------------  ------------ ------------------------
                                                                         (Dollars in thousands)
Loans receivable (1)                          $305,391       $5,061            6.58%      $282,684     $5,310         7.45%
Investment securities (2)                      172,311        1,515            3.49%       110,036      1,372         4.95%
Federal funds                                   11,622           26            0.90%        17,871         77         1.72%
                                         -------------- ------------                   ------------ ----------
Total interest earning assets                  489,324        6,602            5.35%       410,591      6,759         6.53%
Non-interest earning assets                     31,459                                      31,429
                                         --------------                                ------------
Total assets                                  $520,783                                    $442,020
                                         ==============                                ============

Liabilities and Equity
----------------------
Deposits:
NOW accounts                                   $25,472          $23            0.36%       $17,948        $33         0.73%
Savings and club accounts                      131,435          243            0.73%       127,002        373         1.17%
Money market accounts                           27,341           54            0.78%        15,660         46         1.17%
Certificates of deposit                        161,118          813            2.00%       152,330      1,017         2.65%
                                         -------------- ------------                   ------------ ----------
Total deposits                                 345,366        1,133            1.30%       312,940      1,469         1.86%
Mortgagor's deposits                             1,183           10            3.49%         2,506          1         0.16%
Borrowed money                                 104,927          943            3.56%        67,904        740         4.32%
                                         -------------- ------------                   ------------ ----------
Total interest-bearing liabilities             451,476        2,086            1.82%       383,350      2,210         2.29%
Non-interest-bearing DDA accounts               18,319                                      14,169
Other non-interest-bearing liabilities           6,873                                       6,530
                                         --------------                                ------------
Total liabilities                              476,668                                     404,049
Guaranteed beneficial interest in junior
subordinated debentures                          1,904
Stockholders' equity                            42,211                                      37,971
                                         --------------                                ------------
Total liabilities and stockholders'
equity                                        $520,783                                    $442,020
                                         ============== ------------                   ============ ----------
Net interest income                                          $4,516                                    $4,549
                                                        ============                                ==========
Interest rate spread                                                           3.53%                                  4.24%
                                                                      ===============                         ==============

Net interest margin                                                            3.66%                                  4.40%
                                                                      ===============                         ==============

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                     1.08x                                     1.07x
                                                        ============                                ==========

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------------------
                                                           2003                                      2002
                                         --------------------------------------------- --------------------------------------
                                            Average                   Annualized Avg.    Average              Annualized Avg.
                                            Balance      Interest       Yield/Cost       Balance    Interest   Yield/Cost
                                         -------------- ------------  ---------------  ------------ ------------------------
                                                                         (Dollars in thousands)
Loans receivable (1)                          $300,782       $9,927            6.58%      $284,092    $10,688         7.50%
Investment securities (2)                      170,004        3,111            3.65%       105,318      2,652         5.02%
Federal funds                                   15,289           81            1.07%        22,201        188         1.69%
                                         -------------- ------------                   ------------ ----------
Total interest earning assets                  486,075       13,119            5.38%       411,611     13,528         6.55%
Non-interest earning assets                     30,227                                      30,422
                                         --------------                                ------------
Total assets                                  $516,302                                    $442,033
                                         ==============                                ============

Liabilities and Equity
----------------------
Deposits:
NOW accounts                                   $23,624          $48            0.41%       $18,815        $81         0.86%
Savings and club accounts                      131,190          563            0.86%       127,724        816         1.27%
Money market accounts                           26,421          116            0.88%        15,224         96         1.26%
Certificates of deposit                        161,606        1,678            2.07%       152,187      2,078         2.72%
                                         -------------- ------------                   ------------ ----------
Total deposits                                 342,841        2,405            1.40%       313,950      3,071         1.95%
Mortgagor's deposits                             1,711           15            1.72%         2,506          2         0.16%
Borrowed money                                 102,731        1,896            3.68%        66,107      1,476         4.45%
                                         -------------- ------------                   ------------ ----------
Total interest-bearing liabilities             447,283        4,316            1.92%       382,563      4,549         2.37%
Non-interest-bearing DDA accounts               19,301                                      14,041
Other non-interest-bearing liabilities           7,120                                       7,872
                                         --------------                                ------------
Total liabilities                              473,704                                     404,476
Guaranteed beneficial interest in
junior subordinated debentures                     957
Stockholders' equity                            41,641                                      37,557
                                         --------------                                ------------
Total liabilities and stockholders'
equity                                        $516,302                                    $442,033
                                         ============== ------------                   ============ ----------
Net interest income                                          $8,803                                    $8,979
                                                        ============                                ==========
Interest rate spread                                                           3.46%                                  4.18%
                                                                      ===============                         ==============

Net interest margin                                                            3.61%                                  4.35%
                                                                      ===============                         ==============

Ratio of average interest-earning
assets to deposits and interest-
bearing liabilities                                            1.09x                                     1.08x
                                                        ============                                ==========

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

OVERVIEW

         Selected operating ratios for the three months ended September 30, 2003 and 2002 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

                                                       THREE MONTHS ENDED
SELECTED OPERATING RATIOS:                                SEPTEMBER 30,
                                                      2003            2002
                                                 ---------------  -------------

Return on average assets(1)                            1.10 %         0.85 %
Return on average equity(1)                           13.51           9.85
Interest rate spread(1)                                3.53           4.24
Net interest margin(1)                                 3.66           4.40
Operating expenses to average assets(1)                3.01           3.20
Equity-to-assets                                       8.12           8.30
Efficiency ratio                                      64.25          67.10
Average interest-earning assets to
  interest-bearing liabilities                        1.08x          1.07x

(1)  Annualized

NET INCOME

         Net income for the three-month period ended September 30, 2003 was $1.4 million compared to net income of $935,000 for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $1.4 million, or $0.55 per diluted common share, compared to $886,000, or $0.37 per diluted common share, for the corresponding prior year period. Net income available to common stockholders increased $491,000 primarily due to an increase in non-interest income of $858,000, partially offset by an increase in non-interest expense of $357,000. Income for the three months ended September 30, 2003 includes a recovery of $558,000 related to previously unrecognized income from prior fiscal year periods from mortgage loans.

INTEREST INCOME

         Interest income decreased by $157,000, or 2.3%, to $6.6 million for the three months ended September 30, 2003 compared to $6.8 million in the prior year period. Interest income decreased primarily as a result of the lower interest rate environment compared to the prior year period. The change in total interest income was attributable to a decrease of 118 basis points in the annualized average yield on interest-earning assets to 5.35% for the three months ended September 30, 2003 compared to 6.53% for the prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $78.7 million, or 19.2%, to $489.3 million for the three months ended September 30, 2003 compared to $410.6 million for the prior year period. Net interest margin declined 74 basis points to 3.66% for the three months ended September 30, 2003 compared to 4.40% for the prior year period resulting from lower interest rates.

         Interest income on loans decreased by $249,000 or 4.7%, to $5.1 million for the three months ended September 30, 2003 compared to $5.3 million for the prior year period. The change was primarily due to a decline in interest rates, which resulted in decreased yields in the loan portfolio. The annualized average yield on loans for the three months ended September 30, 2003 declined 87 basis points to 6.58% compared to 7.45% for the prior year period. The decline in interest income on loans was partially offset by an increase in average mortgage loan balances of $22.7 million to $305.4 million compared to $282.7 million for the prior year period.

         Interest income on total securities increased by $143,000, or 10.4%, to $1.5 million for the three months ended September 30, 2003 compared to $1.4 million for the prior year period. The change was primarily due to an increase of $62.3 million, or 56.6%, in the average balance of securities to $172.3 million compared to $110.0 million in the prior year period, partially offset by a 146 basis point decrease in the annualized average yield on securities to 3.49% from 4.95% in the prior year period. The growth in the average balance of securities, primarily mortgage-backed securities, reflects execution of our balance sheet management strategy. Portfolio yields and interest income declined as new purchases and the reinvestment of portfolio cash flows were at yields significantly below existing portfolio yields. To mitigate interest rate risk, we have purchased short duration securities that by their nature have lower yields. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage-backed securities and accelerated premium amortization.

         Interest income on federal funds sold decreased by $51,000, or 66.2%, to $26,000 for the three months ended September 30, 2003 compared to $77,000 for the prior year period. The decline was primarily attributable to a decrease in the average balance of federal funds of $6.2 million, or 35.0%, to $11.6 million from $17.9 million in the prior year period. Also contributing to the decline in interest income was a decrease of 82 basis points in the annualized yield on federal funds sold, which was 0.90% for the three months ended September 30, 2003 compared to 1.72% in the prior year period due to lower short-term interest rates.

INTEREST EXPENSE

         Total interest expense decreased by $124,000, or 5.6%, to $2.1 million for the three months ended September 30, 2003 compared to $2.2 million for the prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of interest-bearing liabilities decreased 47 basis points to 1.82% from 2.29% for the prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $68.1 million, or 17.8%, to $451.5 million from $383.4 million during to the prior year period.

         Interest expense on deposits decreased $336,000, or 22.9%, to $1.1 million for the three months ended September 30, 2003 compared to $1.5 million for the prior year period. The decrease in interest expense on deposits was due primarily to a 56 basis point decline in the rate paid on deposits to 1.30% compared to 1.86% for the prior year period, partially offset by a $32.4 million increase in the average balance of interest-bearing deposits to $345.4 million for the three months ended September 30, 2003 from $312.9 million for the prior year period. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank's success in growing core deposits, thereby benefiting net interest income and net interest margin, has been tempered by the sustained low interest rate environment.

         Interest expense on advances and other borrowed money increased $212,000, or 28.6%, to $953,000 for the three months ended September 30, 2003 compared to $741,000 for the prior year period. This was primarily due to an increase of $37.0 million in the average balance of borrowed money to $104.9 million from $67.9 million for the corresponding prior year period, partially offset by a decrease of 76 basis points in the cost of borrowings to 3.56% from 4.32% for the prior year period.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before the provision for loan losses was substantially unchanged at $4.5 million for the three months ended September 30, 2003 compared to the prior year period. The Company's annualized average interest rate spread decreased by 71 basis points to 3.53% for the three months ended September 30, 2003 compared to 4.24% for the prior year period.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         The Company did not provide for additional loan loss reserves for the three months ended September 30, 2003 or 2002 as the Company considers the overall allowance for loan losses to be adequate. During the second quarter of fiscal 2004, the Company recorded net loan charge-offs of $10,000 compared to net recoveries of $40,000 for the prior year period. At September 30, 2003, the Bank's allowance for loan losses was $4.1 million compared to $4.2 million at March 31, 2003.

         At September 30, 2003, non-performing assets totaled $2.9 million, or 0.91% of total loans, compared to $1.8 million, or 0.61% of total loans receivable, at March 31, 2003. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. The Bank had no foreclosed real estate as of September 30, 2003. The increase of $1.1 million in non-performing loans is primarily attributable to three loans that were 90 days past due at September 30, 2003. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         The ratio of the allowance for loan losses to non-performing loans was 141.8% at September 30, 2003 compared to 230.7% at March 31, 2003. The ratio of the allowance for loan losses to total loans was 1.29% at September 30, 2003 compared to 1.40% at March 31, 2003.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, results of regulatory examinations and other factors, both within and outside of management's control.

NON-INTEREST INCOME

         Total non-interest income in the second quarter of fiscal 2004 increased $858,000, or 119.8%, to $1.6 million compared to $716,000 for the prior year period. The increase was primarily attributable to a recovery of $558,000 in mortgage income of which $411,000 related to the recognition of previously unrecognized mortgage loan income from one problem loan that had been held in escrow pending the resolution of certain mechanics' liens. The remaining $147,000 resulted from the recognition of previously unrecognized prepaid mortgage loan income. Further contributing to the increase in non-interest income was an increase in loan fees and service charges of $235,000 and an increase of $33,000 in depository fees and charges, which can be attributed to increased ATM usage, growth in debit card income and the restructuring of depository fees and charges during the second quarter of fiscal 2003. Loan fees and service charges increased primarily as a result of recognition of higher mortgage prepayment penalties due to refinancing activity. A gain on the sale of securities of $31,000 was recognized as a result of the sale of certain mortgage-backed securities in the second quarter of fiscal 2004. Non-interest income represented 19.3% of revenue (interest income plus non-interest income) for the second quarter of fiscal 2004 compared to 9.6% for the corresponding prior year period.

NON-INTEREST EXPENSE

         For the quarter ended September 30, 2003, total non-interest expense increased $380,000, or 10.8%, to $3.9 million compared to $3.5 million for the prior year period. The increase in non-interest expense was primarily due to a rise in employee compensation and benefit expense resulting from salary increases effective as of September 1, 2003, new hires at higher average salaries, an increase in the costs to provide employee benefits and the timing of accruals for employee bonus expense. It is the Bank's policy that employee bonuses are expensed in each quarter when the performance of the Bank indicates that they will likely be earned by year-end. In fiscal 2003 the application of this policy resulted in the majority of employee bonuses being both earned and expensed in the fourth quarter, whereas in fiscal 2004, due to the performance of the Bank, more employee bonuses have been expensed earlier in the year. Additionally, the capital securities cost of $23,000 related to the issuance of the subordinated debentures during the second quarter was minimal as the securities were issued in mid-September.

INCOME TAX EXPENSE

         For the three-month period ended September 30, 2002, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 45%. For the three-month period ended September 30, 2003, the Company decreased its tax rate following the establishment of Carver Asset Corporation, the Bank's real estate investment trust.

         For the three-month period ended September 30, 2003, income before taxes increased $445,000, or 25.7%, to $2.2 million compared to $1.7 million for the prior year period. Income tax expense decreased $46,000, or 5.8%, to $751,000 compared to $797,000 for the prior year period.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

OVERVIEW

         Selected operating ratios for the six months ended September 30, 2003 and 2002 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

                                                      SIX MONTHS ENDED
SELECTED OPERATING RATIOS:                              SEPTEMBER 30,
                                                     2003            2002
                                                ---------------  -------------

Return on average assets(1)                           0.97 %         0.82 %
Return on average equity(1)                          12.07           9.64
Interest rate spread(1)                               3.46           4.18
Net interest margin(1)                                3.61           4.35
Operating expenses to average assets(1)               2.98           3.32
Equity-to-assets                                      8.12           8.30
Efficiency ratio                                     66.81          68.81
Average interest-earning assets to
  interest-bearing liabilities                       1.09x          1.08x

(1)  Annualized

NET INCOME

         The Company reported net income for the six-month period ended September 30, 2003 of $2.5 million compared to net income of $1.8 million for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $2.4 million, or $0.98 per diluted common share, compared to $1.7 million, or $0.72 per diluted common share, for the corresponding prior year period. Income for the six months ended September 30, 2003 includes a recovery of $558,000 related to previously unrecognized income from prior fiscal year periods from mortgage loans. This recovery was recorded in other non-interest income. Net income available to common stockholders increased $703,000 primarily due to a rise in non-interest income of $1.0 million, partially offset by an increase in non-interest expense of $344,000.

INTEREST INCOME

         Interest income decreased by $409,000, or 3.0%, to $13.1 million for the six months ended September 30, 2003 compared to $13.5 million in the corresponding prior year period. The decrease in interest income was due to a lower interest rate environment during the six-month period ended September 30, 2003 compared to the corresponding prior year period. The change in total interest income was attributable to a decrease of 117 basis points in the annualized average yield on interest-earning assets to 5.38% for the six months ended September 30, 2003 compared to 6.55% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $74.5 million, or 18.1%, to $486.1 million for the six months ended September 30, 2003 compared with $411.6 million for the corresponding prior year period.

         Interest income on loans decreased by $761,000, or 7.1%, to $9.9 million for the six months ended September 30, 2003 compared to $10.7 million for the corresponding prior year period. The decline in interest income was due primarily to a decrease in the annualized average yield on mortgage loans to 6.58% compared to 7.50% for the six months ended September 30, 2002. Additionally, the decrease in interest income was due to the inclusion of an acceleration in the recognition of deferred loan fees of $212,000 resulting from higher than anticipated mortgage loan prepayments in the income of the prior fiscal year. The decrease in interest income on loans was offset by an increase in average mortgage loan balances of $16.7 million, or 5.9%, to $300.8 million for the six months ending September 30, 2003 compared to $284.1 million for the corresponding prior year period.

         Interest income on total securities increased by $459,000, or 17.3%, to $3.1 million for the six months ended September 30, 2003 compared to $2.7 million for the corresponding prior year period. The change was primarily due to an increase in the average balance of total securities of $64.7 million, or 61.4%, to $170.0 million for the six months ended September 30, 2003 compared to $105.3 million for the corresponding prior year period, partially offset by a decrease in the annualized average yield on mortgage-backed securities of 137 basis points to 3.65% from 5.02% during the same period.

         Interest income on federal funds sold decreased by $107,000, or 56.9%, to $81,000 for the six months ended September 30, 2003 compared to $188,000 for the corresponding prior year period. The annualized yield on federal funds sold declined 62 basis points to 1.07% for the six months ended September 30, 2003 compared to 1.69% for the corresponding prior year period due to a lower short-term interest rate environment. In addition, the average balance of federal funds decreased $6.9 million, or 31.1%, to $15.3 million from $22.2 million for the corresponding prior year period.

INTEREST EXPENSE

         Total interest expense decreased by $233,000, or 5.1%, to $4.3 million for the six months ended September 30, 2003 compared to $4.5 million for the corresponding prior year period. The reduction in interest expense is primarily due to the lower interest rate environment partially offset by higher average borrowings year over year to fund the growth of the balance sheet. The annualized average cost of interest-bearing liabilities decreased 45 basis points to 1.92% from 2.37% for the corresponding prior year period. The decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities of $64.7 million, or 16.9%, to $447.3 million from $382.6 million compared to the corresponding prior year period.

         Interest expense on deposits decreased $666,000, or 21.7%, to $2.4 million for the six months ended September 30, 2003 compared to $3.1 million for the corresponding prior year period. The decrease in interest expense on deposits was due primarily to a 55 basis point decline in the rate paid on deposits to 1.40% for the six months ended September 30, 2003 compared to 1.95% for the corresponding prior year period. This was partially offset by a $28.9 million increase in the average balance of interest-bearing deposits to $342.8 million from $314.0 million for the corresponding prior year period.

         Interest expense on advances and other borrowed money increased $433,000, or 29.3%, to $1.9 million for the six months ended September 30, 2003 compared to $1.5 million for the corresponding prior year period. This increase in interest expense was primarily due to a $36.6 million, or 55.4%, increase in the average balance of borrowed money to $102.7 million from $66.1 million for the corresponding prior year period, partially offset by a decrease of 77 basis points in the cost of borrowings to 3.68% from 4.45% for the corresponding prior year period.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

         Net interest income before the provision for loan losses decreased by $176,000, or 2.0%, to $8.8 million for the six months ended September 30, 2003 compared to $9.0 million for the corresponding prior year period. Total interest income decreased by $409,000 while total interest expense decreased by $233,000 for the six months ended September 30, 2003. The Company's annualized average interest rate spread decreased by 72 basis points to 3.46% for the six months ended September 30, 2003 compared to 4.18% for the corresponding prior year period.

PROVISION FOR LOAN LOSSES AND ASSET QUALITY

         The Company did not provide for additional loan losses for each six-month period ended September 30, 2003 and 2002. Due to the credit quality of the loan portfolio at period end, the Company believed the total loan loss allowance to be adequate. During the first six months of fiscal 2004, Carver recorded net loan charge-offs of $45,000 to the allowance for loan losses compared to net recoveries of $44,000 for the corresponding prior year period. At September 30, 2003, the Bank's allowance for loan losses at $4.1 million compared to $4.2 million at March 30, 2003.

         At September 30, 2003, non-performing loans totaled $2.9 million, or 0.91% of total loans, compared to non-performing loans of $1.8 million, or 0.61% of total loans, at March 31, 2003, an increase of $1.1 million or 61.0%. The increase in non-performing loans lowered the ratio of the allowance for loan losses to non-performing loans to 141.8% at September 30, 2003 compared to 230.7% at March 31, 2003. The ratio of the allowance for loan losses to total loans at September 30, 2003 was 1.29% compared to 1.40% March 31, 2003.

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

NON-INTEREST INCOME

         Total non-interest income increased $1.0 million, or 62.6%, to $2.7 million for the six-month period ended September 30, 2003 compared to $1.7 million for the corresponding prior year period. The increase in non-interest income resulted from increases in depository fees and charges, loan fees and service charges and other non-interest income. The increases in loan fees and service charges as well as depository fees and charges were primarily due to higher mortgage prepayment penalties, increases in ATM usage over the corresponding prior year period, growth in debit card income and a restructuring of loan and depository fees and service charges which began in the second quarter of fiscal 2003. Other non-interest income increased as a result of a recovery of $558,000 of which $411,000 was related to the recognition of previously unrecognized mortgage loan income from one problem loan that had been held in escrow pending the resolution of certain mechanics' liens. The remaining recovery of $147,000 was from previously unrecognized prepaid mortgage loan income. In an effort to reposition the balance sheet, the Company sold investment securities during the second quarter of fiscal 2004 that generated a net gain on sale of securities of $31,000.

NON-INTEREST EXPENSE

         Total non-interest expense increased $367,000, or 5.0%, to $7.7 million for the six months ended September 30, 2003 compared to $7.3 million for the corresponding prior year period. The increase was primarily attributable to increases in employee compensation and benefits. Employee compensation and benefit expense was higher year over year by $340,000 as a result of salary increases, new hires at higher average salaries, increased cost of benefit plans and the timing of accruals for employee bonus expense. Additionally, the capital securities cost of $23,000 related to the issuance of the subordinated debentures during the period was minimal as the securities were issued in mid-September. Other non-interest expense includes a $204,000 increase in consulting expenses related to establishing the Bank's real estate investment trust, offset by reductions in advertising expense of $124,000 and loan expenses of $77,000.

INCOME TAX EXPENSE

         For the six-month period ended September 30, 2002, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 45%. For the six-month period ended September 30, 2003, the Company decreased its rate following the establishment of Carver Asset Corporation.

         For the six-month period ended September 30, 2003, income before taxes increased $502,000, or 15.1%, to $3.8 million compared to $3.3 million for the prior year period. Income tax expense decreased $201,000, or 13.3%, to $1.3 million compared $1.5 million for the prior year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2003 in Item 7 of the Company's 2003 10-K. The Company believes that there have been no material changes in the Company's market risk at September 30, 2003 compared to March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

           The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


         Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our Consolidated Financial Statements in the 2003 10-K. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2003 10-K.

         On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver Federal employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). In his complaint, St. Rose alleged the following causes of action relating to a January 12, 1999 agreement between the parties concerning St. Rose's separation from Carver Federal: (1) breach of contract; (2) promissory estoppel, and (3) fraudulent misrepresentation. On Carver Federal's motion, the Court dismissed the fraudulent misrepresentation claim. St. Rose seeks damages in an amount not less than $50,000 with respect to the breach of contract cause of action and seeks undisclosed damages with respect to the promissory estoppel claim. Carver Federal has not yet filed an answer to the remaining two claims because its time to do so has been extended without date. Carver Federal has unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal, which obligations remain outstanding as of the date of this Form 10-Q. Carver Federal and St. Rose have recently resumed settlement discussions. If the parties do not reach a settlement, Carver Federal intends to continue to defend the St. Rose Action vigorously.

         Carver Federal is also a defendant in two actions brought by Ralph Williams ("Williams I" and "Williams II") and an action brought by Janice Pressley (the "Pressley Action") all of which arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"), a federal credit union that maintained accounts with Carver Federal and certain other banks in the New York metropolitan area (the "Bank Defendants"). Plaintiff Williams is a former member of the Board of Directors of Northeastern and plaintiff Pressley is a former treasurer of Northeastern. Plaintiffs allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. In or about July 1998, Williams commenced Williams I in the United States District Court, District of Columbia seeking to restrain the NCUA from executing on the conservatorship order and an order directing the Bank Defendants to "restore [their] accounts to their original status." The Bank Defendants were not served with the pleadings in Williams I, and the Court entered judgment against them on default. After the Bank Defendants learned of this case, they made a motion in September 2001 to vacate the default judgment. That motion is still pending.

         On or about November 22, 2000, Williams filed Williams II in the United States District Court, District of Columbia, against the NCUA and the Bank Defendants seeking damages in the amount of $1 million plus certain additional unspecified amounts, and plaintiff Pressley filed the Pressley Action in the same court against the same defendants seeking unspecified compensatory and punitive damages. Williams seeks damages for the allegedly "unauthorized" or "invalid" actions of the NCUA Board of Directors in taking control of Northeastern as well as damages for discrimination and civil rights violations. Pressley seeks damages based on identical allegations except that she also alleges certain claims of employment discrimination.

         The Bank Defendants filed a joint motion to dismiss Williams II, which motion was granted by the District Court. Williams filed a notice of appeal on August 24, 2003. Pursuant to a scheduling order issued by the Court, Carver Federal filed a Notice of Appearance, Certificate of Counsel and Disclosure Statement. The Bank Defendants collectively filed a motion for summary affirmance of the District Court's decision on October 9, 2003. The scheduling order required that Williams make certain submissions on or before September 24, 2003 in support of his appeal. Williams failed to do so and the Court issued an order directing Williams to show cause by November 7, 2003 why the appeal should not be dismissed for want of prosecution. On November 7, 2003, Williams filed an answer to the order to show cause and a motion for leave to file his submissions late. The court has not yet ruled on that motion as of the date of filing of this Form 10-Q.

         The Bank Defendants also made a joint motion to dismiss the Pressley Action. In September 2001, the District Court granted that motion. Pressley appealed the decision and the Court of Appeals remanded the case for a clarification by the District Court of its order as to whether it was a final order applicable to all of the defendants. The Court of Appeals dismissed the appeal in August 2003 and, in October 2003 with the consent of Pressley's counsel, the District Court dismissed Pressley's case against the Bank Defendants and has entered an order to that effect, resolving the Pressley Action in its entirety.

         In or about November 2001, Monique Barrow, a former branch teller, filed an action against Carver Federal in the United States District Court for the Southern District of New York alleging that Carver Federal's termination of her employment constituted a violation of the federal Family and Medical Leave Act and each of the New York State and City Human Rights Laws. Ms. Barrow seeks back pay, front pay and benefits with interest in an amount not less than $5 million, and punitive, liquidated and other compensatory damages in an amount not less than $10 million. On August 5, 2003, Carver Federal filed a motion for summary judgment to dismiss the complaint in its entirety. It is fully submitted, and Carver Federal awaits the Court's decision.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Holding Company held its Annual Meeting on September 22, 2003 for the fiscal year ended March 31, 2003.

         The purpose of the Annual Meeting was to vote on the following proposals:

         1.       the election of two directors for terms of three years each;

         2. the ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ended March 31, 2004; and

         3. the approval of an amendment to the Carver Bancorp, Inc Management Recognition Plan.

The results of voting were as follows:

         Proposal 1:      Election of Directors:
                          Holding Company Nominees

                          Robert Holland, Jr.                                For         2,163,382
                                                                             Withheld      153,855

                          Frederick O. Terrell                               For         2,163,357
                                                                             Withheld      153,880

         Proposal 2:      Ratification of Appointment of Independent         For         2,216,277



                          Auditors
                                                                             Withheld       99,374
                                                                             Abstain         1,586

         Proposal 3       Ratification of Amendment to the Carver Bancorp    For         2,095,003
                          Management Recognition Plan                        Withheld      220,323
                                                                             Abstain         1,911

         In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual
Meeting: David L. Hinds, Pazel G. Jackson, Jr., Carol Baldwin Moody, Edward B. Ruggiero, Deborah C. Wright and Strauss Zelnick.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are submitted with this report:

                  Exhibit 4.1 Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003.

                  Exhibit 4.2 Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc. as Sponsor and Linda Dunn, William Gray and Deborah Wright as Administrators, dated as of September 17, 2003.

                  Exhibit 4.3 Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer and U.S. Bank National Association, as Trustee.

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

     * Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or be otherwise subject to the liability of that section.

(b)      Current Reports on Form 8-K.

We furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

         1. Current report on Form 8-K, dated September 17, 2003, an announcement of private placement of $13 million in Trust Preferred Securities.

         2. Current report on Form 8-K/A, dated August 18, 2003, which includes information being filed pursuant to Item 12 but was filed under Item 9, an announcement of amendment to the Company's financial results for the first quarter ended June 30, 2003.

         3. Current report on Form 8-K, dated July 23, 2003, which includes information being filed pursuant to Item 12 but was filed under Item 9, an announcement of the Company's financial results for the first quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARVER BANCORP, INC.


Date: November 14, 2003                    /s/ Deborah C. Wright
                                           -------------------------------------
                                           Deborah C. Wright
                                           President and Chief Executive Officer





Date: November 14, 2003                    /s/ William C. Gray
                                           -------------------------------------
                                           William C. Gray
                                           Senior Vice President
                                            and Chief Financial Officer