Form 10-Q
period 2003-12-31
CARVER BANCORP INC
filed 2004-02-13
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _________________________________

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


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

                                  Yes  X     No
                                      ---       ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                  Yes        No  X
                                      ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, PAR VALUE $.01                                2,285,267
----------------------------                                ---------
           Class                                 Outstanding at January 31, 2004

                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           December 31, 2003 (unaudited) and March 31, 2003.......................................1

                           Consolidated Statements of Income for the Three and Nine Months
                           Ended December 31, 2003 and 2002 (unaudited)...........................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Nine Months Ended December 31, 2003 (unaudited)...........3

                           Consolidated Statements of Cash Flows for the Nine Months
                           Ended December 31, 2003 and 2002 (unaudited)...........................................4

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

PART II. OTHER INFORMATION
         -----------------

         Item 1.  Legal Proceedings..............................................................................21

         Item 2.  Changes in Securities and Use of Proceeds......................................................22

         Item 3.  Defaults Upon Senior Securities................................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders............................................22

         Item 5.  Other Information..............................................................................22

         Item 6.  Exhibits and Reports on Form 8-K...............................................................22


SIGNATURES.......................................................................................................24

EXHIBITS........................................................................................................E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                           CARVER BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,      MARCH 31,
                                                                                                 2003             2003
                                                                                            ---------------   -------------
ASSETS                                                                                       (Unaudited)
Cash and cash equivalents:
    Cash and due from banks                                                                       $ 15,413        $ 17,660
    Federal funds sold                                                                               5,900           5,500
                                                                                            ---------------   -------------
         Total cash and cash equivalents                                                            21,313          23,160
                                                                                            ---------------   -------------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $86,600 at December 31, 2003 and $124,139 at March 31, 2003)                                100,918         129,055
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $48,028 at December 31, 2003 and $35,138 at March 31, 2003; fair value
       of $48,657 at December 31, 2003 and $37,543 at March 31, 2003)                               49,267          36,530
                                                                                            ---------------   -------------
          Total securities                                                                         150,185         165,585
                                                                                            ---------------   -------------
Loans receivable:
     Real estate mortgage loans                                                                    335,258         294,710
     Consumer and commercial business loans                                                          6,014           2,186
     Allowance for loan losses                                                                      (4,128)         (4,158)
                                                                                            ---------------   -------------
          Total loans receivable, net                                                              337,144         292,738
                                                                                            ---------------   -------------
Office properties and equipment, net                                                                10,869          10,193
Federal Home Loan Bank of New York ("FHLB-NY") stock, at cost                                        4,876           5,440
Accrued interest receivable                                                                          2,416           3,346
Identifiable intangible assets, net                                                                     18             178
Other assets                                                                                         2,750           9,205
                                                                                            ---------------   -------------
          Total assets                                                                           $ 529,571       $ 509,845
                                                                                            ===============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                    $ 368,276       $ 347,164
     Advances from the FHLB-NY and other borrowed money                                             97,592         108,996
     Other liabilities                                                                               7,676          12,612
                                                                                            ---------------   -------------
          Total liabilities                                                                        473,544         468,772
                                                                                            ---------------   -------------
Guaranteed preferred beneficial interest in junior subordinated debentures                          12,728               -
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                               1               1
     Common stock (par value $0.01 per share: 5,000,000 shares authorized;
      2,316,358 shares issued; 2,284,390 and 2,296,960 shares outstanding at
      December 31, 2003 and March 31, 2003, respectively)                                               23              23
     Additional paid-in capital                                                                     23,816          23,781
     Retained earnings                                                                              19,921          16,712
     Unamortized awards of common stock under  management recognition plan ("MRP")                     (36)             (4)
     Treasury stock, at cost (31,968 shares at December 31, 2003 and 19,398
      shares at March 31, 2003)                                                                       (401)           (190)
     Accumulated other comprehensive income                                                            (25)            750
                                                                                            ---------------   -------------
          Total stockholders' equity                                                                43,299          41,073
                                                                                            ---------------   -------------
     Total liabilities and stockholders' equity                                                  $ 529,571       $ 509,845
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

                                             CARVER BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          (UNAUDITED)

                                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                    DECEMBER 31,             DECEMBER 31,
                                                                                  2003         2002        2003        2002
                                                                              ------------- ----------- ----------- -----------
Interest Income: (1)
   Loans                                                                           $ 5,025     $ 5,141    $ 14,952    $ 15,829
   Total securities                                                                  1,396       1,541       4,507       4,193
   Federal funds sold                                                                   62          79         143         266
                                                                              ------------- ----------- ----------- -----------
     Total interest income                                                           6,483       6,761      19,602      20,288
                                                                              ------------- ----------- ----------- -----------

Interest expense:
   Deposits                                                                          1,140       1,372       3,540       4,443
   Advances and other borrowed money                                                   924         846       2,841       2,324
                                                                              ------------- ----------- ----------- -----------
     Total interest expense                                                          2,064       2,218       6,381       6,767
                                                                              ------------- ----------- ----------- -----------
     Net interest income                                                             4,419       4,543      13,221      13,521
Provision for loan losses                                                                -           -           -           -
                                                                              ------------- ----------- ----------- -----------
     Net interest income after provision for loan losses                             4,419       4,543      13,221      13,521
                                                                              ------------- ----------- ----------- -----------

Non-interest income:
   Depository fees and charges                                                         479         483       1,454       1,344
   Loan fees and service charges                                                     1,037         265       2,175       1,069
   Gain on sale of securities                                                            -           -          31           -
   Gain on sale of loans                                                                55           -          55           -
   Other                                                                                 6           2         577           7
                                                                              ------------- ----------- ----------- -----------
      Total non-interest income                                                      1,577         750       4,292       2,420
                                                                              ------------- ----------- ----------- -----------

Non-interest expense: (1)
   Compensation and benefits                                                         1,989       1,542       5,592       4,805
   Net occupancy expense                                                               385         296       1,053         953
   Equipment                                                                           331         403       1,113       1,175
   Capital securities cost                                                             152           -         175           -
   Other                                                                             1,267       1,298       3,885       3,933
                                                                              ------------- ----------- ----------- -----------
      Total non-interest expense                                                     4,124       3,539      11,818      10,866
                                                                              ------------- ----------- ----------- -----------

      Income before income taxes                                                     1,872       1,754       5,695       5,075
Income taxes                                                                           636         807       1,946       2,318
                                                                              ------------- ----------- ----------- -----------
      Net income                                                                   $ 1,236       $ 947     $ 3,749     $ 2,757
                                                                              ============= =========== =========== ===========

Dividends applicable to preferred stock                                               $ 49        $ 49       $ 148       $ 148
                                                                              ------------- ----------- ----------- -----------

      Net income available to common stockholders                                  $ 1,187       $ 898     $ 3,601     $ 2,609
                                                                              ============= =========== =========== ===========

Earnings per common share:
       Basic                                                                        $ 0.52      $ 0.39      $ 1.58      $ 1.14
                                                                              ============= =========== =========== ===========
       Diluted                                                                      $ 0.47      $ 0.38      $ 1.45      $ 1.09
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

                                             CARVER BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   AND COMPREHENSIVE INCOME
                                                          (UNAUDITED)
                                                        (IN THOUSANDS)

                                                                                                   ACCUMULATED       COMMON
                                                           ADDITIONAL                                 OTHER          STOCK
                                 PREFERRED      COMMON      PAID-IN      RETAINED    TREASURY     COMPREHENSIVE     ACQUIRED
                                    STOCK        STOCK      CAPITAL      EARNINGS      STOCK          INCOME         BY MRP
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-March 31, 2003                     $1        $23       $23,781     $16,712        ($190)             $750         ($4)

Comprehensive income:
    Net Income for the period
    ended June 30, 2003                     -          -             -       1,087            -                 -           -
    Change in net unrealized gain
    on securities, net of taxes             -          -             -           -            -               (36)          -
Dividends paid                              -          -             -        (213)           -                 -           -
Allocation of shares for MRP                -          -            22           -            -                 -         (36)
Treasury stock activity                     -          -             -           -         (233)                -           -
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-June 30, 2003                      $1        $23       $23,803     $17,586        ($423)             $714        ($40)
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------

Comprehensive income:
    Net Income for the period
    ended September 30, 2003                -          -             -       1,426            -                 -           -
    Change in net unrealized gain
    on securities, net of taxes             -          -             -           -            -              (633)          -
Dividends paid                              -          -             -        (114)           -                 -           -
Allocation of shares for MRP                -          -             -           -            -                 -           4
Treasury stock activity                     -          -             8           -           11                 -           -
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-September 30, 2003                 $1        $23       $23,811     $18,898        ($412)              $81        ($36)
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------


Comprehensive income:
    Net Income for the period
    ended December 31, 2003                 -          -             -       1,236            -                 -           -
    Change in net unrealized gain
    on securities, net of taxes             -          -             -           -            -              (106)          -
Dividends paid                              -          -             -        (213)           -                 -           -
Allocation of shares for MRP                -          -             -           -            -                 -           -
Treasury stock activity                     -          -             5           -           11                 -           -
                                 ------------- ---------- ------------- ----------- ------------ ----------------- -----------
Balance-December 31, 2003                  $1        $23       $23,816     $19,921        ($401)             ($25)       ($36)
                                 ============= ========== ============= =========== ============ ================= ===========

                                   TOTAL
                                  STOCK-
                                 HOLDERS'
                                  EQUITY
                                 ----------
Balance-March 31, 2003             $41,073

Comprehensive income:
    Net Income for the period
    ended June 30, 2003             $1,087
    Change in net unrealized gain
    on securities, net of taxes       ($36)
Dividends paid                       ($213)
Allocation of shares for MRP          ($14)
Treasury stock activity              ($233)
                                 ----------
Balance-June 30, 2003              $41,664
                                 ----------

Comprehensive income:
    Net Income for the period
    ended September 30, 2003         1,426
    Change in net unrealized gain
    on securities, net of taxes       (633)
Dividends paid                        (114)
Allocation of shares for MRP             4
Treasury stock activity                 19
                                 ----------
Balance-September 30, 2003         $42,366
                                 ----------


Comprehensive income:
    Net Income for the period
    ended December 31, 2003          1,236
    Change in net unrealized gain
    on securities, net of taxes       (106)
Dividends paid                        (213)
Allocation of shares for MRP             0
Treasury stock activity                 16
                                 ----------
Balance-December 31, 2003          $43,299
                                 ==========


See accompanying notes to consolidated financial statements.

                                 CARVER BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                             (IN THOUSANDS)

                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                                2003             2002
                                                                                ----             ----
Cash flows from operating activities:
  Net income                                                                    $ 3,749          $ 2,757
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                        -                -
     ESOP and MRP expense                                                            18              213
     Depreciation and amortization expense                                          850              904
     Amortization of intangibles                                                    160              160
     Other amortization                                                           1,688              618
   Changes in assets and liabilities:
       Decrease in accrued interest receivable                                      930               41
       Decrease (increase)  in other assets                                       7,200              (26)
       (Decrease) in other liabilities                                           (4,986)          (3,350)
                                                                          --------------   --------------
          Net cash provided by operating activities                               9,609            1,317
                                                                          --------------   --------------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                         (58,429)         (64,786)
     Held-to-maturity                                                           (19,860)          (4,152)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          60,193           19,475
     Held-to-maturity                                                             6,959            3,963
  Proceeds from sale of available-for-sale securities                            23,871                -
  Disbursements for loan originations                                           (69,540)         (37,508)
  Loans purchased from third parties                                            (69,158)         (34,591)
  Principal collections on loans                                                 87,365           72,113
  Redemption (Purchase) of FHLB-NY stock                                            564           (1,239)
  Proceeds from loans sold                                                      $ 6,512            1,913
  Additions to premises and equipment                                            (1,526)            (965)
                                                                          --------------   --------------
          Net cash used in  by investing activities                             (33,049)         (45,777)
                                                                          --------------   --------------
Cash flows from financing activities:
  Net increase in deposits                                                       21,112            9,712
  Advances from FHLB-NY and other borrowed money                                 37,000           40,300
  Repayment of FHLB-NY advances and other borrowed money                        (48,404)         (15,654)
  Issuance of trust preferred securities, net                                    12,728                -
  Purchase of treasury stock                                                       (303)             (99)
  Dividends paid                                                                   (540)            (196)
                                                                          --------------   --------------
          Net cash provided by financing activities                              21,593           34,063
                                                                          --------------   --------------
Net (decrease) increase in cash and cash equivalents                             (1,847)         (10,397)
Cash and cash equivalents at beginning of the period                             23,160           34,851
                                                                          --------------   --------------
Cash and cash equivalents at end of  the period                                $ 21,313         $ 24,454
                                                                          ==============   ==============

Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                          $ (775)           $ 467
                                                                          ==============   ==============

Cash paid for-
  Interest                                                                      $ 6,584          $ 6,538
                                                                          ==============   ==============
  Income taxes                                                                  $ 2,825          $ 2,686
                                                                          ==============   ==============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation have been included.

         The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2003 ("2003 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004 ("fiscal 2004").

         The unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal"), Carver Statutory Trust I, Alhambra Holding Corp., an inactive Delaware corporation, and the Bank's wholly owned subsidiaries, CFSB Realty Corp., CFSB Credit Corp. and Carver Asset Corporation. The Holding Company and its consolidated subsidiaries are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation. We have no unconsolidated subsidiaries or unconsolidated special purpose entities.


(2) NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended December 31, 2003 and 2002, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended December 31, 2003 and 2002, 208,333 shares of common stock potentially issuable from the conversion of preferred stock and 112,358 shares of common stock at December 31, 2003 potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended December 31, 2003 were considered in determining the diluted net income per common share.


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

(4) SUBSEQUENT EVENTS

         On January 13, 2004, the Board of Directors of Carver Bancorp Inc. declared a quarterly cash dividend of five cents ($0.05) per common share outstanding. The dividend is payable on February 13, 2004 to stockholders of record at the close of business on February 6, 2004.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: RESCISSION OF SFAS NO. 150

         In November 2003, the Financial Accounting Standards Board ("FASB") rescinded Statement of Financial Accounting Standards ("SFAS") No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Issued in May 2003, SFAS 150 required issuers of certain financial instruments that fell within the scope of SFAS No. 150, having characteristics of both liabilities and equity, to be classified and measured as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The rescission of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.


GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

         In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

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

         The Company has adopted the disclosure requirements of FIN 45 and has applied the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. As of December 31, 2003, the Company maintained one letter of credit in the amount of $1.9 million. The adoption of this interpretation had no significant effect on the Company's earnings or financial position.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS


         In October 2002, the FASB issued SFAS No. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS." SFAS No. 147 amends SFAS No. 72, "ACCOUNTING FOR CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS," SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," and FASB Interpretation No. 9, "APPLYING APB OPINIONS NOS. 16 AND 17 WHEN A SAVINGS AND LOAN ASSOCIATION OR A SIMILAR INSTITUTION IS ACQUIRED IN A BUSINESS COMBINATION ACCOUNTED FOR BY THE PURCHASE METHOD." SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends SFAS No. 144 to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit card holder intangible assets. The provisions of SFAS No. 147 became effective October 1, 2002. The adoption of this statement had no significant effect on the Company's earnings or financial position.


ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no significant effect on the Company's earnings or financial position.

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS

         In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion ("APB") No. 30, "REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," will now be used to classify those gains and losses. SFAS No. 64, "EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS," amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "ACCOUNTING FOR LEASES," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of this statement had no significant effect on the Company's earnings or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         This Quarterly Report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, senior management may make forward-looking statements verbally to analysts, investors, the media and others. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "could," "plan," "estimate," "potential" and similar terms and phrases, or future or conditional verbs such as "will," "would," "should," "could," or "may." Such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those currently anticipated due to a number of factors. Factors which could result in material variations include, but are not limited to, the Company's success in implementing its initiatives, including expanding its product line, successfully opening new ATM centers and Bank branches, successfully rebranding its image and achieving greater operating efficiencies; changes in interest rates which could affect net interest margins and net interest income; competitive factors which could affect net interest income and non-interest income; general economic conditions which could affect the volume of loan origination, deposit flows and real estate values; changes in the quality and composition of the Bank's loan and investment portfolios; changes in management's business strategy; the levels of non-interest income and the amount of loan losses as well as other factors discussed in documents filed by the Company with the SEC from time to time.

         Any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider the risks and uncertainties enumerated above in evaluating forward-looking statements and you should not place undue reliance on these statements.

         As used in this Form 10-Q, "we," "us" and "our" refer to Carver Bancorp, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

CRITICAL ACCOUNTING POLICIES

         Note 1 to our audited Consolidated Financial Statements for fiscal year ended March 31, 2003 included in our 2003 10-K, as supplemented by this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with our Finance and Audit Committee and our Board of Directors.


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

         The Holding Company is dependent on dividends from the Bank, its own earnings, capital raised and borrowings for sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income. The Bank pursues typical thrift activities through originating and purchasing mortgage loans and funds that activity with the gathering of deposits. The Bank will supplement these mortgage lending activities with additional interest-earning assets such as mortgage-backed securities and funding sources such as advances from the Federal Home Loan Bank of New York ("FHLB-NY'). The Bank has been impacted by the current low interest rate environment, which has continued through fiscal 2004 to hold steady within historically low ranges. The low interest rate environment has accelerated the repayments of our mortgage loans and mortgage-backed securities and has also lowered the Bank's cost of funds, the net effect of which has resulted in a decline in our net interest margin. The Bank also generates other income, such as fee income on deposit and loan accounts and, to a lesser extent, ATM fees, debit card interchange credit, and, depending on market conditions, net gains on sales of securities and loans. The level of its expenses, such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense, further affects the Bank's net income. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2003 10-K.

COMPARISON OF FINANCIAL CONDITION AT
DECEMBER 31, 2003 AND MARCH 31, 2003

ASSETS

         Total assets increased by $19.7 million, or 3.9%, to $529.6 million at December 31, 2003 compared to $509.8 million at March 31, 2003. The change was primarily attributable to increases of $44.4 million in total loans receivable, net, partially offset by decreases of $15.4 million, $1.8 million and $6.5 million in total securities, total cash and cash equivalents and other assets, respectively.

         Cash and cash equivalents for the nine-month period decreased $1.8 million from March 31, 2003. The reduction was primarily due to the Bank managing its lower yielding excess liquid assets by investing in mortgage loans and mortgage-backed securities.

         Total securities decreased $15.4 million, or 9.3%, to $150.2 million from $165.6 million at March 31, 2003 as repayments, maturities and sales exceeded new security purchases. The decline is attributed to the low interest rate environment, which in turn has accelerated mortgage refinancing and prepayments of the Company's mortgage-backed securities. Additionally, it is management's intent to continue to use proceeds from security repayments and sales to fund higher yielding mortgage loan growth. Principal repayments of investment securities of $42.1 million, maturities of investment securities of $25.0 million and sales of $23.9 million were partially offset by new purchases of $78.3 million.

         Total loans receivable, net, increased $44.4 million, or 15.2%, to $337.1 from $292.7 million at March 31, 2003. The increase resulted from mortgage loan originations and purchases exceeding loan repayments during the first nine months of fiscal 2004. During the nine-month period ended December 31, 2003, loan purchases and originations were $69.2 million and $69.5 million, respectively, offset in part by loan repayments of $87.4 million and loan sales of $6.5 million. The $138.7 million in total loan originations and purchases for the period was comprised of $48.5 million in one- to four-family loans, $40.3 million in non-residential real estate mortgage loans, $35.7 million in multifamily loans, $9.6 million in construction loans and $4.5 million in consumer and business loans. Management has evaluated yields and loan quality in the competitive New York metropolitan area market and has made decisions in certain instances to purchase mortgage-backed securities. Management will continue to assess yields and economic risk as it determines the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

         Other assets decreased $6.5 million, or 70.1%, to $2.8 million from $9.2 million at March 31, 2003. The decrease is primarily due to a $4.3 million reduction in mortgage loans in process and a $2.4 million decline in the Bank's deferred tax asset.

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At December 31, 2003, total liabilities increased by $4.8 million, or 1.0%, to $473.5 million compared to $468.8 million at March 31, 2003. The increase in liabilities primarily reflects an increase of $21.1 million in deposits offset by a decrease of $11.4 million in advances from the FHLB-NY and other borrowed money and a decrease of $4.9 million in other liabilities.

         The $21.1 million increase in deposit balances is primarily attributable to new relationships with corporate and not-for-profit entities which contributed to increases of $9.1 million in NOW accounts, $8.0 million in money market accounts, $3.8 million in certificates of deposit accounts and $221,000 in savings and club accounts. Other factors contributing to deposit growth include an emphasis on developing depository relationships with borrowers and the offer of special promotions to attract new depositors. At December 31, 2003, the Bank had five branches and one stand-alone 24/7 ATM center. We believe that deposits will continue to grow with the addition of new planned branches and 24/7 ATM centers in Queens, Brooklyn and Manhattan coupled with our business development efforts.

         The decrease of $11.4 million in advances from the FHLB-NY and other borrowed money resulted from a repayment of maturing FHLB-NY borrowings using cash flow primarily from the repayment of mortgage loans and mortgage-backed securities. The decrease in other liabilities was primarily the result of a decline in the liability for income taxes of $3.3 million as tax payments were remitted to taxing authorities.

         On September 17, 2003, the Holding Company, through a subsidiary business trust, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred securities are redeemable quarterly at the option of the Company, beginning on or after July 7, 2007, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with an initial rate of 4.19%. The Holding Company has guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. The $12.7 million net proceeds of the issuance of trust preferred securities were contributed to the Bank to enhance regulatory capital, which will help facilitate the Company's growth strategy.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $2.2 million, or 5.4%, to $43.3 million at December 31, 2003 compared to $41.1 million at March 31, 2003. The increase in total stockholders' equity was primarily attributable to an increase in retained earnings year-to-date of $3.2 million, partially offset by a decrease of $775,000 in accumulated other comprehensive income and a $211,000 decrease related to treasury stock. The $211,000 decrease related to treasury stock is attributable to repurchases of the Company's stock, partially offset by payments made from treasury stock for stock-based compensation plans. Accumulated other comprehensive income decreased as a result of a reduction in net unrealized gains, net of taxes, relating to certain investment and mortgage-backed securities. As required by SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment directly to stockholders' equity, net of taxes, and does not impact the Consolidated Statements of Income.

         During the quarter ended December 31, 2003, the Holding Company did not purchase any additional shares of its common stock. To date, the Holding Company has purchased 29,100 shares of its common stock in open market transactions at an average price of $13.84 per share as part of its repurchase program announced on August 6, 2002. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

ASSET/LIABILITY MANAGEMENT

         The Company's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between the rates on interest-earning assets and interest-bearing liabilities, the impact of interest rate fluctuation on asset prepayments, the level and composition of deposits and the credit quality of earning assets. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity and to manage its exposure to changes in interest rates.

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

         The economic environment continually presents uncertainties as to future interest rate trends. ALCO regularly monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes on our interest-earning assets and interest-bearing liabilities. In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates, in order to respond effectively to changes in interest rates.

LIQUIDITY AND CAPITAL RESOURCES


         Liquidity is a measure of the Bank's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover its ongoing operating expenses. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         Other sources of liquidity include the ability to borrow under repurchase agreements, FHLB-NY advances utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At December 31, 2003, the Bank had the ability to borrow from the FHLB-NY an additional $23.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2003, total cash and cash equivalents decreased by $1.8 million. Net cash provided by operating activities during this period was $9.6 million, primarily representing decreases in other assets and adjustments for the balances of depreciation and amortization expense and other amortization, offset by decreases in other liabilities. Net cash used in investing activities was $33.0 million, primarily representing the purchase of securities, loan purchases and originations offset in part by principal payments and maturities of securities, sale of available-for-sale securities and principal collections on loans. Net cash provided by financing activities was $21.6 million, primarily representing a net increase in deposits and proceeds from the issuance of trust preferred securities, partially offset by a decrease in advances from the FHLB-NY.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to further meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of December 31, 2003.

         The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity, which has resulted in a lag in redeploying lower yielding federal funds into higher yielding mortgage loans, which has had a negative impact on the Company's net interest margin and net interest income. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity. During the fiscal year ended March 31, 2002 ("fiscal 2002"), the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2003 ("fiscal 2003"), the federal funds rate was again lowered on three separate occasions a total of 125 basis points. To date during fiscal 2004 the federal funds rate has remained unchanged. The increase in loan and securities repayments experienced by the Bank over the past two fiscal years was primarily the result of the increase in mortgage loan refinancing activity caused by this lower interest rate environment.

         When mortgage interest rates increase, customers' refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

         The Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At December 31, 2003, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at December 31, 2003.

                                     REGULATORY CAPITAL
                                    AT DECEMBER 31, 2003

                                                                 Amount        % of Assets
                                                                 ------        -----------
Total capital (to risk-weighted assets):
Capital level                                                      $60,974          18.14 %
Less requirement                                                    26,894           8.00
                                                               ------------
Excess                                                             $34,080          10.14
                                                               ============

Tier 1 capital (to risk-weighted assets):
Capital level                                                      $56,846          10.67 %
Less requirement                                                    21,306           4.00
                                                               ------------
Excess                                                             $35,540           6.67
                                                               ============

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                                      $56,846          16.91 %
Less requirement                                                    13,447           4.00
                                                               ------------
Excess                                                             $43,399          12.91 %
                                                               ============


         On January 13, 2004, the Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend will be payable on February 13, 2004 to stockholders of record at the close of business on February 6, 2004.

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

                                                                      THREE MONTHS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                            2003                                      2002
                                         --------------------------------------------- --------------------------------------
                                            Average                   Annualized Avg.    Average              Annualized Avg.
                                            Balance      Interest       Yield/Cost       Balance    Interest   Yield/Cost
                                         -------------- ------------  ---------------  ------------ --------- --------------
                                                                         (Dollars in thousands)
Loans receivable (1)                          $313,293       $5,025            6.36%      $278,626     $5,141         7.32%
Investment securities (2)                      156,186        1,396            3.54%       140,204      1,541         4.36%
Federal funds                                   27,114           62            0.91%        22,598         79         1.38%
                                         -------------- ------------                   ------------ ----------
Total interest-earning assets                  496,593        6,483            5.18%       441,428      6,761         6.08%
Non-interest-earning assets                     27,797                                      29,823
                                         --------------                                ------------
Total assets                                  $524,390                                    $471,251
                                         ==============                                ============

Liabilities and Equity
----------------------
Deposits:
NOW accounts                                   $23,400          $20            0.33%       $17,019        $24         0.56%
Savings and club accounts                      129,796          240            0.73%       125,655        331         1.04%
Money market accounts                           28,324           59            0.82%        16,357         45         1.10%
Certificates of deposit                        162,690          816            1.99%       157,972        972         2.44%
                                         -------------- ------------                   ------------ ----------
Total deposits                                 344,210        1,135            1.31%       317,003      1,372         1.72%
Mortgagor's deposits                             1,736            5            1.17%         2,206          1         0.18%
Borrowed money                                  97,638          924            3.76%        90,763        845         3.69%
                                         -------------- ------------                   ------------ ----------
Total interest-bearing liabilities             443,584        2,064            1.85%       409,972      2,218         2.15%
Non-interest-bearing DDA accounts               19,073                                      15,304
Other non-interest-bearing liabilities           5,818                                       6,819
                                         --------------                                ------------
Total liabilities                              468,475                                     432,095
Guaranteed beneficial interest in junior
subordinated debentures                         12,735                                          -
Stockholders' equity                            43,180                                      39,156
                                         --------------                                ------------
Total liabilities and stockholders'
equity                                        $524,390                                    $471,251
                                         ============== ------------                   ============ ----------
Net interest income                                          $4,419                                    $4,543
                                                        ============                                ==========
Interest rate spread                                                           3.33%                                  3.93%
                                                                      ===============                         ==============

Net interest margin                                                            3.53%                                  4.08%
                                                                      ===============                         ==============

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                                        1.12x                  1.08x
                                                                      =================             ==========

                                                                      NINE MONTHS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                          2003                                       2002
                                         ------------------------------------------------------------------------------------
                                            Average                   Annualized Avg.    Average              Annualized Avg.
                                            Balance      Interest       Yield/Cost       Balance    Interest   Yield/Cost
                                         -------------- ------------  ---------------  ------------ --------- --------------
                                                                         (Dollars in thousands)
Loans receivable (1)                          $304,967      $14,952            6.51%      $280,695    $15,829         7.48%
Investment securities (2)                      165,382        4,507            3.62%       118,538      4,193         4.69%
Federal funds                                   19,245          143            0.98%        22,322        266         1.58%
                                         -------------- ------------                   ------------ ----------
Total interest-earning assets                  489,594       19,602            5.31%       421,555     20,288         6.39%
Non-interest-earning assets                     29,444                                      30,259
                                         --------------                                ------------
Total assets                                  $519,038                                    $451,814
                                         ==============                                ============

Liabilities and Equity
Deposits:
NOW accounts                                   $23,549          $68            0.38%       $18,213       $105         0.76%
Savings and club accounts                      130,724          803            0.82%       127,032      1,146         1.20%
Money market accounts                           27,057          174            0.86%        15,607        141         1.20%
Certificates of deposit                        161,969        2,495            2.04%       154,122      3,051         2.63%
                                         -------------- ------------                   ------------ ----------
Total deposits                                 343,299        3,540            1.37%       314,974      4,443         1.87%
Mortgagor's deposits                             1,719           20            1.54%         2,141          4         0.25%
Borrowed money                                 101,027        2,821            3.71%        74,360      2,320         4.14%
                                         -------------- ------------                   ------------ ----------
Total interest-bearing liabilities             446,045        6,381            1.90%       391,475      6,767         2.29%
Non-interest-bearing DDA accounts               19,225                                      14,462
Other non-interest-bearing liabilities           6,703                                       7,810
                                         --------------                                ------------
Total liabilities                              471,973                                     413,747
Guaranteed beneficial interest in junior
subordinated debentures                          4,909                                          -
Stockholders' equity                            42,156                                      38,067
                                         --------------                                ------------
Total liabilities and stockholders'
equity                                        $519,038                                    $451,814
                                         ============== ------------                   ============ ----------
Net interest income                                         $13,221                                   $13,521
                                                        ============                                ==========
Interest rate spread                                                           3.41%                                  4.10%
                                                                      ===============                         ==============

Net interest margin                                                            3.58%                                  4.26%
                                                                      ===============                         ==============

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                                        1.10x                  1.08x
                                                                      =================             ==========

COMPARISON OF OPERATING RESULTS FOR THE
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

         OVERVIEW. Net income for the three-month period ended December 31, 2003 was $1.2 million compared to $947,000 for the corresponding prior year period, an increase of $289,000 primarily due to an increase in non-interest income of $827,000, partially offset by an increase in non-interest expense of $585,000. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $1.2 million, or $0.47 per diluted common share, compared to $898,000, or $0.38 per diluted common share, for the corresponding prior year period. Selected operating ratios for the three months ended December 31, 2003 and 2002 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

                                                        THREE MONTHS ENDED
SELECTED OPERATING RATIOS:                                 DECEMBER 31,
                                                       2003            2002
                                                  ---------------  -------------

Return on average assets(1)                             0.94 %         0.80 %
Return on average equity(1)                            11.45           9.67
Interest rate spread(1)                                 3.33           3.93
Net interest margin(1)                                  3.53           4.08
Operating expenses to average assets(1)                 3.15           3.00
Equity-to-assets                                        8.18           8.23
Efficiency ratio                                       68.78          66.86
Average interest-earning assets to
  interest-bearing liabilities                         1.12x          1.08x

(1)  Annualized


         INTEREST INCOME. Interest income decreased by $278,000, or 4.1%, to $6.5 million for the three months ended December 31, 2003 compared to $6.8 million in the prior year period. Interest income decreased primarily as a result of the lower interest rate environment compared to the prior year period. The change in total interest income was attributable to a 90 basis point decrease in the annualized average yield on interest-earning assets to 5.18% for the three months ended December 31, 2003 compared to 6.08% for the prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $55.2 million, or 12.5%, to $496.6 million for the three months ended December 31, 2003 compared to $441.4 million for the prior year period. Net interest margin declined 55 basis points to 3.53% for the three months ended December 31, 2003 compared to 4.08% for the prior year period resulting from lower interest rates.

         Interest income on loans decreased by $116,000, or 2.3%, to $5.0 million for the three months ended December 31, 2003 compared to $5.1 million for the prior year period. The change was primarily due to lower interest rates, which resulted in decreased yields in the loan portfolio. The annualized average yield on loans for the three months ended December 31, 2003 declined 96 basis points to 6.36% compared to 7.32% for the prior year period. The decline in interest income on loans was partially offset by an increase in average mortgage loan balances of $34.7 million to $313.3 million compared to $278.6 million for the prior year period.

         Interest income on total securities decreased by $145,000, or 9.4%, to $1.4 million for the three months ended December 31, 2003 compared to $1.5 million for the prior year period. The change was primarily due to an 82 basis point decrease in the annualized average yield on securities to 3.54% from 4.36% in the prior year period, partially offset by an increase of $16.0 million, or 11.4%, in the average balance of securities to $156.2 million compared to $140.2 million in the prior year period. The growth in the average balance of securities, primarily mortgage-backed securities, reflects the execution of our strategy to invest available liquid funds in excess of expected mortgage loan closings into securities. Portfolio yields and interest income declined as new purchases and the reinvestment of portfolio cash flows were at yields significantly below existing portfolio yields. To mitigate interest rate risk, we have purchased short duration securities that by their nature have lower yields. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage-backed securities and accelerated premium amortization.

         Interest income on federal funds sold decreased by $17,000, or 21.5%, to $62,000 for the three months ended December 31, 2003 compared to $79,000 for the prior year period. The decline was primarily attributable to a decrease of 47 basis points in the annualized yield on federal funds sold, which was 0.91% for the three months ended December 31, 2003 compared to 1.38% in the prior year period due to lower short-term interest rates. Partially offsetting the decline in interest income was an increase in the average balance of federal funds of $4.5 million, or 19.9%, to $27.1 million from $22.6 million in the prior year period.

         INTEREST EXPENSE. Total interest expense decreased by $155,000, or 7.0%, to $2.1 million for the three months ended December 31, 2003 compared to $2.2 million for the prior year period. The change in interest expense is primarily due to the lower interest rate environment cited above. The annualized average cost of interest-bearing liabilities decreased 30 basis points to 1.85% from 2.15% for the prior year period. The decrease in interest expense was partially offset by an increase in the average balance of interest-bearing liabilities of $33.6 million, or 8.2%, to $443.6 million from $410.0 million during the prior year period.

         Interest expense on deposits decreased $233,000, or 17.0%, to $1.1 million for the three months ended December 31, 2003 compared to $1.4 million for the prior year period. The decrease in interest expense on deposits was due primarily to a 41 basis point decline in the rate paid on deposits to 1.31% compared to 1.72% for the prior year period, partially offset by a $27.2 million increase in the average balance of interest-bearing deposits to $344.2 million for the three months ended December 31, 2003 from $317.0 million for the prior year period. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has achieved success in growing core deposits, thereby benefiting net interest income and net interest margin.

         Interest expense on advances and other borrowed money increased $78,000, or 9.2%, to $924,000 for the three months ended December 31, 2003 compared to $846,000 for the prior year period. This was primarily due to an increase of $6.9 million in the average balance of borrowed money to $97.6 million from $90.8 million for the corresponding prior year period and an increase of 7 basis points in the cost of borrowings to 3.76% from 3.69% for the prior year period.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses decreased $124,000, or 2.7%, to $4.4 million for the three months ended December 31, 2003 compared to $4.5 million for the prior year period as interest rates declined and deposits and short term borrowings repriced faster than our longer term interest-earning assets. The Company's annualized average interest rate spread decreased by 60 basis points to 3.33% for the three months ended December 31, 2003 compared to 3.93% for the corresponding prior year period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 55 basis points to 3.53% for the three months ended December 31, 2003 from 4.08% for the corresponding prior year period.

         These decreases are a result of the greater decline in the annualized yield on interest-earning assets compared to the decline in the annualized cost of interest-bearing liabilities, as long-term market interest rates continued their decline during fiscal 2003 and the first nine months of fiscal 2004. The decrease also reflected the increased amortization of the net premium on our purchased mortgage loans and our mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets. The high level of repayments resulted in higher average balances of liquid assets, predominantly federal funds, which had an adverse effect on both the interest rate spread and net interest margin as these liquid assets were redeployed primarily into real estate mortgage loans late in the quarter.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan loss reserves for the three months ended December 31, 2003 or 2002 as the Company considers the overall allowance for loan losses to be adequate. During the third quarter of fiscal 2004, the Company recorded net recoveries of $15,000 compared to net loan charge-offs of $39,000 for the prior year period. At December 31, 2003, the Bank's allowance for loan losses was $4.1 million compared to $4.2 million at March 31, 2003.

         At December 31, 2003, non-performing assets totaled $1.2 million, or 0.37% of total loans, compared to $1.8 million, or 0.61% of total loans receivable, at March 31, 2003. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. The Bank had no foreclosed real estate as of December 31, 2003. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         The ratio of the allowance for loan losses to non-performing loans was 330.6% at December 31, 2003 compared to 230.7% at March 31, 2003. The ratio of the allowance for loan losses to total loans was 1.21% at December 31, 2003 compared to 1.40% at March 31, 2003.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of certain individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, results of regulatory examinations and other factors, both within and outside of management's control.

         NON-INTEREST INCOME. Total non-interest income in the third quarter of fiscal 2004 increased $826,000, or 110.0%, to $1.6 million compared to $751,000 for the prior year period. The increase was primarily attributable to an increase in loan fees and service charges of $772,000, all of which was related to increased mortgage prepayment penalties from refinancing activity including two loans whose prepayment penalties of $496,000 were based on the yield maintenance method compared to a flat declining rate method usually used by the Bank. The yield maintenance method is calculated by using a stated contractual interest rate for the remaining term of the loan multiplied by the current outstanding balance. A gain on the sale of securities of $55,000 was recognized as a result of the sale of certain fixed rate one- to four-family loans in the third quarter of fiscal 2004. Non-interest income represented 19.6% of revenue (interest income plus non-interest income) for the third quarter of fiscal 2004 compared to 10.0% for the corresponding prior year period.

         NON-INTEREST EXPENSE. For the quarter ended December 31, 2003, total non-interest expense increased $585,000, or 16.5%, to $4.1 million compared to $3.5 million for the prior year period. The increase in non-interest expense was primarily due to a rise of $447,000 in employee compensation and benefit expense resulting from salary increases effective as of September 1, 2003, new hires at higher average salaries, an increase in the costs to provide employee benefits and the timing of accruals for employee bonus expense. It is the Bank's policy that projected employee bonuses are expensed in each quarter when the performance of the Bank indicates that they will likely be earned by year-end. In fiscal 2003 the application of this policy resulted in the majority of employee bonuses being both earned and expensed in the fourth quarter, whereas in fiscal 2004, due to the performance of the Bank, projected employee bonuses have been expensed earlier in the fiscal year. Additionally, net occupancy expense increased $89,000 primarily as a result of new and upgraded 24/7 ATM centers. Capital securities cost of $152,000 for debt service related to the issuance of $13 million in subordinated debentures raised by the Company through an issuance of trust preferred securities in September 2003 also contributed to the increase in non-interest expense. These increases in non-interest expense were partially offset by a decrease in equipment expense of $72,000 compared to the prior year period, which primarily resulted from a decline in depreciation expense on computer equipment as these short-lived assets have been fully depreciated.

         INCOME TAX EXPENSE. For the three-month period ended December 31, 2002, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 46%. For the three-month period ended December 31, 2003, the Company experienced a decrease in its tax rate following the establishment of a real estate investment trust.

         For the three-month period ended December 31, 2003, income before taxes increased $118,000, or 6.7%, to $1.9 million compared to $1.8 million for the prior year period. Income tax expense decreased $171,000, or 21.2%, to $636,000 compared to $807,000 for the prior year period.


COMPARISON OF OPERATING RESULTS FOR THE
NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

         OVERVIEW. The Company reported net income for the nine-month period ended December 31, 2003 of $3.7 million compared to net income of $2.8 million for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $3.6 million, or $1.45 per diluted common share, compared to $2.6 million, or $1.09 per diluted common share, for the corresponding prior year period. Income for the nine months ended December 31, 2003 includes a recovery of $558,000 related to previously unrecognized income from prior fiscal year periods from mortgage loans. This recovery was recorded in the second quarter of fiscal 2004 in other non-interest income. Net income available to common stockholders increased $992,000 primarily due to a rise in non-interest income of $1.9 million, partially offset by an increase in non-interest expense of $952,000. Selected operating ratios for the nine months ended December 31, 2003 and 2002 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

                                                       NINE MONTHS ENDED
SELECTED OPERATING RATIOS:                                DECEMBER 31,
                                                      2003            2002
                                                 ---------------  -------------

Return on average assets(1)                           0.96 %         0.81 %
Return on average equity(1)                          11.86           9.66
Interest rate spread(1)                               3.41           4.10
Net interest margin(1)                                3.58           4.26
Operating expenses to average assets(1)               3.04           3.21
Equity-to-assets                                      8.18           8.23
Efficiency ratio                                     67.48          68.16
Average interest-earning assets to
  interest-bearing liabilities                       1.10x          1.08x

(1)  Annualized


         INTEREST INCOME. Interest income decreased by $686,000, or 3.4%, to $19.6 million for the nine months ended December 31, 2003 compared to $20.3 million in the corresponding prior year period. The decrease in interest income was due to a lower interest rate environment during the nine-month period ended December 31, 2003 compared to the corresponding prior year period. The change in total interest income was attributable to a decrease of 108 basis points in the annualized average yield on interest-earning assets to 5.31% for the nine months ended December 31, 2003 compared to 6.39% for the corresponding prior year period. This was partially offset by an increase in the average balance of interest-earning assets of $68.0 million, or 16.1%, to $489.6 million for the nine months ended December 31, 2003 compared with $421.6 million for the corresponding prior year period.

         Interest income on loans decreased by $877,000, or 5.5%, to $15.0 million for the nine months ended December 31, 2003 compared to $15.8 million for the corresponding prior year period. The decline in interest income was due primarily to a decrease in the annualized average yield on mortgage loans to 6.51% compared to 7.48% for the nine months ended December 31, 2002. Additionally, the decrease in interest income was due to the inclusion of an acceleration in the recognition of deferred loan fees of $212,000 resulting from higher than anticipated mortgage loan prepayments in the income of the prior fiscal year. The decrease in interest income on loans was offset by an increase in average mortgage loan balances of $24.3 million, or 8.7%, to $305.0 million for the nine months ending December 31, 2003 compared to $280.7 million for the corresponding prior year period.

         Interest income on total securities increased by $314,000, or 7.5%, to $4.5 million for the nine months ended December 31, 2003 compared to $4.2 million for the corresponding prior year period. The change was primarily due to an increase in the average balance of total securities of $46.8 million, or 39.5%, to $165.4 million for the nine months ended December 31, 2003 compared to $118.5 million for the corresponding prior year period, partially offset by a 107 basis point decrease in the annualized average yield on mortgage-backed securities to 3.62% from 4.69% during the same period.

         Interest income on federal funds sold decreased by $123,000, or 46.2%, to $143,000 for the nine months ended December 31, 2003 compared to $266,000 for the corresponding prior year period. The annualized yield on federal funds sold declined 60 basis points to 0.98% for the nine months ended December 31, 2003 compared to 1.58% for the corresponding prior year period due to a lower short-term interest rate environment. In addition, the average balance of federal funds decreased $3.1 million, or 13.9%, to $19.2 million from $22.3 million for the corresponding prior year period. It is the Company's strategy to replace excess lower yielding federal funds with higher yielding mortgages and/or securities while maintaining adequate liquidity.

         INTEREST EXPENSE. Total interest expense decreased by $386,000, or 5.7%, to $6.4 million for the nine months ended December 31, 2003 compared to $6.8 million for the corresponding prior year period. The reduction in interest expense is primarily due to the lower interest rate environment partially offset by higher average borrowings year over year to fund the growth of the balance sheet. The annualized average cost of interest-bearing liabilities decreased 39 basis points to 1.90% from 2.29% for the corresponding prior year period. The decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities of $54.6 million, or 13.9%, to $446.0 million from $391.5 million compared to the corresponding prior year period.

         Interest expense on deposits decreased $883,000, or 19.9%, to $3.6 million for the nine months ended December 31, 2003 compared to $4.4 million for the corresponding prior year period. The decrease in interest expense on deposits was due primarily to a 50 basis point decline in the rate paid on deposits to 1.37% for the nine months ended December 31, 2003 compared to 1.87% for the corresponding prior year period. This was partially offset by a $28.3 million increase in the average balance of interest-bearing deposits to $343.3 million from $315.0 million for the corresponding prior year period.

         Interest expense on advances and other borrowed money increased $497,000, or 21.4%, to $2.8 million for the nine months ended December 31, 2003 compared to $2.3 million for the corresponding prior year period. This increase in interest expense was primarily due to a $26.7 million, or 35.9%, increase in the average balance of borrowed money to $101.0 million from $74.4 million for the corresponding prior year period, partially offset by a decrease of 43 basis points in the cost of borrowings to 3.71% from 4.14% for the corresponding prior year period.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses decreased by $300,000, or 2.2%, to $13.2 million for the nine months ended December 31, 2003 compared to $13.5 million for the corresponding prior year period. Total interest income decreased by $686,000 while total interest expense decreased by $386,000 for the nine months ended December 31, 2003. The Company's annualized average interest rate spread decreased by 69 basis points to 3.41% for the nine months ended December 31, 2003 compared to 4.10% for the corresponding prior year period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 68 basis points to 3.58% for the first nine months of fiscal 2004 from 4.26% for the corresponding prior year period.

         These decreases are a result of the greater decline in the annualized yield on interest-earning assets compared to the decline in the annualized cost of interest-bearing liabilities, as long-term market interest rates continued their decline during fiscal 2003 and the first nine months of fiscal 2004. The decrease also reflected the increased amortization of the net premium on our purchased mortgage loans and our mortgage-backed securities due to the high level of prepayment activity on these mortgage-related assets. The high level of repayments resulted in higher average balances of liquid assets, predominantly federal funds, which had an adverse effect on both the interest rate spread and net interest margin as these liquid assets were redeployed into higher yielding assets, primarily real estate mortgage loans and mortgage-backed securities later in the year.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan losses for each nine-month period ended December 31, 2003 and 2002. The Company believed the total loan loss allowance to be adequate due to the credit quality of the loan portfolio at period end. During the first nine months of fiscal 2004, Carver recorded net loan charge-offs of $30,000 to the allowance for loan losses compared to net recoveries of $5,000 for the corresponding prior year period. At December 31, 2003, the Bank's allowance for loan losses at $4.1 million compared to $4.2 million at March 31, 2003.

         At December 31, 2003, non-performing loans totaled $1.2 million, or 0.37% of total loans, compared to non-performing loans of $1.8 million, or 0.61% of total loans, at March 31, 2003, a decrease of $553,000 or 30.7%. The decrease in non-performing loans increased the ratio of the allowance for loan losses to non-performing loans to 330.6% at December 31, 2003 compared to 230.7% at March 31, 2003. The ratio of the allowance for loan losses to total loans at December 31, 2003 was 1.21% compared to 1.40% March 31, 2003.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of certain individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         NON-INTEREST INCOME. Total non-interest income increased $1.9 million, or 77.4%, to $4.3 million for the nine-month period ended December 31, 2003 compared to $2.4 million for the corresponding prior year period. The increase in non-interest income resulted from increases in loan fees and service charges, depository fees and charges, other non-interest income and gains on the sale of loans and securities. The increases in loan fees and service charges were primarily due to higher mortgage prepayment penalties resulting from the repayment of several loans whose prepayment penalties were based on the yield maintenance method. The increase in depository fees and charges can be primarily attributed to increases in ATM usage over the corresponding prior year period and growth in debit card income. Other non-interest income increased as a result of a recovery of $558,000 of which $411,000 was related to the recognition of previously unrecognized mortgage loan income from one problem loan that had been held in escrow pending the resolution of certain mechanics' liens. The remaining recovery of $147,000 was from previously unrecognized prepaid mortgage loan income. During fiscal 2004, in an effort to manage its interest rate risk, the Company sold fixed rate one- to four-family mortgage loans and investment securities that generated a net gain on sale of loans of $55,000 and a net gain on sale of securities of $31,000.

         NON-INTEREST EXPENSE. Total non-interest expense increased $952,000, or 8.8%, to $11.8 million for the nine months ended December 31, 2003 compared to $10.9 million for the corresponding prior year period. The increase in non-interest expense was primarily due to an increase of $787,000 in employee compensation and benefits expense resulting from salary increases, new hires, increased cost of benefits plans and the timing for accruals of employee bonus expense. Net occupancy expenses increased $100,000 primarily from new and upgraded 24/7 ATM centers. Also contributing to the increase in non-interest expense was an expense for capital securities costs of $175,000 for debt service on the recent $13 million in subordinated debt raised by the Company through an issuance of trust preferred securities in September 2003. These increases were offset by decreases of $62,000 in equipment expenses and $48,000 in other non-interest expense. The decrease in other non-interest expense is predominantly attributable to lower advertising expense of $195,000 due to timing of expenditures, loan expenses of $95,000 and security services of $68,000. Partially offsetting these decreases in other non-interest expense was a $262,000 increase in consulting expenses primarily related to establishing the Bank's real estate investment trust and complying with certification requirements in the new regulatory environment, a $47,000 increase in stationery and supplies as the Bank updated its privacy disclosure statements to comply with regulatory requirements and a $29,000 increase in insurance and surety expense.

         INCOME TAX EXPENSE. For the nine-month period ended December 31, 2002, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 46%. For the nine-month period ended December 31, 2003, the Company experienced a decrease in its tax rate following the establishment of a real estate investment trust.

         For the nine-month period ended December 31, 2003, income before taxes increased $620,000, or 12.2%, to $5.7 million compared to $5.1 million for the prior year period. Income tax expense decreased $372,000, or 16.0%, to $1.9 million compared $2.3 million for the prior year period.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2003 in Item 7 of the Company's 2003 10-K. The Company believes that there have been no material changes in the Company's market risk at December 31, 2003 compared to March 31, 2003.

ITEM 4.           CONTROLS AND PROCEDURES

           The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


         Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our audited Consolidated Financial Statements in the 2003 10-K. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2003 10-K and the Company's quarterly report on Form 10-Q for the three-month period ended September 30, 2003.

         On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver Federal employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"), alleging the following causes of action relating to a January 12, 1999 agreement between the parties concerning St. Rose's separation from Carver Federal: (1) breach of contract; (2) promissory estoppel, and (3) fraudulent misrepresentation. St. Rose sought damages in an amount not less than $50,000 with respect to the breach of contract cause of action and sought undisclosed damages with respect to the promissory estoppel claim. Carver Federal has unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal, which obligations remain outstanding as of the date of this Form 10-Q. The parties have reached a preliminary settlement, which is expected to be finalized by March 31, 2004. If the parties do not reach a final settlement, Carver Federal intends to continue to defend the St. Rose Action vigorously.

         Carver Federal is also a defendant in two actions brought by Ralph Williams ("Williams Action I" and "Williams Action II") and an action brought by Janice Pressley (the "Pressley Action") all of which arise out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"), a federal credit union that maintained accounts with Carver Federal and certain other banks in the New York metropolitan area (the "Bank

Defendants"). Plaintiff Williams is a former member of the Board of Directors of Northeastern and plaintiff Pressley is a former treasurer of Northeastern. Plaintiffs allege that the National Credit Union Administration (the "NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. In or about July 1998, Williams commenced Williams Action I in the United States District Court, District of Columbia, seeking to restrain the NCUA from executing on the conservatorship order and an order directing the Bank Defendants to "restore [their] accounts to their original status." The Bank Defendants were not served with the pleadings in Williams Action I, and the Court entered judgment against them on default. After the Bank Defendants learned of this case, they made a motion in September 2001 to vacate the default judgment. In January 2004, Williams Action I was dismissed without prejudice.

         On or about November 22, 2000, Williams filed Williams Action II in the United States District Court, District of Columbia, against the NCUA and the Bank Defendants seeking damages in the amount of $1 million plus certain additional unspecified amounts for the allegedly "unauthorized" or "invalid" actions of the NCUA Board of Directors in taking control of Northeastern as well as damages for discrimination and civil rights violations. Plaintiff Pressley filed the Pressley Action in the same court against the same defendants seeking unspecified compensatory and punitive damages based on identical allegations as Williams, except that she also alleged certain claims of employment discrimination. The Bank Defendants filed a joint motion to dismiss Williams Action II, which motion was granted by the District Court. Williams filed a notice of appeal on August 24, 2003. The Bank Defendants collectively filed a motion for summary affirmance of the District Court's decision on October 9, 2003, which is opposed by Williams. The court has not yet ruled on the motion.

         The Bank Defendants also made a joint motion to dismiss the Pressley Action. After grant of the motion and appeal by Pressley, the Court of Appeals dismissed the appeal in August 2003 and, in October 2003 with the consent of Pressley's counsel, the District Court ordered the dismissal of Pressley's case against the Bank Defendants, resolving the Pressley Action in its entirety.

         In or about November 2001, Monique Barrow filed an action against Carver Federal in the United States District Court for the Southern District of New York alleging that Carver Federal's termination of her employment constituted a violation of the federal Family and Medical Leave Act and each of the New York State and City Human Rights Laws. Ms. Barrow sought back pay, front pay and benefits with interest in an amount not less than $5 million, and punitive, liquidated and other compensatory damages in an amount not less than $10 million. On August 5, 2003, Carver Federal filed a motion for summary judgment to dismiss the complaint in its entirety. During the third quarter, Carver Federal and Ms. Barrow reached a settlement of this matter, which settlement did not have a material impact on our financial condition or results of operations.

         In or about January 2004, Michael Lee & Company ("Michael Lee") filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee. The Hale House plaintiffs have asserted claims of professional malpractice and breach of contract against Michael Lee for providing deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. Both motions are pending. In the event this case is not dismissed with prejudice, Carver intends to defend it vigorously.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

         Not applicable.

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

(b) Current Reports on Form 8-K.

We furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

         1. Current report on Form 8-K, dated October 24, 2003, which includes information being filed pursuant to Item 12 but was filed under Item 9, an announcement of our financial results for the second quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARVER BANCORP, INC.


Date: February 13, 2004                   /s/ Deborah C. Wright
                                          -------------------------------------
                                          Deborah C. Wright
                                          President and Chief Executive Officer





Date: February 13, 2004                   /s/ William C. Gray
                                          -------------------------------------
                                          William C. Gray
                                          Senior Vice President and
                                          Chief Financial Officer