Form 10-K
period 2004-03-31
CARVER BANCORP INC
filed 2004-06-29
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

    As of May 31, 2004, there were 2,286,380 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $21.00 per share of the registrant's common stock on May 28, 2004) was approximately $48.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2004 are incorporated by reference into Part III of this Form 10-K.

                              CARVER BANCORP, INC.
                         2004 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



     Part I                                                                                        Page
     ------                                                                                        ----
     Item 1.     Business........................................................................    2
     Item 2.     Properties......................................................................   27
     Item 3.     Legal Proceedings...............................................................   27
     Item 4.     Submission of Matters to a Vote of Security Holders.............................   28

     Part II
     -------

     Item 5.     Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity Securities.................   29
     Item 6.     Selected Financial Data.........................................................   30
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................   31
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......................   44
     Item 8.     Financial Statements and Supplementary Data.....................................   45
     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...........................................   76
     Item 9A.    Controls and Procedures.........................................................   76

     Part III
     --------

     Item 10.    Directors and Executive Officers of Carver Bancorp, Inc.........................   76
     Item 11.    Executive Compensation..........................................................   76
     Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters................................   77
     Item 13.    Certain Relationships and Related Transactions..................................   77
     Item 14.    Principal Accountant Fees and Services..........................................   77

     PART IV
     -------

     Item 15.    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K......................................................................   77

     SIGNATURES  ................................................................................   78

     EXHIBIT INDEX...............................................................................  E-1

                           FORWARD-LOOKING STATEMENTS

         Statements contained in this Annual Report on Form 10-K, including information incorporated by reference, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, senior management may make forward looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "will," "would," "could," "may," "planned," "estimated," "potential," "outlook," "predict," "project" and similar terms and phrases, including references to assumptions.

         Forward-looking statements are based on various assumptions and analyses made by the Company (as defined below) in light of the management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company's control, that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the following:

         o the Company's success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies;

         o increases in competitive pressure among financial institutions or non-financial institutions;

         o legislative or regulatory changes which may adversely affect the Company's business;

         o technological changes which may be more difficult or expensive than we anticipate;

         o changes in interest rates which may reduce net interest margins and net interest income;

         o changes in deposit flows, loan demand or real estate values which may adversely affect the Company's business;

         o changes in accounting principles, policies or guidelines which may cause the Company's condition to be perceived differently;

         o litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

         o the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality;

         o    the ability of the Company to realize cost efficiencies;

         o the Company's costs or difficulties in completing its planned acquisition of Independence Federal Savings Bank; and

         o general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

         The forward-looking statements contained herein are made as of the date of this report, and the Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

                                     PART I


ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

CARVER BANCORP, INC.

         Carver Bancorp, Inc., a Delaware corporation (on a stand-alone basis, the "Holding Company" or "Registrant"), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and its subsidiaries (collectively, the "Bank" or "Carver Federal"), Carver Statutory Trust I (the "Trust") and Alhambra Holding Corporation, a Delaware corporation ("Alhambra"). The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. The Holding Company formed Alhambra to hold the Holding Company's investment in a commercial office building that was subsequently sold in March 2000. Alhambra is currently inactive. Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the "Company" or "Carver."

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

CARVER FEDERAL SAVINGS BANK

         Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank (the "FHLB") of New York. Carver Federal converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share.

         Carver Federal was founded as an African-American operated institution to provide residents of under-served communities with the ability to invest their savings and obtain credit. Carver Federal's principal business consists of attracting deposit accounts through its six branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Based on asset size as of March 31, 2004, Carver Federal is the largest African-American operated financial institution in the United States.

         On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2004, this subsidiary had $220,000 in total capital and a net operating loss of approximately $1,300. At March 31, 2004 there was no real estate owned pending disposition. Carver Federal also owns CFSB Credit Corp., currently an inactive subsidiary originally formed to undertake the Bank's credit card issuance. During the fourth quarter of the fiscal year ended March 31, 2003 ("fiscal 2003"), Carver Federal formed Carver Asset Corporation, a wholly owned subsidiary which qualifies as a real estate investment trust ("REIT") pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. Upon its formation, Carver Federal transferred approximately $119 million of mortgage loans to Carver Asset Corporation.

         Carver Federal's current operating strategy consists primarily of: (1) the origination and purchase of one- to four-family residential, commercial, construction and multifamily real estate in its primary market area; (2) investing funds not utilized for loan originations or purchases in the purchase of United States Government Agency securities and mortgage-backed securities;
(3) expanding its branch network by opening de novo branches and stand-alone ATM centers; (4) generating fee income by attracting and retaining high transaction core deposit accounts; and (5) continuing to lower its expense ratio by efficiently utilizing personnel, branch facilities and alternative delivery channels (telephone banking, online banking, and ATMs) to service its customers. Carver Federal plans to generate additional fee income by utilizing third party providers to sell non-deposit investment products and to offer a Carver Federal credit card. The business is not operated in such a way that would require segment reporting.

         Carver Federal's primary market area for deposits consists of the areas served by its six branches. Carver Federal considers its primary lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and lower Westchester County, New York. See "Item 2--Properties."

         Although Carver Federal's branches are located in areas that were historically underserved by other financial institutions, Carver Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA") and the improving economic conditions in its market area. The Bank's competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. Competition for deposits also comes from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Many of Carver Federal's competitors have substantially greater resources than Carver Federal and offer a wider array of financial services and products than Carver Federal. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors' larger presence in the New York market add to the challenges Carver Federal faces in expanding its current market share. The Bank believes that it can compete with these institutions by offering a competitive range of products and services as well as through personalized attention and community involvement.

         As of March 31, 2004, Carver Federal had 132 full-time equivalent employees, of whom 45 are officers and 87 are non-officers, none of whom was represented by a collective bargaining agreement. The Bank considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

         The Company makes available on or through its internet website, http://www.carverbank.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC"). The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.

         In addition, on or before September 21, 2004, the date of our annual meeting of stockholders, we will post on our website certain other basic corporate documents, including our Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of our Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary's office by mail at 75 West 125th Street, New York, NY 10027 by mail, or by e-mail at linda.dunn@carverbank.com.

PENDING MERGER WITH INDEPENDENCE FEDERAL SAVINGS BANK

         On March 15, 2004, the Company entered into a definitive merger agreement to acquire Independence Federal Savings Bank ("Independence"). Independence is a federally chartered savings bank with approximately $201 million in assets as of March 31, 2004 and five branches located in greater Washington, D.C. At the time of announcement, the cash transaction was valued at approximately $33 million. The transaction is currently expected to close before the end of 2004. It remains subject to both regulatory and shareholder approvals. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the pending merger. Except as specifically noted otherwise, the information contained or incorporated by reference in this Form 10-K does not give effect to the proposed transaction.


LENDING ACTIVITIES

         GENERAL. Carver Federal's principal lending activity is the origination or purchase of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties. Carver Federal also originates or participates in loans for the construction or renovation of commercial properties and residential housing developments. Carver Federal also provides permanent and end loan financing upon completion of construction. To a lesser extent, Carver Federal originates secured consumer and business loans. Carver Federal continued to engage in first-mortgage loan purchases during the fiscal year ended March 31, 2004 ("fiscal 2004"), which accounted for 54.6% of net loan additions. Loan purchases are used to supplement originations.

         LOAN PORTFOLIO COMPOSITION. Gross loans receivable increased by $58.5 million, or 19.7%, to $354.9 million at March 31, 2004 compared to $296.4 million at March 31, 2003. Carver Federal's net loan portfolio as a percentage of total assets increased to 65.3% at March 31, 2004 compared to 57.4% at March 31, 2003. One- to four-family mortgage loans totaled $98.6 million, or 27.8% of Carver Federal's total gross loan portfolio, multifamily loans totaled $120.3 million, or 33.9% of total gross loans, non-residential real estate loans, which includes commercial and church loans, totaled $102.6 million, or 28.9% of total gross loans, and construction loans, net of loans in process, totaled $27.4 million, or 7.7% of total gross loans. Consumer (credit card loans, personal loans, home equity loans and home improvement loans) and business loans totaled $6.0 million, or 1.7% of total gross loans.

         Carver Federal pays a premium when the effective yield on the loans being purchased is greater than the current market rate for comparable loans. These premiums are amortized as the loan is repaid. It is possible that, in a declining interest rate environment, the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reducing the effective yield of the loan. Premium on loans increased by $397,000, or 45.8%, to $1.3 million at March 31, 2004 compared to $867,000 at March 31, 2003. The increase was attributable to additional premiums recorded on new loans purchased.

         Allowance for loan losses was substantially unchanged at $4.1 million at March 31, 2004 compared to March 31, 2003, reflecting $33,000 in net charge-offs during fiscal 2004; there were no provisions for loan losses made during fiscal 2004. See "--Asset Quality--Asset Classification and Allowance for Losses."

         The following table sets forth selected data relating to the composition of Carver Federal's loan portfolio by type of loan at the dates indicated.

                                                                            AT MARCH 31,
                                       ---------------------------------------------------------------------------------------
                                            2004                   2003                   2002                  2001
                                       -----------------      ------------------     -----------------  ---------------------
                                       Amount    Percent      AMOUNT     PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT
                                       ------    -------      ------     -------     ------    -------  ---------------------
                                                                        (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
    One- to four-family                $ 98,645    27.80%      $ 71,735    24.20%   $ 122,814   41.84%  $  157,767    54.94%
    Multifamily                         120,252    33.88%       131,749    44.45%     118,589   40.39%      83,620    29.13%
    Non-residential                     102,641    28.92%        79,244    26.74%      40,101   13.66%      36,113    12.58%
    Construction                         27,376     7.71%        11,539     3.89%       9,742    3.32%       5,821     2.03%
  Consumer and business (1)               6,010     1.69%         2,125     0.72%       2,328    0.79%       3,781     1.32%
                                       --------   ------       --------   ------    ---------  ------   ----------- ---------
Total gross loans                       354,924   100.00%       296,392   100.00%     293,574  100.00%     287,102   100.00%
                                                  ======                  ======               ======               =========
ADD:
Premium on loans                          1,264                     867                   906                  705
LESS:

Deferred fees and loan discounts           (163)                   (363)                 (642)                (819)
Allowance for loan Losses                (4,125)                 (4,158)               (4,128)              (3,551)
                                      ---------               ---------             ---------           -----------
Net loan portfolio                    $ 351,900               $ 292,738             $ 289,710           $  283,437
                                      =========               =========             =========           ===========

                                          AT MARCH 31,
                                      --------------------
                                             2000
                                      --------------------
                                       AMOUNT    PERCENT
                                      --------------------
                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
    One- to four-family               $ 152,458    55.76%
    Multifamily                          86,184    31.52%
    Non-residential                      22,721     8.31%
    Construction                          5,331     1.95%
  Consumer and business (1)               6,725     2.46%
                                      ---------- ---------
Total gross loans                       273,419   100.00%
                                                 =========
ADD:
Premium on loans                            582
LESS:

Deferred fees and loan discounts           (918)
Allowance for loan Losses                (2,935)
                                      ----------
Net loan portfolio                    $ 270,148
                                      ==========

(1) Includes automobile, personal, credit card, home equity, home improvement and business loans.

         ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Traditionally, Carver Federal's lending activity had been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences. Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $750,000. Approximately 82% of Carver Federal's one- to four-family residential mortgage loans at March 31, 2004 had adjustable rates and approximately 18% had fixed rates.

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

         The Bank's lending policies generally limit the maximum loan-to-value ("LTV") ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under certain special loan programs, Carver Federal originates and sells loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 97%.

         Carver Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to the Federal National Mortgage Association ("Fannie Mae") or the State of New York Mortgage Agency ("SONYMA") in the secondary market. From time to time the Bank has sold such loans to Fannie Mae and to SONYMA. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse on a servicing retained basis to Fannie Mae and on a servicing released basis to SONYMA. Carver Federal uses several sub-servicing firms to service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2004, the Bank, through its sub-servicers, serviced $11.7 million in loans for Fannie Mae.

         Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are retained in Carver Federal's portfolio and are not sold on the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin of 275 basis points. The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

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

         MULTIFAMILY REAL ESTATE LENDING. Carver Federal offers competitive rates with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Over the past several years, Carver Federal has expanded its presence in the multifamily lending market in the New York City metropolitan area. At March 31, 2004, multifamily loans totaled $120.3 million, or 33.9% of Carver Federal's gross loan portfolio. The Bank intends to continue its emphasis on multifamily mortgage lending, which has enabled the Bank to benefit from these higher yielding loans compared to lower yielding one- to four- family loans while still serving the community.

         Carver Federal's multifamily product guidelines generally require that the maximum LTV not exceed 75% based on the appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio ("DSCR") of at least 1.3 on multifamily loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily mortgage loans, the predominance of which are adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period that require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank, on a case-by-case basis, originates ten-year fixed rate loans.

         To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a loan risk-rating system. Under the risk-rating system, all commercial real estate loans with balances over $250,000 are risk rated by an independent consulting firm. Separate reviews of the multifamily real estate loan portfolio are performed annually, resulting in written management summary reports.

         NON-RESIDENTIAL REAL ESTATE LENDING. Carver Federal's non-residential real estate lending activity consists predominantly of loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area. Non-residential real estate lending entails additional risks compared with one- to four-family residential lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property. Carver Federal's maximum LTV on non-residential real estate mortgage loans is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.3 on non-residential real estate loans. The Bank requires the assignment of rents of all tenants' leases in the mortgaged property which serves as additional security for the mortgage loan. At March 31, 2004, non-residential real estate mortgage loans (including loans to churches) totaled $102.6 million, or 28.9% of the gross loan portfolio. Carver Federal originates non-residential real estate first mortgage loans in its market area.

         All non-residential real estate loans with balances over $250,000 are risk rated internally. Independent third party reviews of the non-residential loan portfolio are performed at least annually, resulting in written management summary reports.

         Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2004, loans to churches totaled $13.9 million, or 3.9% of the Bank's gross loan portfolio. These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio. The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 24 church loans in the Bank's loan portfolio.

         Loans secured by real estate owned by faith based organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and usually requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver Federal's history. Management believes that Carver Federal remains a leading lender to churches in its market area.

         CONSTRUCTION LENDING. The Bank originates construction loans for new construction and renovation of churches, multifamily buildings, residential developments, community service facilities and affordable housing programs. Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family residences in the Bank's market area. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has established additional criteria for construction loans to include an engineer's review on all construction budgets in excess of $500,000 and appropriate interest reserves for loans in excess of $250,000.

         Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one- to four-family mortgage loans.

         At March 31, 2004, the Bank had $27.4 million (net of $6.3 million of committed but undisbursed funds) in construction loans outstanding, comprising 7.7% of the Bank's total gross loan portfolio.

         CONSUMER AND BUSINESS LOANS. At March 31, 2004, the Bank had approximately $6.0 million in consumer and business loans, or 1.7% of the Bank's gross loan portfolio. At March 31, 2004, $4.5 million, or 75.0% of the Bank's consumer and business loans, was secured (primarily by letters of credit) and $1.5 million, or 25.0%, was unsecured. The Bank discontinued the origination of unsecured commercial business loans during the fourth quarter of the fiscal year ended March 31, 1999. During fiscal 2004, the Bank originated four secured business loans, each for $1.0 million.

         Consumer loans generally involve more risk than first mortgage loans. Collection of a delinquent loan is dependent on the borrower's continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral. In underwriting secured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See "--Asset Quality--Non-performing Assets."

         LOAN PROCESSING. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Loan application forms are available at each of the Bank's offices. All real estate loan applications are forwarded to the Bank's Lending Department located in the Bank's main office. The Bank has established underwriting standards for all loan products.

         The underwriting and loan processing for residential loans is outsourced to a third party provider. A commercial non-residential real estate loan application is completed for all multifamily and non-residential properties which the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).

         Upon receipt of a completed loan application from a prospective borrower, a credit report and other verifications are ordered to confirm specific information relating to the loan applicant's income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by the Bank.

         It is Carver Federal's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies must be obtained. Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance.

         LOAN APPROVAL. Except for loans in excess of $5.0 million, mortgage loan approval authority has been delegated by the Bank's Board of Directors ("Board") to the Bank's Asset Liability and Interest Rate Risk Committee, a committee of the Board. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $2.0 million. All one- to four-family mortgage loans that conform to Fannie Mae standards and limits may be approved by the Residential Mortgage Loan Underwriter. Any loan that represents an exception to the Bank's lending policies must be ratified by the next higher approval authority. Loans above $5.0 million must be approved by the full Board.

         LOANS TO ONE BORROWER. Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See "--Regulation and Supervision--Federal Banking Regulation--Loans to One Borrower Limitations." At March 31, 2004, the maximum loan under this test would be $8.6 million. At March 31, 2004 there were no relationships that exceeded the $8.6 million limit.

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

         LOAN PURCHASES AND ORIGINATIONS. During fiscal 2004 Carver Federal purchased a total of $93.7 million of mortgage loans, consisting of performing multifamily, construction and adjustable-rate one- to four-family mortgage loans to supplement its origination efforts. This represented 54.6% of Carver Federal's net addition to its loan production during fiscal 2004. The Bank purchases loans in order to increase interest income and to manage its liquidity position. The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multifamily and non-residential real estate mortgage loans as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders. Loans purchased in fiscal 2004 increased $51.4 million, or 121.7%, from loan purchases of $42.3 million during the fiscal 2003.

         Loan originations were $87.1 million in fiscal 2004 compared to $59.6 million in fiscal 2003 and $65.9 million in the fiscal year ended March 31, 2002 ("fiscal 2002"). The increase in loan originations in fiscal 2004 can be attributed to the Bank's commitment to invest in its market area which was brought about by successfully staffing its Lending Department. In addition, the market experienced increased mortgage refinance activity resulting from a lower interest rate environment which increased loan demand.

         The following table sets forth certain information with respect to Carver Federal's loan originations, purchases and sales during the periods indicated.

                                                                        YEAR ENDED MARCH 31,
                                       ----------------------------------------------------------------------------------------
                                                  2004                          2003                          2002
                                       ----------------------------   ---------------------------   ---------------------------
                                          AMOUNT        PERCENT          AMOUNT       PERCENT          AMOUNT       PERCENT
                                       -------------  -------------   ------------- -------------   ------------- -------------
                                                                       (DOLLARS IN THOUSANDS)
Loans Originated:
  One- to four-family                       $14,284           8.33 %        $5,985          6.02 %        $4,144          3.78 %
  Multifamily                                 5,771           3.37          19,979         20.10          27,225         24.80
  Non-residential                            50,373          29.38          24,524         24.67          25,583         23.31
  Construction                               12,050           7.02           9,006          9.06           8,910          8.12
  Consumer and business (1)                   4,662           2.72             101          0.10              53          0.05
                                       -------------  -------------   ------------- -------------   ------------- -------------
Total loans originated                       87,140          50.82          59,595         59.95          65,915         60.06
Loans purchased (2)                          93,694          54.64          42,260         42.51          45,203         41.18
Loans sold (3)                               (9,358)         (5.46)         (2,453)        (2.46)         (1,361)        (1.24)
                                       -------------  -------------   ------------- -------------   ------------- -------------
Net additions to loan portfolio            $171,476         100.00 %       $99,402        100.00 %      $109,757        100.00 %
                                       =============  =============   ============= =============   ============= =============

(1) Comprised of automobile, credit card, personal, home improvement and secured business loans.
(2)Comprised primarily of one- to four-family mortgage loans, multifamily mortgage loans and construction loans.
(3) Comprised primarily of fixed rate one- to four-family loans and automobile loans.

         Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. The Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans secured by property secured outside its market area to meet its financial objectives. During fiscal 2004, the properties securing purchased loans were concentrated in New York, New Jersey, Connecticut and California. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

         In an effort to reduce these risks, with its existing personnel and through the use of a quality control/loan review firm, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. A Lending Department officer monitors the inspection and confirms the review of each purchased loan. Carver Federal also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within 90 days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

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

         Carver Federal charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of between zero and one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

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

         LOAN MATURITY SCHEDULE. The following table sets forth information at March 31, 2004 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below.

                                  DUE DURING THE YEAR ENDING
                                           MARCH 31,               DUE THREE
                             -----------------------------------    TO FIVE     DUE FIVE TO    DUE TEN TO    DUE AFTER
                                 2005        2006        2007        YEARS       TEN YEARS      20 YEARS     20 YEARS       TOTAL
                             -----------  ---------- ----------- ------------  ------------   -----------  ------------ ------------
                                                                        (DOLLARS IN THOUSANDS)
Real Estate Loans:
  One- to four-family            $4,843      $4,305      $3,037       $5,073        $1,285        $6,186       $73,916      $98,645
  Multifamily                     4,581       4,181      10,300       39,334        11,983        11,795        38,078      120,252
  Non-residential                 5,632       8,157      10,117       40,279        17,660         7,860        12,936      102,641
  Construction                   26,534         500         342            -             -             -             -       27,376
Consumer and business loans       4,575       1,037          44          206            42            92            14        6,010
                             -----------  ---------- ----------- ------------  ------------   -----------  ------------ ------------
    Total                       $46,165     $18,180     $23,840      $84,892       $30,970       $25,933      $124,944     $354,924
                             ===========  ========== =========== ============  ============   ===========  ============ ============

         The following table sets forth as of March 31, 2004 amounts in each loan category that are contractually due after March 31, 2005 and whether such loans have fixed rates or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                                DUE AFTER MARCH 31, 2005
                                          ------------------------------------
                                            FIXED      ADJUSTABLE      TOTAL
                                          ----------  ------------  ----------
                                                     (IN THOUSANDS)
         Real Estate Loans
           One- to four-family             $ 17,514      $ 76,288     $ 93,802
           Multifamily                       38,929        76,742      115,671
           Non-residential                   47,386        49,623       97,009
           Construction                         -             842          842
          Consumer and business loans         1,412            23        1,435
                                          ----------  ------------  ----------
            Total                          $105,241      $203,518     $308,759
                                          ==========  ============  ==========

ASSET QUALITY

         GENERAL. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies, borrower workout arrangements and marketing of foreclosed properties, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank's financial condition. Such strategies, as well as the Bank's concentration on one- to four-family and commercial mortgage lending (which includes multifamily and non-residential real estate loans), the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

         The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral should be adequate to secure the loan. A borrower's ability to pay typically is dependent primarily on employment and other sources of income, which, in turn, is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets, may also impact the borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

         NON-PERFORMING ASSETS. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver Federal's sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, Carver Federal seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, the Bank may pursue foreclosure or other appropriate action.

         When a borrower fails to make a payment on a consumer loan, steps are taken by Carver Federal's loan servicing department to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (15 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower. If the loan remains delinquent, it is reviewed for charge-off. The Bank's collection efforts generally continue after the loan is charged off.

         The following table sets forth information with respect to Carver Federal's non-performing assets at the dates indicated.

                                                                                   AT MARCH 31,
                                                          ----------------------------------------------------------------
                                                             2004         2003         2002          2001         2000
                                                          -----------  -----------  -----------   -----------  -----------
                                                                              (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis (1):
  Real estate:
    One- to four-family                                        $ 558      $ 1,113        $ 756         $ 947        $ 966
    Multifamily                                                1,532            -          253           978          870
    Non-residential                                                -          639        1,754           565            -
    Construction                                                  23           23           23            23          122
  Consumer and business                                           10           27           37             6          168
                                                          -----------  -----------  -----------   -----------  -----------
      Total non-accrual loans                                  2,123        1,802        2,823         2,519        2,126
                                                          -----------  -----------  -----------   -----------  -----------

Accruing loans contractually past due 90 days or more              -            -            -             -            -
                                                          -----------  -----------  -----------   -----------  -----------

Total of non-accrual and accruing 90-day past due loans      $ 2,123      $ 1,802      $ 2,823       $ 2,519      $ 2,126
                                                          -----------  -----------  -----------   -----------  -----------

Other non-performing assets (2):
  Real estate:
    One- to four-family                                            -            -            -             -          127
    Multifamily                                                    -            -            -            27           27
    Non-residential                                                -            -            -           449          768
  Consumer and business                                            -            -            -             -           16
                                                          -----------  -----------  -----------   -----------  -----------
Total other non-performing assets                                  -            -            -           476          938
                                                          -----------  -----------  -----------   -----------  -----------
Total non-performing assets (3)                              $ 2,123      $ 1,802      $ 2,823       $ 2,995      $ 3,064
                                                          ===========  ===========  ===========   ===========  ===========

Non-performing loans to total loans                            0.60%        0.61%        0.96%         1.04%        1.12%
Non-performing assets to total assets                          0.39%        0.36%        0.63%         0.71%        0.73%

(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 2004, gross interest income of $185,000 would have been recorded on non-accrual loans had they been current throughout the year

(2) Other non-performing assets represent property acquired by the Bank in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(3) Total non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

         At March 31, 2004, total non-performing assets increased by $321,000, or 17.8%, to $2.1 million compared to $1.8 million at March 31, 2003. All non-performing assets at March 31, 2004 and 2003 relate to loans accounted for on a non-accrual basis. The increase primarily reflects an increase in non-accruing multifamily real estate loans partially offset by a decrease in non-accruing one- to four-family real estate loans and non-residential loans.

         There were no accruing loans contractually past due 90 days or more at March 31, 2004 and March 31, 2003, reflecting the continued practice adopted by the Bank during the fiscal year ended March 31, 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

         ASSET CLASSIFICATION AND ALLOWANCES FOR LOSSES. Federal regulations and the Bank's policies require the classification of assets on the basis of quality on a quarterly basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered un-collectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

         At March 31, 2004, Carver Federal had $2.7 million of loans classified as substandard which represented 0.5% of the Bank's total assets and 4.8% of the Bank's tangible regulatory capital at March 31, 2004. There were no loans classified as doubtful or loss at March 31, 2004.

         The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver Federal's assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal's reported financial condition and results of operations.

         Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. The Internal Asset Review Committee conducts quarterly reviews of the Bank's loans and evaluates the need to establish general and specific allowances on the basis of this review. In addition, management actively monitors Carver Federal's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         Carver Federal's Internal Asset Review Committee reviews its assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Board has designated the Internal Asset Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review. The Asset Liability and Interest Rate Risk Committee establishes policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See "--Lending Activities--Loan Purchases and Originations." Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

         At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated by management and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. At March 31, 2004, the Bank had no real estate acquired in settlement of loans. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of Carver Federal's allowance for loan losses for the periods indicated.

                                                                                  YEAR ENDED MARCH 31,
                                                        -------------------------------------------------------------------------
                                                            2004          2003            2002           2001           2000
                                                        -------------  ------------   --------------  ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period                               $ 4,158       $ 4,128          $ 3,551       $ 2,935        $ 4,020
Loans charged-off:
  Real Estate:
    One- to four-family                                            6             2                -           252            138
    Non-residential                                               55             -                -           194            171
  Consumer and business                                          264           226              500           931          2,260
                                                        -------------  ------------   --------------  ------------   ------------
      Total Charge-offs                                          325           228              500         1,377          2,569
                                                        -------------  ------------   --------------  ------------   ------------

Recoveries:
  One- to four-family                                            107             -                3             -             31
  Multifamily                                                      -             -                -             -             40
  Non-residential                                                 10             -                -             -             22
  Consumer and business                                          175           258              174           200            292
                                                        -------------  ------------   --------------  ------------   ------------
    Total Recoveries                                             292           258              177           200            385
                                                        -------------  ------------   --------------  ------------   ------------

                                                        -------------  ------------   --------------  ------------   ------------
Net loans charged-off (recovered)                                 33           (30)             323         1,177          2,184
                                                        -------------  ------------   --------------  ------------   ------------
  Provision for losses                                             -             -              900         1,793          1,099
                                                        -------------  ------------   --------------  ------------   ------------
Balance at end of period                                     $ 4,125       $ 4,158          $ 4,128       $ 3,551        $ 2,935
                                                        =============  ============   ==============  ============   ============

Ratio of net charge-offs to loans outstanding                  0.01%        -0.01%            0.11%         0.42%          0.84%
Ratio of allowance to total loans                              1.16%         1.40%            1.41%         1.24%          1.07%
Ratio of allowance to non-performing assets (1)              194.30%       230.74%          146.23%       118.56%         95.79%

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

                                                             AT MARCH 31,
                                 ---------------------------------------------------------------------
                                          2004                   2003                   2002
                                 ---------------------- ---------------------- ----------------------
                                            % OF LOANS             % OF LOANS             % OF LOANS
                                             IN EACH                IN EACH                IN EACH
                                            CATEGORY               CATEGORY               CATEGORY
                                            TO TOTAL               TO TOTAL               TO TOTAL
                                  AMOUNT   GROSS LOANS   AMOUNT   GROSS LOANS   AMOUNT   GROSS LOANS
                                 --------- ------------ --------- ------------ --------- ------------
Loans:
  Real Estate
    One- to four-family          $   355        27.80%  $   298        24.20%  $   429        41.84%
    Multifamily                    1,240        33.88%      656        44.45%    1,468        40.39%
    Non-residential                  853        28.92%    1,967        26.74%      729        13.66%
    Construction                     158         7.71%      170         3.89%       76         3.32%
  Consumer and business              487         1.69%      344         0.72%      377         0.79%
 Unallocated                       1,032           N/A      723           N/A    1,049           N/A
                                 --------- ------------ --------- ------------ --------- ------------
Total Allowance for loan losses  $ 4,125       100.00%  $ 4,158       100.00%  $ 4,128       100.00%
                                 ========= ============ ========= ============ ========= ============

                                                  AT MARCH 31,
                                 ---------------------------------------------
                                          2001                   2000
                                 ---------------------- ----------------------
                                            % OF LOANS            % OF LOANS
                                             IN EACH                IN EACH
                                            CATEGORY               CATEGORY
                                            TO TOTAL               TO TOTAL
                                  AMOUNT   GROSS LOANS   AMOUNT   GROSS LOANS
                                 --------- ------------ --------- ------------
Loans:
  Real Estate
    One- to four-family           $ 1,198       54.94%   $ 1,050       55.76%
    Multifamily                       748       29.13%       764       31.52%
    Non-residential                   353       12.58%       202        8.31%
    Construction                      290        2.03%       272        1.95%
  Consumer and business               962        1.32%       647        2.46%
 Unallocated                          -            N/A       -            N/A
                                 --------- ------------ --------- ------------
Total Allowance for loan losses   $ 3,551      100.00%   $ 2,935      100.00%
                                 ========= ============ ========= ============

INVESTMENT ACTIVITIES

         GENERAL. The Bank utilizes mortgage-backed and other investment securities in virtually all aspects of its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

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

         Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At March 31, 2004, the Bank had no securities classified as trading. At March 31, 2004, $96.4 million, or 68.9% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $43.5 million, or 31.1%, was classified as held-to-maturity.

         MORTGAGE-BACKED SECURITIES. The Bank has invested in mortgage-backed securities in order to achieve its asset/liability management goals. Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "--Regulation and Supervision--Federal Banking Regulation--QTL Test" and "Federal and State Taxation."

         At March 31, 2004, mortgage-backed securities constituted 22.0% of total assets, as compared to 24.9% of total assets at March 31, 2003. Carver Federal maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, Fannie Mae and FHLMC participation certificates and at times collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while Fannie Mae and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

         The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2004 constituted $113.2 million, or 95.8% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

         The following table sets forth the carrying value of Carver Federal's mortgage-backed securities at the dates indicated. In November 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity.

                                                              AT MARCH 31,
                                        ------------------------------------------------------
                                              2004                2003               2002
                                        -----------------   ----------------   ---------------
                                                             (IN THOUSANDS)
Available-for-Sale:
  GNMA                                          $ 55,512           $ 47,120          $ 10,584
  Fannie Mae                                      12,626             23,470            11,451
  FHLMC                                            6,712             19,693            28,249
  CMO                                                -                  -               136
                                        -----------------   ----------------   ---------------
Total available-for-sale                            74,850             90,283            50,420
                                        -----------------   ----------------   ---------------
HELD-TO-MATURITY:
  GNMA                                           $ 1,465            $ 2,473           $ 3,448
  Fannie Mae                                      20,386              6,203             5,607
  FHLMC                                           21,305             27,482             6,149
  SBA                                                318                372               439
                                        -----------------   ----------------   ---------------
Total held-to-maturity                            43,474             36,530            15,643
                                        -----------------   ----------------   ---------------
Total mortgage-backed securities               $ 118,324          $ 126,813          $ 66,063
                                        =================   ================   ===============


         The following table sets forth the scheduled final maturities, carrying values and fair values for Carver Federal's mortgage-backed securities at March 31, 2004. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                               CARRYING         FAIR
                                                VALUE           VALUE
                                               --------        --------
                                                    (IN THOUSANDS)
         AVAILABLE-FOR-SALE:
          Less than one year                   $      9        $      9
          One through five years                    902             957
          Five through ten years                    -               -
          After ten years                        74,202          73,884
                                               --------        --------
                                               $ 75,113        $ 74,850
                                               ========        ========
         HELD-TO-MATURITY:
         Less than one year                          12              12
         One through five years                     174             183
         Five through ten years                     -               -
         After ten years                         43,288          43,599
                                               --------        --------
                                               $ 43,474        $ 43,794
                                               ========        ========

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

         The following table sets forth the carrying value of Carver Federal's other securities available-for-sale and held-to-maturity at the date indicated.

                                                                    AT MARCH 31,
                                                     ------------------------------------------
                                                         2004          2003           2002
                                                     -------------  ------------   ------------
                                                                  (IN THOUSANDS)
U.S. Government and Equity securities:
  Available-for-sale                                     $ 21,553      $ 38,772       $ 39,401
  Held-to-maturity                                              -             -              -
                                                     -------------  ------------   ------------
    Total other securities                               $ 21,553      $ 38,772       $ 39,401
                                                     =============  ============   ============

         The following table sets forth the scheduled maturities, carrying values and fair values for Carver Federal's other investments at March 31, 2004.

                                                        CARRYING        FAIR
                                                         VALUE          VALUE
                                                     -------------  ------------
                                                             (IN THOUSANDS)
Available-for-sale:
   One year or less                                       $ 6,443       $ 6,452
   One through five years                                  14,805        15,101
                                                     -------------  ------------
                                                         $ 21,248      $ 21,553
                                                     =============  ============

         OTHER EARNING ASSETS. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see "--Regulation and Supervision--Federal Banking Regulation--Liquidity."

         The following table sets forth the carrying value of Carver Federal's investment in FHLB stock and liquid assets at the dates indicated.

                                                        AT MARCH 31,
                                             ---------------------------------
                                               2004         2003         2002
                                             -------      -------      -------
                                                     (IN THOUSANDS)

FHLB stock                                   $ 4,576      $ 5,440      $ 3,763
Federal funds sold                             8,200        5,500       21,100

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of Carver Federal's funds for lending and other investment purposes. In addition to deposits, Carver Federal derives funds from loan principal repayments, interest payments and maturing investments. Loan and mortgage-backed securities repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowed money may be used to supplement the Bank's available funds, and from time to time the Bank has borrowed funds from the FHLB and through repurchase agreements.

         DEPOSITS. Carver Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal's policies are designed primarily to attract deposits from local residents through the Bank's branch network rather than from outside the Bank's market area. Carver Federal also holds deposits from various governmental agencies or authorities and corporations. At March 31, 2004 the Bank did not hold any brokered deposits.

         Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, the Bank's growth goals and applicable regulatory restrictions and requirements.

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver Federal between the dates indicated. During fiscal 2004 the Bank opened two stand-alone ATM centers in Harlem and a new branch in Jamaica, Queens. During fiscal 2002, the Bank sold its branch located in East New York. As a result of this sale, the Bank transferred approximately $16.4 million of deposits to the purchaser. Additionally, during fiscal 2002, the Bank opened a new Branch in Harlem. Both of the new branches operate in New York State designated Banking Development Districts ("BDD"), which allow Carver Federal to participate in BDD-related activities, including receipt of low cost New York City and New York State deposits. As of March 31, 2004, Carver Federal held $50.0 million in BDD deposits.

                                                   YEAR ENDED MARCH 31,
                                         -----------------------------------------
                                            2004           2003          2002
                                         -----------------------------------------
                                                  (DOLLARS IN THOUSANDS)
Deposits at beginning of period             $347,164       $324,954      $279,424
Net increase before interest credited         21,852         16,450        37,403
Interest credited                              4,649          5,760         8,127
                                         ------------   ------------  ------------
Deposits at end of period                   $373,665       $347,164      $324,954
                                         ============   ============  ============
Net increase during the year:
  Amount                                     $26,501        $22,210       $45,530
                                         ============   ============  ============
  Percent                                       7.6%           6.8%         16.3%
                                         ============   ============  ============

         The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates paid at the dates indicated.

                                                           AT MARCH 31,
                             ------------------------------------------------------------------------
                                          2004                                2003
                             ---------------------------------   ----------------------------------
                                        PERCENT OF  WEIGHTED               PERCENT OF    WEIGHTED
                                          TOTAL      AVERAGE                  TOTAL      AVERAGE
                              AMOUNT     DEPOSITS     RATE        AMOUNT     DEPOSITS      RATE
                             ---------- ----------  ----------   ---------- ----------  -----------
Non-interest-bearing demand   $ 20,966        5.6 %         - %   $ 16,539        4.8 %          - %
NOW demand                      22,671        6.0        0.30       18,190        5.2         0.53
Savings and clubs              131,120       35.1        0.60      128,935       37.1         1.06
Money Market savings            30,842        8.3        0.74       20,735        6.0         0.92
Certificates of deposit        168,066       45.0        1.97      162,765       46.9         2.20
                             ---------- ----------               ---------- ----------
Total                         $373,665      100.0 %      1.18 %  $ 347,164      100.0 %       1.51 %
                             ========== ==========               ========== ==========

                                         AT MARCH 31,
                             ------------------------------------
                                           2002
                             ------------------------------------
                                        PERCENT OF     WEIGHTED
                                          TOTAL        AVERAGE
                               AMOUNT    DEPOSITS       RATE
                             ----------  ---------  -------------
Non-interest-bearing demand   $ 13,463        4.1 %          - %
NOW demand                      18,095        5.6         1.24
Savings and clubs              126,779       39.0         1.71
Money Market savings            15,232        4.7         1.78
Certificates of deposit        151,385       46.6         2.73
                             ----------  ---------
Total                         $324,954      100.0 %       2.09 %
                             ==========  =========

         The following table sets forth the amount and maturities of certificates of deposit in specified weighted average interest rate categories at March 31, 2004.

                                              PERIOD TO MATURITY                                          MARCH 31,
                 -----------------------------------------------------------------------------   ---------------------------
                  LESS THAN                                AFTER                     PERCENT
     Rate          ONE YEAR     1-2 YEARS    2-3 YEARS    3 YEARS       TOTAL       OF TOTAL         2003          2002
---------------  ------------- ------------- ----------- ----------- -------------  ----------   ---------------------------
                                                          (DOLLARS IN THOUSANDS)
  0% - 0.99%         $ 29,641          $ 33         $ 3       $ 171      $ 29,848       17.76 %           $ -           $ -
  1% - 1.99%           65,023         4,045         161         205        69,434       41.31          87,811        22,138
  2% - 3.99%           29,453         8,352       5,538       9,951        53,294       31.71          40,926        95,523
 4% and over            3,622         3,387         871       7,610        15,490        9.22          34,028        33,724
                 ------------- ------------- ----------- ----------- -------------  ----------   ------------- -------------
   Total            $ 127,739      $ 15,817     $ 6,573     $17,937     $ 168,066      100.00 %     $ 162,765     $ 151,385
                 ============= ============= =========== =========== =============  ==========   ============= =============

         Carver Federal's certificates of deposit of $100,000 or more were $104.3 million as of March 31, 2004 compared to $100.1 million at March 31, 2003.

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

         One of the elements of Carver Federal's investment strategy is to leverage the balance sheet by increasing liabilities with FHLB advances and Repos and investing borrowed funds primarily in adjustable-rate mortgage loan and mortgage-backed securities products. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2004, Carver Federal had outstanding $104.3 million in total borrowed money.

The following table sets forth certain information regarding Carver Federal's borrowed money at the dates and for the periods indicated:

                                                                                           AT OR FOR THE YEAR ENDED
                                                                                                   MARCH 31,
                                                                                        --------------------------------
                                                                                            2004               2003
                                                                                        -------------      -------------
                                                                                            (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of period:
  FHLB advances                                                                             $ 91,516          $ 108,789
  Guaranteed preferred beneficial interest in junior subordinated debentures                  12,741                  -
  Loan for employee stock ownership plan                                                          25                207

Weighted average rate paid at period end:
  FHLB advances                                                                                3.92%              3.59%
  Guaranteed preferred beneficial interest in junior subordinated debentures                   4.20%                  -
  Loan for employee stock ownership plan                                                       4.00%              4.00%

Maximum amount of borrowing outstanding at any month end:
  FHLB advances                                                                            $ 112,030          $ 108,789
  Guaranteed preferred beneficial interest in junior subordinated debentures                  12,742                  -
  Loan for employee stock ownership plan                                                         207                389

Approximate average amounts outstanding for period:
  FHLB advances                                                                             $ 99,359           $ 80,541
  Guaranteed preferred beneficial interest in junior subordinated debentures                   6,854                  -
  Loan for employee stock ownership plan                                                         137                320

Approximate weighted average rate paid during period (1):
  FHLB advances                                                                                3.74%              3.99%
  Guaranteed preferred beneficial interest in junior subordinated debentures                   4.78%                  -
  Loan for employee stock ownership plan                                                       4.07%              4.24%

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

         On September 17, 2003, the Trust issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a current rate of 4.16%. The subordinated debt securities amounted to $12.7 million at March 31, 2004 and are included in other borrowed money on the consolidated statement of financial condition.

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

         This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. This structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations whether by the OTS, the FDIC or through legislation could have a material adverse impact on the Bank and the Holding Company and their operations and stockholders.

         The description of statutory provisions and regulations applicable to federally chartered savings banks and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on the Bank and the Holding Company.

FEDERAL BANKING REGULATION

         ACTIVITY POWERS. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended ("HOLA"), and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law.

         LOANS TO ONE BORROWER LIMITATIONS. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2004, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $8.6 million.

         QTL TEST. Under HOLA, the Bank must comply with a qualified thrift lender ("QTL") test. Under this test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business. "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter. At March 31, 2004, the Bank maintained approximately 70.9% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

         CAPITAL REQUIREMENTS. OTS regulations require the Bank to meet three minimum capital ratios:

         (1) a tangible capital ratio requirement of 2% of total assets, as adjusted under OTS regulations;

         (2) a leverage ratio requirement of 4% of core capital to such adjusted total assets; and

         (3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

         In determining compliance with the risk-based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks that the OTS believes are inherent in the type of asset.

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

         In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank's risk profile. At March 31, 2004, the Bank exceeded each of its capital requirements with a tangible capital ratio of 10.6%, leverage capital ratio of 10.6% and total risk-based capital ratio of 17.7%.

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

         LIQUIDITY. The Bank maintains liquidity levels to meet operational needs. In the normal course of business, the levels of liquid assets during any given period are dependent on operating, investing and financing activities. Cash and due from banks, federal funds sold and repurchase agreements with maturities of three months or less are the Bank's most liquid assets. The Bank maintains a liquidity policy to maintain sufficient liquidity to ensure its safe and sound operations.

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

         The OTS issued a final rule, effective as of October 6, 2003, which conforms the OTS's regulations on transactions with affiliates to Regulation W. In addition, the rule implements additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The final rule also includes certain specific exemptions from these prohibitions. The FRB and the OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the final OTS rule. We do not expect that the changes made by Regulation W and the final OTS rule will have a material adverse effect on our business.

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

         PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the OTS is authorized and, in some cases, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank would be placed in one of the following five categories based on the bank's regulatory capital: well-capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; or critically undercapitalized.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York ("FHLB-NY"), which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as an FHLB member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB) of its outstanding advances from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2004 of $4.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Under the Gramm-Leach-Bliley Act, as amended ("Gramm-Leach"), which repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank. Gramm-Leach also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six months notice) and Class B (redeemable on five years notice). Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY. The FHLB-NY, however, has postponed the implementation of the new capital plan, and the new implementation date has not yet been determined.

         FEDERAL RESERVE SYSTEM. Under the FRB's regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3% must be maintained against aggregate transaction accounts between $6.6 million and $45.4 million (subject to adjustment by the FRB), and (b) a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

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

         OTHER FEDERAL REGULATION. The Bank is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

                  o        Establishment of anti-money laundering programs.

                  o Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

                  o Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

                  o Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

The OTS adopted interim final rules implementing the USA PATRIOT Act in 2002 and adopted final rules implementing the customer identification requirements on May 9, 2003. The final rule became effective June 9, 2003, however, financial institutions had until October 1, 2003 to come into compliance with such final rule. Compliance with the regulations adopted under the USA PATRIOT Act did not have a material adverse impact on our financial condition or results of operations.

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

         BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) in fiscal 2003 and fiscal 2002, was permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. In fiscal 2004 the Bank was no longer considered a small bank as assets exceeded $500 million.

         DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of March 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

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

STATE AND LOCAL TAXATION

         STATE OF NEW YORK. The Bank and the Holding Company are subject to New York State franchise tax on entire net income or one of several alternative bases, whichever results in the highest tax. "Entire net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State franchise tax rates for fiscal years 2004 and 2003 are 9.03% and 9.53%, respectively, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. 60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions to Carver Federal received from Carver Asset Corporation are eligible for the New York State dividends received deduction.

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


EXECUTIVE OFFICERS OF THE HOLDING COMPANY

         The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of May 31, 2004. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

         DEBORAH C. WRIGHT, age 46, has served as President and Chief Executive Officer and a Director of the Holding Company and Carver Federal since June 1, 1999. Prior to joining Carver, Ms. Wright was President & Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996.

         CATHERINE A. PAPAYIANNIS, age 44, has served as Executive Vice President and Chief Operating Officer since June 2002. Ms. Papayiannis was previously Senior Vice President/Director of Community Banking at Atlantic Bank of New York, where she oversaw the regional retail distribution network, the offsite ATM network, wealth and cash management services, residential and consumer lending and small business banking.

         JAMES H. BASON, age 49, has served as Senior Vice President and Chief Lending Officer since March 2003. Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991. At the Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing.

          FRANK DEATON, age 35, has served as Senior Vice President and Chief Auditor since May 2001. Mr. Deaton was previously Vice President and Risk Review Manager with Key Bank in Cleveland, Ohio where he was responsible for developing the scope and overseeing completion of credit, operational and regulatory compliance audits for a variety of business units.

          LINDA J. DUNN, age 48, has served as Senior Vice President, General Counsel and Corporate Secretary since June 2001. Ms. Dunn had been a corporate associate at the law firm Paul, Weiss, Rifkind, Wharton & Garrison since 1994.

         WILLIAM GRAY, age 49, has served as Senior Vice President and Chief Financial Officer since February 2002. Mr. Gray had been employed at the Dime Savings Bank of New York since 1992, most recently serving as Vice President/Director of Business Unit Planning and Support in the Controller's Department where he was responsible for identifying and evaluating strategic initiatives for several businesses.

         BRIAN J. MAHER, age 62, has served as Senior Vice President and Chief Credit Officer with over 30 years of experience in financial services. Mr. Maher joined Carver in September 2002 and was appointed to the newly created Chief Credit Officer position in January 2003.

         MARGARET D. PETERSON, age 53, has served as Senior Vice President and Chief Human Resources Officer since June 2002. She joined Carver in October 1999 as Senior Vice President and Chief Administrative Officer. Ms. Peterson came to Carver from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources.

         DEVON W. WOOLCOCK, age 38, has served as Senior Vice President and Chief of Retail Banking since 2000. He joined Carver from Citibank where he was a Division Executive Vice President and where, most recently, he had managed six branches in Brooklyn and Queens.


ITEM 2.  PROPERTIES.

         The Bank currently conducts its business through one administrative office and six branch offices (including the main office) and two stand-alone ATM centers. Carver does not share its owned or leased spaces with any other businesses. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2004. The Bank believes that such facilities are suitable and adequate for its operational needs.

                                                                         LEASE
                                                YEAR       OWNED OR    EXPIRATION     NET BOOK
                                               OPENED       LEASED        DATE         VALUE
                                             ---------------------------------------------------
                                                                                   (In thousands)
              Main Office & BRANCH
              --------------------
              75 West 125th Street              1996        Owned                       $ 5,548
              New York, NY

              Branch Offices
              --------------
              1281 Fulton Street
              Brooklyn, NY                      1989        Owned                         1,453
              (Bedford-Stuyvesant Office)

              1009-1015 Nostrand Avenue
              Brooklyn, NY                      1975        Owned                           333
              (Crown Heights Office)

              115-02 Merrick Boulevard
              Jamaica, NY                       1996        Leased     2/28/2011            278
              (St Albans Office)

              130 Malcolm X Boulevard
              New York, NY                      2001        Leased     5/31/2006            579
              (Malcolm X Blvd. Office)

              158-45 Archer Avenue
              Jamaica, New York                 2003        Leased     7/31/2018            677
              (Jamaica Center Office)

              ATM CENTERS
              503 West 125th Street
              New York, NY                      2003        Leased      3/1/2013            156

              601 West 137th Street
              New York, NY                      2003        Leased     10/31/2003           146
                                                                                     -----------
                 Total                                                                  $ 9,170
                                                                                     ===========

         The net book value of Carver Federal's investment in premises and equipment totaled approximately $11.8 million at March 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2004, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

                  On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver Federal employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). On or about January 12, 1999, Carver Federal and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver Federal on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged breach of contract, promissory estoppel, and fraudulent misrepresentation related to the Agreement and St. Rose's separation from Carver Federal. St. Rose sought damages in an amount not less than $50,000 with respect to the breach of contract cause of action and sought undisclosed damages with respect to the promissory estoppel claim. Carver Federal had unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal. The parties reached a final settlement during the fourth quarter of fiscal 2004, which settlement will not have a material impact on the Bank's financial condition or results of operations.

                  Carver Federal was a defendant in two actions brought by Ralph Williams ( "Williams Action I" and "Williams Action II") and an action brought by Janice Pressley (the "Pressley Action") both of which arose out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors of Northeastern and plaintiff Pressley is former treasurer of Northeastern. Northeastern was a federal credit union, and it maintained accounts with Carver Federal and other banks in the New York metropolitan area (collectively, the "Bank Defendants"). Plaintiffs alleged that the National Credit Union Administration ("NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. In or about July 1998, Williams commenced Williams Action I in the United States District Court, District of Columbia, seeking to restrain the NCUA from executing on the conservatorship order and an order directing the Bank Defendants to "restore [their] accounts to their original status." The Bank Defendants were not served with the pleadings in Williams Action I, and the court entered judgment against them on default. After the Bank Defendants learned of this case, they made a motion in September 2001 to vacate the default judgment. In January 2004, Williams Action I was dismissed without prejudice.

                  On or about November 22, 2000, Williams filed Williams Action II in the United States District Court, District of Columbia, against the NCUA and the Bank Defendants seeking damages in the amount of $1 million plus certain additional unspecified amounts for the allegedly "unauthorized" or "invalid" actions of the NCUA Board of Directors in taking control of Northeastern as well as damages for discrimination and civil rights violations. Plaintiff Pressley filed the Pressley Action in the same court against the same defendants seeking unspecified compensatory and punitive damages based on identical allegations as Williams, except that she also alleged certain claims of employment discrimination. The Bank Defendants filed a joint motion to dismiss Williams Action II, which motion was granted by the District Court and appealed by Williams. The Bank Defendants collectively filed a motion for summary affirmance of the District Court's decision on October 9, 2003, which motion was granted on April 1, 2004, resolving Williams Action I and Williams Action II in the Bank Defendants' favor. The Bank Defendants also made a joint motion to dismiss the Pressley Action. After grant of the motion and appeal by Pressley, the Court of Appeals dismissed the appeal in August 2003 and, in October 2003 with the consent of Pressley's counsel, the District Court ordered the dismissal of Pressley's case against the Bank Defendants, resolving the Pressley Action in its entirety.

         In or about January 2004, Michael Lee & Company, former accountants for Hale House Center, Inc. ("Michael Lee"), filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee. The Hale House plaintiffs have asserted claims of professional malpractice and breach of contract against Michael Lee for providing deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee's time to appeal will run until July 20, 2004.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2004, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Holding Company's common stock is listed on the American Stock Exchange under the symbol "CNY." As of May 31, 2004, there were 2,286,380 shares of the common stock outstanding, held by approximately 1,135 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

                                 HIGH      LOW     DIVIDEND                             HIGH      LOW     DIVIDEND
                                 ----      ---     --------                             ----      ---     --------
          FISCAL YEAR 2004                                       FISCAL YEAR 2003
         June 30, 2003          $16.59    $13.70    $0.05       June 30, 2002          $13.10    $11.31    $  -
         September 30, 2003     $18.15    $16.25    $0.05       September 30, 2002     $12.15    $ 9.83    $  -
         December 31, 2003      $26.50    $17.60    $0.05       December 31, 2002      $11.27    $ 9.08    $0.05
         March 31, 2004         $25.99    $23.02    $0.05       March 31, 2002         $14.54    $11.13    $0.05

         On January 9, 2003, the Holding Company's Board of Directors announced the establishment of a quarterly cash dividend in an amount to be determined each quarter dependent upon its earnings, financial condition and other factors. In each of the four fiscal years prior to fiscal 2003, the Company paid an annual $0.05 per common share cash dividend.

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

         Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders, although the source of such dividends will be dependent, in part, upon capital distributions from the Bank. The Holding Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

         On August 6, 2002 the Holding Company announced a stock repurchase program. To date, 29,100 shares of its common stock have been repurchased in open market transactions at an average price of $13.84 per share as part of this program. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. The Holding Company did not make any purchases of its equity securities during the fourth quarter of fiscal 2004.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      AT OR FOR THE FISCAL YEAR ENDED MARCH 31,
                                                       -------------------------------------------------------------------------
                                                          2004           2003            2002           2001           2000
                                                       ------------   ------------    ------------   -----------    ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Selected Financial Condition Data:
Assets                                                   $ 538,830      $ 509,845       $ 450,306      $424,500       $ 420,119
Loans, net                                                 351,900        292,738         289,710       283,437         270,148
Securities                                                 139,877        165,585         105,464        87,788         104,177
Cash and cash equivalents                                   22,774         23,160          34,851        31,758          22,202
Deposits                                                   373,665        347,164         324,954       279,424         281,941
Borrowed funds                                             104,282        108,996          75,651       105,600          98,578
Stockholders' equity                                      $ 44,645       $ 41,073        $ 36,742      $ 32,096        $ 32,641
Number of deposit accounts                                  38,578         41,220          41,200        44,751          54,597
Number of offices                                                6              5               5             5               7

OPERATING DATA:
Interest income                                           $ 26,234       $ 27,390        $ 28,395      $ 28,336        $ 27,371
Interest expense                                             8,700          8,983          12,047        14,278          14,009
                                                       ------------   ------------    ------------   -----------    ------------
Net interest income                                         17,534         18,407          16,348        14,058          13,362
Provision for loan losses                                        -              -             900         1,793           1,099
                                                       ------------   ------------    ------------   -----------    ------------
  Net interest income after provision for loan losses       17,534         18,407          15,448        12,265          12,263
Non-interest income                                          5,278          3,161           4,485         2,934           2,539
Non-interest expenses                                       15,480         14,704          14,339        15,490          15,827
                                                       ------------   ------------    ------------   -----------    ------------
Income (loss) before income taxes                            7,332          6,864           5,594          (291)         (1,025)
Income tax                                                   2,493          3,033             881            98             110
                                                       ------------   ------------    ------------   -----------    ------------
                                                       ------------   ------------    ------------   -----------    ------------
Net income (loss)                                          $ 4,839        $ 3,831         $ 4,713        $ (389)       $ (1,135)
                                                       ============   ============    ============   ===========    ============
                                                       ============   ============    ============   ===========    ============
Diluted earnings (loss) per common share                    $ 1.87         $ 1.52          $ 1.89       $ (0.26)        $ (0.53)
                                                       ============   ============    ============   ===========    ============

SELECTED STATISTICAL DATA:
Return on average assets (1)                                  0.93 %         0.83 %          1.11 %       (0.07)%         (0.27)
Return on average equity (2)                                 11.40           9.77           13.78         (0.89)          (3.29)
Net interest margin (3)                                       3.56           4.26            4.09          3.61            3.47
Average interest rate spread (4)                              3.40           4.08            3.89          3.48            3.38
Efficiency ratio (5)                                         67.86          68.18           77.89         96.93          104.31
Operating expense to average assets (6)                       2.97           3.18            3.37          3.72            3.82
Equity to total assets at end of period                       8.29           8.06            8.16          7.56            7.77
Average equity to average assets                              8.13           8.48            8.03          7.85            8.33
Dividend payout ratio (7)                                     9.86           3.19            2.55        (17.24)          (5.17)

ASSET QUALITY RATIOS:
Non-performing assets to total assets (8)                     0.39 %         0.36 %          0.63 %        0.71 %          0.73
Non-performing assets to total loans receivable (8)           0.60           0.61            0.96          1.04            1.12
Allowance for loan losses to total loans receivable           1.16           1.40            1.41          1.24            1.07

(1) Net income divided by average total assets
(2) Net income divided by average total equity
(3) Net interest income divided by average interest-earning assets.
(4) The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Non-interest expense (other than real estate owned expenses) divided by the sum of net interest income and non-interest income (other than net security gains and losses and other non-recurring income).
(6) Non-interest expense less real estate owned expenses, divided by average total assets.
(7) Dividends paid to common stockholders as a percentage of net income (loss) available to common stockholders.
(8) Non performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

         The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards and actions of regulatory agencies.

         Success in Carver the Company's Federal's fiscal 2004 performance reflects multiple factors:

               o    A strong net interest margin
               o    Strong credit quality
               o    Continued loan and deposit growth
               o    Prudent investment portfolio management
               o    Active capital management

         During fiscal 2004, net interest margin was strong. However, net interest margin compression impacted earnings growth due to the historically low interest rate environment. Net interest margin declined to 3.56% for fiscal 2004 from 4.26% for fiscal 2003. Prepayments continued at an accelerated rate over the last two fiscal years due to the sustained low interest rate environment. Prepayments on mortgage-backed securities and mortgage loans contributed to net interest margin compression as these cash flows were reinvested at lower market yields. Partially offsetting the decline in net interest margin was the increase in average interest-earning assets of $61.2 million to $493.0 million for fiscal 2004 from $431.8 million for fiscal 2003.

         Structurally, the Bank's balance sheet exhibits an asset sensitive bias over the long term. As a result, the Bank's greatest exposure is to a sustained lower rate environment as asset yields would be expected to decline further while deposit costs would be expected to stabilize. Should rates begin to rise, additional margin compression would be expected in the near term; however, management anticipates that the Bank's balance sheet would benefit over time from a prolonged rising rate environment. In the fiscal year ending March 31, 2005 ("fiscal 2005"), it is anticipated that the Bank will be operating with a lower net interest margin relative to fiscal 2004.

         Asset quality of the Bank's loan portfolio remained strong. To accomplish this objective the Company seeks to follow its loan policies and underwriting practices, which include (1) granting loans on a sound and collectible basis; (2) understanding the needs of borrowers and the economic conditions in the Company's target market, while maintaining a balance between yield and risk; (3) ensuring that primary, secondary and tertiary sources of repayment are adequate in relation to the amount of the loan; (4) developing and maintaining adequate diversification of the Bank's loan portfolio as a whole and within loan categories; (5) ensuring that each loan is properly documented; and
(6) developing and applying adequate collection procedures.

         The Bank experienced strong growth in its core business with increases in net loans receivable and deposits of 20.2% and 7.6%, respectively, compared to March 31, 2003. While the average balance of interest earning assets increased, the higher volume was more than offset by a decrease in yields. Management is mindful of growth levels and the long-term effects of adding assets to the balance sheet in this low interest rate environment. Management believes that its loans are priced sensibly, and as the rate environment shifts management is cognizant of potentially repositioning assets. Management continues its strategy not to take undue risks by extending asset maturities or to compromise credit quality to record higher yielding assets. Lowering the Bank's efficiency ratio remains a priority while continuing to expand Carver's franchise value, through delivery channel expansion and new product offerings. Financial results were achieved while maintaining an efficiency ratio of 67.86% for fiscal 2004.

         For fiscal 2004, net gains from sales of securities available-for-sale totaled $31,000. The Bank sold investment securities that were susceptible to increased prepayment risk in a continued low interest rate environment. Additional securities were sold as part of ongoing investment portfolio strategies. Mortgage-backed securities are sometimes sold when they pay down to a certain level to mitigate increased price risk. Government securities are sometimes sold to take advantage of changes in the yield curve. Cash flows from the investment and loan portfolios, as well as deposit growth, were deployed into loans and investment securities.

         Earnings growth outpaced asset growth for the fiscal year, adding to the importance of active capital management. During fiscal 2003, the Company approved a stock repurchase plan, allowing the repurchase of up to 10% of its then current outstanding common shares. Since inception of the stock repurchase program, the Company has purchased 29,100 shares of its common stock in open market transactions at an average price of $13.84 per share, representing 1.3% of its outstanding shares. In addition, in fiscal 2003 the Company established a regular quarterly dividend. Despite the change from an annual to a quarterly dividend, Carver's capital levels remain high and at a level that should be sufficient to support our intended acquisition of Independence and our planned branch expansion and organic growth. In April 2004, the Bank successfully opened a full service state-of-the-art branch in Jamaica, Queens and has plans to open an additional branch in fiscal 2005 in Fort Greene, Brooklyn. Additionally, in the last 12 months the Bank opened two 24/7 ATM banking centers in Harlem.

         Each of these elements is discussed in the analysis of our financial results and the accompanying financial statements and footnotes.

PENDING MERGER WITH INDEPENDENCE FEDERAL SAVINGS BANK

         On March 15, 2004, the Company entered into a definitive merger agreement to acquire Independence in a cash transaction valued at approximately $33 million. Under the terms of the merger agreement, Independence's stockholders will receive $21.00 in cash for each share of their common stock. The merger agreement has been approved by the directors of Independence, the Company and the Bank. The transaction, which is expected to close before the end of 2004, is subject to customary closing conditions, including regulatory approvals and the approval of Independence's shareholders. The merger agreement requires Independence to pay the Company a termination fee of $1.6 million if the merger agreement is terminated under certain circumstances following Independence's receipt of a superior acquisition proposal or $325,000 if the merger is not approved by Independence's shareholders.

         The Holding Company has made an Amended Share Voting Stipulation and Undertaking in favor of the OTS and entered into a Trust Agreement with American Stock Transfer & Trust Company pursuant to which it has placed 72,400 of the common shares of Independence owned by the Holding Company, representing approximately 4.7% of the outstanding common shares of Independence, in a non-voting trust. The shares held in the trust are shares of Independence owned by the Holding Company in excess of the 5% limit set forth in Section 10(e)(1)(A)(iii) of HOLA prior to the OTS approving the Holding Company's H-(e)3 Application to acquire Independence. Section 10(e)(1)(A)(iii) provides that a savings and loan holding company may not acquire or retain more than 5% of the outstanding voting shares of a savings association that is not a subsidiary without the prior approval of the OTS. The Trust Agreement will terminate, and the Independence common shares held in the trust will be transferred back to the Holding Company, upon the receipt by the Holding Company of the approval of the OTS to retain more than 5% of Independence's outstanding voting stock.

GENERAL

         Carver Federal's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. In addition, net income is affected by the level of provision for loan losses, as well as non-interest income and operating expenses.

         Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and costs of funds are influenced by prevailing market interest rates, primarily on competing investments, account maturities, and the levels of personal income and savings.

CRITICAL ACCOUNTING POLICIES

         Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policy with respect to the methodologies used to determine the allowance for loan losses is our most critical accounting policy. This policy is important to the presentation of our financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

         See Note 1 of Notes to Consolidated Financial Statements for a description of our critical accounting policy related to allowance for loan losses and an explanation of the methods and assumptions underlying its application.

ASSET/LIABILITY MANAGEMENT

         Net interest income, the primary component of Carver Federal's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver Federal's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver Federal's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. The Bank has sought to reduce its exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate mortgage loans for its portfolio, investment in adjustable-rate mortgage-backed securities and shorter-term investment securities and the sale of all long-term fixed-rate mortgage loans originated into the secondary market.

DISCUSSION OF MARKET RISK--INTEREST RATE SENSITIVITY ANALYSIS

         As a financial institution, the Bank's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of the Company's interest-bearing liabilities and virtually all of the Company's interest-earning assets are located at the Bank, most of the Company's interest rate risk ("IRR") exposure lies at the Bank level. As a result, all significant IRR management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

         Carver Federal seeks to manage its IRR by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, Carver Federal also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, there are a variety of factors which influence the repricing characteristics of any given asset or liability.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver Federal had a negative one-year gap equal to 8.46% of total rate sensitive assets at March 31, 2004. As a result, Carver Federal's net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

         The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2004. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                             THREE                      OVER ONE
                                              OR          FOUR TO       THROUGH     OVER THREE      OVER FIVE      OVER
                                             LESS         TWELVE         THREE      THROUGH         THROUGH         TEN
                                            MONTHS        MONTHS         YEARS      FIVE YEARS      TEN YEARS      YEARS
                                            ------        ------         -----      ----------      ---------      -----
                                                                        (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Loans and Mortgage Backed Securities         $ 23,023     $ 103,025     $ 169,308     $ 112,222      $ 33,097      $ 32,574
Federal Funds Sold                              8,200             -             -             -             -             -
Investment Securities                           6,394             -        10,461         4,640             -         4,635
                                          ------------  ------------  ------------  ------------  ------------  ------------
    Total interest-earning assets              37,617       103,025       179,769       116,862        33,097        37,209
RATE SENSITIVE LIABILITIES:
NOW demand                                        149         4,014         4,251         1,551         7,329         5,806
Savings and clubs                               3,152         7,696        15,501        13,000        32,918        58,855
Money market savings                            2,924        10,314         8,416         1,960         3,394         3,834
Certificates of Deposit                        28,700       100,619        21,102        17,644             -             -
Borrowings                                      2,025        24,000        60,974         4,300           242             -
                                          ------------  ------------  ------------  ------------  ------------  ------------
   Total interest-bearing liabilities        $ 36,950     $ 146,643     $ 110,244      $ 38,455      $ 43,883      $ 68,495

Interest Sensitivity Gap                        $ 667      $(43,618)     $ 69,525      $ 78,407      $(10,786)     $(31,286)

Cumulative Interest Sensitivity Gap             $ 667      $(42,951)     $ 26,574     $ 104,981      $ 94,195      $ 62,908
Ratio of Cumulative Gap to Total Rate
Sensitive assets                                0.13%        -8.46%         5.24%        20.68%        18.56%        12.39%

                                             TOTAL
                                             -----
                                     (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Loans and Mortgage Backed Securities        $ 473,248
Federal Funds Sold                              8,200
Investment Securities                          26,130
                                          ------------
    Total interest-earning assets             507,578
RATE SENSITIVE LIABILITIES:
NOW demand                                     23,100
Savings and clubs                             131,122
Money market savings                           30,842
Certificates of Deposit                       168,065
Borrowings                                     91,541
                                          ------------
   Total interest-bearing liabilities       $ 444,670

Interest Sensitivity Gap                     $ 62,908

Cumulative Interest Sensitivity Gap                 -
Ratio of Cumulative Gap to Total Rate
Sensitive assets

         The table above assumes that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

         Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in Carver Federal's portfolio contain conditions that restrict the periodic change in interest rate.

         NET PORTFOLIO VALUE ("NPV") ANALYSIS. As part of its efforts to maximize net interest income while managing the risks associated with changing interest rates, management uses the NPV methodology.

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

         Presented below, as of March 31, 2004, is an analysis of the Bank's IRR as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The Bank's level of IRR, as measured by changes in NPV, for fiscal 2004 is substantially unchanged from fiscal 2003. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the Bank level, management believes the table below also accurately reflects an analysis of the Company's IRR.

                                           NET PORTFOLIO VALUE                  NPV AS A % OF PV OF ASSETS
                               --------------------------------------------     --------------------------
        CHANGE IN RATE         $ AMOUNT        $ CHANGE         % CHANGE         NPV RATIO         CHANGE
        --------------         --------        --------         --------         ---------         ------
                                                          (DOLLARS IN THOUSANDS)
                 +300 bp           73,093          -14,877             -17%            13.39%          -208 bp
                 +200 bp           79,383           -8,586             -10%            14.31%          -116 bp
                 +100 bp           84,450           -3,519              -4%            15.02%           -45 bp
                    0 bp           87,970                -                -            15.47%               -
                 (100)bp           90,175            2,205               3%            15.71%           +24 bp

                                                              MARCH 31, 2004
                                                              --------------
RISK MEASURES: +200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets                        15.47%
Post-Shock NPV Ratio                                                 14.31%
Sensitivity Measure; Decline in NPV Ratio                             116 bp


         Certain shortcomings are inherent in the methodology used in the above IRR measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Carver Federal's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of Carver Federal's IRR exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver Federal's net interest income and will differ from actual results.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

         The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. The use of average monthly balances instead of average daily balances on all other accounts should not result in any material difference in the information presented.

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

                                            MONTH ENDED MARCH 31, 2004            YEAR ENDED MARCH 31, 2004
                                           ------------------------------   --------------------------------------
                                              AVERAGE         AVERAGE        AVERAGE                    AVERAGE
                                              BALANCE       YIELD/COST       BALANCE      INTEREST    YIELD/COST
                                           --------------  --------------   -----------   ----------  ------------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans (1)                                      $ 348,418           6.25%     $ 314,297      $20,117         6.40%
Investment securities (2)                         25,844           3.71%        29,708        1,161         3.91%
Mortgage-backed securities                       120,666           3.93%       126,764        4,789         3.78%
Federal funds                                      6,626           0.89%        22,194          167         0.75%
                                           --------------  --------------   -----------   ----------  ------------
  Total interest-earning assets                  501,554           5.49%       492,963       26,234         5.32%
Non-interest-earning assets                       25,264                        28,423
                                           --------------                   -----------
  Total assets                                 $ 526,818                     $ 521,386
                                           ==============                   ===========

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW demand                                  $ 22,568           0.31%      $ 23,286      $    85         0.37%
    Savings and clubs                            130,771           0.59%       130,509        1,001         0.77%
    Money market savings                          29,383           0.80%        27,662          235         0.85%
    Certificates of deposit                      168,223           1.95%       163,382        3,304         2.02%
                                           --------------  --------------   -----------   ----------  ------------
  Total deposits                                 350,945           1.24%       344,839        4,625         1.34%
Mortgagors deposits                                1,753           1.34%         1,643           24         1.46%
Borrowed money                                   104,375           4.03%       106,350        4,051         3.81%
                                           --------------  --------------   -----------   ----------  ------------
  Total deposits and interest-bearing
    liabilities                                  457,073           1.88%       452,832        8,700         1.92%
                                                                                          ----------
Non-interest-bearing liabilities:
    Demand                                        19,508                        19,408
    Other liabilities                              6,308                         6,746
                                           --------------                   -----------
  Total liabilities                              482,889                       478,986
Stockholders' equity                              43,929                        42,400
                                           --------------                   -----------
  Total liabilities and stockholders'
    equity                                     $ 526,818                     $ 521,386
                                           ==============                   ===========
Net interest income                                                                         $17,534
                                                                                          ==========

Average interest rate spread                                       3.61%                                    3.40%
                                                           ==============                             ============

Net interest margin                                                3.67%                                    3.56%
                                                           ==============                             ============

Ratio of average interest-earning assets to
  interest-bearing liabilities                                   109.73%                                  108.86%
                                                           ==============                             ============

(1) Includes non-accrual loans.
(2) Includes FHLB stock.

                                                                         YEAR ENDED MARCH 31,
                                          --------------------------------------------------------------------------------------
                                                           2003                                         2002
                                          -----------------------------------------  -------------------------------------------
                                              AVERAGE                    AVERAGE        AVERAGE                       AVERAGE
INTEREST EARNING ASSETS:                      BALANCE      INTEREST    YIELD/COST       BALANCE         INTEREST    YIELD/COST
                                          ---------------- ----------  ------------  ---------------  ------------- ------------
                                                                           (DOLLARS IN THOUSANDS)
Loans (1)                                       $ 282,439    $21,194         7.50%        $ 297,130       $ 22,727        7.65%
Investment securities (2)                          36,660      1,614         4.40%           38,505          2,324        6.04%
Mortgage-backed securities                         93,002      4,282         4.60%           50,450          2,918        5.78%
Fed funds sold                                     19,744        300         1.52%           13,662            426        3.12%
                                          ---------------- ----------  ------------  ---------------  ------------- ------------
Total interest earning assets                     431,845     27,390         6.34%          399,747         28,395        7.10%
Non-interest earning assets                        30,414                                    26,177
                                          ----------------                           ---------------
Total assets                                    $ 462,259                                 $ 425,924
                                          ================                           ===============

INTEREST BEARING LIABILITIES:
Deposits
NOW demand                                       $ 18,138    $   130         0.72%         $ 21,114       $    237        1.12%
Savings and clubs                                 127,004      1,477         1.16%          126,065          2,342        1.86%
Money market savings                               16,747        189         1.13%           16,181            302        1.87%
Certificates of deposit                           155,187      3,964         2.55%          133,624          5,246        3.93%
                                          ---------------- ----------  ------------  ---------------  ------------- ------------
Total deposits                                    317,076      5,760         1.82%          296,984          8,127        2.74%
Borrowed money                                     80,861      3,223         3.99%           78,153          3,920        5.02%
                                          ---------------- ----------  ------------  ---------------  ------------- ------------
Total interest-bearing liabilities                397,937      8,983         2.26%          375,137         12,047        3.21%
                                                           ----------                                 -------------
Non-interest-bearing liabilities:
Demand                                             15,234                                     7,781
Other liabilities                                   9,880                                     8,809
                                          ----------------                           ---------------
Total liabilities                                 423,051                                   391,727
Stockholders' equity                               39,208                                    34,197
                                          ----------------                           ---------------
Total liabilities and stockholders'
  equity                                        $ 462,259                                 $ 425,924
                                          ================                           ===============
Net interest income                                          $18,407                                      $ 16,348
                                                           ==========                                 =============

Average interest rate spread                                                 4.08%                                        3.89%
                                                                       ============                                 ============

Net interest margin                                                          4.26%                                        4.09%
                                                                       ============                                 ============

Ratio of avg interest-earning assets to
  interest-bearing liabilities                                             108.52%                                      106.56%
                                                                       ============                                 ============

       (1) Includes non-accrual loans.
       (2) Includes FHLB stock.

RATE/VOLUME ANALYSIS

         The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to
(1) changes in volume (changes in volume multiplied by new rate), (2) changes in rates (change in rate multiplied by old volume) and (3) changes in rate/volume. Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

                                                                    YEAR ENDED MARCH 31,
                                            -----------------------------------------------------------------------
                                                      2004 VS. 2003                       2003 VS. 2002
                                                INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                            ----------------------------------- -----------------------------------
                                              VOLUME       RATE       TOTAL       VOLUME       RATE       TOTAL
                                            ----------- ----------- ----------- ----------- ----------- -----------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Loans                                          $ 2,039     $(3,116)    $(1,077)    $(1,124)     $ (409)    $(1,533)
Investment securities                             (273)       (180)       (453)        (81)       (629)       (710)
Mortgage-backed securities                       1,270        (763)        507       1,959        (595)      1,364
Fed funds                                           18        (151)       (133)         92        (218)       (126)
                                            ----------- ----------- ----------- ----------- ----------- -----------
Total interest earning assets                    3,054      (4,210)     (1,156)        846      (1,851)     (1,005)

INTEREST BEARING LIABILITIES:
Deposits
NOW demand                                          19         (64)        (45)        (21)        (85)       (106)
Savings and clubs                                   27        (503)       (476)         11        (876)       (865)
Money market savings                                93         (47)         46           6        (119)       (113)
Certificates of deposit                            165        (801)       (636)        551      (1,834)     (1,283)
                                            ----------- ----------- ----------- ----------- ----------- -----------
Total deposits                                     304      (1,415)     (1,111)        547      (2,914)     (2,367)
Borrowed money                                   1,024        (196)        828         109        (806)       (697)
                                            ----------- ----------- ----------- ----------- ----------- -----------
Total deposits and interest bearing
  liabilities                                    1,328      (1,611)       (283)        656      (3,720)     (3,064)

Net change in interest income                  $ 1,726     $(2,599)     $ (873)      $ 190     $ 1,869     $ 2,059
                                            =========== =========== =========== =========== =========== ===========

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND 2003

         At March 31, 2004, total assets increased by $29.0 million, or 5.7%, to $538.8 million compared to $509.8 million at March 31, 2003. The increase in total assets was primarily attributable to an increase in loans receivable, partially offset by decreases in securities. The increase in loans receivable and the decrease in securities reflects the decision to reinvest funds received from the maturities and repayments of securities into higher yielding real estate loans.

         Loans receivable, net, increased by $59.2 million, or 20.2%, to $351.9 million as of March 31, 2004 compared to $292.7 million one year ago. The loan growth during fiscal 2004 represented loan originations of $87.1 million and loan purchases of $93.7 million, offset by principal repayments of $111.9 million and loans sold to Fannie Mae of $9.4 million. The increase in mortgage loan principal repayments, originations and purchases in fiscal 2004 and fiscal 2003 is primarily a result of the lower interest rate environment during both fiscal years, which has significantly increased the level of mortgage refinance activity. One- to four-family mortgage loans increased by $26.9 million, or 37.5%, to $98.6 million at March 31, 2004 compared to $71.7 million at March 31, 2003. The increase in one- to four-family loans is primarily due to increased loan purchases as well as $8.3 million in increased loan originations. Multifamily real estate loans decreased by $11.4 million, or 8.7%, to $120.3 million at March 31, 2004 compared to $131.7 million at March 31, 2003. Non-residential real estate loans (including church loans) increased by $23.4 million, or 29.5%, to $102.6 million at March 31, 2004 compared to $79.2 million at March 31, 2003. Construction loans increased by $15.9 million, or 138.3%, to $27.4 million at March 31, 2004 compared to $11.5 million at March 31, 2003 primarily due to purchases. The Bank continues to focus on the origination of multifamily, non-residential and construction real estate loans in the markets it serves and will augment these originations with loan purchases. Consumer and business loans increased by $3.9 million, or 182.8%, to $6.0 million at March 31, 2004 compared to $2.1 million at March 31, 2003. The increase in consumer and business loans comprises four separate secured business loans in the amount of $1.0 million each originated during fiscal 2004.

         Total securities at March 31, 2004 decreased $25.7 million to $139.9 million from $165.6 million at March 31, 2003, reflecting a $32.7 million decrease in available-for-sale securities and a $6.9 million increase in held-to-maturity securities. The decrease in available-for-sale securities primarily reflects $65.1 million in principal repayments, maturities and calls, $23.9 million in proceeds from sales of securities, and an $860,000 decrease in the market value of the portfolio, substantially offset by purchases of $58.5 million. The increase in held-to-maturity securities reflects securities purchases of $19.9 million offset by principal payments and maturities of $12.7 million. Available-for-sale securities represented 68.9% of the total securities portfolio at March 31, 2004 compared to 77.9% at March 31, 2003. The Bank invests in securities to help diversify its asset portfolios and satisfy collateral requirements for certain deposits and borrowings.

         At March 31, 2004, total liabilities increased $25.4 million, or 5.4%, to $494.2 million compared to $468.8 million at March 31, 2003. Deposits increased $26.5 million, or 7.6%, to $373.7 million at March 31, 2004 from $347.2 million at March 31, 2003.

The increase in deposits was primarily attributable to increases of $10.1 million in money market accounts, $8.9 million in demand accounts, $5.3 million in certificates of deposit and $2.2 million in regular savings and club accounts. Funds from deposit growth were used to pay down higher cost advances from the FHLB-NY, resulting in a net decrease in total borrowed money of $4.7 million, or 4.3%, to $104.3 million at March 31, 2004, from $109.0 million one year ago. Advances from the FHLB-NY declined by $17.5 million which were partially offset by new borrowings from the issuance of $12.7 million of trust preferred securities.

         At March 31, 2004, stockholders' equity increased $3.6 million, or 8.7%, to $44.6 million compared to $41.1 million at March 31, 2003. The increase in stockholders' equity was primarily attributable to net income of $4.8 million partially offset by other comprehensive losses, net of taxes, of $492,000, a net increase in treasury stock holdings of $200,000 and dividends declared of $659,000. The Bank's capital levels meet regulatory requirements of a well capitalized financial institution.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NET INCOME

         The Bank reported net income for fiscal 2004 of $4.8 million compared to $3.8 million for the prior fiscal year. Net income available to common stockholders for fiscal 2004 was $4.6 million, or $1.87 per diluted common share compared to $3.6 million, or $1.52 per diluted common share, for fiscal 2003. The increase in net income was primarily due to a $2.1 million increase in non-interest income and a $540,000 reduction in income tax expense partially offset by an $873,000 decrease in net interest income and a $776,000 increase in non-interest expense.

INTEREST INCOME

         Interest income for fiscal 2004 was $26.2 million, a decrease of $1.2 million, or 4.2%, from the prior fiscal year. The average balance of interest-earning assets increased to $493.0 million for fiscal 2004 from $431.8 million for the prior fiscal year. This increase was more than offset by a decline in the average yield on interest-earning assets to 5.32% for fiscal 2004 compared to 6.34% for fiscal 2003.

         Interest income on loans decreased by $1.1 million, or 5.1%, to $20.1 million for fiscal 2004 compared to $21.2 million for the prior fiscal year. The decrease in interest income from loans reflects a 110 basis point decrease in the average rate earned on loans to 6.40% for fiscal 2004 from 7.50% for the prior fiscal year, the effects of which were partially offset by an increase of $31.9 million, or 11.3%, in the average balance of loans to $314.3 million for fiscal 2004 compared to $282.4 million for fiscal 2003. The increase in the average balance of loans reflects originations and purchases in excess of principal collections. The decline in the average rate earned on loans was principally due to the downward pricing on loan products during the low interest rate environment experienced during fiscal 2004, see "Item 7. Management Discussion and Analysis--Liquidity and Capital Resources."

         Interest income on mortgage-backed securities increased by $507,000, or 11.8%, to $4.8 million for fiscal 2004 compared to $4.3 million for the prior fiscal year, reflecting an increase of $33.8 million in the average balance of mortgage-backed securities to $126.8 million for fiscal 2004 compared to $93.0 million for fiscal 2003. The increase in the average balance of such securities was due to the utilization of part of the proceeds received from increased borrowings and deposits, coupled with the redeployment of mortgage loan principal repayments, to purchase mortgage-backed securities. This increase was partially offset by an 82 basis point decrease in the average rate earned on mortgage-backed securities to 3.78% for fiscal 2004 from 4.60% for the prior fiscal year.

         Interest income on investment securities decreased by approximately $453,000, or 28.1%, to $1.2 million for fiscal 2004 compared to $1.6 million for the prior fiscal year. The decrease in interest income on investment securities reflects a 49 basis point decrease in the average rate earned on investment securities to 3.91% for fiscal 2004 from 4.40% for the prior fiscal year and a decrease of $7.0 million in the average balance of investment securities to $29.7 million for fiscal 2004 compared to $36.7 million for fiscal 2003.

          Interest income on federal funds decreased $133,000, or 44.3%, to $167,000 for fiscal 2004 compared to $300,000 for the prior fiscal year. The decrease is attributable to a 77 basis point decrease in the average rate earned on federal funds, partially offset by a $2.5 million increase in the average balance of federal funds.

INTEREST EXPENSE

         Interest expense decreased by $283,000, or 3.2%, to $8.7 million for fiscal 2004 compared to $9.0 million for the prior fiscal year. The decrease in interest expense reflects a decline of 34 basis points in the average cost of interest-bearing liabilities. This decline in average rate paid was partially offset by a $54.9 million increase in the average balance of interest-bearing liabilities to $452.8 million in fiscal 2004 from $397.9 million in fiscal 2003. The increase in the average balance of interest-bearing liabilities in fiscal 2004 compared to fiscal 2003 was due to increases in the average balance of interest-bearing deposits, as well as increases in the average balance of borrowed money.

         Interest expense on deposits decreased $1.1 million, or 19.3%, to $4.6 million for fiscal 2004 compared to $5.8 million for the prior fiscal year. This decrease is attributable to a 48 basis point decrease in the cost of average deposits partially offset by a $27.7 million, or 8.8%, increase in the average balance of interest-bearing deposits to $344.8 million for fiscal 2004 compared to $317.1 million for fiscal 2003. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of money market accounts of $10.9 million, or 65.2%, and an increase in the average balance of certificates of deposit of $8.2 million, or 5.3%. The increase in average interest-bearing deposits was achieved in part through deposits generated by a new branch and two new ATM centers in fiscal 2004. The decrease in the average rate paid on deposits was principally due to the declining interest rate environment experienced in fiscal 2004.

         Interest expense on borrowed money increased by $828,000, or 25.7%, to $4.1 million for fiscal 2004 compared to $3.2 million for the prior fiscal year. The increase in interest expense on borrowed money for fiscal 2004 reflects a $25.5 million increase in the average balance of borrowed money, of which $6.9 million resulted from the issuance of trust preferred securities, partially offset by a decrease of 18 basis points in the average cost of borrowed money. The decrease in average cost of borrowings was due to the continued declining interest rate environment experienced during fiscal 2004.

NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. Our net interest income is significantly impacted by changes in interest rate and market yield curves. See "--Discussion of Market Risk--Interest Rate Sensitivity Analysis" for further discussion on the potential impact of changes in interest rates on our results of operations.

         Net interest income before the provision for loan losses decreased $873,000, or 4.7%, to $17.5 million for fiscal 2004 compared to $18.4 million for the prior fiscal year. The 102 basis point decrease in the return on average interest-earning assets, coupled with a 34 basis point decrease in the cost of interest-bearing liabilities used to fund interest-earning assets, contributed to a 68 basis point decrease in the interest rate spread to 3.40% for fiscal 2004 compared to 4.08% for the prior fiscal year. The net interest margin decreased to 3.56% for fiscal 2004 compared to 4.26% for fiscal 2003.

PROVISION FOR LOAN LOSSES

         During fiscal 2004 no provision was recorded for loan losses. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and trends in the local and national economy and trends in the real estate market.

         During fiscal 2004, the Bank had net charge-offs of $33,000 compared to net recoveries of $30,000 for fiscal 2003. At March 31, 2004, non-performing loans totaled $2.1 million, or 0.6% of total loans compared to $1.8 million, or 0.6% of total loans, at March 31, 2003. At March 31, 2004, the Bank's allowance for loan losses was $4.1 million, substantially unchanged from that of March 31, 2003, resulting in a ratio of the allowance to non-performing loans of 194.3% at March 31, 2004 compared to 230.7% at March 31, 2003, and a ratio of allowance for possible loan losses to total loans of 1.16% and 1.40% at March 31, 2004 and March 31, 2003, respectively. The Bank believes its reported allowance for loan loss at March 31, 2004 is both appropriate in the circumstances and adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Item 1--Business--General Description of Business--Asset Quality" and Note 1 of Notes to the Consolidated Financial Statements.


NON-INTEREST INCOME

         Non-interest income is comprised of loan fees and service charges, gains or losses from the sale of securities and certain other items, fee income for banking services and miscellaneous non-interest income. Non-interest income increased $2.1 million, or 67.0%, to $5.3 million for fiscal 2004 compared to $3.2 million for fiscal 2003. The increase is primarily due to a $1.3 million increase in loan fees and service charges and a $590,000 increase in other, or miscellaneous, non-interest income. Loan fees and service charges amounted to $2.6 million for fiscal 2004, a 94.4% increase from the prior fiscal year, primarily resulting from higher mortgage prepayment penalties relating to increased refinancing activity including several loans whose prepayment penalties were based on the yield maintenance method compared to a flat declining rate method usually used by the Bank. The yield maintenance method is calculated by using a stated contractual interest rate for the remaining term of the loan multiplied by the current outstanding balance. Current loan production does not incorporate the yield maintenance method. Additionally, a decline in the refinance market could result in lower prepayment penalty fee income. Other non-interest income amounted to $597,000 for fiscal 2004 compared to

$7,000 for the prior fiscal year. The increase in other non-interest income was primarily a result of a recovery of $558,000 of which $411,000 was related to the recognition of previously unrecognized mortgage loan income from one problem loan that had been held in escrow pending the resolution of certain mechanics' liens. The remaining recovery of $147,000 was from previously unrecognized prepaid mortgage loan income.

NON-INTEREST EXPENSE

         Non-interest expense increased by $776,000, or 5.3%, to $15.5 million for fiscal 2004 compared to $14.7 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $813,000 in salaries and employee benefits and $58,000 in net occupancy and equipment expenses, slightly offset by a decrease of $95,000 in other non-interest expense. The increase in salaries and employee benefits was primarily attributable to annual salary increases, new hires and the increased costs of benefit plans. Net occupancy expenses increased primarily from new and upgraded 24/7 ATM centers and the Bank's recently opened Jamaica Center branch.

INCOME TAX EXPENSE

         Income tax expense was approximately $2.5 million for fiscal 2004, a $540,000, or 17.8%, decrease from $3.0 million for fiscal 2003 due to a reduction in the Company's tax rate following the establishment of a REIT. The effective tax rate in fiscal 2004 was 34.0% compared to 44.2% in fiscal 2003.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NET INCOME

         The Bank reported net income for fiscal 2003 of $3.8 million compared to $4.7 million for the prior fiscal year. Net income available to common stockholders for fiscal 2003 was $3.6 million, or $1.52 per diluted common share compared to $4.5 million, or $1.89 per diluted common share, for fiscal 2002. The decrease in net income was primarily due to a $2.2 million increase in income tax expense, a $1.3 million decrease in non-interest income and a $366,000 increase in non-interest expense partially offset by a $2.1 million improvement in net interest income and a $900,000 decrease in the provision for loan losses.

INTEREST INCOME

         Interest income for fiscal 2003 was $27.4 million, a decrease of $1.0 million, or 3.5%, from the prior fiscal year. The average balance of interest-earning assets increased to $431.8 million for fiscal 2003 from $399.7 million for the prior fiscal year. This increase was more than offset by a decline in the average yield on interest-earning assets to 6.34% for fiscal 2003 compared to 7.10% for fiscal 2002.

         Interest income on loans decreased by $1.5 million, or 6.8%, to $21.2 million for fiscal 2003 compared to $22.7 million for fiscal 2002. The decrease in interest income from loans reflects a decrease of $14.7 million, or 4.9%, in the average balance of loans to $282.4 million for fiscal 2003 compared to $297.1 million for fiscal 2002, coupled with a 10 basis point decrease in the average rate earned on loans to 7.50% for fiscal 2003 from 7.65% for the prior fiscal year. The decrease in the average balance of loans reflects amortization of prepayments in excess of originations and purchases. The decline in the average rate earned on loans was principally due to the downward pricing on loan products during the continuing declining interest rate environment of fiscal 2003.

         Interest income on mortgage-backed securities increased by $1.4 million, or 46.7%, to $4.3 million for fiscal 2003 compared to $2.9 million for the prior fiscal year, reflecting an increase of $42.6 million in the average balance of mortgage-backed securities to $93.0 million for fiscal 2003 compared to $50.5 million for fiscal 2002. The increase in the average balance of such securities was due to the utilization of part of the proceeds received from increased borrowings and deposits, coupled with the redeployment of mortgage loan principal repayments, to purchase mortgage-backed securities. This increase was partially offset by a 118 basis point decrease in the average rate earned on mortgage-backed securities to 4.60% from 5.78%.

         Interest income on investment securities decreased by approximately $710,000, or 30.6%, to $1.6 million for fiscal 2003 compared to $2.3 million for the prior fiscal year. The increase in interest income on investment securities reflects a 164 basis point decrease in the average rate earned on investment securities to 4.40% from 6.04% and a decrease of $1.8 million in the average balance of investment securities to $36.7 million for fiscal 2003 compared to $38.5 million for fiscal 2002.

          Interest income on federal funds decreased $126,000, to $300,000 for fiscal 2003 compared to $426,000 for the prior fiscal year. The decrease is attributable to a 160 basis point decrease in the average rate earned on federal funds, partially offset by a $6.1 million increase in the average balance of federal funds.

INTEREST EXPENSE

         Interest expense decreased by $3.1 million, or 25.4%, to $9.0 million for fiscal 2003 compared to $12.0 million for the prior fiscal year. The decrease in interest expense reflects a decline of 95 basis points in the average cost of interest-bearing liabilities. This decline in average rate paid was partially offset by a $22.8 million increase in the average balance of interest-bearing liabilities to $397.9 million in fiscal 2003 from $375.1 million in fiscal 2002. The increase in the average balance of interest-bearing liabilities in fiscal 2003 compared to fiscal 2002 was due to increases in the average balance of interest-bearing deposits and, to a lesser extent, increases in the average balance of borrowed money.

         Interest expense on deposits decreased $2.4 million, or 29.1%, to $5.8 million for fiscal 2003 compared to $8.1 million for the prior fiscal year. This decrease is attributable to a 92 basis point decrease in the cost of average deposits partially offset by a $20.1 million, or 6.8%, increase in the average balance of interest-bearing deposits to $317.1 million for fiscal 2003 compared to $297.0 million for fiscal 2002. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit of $21.6 million, or 16.1%. The increase in average interest-bearing deposits was achieved through increased retail production brought about by enhanced marketing efforts. The decrease in the average rate paid on deposits was principally due to the declining interest rate environment experienced in fiscal 2003.

         Interest expense on borrowed money decreased by $697,000, or 17.8%, to $3.2 million for fiscal 2003 compared to $3.9 million for the prior fiscal year. The decrease in interest expense on borrowed money for fiscal 2003 reflects a decrease of 103 basis points in the average cost of borrowed money partially offset by a $2.7 million increase in the average balance of borrowed money. The decrease in average cost of borrowings was due to the continued declining interest rate environment experienced during fiscal 2003.

NET INTEREST INCOME

         Net interest income before the provision for loan losses increased $2.1 million, or 12.6%, to $18.4 million for fiscal 2003 compared to $16.3 million for the prior fiscal year. Net interest income benefited from a general interest rate decline, as well as an increase in deposits. This benefit was partially offset by an increase in borrowed money, a decrease in loan originations and average loan balances and accelerated prepayments of mortgage-backed securities. The 95 basis point decrease in the cost of interest-bearing liabilities used to fund interest-earning assets, coupled with a 76 basis point decrease in the return on average interest-earning assets, contributed to a 19 basis point increase in the interest rate spread to 4.08% for fiscal 2003 compared to 3.89% for the prior fiscal year. The net interest margin increased to 4.26% for fiscal 2003 compared to 4.09% for fiscal 2002.

PROVISION FOR LOAN LOSSES

         For fiscal 2003 there were no provisions recorded for loan losses compared to $900,000 for fiscal 2002. Management believes that the decrease in provisions for loan losses compared to fiscal 2002 was warranted by the decreases in charge-offs and non-performing assets.

         During fiscal 2003, the Bank had net recoveries of approximately $30,000 compared to net charge-offs of $323,000 for fiscal 2002. At March 31, 2003, non-performing loans totaled $1.8 million, or 0.6% of total loans, compared to $2.8 million, or 1.0% of total loans, at March 31, 2002. At March 31, 2003, the Bank's allowance for loan losses was $4.2 million, substantially unchanged from that at March 31, 2002, resulting in a ratio of the allowance to non-performing loans of 230.7% at March 31, 2003 compared to 146.2% at March 31, 2002, and a ratio of allowance for possible loan losses to total loans of 1.40% and 1.41% at March 31, 2003 and March 31, 2002, respectively. Management believes the Company's reported allowance for loan loss at March 31, 2003 is both appropriate in the circumstances and adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Item 1--Business--General Description of Business--Asset Quality" and Note 1 of Notes to the Consolidated Financial Statements.

NON-INTEREST INCOME

         Non-interest income is composed of loan fees and service charges, gains or losses from the sale of securities and certain other items, fee income for banking services and miscellaneous non-interest income. Non-interest income decreased $1.3 million, or 29.5%, to $3.2 million for fiscal 2003 compared to $4.5 million for fiscal 2002. Despite increases in fees and charges for deposits and loans, non-interest income decreased due to the inclusion in fiscal 2002 of $1.4 million relating to the sale of securities, $987,000 relating to the sale of the Bank's East New York branch and the loss of $101,000 from the sale of the Bank's automobile loan portfolio.

         Excluding the income and loss from sales of securities, loans and deposits, total non-interest income increased by $961,000, or 43.7% compared to fiscal 2002. Loan fees and service charges amounted to $1.3 million for fiscal 2003, a $655,000, or a 95.5%, increase from the prior fiscal year. The increase in loan fees and service charges is primarily attributable to substantially higher mortgage prepayment penalties, primarily resulting from multifamily borrowers prepaying due to the lower interest rate environment, and a restructuring of the Bank's loan fees in the second quarter of fiscal 2003. Depository fees and charges increased $316,000, or

21.1%, to $1.8 million for fiscal 2003 from $1.5 million for fiscal 2002. The increase in depository fees primarily relates to increased ATM fees and the restructuring of the Bank's service charges in the second quarter of fiscal 2003.

NON-INTEREST EXPENSE

         Non-interest expense increased by $366,000, or 2.6%, to $14.7 million for fiscal 2003 compared to $14.3 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $307,000 in net occupancy and equipment expenses and $269,000 in salaries and employee benefits, partially offset by a decrease of $210,000 in other non-interest expense. The increase in net occupancy and equipment expenses are related to the opening of the Malcolm X Blvd. branch in September 2001 and the renovation of an existing branch facility which resulted in increases in maintenance contracts, building taxes and water and sewer expense. The increase in salaries and employee benefits was primarily attributable to increased compensation resulting from the Bank being able to successfully fill key management positions, including the Chief Operating Officer, Chief Financial Officer, Chief Lending Officer and Chief Credit Officer positions.

INCOME TAX EXPENSE

         Income tax expense was approximately $2.5 million for fiscal 2004, a $540,000, or 17.8%, decrease from $3.0 million for fiscal 2003, reflecting the benefit of the Bank's REIT. The effective tax rate in fiscal 2004 was 34.0% compared to 44.2% in fiscal 2003.


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

         Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to further meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of March 31, 2004.

         Congress eliminated the statutory liquidity requirement which required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank's primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy. The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At March 31, 2004 and 2003, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $28.7 million and $45.3 million, respectively.

         The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity, which has resulted in a lag in redeploying lower yielding federal funds into higher yielding mortgage loans, which has had a negative impact on the Company's net interest margin and net interest income. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity. During fiscal 2002, the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During fiscal 2003, the federal funds rate was again lowered on three separate occasions a total of 125 basis points. During fiscal 2004 the federal funds rate has remained unchanged. The increase in loan and securities repayments experienced by the Bank over the past two fiscal years was primarily the result of the increase in mortgage loan refinancing activity caused by this lower interest rate environment.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2004, cash and cash equivalents decreased by $386,000. Net cash provided by operating activities was $17.0 million, representing primarily the results of operations adjusted for depreciation and amortization and the provision for loan losses. Net cash used in investing activities was $38.2 million, which was primarily the result of purchases of loans and securities and originations of loans partially offset by repayments and maturities of loans and securities. Net cash provided by financing activities was $20.8 million, reflecting primarily net increases in deposits and borrowed money.

CONTRACTUAL OBLIGATIONS

         The following table presents the Bank's contractual obligations at March 31, 2004.

                                                                       PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------------------
                  Contractual                                    Less than        1 - 3         3 - 5       More than
                  Obligations                       Total          1 year         years         years        5 years
------------------------------------------------ ----------------------------  ------------  ------------  ------------
                                                                             (IN THOUSANDS)
Long term debt obligations:
  FHLB advances                                      $ 91,516       $ 26,000       $64,274       $ 1,000         $ 242
  Guaranteed preferred beneficial interest in
    junior subordinated debentures                     12,741                                     12,741
                                                 -------------  -------------  ------------  ------------  ------------
      Total long term debt obligations                104,257         26,000        64,274        13,741           242

Operating lease obligations:
  Lease obligations for rental properties               2,619            370           946           606           697
                                                 -------------  -------------  ------------  ------------  ------------
Total contractual obligations                        $106,876       $ 26,370       $65,220      $ 14,347         $ 939
                                                 =============  =============  ============  ============  ============

REGULATORY CAPITAL POSITION

         The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Item 1--Regulation and Supervision--Federal Banking Regulation--Capital Requirements."

         The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2004, the Bank had tangible, core, and total risk-based capital ratios of 10.6%, 10.6% and 17.7%, respectively.

         The following table reconciles the Bank's stockholders' equity at March 31, 2004 under accounting principles generally accepted in the United States of America ("GAAP") to regulatory capital requirements.

                                                                               REGULATORY CAPITAL REQUIREMENTS
                                                                --------------------------------------------------------------
                                                                    GAAP           TANGIBLE        LEVERAGE       RISK-BASED
                                                                   CAPITAL         CAPITAL         CAPITAL         CAPITAL
                                                                ------------------------------  --------------  --------------
                                                                                        (IN THOUSANDS)
Stockholders' Equity at March 31, 2004 (1)                           $ 57,442        $ 57,442        $ 57,442        $ 57,442

Add:
   General valuation allowances                                                             -               -           4,125
Deduct:
   Unrealized loss on securities available-for-sale, net                                 (251)           (251)           (251)
   Goodwill and qualifying intangible assets                                                -               -               -
                                                                                --------------  --------------  --------------
Regulatory Capital                                                                     57,191          57,191          61,316
Minimum Capital requirement                                                            10,776          21,553          27,726
                                                                                --------------  --------------  --------------
Regulatory Capital Excess                                                            $ 46,415        $ 35,638        $ 33,590
                                                                                ==============  ==============  ==============

(1) Reflects Bank only.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and accompanying notes appearing elsewhere herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Carver Federal's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on Carver Federal's performance than do the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                             LETTERHEAD OF KPMG LLP


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.






KPMG  LLP
New York, New York
June 24, 2004

                               MANAGEMENT'S REPORT

       Management of Carver Bancorp is responsible for the preparation and integrity and fair presentation of the consolidated financial statements and other information presented in this annual report. The consolidated financial statements have been prepared in conformity with GAAP and, where necessary, are based on management's best estimates and judgment. Other financial information contained elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

       Management maintains accounting systems and internal controls to meet its responsibilities for reliable consolidated financial statements. There are inherent limitations in the effectiveness of internal controls, including the possibility of circumvention of overriding of controls. Furthermore, because of changes in conditions, the effectiveness of internal controls may vary over time. These systems and controls are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. An internal audit function is maintained to continually evaluate the adequacy and effectiveness of such internal controls, policies and procedures.

       KPMG LLP, independent auditors, are engaged to audit the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and the independent auditor's report expresses their opinion as to the fair representation, in all material respects, of the consolidated financial statements in conformity with GAAP. The audit provides an objective assessment of the degree to which management meet its responsibility for financial reporting.

       The Board fulfills its oversight role for the financial statements through the Finance and Audit Committee, which is composed entirely of outside directors. The Finance and Audit Committee meet regularly with management, the internal auditors, and the independent auditors, to discuss internal controls and accounting, auditing and financial reporting matters. The Finance and Audit Committee reviews and approves the scope of internal and external audits, as well as recommendations made with respect to internal controls by the independent and internal auditors and the various regulatory agencies. KPMG LLP and the internal auditors meet with the Finance and Audit Committee with and with and without management present.

       Management assessed the Company's system of internal control over financial reporting as of March 31, 2004 based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of March 31, 2004, the Company's system of internal controls over financial reporting met those criteria.


/s/ Deborah C. Wright                               /s/ William C. Gray
---------------------                               -------------------

Deborah C. Wright                                   William C. Gray
President and Chief Executive Officer               Senior Vice President and
                                                      Chief Financial Officer

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                                        MARCH 31,
                                                                                              -----------------------------
                                                                                                  2004            2003
                                                                                              -------------    ------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                                       $ 11,574        $ 15,160
    Federal funds sold                                                                               8,200           5,500
    Interest earning deposits                                                                        3,000           2,500
                                                                                              -------------    ------------
         Total cash and cash equivalents                                                            22,774          23,160
                                                                                              -------------    ------------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $82,325 at March 31, 2004, $124,954 at March 31, 2003)                                       96,403         129,055
     Held-to-maturity, at amortized cost (including pledged as collateral of $42,189 at
        March 31, 2004 and $35,138 at March 31, 2003; fair value of $43,794 at
        March 31, 2004 and $37,543 at March 31, 2003)                                               43,474          36,530
                                                                                              -------------    ------------
          Total securities                                                                         139,877         165,585
                                                                                              -------------    ------------
Loans receivable:
     Real estate mortgage loans                                                                    350,015         294,771
     Consumer and business loans                                                                     6,010           2,125
     Allowance for loan losses                                                                      (4,125)         (4,158)
                                                                                              -------------    ------------
          Total loans receivable, net                                                              351,900         292,738
                                                                                              -------------    ------------
Premises and equipment, net                                                                         11,826          10,193
Federal Home Loan Bank of New York stock, at cost                                                    4,576           5,440
Accrued interest receivable                                                                          2,489           3,346
Identifiable intangible asset, net                                                                      --             178
Other assets                                                                                         5,388           9,205
                                                                                              -------------    ------------
          Total assets                                                                           $ 538,830       $ 509,845
                                                                                              =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                    $ 373,665       $ 347,164
     Advances from the Federal Home Loan Bank of New York and other borrowed money                 104,282         108,996
     Other liabilities                                                                              16,238          12,612
                                                                                              -------------    ------------
          Total liabilities                                                                        494,185         468,772
                                                                                              -------------    ------------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                               1               1
     Common stock (par value $0.01 per share: 5,000,000 shares authorized; 2,316,358 shares issued;
        2,285,267 and 2,296,960 outstanding at March 31, 2004 and March 31, 2003, respectively)         23              23
     Additional paid-in capital                                                                     23,882          23,781
     Retained earnings                                                                              20,892          16,712
     Unamortized awards of common stock under  management recognition plan ("MRP")                     (21)             (4)
     Treasury stock, at cost (31,091 shares at March 31, 2004 and 19,398 shares at March 31, 2003)    (390)           (190)
     Accumulated other comprehensive income                                                            258             750
                                                                                              -------------    ------------
          Total stockholders' equity                                                                44,645          41,073
                                                                                              -------------    ------------
     Total liabilities and stockholders' equity                                                  $ 538,830       $ 509,845
                                                                                              =============    ============

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)

                                                          FOR THE YEAR ENDED MARCH 31,
                                                        --------------------------------
                                                          2004       2003        2002
                                                        ---------- ----------  ---------
Interest income:
   Loans                                                 $ 20,117   $ 21,194   $ 22,727
   Mortgage-backed securities                               4,789      4,282      2,918
   Investment securities                                    1,161      1,614      2,324
   Federal funds sold                                         167        300        426
                                                        ---------- ----------  ---------
     Total interest income                                 26,234     27,390     28,395
                                                        ---------- ----------  ---------

Interest expense:
   Deposits                                                 4,649      5,760      8,127
   Advances and other borrowed money                        4,051      3,223      3,920
                                                        ---------- ----------  ---------
     Total interest expense                                 8,700      8,983     12,047
                                                        ---------- ----------  ---------

     Net interest income                                   17,534     18,407     16,348

Provision for loan losses                                       -          -        900
                                                        ---------- ----------  ---------
     Net interest income after provision for loan losses   17,534     18,407     15,448
                                                        ---------- ----------  ---------

Non-interest income:
   Depository fees and charges                              1,925      1,813      1,497
   Loan fees and service charges                            2,607      1,341        686
   Gain on sale of investment securities                       31          -      1,399
   Income from sale of branches                                 -          -        987
   Gain (loss) from sale of loans                             118          -       (101)
   Other                                                      597          7         17
                                                        ---------- ----------  ---------
      Total non-interest income                             5,278      3,161      4,485
                                                        ---------- ----------  ---------

Non-interest expense:
   Compensation and benefits                                7,587      6,774      6,505
   Net occupancy expense                                    1,443      1,261      1,144
   Equipment                                                1,486      1,610      1,420
   Other                                                    4,964      5,059      5,269
                                                        ---------- ----------  ---------
      Total non-interest expense                           15,480     14,704     14,338
                                                        ---------- ----------  ---------

      Income before income taxes                            7,332      6,864      5,595
Income taxes                                                2,493      3,033        881
                                                        ---------- ----------  ---------
      Net income                                          $ 4,839    $ 3,831    $ 4,714
                                                        ========== ==========  =========

Dividends applicable to preferred stock                     $ 197      $ 197      $ 197

      Net income available to common stockholders         $ 4,642    $ 3,634    $ 4,517
                                                        ========== ==========  =========

Earnings per common share:
       Basic                                               $ 2.03     $ 1.59     $ 1.98
                                                        ========== ==========  =========
       Diluted                                             $ 1.87     $ 1.52     $ 1.89
                                                        ========== ==========  =========


See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (In thousands)


                                                                       ADDITIONAL        RETAINED
                                      PREFERRED STOCK COMMON STOCK  PAID-IN CAPITAL      EARNINGS     TREASURY STOCK
                                      --------------- ------------- ---------------- ---------------- --------------
Balance - March 31, 2001               $           1   $        23   $       23,769   $         8,793  $       (61)
Comprehensive income:
Net income                                         -             -                -             4,714            -
Change in net unrealized gain on
available-for-sale securities, net
of taxes                                           -             -                -                 -            -
                                      --------------- ------------- ---------------- ---------------- --------------
Comprehensive income, net of taxes:
Dividends paid                                     -             -                -              (313)           -
Purchase of treasury stock                         -             -               (5)                -          (77)
Allocation of ESOP Stock                           -             -               (8)                -            -
Purchase of shares for MRP                         -             -                -                 -            -
                                      --------------- ------------- ---------------- ---------------- --------------
BALANCE - MARCH 31, 2002                          1             23           23,756            13,194         (138)
Comprehensive income :
Net income                                         -             -                -             3,831             -
Change in net unrealized gain on
available-for-sale securities, net
of taxes                                           -             -                -                 -             -
                                      --------------- ------------- ---------------- ---------------- --------------
Comprehensive income, net of taxes:
Dividends paid                                     -             -                -              (313)            -
Treasury stock activity                            -             -                5                 -           (52)
Allocation of ESOP Stock                           -             -               20                 -             -
Purchase of shares for MRP                         -             -                -                 -             -
                                      --------------- ------------- ---------------- -------------------------------
BALANCE--MARCH 31, 2003                            1            23           23,781            16,712          (190)
Comprehensive income :
Net income                                         -             -                -             4,839             -
Change in net unrealized gain on
available-for-sale securities, net
of taxes                                           -             -                -                 -             -
                                      --------------- ------------- ---------------- ---------------- --------------
Comprehensive income, net of taxes:
Dividends paid                                     -             -                              (659)             -
Treasury stock activity                            -             -               82                -           (200)
Allocation of ESOP Stock                           -             -                -                -              -
Issuance (Purchase) of shares for
MRP                                                -             -               19                -              -
                                      --------------- ------------- ---------------- ---------------- --------------
BALANCE--MARCH 31, 2004                $           1   $        23   $       23,882   $       20,892   $       (390)
                                      =============== ============= ================ ===============================

                                                           COMMON STOCK   COMMON STOCK       TOTAL
                                      ACCUMULATED OTHER    ACQUIRED BY    ACQUIRED BY     STOCKHOLDERS'
                                    COMPREHENSIVE INCOME       ESOP           MRP            EQUITY
                                    --------------------- -------------- -------------- -----------------
Balance - March 31, 2001             $                 -   $      (334)   $       (95)         32,096
Comprehensive income:
Net income                                             -              -              -          4,714
Change in net unrealized gain on
available-for-sale securities, net
of taxes                                             116              -              -            116
                                    --------------------- -------------- -------------- -----------------
Comprehensive income, net of taxes:                                                             4,830
Dividends paid                                         -              -              -           (313)
Purchase of treasury stock                             -              -              -            (82)
Allocation of ESOP Stock                               -           182               -            174
Purchase of shares for MRP                             -              -             37             37
                                    --------------------- -------------- -------------- -----------------
BALANCE - MARCH 31, 2002                             116          (152)            (58)        36,742
Comprehensive income :
Net income                                             -             -               -          3,831
Change in net unrealized gain on
available-for-sale securities, net
of taxes                                             634             -               -            634
                                    --------------------- -------------- -------------- -----------------
Comprehensive income, net of taxes:                                                             4,465
Dividends paid                                         -             -               -           (313)
Treasury stock activity                                -             -               -            (47)
Allocation of ESOP Stock                               -           152               -            172
Purchase of shares for MRP                             -             -              54             54
                                    --------------------- -------------- -------------- -----------------
BALANCE--MARCH 31, 2003                              750             -              (4)        41,073
Comprehensive income :
Net income                                             -             -               -          4,839
Change in net unrealized gain on
available-for-sale securities, net
of taxes                                            (492)            -                -          (492)
                                    --------------------- -------------- -------------- -----------------
Comprehensive income, net of taxes:                                                             4,347
Dividends paid                                         -              -              -           (659)
Treasury stock activity                                -              -              -           (118)
Allocation of ESOP Stock                               -              -              -              -
Issuance (Purchase) of shares for
MRP                                                    -              -            (17)             2
                                    --------------------- -------------- -------------- -----------------
BALANCE--MARCH 31, 2004              $               258   $          -   $        (21)  $     44,645
                                    ===================== ============== ============== =================

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------------------
                                                                        2004                2003                 2002
                                                                        ----                ----                 ----
Cash flows from operating activities:
  Net income                                                      $           4,839   $           3,831    $           4,713
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                    -                   -                  900
     ESOP and MRP expense                                                        33                 206                  206
     Depreciation and amortization expense                                    1,146               1,224                1,155
     Amortization of intangibles                                                178                 213                  213
     Other amortization                                                       1,848                 481                  625
     Loss from sale of loans                                                      -                   -                  101
     Gain on sale of branches                                                     -                   -                 (987)
     Gain on sale of foreclosed real estate                                       -                   -                  (77)
     Charge-off of branch improvements and related items, net                     -                   -               (1,399)
   Changes in assets and liabilities:
       Decrease (increase) in accrued interest receivable                       857                (542)                 (77)
       Decrease (increase)  in other assets                                   4,478              (6,112)              (1,451)
       Increase (decrease) in other liabilities                               3,615                (481)               6,185
       (Decrease) increase in accrued interest payable                          (39)                134                 (606)
                                                                 ------------------- -------------------  -------------------
          Net cash provided by (used in) operating activities                16,955              (1,046)               9,501
                                                                 ------------------- -------------------  -------------------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                     (58,477)            (91,112)            (134,721)
     Held-to-maturity                                                       (19,859)             (4,145)                   -
  Proceeds from principal payments, maturities and calls of
    securities:
     Available-for-sale                                                      65,060              28,705               79,233
     Held-to-maturity                                                        12,693               6,578                6,357
  Proceeds from sales of available-for-sale securities                       23,871                   -               32,676
  Disbursements for loan originations                                       (87,140)            (59,595)             (63,190)
  Loans purchased from third parties                                        (93,694)            (42,260)             (45,881)
  Principal collections on loans                                            111,937              96,432              100,306
  Redemption (Purchase) of FHLB-NY stock                                        864              (1,677)               1,992
  Proceeds from loans sold                                                    9,358               2,453                1,260
  Proceeds from sale of other real estate owned                                   -                   -                  553
  Additions to premises and equipment                                        (2,779)             (1,166)              (1,172)
                                                                 ------------------- -------------------  -------------------
          Net cash used in investing activities                             (38,166)            (65,787)             (22,587)
                                                                 ------------------- -------------------  -------------------
Cash flows from financing activities:
  Net increase in deposits                                                   26,501              22,210               61,900
  Repayment of securities repurchase agreements                                   -                   -               (4,930)
  Net (repayment of) proceeds from  FHLB advances and                             -                   -                    -
   other borrowed money                                                     (17,455)             33,345              (25,019)
  Issuance of trust preferred securities, net                                12,741                   -                    -
  Cash paid for sale of deposits                                                  -                   -              (15,383)
  Common stock repurchased                                                     (303)               (100)                 (77)
  Dividends paid                                                               (659)               (313)                (312)
                                                                 ------------------- -------------------  -------------------
          Net cash provided by financing activities                          20,825              55,142               16,179
                                                                 ------------------- -------------------  -------------------
Net (decrease) increase in cash and cash equivalents                           (386)            (11,691)               3,093
Cash and cash equivalents at beginning of the period                         23,160              34,851               31,758
                                                                 ------------------- -------------------  -------------------
Cash and cash equivalents at end of  the period                   $          22,774   $          23,160    $          34,851
                                                                 =================== ===================  ===================

Supplemental information:
Noncash Transfers-
  Securities transferred from available-for-sale to
    held-to-maturity                                              $               -   $          22,811    $               -
  Securities transferred from held-to-maturity to
    available-for-sale                                                            -                   -               45,700
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                        (492)                634                  116

Cash paid for-
  Interest                                                                    8,739               9,616               12,685
  Income taxes                                                                2,825               3,106                  473

See accompanying notes to consolidated financial statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Carver Bancorp, Inc. (on a stand-alone basis, the "Holding Company" or "Registrant"), was incorporated in May 1996 and its principal wholly owned subsidiary is Carver Federal Savings Bank (the "Bank" or "Carver Federal"). Carver Statutory Trust I (the "Trust") is another wholly owned subsidiary of the Holding Company. The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. CFSB Credit Corp. is currently inactive. The Bank owns a majority interest in Carver Asset Corporation, a real estate investment trust formed in the fourth quarter of fiscal 2003. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $0.01 per share. See Note 11 of Notes to the Consolidated Financial Statements. Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the "Company" or "Carver."

         Carver Federal's principal business consists of attracting deposit accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has six branches located throughout the City of New York that primarily serve the communities in which they operate.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Holding Company, the Bank, the Bank's wholly owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp. and CFSB Credit Corp., and Carver Statutory Trust I, a subsidiary of the Holding Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Management believes that prepayment assumptions on mortgage-backed securities are appropriate, the allowance for loan losses is adequate and real estate owned is properly valued. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal had extended mortgages and other credit instruments.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review Carver Federal's allowance for loan losses and real estate owned valuations. Such agencies may require Carver Federal to recognize additions to the allowance for loan losses or additional write downs of real estate owned based on their judgments about information available to them at the time of their examination.

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

         Loans are generally placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectibility is reasonably assured.

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

         The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

               o Establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the external auditors.

               o An average loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential one- to four-family, multifamily, nonresidential and construction properties, which also includes consumer and business loans.

               o An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

         Recognition is also given to the changed risk profile brought about by business combinations, customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York City metropolitan area.

         The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

         A loan is considered to be impaired, as defined by Statement of Financial Accounting Standards ("SFAS") No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" ("SFAS 114"), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

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

         Buildings and improvements         10 to 40 years
         Furnishings and equipment          3 to 10 years
         Leasehold improvements             Lesser of useful life or remaining
                                              term of lease

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

         Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred. The Bank had no real estate owned as of March 31, 2004.


IDENTIFIABLE INTANGIBLE ASSETS

         Carver Federal adopted Statement of Financial Accounting Standards No.142 ("SFAS No. 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS" on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

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

INCOME TAXES

         Carver Federal accounts for income taxes using the asset and liability method. Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT

         The Company annually evaluates long-lived assets, certain identifiable intangibles, deferred cost and goodwill for indication of impairment in value. There has been no impairment for the past three years. When required, asset impairment will be recorded as an expense in the current period.

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

PENSION PLANS

         In February 1998, the FASB issued SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Carver Federal has made the required disclosures in the accompanying Notes to the Consolidated Financial Statements.

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

         Carver Federal applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for our stock-based Plan under which there is no charge to earnings for stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

         Alternatively, Carver Federal could have accounted for its Stock Option Plan under SFAS 123, under which compensation cost for stock option awards would be calculated and recognized over the service period (generally equal to the vesting period). Had Carver Federal applied SFAS 123 for its Stock Option Plan, net income and earnings per common share would have been to the pro forma amounts indicated below for the years ended March 31:

                                                                         2004               2003              2002
                                                                    --------------    ---------------   ---------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) available to common shareholders:
    As reported                                                            $4,642             $3,634            $4,517
          Total stock-based employee compensation expense
          determined under fair value based methods for
          all awards, net of related tax effects                             (158)               (88)             (102)
                                                                    --------------    ---------------   ---------------
    Pro forma                                                             $ 4,484            $ 3,546           $ 4,415
                                                                    ==============    ===============   ===============

Basic earnings (loss) per share:
    As reported                                                             $2.03              $1.59             $1.98
    Pro forma                                                                1.96               1.55              1.94

Diluted earnings (loss) per share:
    As reported                                                             $1.87              $1.52             $1.89
    Pro forma                                                                1.81               1.48              1.85

Weighted average number of shares outstanding                           2,283,802          2,290,934         2,276,920

         The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 2.50%, 2.50% and 4.50%, for the relevant fiscal years ended March 31, 2004, 2003 and 2002 ("fiscal 2004", "fiscal 2003" and "fiscal 2002"), respectively; volatility of 45% for fiscal 2004 and 30% fiscal 2003 and fiscal 2002; expected dividend yield was calculated using annual dividends of $0.20 per share for fiscal 2004 and fiscal 2003 and $0.05 for fiscal 2002; and an expected life of five years for employee option grants and seven years for directors option grants.

         The Holding Company's management recognition and retention plan ("MRP") is also accounted for in accordance with Accounting Principles Board Opinion No.
25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested. When MRP shares become vested, the Company records a credit to additional paid-in capital for tax benefits attributable to any MRP deductions in excess of the grant-date fair value charged to expense, for financial reporting purposes.


RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform with the current year presentation.

NOTE 2. SECURITIES

         The following is a summary of securities at March 31, 2004:

                                                                       GROSS UNREALIZED
                                                                       ----------------
                                                      CARRYING                                 ESTIMATED
                                                       VALUE          GAINS        LOSSES      FAIR-VALUE
                                                    -------------  ------------  ------------  -----------
                                                                     (DOLARS IN THOUSANDS)
Available-for-Sale:
Mortgage-backed securities:
 Pass-through certificates:
  Government National Mortgage Association              $ 55,703         $ 169        $ (360)    $ 55,512
  Federal Home Loan Mortgage Corporation                   6,753            52           (93)       6,712
  Federal National Mortgage Association                   12,657            47           (78)      12,626
                                                    -------------  ------------  ------------  -----------
    Total mortgage-backed securities                      75,113           268          (531)      74,850
Equity Securities                                             48            10             -           58
U.S. Government Agency Securities                         21,200           296            (1)      21,495
                                                    -------------  ------------  ------------  -----------
    Total available-for-sale                              96,361           574          (532)      96,403
                                                    -------------  ------------  ------------  -----------

HELD-TO-MATURITY:
Mortgage-backed securities:
 Pass-through certificates:
  Government National Mortgage Association                 1,465            96             -        1,561
  Federal Home Loan Mortgage Corporation                  21,305           362            (1)      21,666
  Federal National Mortgage Association                   20,386            94          (234)      20,246
  Small Business Administration                              318             3             -          321
                                                    -------------  ------------  ------------  -----------
    Total mortgage-backed securities                      43,474           555          (235)      43,794
U.S. Government Agency Securities                              -             -             -            -
    Total held-to-maturity                                43,474           555          (235)      43,794
                                                    -------------  ------------  ------------  -----------
    Total securities                                   $ 139,835       $ 1,129        $ (767)    $166,598
                                                    =============  ============  ============  ===========

         The following is a summary of securities at March 31, 2003:

                                                                       GROSS UNREALIZED
                                                                       ----------------
                                                      CARRYING                                 ESTIMATED
                                                        VALUE        GAINS        LOSSES      FAIR VALUE
                                                     ------------  -----------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association            $ 47,066        $ 184        $ (130)     $ 47,120
    Federal Home Loan Mortgage Corporation                19,614           90           (11)       19,693
    Federal National Mortgage Association                 23,286          216           (32)       23,470
                                                     ------------  -----------  ------------  ------------
      Total mortgage-backed securities                    89,966          490          (173)       90,283
U.S. Government Agency Securities                         38,187          585             -        38,772
                                                     ------------  -----------  ------------  ------------
      Total available-for-sale                           128,153        1,075          (173)      129,055
                                                     ------------  -----------  ------------  ------------

HELD-TO-MATURITY:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association               2,473          157             -         2,630
    Federal Home Loan Mortgage Corporation                27,482          682             -        28,164
    Federal National Mortgage Association                  6,203          177             -         6,380
    Small Business Administration                            372            -            (3)          369
                                                     ------------  -----------  ------------  ------------
      Total mortgage-backed securities                    36,530        1,016            (3)       37,543
                                                     ------------  -----------  ------------  ------------
      Total held-to-maturity                              36,530        1,016            (3)       37,543
                                                     ------------  -----------  ------------  ------------
      Total securities                                  $164,683      $ 2,091        $ (176)     $166,598
                                                     ============  ===========  ============  ============

         The net unrealized gain on available-for-sale securities was $42,000 ($26,000 after taxes) at March 31, 2004 as compared to $902,000 ($750,000 after taxes) at March 31, 2003. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management's intention to hold these securities in portfolio until maturity. A related unrealized gain of $468,000 was recorded as a separate component of stockholders' equity and is being amortized over the remaining lives of the securities as an adjustment to yield. As of March 31, 2004 the carrying value of these securities is $18.1 million and a related unrealized gain of $232,000 (net of amortization) continues to be reported. Changes in unrealized holding gains and losses between fiscal 2004 and fiscal 2003 resulted in an after-tax decrease in stockholders' equity of $492,000. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

           Sales of available-for-sale securities resulted in gross realized gains during fiscal 2004 and the fiscal year ended March 31, 2002 of $31,000 and $1.4 million, respectively. There were no sales of securities in fiscal 2003.

           The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2004, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

                                    CARRYING        FAIR
                                     VALUE          VALUE
                                  ------------   ------------
                                        (IN THOUSANDS)

AVAILABLE-FOR-SALE :
Less than one year                    $ 6,452        $ 6,461
One through five years                 15,707         16,058
Five through ten years                      -              -
After ten years                        74,202         73,884
                                  ------------   ------------
                                      $96,361        $96,403
                                  ============   ============
HELD-TO-MATURITY:
Less than one year                         12             12
One through five years                    174            183
Five through ten years                      -              -
After ten years                        43,288         43,599
                                  ------------   ------------
                                      $43,474        $43,794
                                  ============   ============

           The unrealized losses and fair value of securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer were as follows:

                                                    MARCH 31, 2004
                             --------------------------------------------------------------
                             Less than 12 months 12 months or longer          Total
                             ------------------- -------------------   --------------------
                             Unrealized   Fair   Unrealized   Fair     Unrealized  Fair
                              Losses     Value    Losses      Value     Losses     Value
                             ---------- ---------  -------- ---------- --------- ----------
                                                    (IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities      $ (342) $ 32,035    $ (189)  $ 15,220    $ (531)  $ 47,255
U.S. Government Agency
  Securities                        (1)    6,394         -          -        (1)     6,394
                             ---------- ---------  -------- ---------- --------- ----------
  Total available-for-sale        (343)   38,429      (189)    15,220      (532)    53,649
                             ---------- ---------  -------- ---------- --------- ----------
HELD-TO-MATURITY:
Mortgage-backed securities        (226)   17,951        (9)     1,379      (235)    19,330
                             ---------- ---------  -------- ---------- --------- ----------
  Total securities              $ (569) $ 56,380    $ (198)  $ 16,599    $ (767)  $ 72,979
                             ========== =========  ======== ========== ========= ==========

NOTE 3. LOANS RECEIVABLE, NET

         A summary of loans receivable, net follows:

                                                            MARCH 31,
                                   ---------------------------------------------------------
                                              2004                           2003
                                   ---------------------------    --------------------------
                                      AMOUNT       PERCENT           AMOUNT      PERCENT
                                   ------------- -------------    --------------------------
                                                    (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family                  $ 98,645         27.80 %       $ 71,735        24.20 %
  Multifamily                           120,252         33.88          131,749        44.45
  Nonresidential                        102,641         28.92           79,244        26.74
  Construction                           27,376          7.71           11,539         3.89
  Construction loans in process               -             -                -            -
Consumer and business                     6,010          1.69            2,125         0.72
                                   ------------- -------------    --------------------------
Total gross loans                       354,924        100.00 %        296,392       100.00 %
                                                 =============                 =============

ADD:
Premium on loans                          1,264                            867
LESS:
Deferred fees and loan discounts           (163)                          (363)
Allowance for loan Losses                (4,125)                        (4,158)
                                   -------------                  -------------
Total                                 $ 351,900                      $ 292,738
                                   =============                  =============

         At March 31, 2004, 91.0% of the Company's real estate loans receivable were principally secured by properties located in the State of New York.

         The mortgage loan portfolios serviced for Fannie Mae are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $11.7 million, $4.1 million and $2.9 million at March 31, 2004, 2003 and 2002, respectively. Custodial escrow balances, maintained in connection with the foregoing loan servicing, were approximately $40,000, $16,000 and $28,000 at March 31, 2004, 2003 and 2002, respectively.
During the year ended March 31, 2004 the Bank sold $9.4 million in loans with a gain of $118,000 recognized, as compared to $2.5 million in loans sold during fiscal 2003 and a minimal gain recognized.

         The following is an analysis of the allowance for loan losses:

                                                                       YEAR ENDED MARCH 31,
                                                               --------------------------------------
                                                                2004            2003            2002
                                                               ------          ------          ------
                                                                      (DOLLARS IN THOUSANDS)
        Balance at beginning of the year                       $4,158          $4,128          $3,551
        Provision charged to operations                           -               -               900
        Recoveries of amounts previously charged off              292             258             177
        Loans charged-off                                        (325)           (228)           (500)
                                                               ------          ------          ------
        Balance at ending of the year                          $4,125          $4,158          $4,128
                                                               ======          ======          ======

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

         At March 31, 2004, 2003 and 2002 the recorded investment in impaired loans was $2.1 million, $1.8 million and $2.8 million, respectively all of which represented non-accrual loans. The related allowance for credit losses was approximately $317,000 and $195,000 at March 31, 2004 and 2003, respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2004, 2003 and 2002 was approximately $2.0 million, $1.8 million and $2.3 million, respectively. For the fiscal years ended March 31, 2004, 2003 and 2002, the Company did not recognize any interest income on these impaired loans. Interest income of $185,000, $173,000 and $288,000, respectively, for the fiscal years ended March 31, 2004, 2003 and 2002 would have been recorded on impaired loans had they performed in accordance with the original contract.

         At March 31, 2004 and 2003, there were no loans to officers or directors.

NOTE 4. PREMISES AND EQUIPMENT, NET

         The detail of premises and equipment is as follows:

                                                                   MARCH 31,
                                                          ------------------------------
                                                              2004             2003
                                                          --------------   -------------
                                                               (DOLLARS IN THOUSANDS)
Land                                                              $ 415           $ 415
Building and improvements                                         8,838           8,477
Leasehold improvements                                            1,976             975
Furniture and Equipment                                           6,799           5,383
                                                          --------------   -------------
                                                                 18,028          15,250
Less accumulated depreciation and amortization                    6,202           5,057
                                                          --------------   -------------
                                                               $ 11,826        $ 10,193
                                                          ==============   =============

         Depreciation and amortization charged to operations for the fiscal years ended March 31, 2004, 2003 and 2002 amounted to $1.1 million, $1.2 million and $1.2 million, respectively.


NOTE 5. ACCRUED INTEREST RECEIVABLE

           The detail of accrued interest receivable is as follows:

                                                                       MARCH 31,
                                                            -------------------------------
                                                                 2004             2003
                                                            --------------   --------------
                                                                   (DOLLARS IN THOUSANDS)
Loans receivable                                                  $ 1,683          $ 1,984
Mortgage-backed securities                                            580              716
Investments and other interest bearing assets                         226              646
                                                            --------------   --------------
Total accrued interest receivable                                 $ 2,489          $ 3,346
                                                            ==============   ==============


NOTE 6. IDENTIFIABLE INTANGIBLE ASSETS

         The identifiable intangible assets relate to the acquisition of the Bedford-Stuyvesant branch office. Details follow:

                                                          MARCH 31,
                          ------------------------------------------------------------------------
                                         2004                                  2003
                          -----------------------------------   ----------------------------------
                                                   (DOLLARS IN THOUSANDS)
                            Gross                     Net         Gross                    Net
                          Carrying    Accumulated  Carrying     Carrying   Accumulated  Carrying
                            Value     Amortization   Value        Value   Amortization    Value
                          ----------  ------------ ----------   --------- ------------- ----------
Core deposit premiums         $ 582         $ 582        $ -        $ 582        $ 410      $ 172
Other                            22            22          -           22           16          6
                          ----------  ------------ ----------   --------- ------------- ----------
                              $ 604         $ 604        $ -        $ 604        $ 426      $ 178
                          ==========  ============ ==========   ========= ============= ==========

NOTE 7.  DEPOSITS

         Deposit balances and weighted average stated interest rates at March 31 follow:

                                ------------------------------------------    -----------------------------------------
                                                    2004                                          2003
                                ------------------------------------------    -----------------------------------------
                                              PERCENT OF                                    PERCENT OF
                                                TOTAL           WEIGHTED                      TOTAL          WEIGHTED
                                   AMOUNT      DEPOSITS       AVERAGE RATE      AMOUNT       DEPOSITS      AVERAGE RATE
                                ------------- -------------   ------------    ------------- ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Non-interest -bearing demand        $ 20,966           5.6 %              %       $ 16,539          4.8 %              %           -
NOW demand                            22,671           6.0           0.30           18,190          5.2           0.53
Savings and clubs                    131,120          35.1           0.60          128,935         37.1           1.06
Money Market savings                  30,842           8.3           0.74           20,735          6.0           0.92
Certificates of deposit              168,066          45.0           1.97          162,765         46.9           2.20
                                ------------- -------------   ------------    ------------- ------------   ------------
Total                              $ 373,665         100.0 %         1.18 %      $ 347,164        100.0 %         1.51 %
                                ============= =============                   ============= ============

         Scheduled maturities of certificates of deposit follow:

                                                        MARCH 31,
                                              -----------------------------
                                                  2004            2003
                                              -------------   -------------
                                                     (IN THOUSANDS)
Certificates of deposit by remaining
term to contractual maturity:
     Within one year                             $ 127,739       $ 127,668
     After one but within two years                 15,817          12,492
     After two but within three years                6,573          10,387
     After three years                              17,937          12,218
                                              -------------   -------------
                 Total                           $ 168,066       $ 162,765
                                              =============   =============

         The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $104.3 million at March 31, 2004 compared to $100.1 million at March 31, 2003.

         Interest expense on deposits for the years ended March 31 follows:

                                             2004           2003           2002
                                         -------------  -------------  -------------
                                                       (IN THOUSANDS)
NOW demand                                    $    85        $   131        $   237
Savings and clubs                               1,000          1,477          2,342
Money market savings                              235            189            302
Certificates of deposit                         3,316          3,975          5,263
                                         -------------  -------------  -------------
                                                4,636          5,772          8,144
Mortgagors deposits                                24              -              -
Penalty for early withdrawal of
  certificates of deposit                         (11)           (12)           (17)
                                         -------------  -------------  -------------
    Total interest expense                    $ 4,649        $ 5,760        $ 8,127
                                         =============  =============  =============

NOTE 8.  BORROWED MONEY


         FEDERAL HOME LOAN BANK ADVANCES ("FHLB"). FHLB advances and weighted average interest rates at March 31 follow, by remaining period to maturity:

                            ---------------------------     ---------------------------
                                        2004                            2003
                            ---------------------------     ---------------------------
                                              (DOLLARS IN THOUSANDS)
      Maturing
     YEAR ENDED               WEIGHTED                        WEIGHTED
      March 31,             AVERAGE RATE      AMOUNT        AVERAGE RATE      AMOUNT
   --------------           -------------   -----------     -------------   -----------
        2004                           - %      $   -             - 1.93 %     $ 18,250
        2005                        4.05         26,000             4.05         26,000
        2006                        3.46         32,840             3.46         32,840
        2007                        4.42         28,134             4.42         28,134
        2008                        3.49          3,300             3.49          3,300
        2009                        2.86          1,000             -             -
        2012                        3.50            242            3.50             265
                            -------------   -----------     -------------   -----------
                                    3.92 %      $91,516            3.59 %      $108,789
                            =============   ===========     =============   ===========

         As a member of the FHLB, the Bank may have outstanding FHLB borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $134.7 million at March 31, 2004. Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans and securities) not otherwise pledged. At March 31, 2004 and 2003, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB of New York totaling $4.6 million and $5.4 million, respectively and a blanket assignment of the Bank's unpledged qualifying mortgage, mortgage-backed securities and investment portfolios.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. In securities sold under agreements to repurchase, the Bank borrows funds through the transfer of debt securities to the FHLB, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. At March 31, 2004 and 2003 there were no securities sold under agreements to repurchase outstanding.

         SUBORDINATED DEBT SECURITIES. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a current rate of 4.16%.

         The following table sets forth certain information regarding Carver Federal's borrowings at the dates and for the periods

                                                                                           AT OR FOR THE YEAR ENDED
                                                                                                   MARCH 31,
                                                                                        --------------------------------
                                                                                            2004               2003
                                                                                        --------------     -------------
                                                                                              (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of period:
  FHLB advances                                                                              $ 91,516         $ 108,789
  Guaranteed preferred beneficial interest in junior subordinated debentures                   12,741                 -
  Loan for employee stock ownership plan                                                           25               207

Weighted average rate paid at period end:
  FHLB advances                                                                                 3.92%             3.59%
  Guaranteed preferred beneficial interest in junior subordinated debentures                    4.20%                 -
  Loan for employee stock ownership plan                                                        4.00%             4.00%

Maximum amount of borrowing outstanding at any month end:
  FHLB advances                                                                              $112,030         $ 108,789
  Guaranteed preferred beneficial interest in junior subordinated debentures                   12,742                 -
  Loan for employee stock ownership plan                                                          207               389

Approximate average amounts outstanding for period:
  FHLB advances                                                                              $ 99,359          $ 80,541
  Guaranteed preferred beneficial interest in junior subordinated debentures                    6,854                 -
  Loan for employee stock ownership plan                                                          137               320

Approximate weighted average rate paid during period (1):
  FHLB advances                                                                                 3.74%             3.99%
  Guaranteed preferred beneficial interest in junior subordinated debentures                    4.78%                 -
  Loan for employee stock ownership plan                                                        4.07%             4.24%

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

NOTE 9. INCOME TAXES

         The components of income tax expense for the years ended March 31 are as follows:

                                                            2004           2003            2002
                                                       -------------  -------------   -------------
                                                                     (IN THOUSANDS)
Federal income tax expense (benefit):
    Current                                                 $ 1,634        $ 4,200           $ 569
    Deferred                                                    427         (1,626)          1,792
                                                       -------------  -------------   -------------
                                                              2,061          2,574           2,361
                                                       -------------  -------------   -------------
State and local income tax expense (benefit):
    Current                                                     342          1,104             913
    Deferred                                                     90           (645)             46
                                                       -------------  -------------   -------------
                                                                432            459             959
                                                       -------------  -------------   -------------

Valuation allowance                                               -              -          (2,439)

Total provision for income tax                              $ 2,493        $ 3,033           $ 881
                                                       =============  =============   =============

         The reconciliation of the expected federal income tax rate to the consolidated effective tax rate for fiscal years ended March 31 follows:

                                                                   2004                     2003                      2002
                                                          ----------------------   ----------------------   -----------------------
                                                            AMOUNT     PERCENT       AMOUNT     PERCENT        AMOUNT     PERCENT
                                                          -----------  ---------   ------------ ---------   ------------- ---------
                                                                                   (DOLLARS IN THOUSANDS)
Statutory Federal income tax                                 $ 2,493       34.0 %      $ 2,334      34.0 %       $ 1,902      34.0 %
State and local income taxes, net of Federal tax benefit         285        3.9            303       4.4             632      11.3
Change in valuation allowance                                      -          -              -         -          (2,439)    (43.6)
Other                                                           (285)      (3.9)           396       5.8             786      14.0
                                                          -----------  ---------   ------------ ---------   ------------- ---------

Total income tax expense                                     $ 2,493       34.0 %      $ 3,033      44.2 %         $ 881      15.7 %
                                                          ===========  =========   ============ =========   ============= =========

         Carver Federal's stockholders' equity includes approximately $2.8 million at each of March 31, 2004, 2003 and 2002 which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

         Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 of the years indicated follow:

                                                              2004         2003
                                                          -----------  -----------
                                                                (IN THOUSANDS)
Deferred tax assets
    Income from affiliate                                    $ 1,943      $ 2,050
    Allowance for loan losses                                  1,414        1,414
    Deferred loan fees                                            52          287
    Compensation and benefit plans                               100          281
    Reserves for losses on other assets                           20           22
    Non-accrual loan interest                                    242          194
    Contributions carryforward                                     -            1
                                                          -----------  -----------

        Total deferred tax assets before valuation
          allowance                                            3,771        4,249
        Valuation allowance                                        -            -
                                                          -----------  -----------
        Total deferred tax assets                              3,771        4,249
                                                          -----------  -----------

Deferred tax liabilities
    Unrealized gain on available-for-sale securities             159          616
    Identifiable Intangibles                                       -           71
    Depreciation                                                 393          283
                                                          -----------  -----------
        Total deferred tax liabilities                           552          970
                                                          -----------  -----------

Net deferred tax assets                                      $ 3,219      $ 3,279
                                                          ===========  ===========

         A valuation allowance against the deferred tax assets at March 31, 2004 and 2003 was not established since it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset.

NOTE 10. EARNINGS PER COMMON SHARE

         The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

                                                                                     YEAR ENDED MARCH 31,
                                                                          --------------------------------------------
                                                                              2004           2003            2002
                                                                          -------------  -------------   -------------
                                                                                        (IN THOUSANDS)
Net income                                                                     $ 4,839        $ 3,831         $ 4,713
Preferred stock dividends                                                         (197)          (197)           (197)
                                                                          -------------  -------------   -------------
Net income - basic                                                               4,642          3,634           4,516
Impact of potential conversion of convertible preferred stock to common
stock                                                                              197            197             197
                                                                          -------------  -------------   -------------
Net income - diluted                                                           $ 4,839        $ 3,831         $ 4,713
                                                                          =============  =============   =============

Weighted average common shares outstanding - basic                               2,284          2,291           2,277
Effect of dilutive securities convertible preferred stock and options              305            235             218
                                                                          -------------  -------------   -------------
Weighted average common shares outstanding - diluted                             2,589          2,526           2,495
                                                                          =============  =============   =============

NOTE 11. STOCKHOLDERS' EQUITY

         CONVERSION AND STOCK OFFERING. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21.5 million. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $2.1 million (unaudited), and $2.1 million (unaudited) at March 31, 2004 and 2003, respectively, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Holding Company's common stock were outstanding. The Bank is not permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

         CONVERTIBLE PREFERRED STOCK. On January 11, 2000, the Holding Company sold, pursuant to a Securities Purchase Agreement, dated January 11, 2000, in a private placement 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). In addition, Carver Federal entered into a Registration Rights Agreement, dated January 11, 2000, with MSDW and Provender. The gross proceeds from the private placement were $2.5 million. On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc.

         The Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock") accrue annual dividends at $1.97 per share. Dividends are payable semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock is convertible at the option of the holder, at any time, into
2.08333 shares of Carver Federal's Common Stock, subject to certain antidilution adjustments. The Holding Company may redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver Federal, whether voluntary or involuntary, the holders of the shares of Preferred Stock shall be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock is entitled to one vote for each share of Common Stock into which the Preferred Stock can be converted.

         At March 31, 2004 unpaid accrued dividends related to the Preferred Stock amounted to $58,000.

         REGULATORY CAPITAL. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The Office of Thrift Supervision ("OTS") has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 2.0% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2004 and 2003, the Bank exceeded all of its regulatory capital requirements.

         The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 2004 and 2003 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

                                                          MINIMUM CAPITAL     CLASSIFICATION AS
                                      BANK ACTUAL           ADEQUACY          WELL CAPITALIZED
                                   ------------------   --------------------  ------------------
                                    AMOUNT     RATIO      AMOUNT      RATIO    AMOUNT    RATIO
                                   ---------- -------   ----------- --------  --------- --------
                                                      (DOLLARS IN THOUSANDS)
March 31, 2004
--------------
Tangible capital                    $ 57,191    10.6 %    $ 10,776      2.0 %      N/A      N/A %
Leverage capital                      57,191    10.6        21,553      4.0     26,941      5.0
Risk-based capital:
      Tier 1                        $ 57,191    16.5      $ 13,863      4.0   $ 20,794      6.0
      Total                           61,316    17.7        27,726      8.0     34,657     10.0

March 31, 2003
--------------
Tangible capital                    $ 39,725     7.8 %    $ 10,170      2.0 %      N/A      N/A %
Leverage capital                      39,725     7.8        20,341      4.0     25,426      5.0
Risk-based capital:
      Tier 1                        $ 39,725    12.8      $ 12,422      4.0   $ 18,633      6.0
      Total                           43,610    14.0        24,844      8.0     31,055     10.0

         The following table reconciles the Bank's stockholders' equity at March 31, 2004, in accordance with accounting principles generally accepted in the U.S. to regulatory capital requirements:

                                                                                REGULATORY CAPITAL REQUIREMENTS
                                                                --------------------------------------------------------------
                                                                    GAAP           TANGIBLE        LEVERAGE       RISK-BASED
                                                                   CAPITAL         CAPITAL         CAPITAL         CAPITAL
                                                                --------------  --------------  --------------  --------------
                                                                                        (IN THOUSANDS)
Stockholders' Equity at March 31, 2004 (1)                           $ 57,442        $ 57,442        $ 57,442        $ 57,442

Add:
   General valuation allowances                                                             -               -           4,125
Deduct:
   Unrealized loss on securities available-for-sale, net                                 (251)           (251)           (251)
   Goodwill and qualifying intangible assets                                                -               -               -
                                                                                --------------  --------------  --------------
Regulatory Capital                                                                     57,191          57,191          61,316
Minimum Capital requirement                                                            10,776          21,553          27,726
                                                                                --------------  --------------  --------------
Regulatory Capital Excess                                                            $ 46,415        $ 35,638        $ 33,590
                                                                                ==============  ==============  ==============

         COMPREHENSIVE INCOME. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. The Holding Company has reported its comprehensive income for fiscal 2004 and 2003 in the consolidated statements of changes in stockholders' equity and comprehensive income. Carver Federal's other comprehensive income or loss (other than net income), which is attributable to unrealized gains and losses on securities, for the year ended March 31, 2004 and 2003 were $258,000 and $750,000, respectively. Included in the amounts at March 31, 2004 and 2003 was $232,000 and $255,000, respectively, relating to an unrealized gain on available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity. This unrealized gain is an unrealized gain reported as a separate component of stockholders' equity and is amortized over the remaining lives of the securities as an adjustment to yield.

NOTE 12. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

         PENSION PLAN. Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver Federal's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended March 31, 2001.

         The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

                                                                2004            2003
                                                            -------------  ---------------
                                                                  (IN THOUSANDS)
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year            $ 2,752          $ 2,623
Interest cost                                                        172              178
Actuarial loss                                                        43              182
Benefits paid                                                       (231)            (231)
                                                            -------------  ---------------
Projected benefit obligation at end of year                      $ 2,736          $ 2,752
                                                            =============  ===============

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year                   $ 2,907          $ 3,369
Actual return on plan assets                                         392             (231)
Benefits paid                                                       (231)            (231)
                                                            -------------  ---------------
Fair value of plan assets at end of year                         $ 3,068          $ 2,907
                                                            =============  ===============

Funded status                                                      $ 332            $ 155
Unrecognized (gain) / loss                                           (33)              93
                                                            -------------  ---------------
Accrued pension cost                                               $ 299            $ 248
                                                            =============  ===============

         Net periodic pension benefit included the following components for the years ended March 31 are:

                                                         2004            2003            2002
                                                     -------------   --------------   ------------
                                                                     (IN THOUSANDS)
Interest cost                                               $ 172            $ 178          $ 182
Expected return on plan assets                               (223)            (260)          (279)
Amortization of:
   Unrecognized (gain)                                          -              (19)           (56)
                                                     -------------   --------------   ------------
Net periodic pension (benefit)                              $ (51)          $ (101)        $ (153)
                                                     =============   ==============   ============

         Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are:

                                                                 2004             2003            2002
                                                              ------------   ---------------   ------------
Annual salary increase (1)                                           N/A               N/A            N/A
Expected Long-term return on assets                                 8.00%             8.00%          8.00%
Discount rate used in measurement of benefit obligations            6.50%             6.50%          7.00%

(1) The annual salary increase rate is not applicable as the plan is frozen.

         SAVINGS INCENTIVE PLAN. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Pursuant to the plan, Carver may make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee up to 2% of the employee's annual pay, subject to IRS limitations. This non-elective Carver contribution may be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the non-elective Carver contribution, the employee must have completed at least one year of service and be employed as of the last day of the plan year, December 31. In addition, Carver matches contributions to the plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the non-elective Carver contribution, if awarded, vests over a five-year period. Total savings incentive plan expenses for the years ended March 31, 2004, 2003 and 2002 were $95,000, $127,000 and $60,000, respectively.

         DIRECTORS' RETIREMENT PLAN. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director. The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

                                                                2004         2003
                                                             ------------ ------------
                                                                  (IN THOUSANDS)
Change in projected benefit obligation during the year
Projected benefit obligation at beginning of year                  $ 200        $ 264
Interest cost                                                         12           17
Actuarial (gain)                                                       -          (38)
Benefits paid                                                        (43)         (43)
                                                             ------------ ------------
    Projected benefit obligation at end of year                    $ 169        $ 200
                                                             ============ ============
Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year                    $    -        $   -
Employer contributions                                                43           43
Benefits paid                                                        (43)         (43)
                                                             ------------ ------------
Fair value of plan assets at end of year                             $ -        $   -
                                                             ============ ============
Funded Status                                                     $ (169)       $(200)
Unrecognized (gain)                                                  (17)         (17)
                                                             ------------ ------------
Accrued pension cost                                              $ (186)      $ (217)
                                                             ============ ============

         Net periodic pension cost for the years ended March 31, 2004, 2003 and 2002 included the following:

                                                   2004           2003           2002
                                               -------------   ------------   ------------
                                                                  (IN THOUSANDS)
Interest cost                                          $ 12           $ 17           $ 19
                                               -------------   ------------   ------------
Net periodic pension cost                              $ 12           $ 17           $ 19
                                               =============   ============   ============

          The actuarial assumptions used in determining plan benefits include a discount rate of 6.5%, 6.5% and 7.25% for the years ended March 31, 2004, 2003 and 2002, respectively.


         MANAGEMENT RECOGNITION PLAN ("MRP"). The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. In addition, the MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. On September 23, 2003, the MRP was amended to increase the number of shares available to 119,431. Pursuant to the MRP, the Bank recognized $128,000, $79,000 and $119,000 as expense for the years ended March 31, 2004, 2003 and 2002, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN. Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,320 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering. The term loan principal is payable over forty equal quarterly installments through September 2004. Interest on the term loan is payable quarterly, initially at a rate of 3.00% over the average federal funds rate. On May 20, 2002, the term loan was modified to provide for interest at a fixed rate of 4% per annum. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $0, $172,000 and $174,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

         The ESOP shares at March 31 follow:

                                      2004           2003
                                   ------------   ------------
                                         (IN THOUSANDS)
Allocated shares                           177            163
Unreleased shares                            5             19
                                   ------------   ------------
Total ESOP shares                          182            182
                                   ============   ============

Fair value of unreleased shares          $ 117          $ 261
                                   ============   ============

         STOCK OPTION PLAN. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the "Plan") to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan is 338,862. At March 31, 2004, there were 229,636 options outstanding and 108,925 were exercisable. Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years. Under the Plan, as amended, option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service. In some instances, portions of option grants vest at the time of the grant. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

         Information regarding stock options as of and for the years ended March 31 follows:

                                                 2004                    2003                    2004
                                        --------------------    --------------------    --------------------
                                                    WEIGHTED                WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                    EXERCISE                EXERCISE                EXERCISE
                                        OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                        -------    ---------    -------    ---------    -------    ---------
Outstanding, beginning of year          192,176    $  10.07     134,767    $   9.10     112,963    $   9.17
Granted                                  43,638       16.35      65,142       12.05      59,767        9.86
Exercised                                   (77)      12.06        (333)       9.93      (2,500)       6.75
Forfeited                                (6,101)      10.39      (7,400)      10.14     (35,463)      10.61
                                        -------                 -------                 -------
Outstanding, end of year                229,636       11.25     192,176       10.07     134,767        9.10
                                        =======                 =======                 =======
Exercisable at year end                 108,636           -     106,020           -      65,600           -

         Information regarding stock options at March 31, 2004 follows:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             -----------------------------------------       ---------------------------
                                              WEIGHTED      WEIGHTED                         WEIGHTED
                                              AVERAGE       AVERAGE                           AVERAGE
      Range of                               REMAINING      EXERCISE                         EXERCISE
   Exercise Prices              SHARES          LIFE         PRICE              SHARES         PRICE
----------------------       -------------  -------------  -----------       -------------  ------------
     $ 8.00    $ 8.99              68,000    6 years          $  8.24             50,000        $ 8.26
       9.00      9.99              46,560    7 years             9.86             32,369          9.83
      10.00     10.99               7,000    7 years            10.53              4,600         10.54
      11.00     11.99               2,500    9 years            11.28                833         11.28
      12.00     12.99              61,176    8 years            12.08             20,123         12.08
      13.00     13.99               1,000    4 years            13.81              1,000         13.81
      15.00     15.99              10,000    9 years            15.96                  -             -
      16.00     16.99              33,019    9 years            16.41                  -             -
      21.00     21.99                 381    10 years           21.76                  -             -
                             -------------                                   -------------
 Total                            229,636                                        108,925
                             =============                                   =============

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

         The Bank has outstanding various commitments as follows:

                                                                       MARCH 31,
                                                             -------------------------------
                                                                  2004             2003
                                                             ---------------   -------------
                                                                       (IN THOUSANDS)
Commitments to originate mortgage loans                            $ 71,114        $ 10,643
Commitments to originate consumer loans                               2,844           2,464
Letters of Credit                                                     1,908           1,908
                                                             ---------------   -------------
        Total                                                      $ 75,866        $ 15,015
                                                             ===============   =============

         At March 31, 2004, of the $71.1 million in outstanding commitments to originate mortgage loans, $58.8 million represented commitments to originate non-residential mortgage loans at variable rates within a range of 5.45% to 7.25%, $5.9 million represented the balance of all other real estate loans at fixed rates between 4.50% to 6.50% and $6.4 million represented construction loans at an average rate of 4.79%.

         At March 31, 2004, undisbursed funds from approved consumer lines of credit, primarily credit cards, totaled $2.4 million. Such lines consist of unsecured and secured lines of credit of $2.1 million and $281,000 respectively. All such lines carry adjustable rates. At March 31, 2004, undisbursed funds from approved unsecured commercial lines of credit totaled $45,000. At March 31, 2004, the Bank maintains one letter of credit in the amount of $1.9 million.

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

         Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $245,000, $186,000, and $142,000 for the years ended March 31, 2004, 2003 and 2002, respectively. As of March 31, 2004, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2012 follow:

          YEAR ENDING          MINIMUM
           March 31,            RENTAL
           ---------            ------
                  (In Thousands)
             2005            $ 370
             2006              374
             2007              291
             2008              281
             2009              299
       Thereafter            1,004
                      -------------
                           $ 2,619
                      =============

         The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

         LEGAL PROCEEDINGS. From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2004, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

         On or about April 29, 1999, plaintiff Reginald St. Rose ("St. Rose"), a former Carver Federal employee, filed suit against Carver Federal in the Supreme Court of the State of New York, County of New York (the "St. Rose Action"). On or about January 12, 1999, Carver Federal and St. Rose entered into an agreement (the "Agreement") providing that St. Rose would resign from Carver Federal on the terms and conditions set forth in the Agreement. In the St. Rose Action, St. Rose alleged breach of contract, promissory estoppel, and fraudulent misrepresentation related to the Agreement and St. Rose's separation from Carver Federal. St. Rose sought damages in an amount not less than $50,000 with respect to the breach of contract cause of action and sought undisclosed damages with respect to the promissory estoppel claim. Carver Federal had unasserted counterclaims against St. Rose for, among other claims, payment of certain financial obligations to Carver Federal. The parties reached a final settlement during the fourth quarter of fiscal 2004, which settlement will not have a material impact on the Bank's financial condition or results of operations.

         Carver Federal was a defendant in two actions brought by Ralph Williams ("Williams Action I" and "Williams Action II") and an action brought by Janice Pressley (the "Pressley Action") both of which arose out of events concerning the Northeastern Conference Federal Credit Union ("Northeastern"). Plaintiff Williams is a former member of the Board of Directors of Northeastern and plaintiff Pressley is former treasurer of Northeastern. Northeastern was a federal credit union, and it maintained accounts with Carver Federal and other banks in the New York metropolitan area (collectively, the "Bank Defendants"). Plaintiffs alleged that the National Credit Union Administration ("NCUA") acted improperly when it placed Northeastern into conservatorship and subsequent liquidation. In or about July 1998, Williams commenced Williams Action I in the United States District Court, District of Columbia, seeking to restrain the NCUA from executing on the conservatorship order and an order directing the Bank Defendants to "restore [their] accounts to their original status." The Bank Defendants were not served with the pleadings in Williams Action I, and the court entered judgment against them on default. After the Bank Defendants learned of this case, they made a motion in September 2001 to vacate the default judgment. In January 2004, Williams Action I was dismissed without prejudice.

         On or about November 22, 2000, Williams filed Williams Action II in the United States District Court, District of Columbia, against the NCUA and the Bank Defendants seeking damages in the amount of $1 million plus certain additional unspecified amounts for the allegedly "unauthorized" or "invalid" actions of the NCUA Board of Directors in taking control of Northeastern as well as damages for discrimination and civil rights violations. Plaintiff Pressley filed the Pressley Action in the same court against the same defendants seeking unspecified compensatory and punitive damages based on identical allegations as Williams, except that she also alleged certain claims of employment discrimination. The Bank Defendants filed a joint motion to dismiss Williams Action II, which motion was granted by the District Court and appealed by Williams. The Bank Defendants collectively filed a motion for summary affirmance of the District Court's decision on October 9, 2003, which motion was granted on April 1, 2004, resolving Williams Action I and Williams Action II in the Bank Defendants' favor. The Bank Defendants also made a joint motion to dismiss the Pressley Action. After grant of the motion and appeal by Pressley, the Court of Appeals dismissed the appeal in August 2003 and, in October 2003 with the consent of Pressley's counsel, the District Court ordered the dismissal of Pressley's case against the Bank Defendants, resolving the Pressley Action in its entirety.

         In or about January 2004, Michael Lee & Company, former accountants for Hale House Center, Inc. ("Michael Lee"), filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee. The Hale House plaintiffs have asserted claims of professional malpractice and breach of contract against Michael Lee for providing deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee's time to appeal will run until July 20, 2004.

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

COMMITMENTS

         The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2004 approximates the fees received. The fair value is not considered material.

         The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 2004 and 2003 follow:

                                                   ------------------------------------------------------
                                                             2004                         2003
                                                   --------------------------  --------------------------
                                                     Carrying     Estimated      CARRYING      ESTIMATED
                                                      Amount     Fair Value       AMOUNT       FAIR VALUE
                                                   ------------- ------------  ------------  ------------
                                                                      (IN THOUSANDS)
Financial Assets:
    Cash and cash equivalents                          $ 22,774     $ 22,774      $ 23,160      $ 23,160
    Investment securities available-for-sale             21,248       21,553        38,187        38,772
    Mortgage backed securities held-to-maturity          43,474       43,794        36,530        37,543
    Mortgage backed securities available-for-sale        75,113       74,850        89,966        90,283
    Loans receivable                                    351,900      362,684       292,738       316,073
    Accrued interest receivable                           2,489        2,489         3,346         3,346
Financial Liabilities:
    Deposits                                          $ 373,665    $ 375,294     $ 347,164     $ 349,317
    Advances from FHLB of New York                       91,516       94,469       108,789       112,443
    Other borrowed money                                 12,766       13,027           207           215

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

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2004 and 2003:

                                                                     THREE MONTHS ENDED
                                               -----------------------------------------------------------------
                                                  JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
                                               --------------   --------------   --------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2004
Interest income                                       $6,516           $6,602           $6,483           $6,633
Interest expense                                      (2,230)          (2,109)          (2,217)          (2,144)
                                               --------------   --------------   --------------   --------------
    Net interest income                                4,286            4,493            4,266            4,489
Provision for loan losses                                  -                -                -                -
Non-interest income                                    1,140            1,574            1,577              984
Non-interest expense                                  (3,780)          (3,890)          (3,971)          (3,836)
Income tax expense                                      (559)            (751)            (636)            (547)
                                               --------------   --------------   --------------   --------------
    Net income                                        $1,087           $1,426           $1,236           $1,090
                                               ==============   ==============   ==============   ==============
Earnings per common share
    Basic                                              $0.45            $0.60            $0.52            $0.46
    Diluted                                            $0.42            $0.55            $0.47            $0.42

FISCAL 2003
Interest income                                       $6,768           $6,759           $6,761           $7,101
Interest expense                                      (2,338)          (2,210)          (2,218)          (2,216)
                                               --------------   --------------   --------------   --------------
    Net interest income                                4,430            4,549            4,543            4,885
Provision for loan losses                                  -                -                -                -
Non-interest income                                      953              716              750              741
Non-interest expense                                  (3,795)          (3,533)          (3,539)          (3,837)
Income taxes (expense) benefit                          (714)            (797)            (807)            (715)
                                               --------------   --------------   --------------   --------------
    Net income (loss)                                   $874             $935             $947           $1,074
                                               ==============   ==============   ==============   ==============
Earnings (loss) per common share
    Basic                                              $0.36            $0.39            $0.39            $0.45
    Diluted                                            $0.35            $0.37            $0.38            $0.42

NOTE 16. CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                   AS OF MARCH 31,
                                                             ---------------------------
                                                                 2004          2003
                                                             -------------  ------------
                                                                    (IN THOUSANDS)
ASSETS
Cash on deposit with the Bank                                        $ 93          $ 87
Investment Securities                                                  59             -
Investment in the Subsidiaries                                     57,846        41,055
Other Assets                                                           12             -
                                                             -------------  ------------
Total assets                                                      $58,010      $ 41,142
                                                             =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Borrowings                                                        $13,144           $ -
Accounts payable to Subsidiaries                                       22             1
Other liabilities                                                     199            68
                                                             -------------  ------------
Total liabilities                                                 $13,365          $ 69
                                                             =============  ============

Stockholders' equity                                               44,645        41,073
                                                             -------------  ------------
Total liabilities and stockholders' equity                        $58,010      $ 41,142
                                                             =============  ============

CONDENSED STATEMENTS OF INCOME

                                                                  YEAR ENDED MARCH 31,
                                                      ----------------------------------------------
                                                          2004            2003             2002
                                                      -------------    ------------     ------------
                                                                     (IN THOUSANDS)
INCOME
Equity in net income from Subsidiaries                     $ 8,328         $ 7,320          $ 6,247
Interest income from deposit with the Bank                       9               6               33
Other income                                                     9               -                -
                                                      -------------    ------------     ------------
Total income                                                 8,346           7,326            6,280

EXPENSES
Interest Expense on Borrowings                                 337               -                -
Salaries and employee benefits                                 169              52               82
Legal expense                                                    -             102              236
Shareholder expense                                            458             248              296
Other                                                           50              60               72
                                                      -------------    ------------     ------------
Total expense                                                1,014             462              686

Income before income taxes                                   7,332           6,864            5,594
Income tax expense                                           2,493           3,033              881
                                                      -------------    ------------     ------------
Net income                                                 $ 4,839         $ 3,831          $ 4,713
                                                      =============    ============     ============

CONDENSED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED MARCH 31,
                                                          ----------------------------------------------
                                                             2004             2003             2002
                                                          ------------     ------------     ------------
                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    4,839       $     3,831      $     4,713
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in net income of Subsidiaries                           (8,328)          (7,320)          (6,247)
Income Taxes from the Bank                                      2,493            3,033                -
Increase (decrease) in accounts payable to Bank                    21              (13)            (104)
Increase (decrease) in other liabilities                          131           (1,182)             976
Allocation of ESOP Stock                                            -                -              206
Other,  net                                                     1,772            1,664             (844)
                                                          ------------     ------------     ------------
Net cash provided by (used in) operating activities               928               13           (1,300)
                                                          ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additional Investment in Bank                                 (13,153)               -                -
Purchase of Investment Securities                                 (59)               -                -
                                                          ------------     ------------     ------------
Net cash (used in) provided by investing activities           (13,212)               -                -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Sub Debt                                           13,144                -                -
Purchase of treasury stock, net                                  (200)             (52)             (77)
Dividends paid                                                   (654)            (313)            (312)
                                                          ------------     ------------     ------------
Net cash (used in) provided by financing activities            12,290             (365)            (389)
                                                          ------------     ------------     ------------
Net increase in cash                                                6             (352)          (1,689)

Cash and cash equivalents - beginning                              87              439            2,128
                                                          ------------     ------------     ------------
Cash and cash equivalents - ending                         $       93       $       87       $      439
                                                          ============     ============     ============

NOTE 17.  RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING AND DISCLOSURE REQUIREMENT RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

         In January 2004, the Financial Accounting Standards Board ("FASB") issued Staff position No. 106-1 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Medicare Act") for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. Carver Federal is not affected by the Medicare Act since it does not provide retiree health-care benefits.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFIT

         In December 2003, the FASB issued a revised SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NOS. 87, 88 AND 106" (SFAS No. 132(R)). SFAS No. 132 (R) requires additional disclosures to those in the original statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132 (R) also amends Accounting Principles Board ("APB") Opinion No. 28, "INTERIM FINANCIAL REPORTING," to require interim disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. SFAS No. 132 (R) is effective for financial statements for fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which is effective for fiscal years ending after June 15, 2004. As the provisions of SFAS No. 132 (R) are disclosure related, the adoption of SFAS No. 132 (R) had no impact on Carver Federal's financial condition or results of operations.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In December 2003, the FASB issued Interpretation No. 46 (revised), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R"). Fin 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FIN46 that was issued in January 2003. All public companies, such as Carver Federal, are required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R resulted in the deconsolidation of the Trust, which did not have a material impact on Carver Federal's financial condition or results of operations.

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER" (SOP No. 03-3). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 is not expected to have an impact on Carver Federal's financial condition or results of operations.


ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY"("SFAS No. 150"). The SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's earnings or financial position.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Carver Federal's financial condition or results of operations.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

         In November 2002, FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

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

         The Company will adopt the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2004. As of March 31, 2004 the Company maintains one letter of credit in the amount of $1.9 million and therefore management does not anticipate that the adoption of this interpretation will have a significant effect on the Company's earnings or financial position.

NOTE 18.  PENDING ACQUISITION

         On March 15, 2004, the Company entered into a definitive merger agreement to acquire Independence in a cash transaction valued at approximately $33 million. Under the terms of the merger agreement, Independence's stockholders will receive $21.00 in cash for each share of their common stock. The merger agreement has been approved by the directors of Independence, the Company and the Bank. The transaction, which is expected to close before the end of 2004, is subject to customary closing conditions, including regulatory approvals and the approval of Independence's shareholders. The merger agreement requires Independence to pay the Company a termination fee of $1.6 million if the merger agreement is terminated under certain circumstances following Independence's receipt of a superior acquisition proposal or $325,000 if the merger is not approved by Independence's shareholders.

         The Holding Company has made an Amended Share Voting Stipulation and Undertaking in favor of the OTS and entered into a Trust Agreement with American Stock Transfer & Trust Company pursuant to which it has placed 72,400 of the common shares of Independence owned by the Holding Company, representing approximately 4.7% of the outstanding common shares of Independence, in a non-voting trust. The shares held in the trust are shares of Independence owned by the Holding Company in excess of the 5% limit set forth in Section 10(e)(1)(A)(iii) of HOLA prior to the OTS approving the Holding Company's H-(e)3 Application to acquire Independence. Section 10(e)(1)(A)(iii) provides that a savings and loan holding company may not acquire or retain more than 5% of the outstanding voting shares of a savings association that is not a subsidiary without the prior approval of the OTS. The Trust Agreement will terminate, and the Independence common shares held in the trust will be transferred back to the Holding Company, upon the receipt by the Holding Company of the approval of the OTS to retain more than 5% of Independence's outstanding voting stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES.

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting and we did not identify any significant deficiencies or material weaknesses requiring corrective action with respect to those controls.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers and Key Managers of Carver and Carver Federal" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2004 (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

AUDIT COMMITTEE FINANCIAL EXPERT

         Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading "Corporate Governance" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required in response to this Item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required in response to this Item is incorporated by reference from the section entitled "Auditor Fee Information" in the Proxy Statement.


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed as Part of this Report

          (1) Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included under Item 8, "Financial Statement and Supplementary Data".

(b) Reports on Form 8-K Filed during the Last Quarter of the Registrant's Fiscal Year Ended March 31, 2004.

          (1) Report on Form 8-K, dated January 30, 2004, which includes information being filed pursuant to Item 12 but was not filed under Item 9, an announcement of our financial results for the third quarter ended December 31, 2003.

          (2) Report on Form 8-K, dated March 16, 2004, an announcement of the execution of an Agreement and Plan of Merger between Carver Bancorp, Inc., Carver Federal Savings Bank and Independence Federal Savings Bank.

(c) Exhibits required by Item 601 of Regulation S-K:

          See Index of Exhibits on page E-1.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CARVER BANCORP, INC.

June 22, 2004                     By   /s/ Deborah C. Wright
                                       ----------------------------------------
                                       Deborah C. Wright
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 22, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Deborah C. Wright          President, Chief Executive Officer and Director
---------------------------    (Principal Executive Officer)
Deborah C. Wright

/s/ William Gray               Senior Vice President and Chief Financial Officer
---------------------------    (Principal Financial and Accounting Officer)
William Gray

/s/ Frederick O. Terrell
---------------------------
Frederick O. Terrell           Chairman

/s/ Carol Baldwin Moody
---------------------------
Carol Baldwin Moody            Director

/s/ David L. Hinds
---------------------------
David L. Hinds                 Director

/s/ Robert Holland, Jr.
---------------------------
Robert Holland, Jr.            Director

/s/ Pazel G. Jackson
---------------------------
Pazel G. Jackson, Jr.          Director

/s/  Edward B. Ruggiero
---------------------------
Edward B. Ruggiero             Director


---------------------------
Strauss Zelnick                Director

EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------

2.1 Agreement and Plan of Merger dated as of March 15, 2004 by and between Carver Bancorp, Inc., Carver Federal Savings Bank and Independence Federal Savings Bank (10)

3.1                        Certificate of Incorporation of Carver Bancorp, Inc.
                           (1)

3.2                        Amended and Restated Bylaws of Carver Bancorp, Inc.
                           (9)

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

4.4                        Amendments to Bylaws of Carver Federal Savings Bank
                           (2)

4.5 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (4)

4.6 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (4)

10.1 Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)

10.2 Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001
                           (9)

10.3 Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9)

10.4 Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4 (9)

10.5 Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)

10.6 Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994 (1)

10.7 Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)

10.8 Carver Bancorp, Inc. Incentive Compensative Plan, effective as of September 12, 1995 (1)

10.9 Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (3)

10.10 Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (3)

Exhibit Number             Description
--------------             -----------

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

10.15 Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (7)

10.16 Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (7)

10.17 Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (7)

10.18 Employment Agreement by and between Carver Federal Savings Bank and Catherine A. Papayiannis, entered into as of April 22, 2002 (7)

10.19                      Carver Bancorp, Inc. Compensation Plan for
                           Non-Employee Directors (9)

10.20 Amendment Number One to Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9)

10.21 First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (9)

10.22 Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA
                           (9)

10.23 Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (8)

10.24 Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (8)

10.25 Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)

10.26                      Second Amendment to the Carver Bancorp, Inc.
                           Management Recognition Plan, effective as of September 23, 2003 (*)

10.27 Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (*)

10.28 Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (*)

10.29 First Amendment to Employment Agreement by and between Carver Federal Savings Bank and Catherine A. Papayiannis, entered into as of May 27, 2004 (*)

21.1                       Subsidiaries of the Registrant (*)

Exhibit Number             Description
--------------             -----------

23.2                       Consent of KPMG LLP (*)

31.1                       Certifications of Chief Executive Officer (*)

31.2                       Certifications of Chief Financial Officer (*)

32.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (*)

32.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(*)

(*) Filed herewith. Copies of these exhibits are available at no charge through the SEC website at http://www.sec.gov.

(1) Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(3) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(4) Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated January 14, 2000.

(5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6) Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(7) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(8) Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003

(10) Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated March 16, 2004.