Form 10-Q
period 2004-06-30
CARVER BANCORP INC
filed 2004-08-16
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _________________________________

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



                        DELAWARE                                                     13-3904174
----------------------------------------------------------      ------------------------------------------------------
             (State or Other Jurisdiction of                                      (I.R.S. Employer
             Incorporation or Organization)                                      Identification No.)

        75 WEST 125TH STREET, NEW YORK, NEW YORK                                        10027
----------------------------------------------------------      ------------------------------------------------------
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

                                  Yes X    No
                                     ----     ----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act).

                                  Yes      No  X
                                     ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             COMMON STOCK, PAR VALUE $.01                                           2,291,957
-------------------------------------------------------        -----------------------------------------------------
                        Class                                              Outstanding at July 31, 2004



                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         ---------------------
         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           June 30, 2004 (unaudited) and March 31, 2004...........................................1

                           Consolidated Statements of Income for the Three Months
                           Ended June 30, 2004 and 2003 (unaudited)...............................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Three Months Ended June 30, 2004 (unaudited) .............3

                           Consolidated Statements of Cash Flows for the Three Months
                           Ended June 30, 2004 and 2003 (unaudited)...............................................4

                           Notes to Consolidated Financial Statements (unaudited).................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18

         Item 4.  Controls and Procedures........................................................................18

PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings..............................................................................19

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............19

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

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20

SIGNATURES.......................................................................................................21

EXHIBITS........................................................................................................E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                          CARVER BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                JUNE 30,        MARCH 31,
                                                                                                  2004            2004
                                                                                              -------------    ------------
                                                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                                      $   9,908       $  11,574
    Federal funds sold
                                                                                                    15,400           8,200
    Interest earning deposits                                                                          600           3,000
                                                                                              -------------    ------------
         Total cash and cash equivalents                                                            25,908          22,774
                                                                                              -------------    ------------
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $73,753 at June 30, 2004 and $82,325 at March 31, 2004)                                      90,932          96,403
     Held-to-maturity, at amortized cost (including pledged as collateral of $39,588 at June
        30, 2004
        and $42,189 at March 31, 2004; fair value of $40,183 at June 30, 2004 and $43,794
        at March 31, 2004)                                                                          40,414          43,474
                                                                                              -------------    ------------
          Total securities                                                                         131,346         139,877
                                                                                              -------------    ------------
Loans receivable:
     Real estate mortgage loans                                                                    369,141         350,015
     Consumer and commercial business loans                                                          5,770           6,010
     Allowance for loan losses                                                                     (4,105)         (4,125)
                                                                                              -------------    ------------
          Total loans receivable, net                                                              370,806         351,900
                                                                                              -------------    ------------
Office properties and equipment, net                                                                13,173          11,826
Federal Home Loan Bank of New York stock, at cost                                                    4,576           4,576
Accrued interest receivable                                                                          2,433           2,489
Other assets                                                                                         4,600           5,388
                                                                                              -------------    ------------
          Total assets                                                                          $  552,842       $ 538,830
                                                                                              =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                   $  397,430       $ 373,665
     Advances from the Federal Home Loan Bank of New York and other borrowed money                 102,266         104,282
     Other liabilities                                                                               8,723          16,238
                                                                                              -------------    ------------
          Total liabilities                                                                        508,419         494,185
                                                                                              -------------    ------------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
        shares authorized; 100,000 issued and outstanding)                                               1               1
     Common stock (par value $0.01 per share: 5,000,000 shares authorized; 2,316,358 shares issued;
       2,290,780 and 2,285,267 outstanding at June 30, 2004  and March 31, 2004,                        23              23
respectively)
     Additional paid-in capital                                                                     23,922          23,882
     Retained earnings                                                                              21,761          20,892
     Unamortized awards of common stock under  management recognition plan ("MRP")                   (102)            (21)
     Treasury stock, at cost (25,578 shares at June 30, 2004 and 31,091 at March 31, 2004)           (330)           (390)
     Accumulated other comprehensive income                                                          (852)             258
                                                                                              -------------    ------------
          Total stockholders' equity                                                                44,423          44,645
                                                                                              -------------    ------------
     Total liabilities and stockholders' equity                                                 $  552,842       $ 538,830
                                                                                              =============    ============

See accompanying notes to consolidated financial statements.


                    CARVER BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)
                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  2004            2003
                                                                              --------------  --------------
Interest income:
   Loans                                                                            $ 5,416         $ 4,866
   Mortgage-backed securities                                                         1,027           1,226
   Investment securities                                                                233             370
   Federal funds sold                                                                    36              54
                                                                              --------------  --------------
     Total interest income                                                            6,712           6,516
                                                                              --------------  --------------

Interest expense:
   Deposits                                                                           1,125           1,276
   Advances and other borrowed money                                                  1,043             954
                                                                              --------------  --------------
     Total interest expense                                                           2,168           2,230
                                                                              --------------  --------------

     Net interest income                                                              4,544           4,286

Provision for loan losses                                                                 -               -
                                                                              --------------  --------------
     Net interest income after provision for loan losses                              4,544           4,286
                                                                              --------------  --------------

Non-interest income:
   Depository fees and charges                                                          520             484
   Loan fees and service charges                                                        523             646
   Gain on sale of investment securities                                                 94               -
   Gain from sale of loans                                                                2               -
   Other                                                                                  -              10
                                                                              --------------  --------------
      Total non-interest income                                                       1,139           1,140
                                                                              --------------  --------------

Non-interest expense:
   Compensation and benefits                                                          2,001           1,805
   Net occupancy                                                                        404             325
   Equipment                                                                            370             382
   Other                                                                              1,163           1,268
                                                                              --------------  --------------
      Total non-interest expense                                                      3,938           3,780
                                                                              --------------  --------------

      Income before income taxes                                                      1,745           1,646
Income taxes                                                                            663             559
                                                                              --------------  --------------
      Net income                                                                    $ 1,082         $ 1,087
                                                                              --------------  --------------

Dividends applicable to preferred stock                                                  49              49
                                                                              --------------  --------------

      Net income available to common stockholders                                   $ 1,033         $ 1,038
                                                                              ==============  ==============

Earnings per common share:
       Basic                                                                         $ 0.45          $ 0.45
                                                                              ==============  ==============
       Diluted                                                                       $ 0.42          $ 0.42
                                                                              ==============  ==============


See accompanying notes to consolidated financial statements.



                                          CARVER BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                AND COMPREHENSIVE INCOME
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                                ACCUMULATED      COMMON     TOTAL
                                                         ADDITIONAL                                OTHER          STOCK     STOCK-
                                PREFERRED     COMMON      PAID-IN      RETAINED     TREASURY   COMPREHENSIVE    ACQUIRED   HOLDERS'
                                  STOCK       STOCK       CAPITAL      EARNINGS      STOCK        INCOME         BY MRP     EQUITY
                                  -----       -----       -------      --------      -----        ------         ------     ------
Balance-March 31, 2004                $   1   $  23     $ 23,882     $ 20,892      ($   390)   $    258    ($    21)     $ 44,645

Comprehensive income:
    Net Income for the three months
    ended June 30, 2004                --      --           --          1,082          --          --          --        $  1,082
    Change in net unrealized
    gain on securities, net of taxes   --      --           --           --            --        (1,110)       --        ($ 1,110)
Dividends paid                         --      --           --           (213)         --          --          --        ($   213)
Treasury stock activity                --      --              6         --              60        --           (81)     ($    15)
Allocation of shares for MRP           --      --             34         --            --          --          --        $     34
                                      -----   -----     --------     --------      --------    --------    --------      --------
Balance-June 30, 2004                 $   1   $  23     $ 23,922     $ 21,761      ($   330)   ($   852)   ($   102)     $ 44,423
                                      =====   =====     ========     ========      ========    ========    ========      ========

See accompanying notes to consolidated financial statements.



                               CARVER BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                              2004             2003
                                                                          --------------   --------------
Cash flows from operating activities:
  Net income                                                                    $ 1,082          $ 1,087
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                        -                -
     ESOP and MRP expense                                                            23               14
     Depreciation expense                                                           335              284
     Amortization of intangibles                                                      -               54
     Other amortization                                                           2,422              752
     Gain from sale of securities                                                   (94)               -
   Changes in assets and liabilities:
       Decrease in accrued interest receivable                                       56              584
       (Increase) decrease in other assets                                         (298)           3,271
       Decrease in other liabilities                                             (7,490)          (4,227)
       (Decrease) increase in accrued interest payable                              (10)              24
                                                                          --------------   --------------
          Net cash (used in) provided by operating activities                    (3,974)           1,843
                                                                          --------------   --------------

Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                         (17,932)         (23,307)
     Held-to-maturity                                                                 -                -
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          14,109           25,461
     Held-to-maturity                                                             3,009            2,028
  Proceeds from sale of available-for-sale securities                             7,194                -
  Disbursements for loan originations                                           (27,710)         (12,618)
  Loans purchased from third parties                                            (18,745)         (27,536)
  Principal collections on loans                                                 27,206           30,256
  Redemption (Purchase) of FHLB-NY stock                                              -              338
  Proceeds from loans sold                                                          166                -
  Additions to premises and equipment                                            (1,682)            (311)
                                                                          --------------   --------------
          Net cash used in investing activities                                 (14,385)          (5,689)
                                                                          --------------   --------------

Cash flows from financing activities:
  Net increase in deposits                                                       23,765           15,684
  Net repayment of FHLB-NY advances and other borrowed money                     (2,031)          (6,801)
  Common stock repurchased                                                          (28)            (303)
  Dividends paid                                                                   (213)            (213)
                                                                          --------------   --------------
          Net cash provided by financing activities                              21,493            8,367
                                                                          --------------   --------------

Net (decrease) increase in cash and cash equivalents                              3,134            4,521
Cash and cash equivalents at beginning of the period                             22,774           23,160
                                                                          --------------   --------------
Cash and cash equivalents at end of  the period                                $ 25,908         $ 27,681
                                                                          ==============   ==============

Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                        $ (1,110)           $ (36)

Cash paid for-
  Interest                                                                      $ 2,177          $ 2,206
  Income taxes                                                                  $ 1,935          $ 2,825

See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, changes in stockholders' equity and cash flows of the Holding Company and subsidiaries on a consolidated basis as of and for the periods shown have been included.

         The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2004 ("2004 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005 ("fiscal 2005").

         The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the "Bank" or "Carver Federal"), Alhambra Holding Corp., an inactive Delaware corporation, and the Bank's wholly-owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp., and the Bank's majority owned subsidiary, Carver Asset Corporation. The Holding Company and its consolidated subsidiaries are referred to herein collectively as "Carver" or the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.



(2) NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended June 30, 2004 and 2003, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended June 30, 2004 and 2003, 208,333 shares of common stock potentially issuable from the conversion of preferred stock and 108,208 shares of common stock at June 30, 2004 and 63,094 shares of common stock at June 30, 2003 potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended June 30, 2004 and June 30, 2003, respectively, were considered in determining the diluted net income per common share.



(3) STOCK OPTION PLAN

ACCOUNTING FOR STOCK BASED COMPENSATION

         Since we have elected to apply the intrinsic value method, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if it were applied rather than the intrinsic value method. Our policy with regard to stock-based compensation has been to grant stock options and restricted stock awards after fiscal year-end. Since stock options are typically awarded after fiscal year-end and contain a nominal vesting period, no pro-forma compensation expense and its related effect on net income and earnings per share have been reported herein. Further disclosure is presented in Note 1 - "Summary of Significant Accounting Policies -- Stock Based Compensation Plans" of our audited consolidated financial statements in Carver's 2004 10-K which is incorporated herein by reference.

(4) EMPLOYEE BENEFIT PLANS

PENSION PLAN

         Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver Federal's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was amended such that future benefit accrual ceased as of December 31, 2000.

DIRECTORS RETIREMENT PLAN

         Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director.

         The following table sets forth the components of net periodic pension expense for the pension plan and directors' retirement plan for the three months ended June 30 of the fiscal years indicated.



                                                       EMPLOYEE PENSION PLAN            NON-EMPLOYEE DIRECTORS' PLAN
                                                       2004             2003               2004               2003
                                                       ----             ----               ----               ----
                                                                                    (IN THOUSANDS)

Interest Cost                                            $ 42            $ 43            $  2               $  3
Expected Return on Assets                                 (59)            (56)              -                  -
                                                         ----            ----            ----               ----
    Net Periodic Benefit Expense / (Credit)              $(17)           $(13)           $  2               $  3
                                                         ====            ====            ====               ====



(5) SUBSEQUENT EVENTS

         On July 28, 2004, the Board of Directors of Carver Bancorp Inc. declared, for the quarter ended June 30, 2004, a cash dividend of seven cents ($0.07) per common share outstanding. The dividend is payable on August 24, 2004 to stockholders of record at the close of business on August 10, 2004.



(6) RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING AND DISCLOSURE REQUIREMENT RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

         In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff position ("FSP") No. 106-1 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Medicare Act") for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit.

         In May 2004, the FASB issued FSP 106-2 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Revised Medicare Act")," which supersedes FSP 106-1 of the same name. The Company is not affected by the Revised Medicare Act since it does not provide retiree health-care benefits.



EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFIT

         In December 2003, the FASB issued a revised SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NOS. 87, 88 AND 106" (SFAS No. 132(R)). SFAS No. 132 (R) requires additional disclosures to those in the original statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132 (R) also amends Accounting Principles Board ("APB") Opinion No. 28, "INTERIM FINANCIAL REPORTING," to require interim disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. SFAS No. 132 (R) is effective for financial statements for fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which is effective for fiscal years ending after June 15, 2004. The Company has adopted the disclosure provisions of SFAS No. 132 (R). The adoption of SFAS No. 132 (R) had no impact on the Company's financial condition or results of operations.



CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In December 2003, the FASB issued Interpretation No. 46 (revised), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46R"). Fin 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FIN46 that was issued in January 2003. All public companies, such as Carver, are required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R resulted in the deconsolidation of Carver Statutory Trust I, which did not have a material impact on the Company's financial condition or results of operations.



ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER" (SOP No. 03-3). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 is not expected to have an impact on the Company's financial condition or results of operations.



ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS No. 150"). The SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's earnings or financial position.


AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities, or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

                  Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended , (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, senior management may make forward looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "will," "would," "could," "may," "planned," "estimated," "potential," "outlook," "predict," "project" and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of the management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company's control, that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company's success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies; increases in competitive pressure among financial institutions or non-financial institutions; legislative or regulatory changes which may adversely affect the Company's business; technological changes which may be more difficult or expensive than we anticipate; changes in interest rates which may reduce net interest margins and net interest income; changes in deposit flows, loan demand or real estate values which may adversely affect the Company's business; changes in accounting principles, policies or guidelines which may cause the Company's condition to be perceived differently; litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; the ability of the Company to realize cost efficiencies; the Company's costs or difficulties in completing its planned acquisition of Independence Federal Savings Bank; and general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect decreased liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

         The forward-looking statements contained within herein are made as of the date of this Form 10-Q, and the Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

         As used in this Form 10-Q, "we," "us" and "our" refer to Carver Bancorp, Inc. and its consolidated subsidiaries, unless the context otherwise requires.



OVERVIEW

         The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. At this time, the Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal, which operates seven full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan.

         After the close of our first quarter, the Office of Thrift Supervision (the "OTS"), the Bank's primary federal regulator, advised Carver Federal that as of its most recent examination Carver Federal's Community Reinvestment Act performance has been rated "Outstanding." In addition, the Community Development Financial Institutions Fund of the Department of the Treasury has selected it to receive a $1.5 million grant as part of its Bank Enterprise Award Program, which program seeks to expand financing activities in economically distressed areas throughout the nation. Carver Federal was one of only four institutions to receive the maximum grant. A portion of these funds will be shared with Carver Federal's non-profit lending partners related to this grant, and the remaining net amount will be recognized in the second quarter of fiscal 2005 and invested in furtherance of our business strategy.

         At June 30, 2004, total assets increased by $14.0 million, or 2.6%, to $552.8 million compared to $538.8 million at March 31, 2004. The asset growth primarily reflects an increase in net loans receivable as new mortgage loan originations and purchases exceeded mortgage loan repayments. Additional increases were achieved in cash and cash equivalents and office properties and equipment. The increase in office properties and equipment is primarily attributable to the new Jamaica Center branch in Queens. The increase in total assets was partially offset by a decline in total securities as loan growth replaced investments that matured or prepaid.

         At June 30, 2004, total liabilities increased by $14.2 million, or 2.9%, to $508.4 million from $494.2 million at March 31, 2004. The increase in liabilities is a result of strong deposit growth, a portion of which was deposited by the City of New York under New York State's Banking Development District program. The increase in deposits was partially offset by repayments of matured borrowings and a decrease in other liabilities resulting primarily from the payment of income taxes and bank checks.

         At June 30, 2004, total stockholders' equity decreased $222,000, or 0.5%, to $44.4 million compared to $44.6 million at March 31, 2004. The decrease in total stockholders' equity was primarily attributable to a decrease in accumulated other comprehensive income related to the mark-to-market of the Bank's available-for-sale securities, partially offset by an increase in retained earnings from net income derived in the first quarter of fiscal 2005. Net income available to common stockholders of $1.0 million remained substantially unchanged from the same period last year. These results were achieved primarily from a 6.0% increase in net interest income offset by a 4.2% increase in non-interest expense and an increase in income tax expense partially due to an increase in the Bank's effective tax rate.

         Asset quality of the Bank's loan portfolio remained strong. The Company did not provide for additional loan loss reserves as the Company considers the current overall allowance for loan losses to be adequate.

         Each of these elements is discussed in the analysis of our financial results.

         The Holding Company is dependent on dividends from the Bank, its own earnings, capital raised and borrowings for sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income. The Bank pursues typical thrift activities through originating and purchasing mortgage loans and funds that activity with the gathering of deposits. The Bank supplements these mortgage lending activities with additional interest-earning assets such as mortgage-backed securities and funding sources such as advances from the Federal Home Loan Bank of New York ("FHLB-NY"). The Bank has been impacted by the current low interest rate environment, which continued to hold steady within historically low ranges throughout fiscal 2004. The low interest rate environment accelerated the repayments of our mortgage loans and mortgage-backed securities and also allowed for the lowering of the Bank's cost of funds, the net effect of which resulted in a decline in our net interest margin. In the first quarter of fiscal 2005 interest rates began to increase, which may impact net interest margin as interest rates paid on liabilities will tend to increase more quickly than the yields earned on assets. The Bank also generates other income such as fee income on deposit and loan accounts and, to a lesser extent, ATM fees, debit card interchange credit and, depending on market conditions, net gains on sales of securities and loans. The level of its expenses such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense further affects the Bank's net income. This discussion and analysis of the Company's financial condition should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2004 10-K.


CRITICAL ACCOUNTING POLICIES

         Note 1 to our audited Consolidated Financial Statements for the fiscal year ended March 31, 2004 ("fiscal 2004") included in our 2004 10-K, as supplemented by this report, contains a summary of our significant accounting policies and is incorporated herein by reference. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially.

PENDING MERGER WITH INDEPENDENCE FEDERAL SAVINGS BANK

         On March 15, 2004, the Company entered into a definitive merger agreement to acquire Independence Federal Savings Bank ("Independence"). Independence is a federally chartered savings bank with approximately $201 million in assets as of March 31, 2004 and five branches located in greater Washington, D.C. At the time of announcement, the cash transaction was valued at approximately $33 million. The transaction is currently expected to close before the end of 2004. It remains subject to both regulatory and Independence stockholder approvals. All necessary regulatory applications have been filed and we are currently awaiting a response from the OTS. The transaction will be voted upon by Independence stockholders later this year. See "Comparison of Financial Condition at June 30, 2004 and March 31, 2004--Assets" for a discussion of Carver's ownership of Independence's stock.



NEW BRANCH OPENED

         In July 2004 the Bank opened its seventh branch at Atlantic Terminal in Fort Greene, Brooklyn as part of its strategy toward growth in its core markets. The branch is located in one of Brooklyn's busiest retail and transportation hubs.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND MARCH 31, 2004

ASSETS

         Total assets increased by $14.0 million, or 2.6%, to $552.8 million at June 30, 2004 compared to $538.8 million at March 31, 2004. The change was primarily attributable to increases of $18.9 million in total loans receivable, net, $3.1 million in total cash and cash equivalents and $1.3 million in office properties and equipment, net. The increase in total assets was partially offset by a decrease of $8.5 million in total securities.

         Cash and cash equivalents for the three-month period increased $3.1 million, or 13.8%, to $25.9 million at June 30, 2004 compared to $22.8 million at March 31, 2004. The increase was primarily a result of the Bank maintaining more liquid assets at the end of June 2004 in anticipation of upcoming mortgage loan funding requirements.

         Total securities decreased $8.5 million, or 6.1%, to $131.3 million from $139.9 million at March 31, 2004 as repayments, maturities and sales exceeded new security purchases. The decline is attributed to the low interest rate environment, which in turn accelerated mortgage refinancing and prepayments of the Company's mortgage-backed securities. Additionally, management intends to continue to use proceeds from security repayments and sales to fund higher yielding mortgage loan growth. Principal repayments of investment securities of $10.3 million, maturities of investment securities of $6.4 million, sales of $7.6 million and a $1.8 reduction in net unrealized gains on securities were partially offset by new purchases of $17.9 million. During the quarter the Company purchased 127,785 shares totaling $2.7 million of the common stock of Independence Federal Savings Bank and currently owns 150,000 such shares.

         Total loans receivable, net, increased $18.9 million, or 5.4%, to $370.8 from $351.9 million at March 31, 2004. The increase resulted from mortgage loan originations and purchases exceeding loan repayments during the first three months of fiscal 2005. During the three-month period ended June 30, 2004, loan originations and purchases were $27.7 million and $18.7 million, respectively, offset in part by loan repayments of $27.2 million and loan sales of $166,000. The $46.4 million in total loan originations and purchases for the period was comprised of $15.9 million in construction loans, $15.6 million in one- to four-family loans, $11.6 million in non-residential real estate mortgage loans and $3.3 million in multifamily loans. Management has evaluated yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase mortgage-backed securities. Management will continue to assess yields and economic risk as it determines the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

         Office properties and equipment, net, increased $1.3 million, or 11.4%, to $13.2 million from $11.8 million at March 31, 2004 primarily due to capital purchases related to the Bank's new Brooklyn branch and expenses related to the pending acquisition of Independence Federal Savings Bank.

         Other assets decreased $788,000, or 14.6%, to $4.6 million from $5.4 million at March 31, 2004. The decrease is primarily due to a reduction in the Bank's deferred tax asset.

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At June 30, 2004, total liabilities increased by $14.2 million, or 2.9%, to $508.4 million compared to $494.2 million at March 31, 2004. The increase in liabilities primarily reflects an increase of $23.8 million in deposits offset by a decrease of $2.0 million in advances from the FHLB-NY and other borrowed money and a decrease of $7.5 million in other liabilities.

         The $23.8 million increase in deposit balances was largely attributable to a $15.8 million increase in certificates of deposit accounts primarily due to new monies of $15.0 million obtained from the City of New York under New York State's Banking Development District program whereby our new Jamaica Center branch in Queens and our Malcolm X Boulevard branch located at Lenox Avenue and 116th Street in Manhattan were designated as depositories of New York City funds and were provided $10 million and $5 million, respectively. In addition, deposits increased by $5.2 million in NOW accounts, $1.5 million in savings and club accounts and $1.3 million in money market accounts. Other factors contributing to deposit growth include an emphasis on developing depository relationships with borrowers and the offer of special promotions to attract new depositors. At June 30, 2004, the Bank had six branches and two stand-alone 24/7 ATM centers. During July, the Bank opened its seventh branch in the Fort Greene section of Brooklyn. We believe that deposits will continue to grow with the addition of new planned branches and 24/7 ATM centers in Brooklyn and Manhattan coupled with our business development efforts.

         The decrease of $2.0 million in advances from the FHLB-NY and other borrowed money resulted from a repayment of maturing FHLB-NY borrowings using cash flow primarily from the repayment of mortgage loans and mortgage-backed securities. The decrease in other liabilities of $7.5 million was primarily the result of a decline in the liability for income taxes of $2.2 million as tax payments were remitted to taxing authorities and payments being made for the clearing of bank checks in the amount of $4.2 million.

         On September 17, 2003, the Holding Company, through a subsidiary business trust, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred securities are redeemable quarterly at the option of the Company, beginning on or after July 7, 2007, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 4.61% as of June 30, 2004. The Holding Company has guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. The $12.8 million net proceeds of the issuance of trust preferred securities are included as other borrowed money and were contributed to the Bank to enhance regulatory capital, which has helped to facilitate the Company's growth strategy.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity decreased $222,000, or 0.5%, to $44.4 million at June 30, 2004 compared to $44.6 million at March 31, 2004. The decrease in total stockholders' equity was primarily attributable to a decrease in accumulated other comprehensive income of $1.1 million partially offset by an increase in retained earnings of $869,000. Accumulated other comprehensive income decreased as a result of net unrealized losses, net of taxes, relating to certain investment and mortgage-backed securities. As required by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment directly to stockholders' equity, net of taxes, and does not impact the Consolidated Statements of Income.

         During the quarter ended June 30, 2004, the Holding Company purchased 1,350 additional shares of its common stock under its stock repurchase program announced on August 6, 2002. As a part of its repurchase program, the Holding Company has purchased 30,450 shares of its common stock in open market transactions at an average price of $14.14 per share to date. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

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

         Other sources of liquidity include the ability to borrow under repurchase agreements, FHLB-NY advances utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At June 30, 2004, the Bank had the ability to borrow from the FHLB-NY an additional $26.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2004, total cash and cash equivalents increased by $3.1 million, reflecting cash used in operating and investing activities being more than offset by cash provided by financing activities. Net cash used in operating activities during this period was $4.0 million, primarily representing decreases in other liabilities and an increase in other assets offset by adjustments to the balances of depreciation and amortization expense and other amortization. Net cash used in investing activities was $14.4 million, primarily representing the purchase of securities and mortgage loans and the disbursements for loan originations offset in part by the payment of principal on and the maturities of securities, the sale of available-for-sale securities and principal collections on loans. Net cash provided by financing activities was $21.5 million, primarily representing a net increase in deposits, partially offset by a decrease in advances from the FHLB-NY. See "Liabilities and Stockholders Equity--Liabilities" for a discussion of the changes in deposits and FHLB-NY deposits.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to further meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of June 30, 2004.

         The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity, which until recently has resulted in a lag in redeploying lower yielding federal funds into higher yielding mortgage loans and has had a negative impact on the Company's net interest margin and net interest income. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         During the fiscal year ended March 31, 2002 ("fiscal 2002"), the Federal Open Market Committee reduced the federal funds rate on eight separate occasions by a total of 325 basis points, resulting in a lower interest rate environment in fiscal 2002 compared to the fiscal year ended March 31, 2001. During the fiscal year ended March 31, 2003 ("fiscal 2003"), the federal funds rate was again lowered on three separate occasions a total of 125 basis points. During fiscal 2004 the federal funds rate remained unchanged at 40-year lows. In the first quarter of fiscal 2005, the federal funds rate was raised 25 basis points for the first time since fiscal 2002. The increase in loan and securities repayments experienced by the Bank from fiscal 2002 through fiscal 2004 was primarily the result of the increase in mortgage loan refinancing activity caused by the lower interest rate environment. When mortgage interest rates increase, customers' refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline. Although short term rates increased slightly, mortgage loans and mortgage-backed securities are typically tied to longer term rates which increased more dramatically over the last two quarters. As a result of the increased long term rates, refinance activity has slowed deterring early repayments and enabling loan portfolio growth through originations.

         The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2004, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at June 30, 2004.




                               REGULATORY CAPITAL
                                AT JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                               Amount        % of Assets
                                                               ------        -----------

Total capital (to risk-weighted assets):
Capital level                                                      $57,710          15.66 %
Less requirement                                                    29,487           8.00
                                                               ------------  -------------
Excess                                                             $28,223           7.66
                                                               ============  =============

Tier 1 capital (to risk-weighted assets):
Capital level                                                      $53,604          14.54 %
Less requirement                                                    14,743           4.00
                                                               ------------  -------------
Excess                                                             $38,861          10.54
                                                               ============  =============

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                                      $53,604           9.66 %
Less requirement                                                    22,197           4.00
                                                               ------------  -------------
Excess                                                             $31,407           5.66 %
                                                               ============  =============

         On July 28, 2004, the Board of Directors declared a quarterly dividend of $0.07 per common share for the quarter ended June 30, 2004. The dividend will be payable on August 24, 2004 to stockholders of record at the close of business on August 10, 2004.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The Bank has outstanding various commitments and contractual obligations as follows:




                                                                JUNE 30,
                                                                  2004
                                                             ---------------
                                                             (IN THOUSANDS)
Commitments to originate mortgage loans                            $ 87,564
Commitments to originate consumer loans                               2,614
Letters of Credit                                                     1,908
                                                             ---------------
        Total                                                      $ 92,086
                                                             ===============




                                                                                   PAYMENTS DUE BY PERIOD
                                                  ---------------------------------------------------------------------------------
                    CONTRACTUAL                                     LESS THAN         1 - 3            3 - 5          MORE THAN
                    OBLIGATIONS                      TOTAL           1 YEAR           YEARS            YEARS           5 YEARS
-----------------------------------------------  -------------------------------  ---------------  ---------------  --------------
                                                                                  (IN THOUSANDS)
Long term debt obligations:
  FHLB advances                                      $  89,510        $  31,000        $  53,974        $   4,300        $    236
  Guaranteed preferred beneficial interest in
    junior subordinated debentures
                                                        12,755                                             12,755
                                                 --------------   --------------  ---------------  ---------------  --------------
      Total long term debt obligations
                                                       102,265           31,000           53,974           17,055             236

Operating lease obligations:
  Lease obligations for rental properties
                                                         2,361              328              818              512             703
                                                 --------------   --------------  ---------------  ---------------  --------------
Total contractual obligations                       $  104,626        $  31,328        $  54,792        $  17,567        $    939
                                                 ==============   ==============  ===============  ===============  ==============


Analysis of Earnings

        The Company's profitability is primarily dependent upon net interest income, which mainly represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is dependent on the difference between the average balances and rates earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities. Provisions for loan losses, non-interest income, non-interest expense and income taxes further affect net income. The earnings of the Company, which are principally earnings of the Bank, are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

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




                                                                      THREE MONTHS ENDED JUNE 30,
                                         -----------------------------------------------------------------------------------
                                             2004                                         2003
                                         --------------------------------------------- --------------------------------------
                                            AVERAGE                   ANNUALIZED AVG.    AVERAGE              ANNUALIZED AVG.
                                            BALANCE      INTEREST       YIELD/COST       BALANCE    INTEREST   YIELD/COST
                                         -------------- ------------  ------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
Assets
Loans receivable (1)                          $358,208       $5,416            6.05%      $296,122     $4,866         6.59%
Investment securities (2)                      145,340        1,260            3.46%       167,673      1,596         3.82%
Federal funds                                   16,049           36            0.89%        18,997         54         1.14%
                                         -------------- ------------                   ------------ ----------
Total interest-earning assets                  519,597        6,712            5.17%       482,792      6,516         5.41%
Non-interest-earning assets                     28,267                                      28,981
                                         --------------                                ------------
Total assets                                  $547,864                                    $511,773
                                         ==============                                ============

Liabilities and Equity
Deposits:
NOW accounts                                   $21,411          $18            0.34%       $21,756        $25         0.47%
Savings and club accounts                      133,955          199            0.60%       130,943        320         0.98%
Money market accounts                           30,772           66            0.86%        25,490         62         0.97%
Certificates of deposit                        178,087          835            1.88%       162,100        865         2.14%
                                         -------------- ------------                   ------------ ----------
Total deposits                                 364,225        1,118            1.23%       340,289      1,272         1.50%
Mortgagor's deposits                             2,421            7            1.16%         2,245          4         0.77%
Guaranteed beneficial interest in
  junior subordinated debentures                12,746          153            4.81%             -          -         0.00%
Borrowed money                                  89,397          890            3.99%       100,511        954         3.81%
                                         -------------- ------------                   ------------ ----------
Total interest-bearing liabilities             468,789        2,168            1.86%       443,045      2,230         2.02%
Non-interest-bearing DDA accounts               23,398                                      20,293
Other non-interest-bearing liabilities          10,778                                       7,371
                                         --------------                                ------------
Total liabilities                              502,965                                     470,709
Stockholders' equity                            44,899                                      41,064
                                         --------------                                ------------
Total liabilities and stockholders' equity    $547,864                                    $511,773
                                         ============== ------------                   ============ ----------
Net interest income                                          $4,544                                    $4,286
                                                        ============                                ==========
Interest rate spread                                                           3.31%                                  3.39%
                                                                      ===============                         ==============

Net interest margin                                                            3.49%                                  3.55%
                                                                      ===============                         ==============

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                                        1.11x                  1.09x
                                                                          ============              ==========

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND
2003

         OVERVIEW. Net income for the three-month period ended June 30, 2004 was $1.1 million, substantially unchanged from the corresponding prior year period. These results were achieved primarily due to an increase in interest income of $196,000 and a decrease in interest expense of $62,000, offset by an increase in non-interest expense of $158,000 and an increase in income tax expense of $104,000. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $1.0 million, or $0.42 per diluted common share, substantially unchanged from the corresponding prior year period. Selected operating ratios for the three months ended June 30, 2004 and 2003 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.



                                                      THREE MONTHS ENDED
SELECTED OPERATING RATIOS:                          JUNE 30,
                                                      2004            2003
                                                 ---------------  -------------

Return on average assets(1)                                0.79%          0.85%
Return on average equity(1)                                9.64          10.59
Interest rate spread(1)                                    3.31           3.39
Net interest margin(1)                                     3.49           3.55
Operating expenses to average assets(1)                    2.88           2.95
Equity-to-assets                                           8.04           8.09
Efficiency ratio                                          69.29          69.66
Average interest-earning assets to
  interest-bearing liabilities                            1.11x          1.09x

(1)  Annualized



         INTEREST INCOME. Interest income increased by $196,000, or 3.0%, to $6.7 million for the three months ended June 30, 2004 compared to $6.5 million in the prior year period. Interest income increased primarily as a result of higher average real estate mortgage loan balances partially offset by a decline in average securities balances compared to the prior year period. The average balance of interest-earning assets increased by $36.8 million, or 7.6%, to $519.6 million for the three months ended June 30, 2004 compared to $482.8 million for the prior year period. The change in total interest income was also impacted by the 24 basis point decrease in the annualized average yield on interest-earning assets to 5.17% for the three months ended June 30, 2004 compared to 5.41% for the prior year period. Net interest margin declined six basis points to 3.49% for the three months ended June 30, 2004 compared to 3.55% for the prior year period, resulting from lower interest rates.

         Interest income on loans increased by $550,000, or 11.3%, to $5.4 million for the three months ended June 30, 2004 compared to $4.9 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $62.1 million to $358.2 million compared to $296.1 million for the prior year period partially offset by lower interest rates, which resulted in decreased yields in the loan portfolio. The annualized average yield on loans for the three months ended June 30, 2004 declined 54 basis points to 6.05% compared to 6.59% for the prior year period.

         Interest income on investment securities decreased by $336,000, or 21.1%, to $1.3 million for the three months ended June 30, 2004 compared to $1.6 million for the prior year period. The change was primarily due to a 36 basis point decrease in the annualized average yield on securities to 3.46% from 3.82% in the prior year period and a decrease of $22.3 million, or 13.3%, in the average balance of investment securities to $145.3 million compared to $167.7 million in the prior year period. The decrease in the average balance of securities, primarily mortgage-backed securities, reflects the execution of our strategy to invest cash flows from securities into higher yielding mortgage loans when prudent to do so. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage-backed securities and accelerated premium amortization.

         Interest income on federal funds sold decreased by $18,000, or 33.3%, to $36,000 for the three months ended June 30, 2004 compared to $54,000 for the prior year period. The decline was primarily attributable to a decrease of 25 basis points in the annualized yield on federal funds sold and a decrease in the average balance of federal funds of $2.9 million, or 15.5%, to $16.0 million from $19.0 million in the prior year period.

         INTEREST EXPENSE. Total interest expense was $2.2 million for the three months ended June 30, 2004, substantially unchanged from the prior year period. Primarily due to the lower interest rate environment, the annualized average cost of interest-bearing liabilities decreased 16 basis points to 1.86% from 2.02% for the prior year period offset by an increase in the average balance of interest-bearing liabilities of $25.7 million, or 5.8%, to $468.8 million from $443.0 million during the prior year period.

         Interest expense on deposits decreased $151,000, or 11.8%, to $1.1 million for the three months ended June 30, 2004 compared to $1.3 million for the prior year period. The decrease in interest expense on deposits was due primarily to a 27 basis point decline in the rate paid on deposits to 1.23% compared to 1.50% for the prior year period, partially offset by a $23.9 million increase in the average balance of interest-bearing deposits to $364.2 million for the three months ended June 30, 2004 from $340.3 million for the prior year period. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has achieved success in growing core deposits, including new deposits from the branch opened in fiscal 2004, thereby benefiting net interest income and net interest margin. See "Liabilities and Stockholders' Equity--Liabilities."

         Interest expense on advances and other borrowed money increased $89,000, or 9.3%, to $1.0 million for the three months ended June 30, 2004 compared to $954,000 for the prior year period. This was primarily due to an increase of $153,000 for debt service related to the issuance of $13 million in subordinated debentures raised by the Company through an issuance of trust preferred securities in September 2003 and an increase of 18 basis points in the cost of borrowed money from FHLB-NY advances to 3.99% from 3.81% for the prior year period. See "Liabilities and Stockholders' Equity--Liabilities." This was partially offset by a decrease of $11.1 million in the average balance of borrowed money from FHLB-NY advances to $89.4 million from $100.5 million for the corresponding prior year period.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses increased $258,000, or 6.0%, to $4.5 million for the three months ended June 30, 2004 compared to $4.3 million for the prior year period as interest rates declined and deposits and short term borrowings repriced faster than our longer term interest-earning assets coupled with an overall increase in the average balance of interest-earning assets. The Company's annualized average interest rate spread decreased by eight basis points to 3.31% for the three months ended June 30, 2004 compared to 3.39% for the corresponding prior year period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased six basis points to 3.49% for the three months ended June 30, 2004 from 3.55% for the corresponding prior year period.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan loss reserves for the three months ended June 30, 2004 or 2003 as the Company considers the overall allowance for loan losses to be adequate. During the first quarter of fiscal 2005, the Company recorded net charge-offs of $20,000 compared to $36,000 for the prior year period. At June 30, 2004, the Bank's allowance for loan losses was $4.1 million, substantially unchanged from March 31, 2004.

         At June 30, 2004, non-performing assets totaled $1.9 million, or 0.50% of total loans receivable, compared to $2.1 million, or 0.60% of total loans receivable, at March 31, 2004. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. The Bank had no foreclosed real estate as of June 30, 2004. As a result of a property tax redemption, the Bank anticipates taking fee ownership of a vacant tract of land in Bayshore, NY by the end of fiscal 2005. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         At June 30, 2004, the allowance for loan losses of $4.1 million decreased $20,000 from March 31, 2004 due to net charge-offs in the first quarter of fiscal 2005. The ratio of the allowance for loan losses to non-performing loans was 217.8% at June 30, 2004 compared to 194.3% at March 31, 2004. The ratio of the allowance for loan losses to total loans was 1.10% at June 30, 2004 compared to 1.16% at March 31, 2004.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of certain individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and other relevant factors. Based on the process employed, management believes that the allowance for loan losses is adequate under prevailing economic conditions to absorb losses on existing loans that may become uncollectible. While management estimates loan losses using the best available information, no assurance can be made that future adjustments to the allowance will not be necessary based on growth and change in composition of the loan portfolio, changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, results of regulatory examinations and other factors, both within and outside of management's control.

         NON-INTEREST INCOME. Total non-interest income in the first quarter of fiscal 2005 was substantially unchanged at $1.1 million compared to the prior year period. This result was achieved primarily from a gain resulting from the sale of investment securities of $94,000 and additional deposit fees and charges of $36,000, largely offset by a reduction in loan fees and service charges of $123,000. The additional deposit fees and charges resulted from increases in ATM and debit card fees arising from greater transaction volume. The addition of two new ATM centers in fiscal 2004 contributed to the increased ATM transaction volume. The $123,000 reduction in loan fees and service charges was largely attributable to the expected decrease in mortgage prepayment penalty income amounting to $264,000, partially offset by the recognition of $116,000 of income from mortgage servicing rights on prior period sales of fixed rate loans where servicing rights were retained. Mortgage prepayment penalty income declined from the slowing of refinancing activity due to the slightly higher interest rate environment during the first quarter of fiscal 2005. Non-interest income represented 14.5% of revenue (interest income plus non-interest income) for the first quarter of fiscal 2005 compared to 14.9% for the corresponding prior year period.

         NON-INTEREST EXPENSE. For the quarter ended June 30, 2004, total non-interest expense increased $158,000, or 4.2%, to $3.9 million compared to $3.8 million for the prior year period. The increase in non-interest expense was primarily due to a rise of $196,000 in employee compensation and benefit expense, resulting from salary increases effective as of September 1, 2003, new hires at higher average salaries and increases in the costs to provide employee benefits. Additionally, net occupancy and supplies expense increased $80,000 and $20,000, respectively, primarily as a result of additional expenses incurred for the new Jamaica Center branch. These increases in non-interest expense were partially offset by $117,000 lower consulting fees and a decrease in legal expenses of $61,000, due to the favorable disposition of certain lawsuits, compared to the prior year period.

         INCOME TAX EXPENSE. For the three-month period ended June 30, 2004, income before taxes increased $99,000, or 6.0%, to $1.7 million compared to $1.6 million for the prior year period. Income tax expense increased $104,000, or 18.6%, to $663,000 compared to $559,000 for the prior year period. For the three-month period ended June 30, 2004, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 38%. For the three-month period ended June 30, 2003, the Company's combined tax rate was 34%, or 4% lower than the current year, which at the time enabled the Company to reduce its tax provision to be in line with anticipated income tax liabilities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2004 in Item 7A of the Company's 2004 10-K and is incorporated herein by reference. The Company believes that there have been no material changes in the Company's market risk at June 30, 2004 compared to March 31, 2004.



ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our audited Consolidated Financial Statements in the 2004 10-K and is incorporated herein by reference. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2004 10-K.

         In January 2004, Michael Lee & Company, former accountants for Hale House Center, Inc. ("Michael Lee"), filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee's alleged provision of deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee has appealed the judgment. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.



ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         During the quarter ended June 30, 2004, the Holding Company purchased 1,350 additional shares of its common stock under its stock repurchase program announced on August 6, 2002. As a part of its repurchase program, the Holding Company was approved to purchase up to 231,635 shares of its common stock. To date, Carver has purchased 30,450 shares of its common stock in open market transactions at an average price of $14.14 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law. The following table sets forth the Holding Company's purchases of its equity securities during the first quarter of fiscal 2005.



                                       ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------------
                                                                          Total number of    Maximum number of
                                                                          shares as part of    shares that may
                                    Total number of     Average price     publicly announced   yet be purchased
Period                              shares purchased   paid per share           plan           under the plan
----------------------------------------------------------------------------------------------------------------
April 1, 2004 to April 30, 2004           -                  -                  -                202,535

May 1, 2004 to May 31, 2004              750                 20.10              750              201,785

June 1, 2004 to June 30, 2004            600                 21.10              600              201,185

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Effective July 30, 2004, Devon Woolcock, Senior Vice President and Chief of Retail Banking, resigned from the Holding Company and Carver Federal to pursue other opportunities. Management is searching for a new Chief of Retail Banking.


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



(b)      Current Reports on Form 8-K.

We furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

1. Current report on Form 8-K, dated June 3, 2004, which includes information being filed pursuant to Item 5, an announcement of the sale of our Series B Convertible Preferred Stock.

2. Current report on Form 8-K, dated April 30, 2004, which includes information being filed pursuant to Item 12 but was filed under Item 9, an announcement of our financial results for the fourth quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CARVER BANCORP, INC.


Date: August 16, 2004          /s/ Deborah C. Wright
                               -------------------------------------------
                               Deborah C. Wright
                               President and Chief Executive Officer





Date: August 16, 2004          /s/ William C. Gray
                               -------------------------------------------
                               William C. Gray
                               Senior Vice President and Chief Financial Officer



                                   EXHIBIT 11
                       COMPUTATION OF NET INCOME PER SHARE
                  FOR THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                 ---------------------------------
                                                      2004             2003
                                                 ---------------- ----------------
EARNINGS PER COMMON SHARE - BASIC
Net income                                                $1,082           $1,087
Preferred dividends                                          (49)             (49)
                                                 ---------------- ----------------
Net income - basic                                        $1,033           $1,038
                                                 ---------------- ----------------

Weighted average common shares
      outstanding - basic                              2,284,504        2,288,915
                                                 ---------------- ----------------

Earning per common share - basic                           $0.45            $0.45
                                                 ================ ================


EARNINGS PER COMMON SHARE - DILUTED
Net income - basic                                        $1,033           $1,038
Preferred dividends                                           49               49
                                                 ---------------- ----------------
Net income- diluted                                       $1,082           $1,087
                                                 ---------------- ----------------

Weighted average common shares
      outstanding - basic                              2,284,504        2,288,915
Effect of dilutive securities - convertible
      preferred stock                                    208,333          208,333
Effect of dilutive securities - options                  108,208           63,094
                                                 ---------------- ----------------
Weighted average shares
      outstanding - diluted                            2,601,045        2,560,342
                                                 ---------------- ----------------

Earning per common share-diluted                           $0.42            $0.42
                                                 ================ ================


                                                                  EXHIBIT 31.1
--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Deborah C. Wright, President and Chief Executive Officer of Carver Bancorp, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Carver Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) (paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986)

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 16, 2004                              /s/ Deborah C. Wright
                                                    ---------------------------
                                                    Deborah C. Wright
                                                    President and
                                                    Chief Executive Officer

                                                                    EXHIBIT 31.2
--------------------------------------------------------------------------------


                                 CERTIFICATIONS

I, William C. Gray, Senior Vice President and Chief Financial Officer of Carver Bancorp, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Carver Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) (paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986)

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 16, 2004                               /s/ William C. Gray
                                                     --------------------------
                                                     William C. Gray
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                                                    EXHIBIT 32.1

           WRITTEN STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

         The undersigned, Deborah C. Wright, is the President and Chief Executive Officer of Carver Bancorp, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report").

         By execution of this statement, I certify that:

                  a)       the Report fully complies with the requirements of
                           Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

                  b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.



August 16, 2004                                      /s/ Deborah C. Wright
Dated                                                -------------------------
                                                     Deborah C. Wright

                                                                    EXHIBIT 32.2

           WRITTEN STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

         The undersigned, William C. Gray, is the Senior Vice President and Chief Financial Officer of Carver Bancorp, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Report").

         By execution of this statement, I certify that:

                  a)       the Report fully complies with the requirements of
                           Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

                  b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.



August 16, 2004                                      /s/  William C. Gray
Dated                                                -------------------------
                                                     William C. Gray