Form 10-Q
period 2004-09-30
CARVER BANCORP INC
filed 2004-11-15
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                13-3904174
------------------------------------------  ------------------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

75 WEST 125TH STREET, NEW YORK, NEW YORK               10027
------------------------------------------  ------------------------------
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

                                  Yes X No ___

            Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                  Yes ___ No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, PAR VALUE $.01                     2,504,747
-----------------------------------------   ------------------------------------
                 Class                        Outstanding at October 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Financial Statements

                      Consolidated Statements of Financial
                      Condition as of September 30, 2004
                      (unaudited) and March 31, 2004...........................1

                      Consolidated Statements of Income for
                      the Three and Six Months Ended September
                      30, 2004 and 2003 (unaudited)............................2

                      Consolidated Statement of Changes in
                      Stockholders' Equity and Comprehensive
                      Income for the Six Months Ended
                      September 30, 2004 (unaudited)...........................3

                      Consolidated Statements of Cash Flows
                      for the Six Months Ended September 30,
                      2004 and 2003 (unaudited)................................4

                      Notes to Consolidated Financial
                      Statements (unaudited)...................................5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............8

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk..........................................24

          Item 4.  Controls and Procedures....................................24

PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings..........................................24

          Item 2.  Unregistered Sales of Equity Securities and
                   Use of Proceeds ...........................................25

          Item 3.  Defaults Upon Senior Securities............................25

          Item 4.  Submission of Matters to a Vote of Security Holders........25

          Item 5.  Other Information..........................................26

          Item 6.  Exhibits...................................................26

SIGNATURES....................................................................27

EXHIBITS.....................................................................E-1

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,    MARCH 31,
                                                                              2004           2004
                                                                          -------------    ---------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                 $  10,933        $  11,574
  Federal Funds sold                                                          1,500            8,200
  Interest Earning Deposits                                                     600            3,000
                                                                          ---------        ---------
     Total cash and cash equivalents                                         13,033           22,774
Securities:
  Available-for-sale, at fair value (including pledged as collateral of
     $118,058 at September 30, 2004 and $82,325 at March 31, 2004)          124,279           96,403
  Held-to-maturity, at amortized cost (including pledged as
     collateral of $31,943 at September 30, 2004 and $42,189 at
     March 31, 2004; fair value of $32,795 at September 30, 2004 and
     $43,794 at March 31, 2004)                                              32,744           43,474
                                                                          ---------        ---------
     Total securities                                                       157,023          139,877
Loans receivable:
  Real estate mortgage loans                                                375,706          350,015
  Consumer and commercial business loans                                      5,721            6,010
  Allowance for loan losses                                                  (4,116)          (4,125)
                                                                          ---------        ---------
     Total loans receivable, net                                            377,311          351,900
Office properties and equipment, net                                         13,227           11,682
Federal Home Loan Bank of New York stock, at cost                             4,625            4,576
Accrued interest receivable                                                   2,656            2,489
Other assets                                                                 12,548            5,532
                                                                          ---------        ---------
     Total assets                                                         $ 580,423        $ 538,830
                                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                $ 426,808        $ 373,665
  Advances from the Federal Home Loan Bank of New York and
     other borrowed money                                                   100,582          104,282
  Other liabilities                                                           7,529           16,238
                                                                          ---------        ---------
     Total liabilities                                                      534,919          494,185
Stockholders' equity:
  Preferred stock (par value $0.01 per share; 1,000,000
     shares authorized; 100,000 issued and outstanding)                           1                1
  Common stock (par value $0.01 per share: 5,000,000 shares
     authorized; 2,316,358 shares issued; 2,295,366 and
     2,285,267 outstanding at September 30, 2004 and
     March 31, 2004, respectively)                                               23               23
  Additional paid-in capital                                                 23,916           23,882
  Retained earnings                                                          21,856           20,892
  Unamortized awards of common stock under  management
     recognition plan ("MRP")                                                   (11)             (21)
  Treasury stock, at cost (20,992 shares at September 30, 2004
     and 31,091 at March 31, 2004)                                             (295)            (390)
  Accumulated other comprehensive income                                         14              258
                                                                          ---------        ---------
     Total stockholders' equity                                              45,504           44,645
                                                                          ---------        ---------
  Total liabilities and stockholders' equity                              $ 580,423        $ 538,830
                                                                          =========        =========

See accompanying notes to consolidated financial statements.

               CARVER BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                 2004        2003         2004       2003
                                                              ---------   --------      --------   --------

Interest income:
   Loans                                                       $  5,700   $  5,061      $ 11,116   $  9,927
   Mortgage-backed securities                                     1,102      1,218         2,129      2,444
   Investment securities                                            189        297           422        667
   Federal funds sold                                                22         26            58         81
                                                               --------   --------      --------   --------
     Total interest income                                        7,013      6,602        13,725     13,119
                                                               --------   --------      --------   --------

Interest expense:
   Deposits                                                       1,313      1,143         2,438      2,419
   Advances and other borrowed money                              1,055        966         2,098      1,920
                                                               --------   --------      --------   --------
     Total interest expense                                       2,368      2,109         4,536      4,339
                                                               --------   --------      --------   --------

     Net interest income                                          4,645      4,493         9,189      8,780

Provision for loan losses                                            --         --            --         --
                                                               --------   --------      --------   --------
     Net interest income after provision for loan losses          4,645      4,493         9,189      8,780
                                                               --------   --------      --------   --------

Non-interest income:
   Depository fees and service charges                              535        490         1,055        974
   Loan fees and charges                                            557        492         1,080      1,137
   Gain on sale of securities                                        --         31            94         31
   Impairment of securities                                      (1,472)        --        (1,472)        --
   Gain on sale of loans                                             44         --            45         --
   Grant income                                                   1,140         --         1,140         --
   Other                                                             26        561            28        572
                                                               --------   --------      --------   --------
      Total non-interest income                                     830      1,574         1,970      2,714
                                                               --------   --------      --------   --------

Non-interest expense:
   Compensation and benefits                                      2,068      1,798         4,069      3,603
   Net occupancy expense                                            473        343           876        667
   Equipment                                                        395        399           764        782
   Merger related expenses                                          847         --           847         --
   Other                                                          1,286      1,350         2,452      2,619
                                                               --------   --------      --------   --------
      Total non-interest expense                                  5,069      3,890         9,008      7,671
                                                               --------   --------      --------   --------

      Income before income taxes                                    406      2,177         2,151      3,823
Income taxes                                                        151        751           814      1,310
                                                               --------   --------      --------   --------
      Net income                                               $    255   $  1,426      $  1,337   $  2,513
                                                               ========   ========      ========   ========

Dividends applicable to preferred stock                        $     49   $     49      $     98   $     98

      Net income available to common stockholders              $    206   $  1,377      $  1,239   $  2,415
                                                               ========   ========      ========   ========

Earnings per common share:
       Basic                                                   $   0.09   $   0.60      $   0.54   $   1.05
                                                               ========   ========      ========   ========
       Diluted                                                 $   0.09   $   0.55      $   0.51   $   0.98
                                                               ========   ========      ========   ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                 ACCUMULATED     COMMON     TOTAL
                                                             ADDITIONAL                             OTHER         STOCK     STOCK-
                                       PREFERRED    COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   ACQUIRED   HOLDERS'
                                         STOCK      STOCK     CAPITAL     EARNINGS    STOCK        INCOME        BY MRP     EQUITY
                                       ---------   -------   ----------   --------   --------   -------------   --------   ---------

Balance-March 31, 2004                  $      1   $    23   $   23,882   $ 20,892   ($   390)    $    258      ($    21)  $ 44,645

Comprehensive income:
    Net Income for the three months
    ended June 30, 2004                       --        --           --      1,082         --           --            --   $  1,082
    Change in net unrealized gain on
    securities, net of taxes                  --        --           --         --         --       (1,110)           --   ($ 1,110)
Dividends paid                                --        --           --       (213)        --           --            --   ($   213)
Treasury stock activity                       --        --            6         --         60           --           (81)  ($    15)
Allocation of shares for MRP                  --        --           34         --         --           --            --   $     34
                                        --------   -------   ----------   --------   --------     --------      --------   --------
Balance-June 30, 2004                   $      1   $    23   $   23,922   $ 21,761   ($   330)    ($   852)     ($   102)  $ 44,423
                                        ========   =======   ==========   ========   ========     ========      ========   ========

Comprehensive income:
    Net Income for the period
    ended September 30, 2004                  --        --           --        255         --           --            --        255
    Change in net unrealized gain on
    securities, net of taxes                  --        --           --         --         --          866            --        866
Dividends paid                                --        --           --       (160)        --           --            --       (160)
Treasury stock activity                       --        --           (6)        --         35           --            91        120
                                        --------   -------   ----------   --------   --------     --------      --------   --------
Balance-September 30, 2004              $      1   $    23   $   23,916   $ 21,856   ($   295)    $     14      ($    11)  $ 45,504
                                        ========   =======   ==========   ========   ========     ========      ========   ========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                            2004           2003
                                                                          --------       --------
Cash flows from operating activities:
  Net income                                                              $  1,337       $  2,513
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                  --             --
     ESOP and MRP expense                                                      114             18
     Depreciation and amortization expense                                     696            570
     Amortization of intangibles                                                --            107
     Other amortization                                                      2,731          2,349
     Gain from sale of securities                                              (94)            --
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest receivable                       (167)           362
     Increase in other assets                                               (7,121)        (4,238)
     Decrease in other liabilities                                          (8,580)        (4,710)
     (Decrease) increase in accrued interest payable                          (100)             4
                                                                          --------       --------
          Net cash used in operating activities                            (11,184)        (3,025)
                                                                          --------       --------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                    (68,479)       (36,925)
     Held-to-maturity                                                           --        (19,880)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                     31,109         37,442
     Held-to-maturity                                                       10,592          4,452
  Proceeds from sales of available-for-sale securities                       7,288         23,871
  Disbursements for loan originations                                      (49,878)       (36,683)
  Loans purchased from third parties                                       (31,480)       (38,751)
  Principal collections on loans                                            51,612         53,389
  Purchase of FHLB-NY stock                                                    (49)          (162)
  Proceeds from loans sold                                                   4,042             --
  Additions to premises and equipment                                       (2,241)          (846)
                                                                          --------       --------
          Net cash used in investing activities                            (47,484)       (14,093)
                                                                          --------       --------
Cash flows from financing activities:
  Net increase in deposits                                                  53,143         14,056
  Net repayment of FHLB advances and
   other borrowed money                                                     (3,729)       (11,352)
  Issuance of junior subordinated debentures                                    --         12,740
  Common stock repurchased                                                    (114)          (303)
  Dividends paid                                                              (373)          (327)
                                                                          --------       --------
          Net cash provided by financing activities                         48,927         14,814
                                                                          --------       --------
Net decrease in cash and cash equivalents                                   (9,741)        (2,304)
Cash and cash equivalents at beginning of the period                        22,774         23,160
                                                                          --------       --------
Cash and cash equivalents at end of  the period                           $ 13,033       $ 20,856
                                                                          ========       ========
Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                   $   (244)      $   (669)

Cash paid for-
  Interest                                                                $  4,636       $  4,300
  Income taxes                                                               1,940          2,825

See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the "Holding Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, changes in stockholders' equity and cash flows of the Holding Company and its subsidiaries on a consolidated basis as of and for the periods shown have been included.

         The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the year ended March 31, 2004 ("2004 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month or six-month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005 ("fiscal 2005").

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

         In addition, the Holding Company owns a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board ("FASB"), revised Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51" ("FIN 46R"), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities ("trust preferred securities"). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred securities are redeemable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 4.93% as of September 30, 2004. The Holding Company has guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. See Note 6 for further discussion of the impact of our adoption of FIN 46R.


(2)      NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended September 30, 2004 and 2003, preferred dividends of $49,000 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended September 30, 2004 and 2003, 208,333 shares of common stock potentially issuable from the conversion of preferred stock and 89,018 shares of common stock at September 30, 2004 and 81,384 shares of common stock at September 30, 2003 potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended September 30, 2004 and September 30, 2003, respectively, were considered in determining the diluted net income per common share.

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


(4)      EMPLOYEE BENEFIT PLANS

PENSION PLAN

         Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver Federal's policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.

DIRECTORS' RETIREMENT PLAN

         Concurrent with the conversion to a stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The directors' retirement plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director.

         The following table sets forth the components of net periodic pension expense for the pension plan and directors' retirement plan for the three months ended September 30 of the fiscal years indicated.

                                              EMPLOYEE PENSION PLAN     NON-EMPLOYEE DIRECTORS' PLAN
                                               2004          2003           2004          2003
                                              ------        ------         ------       --------
                                                               (IN THOUSANDS)

Interest Cost                                 $   42        $   43         $    2       $    3
Expected Return on Assets                        (59)          (56)            --           --
                                              ------        ------         ------       ------
    Net Periodic Benefit Expense / (Credit)   $  (17)       $  (13)        $    2       $    3
                                              ======        ======         ======       ======


(5)      SUBSEQUENT EVENTS

         On September 15, 2004, the Holding Company issued a press release and mailed a Notice of Redemption and a related Letter of Transmittal to the holders of its Series A and Series B Convertible Preferred Stock (the "Preferred Shares"), par value $0.01 per share, stating that it would redeem all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock. The Preferred Shares were to be redeemed on October 15, 2004 ("Redemption Date") at a redemption price of $26.97 per share plus $0.65 in accrued and unpaid dividends to, but excluding, the Redemption Date for an aggregate redemption price of $27.62 per Preferred Share. Dividends on the Preferred Shares would cease to accrue on the Redemption Date. On October 20, 2004 the Holding Company announced that the holders of all 40,000 outstanding shares of Carver's Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock, had elected prior to the Redemption Date, pursuant to the Certificate of Designations, Preferences and Rights of the Preferred Shares, to convert their Preferred Shares into shares of Carver's common stock, par value $0.01 (the "Common Stock"). Upon conversion of their Preferred Shares, the holders were issued an aggregate of 208,333 shares of Common Stock.

         On October 15, 2004 the Holding Company was advised by the Office of Thrift Supervision ("OTS") that the OTS has denied Carver's application to consummate the merger agreement between the Holding Company, the Bank and Independence Federal Savings Bank of Washington, D.C. ("IFSB"). That merger agreement was subject to, among other things, approval by the OTS. Among the reasons communicated to Carver by the OTS for its position was the OTS's concern related to the financial resources and future prospects of the combined company, including concerns about the capitalization of the combined company and its future profitability. As a result of the OTS decision, on October 26, 2004 the Holding Company, the Bank and IFSB announced their mutual agreement to terminate the merger agreement and to release each other party from all related liabilities.

         On October 26, 2004, the Board of Directors of the Holding Company declared, for the quarter ended September 30, 2004, a cash dividend of seven cents ($0.07) per common share outstanding. The dividend is payable on November 23, 2004 to stockholders of record at the close of business on November 9, 2004.


(6)      RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING AND DISCLOSURE REQUIREMENT RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

         In January 2004, FASB issued FASB Staff position ("FSP") No. 106-1 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Medicare Act") for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit.

         In May 2004, the FASB issued FSP No. 106-2 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Revised Medicare Act")," which supersedes FSP No. 106-1 of the same name. The Company is not affected by the Revised Medicare Act since it does not provide retiree health-care benefits.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFIT

         In December 2003, the FASB issued a revised SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NOS. 87, 88 AND 106" ("SFAS No. 132(R)"). SFAS No. 132(R) requires additional disclosures to those in the original statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board ("APB") Opinion No. 28, "INTERIM FINANCIAL REPORTING," to require interim disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. SFAS No. 132(R) is effective for financial statements for fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which is effective for fiscal years ending after June 15, 2004. The Company has adopted the disclosure provisions of SFAS No. 132(R).

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In December 2003, the FASB issued FIN46R. FIN46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN46R replaces FIN46 that was issued in January 2003. All public companies, such as Carver, are required to fully implement FIN46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN46R resulted in the deconsolidation of Carver Statutory Trust I, which did not have a material impact on the Company's financial condition or results of operations.

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER" ("SOP No. 03-3"). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 is not expected to have an impact on the Company's financial condition or results of operations.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS No. 150"). The SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption and implementation of SFAS No. 150 did not have a material impact on the Company's earnings or financial position.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued Statement No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS NO. 149") which amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"("SFAS NO. 133)." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities, or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

         Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "will," "would," "could," "may," "planned," "estimated," "potential," "outlook," "predict," "project" and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of the management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company's control, that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company's success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies; increases in competitive pressure among financial institutions or non-financial institutions; legislative or regulatory changes which may adversely affect the Company's business or the cost of doing business; technological changes which may be more difficult or expensive than we anticipate; changes in interest rates which may reduce net interest margins and net interest income; changes in deposit flows, loan demand or real estate values which may adversely affect the Company's business; changes in accounting principles, policies or guidelines which may cause the Company's condition to be perceived differently; litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; and general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect decreased liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

         The forward-looking statements contained herein are made as of the date of this Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

         As used in this Form 10-Q, "we," "us" and "our" refer to the Holding Company and its consolidated subsidiaries, unless the context otherwise requires.

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

         The Holding Company is dependent on dividends from the Bank, its own earnings, capital raised and borrowings for sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest earned on our assets, primarily our loans and securities, and the interest paid on our deposits and borrowings. Our earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies.

         Net income for the three and six months ending September 30, 2004 decreased compared to the three and six months ended September 30, 2003. The decrease in net income was primarily due an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income. The increase in non-interest expense was primarily due to merger related charges and increases in employee compensation and benefit and occupancy expenses as a result of new branch openings. Non-interest income decreased primarily as a result of the recognition in fiscal 2004 of a recovery of previously unrecognized mortgage loan income. Additionally, non-interest income declined in the second quarter of fiscal 2005 due to an impairment charge on IFSB stock owned by the Holding Company partially offset by grant income received by the Bank. Net interest income increased primarily as a result of higher mortgage loan income partially offset by higher deposit expenses.

         The Bank pursues typical thrift activities through originating and purchasing mortgage loans and funds that activity with the gathering of deposits. The Bank supplements these mortgage lending activities with additional interest-earning assets such as mortgage-backed securities and funding sources such as advances from the Federal Home Loan Bank of New York ("FHLB-NY'). The Bank also generates other income such as fee income on deposit and loan accounts and, to a lesser extent, ATM fees, debit card interchange fees and, depending on market conditions, net gains on sales of securities and loans. The level of its expenses such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense further affects the Bank's net income. As the largest publicly-traded African- and Caribbean-American run bank in the United States, our goal is to build a solid banking franchise by focusing on growing the core businesses of mortgage lending and retail banking while maintaining superior asset quality and maximizing shareholder value. This discussion and analysis of the Company's financial condition should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2004 10-K. Each of these elements is discussed in the analysis of our financial results.

         Throughout the fiscal year ended March 31, 2004 ("fiscal 2004"), the Bank has been impacted by the low interest rate environment, which held steady within historically low ranges. The low interest rate environment accelerated repayments of our mortgage loans and mortgage-backed securities and also allowed for lowering the Bank's cost of funds, the net effect of which resulted in a decline in our net interest margin. In the first two quarters of fiscal 2005 interest rates began to increase, which can negatively impact net interest margin as interest rates paid on liabilities increases more quickly than yields earned on assets.

         At September 30, 2004, total assets increased by $41.6 million to $580.4 million compared to March 31, 2004. The asset growth primarily reflects increases in net loans receivable and securities. Loans increased as new mortgage loan originations and purchases exceeded mortgage loan repayments. The increase in securities was attributable to purchase of mortgage-backed securities to meet collateral requirements for the New York State deposits received in our Jamaica Center branch.

         At September 30, 2004, total liabilities increased by $40.7 million to $534.9 million compared to March 31, 2004. The increase in liabilities is mainly the result of $53.1 million in deposit growth, $50.0 million of which was deposited by the City and State of New York under the Banking Development District program. The increase in deposits was partially offset by repayments of matured borrowings and a decrease in other liabilities resulting primarily from the payment of income taxes and bank checks.

         At September 30, 2004, total stockholders' equity increased $859,000 to $45.5 million compared to March 31, 2004. The increase in total stockholders' equity was primarily attributable to an increase in retained earnings of $964,000 generated from earnings, partially offset by a decrease in accumulated other comprehensive income related to the mark-to-market of the Bank's available-for-sale securities.

         Asset quality of the Bank's loan portfolio remained strong. The Company did not provide for additional loan loss reserves as the Company considers the current overall allowance for loan losses to be adequate.

         Net income available to common stockholders decreased $1.2 million, to $206,000 compared to $1.4 million for the same three-month period last year. These results were affected by two significant events this quarter. Results were impacted by charges related to the termination of the Company's merger agreement with IFSB and impairment charges on IFSB stock owned by the Holding Company, offset in part by an award to the Bank by the Community Development Financial Institutions ("CDFI") Fund of the Department of the Treasury.


CRITICAL ACCOUNTING POLICIES

         Note 1 to our audited Consolidated Financial Statements for fiscal 2004 included in our 2004 10-K, as supplemented by this report, contains a summary of our significant accounting policies and is incorporated herein. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The description of these policies should be read in conjunction with the corresponding section of our 2004 10-K.

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


AWARD FROM CDFI

         The CDFI Fund of the Department of the Treasury selected the Bank to receive a $1.5 million grant as part of its Bank Enterprise Award Program, which seeks to expand financing activities in economically distressed areas throughout the nation. Carver Federal was one of only five institutions to receive the maximum grant. A portion of these funds were shared with Carver Federal's non-profit lending partners, and the remaining $1.1 million was recognized as non-interest income in the second quarter of fiscal 2005.


TERMINATION OF MERGER AGREEMENT

         On October 15, 2004 the Holding Company was advised by the OTS that the OTS has denied Carver's application to consummate the merger agreement between the Holding Company, the Bank and IFSB. That merger agreement was subject to, among other things, approval by the OTS. Among the reasons communicated to Carver by the OTS for its position was its concern related to the financial resources and future prospects of the combined company, including concerns about the capitalization of the combined company and its future profitability. As a result, on October 26, 2004 the Holding Company, the Bank and IFSB announced their mutual agreement to terminate the merger agreement and to release each other party from all related liabilities. The Company recognized an impairment charge deemed other than temporary of $1.5 million resulting from the decline in market price of the 150,000 shares of common stock of IFSB that the Holding Company owns and reports as a part of its available-for-sale securities portfolio. In addition, the Company recognized an $847,000 charge resulting from expensing previously capitalized cost related to the proposed merger.

NEW BRANCH OPENED

         In July 2004 the Bank opened its seventh branch at Atlantic Terminal in Fort Greene, Brooklyn as part of its growth strategy in its core markets. The branch is located in the Atlantic Terminal Mall, a 373,000 square foot retail complex built above Brooklyn's busiest transportation hub, traveled by more than 15 million riders annually.


COMMUNITY REINVESTMENT PERFORMANCE

         During the second quarter of fiscal 2005, the OTS, the Bank's primary federal regulator, advised Carver Federal that as of its most recent examination Carver Federal's Community Reinvestment Act performance has been rated "Outstanding."


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund its increases in its loan and investment portfolios and cover its ongoing operating expenses. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         Other sources of liquidity include the ability to borrow under repurchase agreements, FHLB-NY advances utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At September 30, 2004, the Bank had the ability to borrow from the FHLB-NY an additional $20.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended September 30, 2004, total cash and cash equivalents decreased by $9.7 million, reflecting cash used in operating and investing activities being partially offset by cash provided by financing activities. Net cash used in operating activities during this period was $11.2 million, primarily representing decreases in other liabilities and an increase in other assets offset by adjustments to the balances of depreciation and amortization expense and other amortization. Net cash used in investing activities was $47.4 million, primarily representing the purchase of securities and mortgage loans and the disbursements for loan originations offset in part by the payment of principal on and the maturities of securities, the sale of available-for-sale securities and principal collections on loans. Net cash provided by financing activities was $48.9 million, primarily representing a net increase in deposits, partially offset by a decrease in advances from the FHLB-NY. See "Liabilities and Stockholders Equity--Liabilities" for a discussion of the changes in deposits and FHLB-NY deposits.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to further meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated by management on a frequent basis. The Bank was in compliance with this policy as of September 30, 2004.

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

         In the first quarter of fiscal 2005, the Federal Open Market Committee raised the federal funds rate 25 basis points for the first time since fiscal 2002. In the second quarter of fiscal 2005 the federal funds rate was again raised another 50 basis points. When mortgage interest rates increase, customers' refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have not increased dramatically over the last two quarters. As a result, refinance activity has remained stable deterring early repayments and enabling loan portfolio growth through originations and purchases.

         The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At September 30, 2004, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at September 30, 2004.

                               REGULATORY CAPITAL
                              AT SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                                    % OF
                                                      AMOUNT       ASSETS

Total capital (to risk-weighted assets):
Capital level                                         $59,895      15.95 %
Less requirement                                       30,058       8.00
                                                      -------      -----
Excess                                                $29,837       7.95
                                                      =======      =====

Tier 1 capital (to risk-weighted assets):
Capital level                                         $55,779      14.85 %
Less requirement                                       15,029       4.00
                                                      -------      -----
Excess                                                $40,750      10.85
                                                      =======      =====

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                         $55,779       9.62 %
Less requirement                                       23,207       4.00
                                                      -------      -----
Excess                                                $32,572       5.62 %
                                                      =======      =====


         On August 24, 2004 the Company paid a dividend of $0.07 per common share for the quarter ended June 30, 2004.

On October 26, 2004, the Board of Directors declared a dividend of $0.07 per common share for the quarter ended September 30, 2004. The dividend will be payable on November 23, 2004 to stockholders of record at the close of business on November 9, 2004.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND MARCH 31, 2004

ASSETS

         Total assets increased by $41.6 million, or 7.7%, to $580.4 million at September 30, 2004 compared to $538.8 million at March 31, 2004. The asset growth was primarily attributable to increases of $25.4 million in total loans receivable, net, $17.1 million in total securities, $7.0 million in other assets and $1.5 million in office properties and equipment. The increase in total assets was partially offset by a decrease of $9.7 million in total cash and cash equivalents.

         Cash and cash equivalents for the six-month period decreased $9.7 million, or 42.8%, to $13.0 million at September 30, 2004 compared to $22.8 million at March 31, 2004. The decrease was primarily a result of the Bank using its liquid assets to fund mortgage loan originations and mortgage-backed security purchases.

         Total securities increased $17.1 million, or 12.3%, to $157.0 million from $139.9 million at March 31, 2004 as new security purchases exceeded repayments, maturities and sales. The increase is primarily attributed to the purchase of additional GNMA mortgage-backed securities to collateralize $35 million of New York State deposits in the Jamaica Center branch. New purchases of investment securities were $68.5 million of which $2.7 million was the purchase of 127,785 shares of Independence's stock. This increase was offset in part by principal repayments on investment securities of $25.3 million, maturities of $16.4 million, sales of $7.3 million and a $470,000 reduction in net unrealized gains on securities. Additionally, the Company recognized a $1.5 million impairment charge on the 150,000 IFSB common shares it currently owns. The Company has not experienced any significant change since March 31, 2004 in the unrealized loss on securities which have been in a continuous unrealized loss position.

         Total loans receivable, net, increased $25.4 million, or 7.2%, to $377.3 from $351.9 million at March 31, 2004. The increase resulted from mortgage loan originations and purchases exceeding loan repayments during the first six months of fiscal 2005. During the six-month period ended September 30, 2004, loan originations and purchases were $49.9 million and $31.5 million, respectively, offset in part by loan repayments of $51.6 million and loan sales of $4.0 million. The $81.4 million in total loan originations and purchases for the period was comprised of $27.2 million in one- to four-family loans, $25.1 million in non-residential real estate mortgage loans, $24.8 million in construction loans, $4.2 million in multifamily loans and $64,000 in business and consumer loans combined. Management has evaluated yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Management will continue to assess yields and economic risk as it determines the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

         Office properties and equipment, net, increased $1.5 million, or 13.2%, to $13.2 million from $11.7 million at March 31, 2004 primarily due to capital purchases related to the building of the Bank's new Atlantic Terminal branch in Brooklyn.

         Other assets increased $7.0 million, or 126.8%, to $12.5 million from $5.5 million at March 31, 2004. The increase is primarily due to the Bank investing $8.0 million in a bank owned life insurance program for it's officers partially offset by a reduction of $884,000 in the Bank's deferred tax asset.


LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At September 30, 2004, total liabilities increased by $40.7 million, or 8.2%, to $534.9 million compared to $494.2 million at March 31, 2004. The increase in liabilities primarily reflects an increase of $53.1 million in deposits offset by a decrease of $3.7 million in advances from the FHLB-NY and other borrowed money and a decrease of $8.7 million in other liabilities.

         The increase in deposit balances was largely attributable to a $54.1 million increase in certificates of deposit accounts, primarily due to deposits of $15.0 million deposited by the City of New York and $35.0 million deposited by the State of New York under New York State's Banking Development District program. Of these funds, $45.0 million was deposited in our Jamaica Center branch in Queens and $5.0 million was deposited in our Malcolm X Boulevard branch located at Lenox Avenue and 116th Street in Manhattan. In addition, deposits increased by $1.9 million in savings and club accounts, partially offset by declines in money market accounts of $2.4 million and $513,000 in NOW accounts. Other factors contributing to deposit growth include an emphasis on developing depository relationships with borrowers and the offer of special promotions to attract new depositors. At September 30, 2004, the Bank had seven branches and two stand-alone 24/7 ATM centers. During July, the Bank opened its seventh branch in the Fort Greene section of Brooklyn. We believe that deposits will continue to grow with the addition of new branches and 24/7 ATM centers in Brooklyn and Manhattan coupled with our business development efforts.

         The decrease of $3.7 million in advances from the FHLB-NY and other borrowed money resulted from repayment of maturing FHLB-NY borrowings using cash flow primarily from the repayment of mortgage loans and mortgage-backed securities. The decrease in other liabilities of $8.7 million was primarily the result of payments of outstanding bank checks in the amount of $5.9 million and a decline in the liability for income taxes of $2.0 million as tax payments were remitted to taxing authorities.

         Included in other borrowed money are gross proceeds from the sale of $13.0 million of trust preferred securities. The trust preferred securities are redeemable quarterly at the option of the Company, beginning on or after July 7, 2007, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 4.93% as of September 30, 2004. The $12.8 million net proceeds from the issuance of trust preferred securities are included as other borrowed money and were contributed to the Bank to enhance regulatory capital.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $859,000, or 1.9%, to $45.5 million at September 30, 2004 compared to $44.6 million at March 31, 2004. The increase in total stockholders' equity was primarily attributable to an increase in retained earnings of $964,000 from net income derived during the first six months of fiscal 2005, partially offset by a decrease in accumulated other comprehensive income of $244,000. Accumulated other comprehensive income decreased as a result of net unrealized losses, net of taxes, relating to certain investment and mortgage-backed securities. As required by SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment directly to stockholders' equity, net of taxes, and does not impact the Consolidated Statements of Income.

         During the quarter ended September 30, 2004, the Holding Company purchased 4,700 additional shares of its common stock under its stock repurchase program announced on August 6, 2002. As a part of its repurchase program, the Holding Company has purchased 35,150 shares of its common stock in open market transactions at an average price of $14.71 per share to date. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

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

         The Company's Asset/Liability and Interest Rate Risk Committee ("ALCO"), comprised of members of the Board of Directors, meets periodically with senior management to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management.

         The economic environment is uncertain regarding future interest rate trends. Management regularly monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes on our interest-earning assets and interest-bearing liabilities. In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates, in order to respond effectively to changes in interest rates.


OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending commitments.

         Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. The Bank has outstanding commitments and contractual obligations as follows:


         The bank has outstanding loan commitments as follows:

                                                            SEPTEMBER 30,
                                                                2004
                                                           ---------------
                                                            (IN THOUSANDS)
           Commitments to originate mortgage loans               $ 64,235
           Commitments to originate consumer loans                  2,489
           Letters of Credit                                        1,908
                                                          ----------------
                   Total                                         $ 68,632
                                                          ================

                                                               PAYMENTS DUE BY PERIOD
                                                ----------------------------------------------------
                                                             LESS                            MORE
              CONTRACTUAL                                    THAN      1 - 3      3 - 5      THAN
              OBLIGATIONS                        TOTAL      1 YEAR     YEARS      YEARS     5 YEARS
---------------------------------------------   --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Long term debt obligations:
  FHLB advances                                 $ 87,812   $ 19,300   $ 56,474   $ 11,807   $    231
  Guaranteed preferred beneficial interest in
    junior subordinated debentures                12,770         --         --         --     12,770
                                                --------   --------   --------   --------   --------
      Total long term debt obligations           100,582     19,300     56,474     11,807     13,001

Operating lease obligations:
  Lease obligations for rental properties          4,499        576      1,140      1,016      1,767
                                                --------   --------   --------   --------   --------
Total contractual obligations                   $105,081   $ 19,876   $ 57,614   $ 12,823   $ 14,768
                                                ========   ========   ========   ========   ========


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

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                -------------------------------------------------------------------------
                                                              2004                                  2003
                                                ---------------------------------     -----------------------------------
                                                                       Annualized                              Annualized
                                                 Average                  Avg.         Average                    Avg.
                                                 Balance    Interest   Yield/Cost      Balance     Interest    Yield/Cost
                                                ---------   --------   ----------     ---------   ----------   ----------
                                                                      (Dollars in
                                                                       thousands)
Loans receivable (1)                             $380,052     $5,700        6.00%      $305,391       $5,061        6.57%
Investment securities (2)                         159,616      1,291        3.24%       172,311        1,515        3.49%
Federal funds                                       6,579         22        1.34%        11,622           26        0.89%
                                                 --------     ------      -------      --------       ------        -----
Total interest-earning assets                     546,247      7,013        5.14%       489,324        6,602        5.36%
Non-interest-earning assets                        26,593                                31,459
                                                 --------                              --------
Total assets                                     $572,840                              $520,783
                                                 ========                              ========

LIABILITIES AND EQUITY
Deposits:
NOW accounts                                      $20,549     $   17        0.34%      $ 25,472       $   23        0.35%
Savings and club accounts                         132,848        202        0.61%       131,435          243        0.73%
Money market accounts                              29,621         70        0.95%        27,341           54        0.78%
Certificates of deposit                           204,125      1,018        2.00%       161,118          813        2.00%
                                                 --------     ------      -------      --------       ------        -----
Total deposits                                    387,143      1,307        1.35%       345,366        1,133        1.30%
Mortgagor's deposits                                2,846          6        0.90%         1,183           10        3.35%
Guaranteed beneficial interest in junior
 subordinated debentures                           12,760        170        5.34%         1,904           23        4.79%
Borrowed money                                     92,930        885        3.82%       104,927          943        3.57%
                                                 --------     ------      -------      --------       ------        -----
Total interest-bearing liabilities                495,679      2,368        1.92%       453,380        2,109        1.85%
Non-interest-bearing DDA accounts                  24,568                                18,319
Other non-interest-bearing liabilities              6,820                                 6,873
                                                 --------                              --------
Total liabilities                                 527,067                               478,572
Stockholders' equity                               45,773                                42,211
                                                 --------                              --------
Total liabilities and stockholders' equity       $572,840                              $520,783
                                                 ========     ------                   ========       ------
Net interest income                                           $4,645                                  $4,493
                                                              ======                                  ======
Interest rate spread                                                        3.22%                                   3.51%
                                                                          =======                                   =====

Net interest margin                                                         3.40%                                   3.64%
                                                                          =======                                   =====

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                     1.10x                                   1.08x
                                                              ======                                  ======

(1)      Includes non-accrual loans
(2)      Includes FHLB-NY stock

                                                                  SIX MONTHS ENDED SEPTEMBER 30, 2004
                                                -------------------------------------------------------------------------
                                                              2004                                  2003
                                                ---------------------------------     -----------------------------------
                                                                       Annualized                              Annualized
                                                 Average                  Avg.         Average                    Avg.
                                                 Balance    Interest   Yield/Cost      Balance     Interest    Yield/Cost
                                                ---------   --------   ----------     ---------   ----------   ----------
                                                                      (Dollars in
                                                                       thousands)
Loans receivable (1)                             $370,276    $11,116        6.00%      $301,287       $9,927        6.59%
Investment securities (2)                         153,990      2,551        3.31%       169,599        3,111        3.67%
Federal funds                                      11,294         58        1.02%        15,289           81        1.05%
                                                 --------    -------       -----       --------       ------        -----
Total interest-earning assets                     535,560     13,725        5.11%       486,175       13,119        5.40%
Non-interest-earning assets                        24,837                                35,280
                                                 --------                              --------
Total assets                                     $560,397                              $521,455
                                                 ========                              ========

LIABILITIES AND EQUITY
Deposits:
NOW accounts                                     $ 11,763    $    36        0.59%      $ 24,478       $   48        0.39%
Savings and club accounts                         132,867        400        0.60%       130,543          563        0.86%
Money market accounts                              30,197        136        0.90%        26,421          115        0.87%
Certificates of deposit                           192,270      1,854        1.92%       162,253        1,678        2.06%
                                                 --------    -------       -----       --------       ------        -----
Total deposits                                    367,097      2,426        1.32%       343,694        2,404        1.40%
Mortgagor's deposits                                2,472         12        0.94%         1,711           15        1.75%
Guaranteed beneficial interest in junior
 subordinated debentures                           12,753        322        5.04%           957           23        4.79%
Borrowed money                                     92,270      1,776        3.84%       102,574        1,897        3.69%
                                                 --------    -------       -----       --------       ------        -----
Total interest-bearing liabilities                474,592      4,536        1.91%       448,935        4,339        1.93%
Non-interest-bearing DDA accounts                  33,209                                18,448
Other non-interest-bearing liabilities              7,247                                12,759
                                                 --------                              --------
Total liabilities                                 515,048                               480,142
Stockholders' equity                               45,349                                41,312
                                                 --------                              --------
Total liabilities and stockholders' equity       $560,397                              $521,454
                                                 ========    -------                   ========       ------
Net interest income                                          $ 9,189                                  $8,780
                                                             =======                                  ======
Interest rate spread                                                        3.20%                                   3.47%
                                                                           =====                                    =====
                                                                           ^^^^^
Net interest margin                                                         3.44%                                   3.62%
                                                                           =====                                    =====

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                      1.13x                                   1.08x
                                                             =======                                  ======

(1)      Includes non-accrual loans
(2)      Includes FHLB-NY stock

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         OVERVIEW. Net income for the three-month period ended September 30, 2004 was $255,000, a decline of $1.2 million from the corresponding prior year period. These results primarily reflect an increase in interest expense of $259,000, a decline in non-interest income of $744,000 and an increase in non-interest expense of $1.2 million, partially offset by increased interest income of $411,000 and a decrease in income tax expense of $600,000. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $206,000, or $0.09 per diluted common share, a decrease of $1.2 million, or $0.46 per diluted common share. Selected operating ratios for the three months ended September 30, 2004 and 2003 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

                                                  THREE MONTHS ENDED
Selected Operating Ratios:                           September 30,
                                                 2004             2003
                                                ------           ------

Return on average assets (1)                     0.18%            1.10%
Return on average equity (1)                     2.23            13.51
Interest rate spread (1)                         3.22             3.51
Net interest margin (1)                          3.40             3.64
Operating expenses to average assets (1,2)       3.54             3.01
Equity-to-assets                                 7.84             8.12
Efficiency ratio (3)                            92.58            64.25
Average interest-earning assets to
  interest-bearing liabilities                   1.10x            1.08x

(1)      Annualized
(2)      Excluding merger related expenses the ratio would be 2.95%
(3) Excluding the stock impairment charge, grant income and merger related expenses the ratio would be 72.71%

         INTEREST INCOME. Interest income increased by $411,000, or 6.2%, to $7.0 million for the three months ended September 30, 2004 compared to $6.6 million in the prior year period. Interest income increased primarily as a result of higher average real estate mortgage loan balances partially offset by a decline in average securities balances compared to the prior year period. The average balance of interest-earning assets increased by $56.9 million, or 11.7%, to $546.2 million for the three months ended September 30, 2004 compared to $489.3 million for the prior year period. The change in total interest income was also impacted by the 22 basis point decrease in the annualized average yield on interest-earning assets to 5.14% for the three months ended September 30, 2004 compared to 5.36% for the prior year period. Net interest margin declined 24 basis points to 3.40% for the three months ended September 30, 2004 compared to 3.64% for the prior year period, resulting from lower interest rates.

         Interest income on loans increased by $639,000, or 12.6%, to $5.7 million for the three months ended September 30, 2004 compared to $5.1 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $74.7 million to $380.1 million compared to $305.4 million for the prior year period partially offset by lower interest rates, which resulted in decreased yields in the loan portfolio. The annualized average yield on loans for the three months ended September 30, 2004 declined 57 basis points to 6.00% compared to 6.57% for the prior year period.

         Interest income on investment securities decreased by $224,000, or 14.8%, to $1.3 million for the three months ended September 30, 2004 compared to $1.5 million for the prior year period. The change was primarily due to a 25 basis point decrease in the annualized average yield on securities to 3.24% from 3.49% in the prior year period and a decrease of $12.7 million, or 7.4%, in the average balance of investment securities to $159.6 million compared to $172.3 million in the prior year period. The decrease in the average balance of securities, primarily mortgage-backed securities, reflects the execution of our strategy to invest cash flows from securities into higher yielding mortgage loans when prudent to do so. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage-backed securities and accelerated premium amortization.

         Interest income on federal funds sold decreased by $4,000, or 15.4%, to $22,000 for the three months ended September 30, 2004 compared to $26,000 for the prior year period. The decline was primarily attributable to a decrease in the average balance of federal funds of $5.0 million, or 43.4%, to $6.6 million from $11.6 million in the prior year period partially offset by an increase of 45 basis points in the annualized yield on federal funds sold. The decline in federal funds sold was a result of using liquid funds primarily to fund loan growth.

         INTEREST EXPENSE. Total interest expense increased by $259,000, or 12.3%, to $2.4 million for the three months ended September 30, 2004 compared to $2.1 million for the prior year period. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $42.3 million, or 9.4%, to $495.7 million from $453.4 million during the prior year period. Further adding to the increase, the annualized average cost of interest-bearing liabilities increased 7 basis points to 1.92% from 1.85% for the prior year period as a result of the recent rise in short-term interest rates.

         Interest expense on deposits increased $170,000, or 14.9%, to $1.3 million for the three months ended September 30, 2004 compared to $1.1 million for the prior year period. The increase in interest expense on deposits was due primarily to a $41.8 million increase in the average balance of interest-bearing deposits to $390.0 million for the three months ended September 30, 2004 from $346.5 million for the prior year period. Additionally, a 5 basis point rise in the rate paid on deposits to 1.35% compared to 1.30% for the prior year period, added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has grown core deposits, including new deposits from the two new branches opened in 2004, thereby benefiting net interest income and net interest margin. See "Liabilities and Stockholders' Equity--Liabilities."

         Interest expense on advances and other borrowed money increased $89,000, or 9.2%, to $1.1 million for the three months ended September 30, 2004 compared to $966,000 for the prior year period. This was primarily due to an increase of $147,000 for debt service related to the issuance of $13 million in subordinated debentures raised by the Company through an issuance of trust preferred securities in September 2003 and an increase of 25 basis points in the cost of borrowed money from FHLB-NY advances to 3.82% from 3.57% for the prior year period. See "Liabilities and Stockholders' Equity--Liabilities." This was partially offset by a decrease of $12.0 million in the average balance of borrowed money from FHLB-NY advances to $92.9 million from $104.9 million for the corresponding prior year period.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses increased $152,000, or 3.4%, to $4.6 million for the three months ended September 30, 2004 compared to $4.5 million for the prior year period as the average balance of interest-earning assets grew faster than our deposits and short term borrowings which repriced at higher rates. The Company's annualized average interest rate spread decreased by 29 basis points to 3.22% for the three months ended September 30, 2004 compared to 3.51% for the corresponding prior year period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 24 basis points to 3.40% for the three months ended September 30, 2004 from 3.64% for the corresponding prior year period.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan loss reserves for the three months ended September 30, 2004 or 2003 as the Company considers the overall allowance for loan losses to be adequate. During the second quarter of fiscal 2005, the Company recorded net recoveries of $11,000 compared to $10,000 in net charge-offs for the prior year period. At September 30, 2004, the Bank's allowance for loan losses was $4.1 million, substantially unchanged from March 31, 2004.

         At September 30, 2004, non-performing assets totaled $1.8 million, or 0.47% of total loans receivable, compared to $2.1 million, or 0.60% of total loans receivable, at March 31, 2004. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. The Bank had no foreclosed real estate as of September 30, 2004. As a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         At September 30, 2004, the allowance for loan losses of $4.1 million decreased $9,000 from March 31, 2004 due to net charge-offs in fiscal 2005. The ratio of the allowance for loan losses to non-performing loans was 229.0% at September 30, 2004 compared to 194.3% at March 31, 2004. The ratio of the allowance for loan losses to total loans was 1.08% at September 30, 2004 compared to 1.16% at March 31, 2004.

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

         NON-INTEREST INCOME. Total non-interest income for the quarter ended September 30, 2004 decreased $744,000, or 47.3%, to $830,000 compared to $1.6 million for the prior year period. The primary reason for the decline was that $558,000 was established for the recognition of previously unrecognized mortgage loan income during the period ended September 30, 2003. Further contributing to the decrease was an impairment charge deemed other than temporary of $1.5 million, resulting from the decline in the market price of 150,000 shares of common stock of IFSB that the Holding Company owns. Partially offsetting the decreases in non-interest income were the receipt of a net $1.1 million CDFI grant from the Department of the Treasury, a gain in loan fees and charges of $65,000, additional deposit fees and service charges of $45,000 and an increase of $44,000 resulting from gains on the sale of fixed rate loans. The $65,000 rise in loan fees and charges was largely attributable to increased mortgage prepayment penalty income amounting to $83,000 and the recognition of $39,000 of income from mortgage servicing rights on prior period sales of fixed rate loans where servicing rights were retained. Declines in fee income from loan closings and modification fees partially offset the increase in loan fees and charges. The additional deposit fees and services charges resulted from increases in ATM and debit card fees arising from greater transaction volume. The addition of two new ATM centers and two new branches contributed to the increased ATM transaction volume. Non-interest income represented 10.6% of revenue (interest income plus non-interest income) for the second quarter of fiscal 2005 compared to 19.3% for the corresponding prior year period.

         NON-INTEREST EXPENSE. For the quarter ended September 30, 2004, total non-interest expense increased $1.2 million, or 30.3%, to $5.1 million compared to $3.9 million for the prior year period. The increase in non-interest expense was primarily due to an $847,000 charge resulting from expensing previously capitalized costs related to the unsuccessful merger with IFSB. In addition, employee compensation and benefit expense rose $270,000 resulting from salary increases that were effective as of September 1, 2004, new hires including staffing for the new branches and increases in the costs to provide employee benefits. Net occupancy and advertising increased $130,000 and $21,000, respectively, primarily as a result of additional expenses incurred for the new Jamaica Center and Atlantic Terminal branch. These increases in non-interest expense were partially offset by $32,000 lower consulting fees and a decrease in loan expenses of $64,000, primarily due to a decline in collection expenses, compared to the prior year period.

         INCOME TAX EXPENSE. For the three-month period ended September 30, 2004, income before taxes decreased $1.8 million, or 81.4%, to $406,000 compared to $2.2 million for the prior year period. Income tax expense decreased $600,000, or 79.9%, to $151,000 compared to $751,000 for the prior year period, primarily as a result of the decline in income before taxes. Additionally, for the three-month period ended September 30, 2004, the Company accrued Federal, New York State and New York City income tax expense at a combined total tax rate of 38%. For the three-month period ended September 30, 2003, the Company's combined tax rate was 34%, or 4% lower than the current year, which at the time enabled the Company to reduce its tax provision to be in line with anticipated income tax liabilities.

COMPARISON OF OPERATING RESULTS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW

         Selected operating ratios for the six months ended September 30, 2004 and 2003 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

                                                  SIX MONTHS ENDED
SELECTED OPERATING RATIOS:                          SEPTEMBER 30,
                                                 2004          2003
                                                ------        ------

Return on average assets (1)                     0.48%         0.97%
Return on average equity (1)                     5.90         12.07
Interest rate spread (1)                         3.20          3.47
Net interest margin (1)                          3.44          3.62
Operating expenses to average assets (1,2)       3.21          2.98
Equity-to-assets                                 7.84          8.12
Efficiency ratio (3)                            80.72         66.81
Average interest-earning assets to
  interest-bearing liabilities                   1.13x         1.08x

(1)      Annualized
(2)      Excluding merger related expenses the ratio would be 2.91%
(3) Excluding the IFSB stock impairment charge, grant income and merger related expenses the ratio would be 71.02%

         NET INCOME. The Company reported net income for the six-month period ended September 30, 2004 of $1.3 million compared to net income of $2.5 million for the corresponding prior year period. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $1.2 million, or $0.51 per diluted common share, compared to $2.4 million, or $0.98 per diluted common share, for the corresponding prior year period. Income for the six months ended September 30, 2004 includes a grant from the Department of the Treasury of $1.1 million offset by a $1.5 million impairment charge for IFSB stock deemed other than temporary and an $847,000 charge for the unsuccessful merger with IFSB. Net income available to common stockholders decreased $1.2 million primarily due to an increase in non-interest expense of $1.3 million, a reduction in non-interest income of $744,000, partially offset by an increase in net interest income of $409,000 and a reduction in income tax expense of $496,000.

         INTEREST INCOME. Interest income increased by $606,000, or 4.6%, to $13.7 million for the six months ended September 30, 2004 compared to $13.1 million in the corresponding prior year period. The rise in interest income was primarily due to an increase in the average balance of interest-earning assets of $49.4 million, or 10.2%, to $535.6 million for the six months ended September 30, 2004 compared with $486.2 million for the corresponding prior year period. Partially offsetting the increase was a decrease of 29 basis points in the annualized average yield on interest-earning assets to 5.11% for the six months ended September 30, 2004 compared to 5.40% for the corresponding prior year period.

         Interest income on loans increased by $1.2 million, or 12.0%, to $11.1 million for the six months ended September 30, 2004 compared to $9.9 million for the corresponding prior year period. The increase in interest income on loans was due primarily to an increase in average mortgage loan balances of $69.0 million, or 22.9%, to $370.3 million for the six months ending September 30, 2004 compared to $301.3 million for the corresponding prior year period. The increase in interest income on loans was partially offset by a decrease of 59 basis points in the annualized average yield on mortgage loans to 6.00% compared to 6.59% for the six months ended September 30, 2003.

         Interest income on total securities decreased by $560,000, or 18.0%, to $2.6 million for the six months ended September 30, 2004 compared to $3.1 million for the corresponding prior year period. The change was primarily due to a decrease in the average balance of total securities of $15.6 million, or 9.2%, to $154.0 million for the six months ended September 30, 2004 compared to $169.6 million for the corresponding prior year period, coupled with a decrease in the annualized average yield on investment securities of 36 basis points to 3.31% from 3.67% during the same period.

         Interest income on federal funds sold decreased by $23,000, or 28.4%, to $58,000 for the six months ended September 30, 2004 compared to $81,000 for the corresponding prior year period. The average balance of federal funds decreased $4.0 million, or 26.2%, to $11.3 million from $15.3 million for the corresponding prior year period. In addition, the annualized yield on federal funds sold declined 3 basis points to 1.02% for the six months ended September 30, 2004 compared to 1.05% for the corresponding prior year period.


         INTEREST EXPENSE. Total interest expense increased by $197,000, or 4.5%, to $4.5 million for the six months ended September 30, 2004 compared to $4.3 million for the corresponding prior year period. The increase in interest expense is primarily due to growth in the average balance of interest-bearing liabilities of $25.7 million, or 5.7%, to $474.6 million from $448.9 million compared to the corresponding prior year period. The annualized average cost of interest-bearing liabilities was partially offset by a decrease of 2 basis points to 1.91% from 1.93% for the corresponding prior year period.

         Interest expense on deposits increased $19,000, or 0.8%, to $2.4 million for the six months ended September 30, 2004 relatively unchanged compared to the corresponding prior year period. The increase in interest expense on deposits was due primarily to a $24.2 million increase in the average balance of interest-bearing deposits to $369.6 million from $345.4 million for the corresponding prior year period partially offset by an 9 basis point decline in the rate paid on deposits to 1.32% for the six months ended September 30, 2004 compared to 1.41% for the corresponding prior year period.

         Interest expense on advances and other borrowed money increased $178,000, or 9.3%, to $2.1 million for the six months ended September 30, 2004 compared to $1.9 million for the corresponding prior year period. This was primarily due to an increase in the average balance for debt service of $11.8 million related to the issuance of $13 million in subordinated debentures raised by the Company through an issuance of trust preferred securities in September 2003 and an increase of 15 basis points in the cost of borrowed money from FHLB-NY advances to 3.84% from 3.69% for the prior year period. See "Liabilities and Stockholders' Equity--Liabilities." This was partially offset by a decrease of $10.3 million in the average balance of borrowed money from FHLB-NY advances to $92.3 million from $102.6 million for the corresponding prior year period.


         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses increased by $409,000, or 4.7%, to $9.2 million for the six months ended September 30, 2004 compared to $8.8 million for the corresponding prior year period. Total interest income increased by $606,000 while total interest expense increased by $197,000 for the six months ended September 30, 2004. The Company's annualized average interest rate spread decreased by 27 basis points to 3.20% for the six months ended September 30, 2004 compared to 3.47% for the corresponding prior year period. Our net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 18 basis points to 3.44% for the six months ended September 30, 2004 from 3.62% for the corresponding prior year period.


         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan losses for each six-month period ended September 30, 2004 and 2003. Due to the credit quality of the loan portfolio at period end, the Company believed the total loan loss allowance to be adequate. During the first six months of fiscal 2005, Carver recorded net loan charge-offs of $9,000 to the allowance for loan losses compared to net recoveries of $45,000 for the corresponding prior year period. At September 30, 2004, and March 31, 2004 the Bank's allowance for loan losses was $4.1 million.


         NON-INTEREST INCOME. Total non-interest income decreased $744,000, or 27.4%, to $2.0 million for the six-month period ended September 30, 2004 compared to $2.7 million for the corresponding prior year period. The decrease in non-interest income resulted primarily from $558,000 that was established during the period ended September 30, 2003 for the recognition of previously unrecognized mortgage loan income. Additionally, an impairment charge deemed other than temporary of $1.5 million was reflected, resulting from the decline in market price of 150,000 shares of IFSB common stock that the Holding Company owns. Further adding to the decline was a decrease in loan fees and charges of $57,000 primarily due to lower mortgage prepayment penalties and loan fees of $163,000 and $34,000, respectively, partially offset by the recognition of $155,000 of income from mortgage servicing rights. Partially offsetting the decreases in non-interest income were the receipt of a net $1.1 million CDFI grant from the Department of the Treasury, an increase of $81,000 in depository fees and service charges, an increase in the gain on sale of securities of $63,000 and an increase of $45,000 on the gain on sale of fixed rate mortgage loans. Depository fees and service charges rose as a result of increases in ATM and debit card fees arising from greater transaction volume. The addition of two new ATM centers and two new branches contributed to the increased ATM transaction volume. In an effort to reposition the balance sheet, the Company sold investment securities during the first quarter of fiscal 2005 that generated a net gain on sale of securities of $94,000.

         NON-INTEREST EXPENSE. Total non-interest expense increased $1.3 million, or 17.4%, to $9.0 million for the six months ended September 30, 2004 compared to $7.7 million for the corresponding prior year period. The increase was primarily attributable to an $847,000 charge resulting from expensing previously capitalized costs related to the unsuccessful merger with IFSB. In addition, employee compensation and benefits increased $466,000 due to salary increases that became effective as of September 1, 2004, new hires including staffing for the new branches and the increased cost of benefit plans. Net occupancy expense increased by $209,000 primarily as a result of additional expenses relating to the new Jamaica Center and Atlantic Terminal branches. Other non-interest expense decreased $167,000 primarily due to a decline in consulting expense that was incurred in the prior year period when the Bank established a real estate investment trust.


         INCOME TAX EXPENSE. For the six-month period ended September 30, 2004, income before taxes decreased $1.7 million, or 43.7%, to $2.2 million compared to $3.8 million for the prior year period. Income tax expense decreased $496,000, or 37.9%, to $814,000 compared to $1.3 million for the prior year period, primarily as a result of the decline in income before taxes. Additionally, for the six-month period ended September 30, 2004, the Company accrued for Federal, New York State and New York City income tax expense at a combined total tax rate of 38%. For the six-month period ended September 30, 2003, the Company's combined tax rate was 34%, or 4% lower than the current year, which at the time enabled the Company to reduce its tax provision to be in line with anticipated income tax liabilities.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2004 in Item 7A of the Company's 2004 10-K and is incorporated herein by reference. The Company believes that there have been no material changes in the Company's market risk at September 30, 2004 compared to March 31, 2004.


ITEM 4.         CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

         In January 2004, Michael Lee & Company ("Michael Lee"), former accountants for Hale House Center, Inc., filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee's alleged provision of deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee has appealed the judgment. Carver Federal opposes the appeal as untimely. Michael Lee opposed Carver Federal's application and requested additional time to cure any defects or omissions with respect to the service or filing of the appeal. The matter has been referred to the Office of Referees for an evidentiary hearing to resolve the issue but no hearing date has been set as of the date of the filing of this 10-Q. If Michael Lee's appeal is granted Carver Federal intends to defend itself vigorously. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.


ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2004, the Holding Company purchased 4,700 additional shares of its common stock under its stock repurchase program announced on August 6, 2002. As a part of its repurchase program, the Board of Directors of the Holding Company approved the purchase up to 231,635 shares of its common stock. To date, Carver has purchased 35,150 shares of its common stock in open market transactions at an average price of $14.71 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law. The following table sets forth the Holding Company's purchases of its equity securities during the second quarter of fiscal 2005.


                            ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------
                                                                            Total number of    Maximum number
                                                                            shares as part   of shares that may
                                          Total number of   Average price     of publicly     yet be purchased
Period                                    shares purchased  paid per share  announced plan     under the plan
---------------------------------------------------------------------------------------------------------------
July 1, 2004 to July 31, 2004                           --              --               --             201,185
August 1, 2004 to August 31, 2004                    4,400           18.39            4,400             196,785
September 1, 2004 to September 30, 2004                300           18.40              300             196,485


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Holding Company held its Annual Meeting on September 21, 2004 for the fiscal year ended March 31, 2004.

         The purpose of the Annual Meeting was to vote on the following proposals:

         1.       the election of three directors for terms of three years each;
                  and

         2. the ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ended March 31, 2005.

         The results of voting were as follows:


         Proposal 1:  Election of Directors:
                      Holding Company Nominees

                      David L. Hinds                    For            2,182,425
                                                        Withheld          33,597

                      Pazel G. Jackson, Jr.             For            2,181,446
                                                        Withheld          34,576

                      Deborah C. Wright                 For            2,179,970
                                                        Withheld          36,052


         Proposal 2:  Ratification of Appointment       For            2,206,373
                       of Independent Auditors
                                                        Withheld           8,604
                                                        Abstain            1,045

         In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual
Meeting: Carol Baldwin Moody, Robert Holland, Jr., Edward B. Ruggiero, Strauss Zelnick and Frederick O. Terrell.


ITEM 5.         OTHER INFORMATION

         Effective July 30, 2004, Devon Woolcock, Senior Vice President and Chief of Retail Banking, resigned from the Holding Company and Carver Federal to pursue other opportunities. Effective October 4, 2004, David Hargraves, a 15 year Citibank veteran became the new Senior Vice President and Chief of Retail Banking.

         On November 15, 2004, the Holding Company issued a press release stating that the financial results for the second quarter of the fiscal year ending March 31, 2005 had been revised from what was earlier reported in the Company's earnings press release, dated October 28, 2004. The revised results are reported in this quarterly report filed on Form 10-Q. The press release has been filed as an exhibit to this report.


ITEM 6.         EXHIBITS

(a)      The following exhibits are submitted with this report:

                Exhibit 11.          Computation of Net Income Per Share.

                Exhibit 20.1         Press Release dated November 15, 2004.

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

                                CARVER BANCORP, INC.


Date: November 15, 2004         /S/ DEBORAH C. WRIGHT
                                ------------------------------------------------
                                Deborah C. Wright
                                President and Chief Executive Officer


Date: November 15, 2004        /S/ WILLIAM C. GRAY
                               -------------------------------------------------
                               William C. Gray
                               Senior Vice President and Chief Financial Officer