Form 10-Q
period 2004-12-31
CARVER BANCORP INC
filed 2005-02-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


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

                          Yes  X                 No
                              ---                   ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                          Yes                    No  X
                              ---                   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             COMMON STOCK, PAR VALUE $.01                                           2,481,372
-------------------------------------------------------        -----------------------------------------------------
                        Class                                            Outstanding at January 31, 2005

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         ---------------------
         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition as of
                           December 31, 2004 (unaudited) and March 31, 2004.......................................1

                           Consolidated Statements of Income for the Three and Nine Months
                           Ended December 31, 2004 and 2003 (unaudited)...........................................2

                           Consolidated Statement of Changes in Stockholders' Equity and
                           Comprehensive Income for the Nine Months Ended December 31, 2004 (unaudited) ..........3

                           Consolidated Statements of Cash Flows for the Nine Months
                           Ended December 31, 2004 and 2003 (unaudited)...........................................4

                           Notes to Consolidated Financial Statements (unaudited).................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................22

         Item 4.  Controls and Procedures........................................................................22

PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings..............................................................................23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...................................23

         Item 3.  Defaults Upon Senior Securities................................................................24

         Item 4.  Submission of Matters to a Vote of Security Holders............................................24

         Item 5.  Other Information..............................................................................24

         Item 6.  Exhibits.......................................................................................24

SIGNATURES.......................................................................................................26

EXHIBITS........................................................................................................E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                               DECEMBER 31,          MARCH 31,
                                                                                                   2004                 2004
                                                                                             ------------------   -----------------
                                                                                                (UNAUDITED)
ASSETS Cash and cash equivalents:
    Cash and due from banks                                                                   $         13,136     $        11,574
    Federal funds sold                                                                                   8,500               8,200
    Interest earning deposits                                                                              600               3,000
                                                                                             ------------------   -----------------
         Total cash and cash equivalents                                                                22,236              22,774
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $114,109 at December 31, 2004 and $82,325 at March 31, 2004)                                    119,982              96,403
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $31,054 at December 31, 2004 and $42,189 at March 31, 2004)                                      31,830              43,474
                                                                                             ------------------   -----------------
          Total securities                                                                             151,812             139,877
Loans receivable:
     Real estate mortgage loans                                                                        411,509             350,015
     Consumer and commercial business loans                                                              1,643               6,010
     Allowance for loan losses                                                                          (4,119)             (4,125)
                                                                                             ------------------   -----------------
          Total loans receivable, net                                                                  409,033             351,900
Office properties and equipment, net                                                                    13,323              11,682
Federal Home Loan Bank of New York stock, at cost                                                        5,625               4,576
Accrued interest receivable                                                                              2,713               2,489
Other assets                                                                                            11,326               5,532
                                                                                             ------------------   -----------------
          Total assets                                                                        $        616,068     $       538,830
                                                                                             ==================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                 $        436,425     $       373,665
     Advances from the Federal Home Loan Bank of New York and other borrowed money                     125,290             104,282
     Other liabilities                                                                                   8,791              16,238
                                                                                             ------------------   -----------------
          Total liabilities                                                                            570,506             494,185
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000 shares authorized;
        100,000 issued and 0 and 100,000 outstanding December 31, 2004 and
        March 31, 2004, respectively)                                                                        -                   1
     Common stock (par value $0.01 per share: 10,000,000 shares authorized;
        2,524,691 and 2,316,358 shares issued at December 31, 2004 and
        March 31, 2004, respectively; 2,480,393 and 2,285,267 outstanding at
        December 31, 2004 and March 31, 2004, respectively)                                                 25                  23
     Additional paid-in capital                                                                         23,913              23,882
     Retained earnings                                                                                  22,536              20,892
     Unamortized awards of common stock under  management recognition plan                                 (11)                (21)
     Treasury stock, at cost (44,298 shares at December 31, 2004 and 31,091
        shares at March 31, 2004)                                                                         (751)               (390)
     Accumulated other comprehensive income                                                               (150)                258
                                                                                             ------------------   -----------------
          Total stockholders' equity                                                                    45,562              44,645
                                                                                             ------------------   -----------------
     Total liabilities and stockholders' equity                                               $        616,068     $       538,830
                                                                                             ==================   =================

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  DECEMBER 31,                       DECEMBER 31,
                                                         -------------------------------    --------------------------------
                                                                  (UNAUDITED)                         (UNAUDITED)
                                                             2004              2003              2004             2003
                                                         --------------    -------------    ---------------   --------------
Interest Income:
   Loans                                                  $      5,780      $     5,025      $      16,897     $     14,952
   Total securities                                              1,411            1,396              3,962            4,507
   Federal funds sold                                               32               62                 89              143
                                                         --------------    -------------    ---------------   --------------
     Total interest income                                       7,223            6,483             20,948           19,602

Interest expense:
   Deposits                                                      1,449            1,140              3,886            3,560
   Advances and other borrowed money                             1,036            1,076              3,134            2,996
                                                         --------------    -------------    ---------------   --------------
     Total interest expense                                      2,485            2,216              7,020            6,556

     Net interest income                                         4,738            4,267             13,928           13,046

Provision for loan losses                                            -                -                  -                -
                                                         --------------    -------------    ---------------   --------------
     Net interest income after provision for loan losses         4,738            4,267             13,928           13,046

Non-interest income:
   Depository fees and charges                                     600              479              1,655            1,454
   Loan fees and service charges                                   466            1,037              1,547            2,175
   Gain (loss) on sale of securities                                 -                -                 94               31
   Impairment of securities                                          -                -             (1,472)               -
   Gain on sale of loans                                            28               55                 74               55
   Grant income                                                      -                -              1,140                -
   Other                                                           109                6                135              577
                                                         --------------    -------------    ---------------   --------------
      Total non-interest income                                  1,203            1,577              3,173            4,292

Non-interest expense:
   Employee compensation and benefits                            2,365            1,989              6,435            5,592
   Net occupancy expense                                           526              385              1,402            1,053
   Equipment                                                       400              331              1,165            1,113
   Merger related expenses                                           -                -                847                -
   Other                                                         1,216            1,267              3,667            3,885
                                                         --------------    -------------    ---------------   --------------
      Total non-interest expense                                 4,507            3,972             13,516           11,643
      Income before income taxes                                 1,434            1,872              3,585            5,695

Income taxes                                                       514              636              1,328            1,946
                                                         --------------    -------------    ---------------   --------------
      Net income                                          $        920      $     1,236      $       2,257     $      3,749
                                                         ==============    =============    ===============   ==============

Dividends applicable to preferred stock                   $         16      $        49      $         114     $        148
      Net income available to common stockholders         $        904      $     1,187      $       2,143     $      3,601
                                                         ==============    =============    ===============   ==============

Earnings per common share:
       Basic                                              $       0.37      $      0.52      $        0.91     $       1.58
                                                         ==============    =============    ===============   ==============
       Diluted                                            $       0.36             0.47               0.87             1.45
                                                         ==============    =============    ===============   ==============


         See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            ACCUMULATED
                                                                 ADDITIONAL                                    OTHER
                                       PREFERRED      COMMON      PAID-IN       RETAINED     TREASURY      COMPREHENSIVE
                                         STOCK        STOCK       CAPITAL       EARNINGS      STOCK        INCOME (LOSS)
                                     -------------- ----------- ------------- ------------- ----------- --------------------
BALANCE-MARCH 31, 2004                          $1         $23       $23,882       $20,892       ($390)                $258

Comprehensive income:
    Net Income for the three months
    ended June 30, 2004                          -           -             -         1,082           -                    -
    Change in net unrealized gain on
    securities, net of taxes                     -           -             -             -           -               (1,110)
Dividends paid                                   -           -             -          (213)          -                    -
Treasury stock activity                          -           -             6             -          60                    -
Allocation of shares for MRP                     -           -            34             -           -                    -
                                     -------------- ----------- ------------- ------------- ----------- --------------------
BALANCE-JUNE 30, 2004                           $1         $23       $23,922       $21,761       ($330)               ($852)

Comprehensive income:
    Net Income for the three months
    ended September 30, 2004                     -           -             -           255           -                    -
    Change in net unrealized gain on
    securities, net of taxes                     -           -             -             -           -                  866
Dividends paid                                   -           -             -          (160)          -                    -
Treasury stock activity                          -           -            (6)            -          35                    -
                                     -------------- ----------- ------------- ------------- ----------- --------------------
BALANCE-SEPTEMBER 30, 2004                      $1         $23       $23,916       $21,856       ($295)                 $14

Comprehensive income:
    Net Income for the three months
    ended December 31, 2004                      -           -             -           920           -                    -
    Change in net unrealized gain on
    securities, net of taxes                     -           -             -             -           -                 (164)
Dividends paid                                   -           -             -          (240)          -                    -
Treasury stock activity                         (1)          2            (3)            -        (456)                   -
                                     -------------- ----------- ------------- ------------- ----------- --------------------
BALANCE-DECEMBER 31, 2004                       $0         $25       $23,913       $22,536       ($751)               ($150)
                                     ============== =========== ============= ============= =========== ====================

                                       COMMON         TOTAL
                                        STOCK         STOCK-
                                      ACQUIRED       HOLDERS'
                                       BY MRP         EQUITY
                                     ------------ ---------------
BALANCE-MARCH 31, 2004                      ($21)        $44,645

Comprehensive income:
    Net Income for the three months
    ended June 30, 2004                        -          $1,082
    Change in net unrealized gain on
    securities, net of taxes                   -         ($1,110)
Dividends paid                                 -           ($213)
Treasury stock activity                      (81)           ($15)
Allocation of shares for MRP                   -             $34
                                     ------------ ---------------
BALANCE-JUNE 30, 2004                      ($102)        $44,423

Comprehensive income:
    Net Income for the three months
    ended September 30, 2004                   -             255
    Change in net unrealized gain on
    securities, net of taxes                   -             866
Dividends paid                                 -            (160)
Treasury stock activity                       91             120
                                     ------------ ---------------
BALANCE-SEPTEMBER 30, 2004                  ($11)        $45,504

Comprehensive income:
    Net Income for the three months
    ended December 31, 2004                    -             920
    Change in net unrealized gain on
    securities, net of taxes                   -            (164)
Dividends paid                                 -            (240)
Treasury stock activity                        -            (458)
                                     ------------ ---------------
BALANCE-DECEMBER 31, 2004                   ($11)        $45,562
                                     ============ ===============


         See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                   2004                 2003
                                                            -------------------   ------------------
Cash flows from operating activities:
  Net income                                                 $           2,257     $          3,749
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                               -                    -
     ESOP and MRP expense                                                  114                   18
     Depreciation and amortization expense                               1,070                  850
     Amortization of intangibles                                             -                  160
     Other amortization                                                  3,313                1,688
     Gain from sale of securities                                          (94)                   -
   Changes in assets and liabilities:
      (Increase) decrease in accrued interest receivable                  (224)                 930
      (Increase) decrease in other assets                               (6,020)               7,200
      Decrease in other liabilities                                     (7,404)              (4,986)
                                                            -------------------   ------------------
          Net cash used in operating activities                         (6,988)               9,609
                                                            -------------------   ------------------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                (78,125)             (58,429)
     Held-to-maturity                                                        -              (19,860)
  Proceeds from principal payments, maturities and calls
    of securities:
     Available-for-sale                                                 44,661               60,193
     Held-to-maturity                                                   11,482                6,959
  Proceeds from sales of available-for-sale securities                   7,288               23,871
  Disbursements for loan originations                                  (77,351)             (69,540)
  Loans purchased from third parties                                   (78,020)             (69,158)
  Principal collections on loans                                        90,778               87,365
  (Purchase) redemption of FHLB-NY stock                                (1,049)                 564
  Proceeds from loans sold                                               6,999                6,512
  Additions to premises and equipment                                   (2,711)              (1,526)
                                                            -------------------   ------------------
          Net cash used in investing activities                        (76,048)             (33,049)
                                                            -------------------   ------------------
Cash flows from financing activities:
  Net increase in deposits                                              62,760               21,112
  Net repayment of FHLB advances and
   other borrowed money                                                 20,966              (11,404)
   Issuance of junior subordinated debentures                                -               12,728
  Common stock repurchased                                                (615)                (303)
  Dividends paid                                                          (613)                (540)
                                                            -------------------   ------------------
          Net cash provided by financing activities                     82,498               21,593
                                                            -------------------   ------------------
Net decrease in cash and cash equivalents                                 (538)              (1,847)
Cash and cash equivalents at beginning of the period                    22,774               23,160
                                                            -------------------   ------------------
Cash and cash equivalents at end of the period               $          22,236               21,313
                                                            ===================   ==================
Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of
    available-for-sale investments, net                      $            (244)    $           (775)

Cash paid for-
  Interest                                                   $           7,048     $          6,584
  Income taxes                                                           2,394                2,825


See accompanying notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

         The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 ("2004 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month or nine-month periods ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005 ("fiscal 2005").

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

         In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board ("FASB"), revised Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51", effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities ("trust preferred securities"). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 5.55% as of December 31, 2004. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. See Note 8 for further discussion of the impact of our adoption of FIN 46R.


(2) NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For each of the three-month periods ended December 31, 2004 and 2003, preferred dividends of $15,837 and $49,250, respectively, were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for both the three-month periods ended December 31, 2004 and 2003, 33,967 and 208,333 shares of common stock, respectively, were potentially issuable from the conversion of preferred stock. Also, 90,770 shares of common stock at December 31, 2004 and 112,358 shares of common stock at December 31, 2003 were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended December 31, 2004 and December 31, 2003, respectively. The effects of both of these potentially dilutive common shares were considered in determining the diluted net income per common share.

(3) STOCK OPTION PLAN

ACCOUNTING FOR STOCK BASED COMPENSATION

         The Holding Company grants "incentive stock options" only to its employees and grants "nonqualified stock options" to employees and non-employee directors. Under Accounting Principle Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Since we have elected to apply the intrinsic value method of accounting for stock-based compensation, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if it were applied rather than the intrinsic value method. Our policy with regard to stock-based compensation has been to grant employee stock options and restricted stock awards after fiscal year-end. Since most stock options are typically awarded after fiscal year-end and contain a nominal vesting period, no pro-forma compensation expense or its related effect on net income and earnings per share have been reported herein. In December 2004, the FASB has adopted SFAS No. 123R which will require the fair value method to be used to account for stock based compensation and will require recognizing compensation expense in the financial statements after June 15, 2005. Further disclosure is presented in Note 1 - "Summary of Significant Accounting Policies -- Stock Based Compensation Plans" of our audited consolidated financial statements in Carver's 2004 10-K which is incorporated herein by reference.


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

         The following table sets forth the components of net periodic pension expense for the pension plan and directors' retirement plan for the three months ended December 31 of the calendar years indicated.

                                                       EMPLOYEE PENSION PLAN            NON-EMPLOYEE DIRECTORS' PLAN
                                                       2004             2003               2004               2003
                                                  ---------------  ---------------   -----------------  -----------------
                                                                            (IN THOUSANDS)
Interest Cost                                      $          42    $          43     $             2    $             3
Expected Return on Assets                                    (59)             (56)                  -                  -
                                                  ---------------  ---------------   -----------------  -----------------
    Net Periodic Benefit Expense / (Credit)        4         (17)   $         (13)    $             2    $             3
                                                  ===============  ===============   =================  =================


(5) CONVERTIBLE PREFERRED STOCK

On September 15, 2004, the Holding Company issued a press release and mailed a Notice of Redemption and a related Letter of Transmittal to the holders of its Series A and Series B Convertible Preferred Stock (the "Preferred Shares"), par value $0.01 per share, stating that it would redeem all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock. The Preferred Shares were to be redeemed on October 15, 2004 ("Redemption Date") at a redemption price of $26.97 per share plus $0.65 in accrued and unpaid dividends to, but excluding, the Redemption Date for an aggregate redemption price of $27.62 per Preferred Share. Dividends on the Preferred Shares would have ceased to accrue on the Redemption Date. On October 20, 2004 the Holding Company announced that the holders of all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock had elected prior to the Redemption Date, pursuant to the Certificate of Designations, Preferences and Rights of the Preferred Shares, to convert their Preferred Shares into shares of Carver's common stock, par value $0.01 (the "Common Stock"). Upon conversion of their Preferred Shares, the holders were issued an aggregate of 208,333 shares of Common Stock.


(6) COMMON STOCK DIVIDEND

On January 25, 2005, the Board of Directors of the Holding Company declared, for the quarter ended December 31, 2004, a cash dividend of seven cents ($0.07) per common share outstanding. The dividend is payable on February 24, 2005 to stockholders of record at the close of business on February 10, 2005.


(7) RECENT ACCOUNTING PRONOUNCEMENTS

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

         In May 2004, the FASB issued FSP No. 106-2 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Revised Medicare Act"), which supersedes FSP No. 106-1 of the same name. The Company is not affected by the Revised Medicare Act since it does not provide retiree health-care benefits.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         In December 2003, the FASB issued a revised Statement of Financial Accounting Standards ("SFAS") No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NOS. 87, 88 AND 106" ("SFAS No. 132(R)"). SFAS No. 132(R) requires additional disclosures to those in the original statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board ("APB") Opinion No. 28, "INTERIM FINANCIAL REPORTING," to require interim disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. SFAS No. 132(R) is effective for financial statements for fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which is effective for fiscal years ending after June 15, 2004. The Company has adopted the disclosure provisions of SFAS No. 132(R).

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In December 2003, the FASB issued "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51" ("FIN46R"). FIN46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity. FIN46R replaces an earlier version that was issued in January 2003. All public companies, such as Carver, were required to fully implement FIN46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN46R resulted in the deconsolidation of Carver Statutory Trust I, which did not have a material impact on the Company's financial condition or results of operations.

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER" ("SOP No. 03-3"). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 is not expected to have a material impact on the Company's financial condition or results of operations.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS No. 150"). The SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption and implementation of SFAS No. 150 did not have a material impact on the Company's earnings or financial position.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS NO. 149"), which amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"("SFAS NO. 133"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 continue to be applicable in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 that relate to forward purchases or sales of when-issued securities, or other securities that do not yet exist, are applicable to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

                  Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "intend," "should," "will," "would," "could," "may," "planned," "estimated," "potential," "outlook," "predict," "project" and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of the management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company's control, that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company's success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies; increases in competitive pressure among financial institutions or non-financial institutions; legislative or regulatory changes which may adversely affect the Company's business or the cost of doing business; technological changes which may be more difficult or expensive than we anticipate; changes in interest rates which may reduce net interest margins and net interest income; changes in deposit flows, loan demand or real estate values which may adversely affect the Company's business; changes in accounting principles, policies or guidelines which may cause the Company's condition to be perceived differently; litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; and general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect decreased liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

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

OVERVIEW

         The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal, which, as of January 31, 2005, operates eight full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan and three standalone 24/7 ATM centers.

         The Holding Company is dependent on dividends from the Bank, its own earnings, capital raised and borrowings for sources of funds. The information below reflects principally the financial condition and results of operations of the Bank. The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities, and the interest paid on its deposits and borrowings. The Bank's earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies.

         Throughout the fiscal year ended March 31, 2004 ("fiscal 2004"), the Bank was impacted by the low interest rate environment, which held steady within historically low ranges. The low interest rate environment accelerated repayments of our mortgage loans and mortgage-backed securities and also allowed for lowering the Bank's cost of funds, the net effect of which resulted in a decline in our net interest margin. Throughout fiscal 2005 interest rates began to increase, which further negatively impacted our net interest margin as interest rates paid on liabilities increased more quickly than yields earned on assets.

         The Bank pursues typical thrift activities through originating and purchasing mortgage loans and funds that activity with the gathering of deposits. The Bank supplements these mortgage lending activities with additional interest-earning assets such as mortgage-backed securities and funding sources such as advances from the Federal Home Loan Bank of New York ("FHLB-NY'). The Bank also generates other income such as fee income on deposit and loan accounts and, to a lesser extent, ATM fees, debit card interchange fees and, depending on market conditions, net gains on sales of securities and loans. The level of its expenses such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense further affects the Bank's net income. Our goal is to continue profitable growth by increasing our loan and deposit market share in our existing markets, closely managing the yields on earning assets and rates on interest-bearing liabilities, introducing new financial products and services, increasing non-interest income from investment and insurance brokerage services, and controlling the growth of non-interest expenses.

         The Bank's results reflect momentum building in our lending and retail departments, which produced gains in total loans receivable as well as deposits. While interest income increased year over year, the progress was not enough to eliminate the impact of margin compression experienced throughout our industry, as the U.S. Treasury yield curve continued to flatten. In addition, non-interest income was negatively impacted by the decline in mortgage refinance activity, significantly reducing income from mortgage prepayment penalties. As expected, non-interest expense increased as a result of the successful launch of new branches and 24/7 ATM centers during the year.

          Net income for the three and nine months ended December 31, 2004 decreased compared to the three and nine months ended December 31, 2003. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income. The increase in non-interest expense was primarily due to merger-related charges and increases in employee compensation and benefits and occupancy expenses as a result of new branch and ATM center openings. Non-interest income was lower this period primarily as a result of the recognition in fiscal 2004 of a recovery of previously unrecognized mortgage loan income. The decline in non-interest income for the nine-month period also reflects the decline in the second quarter of fiscal 2005 due to an impairment charge on Independence Federal Savings Bank ("IFSB") stock owned by the Holding Company partially offset by grant income received by the Bank. Net interest income increased primarily as a result of higher mortgage loan income partially offset by higher deposit expenses.

         At December 31, 2004, total assets increased by $77.2 million to $616.1 million compared to $538.8 million at March 31, 2004. The asset growth primarily reflects increases in net loans receivable and securities. Loans increased as new mortgage loan originations and purchases exceeded mortgage loan repayments. The increase in securities was attributable to the purchase of mortgage-backed securities to meet the collateral requirements for New York State deposits received in our Jamaica Center branch.

         At December 31, 2004, total liabilities increased by $76.3 million to $570.5 million compared to $494.2 million at March 31, 2004. Liabilities increased mainly as a result of $62.8 million in deposit growth, $50.0 million of which was deposited into various Bank branches by the City and State of New York under the Banking Development District program and the remainder of which was retail deposit growth. Additionally, advances from the FHLB-NY and other borrowed money increased $21.0 million. The increase in deposits was partially offset by a decrease in other liabilities of $7.4 million, resulting primarily from the payment of bank checks and income taxes. The increase in liabilities was primarily used to fund loan growth.

         At December 31, 2004, total stockholders' equity increased $917,000 to $45.6 million compared to $44.6 million at March 31, 2004. The increase in total stockholders' equity was primarily attributable to growth in retained earnings of $1.6 million generated from fiscal 2005 year-to-date earnings, partially offset by a decrease in accumulated other comprehensive income of $408,000 related to the mark-to-market of the Bank's available-for-sale securities and a reduction of $361,000 related to the Bank's repurchase of its outstanding common stock through its stock repurchase program.

         Asset quality of the Bank's loan portfolio remained strong. The Company did not provide for additional loan loss reserves as the Company considers the current overall allowance for loan losses to be adequate.

         Net income available to common stockholders decreased $283,000 to $904,000 compared to $1.2 million for the same three-month period last year. Results were impacted by declines in non-interest income and higher operating expenses offset by increases in net interest income.

         This discussion and analysis of the Company's financial condition should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2004 10-K.


CRITICAL ACCOUNTING POLICIES

         Note 1 to our audited Consolidated Financial Statements for fiscal 2004 included in our 2004 10-K, as supplemented by this report, contains a summary of our significant accounting policies and is incorporated herein. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The description of these policies should be read in conjunction with the corresponding section of our 2004 10-K.

ALLOWANCE FOR LOAN LOSSES

         Carver Federal maintains a loan review system to monitor the overall quality of its loan portfolio, which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size and concentration of loans, type of collateral and financial condition of the borrowers. Loan loss allowances are established, using the methodology described below. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further adjustments to the level of the loan loss allowance may be necessary in the future.

         The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses in the loan portfolio. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. The Asset/Liability and Interest Rate Risk Committee of Carver Federal's Board of Directors reviews management's determination on a quarterly basis.

         The methodology employed for assessing the appropriateness of the allowance for loan losses consists of the following criteria:

                  o                 Establishment of allowance amounts for all
                           specifically identified criticized loans that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the external auditors. This initial allocation or specific-allowance methodology commences with loan officers and credit officers grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to management's Internal Asset Quality Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Quality Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan and credit officers. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

                  o An average loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential one- to four-family, multifamily, nonresidential and construction properties, which also includes consumer and business loans.

                  o Determination of the individual allowance amounts and average loss factors considers actual loss experience, business cycle changes and the real estate components of loans. Since many loans depend on the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect against loss. Recognition is also given to the changed risk profile brought about by customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York City metropolitan area. Other evidence used to support the amount of the allowance and its components are as follows:

                                    o        Regulatory examinations;

                                    o        Amount and trend of criticized
                                             loans;

                                    o        Peer comparisons with other
                                             financial institutions;

                                    o        Economic data associated with the
                                             real estate market in Carver
                                             Federal's lending areas; and

                                    o        Opportunities to dispose of
                                             marginally performing loans for
                                             cash consideration.


         In applying the methodology above, a loan is considered to be impaired, as defined by SFAS No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" ("SFAS 114"), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Management tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

TERMINATION OF MERGER AGREEMENT

                  On October 15, 2004 the Holding Company was advised by the Office of Thrift Supervision ("OTS") that the OTS had denied Carver's application to consummate the merger agreement between the Holding Company, the Bank and IFSB. That merger agreement was subject to, among other things, approval by the OTS. Among the reasons communicated to Carver by the OTS for its position was its concern related to the financial resources and future prospects of the combined company, including concerns about the capitalization of the combined company and its future profitability. As a result, on October 26, 2004 the Holding Company, the Bank and IFSB announced their mutual agreement to terminate the merger agreement and to release each other party from all related liabilities. The Company recognized an impairment charge deemed other than temporary of $1.5 million resulting from the decline in market price of the 150,000 shares of common stock of IFSB that the Holding Company owns and reports as a part of its available-for-sale securities portfolio. The market value of the Bank's position in IFSB common stock was $1.6 million as of December 31, 2004. In addition, the Company recognized an $847,000 charge resulting from expensing previously capitalized costs related to the proposed merger.

CONVERSION OF CONVERTIBLE PREFERRED STOCK

         The holders of all 40,000 outstanding shares of the Company's Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock elected to convert their preferred shares on October 15, 2004 into shares of the Company's Common Stock. Upon conversion of their preferred shares, the holders were issued an aggregate of 208,333 shares of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover ongoing operating expenses. The Company's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         Other sources of liquidity include the ability to borrow under repurchase agreements, FHLB-NY advances utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. The Bank can borrow up to 30% of its total assets or up to $184.8 million as of December 31, 2004. At December 31, 2004, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $16.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2004, total cash and cash equivalents decreased by $538,000, reflecting cash used in operating and investing activities being partially offset by cash provided by financing activities. Net cash used in operating activities during this period was $7.0 million, primarily representing decreases in other liabilities and an increase in other assets offset by adjustments to the balances of depreciation and amortization expense and other amortization. Net cash used in investing activities was $76.0 million, primarily representing the purchase of securities and mortgage loans and the disbursements for loan originations offset in part by the payment of principal on and the maturities of securities, the sale of available-for-sale securities and principal collections on loans. Net cash provided by financing activities was $82.5 million, primarily representing a net increase in deposits and an increase in advances from the FHLB-NY. See "Liabilities and Stockholders Equity--Liabilities" for a discussion of the changes in deposits and FHLB-NY deposits.

         The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to further meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated by management on a frequent basis. The Bank was in compliance with this policy as of December 31, 2004.

         The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity, which until recently has resulted in a lag in redeploying lower yielding federal funds into higher yielding mortgage loans and has had a negative impact on the Company's net interest margin and net interest income. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         In the first quarter of fiscal 2005, the Federal Open Market Committee raised the federal funds rate 25 basis points for the first time since fiscal 2002. In the second quarter of fiscal 2005 the federal funds rate was again raised another 50 basis points and in the third quarter it was raised another 50 basis points. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have not increased dramatically over the last three quarters. When mortgage interest rates increase, customers' refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

         The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At December 31, 2004, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank's capital compliance at December 31, 2004.

                               REGULATORY CAPITAL
                              AT DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                                               Amount        % of Assets
                                                               ------        -----------
Total capital (to risk-weighted assets):
Capital level                                                      $61,211          15.45 %
Less requirement                                                    31,702           8.00
                                                               ------------  -------------
Excess                                                             $29,509           7.45
                                                               ============  =============

Tier 1 capital (to risk-weighted assets):
Capital level                                                      $57,092          14.41 %
Less requirement                                                    15,851           4.00
                                                               ------------  -------------
Excess                                                             $41,241          10.41
                                                               ============  =============

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                                      $57,092           9.26 %
Less requirement                                                    24,666           4.00
                                                               ------------  -------------
Excess                                                             $32,426           5.26 %
                                                               ============  =============

         On November 23, 2004, the Company paid a dividend of $0.07 per common share for the quarter ended September 30, 2004.

         On January 25, 2005, the Board of Directors declared a dividend of $0.07 per common share for the quarter ended December 31, 2004. The dividend will be payable on February 24, 2005 to stockholders of record at the close of business on February 10, 2005.

         During the quarter ended December 31, 2004, the Holding Company purchased shares of its Common Stock under its stock repurchase program. See "Comparison of Financial Condition at December 31, 2004 and March 31, 2004--Liabilities and Stockholders' Equity--Stockholders' Equity."


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND MARCH 31, 2004

ASSETS

         Total assets increased by $77.2 million, or 14.3%, to $616.1 million at December 31, 2004 compared to $538.8 million at March 31, 2004. The asset growth was primarily attributable to increases of $57.1 million in total loans receivable, net, $11.9 million in total securities, $5.8 million in other assets, $1.6 million in office properties and equipment and $1.0 million in additional FHLB-NY stock. The increase in total assets was partially offset by a decrease of $538,000 in total cash and cash equivalents.

         Cash and cash equivalents for the nine-month period decreased $538,000, or 2.4%, to $22.2 million at December 31, 2004 compared to $22.8 million at March 31, 2004. The decrease was primarily a result of the Bank using its liquid assets to fund mortgage loan originations and mortgage-backed security purchases.

         Total securities increased $11.9 million, or 8.5%, to $151.8 million from $139.9 million at March 31, 2004 as new security purchases exceeded repayments, maturities and sales. New purchases of investment securities were $78.1 million of which $2.7 million was the purchase of 127,785 shares of IFSB common stock and $35 million was for the purchase of additional GNMA mortgage-backed securities to collateralize New York State deposits in the Jamaica Center branch. This increase was offset in part by principal repayments on investment securities of $33.5 million, maturities of $22.6 million, sales of $7.3 million and a $408,000 reduction in net unrealized gains on securities. Additionally, the Company recognized a $1.5 million impairment charge on the 150,000 IFSB common shares it currently owns.

         Total loans receivable, net, increased $57.1 million, or 16.2%, to $409.0 from $351.9 million at March 31, 2004. The increase resulted from mortgage loan originations and purchases exceeding loan repayments during the first nine months of fiscal 2005. During the nine-month period ended December 31, 2004, loan originations of $77.4 million and loan purchases of $78.0 million were offset in part by loan repayments of $90.8 million and loan sales of $7.0 million. Management has evaluated yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Management will continue to assess yields and economic risk as it determines the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities. The $155.4 million in aggregate loan originations and purchases for the period was comprised of $68.0 million in one- to four-family loans, $36.7 million in non-residential real estate mortgage loans, $39.8 million in construction loans, $10.8 million in multifamily loans and $96,000 in business and consumer loans.

         Office properties and equipment, net, increased $1.6 million, or 14.1%, to $13.3 million from $11.7 million at March 31, 2004 primarily due to capital purchases related to building the Bank's Atlantic Terminal branch in Brooklyn.

         Other assets increased $5.8 million, or 104.7%, to $11.3 million from $5.5 million at March 31, 2004. The increase is primarily due to the Bank investing $8.0 million in a bank owned life insurance ("BOLI") program for officers, partially offset by a reduction of $1.7 million in the Bank's deferred tax asset.

         The Bank's BOLI was purchased in September 2004. The BOLI is invested in the general accounts of two insurance companies that Standard and Poor's rated as AA+ or better. Interest earnings increase the cash surrender value of these policies. Interest earnings for the BOLI are based on interest rates that reset each year. The increases in cash surrender value of these policies offsets a portion of employee benefits costs. These increases were recognized in other income and are not subject to income taxes. Borrowing on or surrendering the policy may subject the Bank to income tax expense on the increase in cash surrender value. For these reasons, management considers BOLI an illiquid asset.


LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

         At December 31, 2004, total liabilities increased by $76.3 million, or 15.4%, to $570.5 million compared to $494.2 million at March 31, 2004. The increase in liabilities primarily reflects increases of $62.8 and $21.0 million in deposits and advances from the FHLB-NY and other borrowed money, respectively, offset by a decrease of $7.4 million in other liabilities.

         The increase in deposit balances was largely attributable to a $58.9 million increase in certificates of deposit accounts, primarily deposits of $15.0 million by the City of New York and $35.0 million by the State of New York under New York State's Banking Development District program. Of these funds, $45.0 million was deposited in our Jamaica Center branch in Queens and $5.0 million was deposited in our Malcolm X Blvd. branch in Harlem. In addition, deposits increased by $1.8 million in savings and club accounts and $3.1 million in NOW accounts, partially offset by declines in money market accounts of $1.1 million. Other factors contributing to deposit growth include a continued emphasis on developing depository relationships with borrowers and the offer of special promotions and campaigns to attract new depositors. At December 31, 2004, the Bank had seven branches and three stand-alone 24/7 ATM centers, and in January 2005 opened its eighth branch in northern Harlem. We believe that deposits will continue to grow with the addition of new branches and 24/7 ATM centers coupled with our business development efforts.

         The increase of $21.0 million in advances from the FHLB-NY and other borrowed money was primarily additional FHLB-NY borrowings needed to fund loan growth during the period. The decrease in other liabilities of $7.4 million was primarily the result of payments of outstanding bank checks in the amount of $4.0 million and a decline in the liability for income taxes of $2.8 million as tax payments were remitted to taxing authorities.

         Included in other borrowed money are gross proceeds from the issuance of $13.0 million of junior subordinated debt. The junior subordinated debt securities are repayable quarterly at the option of the Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 5.55% as of December 31, 2004. The $12.8 million net proceeds from the issuance of junior subordinated debt securities are included as other borrowed money and were contributed to the Bank to enhance regulatory capital.

         STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $917,000, or 2.1%, to $45.6 million at December 31, 2004 compared to $44.6 million at March 31, 2004. The increase in total stockholders' equity was primarily attributable to an increase in retained earnings of $1.6 million from net income derived during the first nine months of fiscal 2005, partially offset by a decrease in accumulated other comprehensive income of $408,000. Accumulated other comprehensive income decreased as a result of net unrealized losses, net of taxes, relating to certain investment and mortgage-backed securities. As required by SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" investment and mortgage-backed securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with an adjustment directly to stockholders' equity, net of taxes, and does not impact the unaudited Consolidated Statements of Income.

         During the quarter ended December 31, 2004, the Holding Company purchased 26,400 additional shares of its Common Stock under its stock repurchase program announced on August 6, 2002. Under its repurchase program, to date the Holding Company has purchased 61,550 shares of its Common Stock in open market or privately negotiated transactions at an average price of $16.55 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.


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

         The Company's Asset/Liability and Interest Rate Risk Committee, comprised of members of the Board of Directors, meets periodically with senior management to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management.

         The economic environment is uncertain regarding future interest rate trends. Management regularly monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes on our interest-earning assets and interest-bearing liabilities. In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending commitments.

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

              The bank has outstanding loan commitments as follows:


                                                                  DECEMBER 31,
                                                                      2004
                                                                 ---------------
                                                                 (IN THOUSANDS)
              Commitments to originate mortgage loans             $      88,610
              Commitments to originate consumer loans                     2,563
              Letters of Credit                                           1,908
                                                                 ---------------
                      Total                                       $      93,081
                                                                 ===============

                                                                               PAYMENTS DUE BY PERIOD
                                                   ---------------------------------------------------------------------------------
                   Contractual                                        Less than         1 - 3            3 - 5          More than
                   Obligations                         Total           1 year           years            years           5 years
-------------------------------------------------  --------------   --------------  ---------------  ---------------  --------------
                                                                                    (IN THOUSANDS)
Long term debt obligations:
  FHLB advances                                     $    112,506     $     53,000    $      46,874    $      12,407    $        225
  Guaranteed preferred beneficial interest in
    junior subordinated debentures                        12,784                                                             12,784
                                                   --------------   --------------  ---------------  ---------------  --------------
      Total long term debt obligations                   125,290           53,000           46,874           12,407          13,009

Operating lease obligations:
  Lease obligations for rental properties                  4,499              576            1,140            1,016           1,767
                                                   --------------   --------------  ---------------  ---------------  --------------
Total contractual obligations                       $    129,789     $     53,576    $      48,014    $      13,423    $     14,776
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

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                                           2004                                      2003
                                         -------------------------------------------  ---------------------------------------
                                           Average                   Annualized Avg.    Average               Annualized Avg.
                                           Balance       Interest      Yield/Cost       Balance    Interest     Yield/Cost
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
                                                                        (Dollars in thousands)
Loans receivable (1)                         $389,757        $5,780           5.93%      $313,293     $5,025           6.42%
Investment securities (2)                     160,168         1,411           3.52%       156,186      1,396           3.57%
Federal funds                                   6,626            32           1.92%        27,114         62           0.91%
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
Total interest-earning assets                 556,551         7,223           5.19%       496,593      6,483           5.23%
Non-interest-earning assets                    34,309                                      27,797
                                         -------------                                ------------
Total assets                                 $590,860                                    $524,390
                                         =============                                ============

Liabilities and Equity
----------------------
Deposits:
NOW accounts                                  $21,792           $16           0.29%       $23,400        $20           0.33%
Savings and club accounts                     132,066           203           0.61%       129,796        240           0.73%
Money market accounts                          28,547            74           1.03%        28,324         59           0.82%
Certificates of deposit                       223,199         1,149           2.04%       162,690        816           1.99%
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
Total deposits                                405,604         1,442           1.41%       344,210      1,135           1.31%
Mortgagor's deposits                            2,091             7           1.27%         1,736          5           1.17%
Guaranteed beneficial interest in junior
subordinated debentures                        12,775           181           5.64%        12,735        152           4.73%
Borrowed money                                 96,021           855           3.53%        97,638        924           3.76%
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
Total interest-bearing liabilities            516,491         2,485           1.91%       456,319      2,216           1.93%
Non-interest-bearing DDA accounts              22,553                                      19,073
Other non-interest-bearing liabilities          5,999                                       5,818
                                         -------------                                ------------
Total liabilities                             545,043                                     481,210
Stockholders' equity                           45,817                                      43,180
                                         -------------                                ------------
Total liabilities and stockholders'
equity                                       $590,860                                    $524,390
                                         ============= -------------                  ============ ----------
Net interest income                                          $4,738                                   $4,267
                                                       =============                               ==========
Interest rate spread                                                          3.28%                                    3.30%
                                                                     ===============                         ================

Net interest margin                                                           3.42%                                    3.45%
                                                                     ===============                         ================

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                     1.08x                                    1.09x
                                                       =============                               ==========

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

                                                                    NINE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                                           2004                                      2003
                                         -------------------------------------------  ---------------------------------------
                                           Average                   Annualized Avg.    Average               Annualized Avg.
                                           Balance       Interest      Yield/Cost       Balance    Interest     Yield/Cost
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
                                                                        (Dollars in thousands)
Loans receivable (1)                         $376,783       $16,897           5.98%      $304,967    $14,952           6.54%
Investment securities (2)                     156,054         3,962           3.39%       165,382      4,507           3.63%
Federal funds                                   9,731            89           1.21%        19,245        143           0.99%
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
Total interest-earning assets                 542,568        20,948           5.15%       489,594     19,602           5.34%
Non-interest-earning assets                    28,012                                      29,444
                                         -------------                                ------------
Total assets                                 $570,580                                    $519,038
                                         =============                                ============

Liabilities and Equity
Deposits:
NOW accounts                                  $23,286           $51           0.29%       $23,549        $68           0.38%
Savings and club accounts                     132,601           603           0.60%       130,724        803           0.82%
Money market accounts                          29,645           210           0.94%        27,057        174           0.86%
Certificates of deposit                       202,027         3,004           1.97%       161,969      2,495           2.04%
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
Total deposits                                387,559         3,868           1.32%       343,299      3,540           1.37%
Mortgagor's deposits                            1,623            18           1.48%         1,719         20           1.54%
Guaranteed beneficial interest in junior
subordinated debentures                        12,760           504           5.24%        4,909        175            4.73%
Borrowed money                                 93,530         2,630           3.73%       101,027      2,821           3.71%
                                         ------------- ------------- ---------------  ------------ ---------- ---------------
Total interest-bearing liabilities            495,472         7,020           1.88%       450,954      6,556           1.93%
Non-interest-bearing DDA accounts              21,658                                      19,225
Other non-interest-bearing liabilities          7,950                                       6,703
                                         -------------                                ------------
Total liabilities                             525,080                                     476,882
Stockholders' equity                           45,500                                      42,156
                                         -------------                                ------------
Total liabilities and stockholders'
equity                                       $570,580                                    $519,038
                                         ============= -------------                  ============ ----------
Net interest income                                         $13,928                                  $13,046
                                                       =============                               ==========
Interest rate spread                                                          3.27%                                    3.41%
                                                                     ===============                         ================

Net interest margin                                                           3.43%                                    3.56%
                                                                     ===============                         ================

Ratio of average interest-earning assets to
deposits and interest-bearing liabilities                     1.10x                                    1.09x
                                                       =============                               ==========

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         OVERVIEW. The Company reported consolidated net income for the three-month period ended December 31, 2004 of $920,000, a decline of $316,000 from the corresponding prior year period. These results primarily reflect an increase in interest expense of $269,000, a decline in non-interest income of $374,000 and an increase in non-interest expense of $535,000, partially offset by increased interest income of $740,000 and a decrease in income tax expense of $122,000. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $904,000, or $0.36 per diluted common share, a decrease of $283,000, or $0.11 per diluted common share.

         Net income for the nine-month period ended December 31, 2004 was $2.3 million, a decline of $1.5 million from the corresponding prior year period. These results primarily reflect an increase in interest expense of $464,000, a decline in non-interest income of $1.1 million and an increase in non-interest expense of $1.9 million, partially offset by increased interest income of $1.3 million and a decrease in income tax expense of $618,000. The decline in non-interest income was primarily a result of a $1.5 million impairment charge resulting from the decline in the market value of IFSB common stock the company holds. Additionally, included in the increase in non-interest expense was an $847,000 charge that resulted from expensing previously capitalized costs pertaining to the terminated merger with IFSB. Excluding the charges related to the terminated merger with IFSB, net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) would have been $3.6 million. Net income available to common stockholders (after adjustment for dividends payable on the Company's preferred stock) was $2.1 million, or $0.87 per diluted common share, a decrease of $1.5 million, or $0.58 per diluted common share.

         Selected operating ratios for the three and nine months ended December 31, 2004 and 2003 are set forth in the table below and the following analysis discusses the changes in components of operating results giving rise to net income. The decline in the return on average equity was primarily due to lower net income for the current quarter and nine-month period. Return on average assets decreased as a result of lower net income coupled with an increase in average assets for both the current quarter and nine-month period.


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
SELECTED OPERATING RATIOS:                                   DECEMBER 31,                     DECEMBER 31,
                                                          2004           2003             2004           2003
                                                     ---------------  ------------     ------------   ------------
Return on average assets (1)                                   0.62 %        0.94 %           0.53 %         0.96 %
Return on average equity (1)                                   8.03         11.45             6.61          11.86
Interest rate spread (1)                                       3.28          3.30             3.27           3.41
Net interest margin (1)                                        3.42          3.45             3.43           3.56
Operating expenses to average assets (1,2)                     3.05          3.15             3.16           3.04
Equity-to-assets                                               7.40          8.18             7.40           8.18
Efficiency ratio (3)                                          75.86         68.78            79.04          67.48
Average interest-earning assets to
  interest-bearing liabilities                                1.08x         1.09x            1.10x          1.09x

(1)  Annualized
(2) Excluding merger related expenses the ratio would be 2.96% for the nine-month period ended December 31, 2004
(3) Excluding the stock impairment charge, grant income and merger related expenses the ratio would be 72.67% for the nine-month period ended December 31, 2004


         INTEREST INCOME. Interest income increased by $740,000, or 11.4%, to $7.2 million for the three months ended December 31, 2004 compared to $6.5 million in the prior year period. Interest income increased primarily as a result of higher average real estate mortgage loan and investment securities balances partially offset by a decline in federal funds balances compared to the prior year period. The average balance of interest-earning assets increased by $60.0 million, or 12.1%, to $556.6 million for the three months ended December 31, 2004 compared to $496.6 million for the prior year period. The increase in total interest income was offset by a four basis point decrease in the annualized average yield on interest-earning assets to 5.19% for the three months ended December 31, 2004 compared to 5.23% for the prior year period, reflecting yield declines in mortgage loans and investment securities. Net interest margin declined three basis points to 3.42% for the three months ended December 31, 2004 compared to 3.45% for the prior year period.

         Similarly, interest income for the nine-month period ended December 31, 2004 increased by $1.3 million, or 6.9%, to $20.9 million compared to $19.6 million in the prior year period. The increase was primarily a result of higher average real estate mortgage loan balances partially offset by a decline in both the average balance of investment securities and federal funds compared to the prior year period. Partially offsetting the increase in total interest income was a 19 basis point decrease in the annualized average yield on interest-earning assets to 5.15% for the nine months ended December 31, 2004 compared to 5.34% for the prior year period. Net interest margin declined 13 basis points to 3.43% for the nine months ended December 31, 2004 compared to 3.56% for the prior year period.


         Interest income on loans increased by $755,000, or 15.0%, to $5.8 million for the three months ended December 31, 2004 compared to $5.0 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $76.5 million to $389.8 million compared to $313.3 million for the prior year period partially offset by decreased yields in the loan portfolio. The annualized average yield on loans for the three months ended December 31, 2004 declined 49 basis points to 5.93% compared to 6.42% for the prior year period. For the nine-month period ended December 31, 2004 interest income on loans increased by $1.9 million, or 13.0%, to $16.9 million compared to $15.0 million for the prior year period. Again, this change was primarily due to an increase in average mortgage loan balances of $71.8 million to $376.8 million compared to $305.0 million for the prior year period partially offset by decreased yields in the loan portfolio. The annualized average yield on loans for the nine months ended December 31, 2004 declined 56 basis points to 5.98% compared to 6.54% for the prior year period.

         Interest income on investment securities was substantially unchanged at $1.4 million for the three months ended December 31, 2004 compared to the prior year period, primarily due to an increase of $4.0 million, or 2.5%, in the average balance of investment securities to $160.2 million compared to $156.2 million in the prior year period related to the purchase of additional mortgage backed securities for collateral purposes partially offset by a five basis point decrease in the annualized average yield on securities to 3.52% from 3.57% in the prior year period. For the nine-month period ended December 31, 2004 interest income on investment securities decreased $545,000, or 12.1%, to $4.0 million compared to $4.5 million for the prior year period. The change was primarily due to a decrease of $9.3 million, or 5.6%, in the average balance of investment securities to $156.1 million compared to $165.4 million in the prior year period. Further contributing to the decline was a 24 basis point decrease in the annualized average yield on securities to 3.39% from 3.63% in the prior year period. The decrease in the average balance of securities, primarily mortgage-backed securities, reflects the execution of our strategy to invest cash flows from securities into higher yielding mortgage loans when prudent to do so. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage-backed securities and accelerated premium amortization.

         Interest income on federal funds sold decreased by $30,000, or 48.4%, to $32,000 for the three months ended December 31, 2004 compared to $62,000 for the prior year period. The decline was primarily attributable to a decrease in the average balance of federal funds of $20.5 million, or 75.6%, to $6.6 million from $27.1 million in the prior year period partially offset by an increase of 101 basis points in the annualized yield on federal funds sold. Similarly, interest income on federal funds sold for the nine months ended December 31, 2004 decreased by $54,000, or 37.8%, to $89,000 compared to $143,000 for the prior year period. The decline was also primarily attributable to a decrease in the average balance of federal funds of $9.5 million, or 49.4%, to $9.7 million from $19.2 million in the prior year period partially offset by an increase of 22 basis points in the annualized yield on federal funds sold. The decline in the average balance of federal funds sold was a result of using liquid funds primarily to fund loan growth.

         INTEREST EXPENSE. Total interest expense increased by $269,000, or 12.1%, to $2.5 million for the three months ended December 31, 2004 compared to $2.2 million for the prior year period. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $60.2 million, or 13.2%, to $516.5 million from $456.3 million during the prior year period. Modestly offsetting the increase, the annualized average cost of interest-bearing liabilities decreased two basis points to 1.91% from 1.93% for the prior year period. Similarly, interest expense for the nine months ended December 31, 2004 increased by $464,000, or 7.1%, to $7.0 million compared to $6.6 million for the prior year period and the annualized average cost of interest-bearing liabilities decreased five basis points to 1.88% from 1.93%.

         Interest expense on deposits increased $309,000, or 27.1%, to $1.4 million for the three months ended December 31, 2004 compared to $1.1 million for the prior year period. The increase in interest expense on deposits was due primarily to a $61.4 million increase in the average balance of interest-bearing deposits to $405.6 million for the three months ended December 31, 2004 from $344.2 million for the prior year period. Additionally, a 10 basis point rise in the rate paid on deposits to 1.41% compared to 1.31% for the prior year period added to the increase. Interest expense on deposits also increased $326,000, or 9.2% for the nine months ended December 31, 2004 to $3.9 million compared to $3.6 million for the prior year period. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has grown core deposits, including new deposits from the two new branches opened in 2004, which has benefited net interest income and net interest margin. See "Liabilities and Stockholders' Equity--Liabilities."

         Interest expense on advances and other borrowed money decreased $40,000, or 3.7%, to $1.0 million for the three months ended December 31, 2004 compared to $1.1 million for the prior year period. This was primarily due to a 23 basis point reduction in the cost of borrowed money from FHLB-NY advances to 3.53% from 3.76% for the prior year period as higher costing matured advances were replaced at lower rates. Partially offsetting the decline was an increase in the cost of debt service of 91 basis points to 5.64% from 4.73% for the prior year period related to the issuance of $13 million in subordinated debentures raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003. Conversely, interest expense on advances and other borrowed money for the nine months ended December 31, 2004 increased $138,000, or 4.6%, to $3.1 million compared to $3.0 million for the prior year period. The increase was primarily related an increase of $7.9 million in the average balance and an increase of 51 basis points in the cost of the subordinated debentures for the nine-month period. Partially offsetting this increase was a decrease of $7.5 million in the average balance of borrowed money from FHLB-NY advances. The decrease in the average balance of FHLB-NY advances reflects the execution of our strategy to replace matured FHLB-NY advances with lower costing deposits when prudent to do so. See "Liabilities and Stockholders' Equity--Liabilities."

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses increased $471,000, or 11.0%, to $4.7 million for the three months ended December 31, 2004 compared to $4.3 million for the prior year period. Similarly, for the nine months ended December 31, 2004 net interest income before the provision for loan losses increased $882,000, or 6.8%, to $13.9 million compared to $13.0 million for the prior year period. The increase resulted from the average balance of interest-earning assets growing faster than our deposits and short-term borrowings. These deposits and borrowings repriced at higher rates than our interest earning assets. The Company's annualized average interest rate spread for the three months ended December 31, 2004 decreased by two basis points to 3.28% compared to 3.30% for the corresponding prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased three basis points to 3.42% for the three months ended December 31, 2004 from 3.45% for the corresponding prior year period. The annualized average interest rate spread for the nine months ended December 31, 2004 decreased by 14 basis points to 3.27% compared to 3.41% for the corresponding prior year period. Net interest margin decreased 13 basis points to 3.43% for the nine months ended December 31, 2004 from 3.56% for the corresponding prior year period.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan loss reserves for the three or nine-month period ended December 31, 2004 or 2003 as the Company considers the overall allowance for loan losses to be adequate. For the three months ended December 31, 2004, we have not changed our overall approach in the determination of the allowance for loan losses; however, since the construction loan portfolio balances have increased over the course of the fiscal year and now represent $48.0 million, or 11.6% of the total loan portfolio, we have segregated this portfolio into various types of construction loans for the purpose of determining the adequacy of the allowance for these types of assets. Other than the segregation of the construction loan portfolio, there have been no material changes in the assumptions or estimation techniques compared to prior periods in determining the adequacy of the allowance for loan losses. During the third quarter of fiscal 2005, the Company recorded net recoveries of $13,000 compared to $10,000 in net charge-offs for the prior year period. At December 31, 2004, the Bank's allowance for loan losses was $4.1 million, substantially unchanged from March 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 254.1% at December 31, 2004 compared to 194.3% at March 31, 2004. The ratio of the allowance for loan losses to total loans was 1.00% at December 31, 2004 compared to 1.16% at March 31, 2004.

         At December 31, 2004, non-performing assets totaled $1.6 million, or 0.39% of total loans receivable, compared to $2.1 million, or 0.60% of total loans receivable, at March 31, 2004. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. The Bank had no foreclosed real estate as of December 31, 2004 other than fee ownership of a vacant tract of land in Bayshore, NY, a result of a property tax redemption. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of certain individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and guidance and other relevant factors. See also "Critical Accounting Policies - Allowance for Loan Losses."

         NON-INTEREST INCOME. Total non-interest income for the quarter ended December 31, 2004 decreased $374,000, or 23.7%, to $1.2 million, compared to $1.6 million for the prior year period. Loan fees and service charges decreased $571,000, to $466,000 for the three months ended December 31, 2004, compared to $1.0 million for the prior year period primarily as a result of a decline in mortgage prepayment penalty income. Partially offsetting the quarterly decline was an increase in depository fees and charges of $121,000 and an increase in other non-interest income of $103,000. The increase in depository fees and charges resulted from increased ATM and debit card fees as well as income from the sale of annuities and life insurance. The increase in other non-interest income was primarily the result of $82,000 of income earned from an $8.0 million investment in the BOLI. Total non-interest income for the nine months ended December 31, 2004 decreased $1.1 million, or 26.1%, to $3.2 million compared to $4.3 million for the prior year period. Loan fees and service charges declined largely as the result of a reduction in mortgage prepayment penalty income in the first nine months of fiscal 2005 in the amount of $821,000. Other non-interest income during the nine-month period ended December 31, 2003 contained an additional $558,000 that was established for the recognition of previously unrecognized mortgage loan income. Further contributing to the decrease in non-interest income was an impairment charge deemed other than temporary of $1.5 million, resulting from the decline in the market price of 150,000 shares of common stock of IFSB that the Holding Company owns. Partially offsetting the decreases in non-interest income were the receipt of a net $1.1 million Community Development Financial Institutions grant from the Department of the Treasury, additional deposit fees and service charges of $201,000 and an increase of $82,000 from gains on the sale of securities and fixed rate loans. The additional deposit fees and services charges resulted from increases in ATM and debit card fees arising from greater transaction volume. The addition of three new ATM centers and two new branches contributed to the increased ATM transaction volume. Non-interest income represented 14.3% of revenue (interest income plus non-interest income) for the third quarter of fiscal 2005 compared to 19.6% for the corresponding prior year period. Similarly, non-interest income represented 13.2% of revenue for the nine months ended December 31, 2004 compared to 18.0% for the corresponding prior year period.

         NON-INTEREST EXPENSE. For the quarter ended December 31, 2004, total non-interest expense increased $535,000, or 13.5%, to $4.5 million compared to $4.0 million for the prior year period. The increase in non-interest expense for the quarter was primarily due to higher employee compensation and benefits expense which rose $376,000 as a result of new hires, including staffing for the new branches, annual/merit increases that were effective as of September 1, 2004 and increases in the costs to provide employee benefits. Net occupancy expense increased $141,000 primarily as a result of additional expenses incurred for the new Jamaica Center and Atlantic Terminal branches. In the nine-month period ended December 31, 2004, total non-interest expense increased $1.9 million, or 16.1%, to $13.5 million compared to $11.6 million for the prior year period. The increase in non-interest expense over the first nine months of fiscal 2005 was primarily due to an $847,000 charge resulting from expensing previously capitalized costs following termination of the merger with IFSB. In addition, employee compensation and benefit expense rose $843,000 resulting from salary increases that were effective as of September 1, 2004, new hires, including staffing for the new branches and increases in costs to provide employee benefits. Net occupancy expense increased $349,000, primarily as a result of additional expenses incurred for the new Jamaica Center and Atlantic Terminal branches. The increases in non-interest expense were partially offset by $238,000 lower consulting fees and a decrease in loan expenses of $112,000, primarily due to a decline in collection expenses, compared to the prior year period.

         INCOME TAX EXPENSE. For the three-month period ended December 31, 2004, income before taxes decreased $438,000, or 23.4%, to $1.4 million compared to $1.9 million for the prior year period. Income tax expense decreased $122,000, or 19.2%, to $514,000 compared to $636,000 for the prior year period. Similarly, for the nine-month period ended December 31, 2004, income before taxes decreased $2.1 million, or 37.1%, to $3.6 million compared to $5.7 million for the prior year period. Income tax expense for the nine-month period decreased $618,000, or 31.8%, to $1.3 million compared to $1.9 million for the prior year period. Income tax expense for both the three and nine months ended December 31, 2004 declined primarily as a result of the reduction in income before taxes. Additionally, for the three- and nine-month periods ended December 31, 2004, the Company accrued federal, New York State and New York City income tax expense at a combined total tax rate of 38%. For the three and nine-month periods ended December 31, 2003, the Company's combined tax rate was 34%, or 4% lower than the current year, which at the time enabled the Company to reduce its tax provision to reflect anticipated income tax liabilities. Included in the results for the three and nine-months ended December 31, 2004 is a tax benefit pertaining to the Bank's real estate investment trust ("REIT"). The proposed New York State budget for fiscal 2005-06 includes a proposal which would prohibit banks from claiming tax deductions for dividends received from REIT's that are owned over 50 percent by the taxpayer or members of an affiliated group. If the legislation were to pass, this tax benefit may not continue for periods beyond December 31, 2004.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2004 in Item 7A of the Company's 2004 10-K and is incorporated herein by reference. The Company believes that there have been no material changes in the Company's market risk at December 31, 2004 compared to March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

         In January 2004, Michael Lee & Company ("Michael Lee"), former accountants for Hale House Center, Inc., filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee's alleged provision of deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee has appealed the judgment. Carver Federal opposes the appeal as untimely. Michael Lee opposed Carver Federal's application and requested additional time to cure any defects or omissions with respect to the service or filing of the appeal. The matter has been referred to the Office of Referees for an evidentiary hearing to resolve the issue and a hearing was held on January 13, 2005. Carver Federal awaits the referee's decision. If Michael Lee's appeal is granted Carver Federal intends to defend itself vigorously. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 2004, the Holding Company purchased 26,400 additional shares of its common stock under its stock repurchase program announced on August 6, 2002 at an average price of $18.99 per share. As a part of its repurchase program, the Board of Directors of the Holding Company approved the purchase of up to 231,635 shares of its Common Stock. To date, Carver has purchased 61,550 shares of its common stock in the open market or through privately negotiated transactions at an average price of $16.55 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law. The following table sets forth the Holding Company's purchases of its equity securities during the third quarter of fiscal 2005.

                                             ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         Total number of     Maximum number
                                                                                        shares as part of   of shares that may
                                                    Total number of   Average price         publicly        yet be purchased
Period                                             shares purchased   paid per share     announced plan      under the plan
-------------------------------------------------------------------------------------------------------------------------------
October 1, 2004 to October 31, 2004                              -                 -                 -              196,485
November 1, 2004 to November 30, 2004                        6,000             18.99             6,000              190,485
December 1, 2004 to December 31, 2004                       20,400             18.99            20,400              170,085


ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.            OTHER INFORMATION

         Not applicable

ITEM 6.            EXHIBITS

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

                               CARVER BANCORP, INC.


Date: February 14, 2005        /s/ Deborah C. Wright
                               -------------------------------------------------
                               Deborah C. Wright
                               Chairman, President and Chief Executive Officer





Date: February 14, 2005        /s/ William C. Gray
                               -------------------------------------------------
                               William C. Gray
                               Senior Vice President and Chief Financial Officer