Form 10-K
period 2005-03-31
CARVER BANCORP INC
filed 2005-06-29
CIK 1016178

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

    As of May 31, 2005, there were 2,511,874 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $17.50 per share of the registrant's common stock on May 31, 2005) was approximately $44.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2005 are incorporated by reference into Part III of this Form 10-K.

                              CARVER BANCORP, INC.
                         2005 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

     PART I

     Item 1.     Business.......................................................
     Item 2.     Properties.....................................................
     Item 3.     Legal Proceedings..............................................
     Item 4.     Submission of Matters to a Vote of Security Holders............

     PART II

     Item 5.     Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity Securities
     Item 6.     Selected Financial Data........................................
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....
     Item 8.     Financial Statements and Supplementary Data....................
     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..........................
     Item 9A.    Controls and Procedures........................................
     Item 9B.    Other Information..............................................

     PART III

     Item 10.    Directors and Executive Officers of Carver Bancorp, Inc........
     Item 11.    Executive Compensation.........................................
     Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters...............
     Item 13.    Certain Relationships and Related Transactions.................
     Item 14.    Principal Accounting Fees and Services.........................

     PART IV

     Item 15.    Exhibits, Financial Statement Schedules .......................

     SIGNATURES  ...............................................................

     EXHIBIT INDEX..............................................................

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as "may," "believe," "expect," "anticipate," "should," "plan," "estimate," "predict," "continue," and "potential" or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

o the Company's success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully re-branding its image;

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

Any or all of our forward-looking statements in this Annual Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this prospectus or to conform these statements to actual events.


                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

CARVER BANCORP, INC.

         Carver Bancorp, Inc., a Delaware corporation (on a stand-alone basis, the "Holding Company" or "Registrant"), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and its subsidiaries (collectively, the "Bank" or "Carver Federal"), Carver Statutory Trust I (the "Trust") and Alhambra Holding Corporation, a Delaware corporation ("Alhambra"). The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred debt securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. The Holding Company formed Alhambra to hold the Holding Company's investment in a commercial office building that was subsequently sold in March 2000. Alhambra is currently inactive. Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the "Company" or "Carver."

         On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of common stock of the Holding Company. On January 11, 2000, the Holding Company sold, pursuant to a Securities Purchase Agreement, dated January 11, 2000, in a private placement 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc ("KBW"). On October 15, 2004, both MSDW and KBW elected to convert their Preferred Shares into shares of the Holding Company's common stock, thus an additional 208,333 shares of common stock were issued to these parties.

         The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank. The Holding Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company's telephone number is
(718) 230-2900.

CARVER FEDERAL SAVINGS BANK

         Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the "FHLB-NY"). Carver Federal converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank.

         Carver Federal was founded as an African-American operated institution to provide residents of under-served communities with the ability to invest their savings and obtain credit. Carver Federal's principal business consists of attracting deposit accounts through its eight branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Based on asset size as of March 31, 2005, Carver Federal is the largest African-American operated financial institution in the United States.

         On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2005, this subsidiary had $219,000 in total capital and a net operating loss of approximately $1,000. At March 31, 2005 there was no foreclosed real estate, however as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY. See Note 1 of Notes to Consolidated Financial Statements. Carver Federal also owns CFSB Credit Corp., an inactive subsidiary originally formed to undertake the Bank's credit card issuances. During the fourth quarter of the fiscal year ended March 31, 2003 ("fiscal 2003"), Carver Federal formed Carver Asset Corporation, a wholly owned subsidiary which qualifies as a real estate investment trust ("REIT") pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2005 Carver Asset Corporation owned mortgage loans valued at approximately $131 million.

         Carver Federal's current operating strategy consists primarily of: (1) the origination and purchase of one- to four-family residential, commercial, construction and multifamily real estate loans in its primary market area; (2) investing funds not utilized for loan originations or purchases in the purchase of United States government agency securities and mortgage-backed securities;
(3) expanding its branch network by opening de novo branches in fiscal 2005 and stand-alone ATM centers in high-traffic locations ; (4) generating fee income by attracting and retaining core deposit accounts, expansion of its ATM network and providing of wealth management products; and (5) continuing to monitor and control its expenses by efficiently utilizing personnel, branch facilities and alternative delivery channels (telephone banking, online banking, and ATMs) to service its customers. The business is not operated in such a way that would require segment reporting.

         Carver Federal's primary market area for deposits consists of the areas served by its eight branches. Carver Federal considers its primary lending market to include Bronx, Kings, New York, Queens and Richmond counties, together comprising New York City, and lower Westchester County, New York. See "Item 2-Properties."

         Although Carver Federal's branches are located in areas that were historically underserved by other financial institutions, Carver Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA") and the improving economic conditions in its market area. The Bank's competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. Competition for deposits also comes from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Many of Carver Federal's competitors have substantially greater resources than Carver Federal and offer a wider array of financial services and products than Carver Federal. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors' larger presence in the New York market add to the challenges Carver Federal faces in expanding its current market share and growing its near term profitability. The Bank believes that it can compete with these institutions by offering a competitive range of products and services as well as through personalized service and community involvement.

         Carver will continue to evaluate acquisition opportunities as part of its strategic objective for long term growth and may acquire directly or indirectly through Carver Federal.

         As of March 31, 2005, Carver Federal had 135 full-time equivalent employees, of whom 47 are officers and 88 are non-officers, none of whom was represented by a collective bargaining agreement. The Bank considers its employee relations to be satisfactory.

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

         In addition, on or before September 13, 2005, the date of our annual meeting of stockholders, we will post on our website certain other basic corporate documents, including our Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of our Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary's office by mail at 75 West 125th Street, New York, NY 10027 or by e-mail at corporatesecretary@carverbank.com.

LENDING ACTIVITIES

         GENERAL. Carver Federal's principal lending activity is the origination or purchase of first mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties. Carver Federal also originates or participates in loans for the construction or renovation of commercial properties and residential housing developments. In addition, Carver Federal provides permanent and end loan financing upon completion of construction and, to a lesser extent, originates secured consumer and business loans. First-mortgage loan purchases during the fiscal year ended March 31, 2005 ("fiscal 2005"), accounted for 57.4% of net loan additions. Loan purchases are used to supplement originations.

         LOAN PORTFOLIO COMPOSITION. Gross loans receivable increased by $69.8 million, or 19.7%, to $424.7 million at March 31, 2005 compared to $354.9 million at March 31, 2004. Carver Federal's net loan portfolio as a percentage of total assets increased to 67.4% at March 31, 2005 compared to 65.3% at March 31, 2004. One- to four-family mortgage loans totaled $155.8 million, or 36.7% of Carver Federal's total gross loan portfolio, multifamily loans totaled $101.9 million, or 24.0% of total gross loans, non-residential real estate loans, which includes commercial and church loans, totaled $116.8 million, or 27.5% of total gross loans, and construction loans, net of loans in process, totaled $48.5 million, or 11.4% of total gross loans. Consumer (credit card loans, personal loans and home improvement loans) and business loans totaled $1.7 million, or 0.4% of total gross loans.

         Carver Federal pays a premium when the effective yield on the loans being purchased is greater than the current market rate for comparable loans. These premiums are amortized as the loan is repaid. It is possible that, in a declining interest rate environment, the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reducing the effective yield of the loan. Total premium Carver paid on purchased loans increased by $479,000 or 37.9%, to $1.7 million at March 31, 2005 compared to $1.3 million at March 31, 2004. The increase was attributable to additional premiums recorded on new loans purchased.

         Allowance for loan losses was substantially unchanged at $4.1 million at March 31, 2005 compared to March 31, 2004. During fiscal 2005 $28,000 in net charge-offs were recorded and no additional provisions for loan losses were established. See "-Asset Quality-Asset Classification and Allowance for Losses."

         The following table sets forth selected data relating to the composition of Carver Federal's loan portfolio by type of loan at the dates indicated.

                                                                        AT MARCH 31,
                            -----------------------------------------------------------------------------------------------------
                                   2005                 2004                2003                2002                 2001
                            -----------------------------------------------------------------------------------------------------
                              AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT   PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                            -----------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
  One- to four-family       $ 155,797    36.69% $  98,645    27.80% $  71,735    24.20%  $ 122,814    41.84%  $ 157,767    54.94%
  Multifamily                 101,899    23.99%   120,252    33.88%   131,749    44.45%    118,589    40.39%     83,620    29.13%
  Non-residential             116,769    27.49%   102,641    28.92%    79,244    26.74%     40,101    13.66%     36,113    12.58%
  Construction                 48,579    11.43%    27,376     7.71%    11,539     3.89%      9,742     3.32%      5,821     2.03%
 Consumer and business (1)      1,697     0.40%     6,010     1.69%     2,125     0.72%      2,328     0.79%      3,781     1.32%
                            ---------   ------  ---------   ------  ---------   ------   ---------   ------   ---------   ------
Total gross loans             424,741   100.00%   354,924   100.00%   296,392   100.00%    293,574   100.00%    287,102   100.00%
                                        ======              ======              ======               ======               ======

ADD:
Premium on loans                1,743               1,264                 867                  906                  705
LESS:

Deferred fees and loan           (400)               (163)               (363)                (642)                (819)
  discounts
Allowance for loan Losses      (4,097)             (4,125)             (4,158)              (4,128)              (3,551)
                            ----------          ---------           ---------            ---------            ---------
Net loan portfolio          $ 421,987           $ 351,900           $ 292,738            $ 289,710            $ 283,437
                            ==========          =========           =========            =========            =========

     (1) Includes personal, credit card, home equity, home improvement and business loans.

         ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Traditionally, Carver Federal's lending activity has been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences. Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $750,000. Approximately 90% of Carver Federal's one- to four-family residential mortgage loans at March 31, 2005 had adjustable rates and approximately 10% had fixed rates.

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

         Carver Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to the Federal National Mortgage Association ("FNMA") or the State of New York Mortgage Agency ("SONYMA") in the secondary market. From time to time the Bank has sold such loans to FNMA and to SONYMA. The Bank also originates, to a limited extent, loans underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") standards. Loans are sold with limited recourse on a servicing retained basis to FNMA and on a servicing released basis to SONYMA. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2005, the Bank, through its sub-servicers, serviced $17.9 million in loans for FNMA.

         Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are retained in Carver Federal's portfolio and are not sold on the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin. The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

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

         MULTIFAMILY REAL ESTATE LENDING. Carver Federal continues to originate and purchase multifamily loans during fiscal 2005. Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Over the past several years, Carver Federal has expanded its presence in the multifamily lending market in the New York City metropolitan area. At March 31, 2005, multifamily loans totaled $101.9 million, or 24.0% of Carver Federal's gross loan portfolio. The Bank intends to continue its emphasis on multifamily mortgage lending, which has enabled the Bank to benefit from higher yields compared to lower yielding one- to four- family loans, while continuing to serve the community.

         Carver Federal's multifamily product guidelines generally require that the maximum LTV not exceed 80% based on the appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio ("DSCR") of at least 1.25 on multifamily loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily mortgage loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank, on a case-by-case basis, originates ten-year fixed rate loans.

         To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a loan risk-rating system. Under the risk-rating system, all commercial real estate loans are risk-rated internally, however, loans with balances over $250,000 are also risk rated by an independent consulting firm. Separate independent reviews of the multifamily real estate loan portfolio are performed annually, resulting in written summary reports.

         NON-RESIDENTIAL REAL ESTATE LENDING. Carver Federal's non-residential real estate lending activity consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area. Non-residential real estate lending entails additional risks compared with one- to four-family residential and multifamily lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property. Carver Federal's maximum LTV on non-residential real estate mortgage loans is generally 80% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.25 on non-residential real estate loans. The Bank requires the assignment of rents of all tenants' leases in the mortgaged property which serves as additional security for the mortgage loan. At March 31, 2005, non-residential real estate mortgage loans totaled $116.8 million, or 27.5% of the gross loan portfolio.

         All non-residential real estate loans are risk rated internally. An independent third party, at least annually, also risk-rates non-residential loans over $250,000 which results in written summary reports.

         Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2005, loans to churches totaled $14.1 million, or 3.3% of the Bank's gross loan portfolio. These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio. The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 26 church loans in the Bank's loan portfolio.

         Loans secured by real estate owned by faith based organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been exceptional throughout Carver Federal's history. Management believes that Carver Federal remains a leading lender to churches in its market area.

         CONSTRUCTION LENDING. The Bank originates and purchases construction loans for new construction and renovation of churches, multifamily buildings, residential developments, community service facilities and affordable housing programs. Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family residences in the Bank's market area. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Purchased construction loans may be at various stages of funding including those that are fully funded and are awaiting refinancing to a permanent loan. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has established additional criteria for construction loans to include an engineer's plan and cost review on all construction budgets with appropriate interest reserves for loans in excess of $250,000.

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

         At March 31, 2005, the Bank had $48.6 million (net of $37.4 million of committed but undisbursed funds) in construction loans outstanding, comprising 11.4% of the Bank's total gross loan portfolio. Purchased construction loans represent 47.1% of total construction loans in portfolio.

         CONSUMER AND BUSINESS LOANS. At March 31, 2005, the Bank had approximately $1.7 million in consumer and business loans, or 0.4% of the Bank's gross loan portfolio. At March 31, 2005, $1.5 million, or 86.8% of the Bank's consumer and business loans, was unsecured and $224,000, or 13.2%, was secured by savings deposits. At the end of fiscal 2005 the Bank froze all undrawn available credit lines on its credit card product. The intent is to terminate this product and hereto collect repayments on outstanding balances and related finance charges. The Bank discontinued the origination of unsecured commercial business loans during the fourth quarter of the fiscal year ended March 31, 1999.

         Consumer loans generally involve more risk than first mortgage loans. Collection of a delinquent loan is dependent on the borrower's continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral. In underwriting secured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See "-Asset Quality-Non-performing Assets."

         LOAN PROCESSING. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Loan application forms are available at each of the Bank's offices. All real estate loan applications are forwarded to the Bank's Lending Department. The Bank has established underwriting standards for all loan products.

         The underwriting and loan processing for residential loans is initiated internally but undergoes subsequent review by an outsourced third party provider. A commercial real estate loan application is completed for all multifamily and non-residential properties which the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).

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

         LOAN APPROVAL. Except for loans in excess of $5.0 million, mortgage loan approval authority has been delegated by the Bank's Board of Directors ("Board") to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $2.0 million. All one- to four-family mortgage loans that conform to FNMA standards and limits may be approved by the Residential Mortgage Loan Underwriter. Any loan that represents an exception to the Bank's lending policies must be ratified by the next higher approval authority. Loans above $5.0 million must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans.

         LOANS TO ONE BORROWER. Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See "-Regulation and Supervision-Federal Banking Regulation-Loans to One Borrower Limitations." At March 31, 2005, the maximum loan to one borrower under this test would be $9.3 million and the Bank had no relationships that exceeded this limit.

         LOAN SALES. Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal does occasionally fund loans secured by property in other areas. All such loans, however, satisfy the Bank's underwriting criteria regardless of location. The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy guidelines of either FNMA or SONYMA to provide opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

         LOAN PURCHASES AND ORIGINATIONS. During fiscal 2005, Carver Federal purchased a total of $104.7 million of mortgage loans, consisting of performing adjustable-rate one- to four-family, construction and non-residential mortgage loans to supplement its origination efforts. This represented 57.4% of Carver Federal's net addition to its loan portfolio during fiscal 2005. The Bank purchases loans in order to increase interest income and to manage its liquidity position. The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multifamily and non-residential real estate mortgage loans, including those in construction, as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders. Loans purchased in fiscal 2005 increased $11.0 million, or 11.8%, from loan purchases of $93.7 million during the fiscal year ended March 31, 2004 ("fiscal 2004").

         Loan originations amounted to $85.8 million in fiscal 2005 compared to $87.1 million in fiscal 2004 and $59.6 million in fiscal 2003. The decrease in loan originations in fiscal 2005 can be attributed to the decline in mortgage refinance activity resulting from a rising interest rate environment, which reduced loan demand.

         The following table sets forth certain information with respect to Carver Federal's loan originations, purchases and sales during the periods indicated.

                                                        YEAR ENDED MARCH 31,
                                 --------------------------------------------------------------------
                                           2005                   2004                   2003
                                 --------------------------------------------------------------------
                                   AMOUNT      PERCENT     AMOUNT     PERCENT      AMOUNT     PERCENT
                                 --------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
Loans Originated:
  One- to four-family            $  15,437        8.46%  $  14,284        8.33%  $   5,985       6.02%
  Multifamily                       15,969        8.75       5,771        3.37      19,979      20.10
  Non-residential                   30,823       16.89      50,373       29.38      24,524      24.67
  Construction                      23,351       12.79      12,050        7.02       9,006       9.06
  Consumer and business (1)            221        0.13       4,662        2.72         101       0.10
                                 ---------   ---------   ---------   ---------   ---------  ---------
Total loans originated              85,801       47.02      87,140       50.82      59,595      59.95
Loans purchased (2)                104,734       57.39      93,694       54.64      42,260      42.51
Loans sold (3)                      (8,043)      (4.41)     (9,358)      (5.46)     (2,453)     (2.46)
                                 ---------   ---------   ---------   ---------   ---------  ---------
Net additions to loan portfolio  $ 182,492      100.00%  $ 171,476      100.00%  $  99,402     100.00%
                                 =========   =========   =========   =========   =========  =========

   (1) Comprised of credit card, personal, home improvement and secured business loans.
   (2) Comprised primarily of one- to four-family mortgage loans, multifamily mortgage loans and construction loans.
   (3)      Comprised primarily of fixed rate one- to four-family loans.

         Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. The Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans secured by property secured outside its market area to meet its financial objectives. During fiscal 2005, the properties securing purchased loans were concentrated in New York, New Jersey, Connecticut and California. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

         INTEREST RATES AND LOAN FEES. Interest rates charged by Carver Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by FNMA and SONYMA. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the banking industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

         Carver Federal charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of between zero and one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the estimated life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

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

         LOAN MATURITY SCHEDULE. The following table sets forth information at March 31, 2005 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below.


                        DUE DURING THE YEAR ENDING
                                MARCH 31,           DUE THREE DUE FIVE   DUE TEN
                                ---------            TO FIVE     TO        TO     DUE AFTER
                         2006      2007      2008     YEARS   TEN YEARS  20 YEARS  20 YEARS   TOTAL
                       --------  --------  --------  --------  --------  --------  --------  --------
                                                  (DOLLARS IN THOUSANDS)
Real Estate Loans:
  One- to four-family  $  4,089  $  2,291  $  4,110  $ 26,448  $  1,011  $  4,995  $112,854  $155,798
  Multifamily             2,473     6,879     8,636    29,688    14,506    10,517    29,200   101,899
  Non-residential        10,756     6,961     6,868    62,020    18,846     6,942     4,376   116,769
  Construction           42,268     6,311        --        --        --        --        --    48,579
Consumer and business     1,281        36        49       148        10       158        14     1,696
                       --------  --------  --------  --------  --------  --------  --------  --------
    Total              $ 60,867  $ 22,478  $ 19,663  $118,304  $ 34,373  $ 22,612  $146,444  $424,741
                       ========  ========  ========  ========  ========  ========  ========  ========

         The following table sets forth as of March 31, 2005 amounts in each loan category that are contractually due after March 31, 2006 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                             DUE AFTER MARCH 31, 2006
                                     -------------------------------------------
                                         FIXED       ADJUSTABLE        TOTAL
                                     -------------  -------------  -------------
                                                  ( IN THOUSANDS )
Real Estate Loans:
  One- to four-family                $      14,990  $     136,719  $     151,709
  Multifamily                               55,002         44,424         99,426
  Non-residential                           31,616         74,397        106,013
  Construction                                  --          6,311          6,311
Consumer and business loans                    415             --            415
                                     -------------  -------------  -------------
    Total                            $     102,023  $     261,851  $     363,874
                                     -------------  -------------  -------------

ASSET QUALITY

         GENERAL. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank's financial condition. Such strategies, as well as the Bank's concentration on one- to four-family and commercial mortgage lending (which includes multifamily and non-residential real estate loans), the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

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

         NON-PERFORMING ASSETS. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver Federal and it's sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, Carver Federal seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, the Bank may pursue foreclosure or other appropriate action.

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

         The following table sets forth information with respect to Carver Federal's non-performing assets at the dates indicated.

                                                                          AT MARCH 31,
                                                         ------------------------------------------
                                                          2005     2004     2003     2002     2001
                                                         ------   ------   ------   ------   ------
                                                                   (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis (1):
  Real estate:
    One- to four-family                                  $  149   $  558   $1,113   $  756   $  947
    Multifamily                                             167    1,532       --      253      978
    Non-residential                                         665       --      639    1,754      565
    Construction                                             --       23       23       23       23
  Consumer and business                                      17       10       27       37        6
                                                         ------   ------   ------   ------   ------
      Total non-accrual loans                               998    2,123    1,802    2,823    2,519
                                                         ------   ------   ------   ------   ------

Accruing loans contractually past due 90 days or more        --       --       --       --       --
                                                         ------   ------   ------   ------   ------

Total of non-accrual and accruing 90-day past due loans  $  998   $2,123   $1,802   $2,823   $2,519
                                                         ------   ------   ------   ------   ------

Other non-performing assets (2):
  Real estate:
    One- to four-family                                      --       --       --       --       --
    Multifamily                                              --       --       --       --       27
    Non-residential                                          --       --       --       --      449
  Consumer and business                                      --       --       --       --       --
                                                         ------   ------   ------   ------   ------
Total other non-performing assets                            --       --       --       --      476
                                                         ------   ------   ------   ------   ------
Total non-performing assets (3)                          $  998   $2,123   $1,802   $2,823   $2,995
                                                         ======   ======   ======   ======   ======
Non-performing loans to total loans                        0.23%    0.60%    0.61%    0.96%    1.04%
Non-performing assets to total assets                      0.16%    0.39%    0.36%    0.63%    0.71%


(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the year ended March 31, 2005, gross interest income of $83,000 would have been recorded on non-accrual loans had they been current throughout the fiscal year

(2) Other non-performing assets represent property acquired by the Bank in settlement of loans (i.e., through foreclosure or repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the unpaid principal balance plus unpaid accrued interest of the related loans.

(3) Total non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

         At March 31, 2005, total non-performing assets decreased by $1.1 million, or 53.0%, to $998,000 compared to $2.1 million at March 31, 2004. All non-performing assets at March 31, 2005 and 2004 relate to loans accounted for on a non-accrual basis. The decrease primarily reflects a decline in non-accruing multifamily and one- to four-family real estate loans partially offset by an increase in non-accruing non-residential real estate loans.

         There were no accruing loans contractually past due 90 days or more at March 31, 2005 and March 31, 2004, reflecting the continued practice adopted by the Bank during the fiscal year ended March 31, 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

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

         At March 31, 2005, Carver Federal had $1.0 million of loans classified as substandard which represented 0.2% of the Bank's total assets. There were no loans classified as doubtful or loss at March 31, 2005.

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

         The Internal Asset Review Committee reviews Carver Federal's assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Board has designated the Internal Asset Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review. The Asset Liability and Interest Rate Risk Committee of the Board establishes policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See "--Lending Activities--Loan Purchases and Originations." Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

         At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. At March 31, 2005, the Bank had no foreclosed real estate, however as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of Carver Federal's allowance for loan losses for the periods indicated.

                                                                 YEAR ENDED MARCH 31,
                                                 -----------------------------------------------------
                                                   2005       2004       2003        2002       2001
                                                 --------   --------   --------    --------   --------
                                                                (DOLLARS IN THOUSANDS)

Balance at beginning of period                   $  4,125   $  4,158   $  4,128    $  3,551   $  2,935
Loans charged-off:
  Real Estate:
    One- to four-family                                 8          6          2          --        252
    Non-residential                                    --         55         --          --        194
  Consumer and business                                65        264        226         500        931
                                                 --------   --------   --------    --------   --------
      Total Charge-offs                                73        325        228         500      1,377
                                                 --------   --------   --------    --------   --------

Recoveries:
  One- to four-family                                  --        107         --           3         --
  Multifamily                                          --         --         --          --         --
  Non-residential                                      --         10         --          --         --
  Consumer and business                                45        175        258         174        200
                                                 --------   --------   --------    --------   --------
    Total Recoveries                                   45        292        258         177        200
                                                 --------   --------   --------    --------   --------
Net loans charged-off (recovered)                      28         33        (30)        323      1,177
                                                 --------   --------   --------    --------   --------
  Provision for losses                                 --         --         --         900      1,793
                                                 --------   --------   --------    --------   --------
Balance at end of period                         $  4,097   $  4,125   $  4,158    $  4,128   $  3,551
                                                 ========   ========   ========    ========   ========

Ratio of net charge-offs to loans outstanding        0.01%      0.01%    -0.01%        0.11%      0.42%
Ratio of allowance to total loans                    0.96%      1.16%      1.40%       1.41%      1.24%
Ratio of allowance to non-performing assets (1)    411.52%    194.30%    230.74%     146.23%    118.56%

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

                              AT MARCH 31,
                         ------------------------------------------------------------------------------------------------------
                                 2005               2004                 2003                 2002                2001
                         ------------------------------------------------------------------------------------------------------
                                  % OF LOANS          % OF LOANS           % OF LOANS            % OF LOANS         % OF LOANS
                                    IN EACH             IN EACH              IN EACH               IN EACH             IN EACH
                                    CATEGORY           CATEGORY             CATEGORY              CATEGORY            CATEGORY
                                    TO TOTAL           TO TOTAL              TO TOTAL             TO TOTAL            TO TOTAL
                                     GROSS               GROSS                GROSS                 GROSS               GROSS
                          AMOUNT     LOANS      AMOUNT   LOANS       AMOUNT   LOANS      AMOUNT     LOANS     AMOUNT    LOANS
                         ------------------------------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
Loans:
  Real Estate
    One- to four-family  $    528     36.68%  $    355     27.80%  $    298     24.20%  $    429     41.84%  $  1,198     54.94%
    Multifamily               898     23.99%     1,240     33.88%       656     44.45%     1,468     40.39%       748     29.13%
    Non-residential         1,129     27.49%       853     28.92%     1,967     26.74%       729     13.66%       353     12.58%
    Construction              212     11.44%       158      7.71%       170      3.89%        76      3.32%       290      2.03%
  Consumer and business       554      0.40%       487      1.69%       344      0.72%       377      0.79%       962      1.32%
 Unallocated                  776       N/A      1,032       N/A        723       N/A      1,049       N/A         --       N/A
                         --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Total Allowance for
loan losses              $  4,097    100.00%  $  4,125    100.00%  $  4,158    100.00%  $  4,128    100.00%  $  3,551    100.00%
                         ========  ========   ========  ========   ========  ========   ========  ========   ========  ========

INVESTMENT ACTIVITIES

         GENERAL. The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

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

         Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At March 31, 2005, the Bank had no securities classified as trading. At March 31, 2005, $118.0 million, or 79.0% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $31.3 million, or 21.0%, was classified as held-to-maturity.

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

         At March 31, 2005, mortgage-backed securities constituted 20.2% of total assets, as compared to 22.0% of total assets at March 31, 2004. Carver Federal maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, FNMA and FHLMC participation certificates and at times collateralized mortgage obligations ("CMOs"). GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

         The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2005 constituted $121.3 million, or 95.7% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

         The following table sets forth the carrying value of Carver Federal's mortgage-backed securities at the dates indicated. In fiscal 2003 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity.

                                                        AT MARCH 31,
                                            ------------------------------------
                                              2005          2004          2003
                                            --------      --------      --------
                                                       (IN THOUSANDS)
Available-for-Sale:
  GNMA                                      $ 83,425      $ 55,512      $ 47,120
  Fannie Mae                                   8,149        12,626        23,470
  FHLMC                                        3,908         6,712        19,693
                                            --------      --------      --------
Total available-for-sale                      95,482        74,850        90,283
                                            --------      --------      --------
HELD-TO-MATURITY:
  GNMA                                      $  1,070      $  1,465      $  2,473
  Fannie Mae                                  10,780        20,386         6,203
  FHLMC                                       19,115        21,305        27,482
  SBA                                            337           318           372
                                            --------      --------      --------
Total held-to-maturity                        31,302        43,474        36,530
                                            --------      --------      --------
Total mortgage-backed securities            $126,784      $118,324      $126,813
                                            ========      ========      ========


         The following table sets forth the scheduled final maturities, amortized costs and fair values for Carver Federal's mortgage-backed securities at March 31, 2005. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                      AMORTIZED         FAIR
                                                         COST          VALUE
                                                     ------------   ------------
                                                          (IN THOUSANDS)
AVAILABLE-FOR-SALE :
Less than one year                                   $          1   $          1
One through five years                                        576            595
Five through ten years                                      1,839          1,827
After ten years                                            93,614         93,059
                                                     ------------   ------------
                                                     $     96,030   $     95,482
                                                     ============   ============
HELD-TO-MATURITY:
Less than one year                                             --             --
One through five years                                         99            102
Five through ten years                                         --             --
After ten years                                            31,203         31,208
                                                     ------------   ------------
                                                     $     31,302   $     31,310
                                                     ============   ============

         OTHER INVESTMENT SECURITIES. In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. In anticipation of the acquisition of Independence Federal Savings Bank ("IFSB"), in fiscal 2004 Carver purchased 150,000 shares of IFSB common stock, a total investment of $3.1 million. As a result of subsequent declines in the market value of these shares, Carver took a resulting impairment charge deemed other than temporary of $1.5 million on this investment. Subsequent to end of the fiscal year, on May 11, 2005, the Company sold its entire equity investment in IFSB for an aggregate price of $1.6 million.

         The following table sets forth the carrying value of Carver Federal's other securities available-for-sale and held-to-maturity at the date indicated.


                                                           AT MARCH 31,
                                                   -----------------------------
                                                    2005        2004      2003
                                                   -------    -------    -------
                                                          (IN THOUSANDS)
U.S. Government and Equity securities:
  Available-for-sale                               $22,551    $21,553    $38,772
  Held-to-maturity                                      --         --         --
                                                   -------    -------    -------
    Total other securities                         $22,551    $21,553    $38,772
                                                   =======    =======    =======

         The following table sets forth the scheduled maturities, amortized costs and fair values for Carver Federal's other investments at March 31, 2005.


                                                       AMORTIZED       FAIR
                                                         COST          VALUE
                                                     ------------   ------------
                                                          (IN THOUSANDS)
Available-for-sale:
   One year or less                                  $     10,368   $     10,353
   One through five years                                  12,351         12,198
                                                     ------------   ------------
                                                     $     22,719   $     22,551
                                                     ============   ============


         OTHER EARNING ASSETS. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see "--Regulation and Supervision--Federal Banking Regulation--Liquidity."

         The following table sets forth the carrying value of Carver Federal's investment in FHLB stock and liquid assets at the dates indicated.

                              AT MARCH 31,
                    ----------------------------------
                       2005        2004        2003
                    ----------  ----------  ----------
                             (IN THOUSANDS)

FHLB stock          $    5,125  $    4,576  $    5,440
Federal funds sold       6,800       8,200       5,500

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of Carver Federal's funds for lending and other investment purposes. In addition to deposits, Carver Federal derives funds from loan principal repayments, loan and investment interest payments, maturing investments and fee income. Loan and mortgage-backed securities repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates, pricing of deposits, competition and general economic conditions. Borrowed money may be used to supplement the Bank's available funds, and from time to time the Bank has borrowed funds from the FHLB and through repurchase agreements.

         DEPOSITS. Carver Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal's policies are designed primarily to attract deposits from local residents through the Bank's branch network. Carver Federal also holds deposits from various governmental agencies or authorities and corporations. At March 31, 2005 the Bank did not hold any brokered deposits.

         Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, current market rates, the Bank's growth goals and applicable regulatory restrictions and requirements.

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Carver Federal between the dates indicated. Over the course of fiscal 2005 the Bank opened two additional branches as well as two stand-alone ATMs. The first new branch and ATM were opened in July 2004 at Atlantic Terminal in Fort Greene, Brooklyn, the second new ATM and branch were opened in Harlem in December 2004 and January 2005, respectively. During fiscal 2004 the Bank opened two stand-alone ATM centers in Harlem and a new branch in Jamaica, Queens. The Bank's branches on 116th Street in Harlem and in Jamaica operate in New York State designated Banking Development Districts ("BDD"), which allow Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. As of March 31, 2005, Carver Federal held $100.0 million in BDD deposits.

                                                    YEAR ENDED MARCH 31,
                                               ---------------------------------
                                                 2005        2004        2003
                                               ---------------------------------
                                                    (DOLLARS IN THOUSANDS)
Deposits at beginning of period                $373,665    $347,164    $324,954
Net increase before interest credited            74,334      21,852      16,450
Interest credited                                 5,455       4,649       5,760
                                               --------    --------    --------
Deposits at end of period                      $453,454    $373,665    $347,164
                                               ========    ========    ========

Net increase during the year:
  Amount                                       $ 79,789    $ 26,501    $ 22,210
                                               ========    ========    ========
  Percent                                          21.4%        7.6%        6.8%
                                               ========    ========    ========

         The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates paid at the dates indicated.

                                                                 AT MARCH 31,
                          --------------------------------------------------------------------------------------------
                                     2005                             2004                           2003
                          --------------------------------------------------------------------------------------------
                                  PERCENT OF  WEIGHTED             PERCENT OF  WEIGHTED            PERCENT OF   WEIGHTED
                                    TOTAL     AVERAGE                TOTAL     AVERAGE               TOTAL     AVERAGE
                          AMOUNT   DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE      AMOUNT   DEPOSITS     RATE
                          --------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
Non-interest-bearing
  demand                 $ 25,570       5.6%        -%   $ 20,966       5.6%        -%   $ 16,539       4.8%        -%
NOW demand                 24,095       5.3       0.30     22,671       6.0       0.30     18,190       5.2       0.53
Savings and clubs         137,810      30.4       0.62    131,120      35.1       0.60    128,935      37.1       1.06
Money Market savings       36,294       8.0       1.34     30,842       8.3       0.74     20,735       6.0       0.92
Certificates of deposit   229,685      50.7       2.30    168,066      45.0       1.97    162,765      46.9       2.20
                         --------  --------   --------   --------  --------   --------   --------  --------   --------
Total                    $453,454     100.0%      1.48%  $373,665     100.0%      1.18%  $347,164     100.0%      1.51%
                         ========  ========   ========   ========  ========   ========   ========  ========   ========


         The following table sets forth the amount and maturities of certificates of deposit in specified weighted average interest rate categories at March 31, 2005.

                                    PERIOD TO MATURITY                               MARCH 31,
             ----------------------------------------------------------------  --------------------
              LESS THAN                         AFTER      TOTAL     PERCENT
   Rate       ONE YEAR  1-2 YEARS  2-3 YEARS   3 YEARS      2005    OF TOTAL      2004      2003
-----------  ----------------------------------------------------------------  ---------  ---------
                   (DOLLARS IN THOUSANDS)
 0% - 0.99%  $     569  $      20  $       3  $      96  $     688       0.30% $  29,848  $      --
 1% - 1.99%    119,731      2,311        410          7    122,459      53.32     69,434     87,811
 2% - 3.99%     63,035     10,329      5,145     13,672     92,181      40.13     53,294     40,926
4% and over      3,250        752      2,954      7,401     14,357       6.25     15,490     34,028
             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total      $ 186,585  $  13,412  $   8,512  $  21,176  $ 229,685     100.00% $ 168,066  $ 162,765
             =========  =========  =========  =========  =========  =========  =========  =========


         Carver Federal's certificates of deposit of $100,000 or more were $161.7 million as of March 31, 2005 compared to $104.3 million at March 31, 2004 and $100.1 million at March 31, 2003. These certificates of deposit over $100,000 include BDD deposits of $100 million and $50 million at March 31, 2005 and 2004, respectively.


         BORROWED MONEY. Deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities. Carver Federal is authorized, however, to use advances and securities sold under agreements to repurchase ("Repos") from the FHLB and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver Federal is required to own stock in the FHLB and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are secured by Carver Federal's stock in the FHLB and a pledge of Carver Federal's mortgage loan and mortgage-backed securities portfolios. One of the elements of Carver Federal's investment strategy is to leverage the balance sheet by increasing liabilities with FHLB advances and Repos and investing borrowed funds primarily in adjustable-rate mortgage loan and mortgage-backed securities products.

         On September 17, 2003, Carver Federal Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2005 of 6.08%. The subordinated debt securities amounted to $12.8 million at March 31, 2005 and are included in other borrowed money on the consolidated statement of financial condition. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2005, Carver Federal had outstanding $115.3 million in total borrowed money, consisting of the subordinated debt securities and FHLB borrowings.

         The following table sets forth certain information regarding Carver Federal's borrowed money at the dates and for the periods indicated:

                                                                               AT OR FOR THE YEAR
                                                                                 ENDED MARCH 31,
                                                                              -------------------
                                                                                2005       2004
                                                                              --------   --------
                                                                             (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of period:
  FHLB-NY advances                                                            $102,500   $ 91,516
  Guaranteed preferred beneficial interest in junior subordinated debentures    12,799     12,741
  Loan for employee stock ownership plan                                            --         25

Rate paid at period end:
  FHLB-NY advances                                                                3.78%      3.92%
  Guaranteed preferred beneficial interest in junior subordinated debentures      6.08%      4.16%
  Loan for employee stock ownership plan                                            --       4.00%

Maximum amount of borrowing outstanding at any month end:
  FHLB-NY advances                                                            $112,506   $112,030
  Guaranteed preferred beneficial interest in junior subordinated debentures    12,799     12,742
  Loan for employee stock ownership plan                                            25        207

Approximate average amounts outstanding for period:
  FHLB-NY advances                                                            $ 97,013   $ 99,359
  Guaranteed preferred beneficial interest in junior subordinated debentures    12,768      6,854
  Loan for employee stock ownership plan                                             6        137

Approximate weighted average rate paid during period (1):
  FHLB-NY advances                                                                3.71%      3.74%
  Guaranteed preferred beneficial interest in junior subordinated debentures      5.49%      4.78%
  Loan for employee stock ownership plan                                          3.86%      4.07%

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

         LOANS TO ONE BORROWER LIMITATIONS. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2005, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $9.3 million.

         QTL TEST. Under HOLA, the Bank must comply with a qualified thrift lender ("QTL") test. Under this test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" on a monthly basis in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business. "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter. In addition, if the Bank does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible. At March 31, 2005, the Bank maintained approximately 73.1% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

         Core capital is defined similarly to tangible capital, but also includes certain qualifying supervisory goodwill less certain disallowed assets. Supplementary capital includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank's risk profile. At March 31, 2005, the Bank exceeded each of its capital requirements with a tangible capital ratio of 9.2%, leverage capital ratio of 9.2% and total risk-based capital ratio of 15.6%.

         The Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentrations of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an interest rate risk ("IRR") component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area. In addition, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and therefore, hypothetically represents the value of an institution's net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institution to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

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

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law. At March 31, 2005, the Bank was considered well-capitalized by the OTS.

         LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions on the Bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the OTS at least 30 days before making a capital distribution. However, the Bank must file an application for prior approval if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years.

         The Bank may not pay dividends to the Holding Company if, after paying those dividends, the Bank would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified the Bank that it was in need of more than normal supervision.

         The Bank is prohibited from making capital distributions if:

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

         The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination conducted in 2004.

         Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. The Holding Company has no such agreements in place at this time.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" and insiders is limited by OTS regulations and by Sections 23A, 23B, 22 (g) and 22 (h) of the Federal Reserve Act ("FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB"). Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors. At March 31, 2005, there were no loans to officers or directors.

         The FRB has confirmed its previous interpretations of Sections 23A and 23B of the FRA with Regulation W. The OTS has also conformed its regulations to agree with Regulation W. Regulation W made various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an "affiliate" subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

         The OTS regulations provide for additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulation. These regulations have had no material adverse effect on our business.

         Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

         ASSESSMENT. The OTS charges assessments to recover the cost of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. The OTS is phasing in the assessments at a rate of 25% of the first semi-annual assessment on July 1, 2004, 50% of the second semi-annual assessment on January 1, 2005 and 100% of the third semi-annual assessment on July 1, 2005. For fiscal 2005, Carver paid $119,000 in OTS assessments.

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

         INSURANCE OF DEPOSIT ACCOUNTS. The Bank is a member of the SAIF and pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, BIF, which primarily insures the deposits of banks and state chartered savings banks. Under federal law, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period: (1) well-capitalized, (2) adequately capitalized and (3) undercapitalized. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of the deposit insurance fund to 1.25%.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.44% per $100,000 of insured deposits to fund interest payments on the bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. The Bank's total expense in fiscal 2005 for FDIC assessment for FICO bonds interest payments was $58,000. Due to the Bank's favorable assessment risk classification there was no deposit insurance assessment on our deposits for fiscal 2005.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York ("FHLB-NY"), which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as an FHLB member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB) of its outstanding advances from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2005 of $5.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be adversely affected. Dividends from FHLB-NY to the Bank amounted to $130,000 for fiscal 2005, $126,000 for fiscal 2004 and $190,000 for fiscal 2003. The FHLB-NY suspended dividend payments to stockholders in the fourth quarter of 2003, due to losses in its securities portfolio, but resumed payment in January 2004 at a rate of 1.58% paid in April 2004. The dividend payment received in January 2005 was at a rate of 3.05%.

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

         FEDERAL RESERVE SYSTEM. Under the FRB's regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3% must be maintained against aggregate transaction accounts between $7.0 million and $47.6 million (subject to adjustment by the FRB), and (b) a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

         PRIVACY PROTECTION. Carver Federal is subject to OTS regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

         HOLDING COMPANY REGULATION. The Holding Company is a savings and loan holding company regulated by the OTS. As such, the Holding Company is registered with and is subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the FRB.

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

         The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         NEW YORK STATE BANKING REGULATIONS. The New York State Banking Department has adopted Section 6-L to the banking law and regulations which impose restrictions and limitations on certain high cost home loans made by any individual or entity, including a federally-chartered savings bank, that originates more than one high cost home loan in New York State in a 12-month period. Among other things, the regulations and statute prohibit certain mortgage loan provisions and certain acts and practices by originators and impose certain disclosure and reporting requirements. It is unclear whether these provisions would be preempted by Section 5(a) of HOLA, as implemented by the lending and investment regulations of the OTS. The OTS has not yet adopted regulations regarding high-cost mortgage loans and is currently considering whether it will do so. Although the Bank does not originate loans that meet the definition of "high-cost mortgage loan" under the proposed regulations, in the event the Bank determines to originate such loans in the future, the Bank may be subject to such regulation, if adopted as proposed.

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

         BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) in fiscal 2003 and fiscal 2002, was permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. In both fiscal years 2005 and 2004 the Bank was not considered to be a small bank as total assets exceeded $500 million.

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


STATE AND LOCAL TAXATION

         STATE OF NEW YORK. The Bank and the Holding Company are subject to New York State franchise tax on entire net income or one of several alternative bases, whichever results in the highest tax. "Entire net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State franchise tax rate for both fiscal years 2005 and 2004 was 9.03%, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. 60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions to Carver Federal received from Carver Asset Corporation are eligible for the New York State dividends received deduction.

         New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

         NEW YORK CITY. The Bank and the Holding Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City. In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

         The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of May 31, 2005. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

         DEBORAH C. WRIGHT, age 47, has served as President and Chief Executive Officer and a Director of the Holding Company and Carver Federal since June 1, 1999. In February 2005, Ms. Wright was elected Chairman of the Board. Prior to joining Carver, Ms. Wright was President & Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996.

         JAMES H. BASON, age 50, has served as Senior Vice President and Chief Lending Officer since March 2003. Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991. At the Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing.

         FRANK DEATON, age 36, has served as Senior Vice President of Operations since January 2005 and formerly served as Chief Auditor since May 2001. Mr. Deaton was previously Vice President and Risk Review Manager with Key Bank in Cleveland, Ohio where he was responsible for developing the scope and overseeing completion of credit, operational and regulatory compliance audits for a variety of business units.

         LINDA J. DUNN, age 49, has served as Senior Vice President, General Counsel and Corporate Secretary since June 2001. Ms. Dunn had been a corporate associate at the law firm Paul, Weiss, Rifkind, Wharton & Garrison since 1994.

         CARMELO FELIX, age 56, has served as Senior Vice President and Chief Auditor since January 2005. Mr. Felix was previously Deputy General Manager at Korea Exchange Bank's Regional Headquarters for the Americas where he was responsible for the administration of the bank's Internal Audit Department in the Western Hemisphere.

         WILLIAM GRAY, age 50, has served as Senior Vice President and Chief Financial Officer since February 2002. Mr. Gray had been employed at the Dime Savings Bank of New York since 1992, most recently serving as Vice President/Director of Business Unit Planning and Support in the Controller's Department where he was responsible for identifying and evaluating strategic initiatives for several businesses.

         DAVID HARGRAVES, age 42, has served as Senior Vice President and Chief of Retail Banking since October 2004. Mr. Hargraves previously served at Citibank as the Regional Vice President for Community Relations and was responsible for community programs, sponsorships and community development in 108 branches in Manhattan, Brooklyn, Queens and Staten Island.

         MARGARET D. PETERSON, age 54, has served as Senior Vice President and Chief Human Resources Officer since June 2002. She joined Carver in October 1999 as Senior Vice President and Chief Administrative Officer. Ms. Peterson came to Carver from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources.

ITEM 2.  PROPERTIES.

The Bank currently conducts its business through one administrative office and eight branch offices (including the main office) and four stand-alone ATM centers. Carver Federal entered into a license agreement with Essex Corporation on March 23, 2004 to operate an Investment Center at the Bank's Malcolm X Boulevard branch but does not share any other owned or leased spaces with any other businesses. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2005. The Bank believes that such facilities are suitable and adequate for its operational needs.

                                                                   LEASE         LEASE
                                          YEAR       OWNED OR    EXPIRATION    EXTENTION        NET BOOK
                                         OPENED       LEASED        DATE         DATE             VALUE
                                       -----------  -----------  ------------ ------------  ------------------
                                                                                             (In thousands)
   MAIN OFFICE
   75 West 125th Street                   1996        Owned                                           $ 5,681
   New York, NY

   BRANCH OFFICES
   1281 Fulton Street
   Brooklyn, NY                           1989        Owned                                             1,407
   (Bedford-Stuyvesant Office)

   1009-1015 Nostrand Avenue
   Brooklyn, NY                           1975        Owned                                               328
   (Crown Heights Office)

   115-02 Merrick Boulevard
   Jamaica, NY                            1996        Leased      2/28/2011                               262
   (St Albans Office)

   130 Malcolm X Boulevard
   New York, NY                           2001        Leased      5/31/2006    5/31/2021                  560
   (Malcolm X Blvd. Office)

   158-45 Archer Avenue
   Jamaica, New York                      2003        Leased      7/31/2018    7/31/2028                  916
   (Jamaica Center Branch)

   1 Hanson Place
   Brooklyn, NY                           2004        Leased      7/31/2014    7/31/2024                1,111
   (Atlantic Terminal Branch)

   300 West 145 Street
   New York, NY                           2004        Leased     12/31/2009   12/31/2019                  267
   (Bradhurst Branch)

   ATM CENTERS
   503 West 125th Street
   New York, NY                           2003        Leased      3/1/2013     3/31/2023                  145

   601 West 137th Street
   New York, NY                           2003        Leased     10/31/2013                               150

   1 Hanson Place
   Brooklyn, NY                           2004        Leased      7/31/2009    7/31/2024                   54

   1400 5th Avenue
   New York, NY                           2005        Leased      8/30/2013                               127

                                                                                            ------------------
                Total                                                                                $ 11,008
                                                                                            ==================

         The net book value of Carver Federal's investment in premises and equipment totaled approximately $13.7 million at March 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2005, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

         In January 2004, Michael Lee & Company ("Michael Lee"), former accountants for Hale House Center, Inc., filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee's alleged provision of deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee has appealed the judgment. Carver Federal opposed the appeal as untimely but it was found to be timely filed. Michael Lee's appeal is pending. Carver Federal intends to defend itself vigorously. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended March 31, 2005, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Holding Company's common stock is listed on the American Stock Exchange under the symbol "CNY." As of May 31, 2005, there were 2,511,874 shares of the common stock outstanding, held by approximately 990 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

                            HIGH       LOW     DIVIDEND                          HIGH        LOW     DIVIDEND
                          -------- ---------- ----------                      ---------  ---------- ----------
    FISCAL YEAR 2005                                        FISCAL YEAR 2004
    June 30, 2004          $23.95    $ 19.15     $ 0.05     June 30, 2003      $ 16.59      $13.66     $ 0.05
    September 30, 2004     $20.45    $ 17.95     $ 0.07     September 30, 2003 $ 18.15      $16.25     $ 0.05
    December 31, 2004      $20.82    $ 18.55     $ 0.07     December 31, 2003  $ 26.50      $17.60     $ 0.05
    March 31, 2005         $20.07    $ 18.38     $ 0.07     March 31, 2004     $ 26.00      $23.02     $ 0.05

         On October 26, 2004, the Holding Company's Board of Directors declared a $0.07 cash dividend to shareholders for the second quarter of fiscal 2005. This represents a $0.02 per share increase from the $0.05 previously paid each quarter subsequent to the Board initially establishing payment of a quarterly dividend on January 9, 2003. In each of the four fiscal years prior to fiscal 2003, the Company paid an annual $0.05 per common share cash dividend.


         Under OTS regulations, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements.

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

         On August 6, 2002 the Holding Company announced a stock repurchase program. To date, 83,584 shares of its common stock have been repurchased in open market transactions at an average price of $17.03 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. The following table details purchases the Holding Company made of its common stock during the fourth quarter of fiscal 2005.

                                                                   Total Number           Maximum
                                 Total                              of Shares        Number of Shares
                               Number of         Average        Purchased as part     that May Yet Be
                                Shares          Price Paid         of Publicly      Purchased Under the
                               Purchased        per Share        Announced Plans           Plans
---------------------------------------------------------------------------------------------------------
January 1, 2005 through
    January 31, 2005                   -              -                 -                170,085
February 1, 2005 through
    February 28, 2005                599          18.73               599                169,486
March 1, 2005 through
    March 31, 2005                21,435          18.39            21,435                148,051

---------------------------------------------------------------------------------------------------------
                                  22,034          18.40            22,034
---------------------------------------------------------------------------------------------------------


         Carver has three equity compensation plans: (1) The Management Recognition Plan ("MRP") which provides for automatic grants of restricted stock to certain employees as of the date the plan became effective in June of 1995. Additionally, the MRP makes provision for added discretionary grants of restricted stock to those employees so selected by the Compensation Committee of the Board who administers the plan. (2) The Incentive Compensation Plan ("ICP") provides for grants of cash bonuses, restricted stock and stock options to the employees selected by the Compensation Committee. (3) The Option Plan provides for automatic option grants to certain employees as of the date the plan became effective in June of 1995, and like the MRP, also makes provision for added discretionary option grants to those employees so selected by the Compensation Committee. Additional information regarding Carver's equity compensation plans is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement.

          The following table shows common stock securities authorized for issuance under Carver' equity compensation plans at March 31, 2005:

                                                                                Number of securities
                                                                                remaining available
                                Number of securities to    Weighted-average     for future issuance
                                be issued upon exercise    exercise price of    under equity compensation
                                of outstanding options,    outstanding options  plans (excluding securities
Plan Category                   warrants and rights        warrants and rights  reflected in column (a))
                                -------------------------------------------------------------------------
                                       (a)                         (b)                   (c)
Equity compensation plans
   approved by security plan
   holders                                   225,292                      12.37               148,621

Equity compensation plans
   not approved by security
   plan holders                                   --                         --                    --

                                --------------------       --------------------  --------------------
            Total                            225,292                      12.37               148,621
                                ====================       ====================  ====================

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with our consolidated financial statements and related notes.

                                                                AT OR FOR THE FISCAL YEAR ENDED MARCH 31,
                                                       ----------------------------------------------------------
                                                          2005        2004        2003        2002       2001
                                                       ----------  ----------  ----------  ----------  ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
Assets                                                 $  626,377  $  538,830  $  509,845  $  450,306  $  424,500
Loans, net                                                421,987     351,900     292,738     289,710     283,437
Securities                                                149,335     139,877     165,585     105,464      87,788
Cash and cash equivalents                                  20,420      22,774      23,160      34,851      31,758
Deposits                                                  453,454     373,665     347,164     324,954     279,424
Borrowed funds                                            115,299     104,282     108,996      75,651     105,600
Stockholders' equity                                   $   45,801  $   44,645  $   41,073  $   36,742  $   32,096
Number of deposit accounts                                 40,199      38,578      41,220      41,200      44,751
Number of offices                                               8           6           5           5           5

OPERATING DATA:
Interest income                                        $   28,546  $   26,234  $   27,390  $   28,395  $   28,336
Interest expense                                            9,758       8,700       8,983      12,047      14,278
                                                       ----------  ----------  ----------  ----------  ----------
Net interest income                                        18,788      17,534      18,407      16,348      14,058
Provision for loan losses                                      --          --          --         900       1,793
                                                       ----------  ----------  ----------  ----------  ----------
  Net interest income after provision for loan losses      18,788      17,534      18,407      15,448      12,265
Non-interest income                                         4,075       5,278       3,161       4,485       2,934
Non-interest expenses                                      18,696      15,480      14,704      14,339      15,490
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes                           4,167       7,332       6,864       5,594        (291)
Income tax                                                  1,518       2,493       3,033         881          98
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)                                      $    2,649  $    4,839  $    3,831  $    4,713  $     (389)
                                                       ==========  ==========  ==========  ==========  ==========
Diluted earnings (loss) per common share               $     1.03  $     1.87  $     1.52  $     1.89  $    (0.26)
                                                       ==========  ==========  ==========  ==========  ==========

SELECTED STATISTICAL DATA:
Return on average assets (1)                                 0.45%       0.93%       0.83%       1.11%      (0.07)%
Return on average equity (2)                                 5.80       11.40        9.77       13.78       (0.89)
Net interest margin (3)                                      3.41        3.56        4.26        4.09        3.61
Average interest rate spread (4)                             3.26        3.40        4.08        3.89        3.48
Efficiency ratio (5)                                        81.77       67.86       68.18       77.89       96.93
Operating expense to average assets (6)                      3.21        2.97        3.18        3.37        3.72
Equity to total assets at end of period                      7.31        8.29        8.06        8.16        7.56
Average equity to average assets                             7.84        8.13        8.48        8.03        7.85
Dividend payout ratio (7)                                   24.64        9.86        3.19        2.55      (17.24)

ASSET QUALITY RATIOS:
Non-performing assets to total assets (8)                    0.16%       0.39%       0.36%       0.63%       0.71%
Non-performing assets to total loans receivable (8)          0.23        0.60        0.61        0.96        1.04
Allowance for loan losses to total loans receivable          0.96        1.16        1.40        1.41        1.24


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards and actions of regulatory agencies.

EXECUTIVE SUMMARY

         Carver Bancorp Inc., is a bank holding company organized under the laws of the state of Delaware and registered as a "bank holding company" under the Bank Holding Company Act of 1956, as amended. Carver is committed to providing superior customer service while offering a range of banking products and financial services to both our retail and commercial customers. The Holding Company's primary subsidiary is Carver Federal Savings Bank which operates from eight branches in the New York City boroughs of Manhattan, Brooklyn and Queens.

         Carver Federal's net income is consistent with the thrift industry, namely that it is dependent primarily on net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. In addition, net income is affected by the level of provision for loan losses, as well as non-interest income and operating expenses.

         Carver's net interest income increased year over year based on the growth in average interest-earning assets of $57.9 million to $550.8 million for fiscal 2005 from $493.0 million for fiscal 2004. In fiscal 2005, the Bank experienced strong growth in its core business with increases in net loans receivable and deposits of 19.9% and 21.4%, respectively, compared to March 31, 2004. The resulting increase in net interest income offset net interest margin compression resulting from the interest rate environment and the impact of loan repayments. Net interest margin declined to 3.41% for fiscal 2005 from 3.56% for fiscal 2004 as the Federal Open Market Committee ("FOMC") raised the federal funds rate seven times during fiscal 2005, from June 2004. While short-term U.S. Treasury yields have shown somewhat similar increases since June of 2004, the two and three year U.S. Treasury yields have shown only modest increases and the five, ten and thirty year U.S. Treasury yields decreased during the same period, resulting in a significant flattening of the U.S Treasury yield curve. Additionally, there has been interest rate volatility within the individual quarters of fiscal 2005 which has resulted in volatility in cash flows and refinance activity, although not to the magnitude experienced in fiscal 2004. In addition, repayments on mortgage-backed securities and mortgage loans continued at a similar pace to Fiscal 2004, thereby contributing to net interest margin compression as these cash flows were reinvested at lower market yields.

          As previously noted, net interest income may be impacted by the Bank's asset quality. Fiscal 2005 was another strong year of performance by the Bank's loan portfolio where asset quality remained excellent. As a result, the Company did not provide for additional loan loss reserves as it considers the current allowance for loan losses to be adequate. To maintain strong asset quality, the Company seeks to follow its loan policies and underwriting practices, which include: (1) granting loans on a sound and collectible basis; (2) understanding the needs of borrowers and the economic conditions in the Company's target market while maintaining a balance between yield and risk; (3) ensuring that sources of repayment are adequate in relation to the amount of the loan; (4) developing and maintaining adequate diversification of the Bank's loan portfolio as a whole and within loan categories; (5) ensuring that each loan is properly documented and monitored; and (6) developing and applying adequate collection procedures.

         Net income for fiscal 2005 was unfavorably impacted by increased expenses to expand the Bank's franchise and by expenses related to the attempted IFSB acquisition. During fiscal 2005, the Bank successfully opened two full service state-of-the-art branches at Atlantic Terminal in Fort Greene, Brooklyn and Bradhurst Court in Harlem. Additionally, in the last 12 months the Bank opened two 24/7 ATM banking centers also in Harlem and Brooklyn. These investments increased operating expenses substantially. In addition, financial results were impacted by an impairment charge deemed other than temporary of $1.5 million, resulting from the decline in the market price of the 150,000 shares of common stock of IFSB that the Company held and merger related expense charges of $847,000 also related to the attempted IFSB acquisition. On May 11, 2005, the Company sold all 150,000 shares of common stock held in IFSB for $10.50 per share for an aggregate price of $1,575,000.

         The Bank's strategy to enhance fee income from operations has resulted in year over year increases in depository fees and charges, primarily ATM fees, debit card income and commissions from the sale of investments and insurance. In addition, the Bank benefited from the receipt of a net $1.1 million grant from the Department of the Treasury, as well as high loan prepayment penalty income.

         The outlook for fiscal 2006 reflects many of the economic and competitive factors that the Bank faced in fiscal 2005. Structurally, the Bank's balance sheet exhibits an asset sensitive bias over the long term. As a result, the Bank's greatest exposure is to a lower rate environment as asset yields would be expected to decline while deposit costs would be expected to stabilize. Should rates continue to rise, additional margin compression would be expected in the near term, however, management anticipates that the Bank's balance sheet would benefit over time from a prolonged rising rate environment. Although the U.S. Treasury yield curve is expected to continue to flatten during fiscal 2006, the Bank will continue to focus on growth in its core businesses, namely the expansion of commercial loans and retail deposits. Deposit growth is expected to follow our new business and marketing effort to core customer groups including landlords, churches and other non-profits as residents of the communities we serve. New products designed to increase market share in these customer segments include a new lock-box service for landlords to collect rental payments, a checking overdraft line of credit in an effort to continue building our checking account deposit base and participation in the Certificate of Deposit Account Registry Services program to more efficiently address the collateral needs of large balance depositors. Regarding mortgage lending, the strength of originations and the purchase mortgage market coupled with the anticipated reduced level of loan prepayments should result in continued strong loan portfolio growth in fiscal 2006. Products such as sub-prime and jumbo mortgages for sale in the secondary market will be introduced in fiscal 2006 to address the needs of additional prospective borrowers, thereby fueling fee income growth. A parallel to expanding non-interest income is lowering the Bank's fiscal 2005 efficiency ratio of 81.77% for fiscal 2006, with an emphasis on cost reduction through further outsourcing of operations and additional measures including limiting further branch expansion in fiscal 2006. It is anticipated that if further flattening of the U.S. Treasury yield curve occurs, the Bank may utilize the cash flow of an expansion in its core business to reduce its securities and borrowing portfolios, thereby limiting asset growth.

MERGER WITH INDEPENDENCE FEDERAL SAVINGS BANK

         On March 15, 2004, the Company entered into a definitive merger agreement to acquire IFSB in a cash transaction valued at approximately $33 million. The transaction was expected to close before the end of 2004 and was subject to customary closing conditions, including regulatory approvals and the approval of IFSB's shareholders.

         On October 15, 2004 Carver was advised by the OTS of its denial of Carver's application to consummate the merger agreement between Carver, the Bank and IFSB. The merger agreement was subject to, among other things, approval by the OTS. As a result, on October 26, 2004, the Company, the Bank and IFSB announced their mutual agreement to terminate the merger agreement and to release each party from all related liabilities.

         On May 11, 2005, the Company sold all 150,000 shares of common stock held in IFSB for $10.50 per share for an aggregate price of $1,575,000.

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

DISCUSSION OF MARKET RISK--INTEREST RATE SENSITIVITY ANALYSIS

         As a financial institution, the Bank's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which are short term in maturity. Since all of the Company's interest-bearing liabilities and virtually all of the Company's interest-earning assets are held by the Bank, most of the Company's IRR exposure is retained by the Bank. As a result, all significant IRR management procedures are performed at the Bank. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

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

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver Federal had a negative one-year gap equal to 4.42% of total rate sensitive assets at March 31, 2005. As a result, Carver Federal's net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

         The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2005. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                          THREE                   OVER ONE   OVER THREE
                                            OR       FOUR TO       THROUGH     THROUGH     OVER FIVE      OVER
                                           LESS       TWELVE        THREE       FIVE        THROUGH       TEN
                                          MONTHS      MONTHS        YEARS       YEARS      TEN YEARS      YEARS        TOTAL
                                        ---------    ---------    ---------    --------    ---------    ---------    ---------
                                                                           (DOLLARS IN THOUSANDS)
Rate Sensitive Assets:
Loans and Mortgage Backed Securities    $  64,946    $ 143,499    $  74,730    $121,359    $  55,344    $  83,983    $ 543,861
Federal Funds Sold                          6,800           --           --          --           --           --        6,800
Investment Securities                       6,020        2,758        3,922       8,275           --           --       20,975
                                        ---------    ---------    ---------    --------    ---------    ---------    ---------
    Total interest-earning assets          77,766      146,257       78,652     129,634       55,344       83,983      571,636
RATE SENSITIVE LIABILITIES:
NOW demand                                    551          771        7,320       1,568        4,676        9,209       24,095
Savings and clubs                           7,424       11,850       15,706      11,939       31,036       59,855      137,810
Money market savings                        4,154        3,521       18,621       1,096        4,390        4,512       36,294
Certificates of Deposit                   108,651       77,543       21,953      19,933        1,601            3      229,684
Borrowings                                  8,000       26,840       52,334      15,108          218           --      102,500
                                        ---------    ---------    ---------    --------    ---------    ---------    ---------

   Total interest-bearing liabilities   $ 128,780    $ 120,525    $ 115,934    $ 49,644    $  41,921    $  73,579    $ 530,383

Interest Sensitivity Gap                $ (51,014)   $  25,732    $ (37,282)   $ 79,990    $  13,423    $  10,404    $  41,253

Cumulative Interest Sensitivity         $ (51,014)   $ (25,282)   $ (62,564)   $ 17,426    $  30,849    $  41,253           --
Ratio of Cumulative Gap to Total Rate
Sensitive assets                            -8.92        -4.42%      -10.94%       3.05%        5.40%        7.22%          --


         The table above assumes that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

         Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, credit risk may increase as many borrowers may experience an inability to service their debt in the event of a rise in interest rate. Virtually all of the adjustable-rate loans in Carver Federal's portfolio contain conditions that restrict the periodic change in interest rate.

         NET PORTFOLIO VALUE ("NPV") ANALYSIS. As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the NPV methodology.

         Under this methodology, IRR exposure is assessed by reviewing the estimated changes in net interest income ("NII") and NPV that would hypothetically occur if interest rates rapidly rise or fall along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

         Presented below, as of March 31, 2005, is an analysis of the Bank's IRR as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The Bank considers its level of IRR for fiscal 2005, as measured by changes in NPV, to be minimal. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's IRR.

                                                                        NPV AS A %
                               NET PORTFOLIO VALUE                    OF PV OF ASSETS
                       -------------------------------------    ------------------------
   CHANGE IN RATE       $ AMOUNT    $ CHANGE      % CHANGE       NPV RATIO      CHANGE
--------------------   ----------   ----------    ----------    ----------    ----------
                                 (DOLLARS IN THOUSANDS)
            +300 bp        63,884      (21,049)         -25%         10.28%      -275 bp
            +200 bp        72,273      (12,660)         -15%         11.42%      -161 bp
            +100 bp        79,480       (5,453)          -6%         12.36%       -67 bp
               0 bp        84,933           --           --          13.03%           --
            -100 bp        88,049        3,116            4%         13.38%       +35 bp
            -200 bp        89,358        4,425            5%         13.49%       +45 bp

                                                             MARCH 31, 2004
                                                             --------------
RISK MEASURES: +200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets                        13.03%
Post-Shock NPV Ratio                                                 11.42%
Sensitivity Measure; Decline in NPV Ratio                            161 bp


         Certain shortcomings are inherent in the methodology used in the above IRR measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Carver Federal's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of Carver Federal's IRR exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver Federal's net interest income and may differ from actual results.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

         The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the years indicated. These yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. The use of average monthly balances instead of average daily balances on all other accounts should not result in material differences in the information presented.

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

                                                          MONTH ENDED
                                                         MARCH 31, 2005             YEAR ENDED MARCH 31, 2005
                                                    -----------------------    ------------------------------------
                                                     AVERAGE      AVERAGE       AVERAGE                   AVERAGE
                                                     BALANCE     YIELD/COST     BALANCE      INTEREST    YIELD/COST
                                                    ----------   ----------    ----------   ----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning Assets:
Loans (1)                                           $  408,966         5.70%   $  384,916   $   22,940         5.96%
Investment securities (2)                               28,046         3.02%       29,547          827         2.80%
Mortgage-backed securities                             129,006         3.95%      125,643        4,605         3.67%
Federal funds                                           20,696         2.62%       10,724          174         1.62%
                                                    ----------   ----------    ----------   ----------   ----------
  Total interest-earning assets                        586,714         5.08%      550,830       28,546         5.18%
Non-interest-earning assets                             36,073                     31,677
                                                    ----------                 ----------
  Total assets                                      $  622,787                 $  582,507
                                                    ==========                 ==========

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW demand                                      $   24,620         0.29%   $   22,933   $       69         0.30%
    Savings and clubs                                  136,695         0.61%      133,621          801         0.60%
    Money market savings                                35,407         1.36%       30,116          302         1.00%
    Certificates of deposit                            229,420         2.26%      208,584        4,258         2.04%
                                                    ----------   ----------    ----------   ----------   ----------
  Total deposits                                       426,142         1.54%      395,254        5,430         1.37%
Mortgagors deposits                                      2,322         1.52%        2,217           25         1.15%
Borrowed money                                         115,294         4.10%      109,787        4,303         3.92%
                                                    ----------   ----------    ----------   ----------   ----------
  Total deposits and interest-bearing liabilities      543,758         2.09%      507,258        9,758         1.92%
                                                                                            ----------
Non-interest-bearing liabilities:
    Demand                                              26,973                     22,857
    Other liabilities                                    5,728                      6,724
                                                    ----------                 ----------
  Total liabilities                                    576,459                    536,839
Stockholders' equity                                    46,328                     45,668
                                                    ----------                 ----------
  Total liabilities and stockholders' equity        $  622,787                 $  582,507
                                                    ==========                 ==========
Net interest income                                                                         $   18,788
                                                                                            ==========

Average interest rate spread                                           2.99%                                   3.26%
                                                                 ==========                               ==========

Net interest margin                                                    3.05%                                   3.41%
                                                                 ==========                               ==========

Ratio of average interest-earning assets to
  interest-bearing liabilities                                       107.90%                                 108.59%
                                                                 ==========                               ==========

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

                                                                                 YEAR ENDED MARCH 31,
                                               ----------------------------------------------------------------------------------
                                                                  2004                                       2003
                                               ---------------------------------------    ---------------------------------------
                                                 AVERAGE                    AVERAGE         AVERAGE                    AVERAGE
Interest Earning Assets:                         BALANCE      INTEREST     YIELD/COST       BALANCE      INTEREST     YIELD/COST
                                               -----------   -----------   -----------    -----------   -----------   -----------
                                                                              (Dollars in thousands)
Loans (1)                                      $   314,297   $    20,117          6.40%   $   282,439   $    21,194          7.50%
Investment securities (2)                           29,708         1,161          3.91%        36,660         1,614          4.40%
Mortgage-backed securities                         126,764         4,789          3.78%        93,002         4,282          4.60%
Fed funds sold                                      22,194           167          0.75%        19,744           300          1.52%
                                               -----------   -----------   -----------    -----------   -----------   -----------
Total interest earning assets                      492,963        26,234          5.32%       431,845        27,390          6.34%
Non-interest earning assets                         28,423                                     30,414
                                               -----------                                -----------
Total assets                                   $   521,386                                $   462,259
                                               ===========                                ===========

INTEREST BEARING LIABILITIES:
Deposits
NOW demand                                     $    23,286   $        85          0.37%   $    18,138   $       130          0.72%
Savings and clubs                                  130,509         1,001          0.77%       127,004         1,477          1.16%
Money market savings                                27,662           235          0.85%        16,747           189          1.13%
Certificates of deposit                            163,382         3,304          2.02%       155,187         3,964          2.55%
                                               -----------   -----------   -----------    -----------   -----------   -----------
Total deposits                                     344,839         4,625          1.34%       317,076         5,760          1.82%
Mortgagers deposits                                  1,643            24          1.46%            --            --            --
Borrowed money                                     106,350         4,051          3.81%        80,861         3,223          3.99%
                                               -----------   -----------   -----------    -----------   -----------   -----------
Total interest bearing liabilities                 452,832         8,700          1.92%       397,937         8,983          2.26%
                                               -----------                                -----------
Non-interest-bearing liabilities:
Demand                                              19,408                                     15,234
Other liabilities                                    6,746                                      9,880
                                               -----------                                -----------
Total liabilities                                  478,986                                    423,051
Stockholders' equity                                42,400                                     39,208
                                               -----------                                -----------
Total liabilities and stockholders' equity     $   521,386                                $   462,259
                                               ===========                                ===========
Net interest income                                          $    17,534                                $    18,407
                                                             ===========                                ===========

Average interest rate spread                                                      3.40%                                      4.08%
                                                                           ===========                                ===========

Net interest margin                                                               3.56%                                      4.26%
                                                                           ===========                                ===========

Ratio of avgerage interest-earning assets to
  interest-bearing liabilities                                                  108.86%                                    108.52%
                                                                           ===========                                ===========

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

RATE/VOLUME ANALYSIS

         The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to:
(1) changes in volume (changes in volume multiplied by new rate); (2) changes in rates (change in rate multiplied by old volume); and (3) changes in rate/volume. Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

                                                                YEAR ENDED MARCH 31,
                                --------------------------------------------------------------------------
                                            2005 VS. 2004                          2004 VS. 2003
                                     INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                -----------------------------------    -----------------------------------
                                  VOLUME       RATE         TOTAL       VOLUME        RATE         TOTAL
                                ---------    ---------    ---------    ---------    ---------    ---------
                                                 (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Loans                           $   4,209    $  (1,386)   $   2,823    $   2,039    $  (3,116)   $  (1,077)
Investment securities                  (5)        (329)        (334)        (273)        (180)        (453)
Mortgage-backed securities            (41)        (143)        (184)       1,270         (763)         507
Fed funds                            (186)         193            7           18         (151)        (133)
                                ---------    ---------    ---------    ---------    ---------    ---------
Total interest earning assets       3,977       (1,665)       2,312        3,054       (4,210)      (1,156)

INTEREST BEARING LIABILITIES:
Deposits
NOW demand                              1           15           16           19          (64)         (45)
Savings and clubs                     (19)         219          200           27         (503)        (476)
Money market savings                  (25)         (43)         (68)          93          (47)          46
Certificates of deposit              (923)         (31)        (954)         165         (801)        (636)
                                ---------    ---------    ---------    ---------    ---------    ---------
Total deposits                       (966)         160         (806)         304       (1,415)      (1,111)
Borrowed money                       (142)        (110)        (252)       1,024         (196)         828
                                ---------    ---------    ---------    ---------    ---------    ---------
Total deposits and interest
   bearing liabilities             (1,108)          50       (1,058)       1,328       (1,611)        (283)

Net change in interest income   $   2,869    $  (1,615)   $   1,254    $   1,726    $  (2,599)   $    (873)
                                =========    =========    =========    =========    =========    =========


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND 2004

         At March 31, 2005, total assets increased by $87.5 million, or 16.3%, to $626.4 million compared to $538.8 million at March 31, 2004. The increase in total assets was primarily attributable to increases in loans receivable, total securities, premises and equipment and other assets.

         Loans receivable, net, increased by $70.1 million, or 19.9%, to $422.0 million as of March 31, 2005 compared to $351.9 million one year ago. The net loan growth during fiscal 2005 reflects loan originations of $85.8 million and loan purchases of $104.7 million, offset by principal repayments of $112.6 million and loans sold to FNMA of $8.1 million. One- to four-family mortgage loans increased by $57.2 million, or 57.9%, to $155.8 million at March 31, 2005 compared to $98.6 million at March 31, 2004. The increase in one- to four-family loans is primarily due to additional loan purchases of $81.9 million and to, a lesser extent, loan originations of $15.4 million. Multifamily real estate loans decreased by $18.4 million, or 15.3%, to $101.9 million at March 31, 2005 compared to $120.3 million at March 31, 2004 as repayments exceeded total additions. Non-residential real estate loans increased by $14.1 million, or 13.8%, to $116.8 million at March 31, 2005 compared to $102.6 million at March 31, 2004 primarily as a result of originations of $30.8 million and purchases of $6.4 million during the year. Construction loans increased by $21.2 million, or 77.5%, to $48.6 million at March 31, 2005 compared to $27.4 million at March 31, 2004 primarily due to purchases. The Bank continues to grow its balance sheet through focusing on the origination of real estate loans in the markets it serves and will augment these originations with loan purchases. Consumer and business loans decreased by $4.3 million, or 71.8%, to $1.7 million at March 31, 2005 compared to $6.0 million at March 31, 2004 reflecting the payoff of four secured business loans in the amount of $1.0 million each which were originated during fiscal 2004.

         Total securities at March 31, 2005 increased $9.5 million to $149.3 million from $139.9 million at March 31, 2004, reflecting a $21.6 million increase in available-for-sale securities and a $12.1 million decrease in held-to-maturity securities. The increase in available-for-sale securities primarily reflects purchases of $83.2 million partially offset by $51.4 million in principal repayments, maturities and calls, $7.3 million in proceeds from sales of securities, and an $2.4 million decrease in the market value of the portfolio of which $1.5 million was a permanent impairment charge on IFSB stock held in portfolio. The decrease in held-to-maturity securities reflects principal payments and maturities of $12.0 million. Available-for-sale securities represented 79.0% of the total securities portfolio at March 31, 2005 compared to 68.9% at March 31, 2004. The Bank invests in securities to help diversify its asset portfolio and satisfy collateral requirements for certain deposits.

         At March 31, 2005, total liabilities increased $86.4 million, or 17.5%, to $580.6 million compared to $494.2 million at March 31, 2004. Deposits increased $79.8 million, or 21.4%, to $453.5 million at March 31, 2005 from $373.7 million at March 31, 2004. The increase in deposits was primarily attributable to increases of $61.7 million in certificates of deposit, $6.6 million in regular savings and club accounts, $6.0 million in demand accounts and $5.5 million in money market accounts. Deposit increases reflects $50 million in new certificates of deposit from the City and the State under New York State`s Banking Development District program and new money from the Bank's increased retail depositors from the new branches. These additional funds from deposit growth were used to fund loan originations and purchases. Total FHLB-NY borrowings increased $11.0 million, or 10.6%, to $115.3 million at March 31, 2005 from $104.3 million at March 31, 2004 as a result of net additional advances.

         At March 31, 2005, stockholders' equity increased $1.2 million, or 2.6%, to $45.8 million compared to $44.6 million at March 31, 2004. The increase in stockholders' equity was primarily attributable to net income of $2.6 million partially offset by a decrease of $493,000 in accumulated other comprehensive income related to the mark-to-market of the Bank's available-for-sale securities and net repurchases of the Company's common stock of $263,000 and dividends declared of $793,000. The Bank's capital levels meet regulatory requirements of a well capitalized financial institution.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

NET INCOME

         The Bank reported net income for fiscal 2005 of $2.6 million compared to $4.8 million for the prior fiscal year. Net income available to common stockholders for fiscal 2005 was $2.5 million, or $1.03 per diluted common share compared to $4.6 million, or $1.87 per diluted common share, for fiscal 2004. The decrease in net income was primarily due to an increase in non-interest expense of $3.2 million and a decrease in non-interest income of $1.2 million partially offset by an increase in net interest income of $1.3 million and a $975,000 reduction in income tax expense.

INTEREST INCOME

         Interest income increased for fiscal 2005 by $2.3 million, or 8.8% to $28.5 million, from the prior fiscal year. The average balance of interest-earning assets increased to $550.8 million for fiscal 2005 from $493.0 million for the prior fiscal year. This increase was partially offset by a decline in the average yield on interest-earning assets to 5.08% for fiscal 2005 compared to 5.32% for fiscal 2004.

         Interest income on loans increased by $2.8 million, or 14.0%, to $22.9 million for fiscal 2005 compared to $20.1 million for the prior fiscal year. The increase in interest income from loans was primarily the result of a $70.6 million increase in average loan balances to $384.9 million for fiscal 2005 compared to $314.3 million for fiscal 2004, the effects of which were partially offset by a 44 basis point decrease in the average rate earned on loans to 5.96% for fiscal 2005 from 6.40% for the prior fiscal year. The increase in the average balance of loans reflects originations and purchases in excess of principal collections. The decline in the average rate earned on loans was principally due to the downward pricing on loan products during the low interest rate environment experienced during most of fiscal 2005, see "Item 7. Management Discussion and Analysis--Liquidity and Capital Resources."

         Interest income on mortgage-backed securities decreased by $184,000, or 3.8%, to $4.6 million for fiscal 2005 compared to $4.8 million for the prior fiscal year, reflecting the combined effects an 11 basis point decrease in the average rate earned on mortgage-backed securities to 3.67% for fiscal 2005 from 3.78% for the prior fiscal year, and a decrease of $1.1 million in the average balance of mortgage-backed securities to $125.6 million for fiscal 2005 compared to $126.8 million for fiscal 2004. The decrease in the average balance of such securities demonstrates Management's commitment to invest proceeds received from increased borrowings and deposits into higher yielding assets.

         Interest income on investment securities decreased by approximately $334,000, or 28.8%, to $827,000 for fiscal 2005 compared to $1.2 million for the prior fiscal year. The decrease in interest income on investment securities reflects a 111 basis point decrease in the average rate earned on investment securities to 2.80% for fiscal 2005 from 3.91% for the prior fiscal year and a decrease of $161,000 in the average balance of investment securities to $29.5 million for fiscal 2005 compared to $29.7 million for fiscal 2004.

          Interest income on federal funds increased $7,000, or 4.2%, to $174,000 for fiscal 2005 compared to $167,000 for the prior fiscal year. The increase is primarily attributable to an 87 basis point increase in the average rate earned on federal funds, partially offset by a $11.5 million decrease in the average balance of federal funds year over year. This large increase in the returns on federal funds was realized as the FRB continually increased the federal funds rate during the entire fiscal year.

INTEREST EXPENSE

         Interest expense increased by $1.1 million, or 12.2%, to $9.8 million for fiscal 2005 compared to $8.7 million for the prior fiscal year. The increase in interest expense reflects an increase of $54.4 million in the average balance of interest-bearing liabilities to $507.2 million in fiscal 2005 from $452.8 million in fiscal 2004 as the total cost of interest-bearing liabilities remained unchanged at 1.92% from year to year. The increase in the average balance of interest-bearing liabilities in fiscal 2005 compared to fiscal 2004 was due to increases in both the average balance of interest-bearing deposits and the average balance of borrowed money.

         Interest expense on deposits increased $806,000, or 17.3%, to $5.5 million for fiscal 2005 compared to $4.6 million for the prior fiscal year. This increase is attributable to a $50.4 million, or 14.6%, increase in the average balance of interest-bearing deposits to $395.3 million for fiscal 2005 compared to $344.8 million for fiscal 2004 and, to a much lesser extent, a 3 basis point increase year over year in the cost of average deposits. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit of $45.2 million, or 27.7%, an increase in the average balance of savings and club accounts of $3.1 million, or 2.4%, and an increase in the average balance of money market accounts of $2.5 million, or 8.92%. The increase in average interest-bearing deposits was achieved largely through deposits generated by the two new branches and two new ATM centers in fiscal 2005. The slight increase in the average rate paid on deposits was principally due to the ascend in the interest rate environment towards the end of fiscal 2005.

         Interest expense on borrowed money increased by $252,000 or 6.2%, to $4.3 million for fiscal 2005 compared to $4.1 million for the prior fiscal year. The increase in interest expense on borrowed money for fiscal 2005 reflects a $8.9 million, or 8.4%, increase in the average balance of borrowed money reflecting the effects of the trust preferred debt securities being outstanding for twelve months in fiscal 2005 as compared to six months in fiscal 2004, the year they were issued. Also contributing to the increase in interest expense is a rise of 11 basis points in the average cost of borrowed money primarily the result of increases in the indexed rate of the trust preferred debt securities which adjust quarterly and has increased in the current interest rate environment.

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

         Net interest income before the provision for loan losses increased $1.3 million, or 7.2%, to $18.8 million for fiscal 2005 compared to $17.5 million for the prior fiscal year. This increase was achieved despite a decline in the return on average interest-earning assets of 14 basis points in fiscal 2005 from fiscal 2004 while the cost of interest-bearing liabilities used to fund interest-earning assets remained unchanged from year to year. The result was a 14 basis point decrease in the interest rate spread to 3.26% for fiscal 2005 compared to 3.40% for the prior fiscal year. The net interest margin also decreased to 3.41% for fiscal 2005 compared to 3.56% for fiscal 2004.

PROVISION FOR LOAN LOSSES

         During fiscal 2005 no provision was recorded for loan losses. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and trends in the local and national economy and trends in the real estate market.

         During fiscal 2005, the Bank had net charge-offs of $28,000 compared to $33,000 for fiscal 2004. At March 31, 2005, non-performing loans totaled $998,000 or 0.2% of total loans compared to $2.1 million, or 0.6% of total loans, at March 31, 2004. At March 31, 2005, the Bank's allowance for loan losses was $4.1 million, substantially unchanged from the allowance at March 31, 2004, resulting in a ratio of the allowance to non-performing loans of 410.7% at March 31, 2005 compared to 194.3% at March 31, 2004, and a ratio of allowance for possible loan losses to total loans of 0.96% and 1.16% at March 31, 2005 and March 31, 2004, respectively. The Bank believes its reported allowance for loan loss at March 31, 2005 is adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Item 1--Business--General Description of Business--Asset Quality" and Note 1 of Notes to the Consolidated Financial Statements.

NON-INTEREST INCOME

         Non-interest income is comprised of loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and certain other miscellaneous non-interest income. Non-interest income decreased $1.2 million, or 22.8%, to $4.1 million for fiscal 2005 compared to $5.3 million for fiscal 2004. The decrease is primarily due a $1.5 million impairment charge taken on the IFSB stock held in our available for sale portfolio. Additionally, with the slow down in loan refinancing activity, lower loan prepayment penalty income resulted in a decline in loan fees and service charges of $739,000. Further, other non-interest income declined $373,000 when compared to the same period last fiscal year when a recovery of $558,000 was recorded as income in recognition of previously unrecognized mortgage loan income. Offsetting these reductions to non-interest income are income from the receipt of a net $1.1 million Community Development Financial Institutions grant from the Department of Treasury, an increase of $287,000 in depository fees and charges from additional depositors of our new branches and ATMs, and a $63,000 gain from securities sale.

NON-INTEREST EXPENSE

         Non-interest expense increased by $3.2 million, or 20.8%, to $18.7 million for fiscal 2005 compared to $15.5 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $1.9 million in salaries and employee benefits as a result of additions to staff from the branch expansion, severance and related costs of $355,000 and increased costs of benefits plans. Net occupancy and equipment expenses increased $514,000 and $122,000, respectively, mainly as a result of opening the new branches and ATMs. Additionally, this fiscal year recorded a charge of $847,000 for merger and acquisition expenses related to the attempted acquisition of IFSB. These increases in non-interest expenses were slightly offset by a year over year $141,000 decrease in other non-interest expense primarily the net result of lower consulting, FDIC deposit assessment and loan related expenses Offset by higher advertising, telephone and retail related expenses.

INCOME TAX EXPENSE

         Income tax expense was approximately $1.5 million for fiscal 2005, a decline of $975,000 or 39.1%, decrease from $2.5 million for fiscal 2004 due to a reduction in the Company's net income before taxes. The effective tax rate in fiscal 2005 was 36.4%, compared to 34.0% for fiscal 2004.

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

         Interest expense on borrowed money increased by $828,000, or 25.7%, to $4.1 million for fiscal 2004 compared to $3.2 million for the prior fiscal year. The increase in interest expense on borrowed money for fiscal 2004 reflects a $25.5 million increase in the average balance of borrowed money, of which $6.9 million resulted from the issuance of trust preferred debt securities, partially offset by a decrease of 18 basis points in the average cost of borrowed money. The decrease in average cost of borrowings was due to the continued declining interest rate environment experienced during fiscal 2004.

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

PROVISION FOR LOAN LOSSES

         During fiscal 2004 no provision was recorded for loan losses as management considered that the allowance for loan losses was an appropriate level to absorb probable losses inherent in the existing loan portfolio.

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

NON-INTEREST EXPENSE

         Non-interest expense increased by $776,000, or 5.3%, to $15.5 million for fiscal 2004 compared to $14.7 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $813,000 in salaries and employee benefits and $58,000 in net occupancy and equipment expenses, slightly offset by a decrease of $95,000 in other non-interest expense. The increase in salaries and employee benefits was primarily attributable to annual salary increases, new hires and the increased costs of benefit plans. Net occupancy expenses increased primarily from new and upgraded 24/7 ATM centers and the Bank's Jamaica Center branch.

INCOME TAX EXPENSE

         Income tax expense was approximately $2.5 million for fiscal 2004, a $540,000, or 17.8%, decrease from $3.0 million for fiscal 2003 due to a reduction in the Company's tax rate following the establishment of a REIT. The effective tax rate in fiscal 2004 was 34.0% compared to 44.2% in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measure of the Bank's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover its ongoing operating expenses. The Company's primary sources of funds are deposits, borrowed funds, principal and interest payments on loans, mortgage-backed securities and investment securities and fee income. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

         Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to further meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of March 31, 2005.

         Congress eliminated the statutory liquidity requirement which required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank's primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy. The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At March 31, 2005 and 2004, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $30.2 million and $28.7 million, respectively.

         The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity, which has resulted in a lag in redeploying lower yielding federal funds into higher yielding mortgage loans, which has had a negative impact on the Company's net interest margin and net interest income. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products to variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity. During fiscal 2003, the federal funds rate was again lowered on three separate occasions a total of 125 basis points. During fiscal 2004 the federal funds rate remained unchanged. In fiscal 2005 the federal funds rate increased seven separate times resulting in a total increase in the federal funds rate of 175 basis points. While the Bank experienced increases in loan and securities repayments over the last two fiscal years primarily as a result of the increase in mortgage loan refinancing activity caused by the lower interest rate environment, fiscal 2005 recognized a leveling of these prepayments as rates begin to climb.

         The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2005, cash and cash equivalents decreased by $2.4 million. Net cash used in operating activities was $5.0 million, representing primarily cash used for other assets and the satisfaction of other liabilities offset by cash from operations. Net cash used in investing activities was $86.3 million, which was primarily the result of purchases of loans and securities, originations of loans and purchase of equipment partially offset by repayments and maturities of loans and securities and loan sales. Net cash provided by financing activities was $88.9 million, reflecting primarily net increases in deposits and borrowings from the FHLB-NY partially offset by repurchases of Carver common stock and stock dividend payments.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending commitments.
    Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. The Bank has outstanding commitments and contractual obligations as follows:

                                                                March 31,
                                                           ---------------------
                                                            2005          2004
                                                           -------       -------
                                                               (In thousands)
Commitments to originate mortgage loans                    $44,129       $71,114
Commitments to originate commercial and
  consumer loans                                               515         2,844
Letters of credit                                            1,908         1,908
                                                           -------       -------
        Total                                              $46,552       $75,866
                                                           =======       =======

The following table presents the Bank's contractual obligations at March 31, 2005.

                                                                   Payments due by period
                                               ----------------------------------------------------------
                  Contractual                              Less than     1 - 3       3 - 5     More than
                  Obligations                     Total      1 year      years       years      5 years
---------------------------------------------  ----------  ----------  ----------  ----------  ----------
                                                       (In Thousands)
Long term debt obligations:
  FHLB advances                                $  102,500  $   34,840  $   52,334  $   15,107  $      219
  Guaranteed preferred beneficial interest in
    junior subordinated debentures                 12,799                              12,799
                                               ----------  ----------  ----------  ----------  ----------
      Total long term debt obligations            115,299      34,840      52,334      27,906         219

Operating lease obligations:
  Lease obligations for rental properties           4,300         630       1,092       1,167       1,411
                                               ----------  ----------  ----------  ----------  ----------
Total contractual obligations                  $  119,599  $   35,470  $   53,426  $   29,073  $    1,630
                                               ==========  ==========  ==========  ==========  ==========


REGULATORY CAPITAL POSITION

         The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Item 1--Regulation and Supervision--Federal Banking Regulation--Capital Requirements."

         The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2005, the Bank had tangible, core, and total risk-based capital ratios of 9.2%, 9.2% and 15.6%, respectively and was considered well capitalized.

         The following table reconciles the Bank's stockholders' equity at March 31, 2005 under GAAP to regulatory capital requirements.

                                                                 REGULATORY CAPITAL REQUIREMENTS
                                                          ----------------------------------------------
                                                             GAAP      TANGIBLE    LEVERAGE   RISK-BASED
                                                            CAPITAL    CAPITAL      CAPITAL    CAPITAL
                                                          ----------  ----------  ----------  ----------
                                                                        (IN THOUSANDS)

Stockholders' Equity at March 31, 2005 (1)                $   57,449  $   57,449  $   57,449  $   57,449

Add:
   General valuation allowances                                               --          --       4,097
Deduct:
   Unrealized loss on securities available-for-sale, net                     235         235         235
   Goodwill and qualifying intangible assets                                  --          --          --
                                                                      ----------  ----------  ----------
Regulatory Capital                                                        57,684      57,684      61,781
Minimum Capital requirement                                                9,404      25,078      31,670
                                                                      ----------  ----------  ----------
Regulatory Capital Excess                                             $   48,280  $   32,606  $   30,111
                                                                      ==========  ==========  ==========

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

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                             LETTERHEAD OF KPMG LLP


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



KPMG  LLP
New York, New York
June 24, 2005

                               MANAGEMENT'S REPORT

       Management of Carver Bancorp is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and other information presented in this annual report. The consolidated financial statements have been prepared in conformity with GAAP and, where necessary, are based on management's best estimates and judgment. Other financial information contained elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

       Management maintains accounting systems and internal controls to meet its responsibilities for reliable consolidated financial statements. There are inherent limitations in the effectiveness of internal controls, including the possibility of circumvention or overriding of controls. Furthermore, because of changes in conditions, the effectiveness of internal controls may vary over time. These systems and controls are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. An internal audit function is maintained to continually evaluate the adequacy and effectiveness of such internal controls, policies and procedures.

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

       The Board fulfills its oversight role for the financial statements through the Finance and Audit Committee, which is composed entirely of outside directors. The Finance and Audit Committee meet regularly with management, the internal auditors, and the independent auditors, to discuss internal controls and accounting, auditing and financial reporting matters. The Finance and Audit Committee reviews and approves the scope of internal and external audits, as well as recommendations made with respect to internal controls by the independent and internal auditors and the various regulatory agencies. KPMG LLP and the internal auditors meet with the Finance and Audit Committee with and without management present.

       Management assessed the Company's system of internal control over financial reporting as of March 31, 2005 based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of March 31, 2005, the Company's system of internal controls over financial reporting met those criteria.


/S/ DEBORAH C. WRIGHT              /S/ WILLIAM C. GRAY
---------------------              -------------------
Deborah C. Wright                  William C. Gray
Chairman, President                Senior Vice President and
 and Chief Executive Officer         Chief Financial Officer

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                               2005        2004
                                                                                             ---------   ---------
ASSETS:
    Cash and cash equivalents:
    Cash and due from banks                                                                  $  13,020   $  11,574
    Federal Funds sold                                                                           6,800       8,200
    Interest Earning Deposits                                                                      600       3,000
                                                                                             ---------   ---------
         Total cash and cash equivalents                                                        20,420      22,774
                                                                                             ---------   ---------
Securities:
     Available-for-sale, at fair value (including pledged as collateral
        of $112,503 at March 31, 2005 and $82,325 at March 31, 2004 )                          118,033      96,403
     Held-to-maturity, at amortized cost (including pledged as collateral of $30,900 at March 31, 2005 and $42,189 at March 31, 2004;
       fair value of $31,310 at March 31, 2005 and $43,794 at March 31, 2004 )                  31,302      43,474
                                                                                             ---------   ---------
          Total securities                                                                     149,335     139,877
                                                                                             ---------   ---------
Loans receivable:
     Real estate mortgage loans                                                                424,387     350,015
     Consumer and commercial business loans                                                      1,697       6,010
     Allowance for loan losses                                                                  (4,097)     (4,125)
                                                                                             ---------   ---------
          Total loans receivable, net                                                          421,987     351,900
Office properties and equipment, net                                                            13,658      11,682
Federal Home Loan Bank of New York stock, at cost                                                5,125       4,576
Accrued interest receivable                                                                      2,702       2,489
Other assets                                                                                    13,150       5,532
                                                                                             ---------   ---------
          Total assets                                                                       $ 626,377   $ 538,830
                                                                                             =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                                $ 453,454   $ 373,665
     Advances from the Federal Home Loan Bank of New York and other borrowed
       money                                                                                   115,299     104,282
     Other liabilities                                                                          11,823      16,238
                                                                                             ---------   ---------
          Total liabilities                                                                    580,576     494,185
                                                                                             ---------   ---------
Stockholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000 shares authorized;
        0 issued and outstanding at March 31, 2005 and 100,000 issued and
        outstanding at March 31, 2004)                                                              --           1
     Common stock (par value $0.01 per share: 10,000,000 shares authorized;
        2,524,691 and 2,316,358 shares issued at March 31, 2005 and March 31,
        2004, respectively; 2,501,338
        and 2,285,267 outstanding at March 31, 2005 and March 31, 2004,
        respectively)                                                                               25          23
     Additional paid-in capital                                                                 23,937      23,882
     Retained earnings                                                                          22,748      20,892
     Unamortized awards of common stock under ESOP and management recognition plan ("MRP")        (254)        (21)
     Treasury stock, at cost (23,353 shares at March 31, 2005 and 31,091 at March 31, 2004)       (420)       (390)
     Accumulated other comprehensive (loss) income                                                (235)        258
                                                                                             ---------   ---------
          Total stockholders' equity                                                            45,801      44,645
                                                                                             ---------   ---------
     Total liabilities and stockholders' equity                                              $ 626,377   $ 538,830
                                                                                             =========   =========

See accompanying notes to consolidated financial statements.

                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                          -----------------------------------
                                                             2005         2004       2003
                                                          ----------   ----------  ----------
Interest income:
   Loans                                                  $   22,940   $   20,117  $   21,194
   Mortgage-backed securities                                  4,605        4,789       4,282
   Investment securities                                         827        1,161       1,614
   Federal funds sold                                            174          167         300
                                                          ----------   ----------  ----------
     Total interest income                                    28,546       26,234      27,390
                                                          ----------   ----------  ----------

Interest expense:
   Deposits                                                    5,455        4,649       5,760
   Advances and other borrowed money                           4,303        4,051       3,223
                                                          ----------   ----------  ----------
     Total interest expense                                    9,758        8,700       8,983
                                                          ----------   ----------  ----------

     Net interest income                                      18,788       17,534      18,407

Provision for loan losses                                         --           --          --
                                                          ----------   ----------  ----------
     Net interest income after provision for loan losses      18,788       17,534      18,407
                                                          ----------   ----------  ----------

Non-interest income:
   Depository fees and charges                                 2,212        1,925       1,813
   Loan fees and service charges                               1,868        2,607       1,341
   Gain on sale of investment securities                          94           31          --
   Impairment of securities                                   (1,547)          --          --
   Gain on sale of loans                                          84          116          --
   Gain on sale of fixed assets                                   --            2          --
   Grant income                                                1,140           --          --
   Other                                                         224          597           7
                                                          ----------   ----------  ----------
      Total non-interest income                                4,075        5,278       3,161
                                                          ----------   ----------  ----------

Non-interest expense:
   Compensation and benefits                                   9,461        7,587       6,774
   Net occupancy expense                                       1,957        1,443       1,261
   Equipment                                                   1,608        1,486       1,610
   Other                                                       5,670        4,964       5,059
                                                          ----------   ----------  ----------
      Total non-interest expense                              18,696       15,480      14,704
                                                          ----------   ----------  ----------

      Income before income taxes                               4,167        7,332       6,864
Income taxes                                                   1,518        2,493       3,033
                                                          ----------   ----------  ----------
      Net income                                          $    2,649   $    4,839  $    3,831
                                                          ==========   ==========  ==========

Dividends applicable to preferred stock                   $      114   $      197  $      197

      Net income available to common stockholders         $    2,535   $    4,642  $    3,634
                                                          ==========   ==========  ==========

Earnings per common share:
       Basic                                              $     1.06   $     2.03  $     1.59
                                                          ==========   ==========  ==========
       Diluted                                            $     1.03   $     1.87  $     1.52
                                                          ==========   ==========  ==========

See accompanying notes to consolidated financial statements.


                                                  CARVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                               (IN THOUSANDS)
                                                                                                                      COMMON
                                                          ADDITIONAL                               ACCUMULATED         STOCK
                                 PREFERRED     COMMON      PAID-IN       RETAINED      TREASURY       OTHER         ACQUIRED BY
                                   STOCK       STOCK       CAPITAL       EARNINGS       STOCK      INCOME (LOSS)        ESOP
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
BALANCE - MARCH 31, 2002         $        1    $     23   $    23,756   $     13,194   $    (138)  $           116   $     (152)
Comprehensive income:
Net income                                -           -             -          3,831           -                 -            -
Change in net unrealized gain
on available-for-sale
securities, net of taxes                  -           -             -              -           -               634            -
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
Comprehensive income, net of
taxes:
Dividends paid                            -           -             -           (313)          -                 -            -
Purchase of treasury stock                -           -             5              -         (52)                -            -
Allocation of ESOP Stock                  -           -            20              -           -                 -          152
Purchase of shares for MRP                -           -             -              -           -                 -            -
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
BALANCE - MARCH 31, 2003                  1          23        23,781         16,712        (190)              750            -
Comprehensive income :
Net income                                -           -             -          4,839           -                 -            -
Change in net unrealized gain
on available-for-sale
securities, net of taxes                  -           -             -              -           -              (492)           -
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
Comprehensive income, net of
taxes:
Dividends paid                            -           -             -           (659)          -                 -            -
Treasury stock activity                   -           -            82              -        (200)                -            -
Allocation of ESOP Stock                  -           -             -              -           -                 -            -
Purchase of shares for MRP                -           -            19              -           -                 -            -
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
BALANCE--MARCH 31, 2004                   1          23        23,882         20,892        (390)              258            -
Comprehensive income :
Net income                                -           -                        2,649           -                 -            -
Change in net unrealized gain
on available-for-sale
securities, net of taxes                  -           -             -              -           -              (493)           -
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
Comprehensive income, net of
taxes:
Dividends paid                            -           -             -           (793)          -                 -            -
Preferred stock redemption               (1)          2             -
Treasury stock activity                   -           -            55              -         (30)                -            -
Purchase of shares for ESOP               -           -             -              -           -                 -         (126)
Purchase of shares for MRP                -           -             -              -           -                 -            -
                                ------------  ---------- ------------- -------------- ----------- ----------------- ------------
BALANCE--MARCH 31, 2005          $        -    $     25    -   23,937   $     22,748   $    (420)  $          (235)  $     (126)
                                ============  ========== ============= ============== =========== ================= ============

                                  COMMON
                                   STOCK
                                ACQUIRED BY   TOTAL STOCK-
                                    MRP     HOLDERS' EQUITY
                                ----------- ---------------
BALANCE - MARCH 31, 2002         $     (58)  $      36,742
Comprehensive income:
Net income                               -           3,831
Change in net unrealized gain
on available-for-sale
securities, net of taxes                 -             634
                                ----------- ---------------
Comprehensive income, net of
taxes:                                               4,465
Dividends paid                           -            (313)
Purchase of treasury stock               -             (47)
Allocation of ESOP Stock                 -             172
Purchase of shares for MRP              54              54
                                ----------- ---------------
BALANCE - MARCH 31, 2003                (4)         41,073
Comprehensive income :
Net income                               -           4,839
Change in net unrealized gain
on available-for-sale
securities, net of taxes                 -            (492)
                                ----------- ---------------
Comprehensive income, net of
taxes:                                               4,347
Dividends paid                           -            (659)
Treasury stock activity                  -            (118)
Allocation of ESOP Stock                 -               -
Purchase of shares for MRP             (17)              2
                                ----------- ---------------
BALANCE--MARCH 31, 2004                (21)         44,645
Comprehensive income :
Net income                               -           2,649
Change in net unrealized gain
on available-for-sale
securities, net of taxes                 -            (493)
                                ----------- ---------------
Comprehensive income, net of
taxes:                                               2,156
Dividends paid                           -            (793)
Preferred stock redemption                               1
Treasury stock activity                  -              25
Purchase of shares for ESOP              -            (126)
Purchase of shares for MRP            (107)           (107)
                                ----------- ---------------
BALANCE--MARCH 31, 2005          $    (128)  $      45,801
                                =========== ===============


See accompanying notes to consolidated financial statements.

             CARVER BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)

                                                                           Year Ended March 31,
                                                                -------------------------------------------
                                                                    2005          2004            2003
                                                                    ----          ----            ----
Cash flows from operating activities:
  Net income                                                     $     2,649   $      4,839    $     3,831
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                             -              -              -
     ESOP and MRP expense                                                358            128            251
     Depreciation and amortization expense                             1,423          1,146          1,224
     Amortization of intangibles                                           -            178            213
     Other amortization                                                1,502          1,848            481
     Impairment charge on securities                                   1,547              -              -
     Gain from sale of securities                                        (94)           (31)             -
     Gain on sale of loans                                               (84)          (116)             -
   Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable               (213)           857           (542)
       (Increase) decrease in other assets                            (7,618)         4,478         (6,112)
       (Decrease) increase in other liabilities                       (4,452)         3,481           (392)
                                                                ------------- --------------  -------------
          Net cash (used in) provided by  operating activities        (4,982)        16,808         (1,046)
                                                                ------------- --------------  -------------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                              (83,219)       (58,477)       (91,112)
     Held-to-maturity                                                      -        (19,859)        (4,145)
  Proceeds from principal payments, maturities and calls of
    securities:
     Available-for-sale                                               51,383         65,060         28,705
     Held-to-maturity                                                 11,996         12,693          6,578
  Proceeds from sales of available-for-sale securities                 7,288         23,902              -
  Disbursements for loan originations                                (85,801)       (87,140)       (59,595)
  Loans purchased from third parties                                (104,734)       (93,694)       (42,260)
  Principal collections on loans                                     112,602        111,937         96,432
  (Purchase) Redemption of FHLB-NY stock                                (549)           864         (1,677)
  Proceeds from loans sold                                             8,127          9,474          2,453
  Additions to premises and equipment                                 (3,399)        (2,779)        (1,166)
                                                                ------------- --------------  -------------
          Net cash used in investing activities                      (86,306)       (38,019)       (65,787)
                                                                ------------- --------------  -------------
Cash flows from financing activities:
  Net increase in deposits                                            79,789         26,501         22,210
  Net proceeds from (repayment of) FHLB advances and
   other borrowed money                                               10,959        (17,455)        33,345
  Issuance of trust preferred securities, net                              -         12,741              -
  Common stock repurchased                                            (1,021)          (303)          (100)
  Dividends paid                                                        (793)          (659)          (313)
                                                                ------------- --------------  -------------
          Net cash provided by financing activities                   88,934         20,825         55,142
                                                                ------------- --------------  -------------
Net (decrease) in cash and cash equivalents                           (2,354)          (386)       (11,691)
Cash and cash equivalents at beginning of the period                  22,774         23,160         34,851
                                                                ------------- --------------  -------------
Cash and cash equivalents at end of the period                   $    20,420   $     22,774    $    23,160
                                                                ============= ==============  =============

Supplemental information:
Noncash Transfers-
  Securities transferred from available-for-sale to
    held-to-maturity                                             $         -   $               $    22,811
  Change in unrealized gain on valuation of available-
    for-sale investments, net                                           (493)          (492)           634

Cash paid for-
  Interest                                                       $     9,718   $      8,739    $     9,616
  Income taxes                                                         2,395          2,825          3,106
                                                                ============= ==============  =============

See accompanying notes to consolidated financial statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Carver Bancorp, Inc. (on a stand-alone basis, the "Holding Company" or "Registrant"), was incorporated in May 1996 and its principal wholly owned subsidiary is Carver Federal Savings Bank (the "Bank" or "Carver Federal"). Carver Statutory Trust I (the "Trust") is another wholly owned subsidiary of the Holding Company. The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred debt securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. CFSB Realty Corp. and CFSB Credit Corp. are wholly owned subsidiaries of the Bank. CFSB Credit Corp. is currently inactive. The Bank owns a majority interest in Carver Asset Corporation, a real estate investment trust formed in February 2004. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $0.01 per share. On January 11, 2000, the Holding Company sold in a private placement, pursuant to a Securities Purchase Agreement dated January 11, 2000, 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc ("KBW"). On October 15, 2004, both MSDW and KBW elected to convert their Preferred Shares into shares of Holding Company's common stock, thus an additional 208,333 shares of common stock were issued to these parties. See Note 11 of Notes to the Consolidated Financial Statements. Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the "Company" or "Carver."

         Carver Federal's principal business consists of attracting deposit accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has eight branches located throughout the City of New York that primarily serve the communities in which they operate.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Holding Company, Carver Statutory Trust I, the Bank and the Bank's wholly owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp. and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Estimates that are particularly susceptible to significant changes in the near-term relate to prepayment assumptions on mortgage-backed securities and mortgage loans, the determination of the allowance for loan losses and, if applicable, the valuation of real estate owned. Actual results could differ significantly from those estimates.

         Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal had extended mortgages and other credit instruments.

         In addition, the Office of Thrift supervision ("OTS") our regulator, as an integral part of its examination process, periodically reviews Carver Federal's allowance for loan losses and, if applicable, real estate owned valuations. The OTS may require Carver Federal to recognize additions to the allowance for loan losses or additional write downs of real estate owned based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and amounts due from depository institutions and federal funds sold which are generally sold for one-day periods. The amounts due from depository institutions include a non-interest bearing account held at the Federal Reserve Bank ("FRB") where any additional cash reserve required on demand deposits would be maintained. Currently, this reserve requirement is zero since the Bank's vault cash satisfies cash reserve requirements for deposits.

SECURITIES

         The Bank does not have trading securities but does differentiate between held-to-maturity securities and available-for-sale securities. When purchased, securities are classified in either the securities held-to-maturity portfolio or securities available-for-sale portfolio. Securities should be classified held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale demonstrating management's ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors. Available-for-sale securities are reported at fair value. Unrealized holding gains or losses for securities available-for-sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive (loss) income, a component of Stockholders' Equity. Any impairment in the available-for-sale securities deemed other-than-temporary, is written down against the cost basis and charged to earnings. During the twelve month period ended March 31, 2005, Carver recorded a $1.5 million charge to earnings for impairment in available-for-sale securities deemed other-than-temporary on the 150,000 shares of Independence Federal Savings Bank common stock ("IFSB") that it held in portfolio.

         Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

         Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

LOANS RECEIVABLE

         Loans receivable are carried at unpaid principal balances plus unamortized premiums and certain deferred direct loan origination costs, less the allowance for loan losses and deferred loan fees and discounts.

         The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the expected lives of the related loans using methodologies which approximate the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives, adjusted for prepayments when applicable, of the related loans using methodologies which approximate the interest method.

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

                  o An average loss factor, giving effect to historical loss experience over several years and linked to cyclical trends, is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential one- to four-family, multifamily, nonresidential and construction loans and also include consumer and business loans.

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

         The second allocation or loss factor approach to common or homogeneous loans is made by applying the average loss factor based on several years of loss experience to the outstanding balances in each loan category. It gives recognition to the loss experience of acquired businesses, business cycle changes and the real estate components of loans. Since many loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect against loss.

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

CONCENTRATION OF RISK

         The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in the State of New York. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's real estate market conditions.

PREMISES AND EQUIPMENT

         Premises and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:

         Buildings and improvements               10 to 25 years
         Furnishings and equipment                3 to 5 years
         Leasehold improvements                   Lesser of useful life or
                                                  remaining term of lease

         Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

BANK OWNED LIFE INSURANCE

         Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset.

MORTGAGE SERVICING RIGHTS (MSR)

         Mortgage servicing rights ("MSR") on mortgage loans are recognized at the sale of mortgage loans where servicing rights are retained. At recognition, this asset is recorded onto the balance sheet as a non-interest-earning asset. The initial recognition of MSR is based on the fair value of total estimated income from the servicing of these loans. The asset is then amortized over the estimated life of the serviced loans.

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

         Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred. At March 31, 2005, the Bank had no foreclosed real estate, however as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY.

IDENTIFIABLE INTANGIBLE ASSETS

         Carver Federal adopted Statement of Financial Accounting Standards No.142 ("SFAS No. 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS" on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

         Identifiable intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in the purchase of two branch offices. These identifiable intangible assets are amortized using the straight-line method over periods not exceeding the estimated average remaining life of the existing customer deposits acquired. Amortization periods range from 5 to 15 years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

         At March 31, 2005 Carver had no goodwill or identifiable intangible assets on its books.

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

IMPAIRMENT

         The Company annually evaluates long-lived assets, certain identifiable intangibles, deferred cost and goodwill for indication of impairment in value. There was no impairment on these assets for the past three years. When required, asset impairment will be recorded as an expense in the current period.

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

         Carver Federal applies APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for our stock-based Plan under which there is no charge to earnings for stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

         Alternatively, Carver Federal could have accounted for its Stock Option Plan under SFAS 123, under which compensation cost for stock option awards would be calculated and recognized over the service period (generally equal to the vesting period). The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123 for Carver's Stock Option Plan, for the years ended March 31:

                                                                         2005               2004              2003
                                                                    --------------    ---------------   ---------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) available to common shareholders:
    As reported                                                            $2,535             $4,642            $3,634
          Total stock-based employee compensation expense
          determined under fair value based methods for
          all awards, net of related tax effects                             (124)              (158)              (88)
                                                                    --------------    ---------------   ---------------
    Pro forma                                                             $ 2,411            $ 4,484           $ 3,546
                                                                    ==============    ===============   ===============

Basic earnings (loss) per share:
    As reported                                                             $1.06              $2.03             $1.59
    Pro forma                                                                1.01               1.96              1.55

Diluted earnings (loss) per share:
    As reported                                                             $1.03              $1.87             $1.52
    Pro forma                                                                0.98               1.81              1.48

Weighted average number of shares outstanding                           2,381,980          2,283,802         2,290,934

         The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 3.50%, 2.50% and 2.50%, for the relevant fiscal years ended March 31, 2005, 2004 and 2003 ("fiscal 2005", "fiscal 2004" and "fiscal 2003"), respectively; volatility of 35% for fiscal 2005 and 45% fiscal 2004 and 40% fiscal 2003; expected dividend yield was calculated using annual dividends of $0.28 per share for fiscal 2005 and $0.20 for fiscal 2004 and fiscal 2003; and an expected life of seven years for employees and directors option grants.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised) "ACCOUNTING FOR STOCK BASED COMPENSATION, SHARE BASED PAYMENT", ("SFAS 123R") which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Carver Federal will adopt SFAS 123R as of April 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grants-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS 123R, if any, is recognized as of the required effective date. For period before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Management has not yet made a determination on the transition method that will be applied upon adoption of SFAS 123R. However, the impact of adoption regardless of the transition method chosen is expected to be a reduction in net income comparable to that shown in the previous table disclosing 2005 pro forma effects of SFAS 123.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements presented for prior periods have been reclassified to conform to the current year presentation.


NOTE 2.  SECURITIES

The following is a summary of securities at March 31, 2005:

                                                                       GROSS UNREALIZED
                                                                   --------------------------
                                                      AMORTIZED                                ESTIMATED
                                                        COST          GAINS        LOSSES      FAIR-VALUE
                                                    -------------  ------------  ------------  -----------
                                                                        (IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities:
 Pass-through certificates:
  Government National Mortgage Association           $    83,861    $       98    $     (534)   $  83,425
  Federal Home Loan Mortgage Corporation                   3,922            14           (28)       3,908
  Federal National Mortgage Association                    8,247            17          (115)       8,149
                                                    -------------  ------------  ------------  -----------
    Total mortgage-backed securities                      96,030           129          (677)      95,482
Equity Securities                                          1,575             -             -        1,575
U.S. Government Agency Securities                         21,144             -          (168)      20,976
                                                    -------------  ------------  ------------  -----------
    Total available-for-sale                             118,749           129          (845)     118,033
                                                    -------------  ------------  ------------  -----------

HELD-TO-MATURITY:
Mortgage-backed securities:
 Pass-through certificates:
  Government National Mortgage Association                 1,070            59             -        1,129
  Federal Home Loan Mortgage Corporation                  18,779            32           (71)      18,740
  Federal National Mortgage Association                   11,116           110          (120)      11,106
  Small Business Administration                              337             -            (2)         335
                                                    -------------  ------------  ------------  -----------
    Total mortgage-backed securities                      31,302           201          (193)      31,310
U.S. Government Agency Securities                              -             -             -            -
                                                    -------------  ------------  ------------  -----------
    Total held-to-maturity                                31,302           201          (193)      31,310
                                                    -------------  ------------  ------------  -----------
    Total securities                                 $   150,051    $      330    $   (1,038)   $ 149,343
                                                    =============  ============  ============  ===========

The following is a summary of securities at March 31, 2004:

                                                                       GROSS UNREALIZED
                                                                   -------------------------
                                                      AMORTIZED                                ESTIMATED
                                                        COST         GAINS        LOSSES      FAIR VALUE
                                                     ------------  -----------  ------------  ------------
                                                                        (IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association          $   55,703    $     169    $     (360)   $   55,512
    Federal Home Loan Mortgage Corporation                 6,753           52           (93)        6,712
    Federal National Mortgage Association                 12,657           47           (78)       12,626
                                                     ------------  -----------  ------------  ------------
      Total mortgage-backed securities                    75,113          268          (531)       74,850
Equity Securities                                             48           10             -            58
U.S. Government Agency Securities                         21,200          296            (1)       21,495
                                                     ------------  -----------  ------------  ------------
      Total available-for-sale                            96,361          574          (532)       96,403
                                                     ------------  -----------  ------------  ------------

HELD-TO-MATURITY:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association               1,465           96             -         1,561
    Federal Home Loan Mortgage Corporation                21,305          362            (1)       21,666
    Federal National Mortgage Association                 20,386           94          (234)       20,246
    Small Business Administration                            318            3             -           321
                                                     ------------  -----------  ------------  ------------
      Total mortgage-backed securities                    43,474          555          (235)       43,794
U.S. Government Agency Securities                              -            -             -             -
                                                     ------------  -----------  ------------  ------------
      Total held-to-maturity                              43,474          555          (235)       43,794
                                                     ------------  -----------  ------------  ------------
      Total securities                                 $ 139,835      $ 1,129        $ (767)    $ 140,197
                                                     ============  ===========  ============  ============

             The net unrealized loss on available-for-sale securities was $716,000 ($444,000 after taxes) at March 31, 2005 as compared to an unrealized gain of $42,000 ($26,000 after taxes) at March 31, 2004. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management's intention to hold these securities in portfolio until maturity. A related unrealized gain of $468,000 was recorded as a separate component of stockholders' equity and is being amortized over the remaining lives of the securities as an adjustment to yield. As of March 31, 2005 the carrying value of these securities is $17.3 million and a related net unrealized gain of $209,000 (net of amortization) continues to be reported. Changes in unrealized holding gains and losses between fiscal 2005 and fiscal 2004 resulted in an after-tax decrease in stockholders' equity of $493,000. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

           Sales of available-for-sale securities resulted in gross realized gains during fiscal 2005 and fiscal 2004 of $94,000 and $31,000, respectively. There were no sales of securities in fiscal 2003.

           At March 31, 2005 the Bank pledged securities of $34.1 million as collateral for advances from the Federal Home Loan Bank of New York ("FHLB-NY").

            The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2005, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

                                   AMORTIZED         FAIR
                                      COST          VALUE
                                  -------------  -------------
                                        (IN THOUSANDS)

AVAILABLE-FOR-SALE :
Less than one year                    $ 10,369       $ 10,354
One through five years                  12,927         12,793
Five through ten years                   1,839          1,827
After ten years                         93,614         93,059
                                  -------------  -------------
                                     $ 118,749      $ 118,033
                                  =============  =============
HELD-TO-MATURITY:
Less than one year                           -              -
One through five years                      99            102
Five through ten years                       -              -
After ten years                         31,203         31,208
                                  -------------  -------------
                                      $ 31,302       $ 31,310
                                  =============  =============

            The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2005 for less than 12 months and 12 months or longer were as follows:

                                  ----------------------- ----------------------- ------------------------
                                    LESS THAN 12 MONTHS     12 MONTHS OR LONGER             TOTAL
                                  ----------------------- ----------------------- ------------------------
                                  UNREALIZED     FAIR     UNREALIZED     FAIR      UNREALIZED     FAIR
                                    LOSSES      VALUE       LOSSES      VALUE       LOSSES       VALUE
                                  ----------------------- ----------------------- ------------ -----------
                                                              (IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities         $     (225)  $ 42,625   $    (452)  $  27,522   $     (677)  $  70,147
U.S. Government Agency Securities        (168)    20,976           -           -         (168)     20,976
                                  ------------ ---------- ----------- ----------- ------------ -----------
  Total available-for-sale               (393)    63,601        (452)     27,522         (845)     91,123
                                  ------------ ---------- ----------- ----------- ------------ -----------

HELD-TO-MATURITY:
Mortgage-backed securities                 (3)     1,186        (190)     10,475         (193)     11,661
                                  ------------ ---------- ----------- ----------- ------------ -----------
  Total securities                 $     (396)  $ 64,787   $    (642)  $  37,997   $   (1,038)  $ 102,784
                                  ============ ========== =========== =========== ============ ===========

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2004 for less than 12 months and 12 months or longer were as follows:

                                     ------------------------- ------------------------- ------------------------
                                       LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                     ------------------------- ------------------------- ------------------------
                                      Unrealized     Fair       Unrealized     Fair       Unrealized     Fair
                                       Losses        Value       Losses        Value       Losses       Value
                                     ------------ ------------ ------------------------- ------------ -----------
                                                                    (in thousands)
AVAILABLE-FOR-SALE:
Mortgage-backed securities            $     (342)  $   32,035   $     (189)  $   15,220   $     (531)  $  47,255
U.S. Government Agency Securities             (1)       6,394            -            -           (1)      6,394
                                     ------------ ------------ ------------ ------------ ------------ -----------
  Total available-for-sale                  (343)      38,429         (189)      15,220         (532)     53,649
                                     ------------ ------------ ------------ ------------ ------------ -----------

HELD-TO-MATURITY:
Mortgage-backed securities                  (226)      17,951           (9)       1,379         (235)     19,330
                                     ------------ ------------ ------------ ------------ ------------ -----------
  Total securities                    $     (569)  $   56,380   $     (198)  $   16,599   $     (767)  $  72,979
                                     ============ ============ ============ ============ ============ ===========

         A total of 33 securities had an unrealized loss at March 31, 2005. Based on estimated fair value, all the securities in an unrealized loss position were United States government agency-backed securities, which represents 68.8% and 52.1% of total securities at March 31, 2005 and 2004, respectively. The cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of securities will decline, and conversely as interest rates decline, the fair value of securities will increase. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and their high credit quality.


NOTE 3.  LOANS RECEIVABLE, NET

         A summary of loans receivable, net follows:

                                                            MARCH 31,
                                   ---------------------------------------------------------
                                              2005                          2004
                                   ---------------------------    --------------------------
                                      AMOUNT       PERCENT           AMOUNT      PERCENT
                                   ------------- -------------    --------------------------
                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family                 $ 155,797         36.69 %       $ 98,645        27.80 %
  Multifamily                           101,899         23.99          120,252        33.88
  Nonresidential                        116,769         27.49          102,641        28.92
  Construction                           48,579         11.43           27,376         7.71
Consumer and business                     1,697          0.40            6,010         1.69
                                   ------------- -------------    --------------------------
Total gross loans                       424,741        100.00 %        354,924       100.00 %
                                                 =============                 =============

ADD:
Premium on loans                          1,743                          1,264
LESS:
Deferred fees and loan discounts           (400)                          (163)
Allowance for loan Losses                (4,097)                        (4,125)
                                   -------------                  -------------
Total                                 $ 421,987                      $ 351,900
                                   =============                  =============

         At March 31, 2005, 78.6% of the Company's real estate loans receivable were principally secured by properties located in the State of New York.

         The mortgage loan portfolios serviced for Federal National Mortgage Association ("FNMA") are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $17.9 million, $11.7 million and $4.1 million at March 31, 2005, 2004 and 2003, respectively. Custodial escrow balances, maintained in connection with the above-mentioned loan servicing, were approximately $56,000, $40,000 and $16,000 at March 31, 2005, 2004 and 2003, respectively. During the year ended March 31, 2005 the Bank sold $8.0 million in loans with a recognized gain of $84,000, as compared to $9.4 million in loans sold during fiscal 2004 with a $116,000 gain recognized.

         At March 31, 2005 the Bank pledged $144.3 million in total mortgage loans as collateral for borrowings from the FHLB-NY.

         The following is an analysis of the allowance for loan losses:


                                                                    Year ended March 31,
                                                      --------------------------------------------------
                                                           2005             2004             2003
                                                      ---------------  ---------------- ----------------
Balance at beginning of the year                             $ 4,125           $ 4,158          $ 4,128
Provision charged to operations                                    -                 -                -
Recoveries of amounts previously charged-off                      45               292              258
Charge-offs of loans                                             (73)             (325)            (228)

                                                      ---------------  ---------------- ----------------
Balance at ending of the year                                $ 4,097           $ 4,125          $ 4,158
                                                      ===============  ================ ================

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

         At March 31, 2005, 2004 and 2003 the recorded investment in impaired loans was $998,000, $2.1 million and $1.8 million, respectively, all of which represented non-accrual loans. The related allowance for credit losses was approximately $160,000, $317,000 and $195,000 at March 31, 2005, 2004 and 2003,
respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2005, 2004 and 2003 was approximately $1.6 million, $2.0 million and $1.8 million, respectively. For the fiscal years ended March 31, 2005, 2004 and 2003, the Company did not recognize any interest income on these impaired loans. Interest income of $83,000, $185,000 and $173,000, respectively, for the fiscal years ended March 31, 2005, 2004 and 2003 would have been recorded on impaired loans had they performed in accordance with their original contract.

         At March 31, 2005, 2004 and 2003, there were no loans to officers or directors.


NOTE 4.    PREMISES AND EQUIPMENT, NET

         The detail of premises and equipment is as follows:

                                                                                 MARCH 31,
                                                                       -----------------------------
                                                                           2005            2004
                                                                       --------------  -------------
                                                                               (IN THOUSANDS)
              Land                                                          $    415       $    415
              Building and improvements                                        9,195          8,838
              Leasehold improvements                                           3,939          1,976
              Furniture and Equipment                                          7,734          6,655
                                                                       --------------  -------------
                                                                              21,283         17,884
              Less accumulated depreciation and amortization                   7,625          6,202
                                                                       --------------  -------------
                                                                            $ 13,658       $ 11,682
                                                                       ==============  =============

         Depreciation and amortization charged to operations for the fiscal years ended March 31, 2005, 2004 and 2003 amounted to $1.4 million, $1.1 million and $1.2 million, respectively.


NOTE 5. ACCRUED INTEREST RECEIVABLE

           The detail of accrued interest receivable is as follows:

                                                                       MARCH 31,
                                                            -------------------------------
                                                                2005             2004
                                                            --------------   --------------
                                                                     (IN THOUSANDS)
Loans receivable                                                  $ 1,895          $ 1,683
Mortgage-backed securities                                            576              580
Investments and other interest bearing assets                         231              226
                                                            --------------   --------------
Total accrued interest receivable                                 $ 2,702          $ 2,489
                                                            ==============   ==============


NOTE 6.  DEPOSITS

         Deposit balances and weighted average stated interest rates at March 31 follow:

                                                    2005                                          2004
                                ------------------------------------------    -----------------------------------------
                                              PERCENT OF                                    PERCENT OF
                                                TOTAL           WEIGHTED                      TOTAL          WEIGHTED
                                   AMOUNT      DEPOSITS       AVERAGE RATE      AMOUNT       DEPOSITS      AVERAGE RATE
                                ------------- -------------   ------------    ------------- ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Non-interest -bearing demand     $    25,570           5.6 %            - %    $    20,966          5.6 %            - %
NOW demand                            24,095           5.3           0.30           22,671          6.0           0.30
Savings and clubs                    137,810          30.4           0.62          131,120         35.1           0.60
Money Market savings                  36,294           8.0           1.34           30,842          8.3           0.74
Certificates of deposit              229,685          50.7           2.30          168,066         45.0           1.97
                                ------------- -------------   ------------    ------------- ------------   ------------
Total                            $   453,454         100.0 %         1.48 %    $   373,665        100.0 %         1.18 %
                                ============= =============                   ============= ============

         Scheduled maturities of certificates of deposit follow:

                                                       MARCH 31,
                                              -----------------------------
                                                  2005            2004
                                              -------------   -------------
                                                     (IN THOUSANDS)
Certificates of deposit by remaining
term to contractual maturity:
     Within one year                             $ 186,585       $ 127,739
     After one but within two years                 13,412          15,817
     After two but within three years                8,512           6,573
     After three years                              21,176          17,937
                                              -------------   -------------
                 Total                           $ 229,685       $ 168,066
                                              =============   =============

         The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $161.7 million at March 31, 2005 compared to $104.3 million at March 31, 2004.

         Interest expense on deposits for the years ended March 31 follows:

                                             2005           2004           2003
                                         -------------  -------------  -------------
                                                       (IN THOUSANDS)
NOW demand                                       $ 69           $ 85          $ 131
Savings and clubs                                 811          1,000          1,477
Money market savings                              302            235            189
Certificates of deposit                         4,258          3,316          3,975
                                         -------------  -------------  -------------
                                                5,440          4,636          5,772
Mortgagors deposits                                25             24              -
Penalty for early withdrawal of
  certificates of deposit                         (10)           (11)           (12)
                                         -------------  -------------  -------------
    Total interest expense                    $ 5,455        $ 4,649        $ 5,760
                                         =============  =============  =============


NOTE 7.  BORROWED MONEY

         FEDERAL HOME LOAN BANK ADVANCES. FHLB-NY advances and weighted average interest rates by remaining period to maturity at March 31 follow:

                                      2005                            2004
                            ---------------------------     ---------------------------
                                              (DOLLARS IN THOUSANDS)
      MATURING
     YEAR ENDED               WEIGHTED                        WEIGHTED
      MARCH 31,              AVERAGE RATE     AMOUNT         AVERAGE RATE     AMOUNT
----------------------      -------------   -----------     ---------------------------
        2005                           - %   $       -              4.05 %   $  26,000
        2006                        3.41        34,840              3.46        32,840
        2007                        4.21        36,134              4.42        28,134
        2008                        3.65        16,200              3.49         3,300
        2009                        3.78        15,107              2.86         1,000
        2012                        3.50           219              3.50           242
                            -------------   -----------     -------------   -----------
                                    3.78 %   $ 102,500              3.92 %   $  91,516
                            =============   ===========     =============   ===========

         As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $156.6 million at March 31, 2005. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2005, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $5.1 million and a blanket assignment of the Bank's unpledged qualifying mortgage loans of $144.3 million and mortgage-backed and investment securities of $34.1 million. Included in the total assets held at the FHLB-NY as collateral for borrowings is excess borrowing capacity of $60.9 million.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. In securities sold under agreements to repurchase, the Bank borrows funds through the transfer of debt securities to the FHLB-NY, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. At March 31, 2005 and 2004 there were no securities sold under agreements to repurchase outstanding.

         SUBORDINATED DEBT SECURITIES. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. At March 31, 2005 and 2004 the rate paid on these trust preferred debt securities was 6.08% and 4.16%, respectively.

         The following table sets forth certain information regarding Carver Federal's borrowings at the dates and for the periods indicated:

                                                                                           AT OR FOR THE YEAR ENDED
                                                                                                   MARCH 31,
                                                                                        --------------------------------
                                                                                            2005               2004
                                                                                        -------------      -------------
                                                                                            (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of period:
  FHLB-NY advances                                                                         $ 102,500           $ 91,516
  Guaranteed preferred beneficial interest in junior subordinated debentures                  12,799             12,741
  Loan for employee stock ownership plan                                                           -                 25

Rate paid at period end:
  FHLB-NY advances                                                                             3.78%              3.92%
  Guaranteed preferred beneficial interest in junior subordinated debentures                   6.08%              4.16%
  Loan for employee stock ownership plan                                                           -              4.00%

Maximum amount of borrowing outstanding at any month end:
  FHLB-NY advances                                                                         $ 112,506          $ 112,030
  Guaranteed preferred beneficial interest in junior subordinated debentures                  12,799             12,742
  Loan for employee stock ownership plan                                                          25                207

Approximate average amounts outstanding for period:
  FHLB-NY advances                                                                          $ 97,013           $ 99,359
  Guaranteed preferred beneficial interest in junior subordinated debentures                  12,768              6,854
  Loan for employee stock ownership plan                                                           6                137

Approximate weighted average rate paid during period (1):
  FHLB-NY advances                                                                             3.71%              3.74%
  Guaranteed preferred beneficial interest in junior subordinated debentures                   5.49%              4.78%
  Loan for employee stock ownership plan                                                       3.86%              4.07%

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.


NOTE 8. INCOME TAXES

         The components of income tax expense for the years ended March 31 are as follows:

                                                           2005           2004            2003
                                                       -------------  -------------   -------------
                                                                     (IN THOUSANDS)
Federal income tax expense (benefit):
    Current                                             $     1,978    $     1,634     $     4,200
    Deferred                                                   (782)           427          (1,626)
                                                       -------------  -------------   -------------
                                                              1,196          2,061           2,574
                                                       -------------  -------------   -------------
State and local income tax expense (benefit):
    Current                                                     418            342           1,104
    Deferred                                                    (96)            90            (645)
                                                       -------------  -------------   -------------
                                                                322            432             459
                                                       -------------  -------------   -------------

Valuation allowance                                               -              -               -

Total provision for income tax                          $   $ 1,518    $     2,493     $     3,033
                                                       =============  =============   =============

         The reconciliation of the expected federal income tax rate to the consolidated effective tax rate for fiscal years ended March 31 follows:

                                                                 2005                     2004                       2003
                                                         ----------------------   ----------------------    -----------------------
                                                           AMOUNT     PERCENT       AMOUNT     PERCENT         AMOUNT     PERCENT
                                                         -----------  ---------   ------------ ---------    ------------- ---------
                                                                                     (IN THOUSANDS)
Statutory Federal income tax                              $   1,417       34.0 %   $    2,493      34.0 %    $     2,334      34.0 %
State and local income taxes, net of Federal tax benefit        213        5.1            285       3.9              303       4.4
Change in valuation allowance                                     -          -              -         -                -         -
Other                                                          (112)      (2.7)          (285)     (3.9)             396       5.8
                                                         -----------  ---------   ------------ ---------    ------------- ---------

Total income tax expense                                  $   1,518       36.4 %   $    2,493      34.0 %    $     3,033      44.2 %
                                                         ===========  =========   ============ =========    ============= =========

         Carver Federal's stockholders' equity includes approximately $2.8 million at each of March 31, 2005, 2004 and 2003, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

         Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 of the years indicated follow:

                                                             2005         2004
                                                          -----------  -----------
                                                               (IN THOUSANDS)
Deferred tax assets
    Income from affiliate                                  $   1,873    $   1,943
    Allowance for loan losses                                  1,393        1,414
    Deferred loan fees                                           137           52
    Compensation and benefit plans                               384          100
    Reserves for losses on other assets                           32           20
    Non-accrual loan interest                                    274          242
    Investment securities impairment                             588            -
                                                          -----------  -----------

        Total deferred tax assets before valuation
          allowance                                            4,681        3,771
        Valuation allowance                                        -            -
                                                          -----------  -----------
        Total deferred tax assets                              4,681        3,771
                                                          -----------  -----------

Deferred tax liabilities
    Unrealized (loss) gain on available-for-sale
      securities                                                (144)         159
    Depreciation                                                 428          393
                                                          -----------  -----------
        Total deferred tax liabilities                           284          552
                                                          -----------  -----------

Net deferred tax assets                                    $   4,397    $   3,219
                                                          ===========  ===========

         A valuation allowance against the deferred tax assets at March 31, 2005 and 2004 was not established since it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset.


NOTE 9. EARNINGS PER COMMON SHARE

         The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

                                                                                     YEAR ENDED MARCH 31,
                                                                          --------------------------------------------
                                                                              2005           2004            2003
                                                                          -------------  -------------   -------------
                                                                                         (IN THOUSANDS)
Net income                                                                     $ 2,649        $ 4,839         $ 3,831
Preferred stock dividends                                                         (114)          (197)           (197)
                                                                          -------------  -------------   -------------
Net income - basic                                                               2,535          4,642           3,634
Impact of conversion/potential conversion of convertible preferred stock
to common stock                                                                    114            197             197
                                                                          -------------  -------------   -------------
Net income - diluted                                                           $ 2,649        $ 4,839         $ 3,831
                                                                          =============  =============   =============

Weighted average common shares outstanding - basic                               2,382          2,284           2,291
Effect of dilutive securities convertible preferred stock and options              197            305             235
                                                                          -------------  -------------   -------------
Weighted average common shares outstanding - diluted                             2,579          2,589           2,526
                                                                          =============  =============   =============


NOTE 10. STOCKHOLDERS' EQUITY

         CONVERSION AND STOCK OFFERING. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock (par value $0.01) at a price of $10 per share resulting in net proceeds of $21.5 million. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $2.1 million (unaudited) at both March 31, 2005 and 2004, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Holding Company's common stock were issued in exchange for each outstanding share of Bank common stock. The Bank is not permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or
(ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

         CONVERTIBLE PREFERRED STOCK. On January 11, 2000, the Holding Company sold in a private placement, pursuant to a Securities Purchase Agreement, dated January 11, 2000, 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). In addition, Carver Federal entered into a Registration Rights Agreement, dated January 11, 2000, with MSDW and Provender. The gross proceeds from the private placement were $2.5 million. On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc.

         The Series A Preferred Stock and Series B Preferred Stock (collectively the "Preferred Stock") accrued annual dividends at $1.97 per share. Dividends were paid semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock was convertible at the option of the holder, at any time, into
2.08333 shares of Carver Federal's Common Stock, subject to certain antidilution adjustments. The Holding Company had the option to redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver Federal, whether voluntary or involuntary, the holders of the shares of Preferred Stock would be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock would be entitled to one vote for each share of Common Stock into which the Preferred Stock would be converted. On September 15, 2004, the Holding Company issued a press release and mailed a Notice of Redemption and a related Letter of Transmittal to the holders of the Preferred Stock, stating that it would redeem all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock. The Preferred Stock shares were to be redeemed on October 15, 2004 ("Redemption Date") at a redemption price of $26.97 per share plus $0.65 in accrued and unpaid dividends to, but excluding, the Redemption Date for an aggregate redemption price of $27.62 per Preferred Share. Dividends on the Preferred Shares would have ceased to accrue on the Redemption Date. On October 15, 2004 the holders of all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock, elected, prior to the Redemption Date, pursuant to the Certificate of Designations, Preferences and Rights of the Preferred Shares, to convert their Preferred Shares into shares of Carver's common stock, par value $0.01 (the "Common Stock"). Upon conversion of their Preferred Shares, the holders were issued an aggregate of 208,333 shares of Common Stock.

         Subsequent to the conversion of the Preferred Stock, the Holding Company has a recorded 2,524,691 shares of common stock issued.

         REGULATORY CAPITAL. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2005 and 2004, the Bank exceeded all of its regulatory capital requirements.

         The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 2005 and 2004 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

                                                          MINIMUM CAPITAL     CLASSIFICATION AS
                                      BANK ACTUAL              ADEQUACY       WELL CAPITALIZED
                                   ------------------   --------------------  ------------------
                                    AMOUNT     RATIO       AMOUNT     RATIO     AMOUNT   RATIO
                                   ---------- -------   ------------ -------  --------- --------
                                                       (DOLLARS IN THOUSANDS)
March 31, 2005
--------------
Tangible capital                    $ 57,684     9.2 %     $ 9,404      1.5 %      N/A      N/A %
Leverage capital                      57,684     9.2        25,078      4.0     31,348      5.0
Risk-based capital:
      Tier 1                        $ 57,684    14.6      $ 15,877      4.0   $ 23,753      6.0
      Total                           61,781    15.6        31,670      8.0     39,587     10.0

March 31, 2004
--------------
Tangible capital                    $ 57,191    10.6 %     $ 8,082      1.5 %      N/A      N/A %
Leverage capital                      57,191    10.6        21,553      4.0     26,941      5.0
Risk-based capital:
      Tier 1                        $ 57,191    16.5      $ 13,863      4.0   $ 20,794      6.0
      Total                           61,316    17.7        27,726      8.0     34,657     10.0

         The following table reconciles the Bank's stockholders' equity at March 31, 2005, in accordance with accounting principles generally accepted in the U.S. to regulatory capital requirements:

                                                                                 REGULATORY CAPITAL REQUIREMENTS
                                                                --------------------------------------------------------------
                                                                    GAAP           TANGIBLE        LEVERAGE       RISK-BASED
                                                                   CAPITAL         CAPITAL         CAPITAL         CAPITAL
                                                                --------------  --------------  --------------  --------------
                                                                                        (IN THOUSANDS)
Stockholders' Equity at March 31, 2005 (1)                           $ 57,449        $ 57,449        $ 57,449        $ 57,449

Add:
   General valuation allowances                                                             -               -           4,097
Deduct:
   Unrealized loss on securities available-for-sale, net                                  235             235             235
                                                                                --------------  --------------  --------------
Regulatory Capital                                                                     57,684          57,684          61,781
Minimum Capital requirement                                                             9,404          25,078          31,670
                                                                                --------------  --------------  --------------
Regulatory Capital Excess                                                            $ 48,280        $ 32,606        $ 30,111
                                                                                ==============  ==============  ==============

(1) Reflects Bank only.

         COMPREHENSIVE INCOME. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. The Holding Company has reported its comprehensive income for fiscal 2005 and 2004 in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income. Carver Federal's other comprehensive income or loss (other than net income or loss) is attributable to unrealized gains and losses on securities which were at March 31, 2005 an unrealized loss of $235,000 and at March 31, 2004 an unrealized gain of $258,000. Included in the amounts at March 31, 2005 and 2004 were unrealized gains of $209,000 and $232,000, respectively, relating to available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity. This unrealized gain is an unrealized gain reported as a separate component of stockholders' equity and is amortized over the remaining lives of the securities as an adjustment to yield.

NOTE 11. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

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

         The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

                                                                      MARCH 31,
                                                                2005            2004
                                                            -------------  ---------------
                                                                    (IN THOUSANDS)
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year            $ 2,736          $ 2,752
Interest cost                                                        167              172
Actuarial loss                                                       136               43
Benefits paid                                                       (254)            (231)
                                                            -------------  ---------------
Projected benefit obligation at end of year                      $ 2,785          $ 2,736
                                                            =============  ===============

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year                   $ 3,068          $ 2,907
Actual return on plan assets                                         136              392
Benefits paid                                                       (254)            (231)
                                                            -------------  ---------------
Fair value of plan assets at end of year                         $ 2,950          $ 3,068
                                                            =============  ===============

Funded status                                                      $ 165            $ 332
Unrecognized loss / (gain)                                           203              (33)
                                                            -------------  ---------------
Accrued pension cost                                               $ 368            $ 299
                                                            =============  ===============

         Net periodic pension benefit included the following components for the years ended March 31 are:

                                                         2005            2004            2003
                                                     -------------   --------------   ------------
                                                                      (IN THOUSANDS)
Interest cost                                         $       167     $        172     $      178
Expected return on plan assets                               (236)            (223)          (260)
Amortization of:
   Unrecognized (gain)                                          -                -            (19)
                                                     -------------   --------------   ------------
Net periodic pension (benefit)                        $       (69)    $        (51)    $     (101)
                                                     =============   ==============   ============

         Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are:

                                                                          YEAR ENDED MARCH 31,
                                                                 2005             2004             2003
                                                              ------------   ---------------   ------------
Annual salary increase (1)                                           N/A            N/A               N/A
Expected Long-term return on assets                                 8.00%             8.00%          8.00%
Discount rate used in measurement of benefit obligations            6.38%             6.50%          6.50%

(1) The annual salary increase rate is not applicable as the plan is frozen.


         SAVINGS INCENTIVE PLAN. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Pursuant to the plan, Carver may make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee up to 2% of the employee's annual pay, subject to IRS limitations. This non-elective Carver contribution may be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the non-elective Carver contribution, the employee must be 21 years of age, have completed at least one year of service and be employed as of the last day of the plan year, December 31. In addition, Carver matches contributions to the plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the non-elective Carver contribution, if awarded, vests over a five-year period. Total savings incentive plan expenses for the years ended March 31, 2005, 2004 and 2003 were $174,000, $95,000 and $127,000, respectively.

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

                                                                2005         2004
                                                             ------------ ------------
                                                                   (IN THOUSANDS)
Change in projected benefit obligation during the year
Projected benefit obligation at beginning of year             $      169   $      200
Interest cost                                                          9           12
Actuarial (gain)                                                       1            -
Benefits paid                                                        (43)         (43)
                                                             ------------ ------------
    Projected benefit obligation at end of year               $      136   $      169
                                                             ============ ============

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year                $        -   $        -
Employer contributions                                                43           43
Benefits paid                                                        (43)         (43)
                                                             ------------ ------------
Fair value of plan assets at end of year                      $        -   $        -
                                                             ============ ============

Funded Status                                                 $     (136)  $     (169)
Unrecognized (gain)                                                  (16)         (17)
                                                             ------------ ------------
Accrued pension cost                                          $     (152)  $     (186)
                                                             ============ ============

         Net periodic pension cost for the years ended March 31, 2005, 2004 and 2003 included the following:

                                                   2005           2004           2003
                                               -------------   ------------   ------------
                                                             (IN THOUSANDS)
Interest cost                                   $         9     $       12     $       17
                                               -------------   ------------   ------------
Net periodic pension cost                       $         9     $       12     $       17
                                               =============   ============   ============

          The actuarial assumptions used in determining plan benefits include a discount rate of 6.1%, 6.4% and 6.5% for the years ended March 31, 2005, 2004 and 2003, respectively.

         BOLI. The Bank owns one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature. Only officer level employees are covered under this program.

         An initial investment of $8.0 million was made to the BOLI program on September 21, 2004. At March 31, 2005 the Consolidated Statement of Conditions reflects a net cash surrender value of $8.2 million. The related income is reflected in the Consolidated Statement of Operations as a component of other non-interest income.

         MANAGEMENT RECOGNITION PLAN ("MRP"). The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. On March 28, 2005 the plan was amended for all future awards. The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year. Using a performance-accelerated vesting schedule, with return on assets ("ROA") as the performance measure, the vesting period can be accelerated in years three and four if the Bank meets or exceeds the three-year average ROA for its peer group. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. On September 23, 2003, the MRP was amended to increase the number of shares available to 119,431. Pursuant to the MRP, the Bank recognized $158,00, $128,000 and $79,000 as expense for the years ended March 31, 2005, 2004 and 2003, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN. Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,320 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering. The term loan principal was payable over forty equal quarterly installments through September 2004. Interest on the term loan was payable quarterly, initially at a rate of 3.0% over the average federal funds rate. On May 20, 2002, the term loan was modified to provide for interest at a fixed rate of 4.0% per annum. Each year until the loan paid off in June of 2004, the Bank made discretionary contributions to the ESOP, which were equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

         Shares purchased with the loan proceeds were initially pledged as collateral for the term loan. Currently, shares are purchased in the open market in accordance with Carver's common stock repurchase program and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $200,000, $0 and $172,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

         The ESOP shares at March 31 follow:

                                                    2005          2004
                                                -------------  ------------
                                                       (IN THOUSANDS)
Allocated shares                                          78           177
Unreleased shares                                          -             5
Unallocated shares                                         5             -
                                                -------------  ------------
Total ESOP shares                                         83           182
                                                =============  ============

Fair value of unreleased/unallocated shares      $        95    $      117
                                                =============  ============

         STOCK OPTION PLAN. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the "Plan") to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan is 338,862. At March 31, 2005, there were 225,292 options outstanding and 151,846 were exercisable. Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years. Under the Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant. On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year. Using a performance-accelerated vesting schedule, ROA as the performance measure, the vesting period can be accelerated in years three and four if the Bank meets or exceeds the three-year average ROA for its peer group. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

         Information regarding stock options as of and for the years ended March 31 follows:

                                                  2005                          2004                          2003
                                     ------------------------------  ----------------------------  ---------------------------
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                                        AVERAGE                        AVERAGE                      AVERAGE
                                                        EXERCISE                      EXERCISE                     EXERCISE
                                        OPTIONS          PRICE          OPTIONS         PRICE        OPTIONS         PRICE
                                     --------------   -------------  --------------  ------------  -------------  ------------
Outstanding, beginning of year             229,636     $     11.25         192,176    $    10.07        134,767    $    9.10
Granted                                     39,347           19.65          43,638         16.35         65,142        12.05
Exercised                                  (35,954)          12.75             (77)        12.06           (333)        9.93
Forfeited                                   (7,737)          14.38          (6,101)        10.39         (7,400)       10.14
                                     --------------   -------------  --------------  ------------  -------------  ------------
Outstanding, end of year                   225,292           12.37         229,636         11.25        192,176        10.07
                                     ==============   =============  ==============  ============  =============  ============
Exercisable at year end                    151,846                         108,925                      106,020
                                     ==============                  ==============                =============

         Information regarding stock options at March 31, 2005 follows:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             -----------------------------------------       ---------------------------
                                              WEIGHTED      WEIGHTED                         WEIGHTED
                                              AVERAGE       AVERAGE                           AVERAGE
     RANGE OF                                REMAINING      EXERCISE                         EXERCISE
   EXERCISE PRICES              SHARES          LIFE         PRICE              SHARES         PRICE
----------------------       -------------  -------------  -----------       -------------  ------------
     $ 8.00    $ 8.99              68,000      5 years       $ 8.24             68,000        $ 8.24
       9.00      9.99              38,560      6 years         9.92             38,560          9.92
      10.00     10.99               7,000      6 years        10.53              6,400         10.54
      12.00     12.99              43,076      7 years        12.10             28,182         12.09
      13.00     13.99               1,000      3 years        13.81              1,000         13.81
      16.00     16.99              29,128      8 years        16.41              9,704         16.41
      19.00     19.99              37,418      9 years        19.64                  -             -
      20.00     20.99                 729     10 years        20.00
      21.00     21.99                 381      9 years        21.76                  -             -
                             -------------                                   -------------
 Total                            225,292                                      151,846
                             =============                                   =============


NOTE 12. COMMITMENTS AND CONTINGENCIES

         CREDIT RELATED COMMITMENTS. The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

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

         The Bank has outstanding various commitments as follows:

                                                                                   MARCH 31,
                                                                         --------------------------------
                                                                              2005             2004
                                                                         ---------------   --------------
                                                                                  (IN THOUSANDS)
              Commitments to originate mortgage loans                          $ 44,129         $ 71,114
              Commitments to originate commercial & consumer loans                  515            2,844
              Letters of Credit                                                   1,908            1,908
                                                                         ---------------   --------------
                      Total                                                    $ 46,552         $ 75,866
                                                                         ===============   ==============

         At March 31, 2005, of the $44.1 million in outstanding commitments to originate mortgage loans, $37.4 million represented construction loans at an average rate of 5.70%, $3.4 million represented commitments to originate non-residential mortgage loans at rates within a range of 6.00% to 7.75% and $3.3 million represented the balance of one-four and multi-family residential loans at rates between 5.88% to 6.75%.

         The balance of commitments on business and consumer loans at March 31, 2005 is primarily undisbursed funds from approved unsecured commercial lines of credit. All such lines carry adjustable rates mainly tied to prime. At March 31, 2005, the Bank maintains one letter of credit in the amount of $1.9 million.

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

         LEASE COMMITMENTS. Rentals, including real estate taxes, under long-term operating leases for certain branch offices aggregated approximately $479,000, $245,000, and $186,000 for the years ended March 31, 2005, 2004 and
2003, respectively. As of March 31, 2005, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2018 follow:

                        YEAR ENDING          MINIMUM
                         MARCH 31,            RENTAL
                         ---------            ------
                                 (IN THOUSANDS)

                               2006              630
                               2007              549
                               2008              543
                               2009              575
                               2010              592
                         Thereafter            1,411
                                        -------------
                                             $ 4,300
                                        =============

         The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

         LEGAL PROCEEDINGS. From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2005, except as set forth below, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

         In January 2004, Michael Lee & Company ("Michael Lee"), former accountants for Hale House Center, Inc., filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee's alleged provision of deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal's favor on June 14, 2004. Michael Lee has appealed the judgment. Carver Federal opposed the appeal as untimely but it was found to be timely filed. Michael Lee's appeal is pending. Carver Federal intends to defend itself vigorously. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's results of operations, business operations or consolidated financial condition.


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MORTGAGE SERVICING RIGHTS

         The fair value of mortgage servicing rights is estimated by discount future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans.

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

COMMITMENTS

         The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2005 approximates the fees received. The fair value is not considered material.

         The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 2005 and 2004 follow:

                                                                        AT MARCH 31,
                                                   ------------------------------------------------------
                                                             2005                        2004
                                                   --------------------------  --------------------------
                                                     CARRYING     ESTIMATED      CARRYING      ESTIMATED
                                                      AMOUNT     FAIR VALUE       AMOUNT       FAIR VALUE
                                                   ------------- ------------  ------------  ------------
                                                                       (IN THOUSANDS)
Financial Assets:
    Cash and cash equivalents                          $ 20,420     $ 20,420      $ 22,774      $ 22,774
    Investment securities available-for-sale             22,551       22,551        21,553        21,553
    Mortgage backed securities available-for-sale        95,482       95,482        74,850        74,850
    Mortgage backed securities held-to-maturity          31,302       31,310        43,474        43,794
    Loans receivable                                    421,987      424,886       351,900       362,684
    Accrued interest receivable                           2,702        2,702         2,489         2,489
    Mortgage Servicing Rights                                                            -             -
Financial Liabilities:
    Deposits                                          $ 453,454    $ 451,752     $ 373,665     $ 375,294
    Advances from FHLB of New York                      102,500      101,651        91,516        94,469
    Other borrowed money                                 12,799       12,799        12,766        13,027

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


NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2005 and 2004:

                                                                      THREE MONTHS ENDED
                                               -----------------------------------------------------------------
                                                  JUNE 30       SEPTEMBER 30      DECEMBER 31       MARCH 31
                                               --------------   --------------   --------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2005
Interest income                                       $6,712           $7,013           $7,223           $7,597
Interest expense                                      (2,168)          (2,368)          (2,485)          (2,737)
                                               --------------   --------------   --------------   --------------
    Net interest income                                4,544            4,645            4,738            4,860
Provision for loan losses                                  -                -                -                -
Non-interest income                                    1,139            1,198            1,203              901
Non-interest expense                                  (3,938)          (5,069)          (4,507)          (5,179)
Income tax expense                                      (663)            (291)            (514)            (190)
                                               --------------   --------------   --------------   --------------
    Net income                                        $1,082             $483             $920             $392
                                               ==============   ==============   ==============   ==============
Earnings per common share
    Basic                                              $0.45            $0.09            $0.37            $0.16
    Diluted                                            $0.42            $0.09            $0.36            $0.15

FISCAL 2004
Interest income                                       $6,516           $6,602           $6,483           $6,633
Interest expense                                      (2,230)          (2,109)          (2,217)          (2,144)
                                               --------------   --------------   --------------   --------------
    Net interest income                                4,286            4,493            4,266            4,489
Provision for loan losses                                  -                -                -                -
Non-interest income                                    1,140            1,574            1,577              984
Non-interest expense                                  (3,780)          (3,890)          (3,971)          (3,836)
Income taxes (expense) benefit                          (559)            (751)            (636)            (547)
                                               --------------   --------------   --------------   --------------
    Net income (loss)                                 $1,087           $1,426           $1,236           $1,090
                                               ==============   ==============   ==============   ==============
Earnings (loss) per common share
    Basic                                              $0.45            $0.60            $0.52            $0.46
    Diluted                                            $0.42            $0.55            $0.47            $0.42


NOTE 15. CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                  AS OF MARCH 31,
                                                             ---------------------------
                                                                 2005          2004
                                                             -------------  ------------
                                                                   (IN THOUSANDS)
ASSETS
Cash on deposit with the Bank                                       $ 289          $ 93
Investment Securities                                               1,575            59
Investment in the Subsidiaries                                     57,851        57,846
Other Assets                                                          140            12
                                                             -------------  ------------
TOTAL ASSETS                                                     $ 59,855      $ 58,010
                                                             =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                                       $ 13,202      $ 13,144
Accounts payable to Subsidiaries                                      667            22
Other liabilities                                                     185           199
                                                             -------------  ------------
Total liabilities                                                $ 14,054      $ 13,365
                                                             -------------  ------------

Stockholders' equity                                               45,801        44,645
                                                             -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 59,855      $ 58,010
                                                             =============  ============

CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                              --------------------------
                                                               2005      2004      2003
                                                              ------    ------    ------
                                                                   (IN THOUSANDS)
Income
Equity in net income from Subsidiaries                        $7,119    $8,328    $7,320
Interest income from deposit with the Bank                         7         9         6
Other income                                                      23         9        --
                                                              ------    ------    ------
Total income                                                   7,149     8,346     7,326

EXPENSES
Interest Expense on Borrowings                                   721       337        --
Salaries and employee benefits                                   225       169        52
Legal expense                                                     --        --       102
Shareholder expense                                              488       458       248
Other                                                          1,548        50        60
                                                              ------    ------    ------
Total expense                                                  2,982     1,014       462

Income before income taxes                                     4,167     7,332     6,864
Income tax expense                                             1,518     2,493     3,033
                                                              ------    ------    ------
NET INCOME                                                    $2,649    $4,839    $3,831
                                                              ======    ======    ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                          --------------------------------------------
                                                             2005            2004            2003
                                                          ------------    ------------   -------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    2,649    $      4,839  $        3,831
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in net income of Subsidiaries                           (7,119)         (8,328)         (7,320)
Income taxes from the Bank                                      1,518           2,493           3,033
Increase (decrease) in accounts payable to Bank                   645              21             (13)
Decrease (increase) in other liabilities                          (14)            131          (1,182)
Other,  net                                                     2,534           1,772           1,664
                                                          ------------    ------------   -------------
Net cash provided by operating activities                         213             928              13

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends Received from Bank                                    4,866               -
Additional Investment in Bank & other subsidiaries                       -     (13,153)             -
Purchase of investment securities                              (3,074)            (59)              -
                                                          ------------    ------------   -------------
Net cash (used in) provided by investing activities             1,792         (13,212)              -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Sub Debt                                                -          13,144                 -
Purchase of treasury stock, net                                (1,021)           (200)            (52)
Dividends paid                                                   (788)           (654)           (313)
                                                          ------------    ------------   -------------
Net cash (used in) provided by financing activities            (1,809)         12,290            (365)
                                                          ------------    ------------   -------------
Net increase in cash                                              196               6            (352)

Cash and cash equivalents - beginning                              93              87             439
                                                          ------------    ------------   -------------
Cash and cash equivalents - ending                         $      289      $       93     $        87
                                                          ============    ============   =============


NOTE 16.  RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR STOCK BASED COMPENSATION

         In December 2004, the FASB issued SFAS 123R "ACCOUNTING FOR STOCK BASED COMPENSATION, SHARE BASED PAYMENT", which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial conditions or results.

ACCOUNTING AND DISCLOSURE REQUIREMENT RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

         In January 2004, FASB issued Staff position No. 106-1 "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003" ("Medicare Act") for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. Carver Federal is not affected by the Medicare Act since it does not provide retiree health-care benefits.

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

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3,"ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER" (SOP No. 03-3). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 is not expected to have an impact on Carver Federal's financial condition or results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.  CONTROLS AND PROCEDURES.

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting and we did not identify any significant deficiencies or material weaknesses requiring corrective action with respect to those controls.


ITEM 9B.  OTHER INFORMATION

         On February 1, 2005, Carver filed a current report on Form 8-K announcing the resignation of Catherine Papayiannis, its Chief Operations Officer. Also included in that announcement were certain changes to its then current management structure and new additions to the management team to fill certain vacancies. Frank Deaton was reassigned from Chief Auditor to a newly created position as Senior Vice President of Operations, and David Hargraves, the Chief Retail Officer, and James Bason, the Chief Lending Officer, had their responsibilities expanded to include new business opportunities and efforts in their respective areas. The new additions to the management team included Carmelo Felix as the new Chief Auditor and Fred Benedicto as the new Chief Information Officer.

         On June 3, 2005, Linda J. Dunn resigned as the Senior Vice President, General Counsel and Corporate Secretary of Carver and Carver Federal, such resignation to be effective July 6, 2005.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers and Key Managers of Carver and Carver Federal" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2005 (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required in response to this Item is incorporated by reference from the section entitled "Auditor Fee Information" in the Proxy Statement.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      List of Documents Filed as Part of this Annual Report on Form 10-K

         (1) The following consolidated financial statements are in Item 8 of this annual report:

         o        Report of Independent Registered Public Accounting Firm

         o Consolidated Statement of Financial Condition as of March 31, 2005 and 2004

         o Consolidated Statements of Operations for the years ended as of March 31, 2005, 2004 and 2003

         o Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended March 31, 2005, 2004 and 2003

         o Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

         o        Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included under Item 8, "Financial Statement and Supplementary Data".

(b)      Exhibits required by Item 601 of Regulation S-K:

         (1)      See Index of Exhibits on page E-1.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARVER BANCORP, INC.

June 27, 2005                               By   /s/ Deborah C. Wright
                                                 ---------------------
                                                 Deborah C. Wright
                                                 Chairman, President and
                                                 Chief  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 27, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Deborah C. Wright                    Chairman, President and Chief Executive Officer
---------------------------              (Principal Executive Officer)
Deborah C. Wright

/s/ William Gray                         Senior Vice President and Chief Financial Officer (Principal
--------------------------               Financial and Accounting Officer)
William Gray

/s/ Carol Baldwin Moody                  Director
--------------------------
Carol Baldwin Moody

/s/ David L. Hinds                       Director
--------------------------
David L. Hinds

/s/ Robert Holland, Jr.                  Director
--------------------------
Robert Holland, Jr.

/s/ Pazel Jackson                        Director
--------------------------
Pazel G. Jackson, Jr.

/s/ Edward B. Ruggiero                   Director
--------------------------
Edward B. Ruggiero

/s/ Strauss Zelnick                      Director
--------------------------
Strauss Zelnick

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

3.2                        Amended and Restated Bylaws of Carver Bancorp, Inc. (*)

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

10.25                      Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank
                           National Association, as Trustee (8)

10.26                      Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September
                           23, 2003 (11)

10.27                      Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)

10.28                      Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May
                           3, 2004 (11)

10.29                      First Amendment to Employment Agreement by and between Carver Federal Savings Bank and Catherine A.
                           Papayiannis, entered into as of May 27, 2004 (11)

10.30                      First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005
                           (*)

10.31                      Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of  March
                           28, 2005 (*)

21.1                       Subsidiaries of the Registrant (11)

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

(9) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003

(10) Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated March 16, 2004.

(11) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004