Form 10-Q
period 2005-06-30
CARVER BANCORP INC
filed 2005-08-12
CIK 1016178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-21487

CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3904174
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 West 125th Street, New York, New York	10027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 876-4747

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ___     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01	2,513,027
Class	Outstanding at July 31, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition as of
June 30, 2005 (unaudited) and March 31, 2005

Consolidated Statements of Income for the Three Months
Ended June 30, 2005 and 2004 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity and
Comprehensive Income for the Three Months Ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Three Months
Ended June 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CARVER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	March 31,
	2005	2005
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,258	$13,020
Federal funds sold	3,100	6,800
Interest Earning Deposits	600	600
Total cash and cash equivalents	14,958	20,420
Securities:
Available-for-sale, at fair value (including pledged as collateral of $110,616 at
June 30, 2005 and $112,503 at March 31, 2005)	116,252	118,033
Held-to-maturity, at amortized cost (including pledged as collateral of $28,268 at June 30, 2005 and $30,900 at March 31, 2005; fair value of $28,556 at
June 30, 2005 and $31,310 at March 31, 2005)	28,654	31,302
Total securities	144,906	149,335
Loans receivable:
Real estate mortgage loans	418,258	424,387
Consumer and commercial business loans	1,614	1,697
Allowance for loan losses	(4,081)	(4,097)
Total loans receivable, net	415,791	421,987
Office properties and equipment, net	13,711	13,658
Federal Home Loan Bank of New York stock, at cost	4,725	5,125
Accrued interest receivable	2,992	2,702
Other assets	21,862	13,150
Total assets	$618,945	$626,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$454,881	$453,454
Advances from the Federal Home Loan Bank of New York and other borrowed money	107,307	115,299
Other liabilities	9,698	11,823
Total liabilities	571,886	580,576
Stockholders’ equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized;
2,524,691 shares issued; 2,511,874 and 2,501,338 outstanding at June 30, 2005 and March 31, 2005, respectively)	25	25

Additional paid-in capital	23,938	23,937
Retained earnings	23,414	22,748
Unamortized awards of common stock under ESOP and management recognition plan (“MRP”)	(110)	(254)
Treasury stock, at cost (12,817 shares at June 30, 2005 and 23,353 shares at March 31, 2005)	(231)	(420)
Accumulated other comprehensive income (loss)	23	(235)
Total stockholders’ equity	47,059	45,801
Total liabilities and stockholders’ equity	$618,945	$626,377

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

Three Months Ended
June 30,

	2005	2004

Interest Income:
Loans	$6,206	$5,416
Mortgage-backed securities	1,125	1,027
Investment securities	275	233
Federal funds sold	146	36
Total interest income	7,752	6,712

Interest expense:
Deposits	1,871	1,125
Advances and other borrowed money	1,181	1,043
Total interest expense	3,052	2,168

Net interest income	4,700	4,544

Provision for loan losses	—	—
Net interest income after provision for loan losses	4,700	4,544

Non-interest income:
Depository fees and charges	630	520
Loan fees and service charges	673	523
Gain on sale of securities	—	94
Gain on sale of loans	11	2
Other	85	—
Total non-interest income	1,399	1,139

Non-interest expense:
Employee compensation and benefits	2,524	2,001
Net occupancy expense	501	404
Equipment, net	442	370
Other	1,328	1,163
Total non-interest expense	4,795	3,938

Income before income taxes	1,304	1,745
Income taxes	464	663
Net income	$840	$1,082

Dividends applicable to preferred stock	$—	$49

Net income available to common stockholders	$840	$1,033

Earnings per common share:
Basic	$0.34	$0.45
Diluted	$0.33	$0.42

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(In thousands)

(Unaudited)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMMON STOCK ACQUIRED BY ESOP	COMMON STOCK ACQUIRED BY MRP	TOTAL STOCK-HOLDERS’ EQUITY
Balance—March 31, 2005	$ -	$ 25	$ 23,937	$ 22,748	$ (420)	$ (235)	$ (126)	$ (128)	$ 45,801
Comprehensive income :
Net income	-	-	-	840	-	-	-	-	840
Change in net unrealized gain on available-for-sale securities, net of taxes	-	-	-	-	-	258	-	-	258
Comprehensive income, net of taxes:									1,098
Dividends paid	-	-	-	(174)	-		-	-	(174)
Treasury stock activity	-	-	1	-	189	-	115	29	334
Issuance (Purchase) of shares for MRP	-	-	-	-	-	-	-	-	-
Balance—June 30, 2005	$ -	$ 25	$ 23,938	$ 23,414	$ (231)	$ 23	$ (11)	$ (99)	$ 47,059

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$840	$1,082
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	—	—
ESOP and MRP expense	109	23
Depreciation and amortization expense	377	335
Other amortization	(75)	2,422
Gain from sale of securities	—	(94)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(290)	56
Increase in other assets	(8,712)	(298)
Decrease in other liabilities	(1,642)	(7,500)
Net cash used in operating activities	(9,393)	(3,974)
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	(14,540)	(17,932)

Proceeds from principal payments, maturities and calls of securities:

Available-for-sale	15,035	14,109
Held-to-maturity	2,606	3,009
Proceeds from sales of available-for-sale securities	1,575	7,194
Disbursements for loan originations	(19,198)	(27,710)
Loans purchased from third parties	(13,454)	(18,745)
Principal collections on loans	35,790	27,206
Redemption of FHLB-NY stock	400	—
Proceeds from loans sold	2,900	166
Additions to premises and equipment	(430)	(1,682)
Net cash provided by (used in) investing activities	10,684	(14,385)
Cash flows from financing activities:
Net increase in deposits	1,427	23,765
Net repayment of FHLB advances and other
borrowed money	(8,006)	(2,031)
Common stock repurchased	—	(28)
Dividends paid	(174)	(213)
Net cash (used in) provided by financing activities	(6,753)	21,493
Net (decrease) in cash and cash equivalents	(5,462)	3,134
Cash and cash equivalents at beginning of the period	20,420	22,774
Cash and cash equivalents at end of the period	$14,958	$25,908

Supplemental information:
Noncash Transfers-

Change in unrealized gain on valuation of available-for-sale
investments, net	$258	$1,110

Cash paid for-
Interest	$3,099	$2,177
Income taxes	$2,075	$1,935

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the “Holding Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Holding Company and its subsidiaries on a consolidated basis as of and for the periods shown have been included.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”) previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006 (“fiscal 2006”).

The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and the Bank’s wholly-owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp., and the Bank’s majority owned subsidiary, Carver Asset Corporation. The Holding Company and its consolidated subsidiaries are referred to herein collectively as “Carver” or the “Company.” All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities (“trust preferred securities”). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust’s common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company’s floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 6.47% as of June 30, 2005. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust’s capital security holders. See Note 6 for further discussion of the impact of our adoption of FIN 46R.

(2)	NET INCOME PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month period ended June 30, 2004, preferred dividends of $49,250 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for the three-month period ended June 30, 2004, 208,333 shares of common stock, were potentially issuable from the conversion of preferred stock. However, in October 2004 all outstanding shares of preferred stock were converted into common shares. Also, 67,237 shares of common stock at June 30, 2005 and 108,208 of common stock at June 30, 2004 were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended June 30, 2005 and 2004, respectively. The effects of these potentially dilutive common shares were considered in determining the diluted net income per common share.

(3)	STOCK OPTION PLAN

Accounting for Stock Based Compensation

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors. Under Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Since we have elected to apply the intrinsic value method of accounting for stock-based compensation, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if it were applied rather than the intrinsic value method. Our policy with regard to stock-based compensation has been to grant employee stock options and restricted stock awards after fiscal year-end. Since most stock options are typically awarded after fiscal year-end and contain a nominal vesting period, no pro-forma compensation expense or its related effect on net income and earnings per share have been reported herein. In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation, Share Based Payment”, (“SFAS 123R”) which requires that compensation cost relating to share–based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R, per SEC guidance, is effective as of the first annual reporting period beginning after June 15, 2005. Carver Federal will adopt SFAS 123R as of April 1, 2006. Further disclosure is presented in Note 6.

(4)	EMPLOYEE BENEFIT PLANS

Employee Pension Plan

Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee’s term of service. Carver Federal’s policy is to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.

Directors’ Retirement Plan

Concurrent with the conversion to a stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director. The directors’ retirement plan was curtailed during the fiscal year ended March 31, 2001.

The following table sets forth the components of net periodic pension expense for the pension plan and directors’ retirement plan for the three months ended June 30, of the calendar years indicated.

Employee Pension Plan	Non-Employee Directors’ Plan

	2005	2004	2005	2004
		(In thousands)

Interest Cost	$42	$43	$2	$3
Expected Return on Assets	(59)	(56)	—	—
Net Periodic Benefit Expense / (Credit)	$(17)	$(13)	$2	$3

(5)	COMMON STOCK DIVIDEND

On July 26, 2005, the Board of Directors of the Holding Company declared, for the quarter ended June 30, 2005, a cash dividend of eight cents ($0.08) per common share outstanding. The dividend is payable on August 19, 2005 to stockholders of record at the close of business on August 5, 2005.

(6)	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock Based Compensation, Share Based Payment

In December 2004, the FASB issued SFAS 123R which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation cost relating to share–based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R, per SEC guidance, is effective as of the first annual reporting period beginning after June 15, 2005. Carver will adopt this pronouncement as of April 1, 2006 and it is not expected to have a material impact on the Company’s consolidated financial conditions or results.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued FIN46R. FIN46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity. FIN46R replaces an earlier version that was issued in January 2003. All public companies, such as Carver, were required to fully implement FIN46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN46R resulted in the deconsolidation of Carver Statutory Trust I, which did not have a material impact on the Company’s financial condition or results of operations.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting For Certain Loans Or Debt Securities Acquired In A Transfer” (“SOP No. 03-3”). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 did not have any impact on the Company’s financial condition or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of the management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company’s success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies; increases in competitive pressure among financial institutions or non-financial institutions; legislative or regulatory changes which may adversely affect the Company’s business or the cost of doing business; technological changes which may be more difficult or expensive than we anticipate; changes in interest rates which may reduce net interest margins and net interest income; changes in deposit flows, loan demand or real estate values which may adversely affect the Company’s business; changes in accounting principles, policies or guidelines which may cause the Company’s condition to be perceived differently; litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; and general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect decreased liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

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

As used in this Form 10-Q, “we,” “us” and “our” refer to the Holding Company and its consolidated subsidiaries, unless the context otherwise requires.

Overview

The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consist of the operation of its wholly-owned subsidiary, Carver Federal. The Bank is focused on successfully building its core business by providing superior customer service while offering a wide range of financial products. As of July 31, 2005, the Bank operated eight full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan and five stand alone 24/7 ATM centers.

Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by any incremental provision for loan losses, as well as non-interest income and operating expenses.

During the fiscal year ended March 31, 2005 (“fiscal 2005”), the Bank was impacted by the changing interest rate environment where the Federal Open Market Committee (“FOMC”) raised the federal funds rates seven separate times for a total of 175 basis points. The effect of these interest rate increases negatively impacted our net interest margin as interest rates paid on liabilities increased more quickly than yields earned on assets. These rate increases continue in fiscal 2006 as the FOMC has already raised rates twice in the first quarter by 50 basis points.

Consequently, Carver’s net interest margin echoes the effects of the interest rate environment as net interest margin declined to 3.17% for the first quarter fiscal 2006 from 3.49% for the same prior year period. While the Bank experienced strong growth in its core business as reflected in loan and deposit growth year over year, this was more than offset by the increased cost of funds when compared to the reduction in the yield on earning assets. During the quarter ended June 30, 2005, loan origination and purchase volumes were solid, yet loan repayments were higher than anticipated resulting in an overall decrease in the loan portfolio. Core deposits grew, fueling an improvement in depository fees and charges. Management utilized the liquidity generated to repay maturing high cost borrowings.

The Bank also generates other income through fee income on deposit and loan accounts and, to a lesser extent, ATM fees, debit card interchange fees, investment and insurance products sales revenue and, depending on market conditions, net gains on sales of securities and loans. Management expects to improve income contributions from these sources through investments made for franchise expansion, better customer service and more financial product offerings.

The level of operating expenses such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense further affects the Bank’s net income. Management’s goal is to continue to monitor and control non-interest expenses. Initiatives have already begun with the outsourcing of our core processing and ATM driving technology and a number of other outsourcing actions are planned for near future execution.

This discussion and analysis of the Company’s financial condition should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company’s 2005 10-K.

Critical Accounting Policies

Note 1 to our audited Consolidated Financial Statements for fiscal 2005 included in our 2005 10-K, as supplemented by this report, contains a summary of our significant accounting policies and is incorporated herein. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The description of these policies should be read in conjunction with the corresponding section of our 2005 10-K.

Allowance for loan losses

An allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses in the portfolio as of June 30, 2005. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

Carver Federal maintains a loan review system, which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•

Establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management’s internal loan review program, bank regulatory examinations or the Bank’s external auditors.

•

An average loss factor, giving effect to historical loss experience over several years and linked to cyclical trends, is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential one- to four-family, multifamily, non-residential and construction loans and also include consumer and business loans.

Recognition is also given to the changed risk profile brought about by business combinations, customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York City metropolitan area.

The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the Bank’s Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

Other evidence used to support the amount of the allowance and its components are as follows:
•	Regulatory examinations
•	Amount and trend of criticized loans
•	Actual losses
•	Peer comparisons with other financial institutions
•	Economic data associated with the real estate market in the Company’s market area
•	Opportunities to dispose of marginally performing loans for cash consideration

A loan is considered to be impaired, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, or at the loan’s market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Sale of Independence Federal Common Stock Holdings

On May 11, 2005, the Company sold all 150,000 shares of common stock held in Independence Federal Savings Bank (“IFSB”) for $10.50 per share for an aggregate sale price of $1,575,000. These shares were acquired in anticipation of a merger between the Holding Company, the Bank and IFSB. The application to merge was denied by the OTS and the parties consequently agreed to terminate the agreement.

Liquidity and Capital Resources

Liquidity is a measure of the Bank’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover ongoing operating expenses. The Company’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank’s Board of Directors. The Bank’s several liquidity measurements are evaluated on a frequent basis. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At June 30, 2005, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $62.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2005, total cash and cash equivalents decreased by $5.5 million reflecting cash used in operating and financing activities partially offset by cash provided by investing activities. Net cash used in operating activities during this period was $9.4 million, primarily representing cash used for other assets and the satisfaction of other liabilities offset in part by cash from operations. Net cash used in financing activities was $6.8 million, primarily representing a decrease in advances from the FHLB-NY as a result of repayment of matured borrowings partially offset by a net increase in deposits. See “Liabilities and Stockholders Equity—Liabilities” for a discussion of the changes in deposits and FHLB-NY borrowings. Net cash provided by investing activities was $10.7 million, primarily representing principal collections on loans and payment of principal on and the maturities of securities, the sale of available-for-sale securities partially offset by the purchase of securities and mortgage loans and the disbursements for loan originations.

The levels of the Bank’s short-term liquid assets are dependent on the Bank’s operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of the continued steady level of mortgage refinance activity, which until recently has resulted in a lag in redeploying lower yielding federal funds into higher yielding mortgage loans and has had a negative impact on the Company’s net interest margin and net interest income. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank’s liquidity.

As mentioned earlier, in the first quarter of fiscal 2006, the FOMC raised the federal funds rate twice resulting in a 50 basis points increase since the end of fiscal 2005. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have not increased as dramatically. When mortgage interest rates increase, customers’ refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2005, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.

The table below presents certain information relating to the Bank’s capital compliance at June 30, 2005.

REGULATORY CAPITAL

At JUNE 30, 2005

(dollars in thousands)

	Amount	% of Assets
Total capital (to risk-weighted assets):
Capital level	$ 63,205	15.23%
Less requirement	33,199	8.00
Excess	$ 30,006	7.23

Tier 1 capital (to risk-weighted assets):
Capital level	$ 59,124	14.25%
Less requirement	16,599	4.00
Excess	$ 42,525	10.25

Tier 1 Leverage capital (to adjusted total assets):
Capital level	$ 59,124	9.54%
Less requirement	24,781	4.00
Excess	$ 34,343	5.54%

On July 26, 2005, the Board of Directors declared a dividend of $0.08 per common share for the quarter ended June 30, 2005. The dividend will be payable on August 19, 2005 to stockholders of record at the close of business on August 5, 2005.

Comparison of Financial Condition at June 30, 2005 and March 31, 2005

Assets

Total assets decreased $7.4 million, or 1.2%, to $619.0 million at June 30, 2005 compared to $626.4 million at March 31, 2005. The decline in total assets was primarily the result of net repayments in the loan and securities portfolios of $6.2 million and $4.4 million, respectively, and reductions in cash and cash equivalents and FHLB-NY stock of $5.5 million and $400,000, respectively. These decreases to total assets were partially offset by increases in other assets and accrued interest receivable of $8.7 million and $290,000, respectively.

Cash and cash equivalents for the first three months of fiscal 2006 period decreased $5.5 million or 26.8%, to $15.0 million at June 30, 2005 compared to $20.4 million at March 31, 2005. The decrease was primarily a result of the Bank using its liquid assets to pay off matured high cost borrowings.

Total securities decreased $4.4 million, or 3.0%, to $144.9 million at June 30, 2005 from $149.3 million at March 31, 2005 as security repayments, maturities and sales exceeded new purchases. The securities portfolio decline reflects $11.6 million in total principal repayments, maturities of $6.0 million and sales of $1.6 million of IFSB common stock. These reductions to total securities were offset in part by new purchases of securities amounting to $14.5 million, to replace pay downs on securities held as collateral for deposits. These purchases consisted of $11.0 million in United States Treasury and Agency securities and $3.5 million in GNMA mortgage-backed securities. Also offsetting decreases to total securities was a net unrealized gain on securities of $416,000.

Total loans receivable, net, decreased $6.2 million, or 1.5%, to $415.8 million at June 30, 2005 from $422.0 million at March 31, 2005. The decrease resulted primarily from loan repayments and sales exceeding mortgage loan originations and purchases during the first quarter of fiscal 2006. Loan repayments and sales amounted to $35.8 million and $2.9 million, respectively, and were partially offset by loan originations of $19.2 million and loan purchases of $13.5 million. The $32.7 million in aggregate loan originations and purchases for the period were comprised of $21.1 million in construction loans, $5.4 million in non-residential real estate mortgage loans, $4.1 million in one- to four-family loans, $2.0 million in multifamily loans and $125,000 in business and consumer loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Management also assesses yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

Office properties and equipment, net, increased minimally by $53,000 to remain at $13.7 million, the same level as March 31, 2005. This minor activity reflects the build out of a 24/7 ATM Center opened in Brooklyn during the first quarter of fiscal 2006.

Other assets increased $8.7 million, or 66.2%, to $21.9 million at June 30, 2005 from $13.2 million at March 31, 2005. The increase was primarily due to increases in the Bank’s short-term receivables resulting from the timing of mortgage loan and investment transaction settlements.

Liabilities and Stockholders’ Equity

Liabilities

At June 30, 2005, total liabilities decreased by $8.7 million, or 1.5%, to $571.9 million compared to $580.6 million at March 31, 2005. The decrease in liabilities primarily reflects decreases of $8.0 million and $2.1 million in advances from the FHLB-NY and other borrowed money and other liabilities, respectively, partially offset by an increase of $1.4 million in total deposits.

The increase in deposit balances was largely attributable to a $1.4 million increase in total savings deposits. Contributing to deposit growth was a continued emphasis on developing depository relationships with borrowers and the offer of special promotions and campaigns to attract new consumer depositors. At June 30, 2005, the Bank had eight branches and five stand-alone 24/7 ATM Centers reflecting the May 2005 opening of a new 24/7 ATM Center in Bedford Stuyvesant, Brooklyn. Management believes that deposits will continue to grow as the Bank begins to capitalize on its investment in franchise expansions, customer service and the offering of a wider array of financial products.

The decrease of $8.0 million in advances from the FHLB-NY and other borrowed money was primarily the pay off of two matured FHLB-NY advances, one of which was a $7.0 million advance with a cost of 5.21%, the other $1.0 million advance with a cost of 2.50%. Management, with its commitment to manage the impact of margin compression, elected to repay high cost borrowings with available excess liquidity.

The decrease in other liabilities of $2.1 million was primarily the result of tax payments remitted to taxing authorities which reduced the Bank’s tax liability.

Stockholders’ Equity

Total stockholders’ equity increased $1.3 million or 2.8%, to $47.1 million at June 30, 2005 compared to $45.8 million at March 31, 2005. The increase in total stockholders’ equity was primarily attributable to an increase of $666,000 in retained earnings mainly resulting from net income, distributions of the Company’s treasury stock to fund benefit plans resulting in an increase in capital of $333,000 and an increase of $258,000 in accumulated other comprehensive income related to the mark-to-market of the Bank’s available-for-sale securities. As required by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with any adjustments made directly to stockholders’ equity, net of taxes, and does not impact the Consolidated Statements of Income.

During the quarter ended June 30, 2005, the Holding Company did not purchase any additional shares of its Common Stock under its stock repurchase program. Since inception of the repurchase program in August 2002, the Holding Company has purchased 83,584 shares of its Common Stock in open market or privately negotiated transactions at an average price of $17.03 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board of Directors of the Holding Company deems advisable in compliance with applicable law.

Asset/Liability Management

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between the rates on interest-earning assets and interest-bearing liabilities, the impact of interest rate fluctuation on asset prepayments, the level and composition of deposits and the credit quality of earning assets. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity and to manage its exposure to changes in interest rates.

The Company’s Asset/Liability and Interest Rate Risk Committee, comprised of members of the Board of Directors, meets periodically with senior management to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by Board policies and limits.

The economic environment is uncertain regarding future interest rate trends. Management regularly monitors the Company’s cumulative gap position, which is the difference between the sensitivity to rate changes on our interest-earning assets and interest-bearing liabilities. In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending commitments.

Lending obligations include commitments to originate mortgage and consumer loans and to fund unused lines of credit. Additionally, the Bank has a contingent liability related to a standby letter of credit.

As of June 30, 2005, the Bank has outstanding loan commitments and a letter of credit as follows:

Outstanding Commitments
(In thousands)
Commitments to originate mortgage loans	$78,147
Commitments to originate consumer and business loans	420
Letter of credit	1,908
Total	$80,475

The Bank also has contractual obligations related to long-term debt obligations and operating leases. As of June 30, 2005, the Bank has contractual obligations as follows:

Payments due by period
Contractual		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
(In thousands)

Long term debt obligations:
FHLB advances	$94,494	$30,490	$49,684	$14,108	$212
Guaranteed preferred beneficial interest in junior subordinated debentures
	12,813	—	—	12,813	—
Total long term debt obligations	107,307	30,490	49,684	26,921	212

Operating lease obligations:

Lease obligations for rental properties	4,395	620	1,119	1,219	1,437
Total contractual obligations	$111,702	$31,110	$50,803	$28,140	$1,649

Analysis of Earnings

The Company’s profitability is primarily dependent upon net interest income and further affected by provisions for loan losses, non-interest income, non-interest expense and income taxes. The earnings of the Company, which are principally earnings of the Bank, are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

The following tables set forth, for the periods indicated, certain information relating to Carver’s average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin. It reflects the average yield on assets and the average cost of liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCES

(Dollars in thousands)

	Three months ended June 30,
	2005			2004
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)

Loans (1)	$419,234	$6,206	5.92%	$358,208	$5,416	6.05%
Total securities (2)	153,529	1,400	3.65%	145,340	1,260	3.47%
Fed funds sold	20,088	146	2.92%	16,049	36	0.90%
Total interest earning assets	592,851	7,752	5.23%	519,597	6,712	5.17%
Non-interest earning assets	36,309			28,267
Total assets	$629,160			$547,864

Interest Bearing Liabilities:
Deposits:
Checking	$25,697	19	0.30%	$21,411	18	0.34%
Savings and clubs	139,161	222	0.64%	133,955	199	0.60%
Money market accounts	36,697	126	1.38%	30,772	66	0.86%
Certificates of deposit	228,075	1,495	2.63%	178,087	835	1.88%
Total deposits	429,630	1,862	1.74%	364,225	1,118	1.23%
Mortgagors deposits	2,600	9	1.39%	2,421	7	1.16%
Borrowed money	114,344	1,181	4.14%	102,143	1,043	4.10%
Total interest bearing liabilities	546,574	3,052	2.24%	468,789	2,168	1.86%
Non-interest-bearing liabilities:
Demand	27,425			23,398
Other Liabilities	8,575			10,778
Total liabilities	582,574			502,965
Stockholders’ equity	46,586			44,899
Total liabilities and stockholders’ equity	$629,160			$547,864
Net interest income		$4,700			$4,544

Average interest rate spread			2.99%			3.31%

Net interest margin			3.17%			3.49%

(1) Includes non-accrual loans

(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Overview. The Company reported consolidated net income for the three-month period ended June 30, 2005 of $840,000, a decline of $193,000 compared to the prior year period. These results primarily reflect increases in interest expense and non-interest expense of $884,000 and $857,000, respectively, partially offset by increases in interest income and non-interest income of $1.0 million and $260,000, respectively, and a decrease in income tax expense of $199,000. The decline in the return on average equity was primarily due to lower net income for the current quarter. Return on average assets decreased as a result of lower net income coupled with an increase in average assets for the current quarter.

Selected operating ratios for the three months ended June 30, 2005 and 2004 are set forth in the table below and the following analysis discusses the changes in components of operating results.

CARVER BANCORP, INC. AND SUBSIDIARIES

SELECTED KEY RATIOS

(Unaudited)

Selected Operating Ratios:	Three Months Ended June 30,

	2005		2004

Return on average assets (1)	0.53%		0.79%
Return on average equity (2)	7.21		9.64
Interest rate spread (3)	2.99		3.31
Net interest margin (4)	3.17		3.49
Operating expenses to average assets (5)	3.05		2.88
Equity-to-assets (6)	7.60		8.04
Efficiency ratio (7)	78.62		69.29
Average interest-earning assets to
interest-bearing liabilities	1.08	x	1.11	x

(1) Net income divided by average total assets, annualized.
(2) Net income divided by average total equity, annualized.
(3) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(4) Net interest income divided by average interest-earning assets, annualized.
(5) Operating expenses divided by sum of net interest income plus non-interest income.
(6) Total equity divided by assets at period end.
(7) Non-interest expenses less loss on real estate owned divided by average total assets, annualized.

Interest Income. Interest income increased by $1.0 million, or 15.5%, to $7.8 million for the three months ended June 30, 2005, compared to $6.7 million in the prior year period. Interest income increased primarily as a result of higher average balances in all interest-earning assets: total loans, total securities and federal funds balances, compared to the prior year period. The average balance of interest-earning assets increased by $73.3 million, or 14.1%, to $592.9 million for the three months ended June 30, 2005 compared to $519.6 million for the prior year period. Also contributing to the increase in net income was a 6 basis points increase in the annualized average yield on interest-earning assets to 5.23% for the three months ended June 30, 2005 compared to 5.17% for the prior year period, reflecting increases in yields on federal funds and total securities of 202 basis points and 18 basis points, respectively. The increase in yield on interest-earning assets was partially offset by a decrease of 13 basis points in yields on total loans.

Interest income on loans increased by $790,000, or 14.6%, to $6.2 million for the three months ended June 30, 2005 compared to $5.4 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $61.0 million to $419.2 million compared to $358.2 million for the prior year period. The increase was partially offset by annualized average yield on loans for the three months ended June 30, 2005 which declined 13 basis points to 5.92% compared to 6.05% for the prior year period. The year over year growth in loan balance is reflective of management’s commitment to asset growth primarily through adding high quality mortgage loans to its portfolio and exceed loan repayments. The decline in loan yields is reflective of the current rate environment in which longer term rates which guide mortgage loans yields, have not yet caught up with rising shorter-term borrowing rates, so that new loans are entering the portfolio at a lower interest rate than those being paid off.

Interest income on total securities increased by $140,000 to $1.4 million for the three months ended June 30, 2005 compared to $1.3 million for the prior year period. The increase was primarily the result of an increase of $8.2 million, or 5.6%, in the average balance of investment securities to $153.5 million compared to $145.3 million in the prior year period related to the purchase of additional securities for collateral purposes. Also contributing to the increase in interest income on securities was an 18 basis points rise in the annualized average yield on securities to 3.65% from 3.47% in the prior year period.

Interest income on federal funds sold increased by $110,000, or 305.6%, to $146,000 for the three months ended June 30, 2005 compared to $36,000 for the prior year period. The rise was primarily attributable to an increase of 202 basis points in the annualized yield on federal funds sold combined with an increase in the average balance of federal funds of $4.0 million, or 25.2%, to $20.1 million from $16.0 million in the prior year period. Yields on federal funds increased as the FMOC raised rates twice in the quarter for a total of 50 basis points and seven separate times in the last fiscal year for a total of 175 basis points.

Interest Expense. Total interest expense increased by $884,000, or 40.8%, to $3.1 million for the three months ended June 30, 2005, compared to $2.2 million for the prior year period. The rise resulted primarily from an increase in the average balance of interest-bearing liabilities of $77.8 million, or 16.6%, to $546.6 million from $468.8 million during the prior year period. Also contributing to the increase in interest expense was higher annualized average cost of interest-bearing liabilities of 38 basis points to 2.24% for the first quarter of fiscal 2006 from 1.86% for the prior year period.

Interest expense on deposits increased $746,000 or 66.3%, to $1.9 million for the three months ended June 30, 2005, compared to $1.1 million for the prior year period. The increase in interest expense on deposits was due primarily to a $65.4 million increase in the average balance of interest-bearing deposits to $429.6 million for the three months ended June 30, 2005 from $364.2 million for the prior year period. Additionally, a 51 basis point rise in the rate paid on deposits to 1.74% compared to 1.23% for the prior year period added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has grown core deposits including new deposits from branch expansion, however, these new deposits are increasing in cost as short-term rates rise, thus decreasing the Bank’s net interest margin. See “Liabilities and Stockholders’ Equity—Liabilities.”

Interest expense on advances and other borrowed money increased $138,000, or 13.2%, to $1.2 million for the three months ended June 30, 2005 compared to $1.0 million for the prior year period. The increase was primarily the result of a $12.2 million increase in the average balance of outstanding borrowings to $114.3 million from $102.1 million from the prior year period. Also adding to the increase was a 4 basis point increase in the cost of borrowed money to 4.14% from 4.10% for the prior year period. The cost of debt service related to the issuance of $13 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003 has increased since issuance and is expected to continue to rise as rates increase. The Bank paid down some of its high cost FHLB-NY advances in the first quarter of this fiscal year and as opportunities arise, management intends to replace matured FHLB-NY advances with lower costing deposits. See “Liabilities and Stockholders’ Equity—Liabilities.”

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses increased $156,000, or 3.4%, to $4.7 million for the three months ended June 30, 2005, compared to $4.5 million for the prior year period. The increase resulted from the average balance of interest-earning assets growing faster than deposits and short-term borrowings partially offset by deposits and borrowings repricing at higher rates. The Company’s annualized average interest rate spread for the three months ended June 30, 2005 decreased by 32 basis points to 2.99% compared to 3.31% in the prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 32 basis points to 3.17% for the three months ended June 30, 2005 from 3.49% in the prior year period.

Provision for Loan Losses and Asset Quality. The Company did not provide for additional loan loss reserves for the three-month periods ended June 30, 2005 or 2004 as the Company considers the overall allowance for loan losses to be adequate. During the first quarter of fiscal 2006 and 2005, the Company recorded net charge-offs of $16,000 and $20,000, respectively. At June 30, 2005, the Bank’s allowance for loan losses was $4.1 million, substantially unchanged from March 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 261.0% at June 30, 2005 compared to 410.7% at March 31, 2005. The ratio of the allowance for loan losses to total loans was 0.97% at June 30, 2005 compared to 0.96% at March 31, 2005.

At June 30, 2005, non-performing assets totaled $1.6 million, or 0.37% of total loans receivable compared to $1.0 million, or 0.23% of total loans receivable, at March 31, 2005. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Other real estate owned consists of property acquired through foreclosure or deed in lieu of foreclosure. As of the end of June 30, 2005, the Bank held one real estate owned property as a result of a property tax redemption. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of certain individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and guidance and other relevant factors. See also “Critical Accounting Policies – Allowance for Loan Losses”.

Non-Interest Income. Total non-interest income for the quarter ended June 30, 2005 increased $260,000, or 22.8%, to $1.4 million, compared to $1.1 million for the prior year period. The increase was largely due to additional loan fees and service charges of $150,000, depository fees and charges of $110,000 and other income of $85,000. Loan fees and service charges increased primarily from increased mortgage prepayment penalties. Depository fees and charges rose from additional ATM and debit card fees as well as from commissions earned through the sale of investment and insurance products. The increase in other income was primarily derived from returns on the Bank’s investment in a bank owned life insurance program. Partially offsetting the increase in non-interest income was a decline in gain on the sale of securities compared to the same period last year, when a $94,000 gain was realized.

Management anticipates continued momentum in depository fees and services charges as the Bank moves toward recognizing the full potential of its franchise expansions and offering more financial products. While it is not expected that mortgage prepayments will continue at these levels, the Company’s strategy is to boost future loan fee income through new product offerings such as subprime and fixed-rate jumbo mortgage products. These new products will be originated and subsequently sold to a pre-established secondary market purchaser, thereby generating additional non-interest income while mitigating the Bank’s exposure to additional credit risk.

Non-Interest Expense. For the quarter ended June 30, 2005, total non-interest expense increased $857,000, or 21.8%, to $4.8 million, compared to $3.8 million for the prior year period. The rise in non-interest expense was largely the result of increased employee compensation and benefits expense of $523,000 related to branch expansion and increased costs of employee benefit plans. Net occupancy expense increased $97,000, or 24.0%, to $501,000 compared to $404,000 for the same period last year. Equipment expense rose $72,000, or 19.5%, to $442,000 compared to $370,000 for the same period last year. The increases in occupancy and equipment were primarily related to opening of new branches and 24/7 ATM Centers. Additionally, other non-interest expense increased $165,000 primarily as a result of franchise expansion, $65,000 of which was for additional advertising.

Management believes that while the Company’s efficiency ratio significantly exceeds its peers, it is reflective of the dramatic steps being taken to grow the franchise as part of a broader objective of accelerating the pace along the path to higher earnings.

Income Tax Expense. For the three-month period ended June 30, 2005, income before taxes decreased $441,000, or 25.3%, to $1.3 million compared to $1.7 million for the prior year period. Consequently, income tax expense decreased $199,000, or 30.0%, to $464,000 compared to $663,000 for the prior year period.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2005 in Item 7A of the Company’s 2005 10-K and is incorporated herein by reference. The Company believes that there have been no material changes in the Company’s market risk at June 30, 2005 compared to March 31, 2005.

ITEM 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our audited Consolidated Financial Statements in the 2005 10-K and is incorporated herein by reference. Except as set forth below, there have been no material changes with regard to such legal proceedings since the filing of the 2005 10-K.

In January 2004, Michael Lee & Company (“Michael Lee”), former accountants for Hale House Center, Inc., filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations (“Hale House plaintiffs”) in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee’s alleged provision of deficient accounting services to Hale House. The basis of Michael Lee’s contribution claim against Carver Federal is that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Michael Lee seeks contribution from Carver Federal in the amount of at least $8.5 million or the amount of any money judgment entered against Michael Lee in favor of the Hale House plaintiffs. On February 4, 2004 Carver Federal filed a motion to dismiss the complaint in its entirety and, on February 11, 2004, Michael Lee served a cross-motion for summary judgment against Carver Federal. In May 2004, the court ruled in favor of Carver Federal and judgment was entered in Carver Federal’s favor on June 14, 2004. Michael Lee has appealed the judgment. Carver Federal opposed the appeal as untimely but it was found to be timely filed. Michael Lee’s appeal is pending. Carver Federal intends to defend itself vigorously. In the opinion of management, after consultation with legal counsel, the lawsuit is without merit and the ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s results of operations, business operations or consolidated financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Holding Company made no purchases of additional shares of its common stock under its stock repurchase program.

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

CARVER BANCORP, INC.

Date: August 12, 2005	By:	/s/ Deborah C. Wright
	Name:	Deborah C. Wright
	Title:	Chairman, President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ William C. Gray
	Name:	William C. Gray
	Title:	Senior Vice President and Chief Financial Officer