Form 10-Q
period 2005-09-30
CARVER BANCORP INC
filed 2005-11-14
CIK 1016178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         13-3904174
----------------------------------------                     -------------------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


75 WEST 125TH STREET, NEW YORK, NEW YORK                            10027
----------------------------------------                     -------------------
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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01                              2,513,458
----------------------------                    -------------------------------
           Class                                Outstanding at October 31, 2005

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition as of September 30, 2005 (unaudited) and March 31, 2005

                   Consolidated Statements of Income for the Three and Six Months Ended September 30, 2005 and 2004 (unaudited)

                   Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the Six Months Ended September 30, 2005 (unaudited)

                   Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004 (unaudited)

                   Notes to Consolidated Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            CARVER BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In thousands, except share data)

                                                                 SEPTEMBER 30,   MARCH 31,
                                                                      2005         2005
                                                                 -------------  -----------
                                                                  (UNAUDITED)

ASSETS
Cash and cash equivalents:
  Cash and due from banks                                        $    10,468    $    13,020
  Federal funds sold                                                   8,700          6,800
  Interest Earning Deposits                                              600            600
                                                                 -----------    -----------
       Total cash and cash equivalents                                19,768         20,420
Securities:
  Available-for-sale, at fair value (including
    pledged as collateral of $104,882 at September 30, 2005
    and $112,503 at March 31, 2005)                                  108,150        118,033
  Held-to-maturity, at amortized cost (including pledged as
    collateral of $27,460 at September 30, 2005
    and $30,900 at March 31, 2005; fair value of $27,575 at
    September 30, 2005 and $31,310 at March 31, 2005)                 27,836         31,302
                                                                 -----------    -----------
       Total securities                                              135,986        149,335
Loans receivable:
  Real estate mortgage loans                                         453,837        424,387
  Consumer and commercial business loans                               1,502          1,697
  Allowance for loan losses                                           (4,064)        (4,097)
                                                                 -----------    -----------
       Total loans receivable, net                                   451,275        421,987
Office properties and equipment, net                                  13,718         13,658
Federal Home Loan Bank of New York stock, at cost                      5,624          5,125
Real estate owned                                                         10             --
Accrued interest receivable                                            2,912          2,702
Other assets                                                          18,405         13,150
                                                                 -----------    -----------
       Total assets                                              $   647,698    $   626,377
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                       $   465,855    $   453,454
  Advances from the Federal Home Loan Bank of New York and
    other borrowed money                                             125,316        115,299
  Other liabilities                                                    9,039         11,823
                                                                 -----------    -----------
          Total liabilities                                          600,210        580,576
Stockholders' equity:
  Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,513,458 and
    2,501,338 outstanding at September 30, 2005 and March 31,
    2005, respectively)                                                   25             25
  Additional paid-in capital                                          23,941         23,937
  Retained earnings                                                   23,814         22,748
  Unamortized awards of common stock under ESOP and management
    recognition plan ("MRP")                                             (37)          (254)
  Treasury stock, at cost (11,233 shares at September 30, 2005
    and 23,353 shares at March 31, 2005)                                (202)          (420)
  Accumulated other comprehensive loss                                   (53)          (235)
                                                                 -----------    -----------
       Total stockholders' equity                                     47,488         45,801
                                                                 -----------    -----------
       Total liabilities and stockholders' equity                $   647,698    $   626,377
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                                   CARVER BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    -------------------------    -------------------------
                                                       2005          2004           2005          2004
                                                    -----------   -----------    -----------   -----------

Interest Income:
  Loans                                             $     6,214   $     5,700    $    12,421   $    11,116
  Mortgage-backed securities                              1,135         1,102          2,260         2,129
  Investment securities                                     277           189            551           422
  Federal funds sold                                        122            22            268            58
                                                    -----------   -----------    -----------   -----------
       Total interest income                              7,748         7,013         15,500        13,725

Interest expense:
  Deposits                                                2,096         1,313          3,966         2,438
  Advances and other borrowed money                       1,117         1,055          2,298         2,098
                                                    -----------   -----------    -----------   -----------
       Total interest expense                             3,213         2,368          6,264         4,536

       Net interest income                                4,535         4,645          9,236         9,189

Provision for loan losses                                    --            --             --            --
                                                    -----------   -----------    -----------   -----------
       Net interest income after
         provision for loan losses                        4,535         4,645          9,236         9,189

Non-interest income:
  Depository fees and charges                               668           535          1,297         1,055
  Loan fees and service charges                             339           557          1,013         1,080
  Gain on sale of securities                                 --            --             --            94
  Impairment of securities                                   --        (1,472)            --        (1,472)
  Gain on sale of loans                                      10            44             20            45
  Grant income                                               --         1,140             --         1,140
  Other                                                      14            26             99            28
                                                    -----------   -----------    -----------   -----------
       Total non-interest income                          1,031           830          2,429         1,970

Non-interest expense:
  Employee compensation and benefits                      2,330         2,068          4,854         4,069
  Net occupancy expense                                     578           473          1,079           876
  Equipment, net                                            488           395            929           764
  Merger related expenses                                    --           847             --           847
  Other                                                   1,240         1,286          2,568         2,452
                                                    -----------   -----------    -----------   -----------
       Total non-interest expense                         4,636         5,069          9,430         9,008

       Income before income taxes                           930           406          2,235         2,151
Income taxes                                                329           151            793           814
                                                    -----------   -----------    -----------   -----------
       Net income                                   $       601   $       255    $     1,442   $     1,337
                                                    ===========   ===========    ===========   ===========

Dividends applicable to preferred stock             $        --   $        49    $        --   $        98

       Net income available to common stockholder   $       601   $       206    $     1,442   $     1,239
                                                    ===========   ===========    ===========   ===========

Earnings per common share:
       Basic                                        $      0.24   $      0.09    $      0.58   $      0.54
                                                    ===========   ===========    ===========   ===========
       Diluted                                      $      0.23   $      0.09    $      0.56   $      0.51
                                                    ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                                     CARVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           AND COMPREHENSIVE INCOME
                                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                      ADDITIONAL                                    COMPRE-
                                          COMMON       PAID-IN-      RETAINED       TREASURY        HENSIVE
                                           STOCK       CAPITAL       EARNINGS        STOCK           INCOME
                                        -----------   -----------   -----------    -----------    ------------

BALANCE--MARCH 31, 2005                 $        25   $    23,937   $    22,748    $      (420)   $      (235)
Comprehensive income :
Net income                                       --            --           840             --             --
Change in net unrealized gain on
  available-for-sale securities,
  net of taxes                                   --            --            --             --            258
                                        -----------   -----------   -----------    -----------    -----------
Comprehensive income, net of taxes:              --            --           840             --            258
Dividends paid                                   --            --          (174)            --             --
Treasury stock activity                          --             1            --            189             --
Issuance (Purchase) of shares for
  MRP                                            --            --            --             --             --
                                        -----------   -----------   -----------    -----------    -----------
Balance--June 30, 2005                  $        25   $    23,938   $    23,414    $      (231)   $        23
Comprehensive income:
Net income                                       --            --           601             --             --
Change in net unrealized gain on
  available-for-sale securities,
  net of-taxes                                   --            --            --             --            (76)
                                        -----------   -----------   -----------    -----------    -----------
Comprehensive income, net of taxes:              --            --           601             --            (76)
Dividends paid                                   --            --          (201)            --             --
Treasury stock activity                          --             3            --             29             --
Issuance (Purchase) of shares for
  MRP                                            --            --            --             --             --
                                        -----------   -----------   -----------    -----------    -----------
BALANCE--SEPTEMBER 30, 2005             $        25   $    23,941   $    23,814    $      (202)   $       (53)
                                        ===========   ===========   ===========    ===========    ===========


[TABLE CONTINUED]


                                         COMMON STOCK   COMMON STOCK      TOTAL
                                         ACQUIRED BY    ACQUIRED BY    STOCKHOLDERS'
                                             ESOP           MRP           EQUITY
                                         ------------   ------------   ------------

BALANCE--MARCH 31, 2005                  $      (126)   $      (128)   $    45,801
Comprehensive income :
Net income                                        --             --            840
Change in net unrealized gain on
  available-for-sale securities,
  net of taxes                                    --             --            258
                                         ------------   ------------   ------------
Comprehensive income, net of taxes:               --             --          1,098
Dividends paid                                    --           (174)
Treasury stock activity                          115             29            334
Issuance (Purchase) of shares for
  MRP                                             --             --             --
                                         ------------   ------------   ------------
Balance--June 30, 2005                   $       (11)   $       (99)   $    47,059
Comprehensive income:
Net income                                        --             --            601
Change in net unrealized gain on
  available-for-sale securities,
  net of-taxes                                    --             --            (76)
                                         ------------   ------------   ------------
Comprehensive income, net of taxes:               --             --            525
Dividends paid                                    --             --           (201)
Treasury stock activity                           --             73            105
Issuance (Purchase) of shares for
  MRP                                             --             --             --
                                         -----------    -----------    ------------
BALANCE--SEPTEMBER 30, 2005              $       (11)   $       (26)   $    47,488
                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                 CARVER BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

                                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                                        ------------------------------
                                                                             2005           2004
                                                                          -----------    -----------

Cash flows from operating activities:
  Net income                                                              $     1,442    $     1,337
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Provision for loan losses                                                      --             --
    ESOP and MRP expense                                                          217            114
    Depreciation and amortization expense                                         770            696
    Other amortization                                                           (259)         2,731
    Gain from sale of securities                                                   --            (94)
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                      (210)          (167)
    Increase in other assets                                                   (5,265)        (7,121)
    Decrease in other liabilities                                              (2,380)        (8,680)
                                                                          -----------    -----------
       Net cash used in operating activities                                   (5,685)       (11,184)
                                                                          -----------    -----------
Cash flows from investing activities:
  Purchases of securities:
    Available-for-sale                                                        (26,811)       (68,479)
  Proceeds from principal payments, maturities and calls of securities:
    Available-for-sale                                                         35,166         31,109
    Held-to-maturity                                                            3,403         10,592
  Proceeds from sales of available-for-sale securities                          1,575          7,288
  Disbursements for loan originations                                         (52,663)       (49,878)
  Loans purchased from third parties                                          (41,512)       (31,480)
  Principal collections on loans                                               60,192         51,612
  Purchase of FHLB-NY stock                                                      (499)           (49)
  Proceeds from loans sold                                                      4,999          4,042
  Additions to premises and equipment                                            (830)        (2,241)
                                                                          -----------    -----------
       Net cash used in investing activities                                  (16,980)       (47,484)
                                                                          -----------    -----------
Cash flows from financing activities:
  Net increase in deposits                                                     12,401         53,143
  Net proceeds from (repayment of) FHLB advances and
    other borrowed money                                                        9,988         (3,729)
  Common stock repurchased                                                         --           (114)
  Dividends paid                                                                 (376)          (373)
                                                                          -----------    -----------
       Net cash provided by financing activities                               22,013         48,927
                                                                          -----------    -----------
Net decrease in cash and cash equivalents                                        (652)        (9,741)
Cash and cash equivalents at beginning of the period                           20,420         22,774
                                                                          -----------    -----------
Cash and cash equivalents at end of  the period                           $    19,768    $    13,033
                                                                          ===========    ===========


Supplemental information:
Noncash Transfers-
  Change in unrealized gain on valuation of available-for-sale
       investments, net                                                   $       182    $      (244)

Cash paid for-
  Interest                                                                $     6,261    $     4,636
  Income taxes                                                            $     2,092    $     1,940


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

         The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 ("2005 10-K") previously filed with the SEC. The consolidated results of operations and other data for the three-month or six-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006 ("fiscal 2006").

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

         In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board ("FASB"), revised Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51" ("FIN46R"), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities ("trust preferred securities"). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 6.94% as of September 30, 2005. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. See Note 6 for further discussion of the impact of our adoption of FIN 46R.


(2)  NET INCOME PER COMMON SHARE

         Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month period ended September 30, 2004, preferred dividends of $49,250 were deducted from net income to arrive at the amount of net income available to common stockholders. Additionally, for the three-month period ended September 30, 2004, 208,333 shares of common stock, were potentially issuable from the conversion of preferred stock. However, in October 2004 all outstanding shares of preferred stock were converted into common shares. Also, 62,679 shares of common stock at September 30, 2005 and 89,018 of common stock at September 30, 2004 were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended September 30, 2005 and 2004, respectively. The effects of these potentially dilutive common shares were considered in determining the diluted net income per common share.


(3)  STOCK OPTION PLAN

ACCOUNTING FOR STOCK BASED COMPENSATION

         The Holding Company grants "incentive stock options" only to its employees and grants "nonqualified stock options" to employees and non-employee directors. Under Accounting Principle Board Opinion ("APB") No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION, SHARE BASED PAYMENT", ("SFAS 123R") which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R, per SEC guidance, is effective as of the first annual reporting period beginning after June 15, 2005. Carver Federal will adopt SFAS 123R as of April 1, 2006. Further disclosure is presented in Note 6.

         The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123R for Carver's Stock Option Plan, for the quarters ended:

                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2005              2004
                                                      ----------------  ----------------

Net Income available to common shareholders:
    As reported                                                  $601              $206
       Total stock-based employee compensation
       expense determined under fair value based
       methods for all awards, net of tax effects                 (14)               (4)
                                                      ----------------  ----------------
    Pro forma                                                    $587              $202
                                                      ================  ================

Basic earnings per share:
    As reported                                                 $0.24             $0.09
    Pro forma                                                    0.23              0.09

Diluted earnings per share:
    As reported                                                 $0.23             $0.09
    Pro forma                                                    0.23              0.09

        The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 4.15% and 4.50%, for the relevant quarters ended September 30, 2005 and 2004, respectively; volatility of 24.24% and 27.54% for the quarters ended September 30, 2005 and 2004, respectively; expected dividend yield was calculated using annual dividends of $0.32 and $0.28 per share for the quarters ended September 30, 2005 and 2004, respectively; and an expected life ten years was used for all option grants.


(3)  EMPLOYEE BENEFIT PLANS

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

         The following table sets forth the components of net periodic pension expense for the pension plan and directors' retirement plan for the three months ended September 30, of the calendar years indicated.

                                                EMPLOYEE PENSION PLAN       NON-EMPLOYEE DIRECTORS' PLAN
                                                 2005           2004           2005             2004
                                              -----------    -----------    -----------      -----------
                                                                   (IN THOUSANDS)

Interest Cost                                 $        42    $        42    $         2      $         2
Expected Return on Assets                             (59)           (59)            --               --
                                              -----------    -----------    -----------      -----------
    Net Periodic Benefit Expense / (Credit)   $       (17)   $       (17)   $         2      $         2
                                              ===========    ===========    ===========      ===========


(5)  COMMON STOCK DIVIDEND

         On October 25, 2005, the Board of Directors of the Holding Company declared, for the quarter ended September 30, 2005, a cash dividend of eight cents ($0.08) per common share outstanding. The dividend is payable on November 22, 2005 to stockholders of record at the close of business on November 8, 2005.


(6)  RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES AND ERROR CORRECTIONS

         In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS"(SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," or APB No. 20, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transaction provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Carver will adopt this pronouncement as of April 1, 2006 and it is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

ACCOUNTING FOR STOCK BASED COMPENSATION, SHARE BASED PAYMENT

         In December 2004, the FASB issued SFAS 123R which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R, per SEC guidance, is effective as of the first annual reporting period beginning after June 15, 2005. Carver will adopt this pronouncement as of April 1, 2006 and it is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

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

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER" ("SOP No. 03-3"). SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP No. 03-3 prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 did not have any impact on the Company's financial condition or results of operations.


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

OVERVIEW

         The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. The Bank is focused on successfully building its core business by providing superior customer service while offering a wide range of financial products. As of September 30, 2005, the Bank operated eight full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan and five stand alone 24/7 ATM centers.

         Carver Federal's net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank's earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by any incremental provision for loan losses, as well as non-interest income and operating expenses. During the fiscal year ended March 31, 2005 ("fiscal 2005"), the Bank was impacted by the changing interest rate environment where the Federal Open Market Committee ("FOMC") raised the federal funds rates seven separate times for a total of 175 basis points. The effect of these interest rate increases negatively impacted our net interest margin as interest rates paid on liabilities increased more quickly than yields earned on assets. These rate increases continue in fiscal 2006 as the FOMC has already raised rates four times in the first six months for a total of 100 basis points. Consequently, Carver's net interest margin echoes the effects of the interest rate environment as net interest margin declined to 3.11% for the second quarter of fiscal 2006 from 3.40% for the same prior year period. While the Bank experienced strong growth in its core business as reflected in loan and deposit growth year over year, this was more than offset by the increased cost of funds, primarily deposits, partially offset by the increase in the yield on interest-earning assets. The increase in the cost of funds was primarily the result of higher costing certificates of deposit and money market accounts. The Bank has been increasing the rates offered on these products to remain competitive which has enabled retention of money market and maturing certificates of deposit accounts as well as attracted new deposit relationships. Comparatively, checking and savings deposit products did not experience the same competitive interest rate pressures as did the money market and certificate of deposit accounts and accordingly there were no significant rate increases. The growth in core deposits further fueled improvements in depository fees and charges. During the quarter ended September 30, 2005, loan origination and purchase volumes were solid resulting in a 6.9% increase in the net loan portfolio. Nonresidential mortgage loans and construction loans accounted for much of the total loan originations and purchases. However, the resulting increase in interest income on loans was partially offset by a decline in the overall yield of the loan portfolio. The decrease in yield of the loan portfolio can be primarily attributed to current rates on loans being added to portfolio, repayment of existing higher yielding loans and repricing of higher-priced existing loans to current lower market rates. The Bank's securities and federal funds sold portfolios are shorter term in duration and thereby benefit from the rise in short term interest rates. The increased yield on these portfolios resulted in an overall increase in the yield on total interest-earning assets.

         The Bank also generates additional income through depository and loan fees and charges and, to a lesser extent, investment and insurance product sales revenue and, depending on market conditions, net gains on sales of securities and loans. Management expects to improve income contributions from these sources through investments made for franchise expansion, better customer service and more financial product offerings.

         The level of operating expenses such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense further affects the Bank's net income. Management's goal is to continue to control, and where possible reduce non-interest expense, consistent with its franchise expansion objectives. Initiatives have already begun with outsourcing of our core processing and ATM driving technology and a number of other outsourcing actions are planned in the near future.

         This discussion and analysis of the Company's financial condition should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company's 2005 10-K.

CRITICAL ACCOUNTING POLICIES

         Note 1 to our audited Consolidated Financial Statements for fiscal 2005 included in our 2005 10-K, as supplemented by this report, contains a summary of our significant accounting policies and is incorporated herein. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of our 2005 10-K.


ALLOWANCE FOR LOAN LOSSES

         Allowance for loan losses are maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of September 30, 2005. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

         Carver Federal maintains a loan review system, which calls for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

         The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

         o Establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the Bank's external auditors.

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

         The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the Bank's Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

         Other evidence used to support the amount of the allowance and its components include:

         o    Regulatory examinations

         o    Amount and trend of criticized loans

         o    Actual losses

         o    Peer comparisons with other financial institutions

         o Economic data associated with the real estate market in the Company's market area

         o Opportunities to dispose of marginally performing loans for cash consideration

         A loan is considered to be impaired, as defined by SFAS No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" ("SFAS 114"), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the allowance for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

STOCK REPURCHASE PROGRAM

         In August 2002, Carver's Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company's outstanding common stock, or approximately 10 percent of the then outstanding shares. Since that time, the Company has purchased 83,584 shares at an average price of $17.03 to fund its stock-based benefit and compensation plans. On October 25, 2005, the Board of Directors approved accelerating repurchase of the remaining 148,051 shares under the 2002 stock repurchase program, or up to a $2.5 million total investment, to take place over the next 18 months. This acceleration is intended not only to return capital to shareholders and capitalize on current trading values, but to continue funding stock-based benefit and compensation plans. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

         The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At September 30, 2005, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $29.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

         The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2005, total cash and cash equivalents decreased by $652,000 reflecting cash used in operating and investing activities mainly offset by cash provided by financing activities. Net cash used in operating activities during this period was $5.7 million, primarily representing cash due from receivables included in other assets and cash used in the satisfaction of other liabilities offset in part by cash provided from operations. Net cash used in investing activities was $17.0 million, primarily representing cash disbursements to fund mortgage loan originations and purchases partially offset by principal collections on loans, repayment of principal on securities, maturities of securities and proceeds from the sale of available-for-sale securities. Net cash provided by financing activities was $22.0 million, primarily representing a net increase in advances from the FHLB-NY as a result of new borrowings and a net increase in deposit balances. See "Liabilities and Stockholders Equity--Liabilities" for a discussion of the changes in deposits and FHLB-NY borrowings.

         The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, investing and financing activities during any given period. The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank's liquidity.

         Since the beginning of fiscal 2006, the FOMC raised the federal funds rate four times resulting in a 100 basis point increase. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have not increased as dramatically. When mortgage interest rates increase, customers' refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

         The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At September 30, 2005, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.

         The table below presents certain information relating to the Bank's capital compliance at September 30, 2005.


                               REGULATORY CAPITAL
                              AT SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                         Amount     % of Assets
                                                      -----------   -----------

Total capital (to risk-weighted assets):
Capital level                                         $    64,227       14.72 %
Less requirement                                           34,909          8.00
                                                      -----------   -----------
Excess                                                $    29,318          6.72
                                                      ===========   ===========

Tier 1 capital (to risk-weighted assets):
Capital level                                         $    60,163       13.79 %
Less requirement                                           17,455          4.00
                                                      -----------   -----------
Excess                                                $    42,708          9.79
                                                      ===========   ===========

Tier 1 Leverage capital (to adjusted total assets):
Capital level                                         $    60,163        9.26 %
Less requirement                                           25,999          4.00
                                                      -----------   -----------
Excess                                                $    34,164        5.26 %
                                                      ===========   ===========


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND MARCH 31, 2005

ASSETS

         Total assets increased $21.3 million, or 3.4%, to $647.7 million at September 30, 2005 compared to $626.4 million at March 31, 2005. The increase in total assets was primarily the result of net loan growth of $29.3 million and increases in other assets, FHLB-NY stock and accrued interest receivable of $5.3 million, $499,000 and $210,000, respectively. These increases to total assets were partially offset by decreases in total securities and cash and cash equivalents of $13.3 million and $652,000, respectively.

         Cash and cash equivalents for the first six months of fiscal 2006 decreased $652,000 or 3.2%, to $19.8 million at September 30, 2005 compared to $20.4 million at March 31, 2005. The decrease was primarily a result of the Bank using its net liquid assets to fund additions to the mortgage loan portfolio and pay off matured borrowings.

         Total securities decreased $13.3 million, or 8.9%, to $136.0 million at September 30, 2005 from $149.3 million at March 31, 2005 as security repayments, maturities and sales exceeded new purchases. The securities portfolio decline reflects $22.8 million in total principal repayments, maturities of $15.8 million and the sale of $1.6 million of Independence Federal Savings Bank ("IFSB") common stock. Reductions to the securities portfolio were offset in part by new purchases amounting to $26.8 million, to replace repaid securities held as collateral for deposits. These purchases consisted of $23.3 million in United States Treasury and Agency securities and $3.5 million in Government National Mortgage Association mortgage-backed securities. Also offsetting decreases to total securities was a net unrealized gain on securities of $316,000 resulting from the mark-to-market of the available for sale securities in portfolio.

         Total loans receivable, net, increased $29.3 million, or 6.9%, to $451.3 million at September 30, 2005 from $422.0 million at March 31, 2005. The increase resulted primarily from $94.2 million in loan originations and purchases exceeding $65.2 million in repayments and sales during the first half of fiscal 2006. Loan originations for the period totaled $52.7 million and were comprised of $18.8 million in construction, $18.3 million in non-residential mortgage loans, $8.6 million in one-to four residential loans, $6.8 million in multi-family loans and $246,000 in consumer loans. Total loan purchases for the same period amounted to $41.5 million of which $24.2 were non-residential mortgages, $13.4 million were construction loans and $3.9 million were multi-family loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Management also assesses yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

         The Bank's investment in FHLB-NY stock increased by $499,000, or 9.7%, to $5.6 million compared to $5.1 million at March 31, 2005. This additional stock purchase was necessary as the Bank acquired an additional $18.0 million advance at the end of the quarter to fund loan purchases.

         Other assets increased $5.2 million, or 40.0%, to $18.4 million at September 30, 2005 from $13.2 million at March 31, 2005. The increase was primarily attributable to a short-term receivable at the end of September 2005 related to mortgage-backed security principal repayments being held as collateral by New York State.

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

         At September 30, 2005, total liabilities increased by $19.6 million, or 3.4%, to $600.2 million compared to $580.6 million at March 31, 2005. The increase in liabilities primarily reflects increases of $12.4 million and $10.0 million in total deposits and advances from the FHLB-NY and other borrowed money, respectively, partially offset by a decrease of $2.8 million in other liabilities.

         The $12.4 million increase in total deposits represents a 2.7% increase to $465.9 million at September 30, 2005 from $453.5 million at March 31, 2005. The increase in deposit balances was the result of balance increases in certificates of deposits, money market and demand accounts of $4.8 million, $4.8 million and $4.1 million, respectively, partially offset by a decrease of $1.2 million in the balance of savings accounts. Contributing to overall deposit growth was the Bank's continued emphasis on developing depository relationships with borrowers and the offering of special promotions and campaigns to attract new consumer depositors. At September 30, 2005, the Bank managed eight branches and five stand-alone 24/7 ATM Centers. Management believes that deposits will continue to grow as the Bank begins to capitalize on its investment in franchise expansions, customer service and the offering of a wider array of financial products.

         Advances from the FHLB-NY and other borrowed money increased $10.0 million, or 8.7% to $125.3 million at September 30, 2005 compared to $115.3 million at March 31, 2005. This increase is the net result of $18.0 million in additional advances from the FHLB-NY and the repayment of two matured FHLB-NY advances: a $7.0 million advance with a cost of 5.21% and a $1.0 million advance with a cost of 2.50%. Management, with its commitment to manage the impact of margin compression, elected to repay high cost borrowings with available excess liquidity.

         Other liabilities decreased $2.8 million, or 23.6%, to $9.0 million at September 30, 2005 from $11.8 million at March 31, 2005. The decrease was primarily attributable to a $2.1 million corporate tax remittance to taxing authorities, in the first quarter of fiscal 2006, which reduced the Bank's liability for income taxes.

STOCKHOLDERS' EQUITY

         Total stockholders' equity increased $1.7 million or 3.7%, to $47.5 million at September 30, 2005 compared to $45.8 million at March 31, 2005. The increase in total stockholders' equity was primarily attributable to an increase of $1.1 million in retained earnings principally resulting from net income, distributions of the Company's treasury stock to fund benefit plans resulting in an increase in capital of $435,000 and an increase of $182,000 in accumulated other comprehensive income related to the mark-to-market of the Bank's available-for-sale securities. As required by SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with any adjustments made directly to stockholders' equity, net of taxes, and does not impact the Consolidated Statements of Income.

         During the quarter ended September 30, 2005, the Holding Company did not purchase any additional shares of its Common Stock under its stock repurchase program.

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

         As of September 30, 2005, the Bank has outstanding loan commitments and a letter of credit as follows:

                                                                  OUTSTANDING
                                                                  COMMITMENTS
                                                                 --------------
                                                                 (IN THOUSANDS)

Commitments to originate mortgage loans                           $    68,608
Commitments to originate consumer and business  loans                     485
Letter of credit                                                        1,908
                                                                  -----------
         Total                                                    $    71,001
                                                                  ===========


         The Bank also has contractual obligations related to long-term debt obligations and operating leases. As of September 30, 2005, the Bank has contractual obligations as follows:

                                                                           PAYMENTS DUE BY PERIOD
                                                      -------------------------------------------------------------------
                    Contractual                                      Less than      1 - 3         3 - 5        More than
                    Obligations                          Total        1 year         years         years        5 years
----------------------------------------------------  -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS)

Long term debt obligations:
  FHLB advances                                       $   112,488   $    64,490   $    42,684   $     5,108   $       206
  Guaranteed preferred beneficial interest in
    junior subordinated debentures                         12,828            --            --        12,828            --
                                                      -----------   -----------   -----------   -----------   -----------
         Total long term debt obligations                 125,316        64,490        42,684        17,936           206

Operating lease obligations:
  Lease obligations for rental properties                   4,987           615         1,119         1,106         2,147
                                                      -----------   -----------   -----------   -----------   -----------
Total contractual obligations                         $   130,303   $    65,105   $    43,803   $    19,042   $     2,353
                                                      ===========   ===========   ===========   ===========   ===========


ANALYSIS OF EARNINGS

         The Company's profitability is primarily dependent upon net interest income and further affected by provisions for loan losses, non-interest income, non-interest expense and income taxes. The earnings of the Company, which are principally earnings of the Bank, are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, and to a lesser extent by government policies and actions of regulatory authorities.

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

                                            CARVER BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED AVERAGE BALANCES
                                                    (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------------------------
                                                                 2005                                          2004
                                               --------------------------------------    ------------------------------------
                                                AVERAGE                     AVERAGE       AVERAGE                   AVERAGE
INTEREST EARNING ASSETS:                        BALANCE       INTEREST     YIELD/COST     BALANCE      INTEREST    YIELD/COST
                                               ----------    ----------    ----------    ----------   ----------   ----------
                                                                            (DOLLARS IN THOUSANDS)

Loans (1)                                      $  424,882    $    6,214          5.85%   $  380,052   $    5,700         6.00%

Total securities (2)                              146,781         1,412          3.85%      159,616        1,291         3.24%

Fed funds sold                                     14,639           122          3.31%        6,579           22         1.34%
                                               ----------    ----------    ----------    ----------   ----------   ----------
  Total interest earning assets                   586,302         7,748          5.29%      546,247        7,013         5.14%

Non-interest earning assets                        37,090                                    26,593
                                               ----------                                ----------
  Total assets                                 $  623,392                                $  572,840
                                               ==========                                ==========


INTEREST BEARING LIABILITIES:
Deposits:
  Checking                                     $   24,028            18          0.30%   $   20,549           17         0.34%
  Savings and clubs                               137,562           226          0.65%      132,848          202         0.61%
  Money market accounts                            40,573           160          1.56%       29,621           70         0.95%
  Certificates of deposit                         229,670         1,684          2.91%      204,125        1,018         2.00%
                                               ----------    ----------    ----------    ----------   ----------   ----------
  Total deposits                                  431,833         2,088          1.92%      387,143        1,307         1.35%
Mortgagors deposits                                 1,989             8          1.60%        2,846            6         0.90%
Borrowed money                                    107,508         1,117          4.12%      105,690        1,055         4.01%
                                               ----------    ----------    ----------    ----------   ----------   ----------
  Total interest bearing liabilities              541,330         3,213          2.35%      495,679        2,368         1.92%
Non-interest-bearing liabilities:
  Demand                                           27,888                                    24,568
  Other Liabilities                                 7,049                                     6,820
                                               ----------                                ----------
  Total liabilities                               576,267                                   527,067
Stockholders' equity                               47,125                                    45,773
                                               ----------                                ----------
  Total liabilities and stockholders' equity   $  623,392                                $  572,840
                                               ==========                                ==========

Net interest income                                          $    4,535                               $    4,645
                                                             ==========                               ==========

Average interest rate spread                                                     2.94%                                   3.22%
                                                                           ==========                              ==========

Net interest margin                                                              3.11%                                   3.40%
                                                                           ==========                              ==========

---------------
(1)  Includes non-accrual loans
(2)  Includes FHLB-NY stock

                                                CARVER BANCORP, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED AVERAGE BALANCES
                                                       (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------------------------------
                                                                 2005                                           2004
                                               -----------------------------------------    ---------------------------------------
                                                 AVERAGE                       AVERAGE        AVERAGE                     AVERAGE
INTEREST EARNING ASSETS:                         BALANCE        INTEREST     YIELD/COST       BALANCE       INTEREST    YIELD/COST
                                               -----------    -----------    -----------    -----------   -----------   -----------
                                                                               (DOLLARS IN THOUSANDS)

Loans (1)                                      $   421,895    $    12,421           5.89%   $   370,276   $    11,116          6.00%
Total securities (2)                               150,594          2,811           3.73%       153,990         2,551          3.31%
Fed funds sold                                      17,347            268           3.08%        11,294            58          1.02%
                                               -----------    -----------    -----------    -----------   -----------   -----------
  Total interest earning assets                    589,836         15,500           5.26%       535,560        13,725          5.11%
Non-interest earning assets                         36,372                                      24,837
                                               -----------                                 -----------
  Total assets                                 $   626,208                                 $   560,397
                                               ===========                                 ===========


INTEREST BEARING LIABILITIES:
Deposits:
  Checking                                     $    24,858             38           0.30%   $    11,763            36          0.59%
  Savings and clubs                                138,695            449           0.65%       132,867           400          0.60%
  Money market accounts                             38,635            285           1.47%        30,197           136          0.90%
  Certificates of deposit                          228,540          3,177           2.77%       192,270         1,854          1.92%
                                               -----------    -----------    -----------    -----------   -----------   -----------
  Total deposits                                   430,728          3,949           1.83%       367,097         2,426          1.32%
Mortgagors deposits                                  2,290             17           1.48%         2,472            12          0.94%
Borrowed money                                     110,907          2,298           4.13%       105,023         2,098          4.00%
                                               -----------    -----------    -----------    -----------   -----------   -----------
  Total interest bearing liabilities               543,925          6,264           2.30%       474,592         4,536          1.91%
Non-interest-bearing liabilities:
  Demand                                            27,660                                      33,209
  Other Liabilities                                  7,767                                       7,247
                                               -----------                                 -----------
  Total liabilities                                579,352                                     515,048
Stockholders' equity                                46,856                                      45,349
                                               -----------                                 -----------
  Total liabilities and stockholders' equity   $   626,208                                 $   560,397
                                               ===========                                 ===========

Net interest income                                           $     9,236                                 $     9,189
                                                              ===========                                 ===========

Average interest rate spread                                                        2.96%                                      3.20%
                                                                             ===========                                ===========

Net interest margin                                                                 3.14%                                      3.44%
                                                                             ===========                                ===========

---------------
(1)  Includes non-accrual loans
(2) Includes FHLB-NY stock

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         OVERVIEW. The Company reported consolidated net income for the three-month period ended September 30, 2005 of $601,000, an increase of $346,000 compared to $255,000 for the prior year period. These results primarily reflect increases in interest income and non-interest income of $735,000 and $201,000, respectively and a decrease of $433,000 in non-interest expense, partially offset by increases in interest expense and income tax expense of $845,000 and $178,000, respectively. This year over year increase in net income contributed to both the increases in return on average equity and return on average assets for the corresponding period.

         Selected operating ratios for the three months ended September 30, 2005 and 2004 are set forth in the table below and the following analysis discusses the changes in components of operating results.


                      CARVER BANCORP, INC. AND SUBSIDIARIES
                               SELECTED KEY RATIOS
                                   (Unaudited)

                                                      THREE MONTHS ENDED
SELECTED OPERATING RATIOS:                                SEPTEMBER 30,
                                                      2005           2004
                                                  -------------   -----------

Return on average assets (1)                               0.39 %        0.18 %
Return on average equity (2)                               5.10          2.23
Interest rate spread (3)                                   2.94          3.22
Net interest margin (4)                                    3.11          3.40
Operating expenses to average assets (5)                   2.97          3.54
Equity-to-assets (6)                                       7.33          7.84
Efficiency ratio (7)                                      83.29         92.58
Average interest-earning assets to
  interest-bearing liabilities                             1.08 x        1.10 x

---------------
(1)  Net income divided by average total assets, annualized.
(2)  Net income divided by average total equity, annualized.
(3) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(4)  Net interest income divided by average interest-earning assets, annualized.
(5) Non-interest expenses less loss on real estate owned divided by average total assets, annualized.
(6)  Total equity divided by assets at period end.
(7) Operating expenses divided by sum of net interest income plus non-interest income.


         INTEREST INCOME. Interest income increased by $735,000, or 10.5%, to $7.7 million for the three months ended September 30, 2005, compared to $7.0 million in the prior year period. Interest income increased primarily as a result of higher average balances in all interest-earning assets: total loans, total securities and federal funds balances, compared to the prior year period. The average balance of interest-earning assets increased by $40.1 million, or 7.3%, to $586.3 million for the three months ended September 30, 2005 compared to $546.2 million for the prior year period. Also contributing to the increase in net income was a 15 basis points increase in the annualized average yield on interest-earning assets to 5.29% for the three months ended September 30, 2005 compared to 5.14% for the prior year period, reflecting increases in yields on federal funds and total securities of 197 basis points and 61 basis points, respectively. The increase in yield on interest-earning assets was partially offset by a decrease of 15 basis points in yields on total loans.

         Interest income on loans increased by $514,000, or 9.0%, to $6.2 million for the three months ended September 30, 2005 compared to $5.7 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $44.8 million to $424.9 million compared to $380.1 million for the prior year period. The increase was partially offset by a 15 basis points decline in the annualized average yield on loans for the three months ended September 30, 2005 to 5.85% compared to 6.00% for the prior year period. The year over year growth in loan balance is reflective of management's commitment to grow assets primarily through originations and purchases of high quality mortgage loans for its portfolio at a level that exceeds loan repayments. The decline in loan yields is reflective of the current rate environment where longer term rates, which dictate mortgage loans yields, have not yet caught up with rising shorter term rates, so that new loans entering the portfolio are at a lower interest rate than those being paid off.

         Interest income on total securities increased by $121,000, or 9.4%, to $1.4 million for the three months ended September 30, 2005 compared to $1.3 million for the prior year period. The increase was primarily the result of a 61 basis points rise in the annualized average yield on securities to 3.85% from 3.24% in the prior year period as matured and repaid securities are only replaced to the extent additional deposit collateral is needed and are usually at a higher yield. Partially offsetting the increase in interest on total securities is the effect of a reduction in the average balance of investment securities of $12.8 million to $146.8 million compared to $159.6 million in the prior year period.

         Interest income on federal funds sold increased by $100,000 to $122,000 for the three months ended September 30, 2005 compared to $22,000 for the prior year period. The rise was primarily attributable to an increase of 197 basis points in the annualized yield on federal funds sold combined with an increase in the average balance of federal funds of $8.1 million to $14.6 million from $6.6 million in the prior year period. Yields on federal funds increased as the FMOC again raised rates twice in the quarter for a total of 50 basis points.

         INTEREST EXPENSE. Total interest expense increased by $845,000, or 35.7%, to $3.2 million for the three months ended September 30, 2005, compared to $2.4 million for the prior year period. The rise resulted primarily from an increase in the average balance of interest-bearing liabilities of $45.7 million, or 9.2%, to $541.3 million from $495.7 million during the prior year period. Also contributing to the increase in interest expense was a higher annualized average cost of interest-bearing liabilities of 43 basis points to 2.35% for the second quarter of fiscal 2006 from 1.92% for the prior year period.

         Interest expense on deposits increased $783,000 or 59.6%, to $2.1 million for the three months ended September 30, 2005, compared to $1.3 million for the prior year period. The increase in interest expense on deposits was due primarily to a $43.8 million, or 11.2%, increase in the average balance of interest-bearing deposits to $433.8 million for the three months ended September 30, 2005 from $390.0 million for the prior year period. Additionally, a 57 basis point rise in the rate paid on deposits to 1.92% compared to 1.35% for the prior year period added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has grown core deposits including new deposits from branch expansion, however, these new deposits are increasing in cost as short-term rates rise, thus decreasing the Bank's net interest margin. See "Liabilities and Stockholders' Equity--Liabilities."

         Interest expense on advances and other borrowed money increased $62,000, or 5.9%, to $1.1 million for the three months ended September 30, 2005 which is relatively unchanged from the prior year period. The nominal increase was primarily the result of an 11 basis point increase in the cost of borrowed money to 4.12% from 4.01% for the prior year period. The increased cost of borrowed money is mainly related to the cost of debt service of the $13 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003 which has increased since issuance and is expected to continue to rise as rates increase. Also contributing to the increase in interest expense on advances and other borrowed money was a $1.8 million increase in the average balance of outstanding borrowings to $107.5 million from $105.7 million from the prior year period. While the Bank paid down some of its high cost FHLB-NY advances during the fiscal year, an additional advance was taken at quarter end to fund the purchase of some non-residential mortgage loans. As opportunities arise, management intends to replace matured FHLB-NY advances with lower costing deposits. See "Liabilities and Stockholders' Equity--Liabilities."

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses decreased $110,000, or 2.4%, to $4.5 million for the three months ended September 30, 2005, compared to $4.6 million for the prior year period. This decrease resulted from increased cost of funds for deposits and borrowings which are out pacing the returns on loans and investments, as deposits especially, reprice more quickly in this short-term rising rate environment. The Company's annualized average interest rate spread for the three months ended September 30, 2005 decreased by 28 basis points to 2.94% compared to 3.22% in the prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 29 basis points to 3.11% for the three months ended September 30, 2005 from 3.40% in the prior year period.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan loss reserves for the three-month periods ended September 30, 2005 or 2004 as the Company considers the overall allowance for loan losses to be adequate. During the second quarter of fiscal 2006, the Company recorded net charge-offs of $34,000 compared to net recoveries of $11,000 for the prior year period. At September 30, 2005, the Bank's allowance for loan losses was $4.1 million, substantially unchanged from March 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 150.8% at September 30, 2005 compared to 410.7% at March 31, 2005. The ratio of the allowance for loan losses to total loans was 0.89% at September 30, 2005 compared to 0.96% at March 31, 2005.

         At September 30, 2005, non-performing assets totaled $2.7 million, or 0.59% of total loans receivable compared to $1.0 million, or 0.23% of total loans receivable, at March 31, 2005. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. As of the end of September 30, 2005, the Bank held one real estate owned property as a result of a property tax redemption. While non performing assets have increased due to increases in loans 90 days past due, the level of non performing assets to total loans remains within the range the Bank has experienced over the trailing eight quarters. At September 30, 2005, non-performing assets consisted of 13 loans 90 days or more delinquent at an average balance of $205,000, compared to 5 loans with an average balance of $196,000 at March 31, 2005. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         Management's judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of certain individual loans, the risk characteristics and size of the loan portfolio, an assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and guidance and other relevant factors. See also "Critical Accounting Policies - Allowance for Loan Losses".

         NON-INTEREST INCOME. Total non-interest income for the quarter ended September 30, 2005 increased $201,000, or 24.2%, to $1.0 million, compared to $830,000 for the prior year period. Non-interest income was affected by two significant events in the prior year's quarter. The first was a $1.5 million impairment charge deemed other than temporary that resulted from a decline in the market price of IFSB common stock that the Company held. Partially offsetting the impairment charge in the prior year's quarter was the receipt of a net $1.1 million grant from the Department of the Treasury. In the current quarter, non-interest income increased as a result of additional deposit fees and charges of $133,000 from increased ATM and debit card fees as well as commissions from the sale of investments and life insurance. Partially offsetting non-interest income was a decline in loan fees and service charges of $218,000, primarily a reduction in prepayment penalty income as a result of slowing mortgage refinance activity.

         Management anticipates continued momentum in depository fees and services charges as the Bank moves toward recognizing the full potential of its franchise expansions and offering more financial products. Although it is not expected that mortgage prepayments will revert to previous high levels, the Company's strategy is to boost future loan fee income through new product offerings such as subprime and fixed-rate jumbo mortgage products. These new products will be originated and subsequently sold to a pre-established secondary market purchaser, thereby generating additional non-interest income while mitigating the Bank's exposure to additional credit risk.

         NON-INTEREST EXPENSE. For the quarter ended September 30, 2005, total non-interest expense decreased $433,000, or 8.5%, to $4.6 million compared to $5.1 million for the same period last year. The decrease in non-interest expense was primarily due to a charge of $847,000 taken in the prior year's quarter resulting from the expensing of capitalized costs related to the cessation of the merger with IFSB. In the current quarter, employee compensation and benefits expense increased $262,000 primarily as a result of staffing our new branches, Company-wide annual salary increases and the increased cost of employee benefit plans. Also contributing to the increase in non-interest expense in the current quarter were additional net occupancy and equipment expenses of $105,000 and $93,000, respectively, primarily resulting from the new branches and 24/7 ATM centers. Partially offsetting these increases was a decrease in other non-interest expense of $46,000.

         Management believes that while the Company's efficiency ratio exceeds its peers, it is reflective of the dramatic steps that have been taken to grow the franchise as part of a broader objective of accelerating the pace along the path to higher earnings. In addition, management is continuing to conduct a comprehensive review of costs to improve the Company's efficiency ratio. As such, Carver made progress last quarter in reducing costs by successfully completing the outsourcing of our core deposit processing and ATM driving technology. Management is also working on outsourcing a number of corporate administrative functions.

         INCOME TAX EXPENSE. For the three-month period ended September 30, 2005, income before taxes increased $524,000, or 129.1%, to $930,000 compared to $406,000 for the prior year period. Consequently, income tax expense increased $178,000, or 117.9%, to $329,000 compared to $151,000 for the prior year period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

OVERVIEW

         Selected operating ratios for the six months ended September 30, 2005 and 2004 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.


                      CARVER BANCORP, INC. AND SUBSIDIARIES
                               SELECTED KEY RATIOS
                                   (Unaudited)

                                                       SIX MONTHS ENDED
SELECTED OPERATING RATIOS:                               SEPTEMBER 30,
                                                     2005            2004
                                                ---------------  -------------

Return on average assets (1)                              0.46 %         0.48 %
Return on average equity (2)                              6.12           5.90
Interest rate spread (3)                                  2.96           3.20
Net interest margin (4)                                   3.14           3.44
Operating expenses to average assets (5)                  3.03           3.21
Equity-to-assets (6)                                      7.33           7.84
Efficiency ratio (7)                                     80.84          80.72
Average interest-earning assets to
  interest-bearing liabilities                           1.08x          1.13x

---------------
(1)  Net income divided by average total assets, annualized.

(2)  Net income divided by average total equity, annualized.

(3) Combined weighted average interest rate earned less combined weighted average interest rate cost.

(4)  Net interest income divided by average interest-earning assets, annualized.

(5) Non-interest expenses less loss on real estate owned divided by average total assets, annualized.

(6)  Total equity divided by assets at period end.

(7) Operating expenses divided by sum of net interest income plus non-interest income.


         NET INCOME. The Company reported a $105,000 or 7.9% increase in net income for the six months ended September 30, 2005 to $1.4 million compared to $1.3 million for the corresponding prior year period. This income resulted in a year-to-date earnings per diluted share of $0.56, compared to $0.51 for the corresponding prior year period. Income for the six months ended September 30, 2004 included a grant from the Department of the Treasury of $1.1 million offset by a $1.5 million impairment charge for IFSB stock deemed other than temporary and an $847,000 charge for the terminated merger with IFSB. Net income for the six months ended September 30, 2005 benefited from increases in non-interest income and net interest income of $459,000 and $47,000, respectively, and a decrease in income tax expense of $21,000, partially offset by an increase of $422,000 in non-interest expense.

         INTEREST INCOME. Interest income increased by $1.8 million, or 12.9%, to $15.5 million for the six months ended September 30, 2005 compared to $13.7 million in the corresponding prior year period. The rise in interest income was primarily due to an increase in the average balance of interest-earning assets of $54.3 million, or 10.1%, to $589.8 million for the six months ended September 30, 2005 compared with $535.6 million for the corresponding prior year period. There was also a decrease of 15 basis points in the annualized average yield on interest-earning assets to 5.26% for the six months ended September 30, 2005 compared to 5.11% for the corresponding prior year period.

         Interest income on loans increased by $1.3 million, or 11.7%, to $12.4 million for the six months ended September 30, 2005 compared to $11.1 million for the corresponding prior year period. The increase in interest income on loans was due primarily to an increase in average mortgage loan balances of $51.6 million, or 13.9%, to $421.9 million for the six months ending September 30, 2005 compared to $370.3 million for the corresponding prior year period. The increase in interest income on loans was partially offset by a decrease of 11 basis points in the annualized average yield on mortgage loans to 5.89% compared to 6.00% for the six months ended September 30, 2004.

         Interest income on total securities increased by $260,000, or 10.2%, to $2.8 million for the six months ended September 30, 2005 compared to $2.6 million for the corresponding prior year period. The change was primarily due to an increase in the annualized average yield on investment securities of 42 basis points to 3.73% from 3.31% during the corresponding prior year period. Partially offsetting the increase was a decrease in the average balance of total securities of $3.4 million, or 2.2%, to $150.6 million for the six months ended September 30, 2005 compared to $154.0 million for the same period ended September 30, 2004.

         Interest income on federal funds sold increased by $210,000 to $268,000 for the six months ended September 30, 2005 compared to $58,000 for the corresponding prior year period. The average balance of federal funds increased $6.0 million to $17.3 million from $11.3 million for the corresponding prior year period. In addition, the annualized yield on federal funds sold increased 206 basis points to 3.08% for the six months ended September 30, 2005 compared to 1.02% for the corresponding prior year period. Yields on federal funds increased as the FMOC raised rates four separate times in the current fiscal year for a total of 100 basis points.

         INTEREST EXPENSE. Total interest expense increased by $1.7 million, or 38.1%, to $6.3 million for the six months ended September 30, 2005 compared to $4.5 million for the corresponding prior year period. The increase in interest expense is primarily due to growth in the average balance of interest-bearing liabilities of $69.3 million, or 14.6%, to $543.9 million from $474.6 million for the corresponding prior year period. Also contributing to the increase in total interest expense was an increase in the annualized average cost of interest-bearing liabilities of 39 basis points to 2.30% from 1.91% for the corresponding prior year period.

         Interest expense on deposits increased $1.5 million, or 62.7%, to $3.9 million for the six months ended September 30, 2005 compared to $2.4 million for the corresponding prior year period. The increase in interest expense on deposits was due primarily to a $63.4 million increase in the average balance of interest-bearing deposits to $433.0 million from $369.6 million for the corresponding prior year period combined with a 51 basis point increase in the average rate paid on deposits to 1.83% for the six months ended September 30, 2005 compared to 1.32% for the corresponding prior year period.

         Interest expense on advances and other borrowed money increased $200,000, or 9.5%, to $2.3 million for the six months ended September 30, 2005 compared to $2.1 million for the corresponding prior year period. This change resulted primarily from an increase of $5.9 million in advances from the FHLB-NY and a 13 basis point increase in the total cost of advances and other borrowed money including the Company's floating rate trust preferred securities.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before the provision for loan losses increased by $47,000, or 0.5%, to $9.2 million for the six months ended September 30, 2005, relatively unchanged from the corresponding prior year period. The Company's annualized average interest rate spread decreased by 24 basis points to 2.96% for the six months ended September 30, 2005 compared to 3.20% for the corresponding prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 30 basis points to 3.14% for the six months ended September 30, 2005 from 3.44% for the corresponding prior year period.

         PROVISION FOR LOAN LOSSES AND ASSET QUALITY. The Company did not provide for additional loan losses for each six months ended September 30, 2005 and 2004. The Company believes the total loan loss allowance to be adequate.

         NON-INTEREST INCOME. Non-interest income increased $459,000, or 23.3%, to $2.4 million compared to $2.0 million for the same period last year. Non-interest income increased compared to the second quarter of fiscal 2005 when the Company recognized an impairment charge deemed other than temporary of $1.5 million, resulting from the decline in market price of 150,000 shares of IFSB stock held by the Company. In the second quarter of fiscal 2006, depository fees and charges increased $242,000, resulting from higher ATM usage, growth in debit card income and commissions earned from the sale of investments and life insurance. Also contributing to the rise in non-interest income was an increase of $71,000 in other income, primarily income earned as a result of the Bank's investment in a Bank owned life insurance ("BOLI") program. These increases were partially offset by a net $1.1 million grant from the Department of the Treasury's Community Development Financial Institution Fund and a $94,000 gain from the sale of securities, both in the same period last year. Loan fees and service charges declined $67,000, primarily as a result of decreased mortgage prepayment penalties following continued decline in mortgage refinancing activity.

         NON-INTEREST EXPENSE. Non-interest expense increased $422,000, or 4.7%, to $9.4 million compared to $9.0 million for the same period last year. The increase in non-interest expense was due to increases in employee compensation and benefits expense of $785,000, resulting from the staffing of new branches, Company-wide annual salary increases in the second quarter of fiscal 2006 and the increased cost of employee benefit plans. Also contributing to the increase in non-interest expense were additional net occupancy and equipment expenses of $203,000 and $165,000, respectively, also as a result of opening the new branches and 24/7 ATM centers. Partially offsetting the increase in non-interest expense was a charge of $847,000 incurred in the same period last year, which resulted from expensing previously capitalized costs related to cessation of the merger with IFSB.

          INCOME TAX EXPENSE. For the six months ended September 30, 2005, income before taxes increased $84,000, or 3.9%, to $2.2 million, substantially unchanged from the prior year period. Income tax expense for the period decreased $21,000, or 2.6%, to $793,000 compared to $814,000 for the prior year period, as a result of the tax benefit associated with the BOLI investment the Company made in September 2004.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Quantitative and qualitative disclosure about market risk is presented at March 31, 2005 in Item 7A of the Company's 2005 10-K and is incorporated herein by reference. The Company believes that there has been no material changes in the Company's market risk at September 30, 2005 compared to March 31, 2005.



ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

         In January 2004, Michael Lee & Company ("Michael Lee"), former accountants for Hale House Center, Inc., filed an action against Carver Federal in New York County Supreme Court, asserting a single claim for contribution against Carver Federal. The complaint alleges that Carver Federal should be liable to Michael Lee in the event that Michael Lee is found liable to non-parties Hale House Center, Inc. and its affiliated corporations ("Hale House plaintiffs") in a separate action that the Hale House plaintiffs have filed against Michael Lee asserting claims of professional malpractice and breach of contract due to Michael Lee's alleged provision of deficient accounting services to Hale House. The basis of Michael Lee's contribution claim against Carver Federal was that Carver Federal allegedly breached a legal duty it owed Hale House by improperly opening and maintaining a checking account on behalf of one of the Hale House affiliates. Carver Federal and Michael Lee entered into a Settlement Agreement on August 15, 2005, the terms of which the Company does not believe are material to it or any of its subsidiaries.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2005, the Holding Company made no purchases of additional shares of its common stock under its stock repurchase program. As of September 30, 2005 the number of shares yet to be repurchased under the stock repurchase program authorized in 2002 was 148,051. Based on the closing price of Carver's common stock on September 30, 2005, the approximate value of the 148,051 shares was $2,456,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Holding Company held its Annual Meeting on September 13, 2005 for the fiscal year ended March 31, 2005.

         The purpose of the Annual Meeting was to vote on the following proposals:

         1.   the election of three directors for terms of three years each; and

         2. the ratification of the appointment of KPMG, LLP as independent auditors of the Holding Company for the fiscal year ended March 31, 2006.

         The results of voting were as follows:

         Proposal 1:  Election of Directors:
                      Holding Company Nominees

                      Carol Baldwin Moody                 For         2,268,759
                                                          Withheld        3,152

                      Edward B. Ruggiero                  For         2,135,095
                                                          Withheld      136,815

                      Strauss Zelnick                     For         2,268,859
                                                          Withheld        3,002


         Proposal 2:  Ratification of Appointment of
                      Independent Auditors                For         2,251,915
                                                          Against        17,990
                                                          Abstain         2,004

         In addition to the nominees elected at the Annual Meeting, the following persons' terms of office as directors continued after the Annual
Meeting: Robert Holland, Jr., David L. Hinds, Pazel Jackson, Jr. and Deborah C. Wright.


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

---------------
* Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or be otherwise subject to the liability of that section.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CARVER BANCORP, INC.


Date: November 14, 2005               /S/ DEBORAH C. WRIGHT
                                      ------------------------------------------
                                      Deborah C. Wright
                                      Chairman, President and
                                         Chief Executive Officer



Date: November 14, 2005               /S/ WILLIAM C. GRAY
                                      ------------------------------------------
                                      William C. Gray
                                      Senior Vice President and
                                        Chief Financial Officer