Form 10-Q
period 2005-12-31
CARVER BANCORP INC
filed 2006-02-15
CIK 1016178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Registrant’s Telephone Number, Including Area Code: (718) 230-2900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01	2,506,798
Class	Outstanding at January 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition as of

December 31, 2005 (unaudited) and March 31, 2005

Consolidated Statements of Income for the Three and Nine Months

Ended December 31, 2005 and 2004 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity and

Comprehensive Income for the Nine Months Ended December 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months

Ended December 31, 2005 and 2004 (unaudited)

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,	
	2005	**2004**	**2005**	**2004**
Interest Income:				
Loans	$ 6,783	$ 5,780	$ 19,203	$ 16,897
Mortgage-backed securities	1,124	1,225	3,384	3,354
Investment securities	234	186	785	608
Federal funds sold	69	32	337	89
Total interest income	8,210	7,223	23,709	20,948
Interest expense:				
Deposits	2,277	1,449	6,243	3,886
Advances and other borrowed money	1,161	1,036	3,459	3,134
Total interest expense	3,438	2,485	9,702	7,020
Net interest income	4,772	4,738	14,007	13,928
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	4,772	4,738	14,007	13,928
Non-interest income:				
Depository fees and charges	584	600	1,881	1,655
Loan fees and service charges	386	466	1,346	1,547
Gain on sale of securities	-	-	-	94
Impairment of securities	-	-	-	(1,472)
Gain on sale of loans	29	28	102	74
Grant income	-	-	-	1,140
Other	124	109	224	135
Total non-interest income	1,123	1,203	3,553	3,173
Non-interest expense:				
Employee compensation and benefits	2,262	2,365	7,059	6,435
Net occupancy expense	591	526	1,670	1,402
Equipment, net	545	400	1,475	1,165
Merger related expenses	-	-	-	847
Other	1,270	1,216	3,894	3,667
Total non-interest expense	4,668	4,507	14,098	13,516
Income before income taxes	1,227	1,434	3,462	3,585
Income taxes (benefit)/expense	(60)	514	733	1,328
Net income	$ 1,287	$ 920	$ 2,729	$ 2,257
Dividends applicable to preferred stock	$ -	$ 16	$ -	$ 114
Net income available to common stockholders	$ 1,287	$ 904	$ 2,729	$ 2,143
Earnings per common share:				
Basic	$ 0.51	$ 0.37	$ 1.09	$ 0.91
Diluted	$ 0.50	$ 0.36	$ 1.06	$ 0.87

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005

(In thousands)

(Unaudited)

COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMMON STOCK ACQUIRED BY ESOP	COMMON STOCK ACQUIRED BY MRP	TOTAL STOCK-HOLDERS' EQUITY
Balance—March 31, 2005	**$ 25**	**$ 23,937**	**$ 22,748**	**$ (420)**	**$ (235)**	**$ (126)**	**$ (128)**	**$ 45,801**
Comprehensive income:								
Net income	-	-	840	-	-	-	-	840
Change in net unrealized gain on available-for-sale securities, net of taxes	-	-	-	-	258	-	-	258
Comprehensive income, net of taxes:	-	-	840	-	258	-	-	1,098
Dividends paid	-	-	(174)	-	-	-	-	(174)
Treasury stock activity	-	1	-	189	-	115	29	334
Balance—June 30, 2005	**$ 25**	**$ 23,938**	**$ 23,414**	**$ (231)**	**$ 23**	**$ (11)**	**$ (99)**	**$ 47,059**
Comprehensive income:								
Net income	-	-	601	-	-	-	-	601
Change in net unrealized gain on available-for-sale securities, net of taxes	-	-	-	-	(76)	-	-	(76)
Comprehensive income, net of taxes:	-	-	601	-	(76)	-	-	525
Dividends paid	-	-	(201)	-	-	-	-	(201)
Treasury stock activity	-	3	-	29	-	-	73	105
Balance—September 30, 2005	**$ 25**	**$ 23,941**	**$ 23,814**	**$ (202)**	**$ (53)**	**$ (11)**	**$ (26)**	**$ 47,488**
Comprehensive income:								
Net income	-	-	1,287	-	-	-	-	1,287
Change in net unrealized gain on available-for-sale securities, net of taxes	-	-	-	-	(365)	-	-	(365)
Comprehensive income, net of taxes:	-	-	1,287	-	(365)	-	-	922
Dividends paid	-	-	(200)	-	-	-	-	(200)
Treasury stock activity	-	(6)	-	(106)	-	-	7	(105)
Balance—December 31, 2005	**$ 25**	**$ 23,935**	**$ 24,901**	**$ (308)**	**$ (418)**	**$ (11)**	**$ (19)**	**$ 48,105**

See accompanying notes to consolidated financial statements.

                 CARVER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
Cash flows from operating activities:		
Net income	$ 2,729	$ 2,257
Adjustments to reconcile net income to net cash provided by operating activities:		
Provision for loan losses	-	-
ESOP and MRP expense	224	114
Depreciation and amortization expense	1,365	1,070
Other amortization	675	3,313
Gain from sale of securities	-	(94)
Gain on sale of loans	(102)	(74)
Changes in assets and liabilities:		
Proceeds from loans sold	8,192	7,073
Increase in accrued interest receivable	(364)	(224)
Decrease (increase) in other assets	541	(6,020)
Decrease in other liabilities	(5,003)	(6,687)
Net cash provided by operating activities	8,257	728
Cash flows from investing activities:		
Purchases of securities:		
Available-for-sale	(26,811)	(78,125)
Proceeds from principal payments, maturities and calls of securities:		
Available-for-sale	50,351	44,661
Held-to-maturity	4,014	11,482
Proceeds from sales of available-for-sale securities	1,575	7,288
Disbursements for loan originations	(76,231)	(77,351)
Loans purchased from third parties	(64,340)	(78,020)
Principal collections on loans	86,752	90,778
Purchase of FHLB-NY stock	(201)	(1,049)
Additions to premises and equipment	(1,207)	(2,711)
Net cash used in investing activities	(26,098)	(83,047)
Cash flows from financing activities:		
Net increase in deposits	28,309	62,001
Net (repayment of)/proceeds from FHLB advances and other borrowed money	(5,975)	21,008
Common stock repurchased	(114)	(615)
Dividends paid	(576)	(613)
Net cash provided by financing activities	21,644	81,781
Net increase (decrease) in cash and cash equivalents	3,803	(538)
Cash and cash equivalents at beginning of the period	20,420	22,774
Cash and cash equivalents at end of the period	$ 24,223	$ 22,236
Supplemental information:		
Noncash Transfers-		
Change in unrealized loss on valuation of available-for-sale investments, net	$ (183)	$ (408)
Cash paid for-		
Interest	$ 9,723	$ 7,048
Income taxes	$ 2,107	$ 2,394

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”) previously filed with the SEC. The consolidated results of operations and other data for the three-month or nine-month periods ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006 (“fiscal 2006”).

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

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities (“trust preferred securities”). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 7.55% as of December 31, 2005. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. See Note 6 for further discussion of the impact of our adoption of FIN 46R.

(2)	NET INCOME PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, convertible preferred stock and stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month period ended December 31, 2004, preferred dividends of $15,837 were deducted from net income to arrive at the amount of net income available to common stockholders. However, in October 2004 all outstanding shares of preferred stock were converted into common shares. Also, 52,692 shares of common stock at December 31, 2005 and 90,770 of common stock at December 31, 2004 were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended December 31, 2005 and 2004, respectively. The effects of these potentially dilutive common shares were considered in determining the diluted net income per common share.

(3)	STOCK OPTION PLAN

Accounting for Stock Based Compensation

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors. Under Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation, Share Based Payment”, (“SFAS 123R”) which requires that compensation cost relating to share–based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R, per SEC guidance, is effective as of the first annual reporting period beginning after June 15, 2005. Carver Federal will adopt SFAS 123R as of April 1, 2006. Further disclosure is presented in Note 6.

The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123R for Carver’s Stock Option Plan, for the quarters ended:

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 4.50% and 4.15%, for the relevant quarters ended December 31, 2005 and 2004, respectively; volatility of 21.42% and 27.27% for the quarters ended December 31, 2005 and 2004, respectively; expected dividend yield was 1.42% and 0.98% for the quarters ended December 31, 2005 and 2004, respectively; and an expected life ten years was used for all option grants.

(4)	EMPLOYEE BENEFIT PLANS

Employee Pension Plan

Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee’s term of service. Carver Federal’s policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.

Directors’ Retirement Plan

Concurrent with the conversion to a stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The benefits are payable based on the term of service as a director. The directors’ retirement plan was curtailed during the fiscal year ended March 31, 2001.

The following table sets forth the components of net periodic pension expense for the pension plan and directors’ retirement plan for the three months ended December 31, of the calendar years indicated.

(5)	COMMON STOCK DIVIDEND

On February 7, 2006, the Board of Directors of the Holding Company declared, for the quarter ended December 31, 2005, a cash dividend of eight cents ($0.08) per common share outstanding. The dividend is payable on March 7, 2006 to stockholders of record at the close of business on February 21, 2006.

(6)	RECENT ACCOUNTING PRONOUNCEMENTS

The Meaning of Other-Than-Temporary impairment and It’s Application to Certain Investments

In November 2005, the FASB issued Staff Position No. FASB 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments” (FSP FAS 115-1 and FAS 124-1), which amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FAS 124-1 addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss and also addresses accounting considerations subsequent to the recognition of an other-than–temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Under FSP FAS 115-1 and FAS 124-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and it fair share value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 and FAS 124-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. This pronouncement is effective for reporting periods beginning after December 15, 2005. The Company does not expect application to have any impact on its financial condition, results of operations or financial statement disclosures.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(SFAS No. 154), which replaces APB Opinion No. 20, “Accounting Changes,” or APB No. 20, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transaction provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Carver will adopt this pronouncement as of April 1, 2006 and it is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

Accounting for Stock Based Compensation, Share Based Payment

In December 2004, the FASB issued SFAS 123R which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation cost relating to share–based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R, per SEC guidance, is effective as of the first annual reporting period beginning after June 15, 2005. Carver will adopt this pronouncement as of April 1, 2006 and it is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

(7)	RECLASSIFICATIONS

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

Overview

The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. The Bank is focused on successfully building its core business by providing superior customer service while offering a wide range of financial products. As of December 31, 2005, the Bank operated eight full-service banking locations in the New York City boroughs of Brooklyn, Queens and Manhattan and five stand alone 24/7 ATM centers.

Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by any incremental provision for loan losses, as well as non-interest income and operating expenses. Throughout fiscal 2006, the Bank continues to be impacted by the changing interest rate environment where the Federal Open Market Committee (“FOMC”), at December 31, 2005, had raised the federal funds rates six separate times for a total increase of 150 basis points. The effect of these interest rate increases have negatively impacted Carver’s net interest margin as interest rates paid on liabilities increased more quickly than yields earned on assets. Consequently, Carver’s net interest margin declined to 3.23% for the third quarter of fiscal 2006 from 3.42% for the prior year period and also for the nine month period to 3.17% from 3.43% for the prior year period. Included in these margin results is an increase in the cost of funds as a result of the Bank obtaining $25.0 million in Banking Development District (“BDD”) deposits from New York State for its recent branch opening in Harlem. In addition, other deposit balances increased as a result of the Bank increasing rates offered on its deposit products in an effort to remain competitive and stem attrition. Our competitive deposit rates have enabled retention of maturing certificates of deposit accounts as well as attracted new deposit relationships thus resulting in growth in total deposits. While the Bank also experienced strong growth in its loan portfolio, the expected contribution to margin was minimized by lower market rates on new commercial and residential mortgage loans due to increased competition. Also negatively impacting margin were pay downs of higher yielding loans in the portfolio, however yields on construction loans, which predominantly adjust with the prime rate, have helped to offset the negative impact as these loans reset with each rise in short term rates. The Bank’s securities and federal funds sold portfolios are shorter term in duration and thereby benefit from the rise in short term interest rates as well. Although the yield on the investment portfolio increased, the Bank’s current philosophy is to allow the portfolio to pay down and use those funds to originate higher yielding loans.

The growth in core deposits further fueled improvements in depository fees and charges. The high level of loan originations also resulted in additional loan closing income. This income was offset in part by decreases in prepayment penalties as refinancings declined from previously higher volumes. The Bank also generates additional income, though to a lesser extent, through investment and insurance product sales revenue and, depending on market conditions, net gains on sales of securities and loans. Management expects to improve fee income contributions by leveraging investments made for franchise expansion, better customer service and more financial product offerings.

The level of operating expenses such as salaries and benefits, occupancy and equipment costs, other general and administrative expenses, net losses on sales of securities and loans and income tax expense further affects the Bank’s net income. Management’s goal is to continue to control, and where possible reduce non-interest expense, consistent with its franchise expansion objectives. The Bank’s outsourcing efforts have already yielded positive results towards expense reductions and other outsourcing actions are planned in the near future.

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

Securities Impairment

Carver Federal’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders’ equity. Securities, which the Bank has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio, which are primarily adjustable rate mortgage-backed securities at December 31, 2005, are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At December 31,2005, the Bank carried no permanently impaired securities.

Allowance for loan losses

Allowance for loan losses are maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of December 31, 2005. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as being higher risk are referred to the Bank’s Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

Other evidence used to support the amount of the allowance and its components include:

•	Regulatory examinations
•	Amount and trend of criticized loans
•	Actual losses
•	Peer comparisons with other financial institutions
•	Economic data associated with the real estate market in the Company’s lending market areas
•	Opportunities to dispose of marginally performing loans for cash consideration

A loan is considered to be impaired, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, or at the loan’s market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an allowance must be established for the difference. The allowance is established by either an allocation of the existing allowance for credit losses or by a provision for credit losses, depending on various circumstances. Allowances are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Stock Repurchase Program

In August 2002, Carver’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. On October 25, 2005, the Board of Directors approved accelerating the repurchase of the remaining 148,051 shares under the 2002 stock repurchase program, or up to a $2.5 million total investment, to take place over the following 18 months. This acceleration is intended to return capital to shareholders and capitalize on current trading values, and continue funding stock-based benefit and compensation plans. Since that time, the Company has purchased an additional 7,390 shares at an average price of $15.45. As of December 31, 2005 the Company has purchased a total of 90,974 shares at an average price of $16.91. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank’s Board of Directors. The Bank’s several liquidity measurements are evaluated on a frequent basis. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At December 31, 2005, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $38.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2005, total cash and cash equivalents increased by $3.8 million reflecting cash provided by operating and financing activities offset by cash used in investing activities. Net cash provided by operating activities during this period was $8.3 million, primarily representing proceeds from the sale of loans originated for sale, cash provided from operations and satisfaction of receivables included in other assets offset in part by cash used in the satisfaction of other liabilities and cash due from accrued interest receivable on certain assets. Net cash used in investing activities was $26.1 million, primarily representing cash disbursements to fund mortgage loan originations and purchases of loans and securities, partially offset by principal collections on loans, repayment of principal on securities, maturities of securities and proceeds from the sale of available-for-sale securities. Net cash provided by financing activities was $21.6 million, primarily representing a net increase in deposit balances, partially offset by repayments of advances from the FHLB-NY, repurchases of the Company’s common stock and the payment of common dividends. See “Comparison of Financial Condition at December 31, 2005 and March 31, 2005” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

The levels of the Bank’s short-term liquid assets are dependent on the Bank’s operating, investing and financing activities during any given period. The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce the Bank’s liquidity.

Since the beginning of fiscal 2006, the FOMC raised the federal funds rate six times resulting in a 150 basis point increase. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have either not increased as dramatically or remained relatively flat. When mortgage interest rates increase, customers’ refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At December 31, 2005, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.

The table below presents certain information relating to the Bank’s capital compliance at December 31, 2005.

Comparison of Financial Condition at December 31, 2005 and March 31, 2005

Assets

Total assets increased $19.6 million, or 3.1%, to $646.0 million at December 31, 2005 compared to $626.4 million at March 31, 2005. The increase in total assets was primarily the result of net loan growth of $45.8 million and increases in cash and cash equivalents, accrued interest receivable and FHLB-NY stock of $3.8 million, $364,000 and $201,000, respectively. These increases to total assets were partially offset by decreases in total securities and other assets of $29.8 million and $551,000, respectively.

Cash and cash equivalents for the nine months ended December 31, 2005 increased $3.8 million or 18.62%, to $24.2 million, compared to $20.4 million at March 31, 2005. The increase was primarily a result of the Bank having a higher balance at the Federal Reserve Bank from check inclearings that was unavailable to be invested otherwise.

Total securities decreased $29.8 million, or 20.0%, to $119.5 million at December 31, 2005 from $149.3 million at March 31, 2005 as security repayments, maturities and sales exceeded new purchases. The securities portfolio decline reflects $32.9 million in total principal repayments, maturities of $21.8 million and the sale of $1.6 million of Independence Federal Savings Bank (“IFSB”) common stock. Reductions to the securities portfolio were partially offset in part by new purchases amounting to $26.8 million, to replace repaid securities held as collateral for deposits. These purchases consisted of $23.3 million in United States Treasury and Agency securities and $3.5 million in Government National Mortgage Association mortgage-backed securities. Also adding to the decreases to total securities was a change in the net unrealized loss on securities of $296,000 resulting from the mark-to-market of the available for sale securities in portfolio.

Total loans receivable, net, increased $45.8 million, or 10.9%, to $467.8 million at December 31, 2005 from $422.0 million at March 31, 2005. The increase resulted primarily from $140.6 million in loan originations and purchases exceeding the $94.8 million in repayments and sales during the first nine months of fiscal 2006. Loan originations for the period totaled $76.2 million and were comprised of $32.1 million in construction, $22.9 million in non-residential, $11.9 million in one-to four –family, $9.0 million in multifamily and $357,000 in consumer loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Total loan purchases for the same period amounted to $64.3 million of which $24.2 were non-residential, $18.1 million were construction, $12.6 were one-to four-family and $9.4 million were multifamily loans. Management also assesses yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

The Bank’s investment in FHLB-NY stock increased by $201,000, or 3.9%, to $5.3 million compared to $5.1 million at March 31, 2005. FHLB-NY now requires Banks to own membership stock as well as activity-based stock which resulted in the purchase of additional FHLB-NY stock.

Other assets decreased $551,000, or 4.2%, to $12.6 million at December 31, 2005 from $13.2 million at March 31, 2005. The decrease is primarily the result of a reduction in the Bank’s deferred tax asset.

Liabilities and Stockholders’ Equity

Liabilities

At December 31, 2005, total liabilities increased by $17.3 million, or 3.0%, to $597.9 million compared to $580.6 million at March 31, 2005. The increase in liabilities primarily reflects an increase in total deposits of $28.3 million, partially offset by decreases of $6.0 million and $5.0 million in advances from the FHLB-NY and other borrowed money and other liabilities, respectively.

The $28.3 million increase in total deposits represents a 6.2% increase to $484.2 million at December 31, 2005 from $455.9 million at March 31, 2005. The increase in deposit balances was the result of balance increases in certificates of deposits, demand and money market accounts of $23.6 million, $9.4 million and $271,000, respectively, partially offset by decreases of $3.7 million and $1.2 million in the balance of savings and escrow deposit accounts. The increase in certificates of deposits is primarily the result of the Bank receiving an additional $25.0 million in BDD deposits from New York State for the Bank’s newest branch at 145th Street in the Pathmark grocery store in Bradhurst Court in Harlem. Also contributing to deposit growth was the Bank’s continued emphasis on developing depository relationships with borrowers and offering special promotions and campaigns to attract new consumer depositors. At December 31, 2005, the Bank managed eight branches and five stand-alone 24/7 ATM Centers. Management believes that deposits will continue to grow as the Bank begins to capitalize on its investment in franchise expansions, customer service and the offering of a wider array of financial products.

Advances from the FHLB-NY and other borrowed money decreased $6.0 million, or 5.2% to $109.3 million at December 31, 2005 compared to $115.3 million at March 31, 2005. This decrease is primarily the result of the repayment of two matured

FHLB-NY advances: a $7.0 million advance with a cost of 5.21% and a $1.0 million advance with a cost of 2.50%. Management, with its commitment to manage the impact of margin compression, elected to repay these borrowings with available excess liquidity.

Other liabilities decreased $5.0 million, or 53.6%, to $4.4 million at December 31, 2005 from $9.4 million at March 31, 2005. The decrease was primarily attributable to a $3.5 million decrease in the Bank’s liability for income taxes of which $2.1 million represents a corporate tax remittance to taxing authorities.

Stockholders’ Equity

Total stockholders’ equity increased $2.3 million or 5.3%, to $48.1 million at December 31, 2005 compared to $45.8 million at March 31, 2005. The increase in total stockholders’ equity was primarily attributable to an increase of $2.2 million in retained earnings principally resulting from net income, distributions of the Company’s treasury stock to fund benefit plans resulting in an increase in capital of $336,000, partially offset by a decrease of $183,000 in accumulated other comprehensive income related to the mark-to-market of the Bank’s available-for-sale securities. As required by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with any adjustments made directly to stockholders’ equity, net of taxes, and does not impact the Consolidated Statements of Income.

During the quarter ended December 31, 2005, the Holding Company purchased an additional 7,390 shares of its common stock under its stock repurchase program.

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

As of December 31, 2005, the Bank has outstanding loan commitments and a letter of credit as follows:

The Bank also has contractual obligations related to long-term debt obligations and operating leases. As of December 31, 2005, the Bank has contractual obligations as follows:

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

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

Overview. The Company reported consolidated net income for the three-month period ended December 31, 2005 of $1.3 million, an increase of $367,000 compared to $920,000 for the prior year period. These results primarily reflect an increase in interest income of $987,000 and a decrease in income taxes of $574,000, partially offset by increases in interest and non-interest expenses of $953,000 and $161,000, respectively and a reduction in non-interest income. This year over year increase in net income contributed to both the increases in the return on average equity and the return on average assets for the corresponding period.

Selected operating ratios for the three months ended December 31, 2005 and 2004 are set forth in the table below and the following analysis discusses the changes in components of operating results.

Interest Income. Interest income increased by $987,000, or 13.7%, to $8.2 million for the three months ended December 31, 2005, compared to $7.2 million in the prior year period. Interest income increased primarily as a result of higher average loan balances of $63.0 million this fiscal period compared to the prior year period. Also contributing to the increase in net interest income was a 34 basis points increase in the annualized average yield on total interest-earning assets to 5.53% for the three months ended December 31, 2005 compared to 5.19% for the prior year period, reflecting increases in yields on federal funds, total securities and loans of 201 basis points, 51 basis points and 6 basis points, respectively. The increase in yield on interest-earning assets was partially offset by the effects of a decrease in the average balance of total securities of $25.6 million.

Interest income on loans increased by $1.0 million, or 17.4%, to $6.8 million for the three months ended December 31, 2005 compared to $5.8 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $63.0 million to $452.7 million, or 16.2%, compared to $389.7 million for the prior year period. The increase was amplified by a 6 basis points increase in the annualized average yield on loans for the three months ended December 31, 2005 to 5.99% compared to 5.93% for the prior year period. The year over year growth in loan balance is reflective of management’s commitment to grow assets primarily through originations and purchases of high quality mortgage loans for its portfolio at a level that exceeds loan repayments. The modest increase in loan yields is reflective of the current rate environment where longer term rates, which dictate mortgage loans yields, remained relatively flat compared to the faster rising shorter term rates.

Interest income on total securities decreased moderately by $53,000, remaining at $1.4 million for both the three month periods ended December 31, 2005 and 2004. The decrease was primarily the effect of a reduction in the average balance of total securities of $25.6 million to $134.6 million compared to $160.2 million in the prior year period as matured and repaid securities are only being replaced to the extent additional deposit collateral is needed. In most cases deposit collateral needs are being met by using municipal letters of credit provided by the FHLB-NY. The effect of the decrease in the balance of securities was partially offset by a 51 basis points rise in the annualized average yield on securities to 4.03% from 3.52% in the prior year period since adjustable securities in portfolio are repricing at a higher rate of return.

Interest income on federal funds sold increased by $37,000 to $69,000 for the three months ended December 31, 2005 compared to $32,000 for the prior year period. The rise was primarily attributable to an increase of 201 basis points in the annualized yield on federal funds sold combined with a slight increase in the average balance of federal funds of $329,000 to $7.0 million from $6.6 million in the prior year period. Yields on federal funds increased as the FOMC again raised the federal funds rate twice in the quarter for a total of 50 basis points.

Interest Expense. Total interest expense increased by $953,000, or 38.4%, to $3.4 million for the three months ended December 31, 2005, compared to $2.5 million for the prior year period. The rise resulted primarily from an increase in the average balance of interest-bearing liabilities of $29.0 million, or 5.6%, to $545.5 million from $516.5 million during the prior year period. Also contributing to the increase in interest expense was a higher annualized average cost of interest-bearing liabilities of 59 basis points to 2.50% for the third quarter of fiscal 2006 from 1.91% for the prior year period.

Interest expense on deposits increased $828,000 or 57.1%, to $2.3 million for the three months ended December 31, 2005, compared to $1.4 million for the prior year period. The increase in interest expense on deposits was due primarily to a $28.7 million, or 7.0%, increase in the average balance of interest-bearing deposits to $436.4 million for the three months ended December 31, 2005 from $407.7 million for the prior year period. Additionally, a 59 basis point rise in the rate paid on deposits to 2.50% compared to 1.91% for the prior year period added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has grown core deposits including new deposits from branch expansion, however, rates on deposits are increasing in cost as short-term rates rise, thus decreasing the Bank’s net interest margin. See “Liabilities and Stockholders’ Equity—Liabilities.”

Interest expense on advances and other borrowed money increased $125,000, or 12.1%, to $1.2 million for the three months ended December 31, 2005 compared to $1.0 million for the prior year period. The increase was primarily the result of a 44 basis point increase in the cost of borrowed money to 4.22% from 3.78% for the prior year period. The increased cost of borrowed money is mainly related to the cost of debt service of the $13 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003 which has increased to a rate of 7.55% and is expected to continue to rise as rates increase. Also contributing to the increase in interest expense on advances and other borrowed money was a $257,000 increase in the average balance of outstanding borrowings to $109.1 million from $108.8 million from the prior year period. While the Bank paid down some of its relatively higher cost FHLB-NY advances during the fiscal year, additional advances were taken from time to time to meet liquidity needs mainly to fund the purchases and/or originations of mortgage loans. As opportunities arise, management intends to replace matured FHLB-NY advances with lower costing deposits. See “Liabilities and Stockholders’ Equity—Liabilities.”

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses increased moderately by $34,000, or 0.7%, to $4.8 million for the three months ended December 31, 2005, compared to $4.7 million for the prior year period. The Company’s annualized average interest rate spread for the three months ended December 31, 2005 decreased by 25 basis points to 3.03% compared to 3.28% in the prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 19 basis points to 3.23% for the three months ended December 31, 2005 from 3.42% in the prior year period.

Provision for Loan Losses and Asset Quality. The Company did not provide for additional loan loss reserves for the three-month periods ended December 31, 2005 or 2004 as the Company considers the overall allowance for loan losses to be adequate. During the third quarter of fiscal 2006, the Company recorded net charge-offs of $37,000 compared to net recoveries of $5,000 for the prior year period. At December 31, 2005, the Bank’s allowance for loan losses was $4.0 million, substantially unchanged from March 31, 2005. The ratio of the allowance for loan losses to non-performing loans was 184.1% at December 31, 2005 compared to 410.7% at March 31, 2005. The ratio of the allowance for loan losses to total loans was 0.85% at December 31, 2005 compared to 0.96% at March 31, 2005.

At December 31, 2005, non-performing assets totaled $2.2 million, or 0.47% of total loans receivable compared to $1.0 million, or 0.23% of total loans receivable, at March 31, 2005. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. As of the end of December 31, 2005, the Bank held one real estate owned property as a result of a property tax redemption. While non performing assets have increased due to increases in loans 90 days past due, the level of non performing assets to total loans remains within the range the Bank has experienced over the trailing nine quarters. At December 31, 2005, non-performing assets consisted of 11 loans 90 days or more delinquent at an average balance of $199,000, compared to 5 loans with an average balance of $196,000 at March 31, 2005. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

Non-Interest Income. Total non-interest income for the quarter ended December 31, 2005 decreased $80,000, or 6.7%, to $1.1 million, compared to $1.2 million for the prior year period. The decrease in non-interest income resulted mainly from a decline in loan fees and service charges of $80,000, primarily reflecting a reduction in prepayment penalty income as a result of slowing mortgage refinance activity. Deposit fees and charges declined minimally by $16,000 but were offset by an increase in other income mostly from the Bank’s investment in Bank owned life insurance (“BOLI”).

Management anticipates continued momentum in depository fees and services charges as the Bank moves toward recognizing the full potential of its franchise expansions and offering more financial products. Although it is not expected that mortgage prepayments will revert to previous high levels, the Company’s strategy is to boost future loan fee income through new product offerings such as the sale of subprime and fixed-rate jumbo mortgage products. These new products will be originated and subsequently sold to a pre-established secondary market purchaser, thereby generating additional non-interest income while mitigating the Bank’s exposure to additional credit risk.

Non-Interest Expense. For the quarter ended December 31, 2005, total non-interest expense increased $161,000, or 3.6%, to $4.7 million compared to $4.5 million for the same period last year. The increase in non-interest expense was primarily due to additional equipment and net occupancy expenses of $145,000 and $65,000, respectively, primarily resulting from the new branches and 24/7 ATM centers. Also contributing to the increase in non-interest expense is an additional $54,000 in other expense mainly from increased legal expenses. Offsetting these increases was a reduction in employee compensation and benefits expense of $103,000 primarily reflecting the timing of replacing staff due to attrition and reduced cost of employee benefits plans resulting from the Bank’s outsourcing efforts.

Management believes that while the Company’s efficiency ratio exceeds its peers, it is reflective of the dramatic steps that have been taken to grow the franchise as part of a broader objective of accelerating the pace along the path to higher earnings. In addition, management is continuing to conduct a comprehensive review of costs to improve the Company’s efficiency ratio. As such, Carver made progress throughout fiscal 2006 in reducing costs by successfully completing the outsourcing of our core deposit processing, ATM driving technology and human resources functions.

Income Tax Expense. For the three-month period ended December 31, 2005, income taxes decreased $574,000, or 111.7%, resulting in a tax benefit of $60,000 compared to an expense of $514,000 for the prior year period. The net tax benefit represents the difference between a $500,000 recovery of income tax expense attributable to the release of contingency reserves for closed tax examination years and income tax accrued for current earnings.

Comparison of Operating Results for the Nine Months Ended December 31, 2005 and 2004

Overview

Selected operating ratios for the nine months ended December 31, 2005 and 2004 are set forth in the table below. The following analysis discusses the changes in components of operating results giving rise to net income.

Net Income. The Company reported a $472,000 or 20.9% increase in net income for the nine months ended December 31, 2005 to $2.7 million compared to $2.3 million for the corresponding prior year period. This income resulted in a year-to-date earnings per diluted share of $1.06, compared to $0.87 for the corresponding prior year period. Income for the nine months ended December 31, 2004 included a grant from the Department of the Treasury of $1.1 million offset by a $1.5 million impairment charge for IFSB stock deemed other than temporary and an $847,000 charge for the terminated merger with IFSB. Net income for the nine months ended December 31, 2005 benefited from a decrease in income taxes of $595,000 and increases in non-interest income and net interest income of $380,000 and $79,000, respectively, partially offset by an increase of $582,000 in non-interest expense.

Interest Income. Interest income increased by $2.8 million, or 13.2%, to $23.7 million for the nine months ended December 31, 2005 compared to $20.9 million in the corresponding prior year period. The rise in interest income was primarily due to an increase in the average balance of interest-earning assets of $49.1 million, or 9.1%, to $591.7 million for the nine months ended December 31, 2005 compared with $542.6 million for the corresponding prior year period. There was also an increase of 19 basis points in the annualized average yield on interest-earning assets to 5.34% for the nine months ended December 31, 2005 compared to 5.15% for the corresponding prior year period.

Interest income on loans increased by $2.3 million, or 13.7%, to $19.2 million for the nine months ended December 31, 2005 compared to $16.9 million for the corresponding prior year period. The increase in interest income on loans was due primarily to an increase in average mortgage loan balances of $55.5 million, or 14.7%, to $432.3 million for the nine months ending December 31, 2005 compared to $376.8 million for the corresponding prior year period. The increase in interest income on loans was partially offset by a decrease of 6 basis points in the annualized average yield on mortgage loans to 5.92% compared to 5.98% for the nine months ended December 31, 2004.

Interest income on total securities increased by $207,000, or 5.2%, to $4.2 million for the nine months ended December 31, 2005 compared to $4.0 million for the corresponding prior year period. The change was primarily due to an increase in the annualized average yield on investment securities of 43 basis points to 3.82% from 3.39% during the corresponding prior year period. Partially offsetting the increase was a decrease in the average balance of total securities of $10.6 million, or 6.8%, to $145.5 million for the nine months ended December 31, 2005 compared to $156.1 million for the same period ended December 31, 2004.

Interest income on federal funds sold increased by $248,000 to $337,000 for the nine months ended December 31, 2005 compared to $89,000 for the corresponding prior year period. The average balance of federal funds increased $4.2 million to $13.9 million from $9.7 million for the corresponding prior year period. In addition, the annualized yield on federal funds sold increased 201 basis points to 3.22% for the nine months ended December 31, 2005 compared to 1.21% for the corresponding prior year period.

Interest Expense. Total interest expense increased by $2.7 million, or 38.2%, to $9.7 million for the nine months ended December 31, 2005 compared to $7.0 million for the corresponding prior year period. The increase in interest expense is primarily due to growth in the average balance of interest-bearing liabilities of $48.9 million, or 9.9%, to $544.4 million from $495.5 million for the corresponding prior year period. Also contributing to the increase in total interest expense was an increase in the annualized average cost of interest-bearing liabilities of 49 basis points to 2.37% from 1.88% for the corresponding prior year period.

Interest expense on deposits increased $2.4 million, or 60.7%, to $6.2 million for the nine months ended December 31, 2005 compared to $3.9 million for the corresponding prior year period. The increase in interest expense on deposits was due primarily to a $45.0 million increase in the average balance of interest-bearing deposits to $434.2 million from $389.2 million for the corresponding prior year period combined with a 49 basis point increase in the average rate paid on deposits to 2.37% for the nine months ended December 31, 2005 compared to 1.88% for the corresponding prior year period.

Interest expense on advances and other borrowed money increased $325,000, or 10.4%, to $3.5 million for the nine months ended December 31, 2005 compared to $3.1 million for the corresponding prior year period. This change resulted primarily from an increase of $3.9 million in the average balance of advances from the FHLB-NY and a 26 basis point increase in the total cost of advances and other borrowed money including the Company’s floating rate trust preferred securities.

Management intends to repay FHLB-NY borrowings with the expectation of replacing them with lower costing deposits. It is expected that the cost of the Company’s floating rate trust preferred securities will continue to increase in cost as they reprice quarterly and have been consistently increasing as the short term interest rate environment has risen.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses increased by $79,000, or 0.6%, to $14.0 million for the nine months ended December 31, 2005, compared to $13.9 million for the corresponding prior year period. The Company’s annualized average interest rate spread decreased by 30 basis points to 2.97% for the nine months ended December 31, 2005 compared to 3.27% for the corresponding prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, decreased 26 basis points to 3.17% for the nine months ended December 31, 2005 from 3.43% for the corresponding prior year period.

Provision for Loan Losses and Asset Quality. The Company did not provide for additional loan losses for each nine months ended December 31, 2005 and 2004. The Company believes the total loan loss allowance to be adequate.

Non-Interest Income. Non-interest income increased $380,000, or 12.0%, to $3.6 million compared to $3.2 million for the same period last year. Non-interest income increased compared to the same nine month period of fiscal 2005 when the Company recognized an impairment charge deemed other than temporary of $1.5 million, resulting from the decline in market price of 150,000 shares of IFSB stock held by the Company. In the nine months of fiscal 2006, depository fees and charges increased $226,000, resulting from higher ATM usage, growth in debit card income and commissions earned from the sale of investments and life insurance. Also contributing to the rise in non-interest income was an increase of $131,000 in other income, primarily income earned as a result of the Bank’s investment in a BOLI program. These increases were partially offset by a net $1.1 million grant from the Department of the Treasury’s Community Development Financial Institution Fund included in results for the same period last year. In this fiscal period loan fees and service charges declined $201,000, primarily as a result of decreased mortgage prepayment penalties following continued decline in mortgage refinancing activity.

Non-Interest Expense. Non-interest expense increased $582,000, or 4.3%, to $14.1 million compared to $13.5 million for the same period last year. The increase in non-interest expense was due to increases in employee compensation and benefits expense of $624,000, resulting from the staffing of new branches, Company-wide annual salary increases in the second quarter of fiscal 2006 and the increased cost of employee benefit plans. Also contributing to the increase in non-interest expense were additional equipment and net occupancy expenses of $310,000 and $268,000, respectively, also as a result of opening the new branches and 24/7 ATM centers. Also contributing to the increase in non-interest expense is an increase in other expenses of $227,000 mainly a result of increased telephone and data line charges associated with additional branches and ATM centers and increased legal expenses. Partially offsetting the increase in non-interest expense was a charge of $847,000 incurred in the same period last year, which resulted from expensing previously capitalized costs related to cessation of the merger with IFSB.

Income Tax Expense. For the nine months ended December 31, 2005, income taxes decreased $595,000, or 44.8%, to $733,000, compared to $1.3 million for the prior year period. Income tax expense was offset by the recovery of $500,000 attributable to the release of contingency reserves for closed tax examination years and the tax benefit associated with the BOLI investment the Company made in September 2004.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2005 in Item 7A of the Company’s 2005 10-K and is incorporated herein by reference. The Company believes that there has been no material changes in the Company’s market risk at December 31, 2005 compared to March 31, 2005.

ITEM 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended December 31, 2005, the Holding Company purchased an additional 7,390 shares of its common stock under its stock repurchase program. To date, Carver has purchased a total of 90,974 of the total 231,635 approved under the program which leaves the number of shares yet to be repurchased at 140,661. Based on the closing price of Carver’s common stock on December 31, 2005, the approximate value of the 140,661 shares was $2,166,000.

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

CARVER BANCORP, INC.

Date: February 14, 2006	/s/ Deborah C. Wright
Deborah C. Wright
Chairman, President and Chief Executive Officer

Date: February 14, 2006	/s/ William C. Gray
William C. Gray
Senior Vice President and Chief Financial Officer