Form 10-K
period 2006-03-31
CARVER BANCORP INC
filed 2006-06-29
CIK 1016178

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number: 0-21487

                              CARVER BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                            13-3904174
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

 75 WEST 125TH STREET, NEW YORK, NEW YORK                          10027
(Address of Principal Executive Offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 230-2900

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|Yes |X| No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

        |_| Large Accelerated    |_| Accelerated  |X| non-accelerated

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

     As of June 15, 2006, there were 2,502,247 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of $17.39 per share of the registrant's common stock on June 15, 2006) was approximately $43.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2006 are incorporated by reference into Part III of this Form 10-K.



                              CARVER BANCORP, INC.
                         2006 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


      PART I
      ------


      Item 1.       Business
      Item 1A       Risk Factors
      Item 1B       Unresolved Staff Comments
      Item 2.       Properties
      Item 3.       Legal Proceedings
      Item 4.       Submission of Matters to a Vote of Security Holders

      PART II
      -------

      Item 5.       Market for Registrant's Common Equity, Related
                      Stockholder Matters and Issuer Purchases of Equity Securities
      Item 6.       Selected Financial Data
      Item 7.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
      Item 7A.      Quantitative and Qualitative Disclosures about Market Risk
      Item 8.       Financial Statements and Supplementary Data
      Item 9.       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure
      Item 9A.      Controls and Procedures
      Item 9B.      Other Information

      PART III
      --------

      Item 10.      Directors and Executive Officers of Carver Bancorp, Inc
      Item 11.      Executive Compensation
      Item 12.      Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters
      Item 13.      Certain Relationships and Related Transactions
      Item 14.      Principal Accounting Fees and Services

      PART IV
      -------

      Item 15.      Exhibits, Financial Statement Schedules

      SIGNATURES

      EXHIBIT INDEX


                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as "may," "believe," "expect," "anticipate," "should," "plan," "estimate," "predict," "continue," and "potential" or the negative of these terms or other comparable terminology.
Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

     o the Company's success in implementing its new business initiatives, including expanding its product line, adding new branch offices and ATM centers and successfully re-building its brand image;

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

     o    success in integrating Community Capital Bank into Carver operations;

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


                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

     Carver Federal Savings Bank, a wholly owned subsidiary of Carver Bancorp, Inc., is the largest African-American operated savings bank in the nation, with $661 million in assets as of March 31, 2006. Headquartered in the heart of the Harlem community of New York City, Carver Federal Savings Bank has eight branch offices, five stand-alone 24/7 ATM centers, and over 120 employees. Carver Federal Savings Bank's consumer and commercial offerings include an array of deposit and real estate loan products that facilitate investing, savings and borrowing by its customers. Carver Federal Savings Bank also offers wealth management products through a third party provider.



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

     On April 6, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (`CCB"), a Brooklyn-based community bank with approximately $162 million in assets, in a cash transaction valued at $11.1 million, or $40.00 per Community Capital share. The agreement has been approved by the Boards of Directors of both companies and, on June 28, 2006, was also approved by the stockholders of Community Capital. The transaction is subject to and is awaiting regulatory approval and is expected to close by September 30, 2006. The acquisition of CCB and its award-winning small business lending platform will expand the Company's ability to capitalize on substantial growth, especially in the small business market.

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

     Carver Federal was founded as an African-American operated institution to provide residents of under-served communities with the ability to invest their savings and obtain credit. Carver Federal's principal business consists of attracting deposit accounts through its eight branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Based on its asset size as of March 31, 2006, Carver Federal is the largest African-American operated financial institution in the United States.

     On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2006, this subsidiary had $218,000 in total capital and a minimal net operating loss. At March 31, 2006 no foreclosed real estate was held by the Company, however as a result of a property tax redemption, the Bank, through its subsidiary Carver Realty Corp., took fee ownership of a vacant tract of land in Bayshore, NY. See Note 1 of Notes to Consolidated Financial Statements. Carver Federal also owns CFSB Credit Corp., an inactive subsidiary originally formed to undertake the Bank's credit card issuances. During the fourth quarter of the fiscal year ended March 31, 2003 ("fiscal 2003"), Carver Federal formed Carver Asset Corporation, a wholly owned subsidiary which qualifies as a real estate investment trust ("REIT") pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2006 Carver Asset Corporation owned mortgage loans valued at approximately $131 million. On August 18, 2005 Carver Federal formed Carver Community Development Corp. ("CCDC"), a wholly owned community development entity whose purpose is to make qualified business loans in low-income communities. As of March 31, 2006, CCDC had no assets or results from operations.

     Carver Federal's current operating strategy consists primarily of: (1) the origination and purchase of one- to four-family residential, commercial, construction and multifamily real estate loans in its primary market area; (2) investing funds not utilized for loan originations or purchases in the purchase of United States government agency securities and mortgage-backed securities;
(3) developing a commercial line of business through the pending acquisition of CCB in the fiscal year ended March 31, 2007 ("fiscal 2007"); (4) generating fee income by attracting and retaining core deposit accounts, and expanding its ATM network and sale of wealth management products; and (5) continuing to monitor and control its expenses by efficiently utilizing personnel, branch facilities and alternative delivery channels (telephone banking, online banking, and ATMs) to service its customers. The business is not operated in such a way that would require segment reporting.

     Carver Federal's primary market area for deposits consists of the areas currently served by its eight branch offices with an anticipation of two additional offices with the successful acquisition of CCB. Carver Federal considers its primary lending market to include Bronx, Kings, New York and Queens counties, together comprising New York City, and lower Westchester County, New York. See "Item 2--Properties."

     Although Carver Federal's branch offices are located in areas that were historically underserved by other financial institutions, Carver Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the Community Reinvestment Act ("CRA") and the improving economic conditions in its market area. The Bank's competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. Competition for deposits also comes from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Many of Carver Federal's competitors have substantially greater resources than Carver Federal and offer a wider array of financial services and products than Carver Federal. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors' larger presence in the New York market add to the challenges Carver Federal faces in expanding its current market share and growing its near term profitability. The Bank believes that it can compete with these institutions by offering a competitive range of products and services through personalized service and community involvement and by growing the customer base and product suite with the pending acquisition of CCB.

     Carver continues to evaluate acquisition opportunities as part of its strategic objective for long term growth and may acquire directly or indirectly through Carver Federal.

     As of June 15, 2006, Carver Federal had 126 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. The Bank considers its employee relations to be satisfactory.

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

     In addition, certain other basic corporate documents, including our Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior
Financial Officers and the charters of our Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of our annual meeting are posted on our website. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary's office by mail at 75 West 125th Street, New York, NY 10027 or by e-mail at corporatesecretary@carverbank.com.

LENDING ACTIVITIES

     GENERAL. Carver Federal's principal lending activity is the origination or purchase of first mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties. Carver Federal also originates or participates in loans for the construction or renovation of commercial properties and residential housing developments. In addition, Carver Federal provides permanent and end loan financing upon completion of construction and, to a lesser extent, originates secured consumer and business loans. First mortgage loan purchases during the fiscal year ended March 31, 2006 ("fiscal 2006"), accounted for 46.5% of loan additions. In order to achieve the Bank's loan growth objectives, loan purchases are made to supplement originations.

     LOAN PORTFOLIO COMPOSITION. Gross loans receivable increased by $71.4 million, or 16.7%, to $496.2 million at March 31, 2006 compared to $424.7 million at March 31, 2005. Carver Federal's net loan portfolio as a percentage of total assets increased to 74.7% at March 31, 2006 compared to 67.4% at March 31, 2005. One- to four-family mortgage loans totaled $143.4 million, or 28.9% of Carver Federal's total gross loan portfolio, multifamily loans totaled $104.7 million, or 21.1% of total gross loans, non-residential real estate loans, which includes commercial and church loans, totaled $154.0 million, or 31.1% of total gross loans, and construction loans, net of loans in process, totaled $92.5 million, or 18.6% of total gross loans. Consumer (credit card loans, personal loans, and home improvement loans) and business loans totaled $1.5 million, or 0.3% of total gross loans.

     Carver Federal pays a premium when the effective yield on the loans being purchased is greater than the current market rate for comparable loans. These premiums are amortized as the loan is repaid. It is possible that, in a declining interest rate environment, the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reducing the effective yield of the loan. Total premiums Carver paid on purchased loans increased by $147,000 or 8.4%, to $1.9 million at March 31, 2006 compared to $1.7 million at March 31, 2005. The increase was attributable to additional premiums recorded on new loans purchased.

     Allowance for loan losses was substantially unchanged at $4.0 million at March 31, 2006 compared to $4.1 million at March 31, 2005. During fiscal 2006 $82,000 in net charge-offs were recorded and no additional provisions for loan losses were established. See "--Asset Quality--Asset Classification and Allowance for Losses."

     The following table sets forth selected data relating to the composition of Carver Federal's loan portfolio by type of loan at the dates indicated.


                                                                AT MARCH 31,
                                   ------------------------------------------------------------------------
                                           2006                      2005                      2004
                                   ----------------------   ----------------------   ----------------------
                                    AMOUNT       PERCENT     AMOUNT       PERCENT     AMOUNT       PERCENT
                                   ---------    ---------   ---------    ---------   ---------    ---------
                                                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
    One- to four-family            $ 143,433        28.91%  $ 155,797        36.69%  $  98,645        27.80%
    Multifamily                      104,718        21.11%    101,899        23.99%    120,252        33.88%
    Non-residential                  154,044        31.05%    116,769        27.49%    102,641        28.92%
    Construction                      92,511        18.64%     48,579        11.43%     27,376         7.71%
  Consumer and business (1)            1,453         0.29%      1,697         0.40%      6,010         1.69%
                                   ---------    ---------   ---------    ---------   ---------    ---------
Total gross loans                    496,159       100.00%    424,741       100.00%    354,924       100.00%
                                                =========                =========                =========

ADD:
Premium on loans                       1,890                    1,743                    1,264
LESS:

Deferred fees and loan discounts        (602)                    (400)                    (163)
Allowance for loan Losses             (4,015)                  (4,097)                  (4,125)
                                   ---------                ---------                ---------
Net loan portfolio                 $ 493,432                $ 421,987                $ 351,900
                                   =========                =========                =========

                                                         AT MARCH 31,
                                     -----------------------------------------------
                                              2003                     2002
                                     ----------------------   ----------------------
                                       AMOUNT      PERCENT     AMOUNT       PERCENT
                                     ---------    ---------   ---------    ---------
REAL ESTATE LOANS:
    One- to four-family              $  71,735        24.20%  $ 122,814        41.84%
    Multifamily                        131,749        44.45%    118,589        40.39%
    Non-residential                     79,244        26.74%     40,101        13.66%
    Construction                        11,539         3.89%      9,742         3.32%
  Consumer and business (1)              2,125         0.72%      2,328         0.79%
                                     ---------    ---------   ---------    ---------
Total gross loans                      296,392       100.00%    293,574       100.00%
                                                  =========                =========

ADD:
Premium on loans                           867                      906
LESS:

Deferred fees and loan discounts          (363)                    (642)
Allowance for loan Losses               (4,158)                  (4,128)
                                     ---------                ---------
Net loan portfolio                   $ 292,738                $ 289,710
                                     =========                =========

(1) Includes personal, credit card, home equity, home improvement and business loans.


     ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Traditionally, Carver Federal's lending activity has been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences. Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $750,000. Approximately 95% of Carver Federal's one- to four-family residential mortgage loans at March 31, 2006 had adjustable rates and approximately 5% had fixed rates. Over the last fiscal year, Carver Federal has shifted its efforts from primarily originating and purchasing one- to four-family residential loans to more profitable non-residential and construction real estate loans. This has resulted in a $12.4 million reduction in one- to four-family residential real estate loans.

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

     Carver Federal's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to Federal National Mortgage Association ("FNMA"), the State of New York Mortgage Agency ("SONYMA") and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2006, the Bank, through its sub-servicers, serviced $22.8 million in loans for FNMA and $10.4 million for other third parties.

     Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are generally retained in Carver Federal's portfolio although they may be sold on the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin. The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

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

     MULTIFAMILY REAL ESTATE LENDING. Carver Federal continued to originate and purchase multifamily loans during fiscal 2006. Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Over the past several years, Carver Federal has expanded its presence in the multifamily lending market in the New York City metropolitan area. At March 31, 2006, multifamily loans totaled $104.7 million, or 21.1% of Carver Federal's gross loan portfolio.

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

     To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a loan risk-rating system. Under the risk-rating system, all commercial real estate loans are risk-rated internally at the time of origination and again annually to evaluate any changes in the credit profile of the borrower and the underlying collateral. Carver Federal's independent internal loan review personnel prepare written summary reports of multifamily real estate loan relationships of $250,000 to $2.0 million while an independent consulting firm prepares a written report for relationships exceeding $2.0 million. Summary reports are then reviewed by the Internal Asset Review Committee for changes in the credit profile of individual borrowers and the portfolio as a whole.

     NON-RESIDENTIAL REAL ESTATE LENDING. Carver Federal's non-residential real estate lending activity consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area. Non-residential real estate lending entails additional risks compared with one- to four-family residential and multifamily lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property. Carver Federal's maximum LTV on non-residential real estate mortgage loans is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.30 on non-residential real estate loans. The Bank requires the assignment of rents of all tenants' leases in the mortgaged property, which serves as additional security for the mortgage loan. At March 31, 2006, non-residential real estate mortgage loans totaled $154.0 million, or 31.1% of the gross loan portfolio. This balance also reflects a year over year increase of $37.3 million which is in line with the Bank's objective of investing in higher yielding loans.

     All non-residential real estate loans are risk rated internally. At least annually, Carver Federal's loan review personnel prepare written summary reports for relationships of $250,000 to $2.0 million. An independent third party also risk-rates and produce written summary reports for non-residential loans over $2.0 million.

     Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2006, loans to churches totaled $14.6 million, or 2.9% of the Bank's gross loan portfolio. These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio. The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 25 church loans in the Bank's loan portfolio.

     Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. Asset quality in the church loan category has been strong throughout Carver Federal's history. Management believes that Carver Federal remains a leading lender to churches in its market area.

     CONSTRUCTION LENDING. The Bank originates or participates in construction loans for new construction and renovation of churches, multifamily buildings, residential developments, community service facilities and affordable housing programs. Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family, multifamily or mixed use and commercial real estate in the Bank's market area. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has established additional criteria for construction loans to include an engineer's plan and cost review on all construction budgets with appropriate interest reserves for loans in excess of $250,000.

     Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one- to four-family mortgage loans.

     At March 31, 2006, the Bank had $92.5 million (net of $61.0 million of committed but undisbursed funds) in construction loans outstanding, comprising 18.6% of the Bank's total gross loan portfolio. The balance at March 31, 2006 is reflective of a $43.9 million, or 90.4 % increase over the last fiscal year, consistent with management's objective to add higher yielding loans to portfolio. Purchased construction loans represent 66.9% of total construction loans in portfolio.

     CONSUMER AND BUSINESS LOANS. At March 31, 2006, the Bank had approximately $1.5 million in consumer and business loans, or 0.3% of the Bank's gross loan portfolio. At March 31, 2006, $1.2 million, or 83.9% of the Bank's consumer and business loans, was unsecured and $234,000, or 16.1%, was secured by savings deposits. At the end of the fiscal year ended March 31, 2005 ("fiscal 2005") the Bank froze all undrawn available credit lines on its credit card product in an effort to terminate this product and collect repayments on outstanding balances and related finance charges. Effective March 31, 2006 all unsecured credit card accounts were converted to fixed rate installment loans with an amortization period not to exceed 48 months. The Bank had discontinued the origination of unsecured commercial business loans during the fourth quarter of the fiscal year ended March 31, 1999. However, during the fourth quarter of the fiscal year ended March 31, 2006, Carver Federal's Board of Directors approved the launch of an unsecured Overdraft Line of Credit ("ODLOC") product for personal account relationships only and approved the Bank to provide back-up liquidity for highly rated U.S. corporate commercial paper borrowers ("CP Back-up") where a minority bank is the administrative agent and is syndicated entirely to a minority bank group. As of March 31, 2006, Carver Federal originated 17 ODLOCs with $25,450 in commitments. The Bank subsequent to the fiscal year end entered into one minority bank CP Back-up facility for $6.325 million with an AAA rated U.S. corporate borrower and more CP Back-up facilities are anticipated for the fiscal year ending March 31, 2007. The Bank is paid a commitment fee for this product.

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

     LOAN PROCESSING. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Loan application forms are available at each of the Bank's offices. All real estate loan and unsecured loan applications are forwarded to the Bank's Lending Department for underwriting pursuant to standards established in Carver's loan policy.

     The underwriting and loan processing for residential loans is initiated internally but undergoes subsequent review by an outsourced third party provider for loans with LTV ratios greater 80% that require private mortgage insurance. A commercial real estate loan application is completed for all multifamily and non-residential properties which the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).

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

     LOANS TO ONE BORROWER. Under the loans-to-one-borrower limits of the Office of Thrift Supervision ("OTS"), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See "--Regulation and Supervision--Federal Banking Regulation--Loans to One Borrower Limitations." At March 31, 2006, the maximum loan to one borrower under this test would be $9.9 million and the Bank had no relationships that exceeded this limit.

     LOAN SALES. Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal does occasionally fund loans secured by property in other areas. All such loans, however, satisfy the Bank's underwriting criteria regardless of location. The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of either FNMA or SONYMA to provide opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

     LOAN ORIGINATIONS AND PURCHASES. Loan originations were $111.3 million in fiscal 2006 compared to $85.8 million in fiscal 2005 and $87.1 million in the fiscal year ended March 31, 2004 ("fiscal 2004"). The increase in loan originations in fiscal 2006 can be attributed to the Bank's commitment to increasing its market share. The market continues to be challenging as new lenders enter the already fiercely competitive marketplace.

     During fiscal 2006, Carver Federal purchased a total of $96.1 million of mortgage loans, consisting of performing adjustable-rate one- to four-family, construction and non-residential mortgage loans to supplement its origination efforts. This represented 46.5% of Carver Federal's addition to its loan portfolio during fiscal 2006. The Bank purchases loans in order to increase interest income and to manage its liquidity position. The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multifamily and non-residential real estate mortgage loans, including those in construction, as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders. Loans purchased in fiscal 2006 decreased $8.1 million, or 7.7%, from loan purchases of $104.7 million during fiscal 2005.

     The following table sets forth certain information with respect to Carver Federal's loan originations, purchases and sales during the periods indicated.

                                                             YEAR ENDED MARCH 31,
                                  --------------------------------------------------------------------------
                                           2006                      2005                      2004
                                  ----------------------    ----------------------    ----------------------
                                   AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                            (DOLLARS IN THOUSANDS)
Loans Originated:
  One- to four-family             $  15,132         8.18%   $  15,437         8.46%   $  14,284         8.33%
  Multifamily                        18,063         9.77       15,969         8.75        5,771         3.37
  Non-residential                    33,582        18.16       30,823        16.89       50,373        29.38
  Construction                       44,040        23.80       23,351        12.79       12,050         7.02
  Consumer and business (1)             532         0.29          221         0.13        4,662         2.72
                                  ---------    ---------    ---------    ---------    ---------    ---------
Total loans originated              111,349        60.21       85,801        47.02       87,140        50.82
Loans purchased (2)                  96,140        51.98      104,734        57.39       93,694        54.64
Loans sold (3)                      (22,543)      (12.19)      (8,043)       (4.41)      (9,358)       (5.46)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Net additions to loan portfolio   $ 184,946       100.00%   $ 182,492       100.00%   $ 171,476       100.00%
                                  =========    =========    =========    =========    =========    =========

(1) Comprised of credit card, personal, home improvement and secured business loans.
(2) Comprised primarily of one- to four-family mortgage loans, multifamily mortgage loans and construction loans.
(3)  Comprised primarily of one- to four-family loans.

     Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. The Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans secured by property secured outside its market area to meet its financial objectives. During fiscal 2006, the properties securing purchased loans were concentrated primarily in New York and to a lesser extent, Vermont, New Jersey and Massachusetts. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

     In an effort to reduce these risks, the Bank has sought to ensure that purchased loans satisfy the Bank's underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. A Lending Department officer monitors the inspection and confirms the review of each purchased loan. Carver Federal also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within 90 days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

     INTEREST RATES AND LOAN FEES. Interest rates charged by Carver Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by secondary market sources. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the banking industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     Carver Federal charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of between zero and one point (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the estimated life of the loan using the interest method. If a loan is prepaid or sold all remaining deferred fees with respect to such loan are taken into income at such time.

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

     LOAN MATURITY SCHEDULE. The following table sets forth information at March 31, 2006 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below.

                                      DUE DURING THE YEAR ENDING
                                               MARCH 31,                    DUE THREE
                              ------------------------------------------     TO FIVE      DUE FIVE TO
                                  2007           2008           2009          YEARS        TEN YEARS
                              ------------   ------------   ------------   ------------   ------------
                                                                              (DOLLARS IN THOUSANDS)
Real Estate Loans:
   One- to four-family        $      2,251   $      2,288   $      1,020   $     32,744   $        456
  Multifamily                        4,407          6,595         16,412         22,945         17,045
  Non-residential                   10,545         10,299         18,029         78,330         17,590
  Construction                      73,444         19,067             --             --             --
Consumer and business loans             14            116             48            938            224
                              ------------   ------------   ------------   ------------   ------------
     Total                    $     90,661   $     38,365   $     35,509   $    134,957   $     35,315
                              ============   ============   ============   ============   ============

                               DUE TEN TO     DUE AFTER
                                20 YEARS       20 YEARS        TOTAL
                              ------------   ------------   ------------

Real Estate Loans:
   One- to four-family        $      2,446   $    102,228   $    143,433
  Multifamily                       11,228         26,086        104,718
  Non-residential                    8,634         10,617        154,044
  Construction                          --             --         92,511
Consumer and business loans            103             10          1,453
                              ------------   ------------   ------------
     Total                    $     22,411   $    138,941   $    496,159
                              ============   ============   ============

     The following table sets forth as of March 31, 2006 amounts in each loan category that are contractually due after March 31, 2007 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                       DUE AFTER MARCH 31, 2007
                               -----------------------------------------
                                  FIXED       ADJUSTABLE       TOTAL
                              ------------   ------------   ------------
                                           ( IN THOUSANDS )
Real Estate Loans:
  One- to four-family         $      7,454   $    133,728   $    141,182
  Multifamily                       33,583         66,728        100,311
  Non-residential                   36,526        106,973        143,499
  Construction                          --         19,067         19,067
Consumer and business loans          1,085            354          1,439
                              ------------   ------------   ------------
    Total                     $     78,648   $    326,850   $    405,498
                              ============   ============   ============

Asset Quality

     GENERAL. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank's financial condition. Such strategies, as well as the Bank's concentration on one- to four-family, commercial mortgage lending (which includes multifamily and non-residential real estate loans) and construction lending, the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

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

     NON-PERFORMING ASSETS. When a borrower fails to make a payment on a mortgage loan, immediate steps are taken by Carver Federal and its sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, Carver Federal seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, the Bank may pursue foreclosure or other appropriate action.

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

     The following table sets forth information with respect to Carver Federal's non-performing assets at the dates indicated.

                                                                                       AT MARCH 31,
                                                         ------------------------------------------------------------------------
                                                             2006           2005           2004           2003           2002
                                                         ------------   ------------   ------------   ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis (1):
  Real estate:
    One- to four-family                                  $      1,098   $        149   $        558   $      1,113   $        756
    Multifamily                                                   763            167          1,532             --            253
    Non-residential                                                --            665             --            639          1,754
    Construction                                                  865             --             23             23             23
  Consumer and business                                             4             17             10             27             37
                                                         ------------   ------------   ------------   ------------   ------------
      Total non-accrual loans                                   2,730            998          2,123          1,802          2,823
                                                         ------------   ------------   ------------   ------------   ------------

Accruing loans contractually past due 90 days or more              --             --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------

Total of non-accrual and accruing 90-day past due loans  $      2,730   $        998   $      2,123   $      1,802   $      2,823
                                                         ------------   ------------   ------------   ------------   ------------

Other non-performing assets (2):
  Real estate:
    Land                                                           26             --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
Total other non-performing assets                                  26             --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
Total non-performing assets (3)                          $      2,756   $        998   $      2,123   $      1,802   $      2,823
                                                         ============   ============   ============   ============   ============

Non-performing loans to total loans                              0.55%          0.23%          0.60%          0.61%          0.96%
Non-performing assets to total assets                            0.42%          0.16%          0.39%          0.36%          0.63%


(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the fiscal year ended March 31, 2006, gross interest income of $79,000 would have been recorded on non-accrual loans had they been current throughout the year.

(2) Other non-performing assets generally represent property acquired by the Bank in settlement of loans (i.e., through foreclosure, repossession or as an in-substance foreclosure). Although the Bank had no foreclosed real estate, as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY. These assets are recorded at the lower of their fair value or the cost to acquire.

(3) Total non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

     At March 31, 2006, total non-performing assets increased by $1.8 million to $2.8 million compared to $998,000 at March 31, 2005. At March 31, 2006 other non-performing assets of $26,000 relates to one parcel of land that Carver Federal acquired as a result of a property tax redemption. The increase in total non-performing assets for fiscal 2006 primarily reflects three additional one-to four-family residential real estate loans. Increases in non-performing asset levels are consistent with the growth the Bank experienced in its loan portfolio during the fiscal year. Management believes the Bank's current level of non-performing assets to total loans remains within the range of its peers.

     There were no accruing loans contractually past due 90 days or more at March 31, 2006 and March 31, 2005, reflecting the continued practice adopted by the Bank during the fiscal year ended March 31, 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

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

     At March 31, 2006, Carver Federal had $2.2 million of loans classified as substandard which represented 0.3% of the Bank's total assets. As of March 31, 2005 the Bank had $1.0 million as loans classified as substandard, representing 0.2% of the Bank's total assets. There were no loans classified as doubtful or loss at March 31, 2006 and March 31, 2005.

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

     Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. The Internal Asset Review Committee conducts reviews of the Bank's loans on at least a quarterly basis and evaluates the need to establish general and specific allowances on the basis of this review. In addition, management actively monitors Carver Federal's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     Additionally, the Internal Asset Review Committee reviews Carver Federal's assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Board has designated the Internal Asset Review Committee to perform quarterly reviews of the Bank's asset quality, and their report is submitted to the Board for review. The Asset Liability and Interest Rate Risk Committee of the Board establishes policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See "--Lending Activities--Loan Purchases and Originations." Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

     At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded. At March 31, 2006, the Bank had no foreclosed real estate, however, as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of Carver Federal's allowance for loan losses for the periods indicated.


                                                                                 YEAR ENDED MARCH 31,
                                                       -------------------------------------------------------------------------
                                                           2006           2005           2004           2003            2002
                                                       ------------   ------------   ------------   ------------    ------------
                                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of year                           $      4,097   $      4,125   $      4,158   $      4,128    $      3,551
Loans charged-off:
  Real Estate:
    One- to four-family                                          17              8              6              2              --
    Non-residential                                              --             --             55             --              --
  Consumer and business                                         100             65            264            226             500
                                                       ------------   ------------   ------------   ------------    ------------
      Total Charge-offs                                         117             73            325            228             500
                                                       ------------   ------------   ------------   ------------    ------------

Recoveries:
  One- to four-family                                             5             --            107             --               3
  Non-residential                                                --             --             10             --              --
  Consumer and business                                          30             45            175            258             174
                                                       ------------   ------------   ------------   ------------    ------------
    Total Recoveries                                             35             45            292            258             177
                                                       ------------   ------------   ------------   ------------    ------------
Net loans charged-off (recovered)                                82             28             33            (30)            323
                                                       ------------   ------------   ------------   ------------    ------------
  Provision for losses                                           --             --             --             --             900
                                                       ------------   ------------   ------------   ------------    ------------
Balance at end of year                                 $      4,015   $      4,097   $      4,125   $      4,158    $      4,128
                                                       ============   ============   ============   ============    ============

Ratio of net charge-offs to average loans outstanding          0.02%          0.01%          0.01%        -0.01%            0.11%
Ratio of allowance to total loans                              0.81%          0.96%          1.16%          1.40%           1.41%
Ratio of allowance to non-performing assets (1)              147.07%        410.65%        194.30%        230.74%         146.23%

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

                                                                                                     AT MARCH 31,
                                  ----------------------------------------------------------------------------------------
                                              2006                          2005                          2004
                                  ---------------------------    --------------------------    ---------------------------
                                                  % OF LOANS                    % OF LOANS                    % OF LOANS
                                                   IN EACH                       IN EACH                        IN EACH
                                                   CATEGORY                      CATEGORY                       CATEGORY
                                                   TO TOTAL                      TO TOTAL                       TO TOTAL
                                     AMOUNT       GROSS LOANS       AMOUNT      GROSS LOANS       AMOUNT       GROSS LOANS
                                  ------------   ------------    ------------   -----------    ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Loans:
  Real Estate
    One- to four-family           $        565          28.91%   $        528          36.69%   $        355          27.80%
    Multifamily                          1,084          21.11%            898          23.99%          1,240          33.88%
    Non-residential                        960          31.05%          1,129          27.49%            853          28.92%
    Construction                           303          18.64%            212          11.43%            158           7.71%
  Consumer and business                    442           0.29%            554           0.40%            487           1.69%
 Unallocated                               661            N/A             776            N/A           1,032            N/A
                                  ------------   ------------    ------------   ------------    ------------   ------------
Total Allowance for loan losses   $      4,015         100.00%   $      4,097         100.00%   $      4,125         100.00%
                                  ============   ============    ============   ============    ============   ============

                                  ----------------------------------------------------------
                                             2003                           2002
                                  --------------------------     ---------------------------
                                                 % OF LOANS                     % OF LOANS
                                                   IN EACH                       IN EACH
                                                   CATEGORY                      CATEGORY
                                                   TO TOTAL                      TO TOTAL
                                     AMOUNT       GROSS LOANS       AMOUNT      GROSS LOANS
                                  ------------   ------------    ------------   ------------

Loans:
  Real Estate
    One- to four-family           $        298          24.20%   $        429          41.84%
    Multifamily                            656          44.45%          1,468          40.39%
    Non-residential                      1,967          26.74%            729          13.66%
    Construction                           170           3.89%             76           3.32%
  Consumer and business                    344           0.72%            377           0.79%
 Unallocated                               723            N/A           1,049            N/A
                                  ------------   ------------    ------------   ------------
Total Allowance for loan losses   $      4,158         100.00%   $      4,128         100.00%
                                  ============   ============    ============   ============

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

     Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Statement of Financial Accounting Standards ("SFAS") No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At March 31, 2006, the Bank had no securities classified as trading. At March 31, 2006, $81.9 million, or 75.6% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $26.4 million, or 24.4%, was classified as held-to-maturity.

     MORTGAGE-BACKED SECURITIES. The Bank has invested in mortgage-backed securities in order to achieve its asset/liability management goals and collateral needs. Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See "--Regulation and
Supervision--Federal Banking Regulation--QTL Test" and "Federal and State Taxation."

     At March 31, 2006, mortgage-backed securities constituted 14.6% of total assets, as compared to 20.2% of total assets at March 31, 2005. Carver Federal maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") pass-through certificates, FNMA and FHLMC participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration ("SBA").

     The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2006 constituted $91.7 million, or 95.6% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

     The following table sets forth the carrying value of Carver Federal's mortgage-backed securities at the dates indicated.

                                           AT MARCH 31,
                                  -------------------------------
                                   2006        2005       2004
                                  --------   --------   --------
                                          (IN THOUSANDS)
AVAILABLE-FOR-SALE:
  GNMA                            $ 63,007   $ 83,425   $ 55,512
  Fannie Mae                         4,589      8,149     12,626
  FHLMC                              2,209      3,908      6,712
                                  --------   --------   --------
Total available-for-sale            69,805     95,482     74,850
                                  --------   --------   --------
HELD-TO-MATURITY:
  GNMA                            $    809   $  1,070   $  1,465
  Fannie Mae                         7,900     10,780     20,386
  FHLMC                             17,372     19,115     21,305
   Other                               323        337        318
                                  --------   --------   --------
Total held-to-maturity              26,404     31,302     43,474
                                  --------   --------   --------
Total mortgage-backed securities  $ 96,209   $126,784   $118,324
                                  ========   ========   ========

     The following table sets forth the scheduled final maturities, book and fair values for Carver Federal's mortgage-backed securities at March 31, 2006. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                     WEIGHTED
                                  BOOK      FAIR     AVERAGE
                                  VALUE     VALUE      RATE
                                 -------   -------   --------
                                   (Dollars in thousands)

AVAILABLE-FOR-SALE :
One through five years           $   300   $   303       6.23%
Five through ten years             1,524     1,471       4.53%
After ten years                   68,600    68,031       3.78%
                                 -------   -------   --------
                                 $70,424   $69,805       3.81%
                                 =======   =======   ========
HELD-TO-MATURITY:
One through five years           $    50   $    50       5.69%
After ten years                   26,354    25,830       5.65%
                                 -------   -------   --------
                                 $26,404   $25,880       5.65%
                                 =======   =======   ========

     OTHER INVESTMENT SECURITIES. In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the Federal Home Loan Bank ("FHLB"), certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. In fiscal 2005, as a result of the attempted acquisition of Independence Federal Savings Bank ("IFSB"), Carver invested in 150,000 shares of IFSB common stock totaling $3.1 million. However, on May 11, 2005, subsequent to the termination of that acquisition agreement, the Company sold its entire equity investment in IFSB for an aggregate price of $1.6 million.

     The following table sets forth the carrying value of Carver Federal's other securities available-for-sale at the dates indicated.

                                                      AT MARCH 31,
                                           ---------------------------------
                                              2006        2005        2004
                                           ---------   ---------   ---------
                                                    (IN THOUSANDS)
U.S. Government and Equity securities:
  Available-for-sale                       $  12,077   $  22,551   $  21,553
                                           =========   =========   =========

     The following table sets forth by scheduled maturities the book and fair values for Carver Federal's other securities available-for-sale at March 31, 2006.

                                                                 WEIGHTED
                                     BOOK           FAIR          AVERAGE
                                    VALUE          VALUE           RATE
                                 ------------   ------------   ------------
                                       (IN THOUSANDS)
Available-for-sale:
  Less than one year             $      2,000   $      1,982           2.43%
  One through five years               10,386         10,095           3.85%
                                 ------------   ------------   ------------
                                 $     12,386   $     12,077           3.62%
                                 ============   ============   ============


     OTHER EARNING ASSETS. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see "--Regulation and Supervision--Federal Banking Regulation--Liquidity."

     The following table sets forth the carrying value of Carver Federal's investment in FHLB stock and liquid assets at the dates indicated.

                                      AT MARCH 31,
                            ------------------------------
                              2006       2005       2004
                            --------   --------   --------
                                    (IN THOUSANDS)

  FHLB stock                $  4,627   $  5,125   $  4,576
  Federal funds sold           8,700      6,800      8,200

Deposit Activity and Other Sources of Funds

     GENERAL. Deposits are the primary source of Carver Federal's funds for lending and other investment purposes. In addition to deposits, Carver Federal derives funds from loan principal repayments, loan and investment interest payments, maturing investments and fee income. Loan and mortgage-backed securities repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates, pricing of deposits, competition and general economic conditions. Borrowed money may be used to supplement the Bank's available funds, and from time to time the Bank borrows funds from the FHLB and has borrowed funds through repurchase agreements.

     DEPOSITS. Carver Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branch offices. Carver Federal also holds deposits from various governmental agencies or authorities and corporations. At March 31, 2006 the Bank held $10.6 million in brokered deposits, specifically certificates of deposits.

     Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, current market rates, the Bank's growth goals and applicable regulatory restrictions and requirements.

     The following table sets forth the change in dollar amount of deposits accounts offered by Carver Federal between the dates indicated. In fiscal 2006 the Bank opened one additional stand-alone ATMs in Bedford Stuyvesant, Brooklyn. During fiscal 2005 the Bank opened two branch offices as well as two stand-alone ATMs. The first branch office and ATM was opened in July 2004 at Atlantic Terminal in Fort Greene, Brooklyn. A second ATM at 116th Street and a branch office at 145th Street in Harlem were opened in December 2004 and January 2005, respectively. During fiscal 2004 the Bank opened two stand-alone ATMs in Harlem and a new branch office in Jamaica, Queens. The Bank's branch offices on 116th Street and 145th Street in Harlem and in Jamaica operate in New York State designated Banking Development Districts ("BDD"), which allow Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. As of March 31, 2006, Carver Federal held $136.1 million in BDD deposits.


                                                YEAR ENDED MARCH 31,
                                           --------------------------------
                                             2006        2005        2004
                                           --------------------------------
                                                (DOLLARS IN THOUSANDS)

Deposits at beginning of year              $455,870    $375,519    $349,066
Net increase before interest credited        39,847      74,896      21,804
Interest credited                             8,921       5,455       4,649
                                           --------    --------    --------
Deposits at end of year                    $504,638    $455,870    $375,519
                                           ========    ========    ========

Net increase during the year:
  Amount                                   $ 48,768    $ 80,351    $ 26,453
                                           ========    ========    ========
  Percent                                      10.7%       21.4%        7.6%
                                           ========    ========    ========


     The following table sets forth the distribution in the various types of the Bank's deposit accounts and the related weighted average interest rates paid at the dates indicated.


                                                                       AT MARCH 31,
                                ----------------------------------------------------------------------------------------------
                                                    2006                                            2005
                                ----------------------------------------------  ----------------------------------------------
                                                  PERCENT OF      WEIGHTED                        PERCENT OF       WEIGHTED
                                                    TOTAL         AVERAGE                           TOTAL           AVERAGE
                                    AMOUNT         DEPOSITS         RATE            AMOUNT         DEPOSITS          RATE
                                --------------  --------------  --------------  --------------  --------------  --------------
                                                                                            (DOLLARS IN THOUSANDS)

Non-interest-bearing demand     $       31,085             6.2%             --% $       25,570             5.6%             --%
NOW demand                              27,904             5.5            0.31          24,095             5.3            0.30
Savings and clubs                      139,724            27.7            0.68         137,810            30.2            0.62
Money market savings                    40,045             7.9            2.41          36,294             8.0            1.34
Certificates of deposit                263,963            52.3            3.76         229,685            50.4            2.30
Other                                    1,917             0.4            1.47           2,416             0.5            1.13
                                --------------  --------------  --------------  --------------  --------------  --------------
Total                           $      504,638           100.0%           2.37% $      455,870           100.0%           1.47%
                                ==============  ==============  ==============  ==============  ==============  ==============


                                ----------------------------------------------
                                                    2004
                                ----------------------------------------------
                                                 PERCENT OF        WEIGHTED
                                                    TOTAL          AVERAGE
                                    AMOUNT         DEPOSITS          RATE
                                --------------  --------------  --------------
                                           (DOLLARS IN THOUSANDS)

Non-interest-bearing demand     $       20,966             5.6%             --%
NOW demand                              22,671             6.0            0.30
Savings and clubs                      131,120            34.9            0.60
Money market savings                    30,842             8.2            0.74
Certificates of deposit                168,066            44.8            1.97
Other                                    1,854             0.5            1.46
                                --------------  --------------  --------------
Total                           $      375,519           100.0%           1.18%
                                ==============  ==============  ==============

     The following table sets forth the amount and maturities of certificates of deposit in specified weighted average interest rate categories at March 31, 2006.

                                            PERIOD TO MATURITY                                 MARCH 31,
                 ----------------------------------------------------------------------  ----------------------
                  LESS THAN                            AFTER       TOTAL      PERCENT
    RATE          ONE YEAR   1-2 YEARS   2-3 YEARS    3 YEARS      2006       OF TOTAL      2005        2004
---------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                    (Dollars in thousands)

0% - 0.99%       $      635  $       16  $       10  $       85  $      746        0.28 % $     688  $   29,848
1% - 1.99%            8,826         304           7          --       9,137        3.46     122,459      69,434
2% - 3.99%          105,120      14,943       7,862       9,677     137,602       52.13      92,181      53,294
4% and over         102,997       4,932       2,577       5,972     116,478       44.13      14,357      15,490
                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Total          $  217,578  $   20,195  $   10,456  $   15,734  $  263,963      100.00 % $ 229,685  $  168,066
                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

     Carver Federal's certificates of deposit of $100,000 or more were $183.5 million as of March 31, 2006 compared to $161.7 million at March 31, 2005. These certificates of deposit over $100,000 include BDD deposits of $136.1 million and $101.0 million at March 31, 2006 and 2005, respectively. Other deposits with balances of $100,000 or more totaled $ 80.9 million and $64.8 million at March 31, 2006 and 2005, respectively.

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

     On September 17, 2003, Carver Federal Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2006 of 7.97%. The subordinated debt securities amounted to $12.9 million at March 31, 2006 and are included in other borrowed money on the consolidated statement of financial condition. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet. At March 31, 2006, Carver Federal had outstanding $93.8 million in total borrowed money, consisting of the subordinated debt securities and advances from FHLB.

     The following table sets forth certain information regarding Carver Federal's borrowed money at the dates and for the periods indicated:


                                                                                          AT OR FOR THE YEAR ENDED
                                                                                                  MARCH 31,
                                                                                       --------   ---------   --------
                                                                                         2006       2005        2004
                                                                                       --------   ---------   --------
                                                                                          (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of year:
  FHLB-NY advances                                                                     $ 80,935   $ 102,500   $ 91,516
  Guaranteed preferred beneficial interest in junior subordinated debentures             12,857      12,799     12,741
  Loan for employee stock ownership plan                                                     --          --         25

Rate paid at year end:
  FHLB-NY advances                                                                         4.13%       3.78%      3.92%
  Guaranteed preferred beneficial interest in junior subordinated debentures               7.97%       6.08%      4.16%
  Loan for employee stock ownership plan                                                     --          --       4.00%

Maximum amount of borrowing outstanding at any month end:
  FHLB-NY advances                                                                     $112,488   $ 112,506   $112,030
  Guaranteed preferred beneficial interest in junior subordinated debentures             12,857      12,799     12,742
  Loan for employee stock ownership plan                                                     --          --        207

Approximate average amounts outstanding for year:
  FHLB-NY advances                                                                     $ 94,798   $  97,013   $ 99,359
  Guaranteed preferred beneficial interest in junior subordinated debentures             12,827      12,768      6,854
  Loan for employee stock ownership plan                                                     --          --        137

Approximate weighted average rate paid during the year (1):
  FHLB-NY advances                                                                         3.81%       3.71%      3.74%
  Guaranteed preferred beneficial interest in junior subordinated debentures               7.50%       5.49%      4.78%
  Loan for employee stock ownership plan                                                     --          --       4.07%

(1) The approximate weighted average rate paid during the year was computed by dividing the average amounts outstanding into the related interest expense for the year.

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

     LOANS TO ONE BORROWER LIMITATIONS. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2006, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $9.9 million.

     QTL TEST. Under HOLA, the Bank must comply with a qualified thrift lender ("QTL") test. Under this test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" on a monthly basis in at least nine months of the most recent twelve-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business. "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter. In addition, if the Bank does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible. At March 31, 2006, the Bank maintained approximately 69.3% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

     In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank's risk profile. At March 31, 2006, the Bank exceeded each of its capital requirements with a tangible capital ratio of 9.4%, leverage capital ratio of 9.4% and total risk-based capital ratio of 13.2%.

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

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of federal law. At March 31, 2006, the Bank was considered well-capitalized by the OTS.

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

          (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

          (3) a service test, to evaluate the institution's delivery of banking services through its branch offices, ATM centers and other offices.

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

     The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB"). Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors. At March 31, 2006, there were no loans to officers or directors.

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

     ASSESSMENT. The OTS charges assessments to recover the cost of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2006, Carver paid $143,000 in OTS assessments.

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

     In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.44% per $100,000 of insured deposits to fund interest payments on the bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. The Bank's total expense in fiscal 2006 for FDIC assessment for FICO bonds interest payments was $61,000. Due to the Bank's favorable assessment risk classification there was no deposit insurance assessment on our deposits for fiscal 2006.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB -NY which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as an FHLB member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB) of its outstanding advances from the FHLB. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB at March 31, 2006 of $4.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

     FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be adversely affected. Dividends from FHLB-NY to the Bank amounted to $274,000 for fiscal 2006, $130,000 for fiscal 2005 and $126,000 for fiscal 2004. In the third quarter of fiscal 2004, the FHLB-NY suspended dividend payments to stockholders due to losses in its securities portfolio, but resumed payment in the fourth quarter. The dividend rate paid on FHLB stock at March 31, 2006 was 5.25%.

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

     FEDERAL RESERVE SYSTEM. Under the FRB's regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3% must be maintained against aggregate transaction accounts between $7.0 million and $48.3 million (subject to adjustment by the FRB), and (b) a reserve of $1.2 million and 10% (subject to adjustment by the FRB between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $48.3 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

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

     BAD DEBT RESERVES. Prior to fiscal 2004 the Bank met the requirement as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. In fiscal years 2006, 2005 and 2004 the Bank was not considered to be a small bank as total assets exceeded $500 million.

     DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of March 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's taxable income.

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


STATE AND LOCAL TAXATION

     STATE OF NEW YORK. The Bank and the Holding Company are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax. "Entire net income" means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank's deductions for additions to its reserve for bad debts. The New York State franchise tax rate based upon entire net income for both fiscal years 2006 and 2005 was 9.03%, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. 60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions to Carver Federal received from Carver Asset Corporation are eligible for the New York State dividends received deduction. However, the Holding Company has been subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for both fiscal years 2006 and 2005 based upon alternative entire net income. For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.

     New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

     NEW YORK CITY. The Bank and the Holding Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City. In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above. The Bank and the Holding Company are subject to New York City banking corporation tax of 3% on alternative entire net income allocated to New York City.

     DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

     The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of June 15, 2006. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

     DEBORAH C. WRIGHT, age 48, has served as President and Chief Executive Officer and a Director of the Holding Company and Carver Federal since June 1, 1999. In February 2005, Ms. Wright was elected Chairman of the Board. Prior to joining Carver, Ms. Wright was President & Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996.

     ROY SWAN, age 42, has served Senior Vice President, Corporate Secretary and Chief of Staff since May 2005. Prior to joining Carver, Mr. Swan served as Vice President, Finance & Administration at Time Warner Inc. since March 2003.

     JAMES H. BASON, age 51, has served as Senior Vice President and Chief Lending Officer since March 2003. Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991. At the Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing.

     FRANK DEATON, age 37, has served as Senior Vice President of Operations since January 2005 and formerly served as Chief Auditor since May 2001. Mr. Deaton was previously Vice President and Risk Review Manager with Key Bank in Cleveland, Ohio where he was responsible for developing the scope and overseeing completion of credit, operational and regulatory compliance audits for a variety of business units.

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


ITEM IA. RISK FACTORS

     Risk is an inherent part of Carver's business and activities. The following is a summary of risk factors relevant to the Company's operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

     CHANGES IN INTEREST RATE ENVIRONMENT MAY NEGATIVELY AFFECT CARVER'S NET INCOME, MORTGAGE LOAN ORIGINATIONS AND VALUATION OF AVAILABLE FOR SALE SECURITIES. The Company's earnings depend largely on the relationship between the yield on interest-earning assets, primarily our mortgage loans and mortgage-backed securities, and the cost of deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for products and services. Carver is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.

     In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and prevailing market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the ability to assume the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition.

     The Company's objective is to fund its liquidity needs primarily through lower costing deposit growth. However, from time to time Carver Federal borrows from the FHLB. More recently, the cost of deposits and the rate to borrow have become significantly higher with the rising interest rate environment, which has negatively impacted net interest income.

     During fiscal 2006, the Federal Open Market Committee ("FOMC") raised the federal funds rate eight times (a total of 200 basis points). U.S. Treasury yields have increased in fiscal 2006 from fiscal 2005 with the exception of the 30-year U.S. Treasury yield, which has decreased. Although U.S. Treasury yields have risen, yields on the longer term maturities have not risen to the same degree as shorter term yields. This has resulted in a significant flattening of the U.S. Treasury yield curve. The Bank's short-term borrowings, as well as its deposits, are generally priced relative to short-term U.S. Treasury yields; whereas its mortgage loans and mortgage-backed securities are generally priced relative to medium-term (two-to-five years) U.S. Treasury yields. The flattening of the yield curve reduces the spread between the yield on our interest-earning assets and the cost of deposits and borrowings, thereby reducing net income.

     Interest rates are expected to continue to fluctuate and the Company cannot predicT future Federal Reserve Board actions or other factors that will cause rates to change.

     The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. Carver Federal's securities portfolio is comprised primarily of adjustable rate securities. As interest rates have continued to rise, there has been an improvement in the valuation of the Bank's available for sale securities.

     CARVER'S RESULTS OF OPERATIONS ARE AFFECTED BY ECONOMIC CONDITIONS IN THE NEW YORK METROPOLITAN AREA. At March 31, 2006, a significant portion of the Bank's lending portfolio was concentrated in the New York metropolitan area. As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

     STRONG COMPETITION WITHIN CARVER'S MARKET AREAS COULD HURT EXPECTED PROFITS AND SLOW GROWTH. The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and with greater financial resources. Additionally, various large out-of-state financial institutions continue to enter the New York metropolitan area market. All are considered competitors to varying degrees.

     Carver Federal faces intense competition both in making loans and attracting deposits. Competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. The Bank also faces competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Market area competition is a factor in pricing the Bank's loans and deposits, which could reduce net interest income. Competition also makes it more challenging to effectively grow loan and deposit balances. The Company's profitability depends upon its continued ability to successfully compete in its market areas.

     The Bank's increased emphasis on non-residential and construction real estate lending may create increased exposure to lending risks. At March 31, 2006, $246.6 million, or 49.7%, of our total loan portfolio consisted of non-residential and construction real estate loans compared to $165.3 million, or 38.9% at March 31, 2005. Non-residential and construction real estate loans generally involve a greater degree of credit risk than one- to-four family loans because they typically have larger balances and are more sensitive to changes in the economy. Payments on these loans often depend upon the successful operation and management of the underlying properties and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

     CARVER FEDERAL'S ABILITY TO PAY DIVIDENDS OR LEND FUNDS TO THE COMPANY IS SUBJECT TO REGULATORY LIMITATIONS WHICH MAY PREVENT THE COMPANY FROM MAKING FUTURE DIVIDEND PAYMENTS OR PRINCIPAL AND INTEREST PAYMENTS ON ITS DEBT OBLIGATION. Carver is a unitary savings and loan association holding company regulated by the OTS and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OTS regulates all capital distributions by the Bank to the Company, including dividend payments. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OTS prior to each capital distribution. The OTS will disallow any proposed dividend that would result in failure to meet the OTS' minimum capital requirements. Based on Carver Federal's current financial condition, it is not expected that this provision will have any impact on the Company's receipt of dividends from the Bank. Payment of dividends by Carver Federal also may be restricted at any time, at the discretion of the OTS, if it deems the payment to constitute an unsafe or unsound banking practice.

     The Company operates in a highly regulated industry which limits the manner and scope of its business activities.

     ACQUISITIONS MAY NOT PRODUCE REVENUE ENHANCEMENTS AND MAY RESULT IN UNFORESEEN INTEGRATION DIFFICULTIES. The Company periodically explores acquisition opportunities through which it seeks to expand market share. Recently, the Company entered into a definitive agreement to acquire CCB in an effort to expand its product line by entering the small business market. Difficulty in integrating this and any other acquired business may result in the Company not being able to realize expected revenue increases and cost savings, and may cause disruption of its business, and may otherwise adversely affect its ability to achieve the anticipated benefits of the acquisition.

     CHANGES IN LAWS, GOVERNMENT REGULATION AND MONETARY POLICY MAY HAVE A MATERIAL EFFECT ON OUR RESULTS OF OPERATIONS. Financial institution regulation has been the subject of significant legislation and may be the subject of further significant legislation in the future, none of which is in the Company's control. Significant new laws or changes in, or repeals of, existing laws, including with respect to federal and state taxation, may cause results of operations to differ materially. In addition, cost of compliance could adversely affect Carver's ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Carver Federal, particularly as implemented through the Federal Reserve System. A material change in any of these conditions could have a material impact on Carver Federal, and therefore on the Company's results of operations.

     CARVER FACES SYSTEM FAILURE RISKS AND SECURITY RISKS. The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems. Fire, power loss or other failures may effect Carver's computer equipment and other technology. Also, the Company's computer systems and network infrastructure could be damaged by "hacking" and "identity theft."

     OUR BUSINESS COULD SUFFER IF WE FAIL TO RETAIN SKILLED PEOPLE. The Company's success depends on its ability to attract and retain key employees reflecting current market opportunities and challenges. Competition for the best people is intense, and the Company's size and limited resources may present additional challenges in being able to retain the best possible employees.

     ACTS OR THREATS OF TERRORISM, MILITARY ACTIVITY, AND OTHER POLITICAL ACTIONS COULD ADVERSELY AFFECT GENERAL ECONOMIC OR INDUSTRY CONDITIONS. Geopolitical conditions may affect the Company's earnings. Furthermore, acts of terrorism, and the government's reaction to such acts, could affect business and earnings.

     A NATURAL DISASTER COULD HARM CARVER'S BUSINESS. Natural disasters could harm the Company's operations directly through interference with communications, as well as through the destruction of facilities and financial information systems.


ITEM 1B.  UNRESOLVED STAFF COMMENTS


     Not applicable.


ITEM 2.  PROPERTIES.

The Bank currently conducts its business through one administrative office and eight branch offices (including the 125th Street office) and five stand-alone ATM centers and stand-alone ATMs. Carver Federal entered into a license agreement with Essex Corporation on March 23, 2004 to operate an Investment Center at the Bank's Malcolm X Boulevard branch office but does not share any other owned or leased spaces with any other businesses. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2006. The Bank believes that such facilities are suitable and adequate for its operational needs.

                                                                                                   NET BOOK
                                                                 LEASE          PERCENTAGE         VALUE OF
                                 YEAR           OWNED OR       EXPIRATION         SPACE         --------------
                                OPENED           LEASED           DATE          UTILIZATION        PROPERTY
                            --------------   --------------   --------------   --------------   --------------
                                                                                                (In thousands)
   MAIN OFFICE
   -----------
   75 West 125th Street          1996            Owned                                    100   $        5,583
   New York, NY

   BRANCH OFFICES
   --------------
   1281 Fulton Street
   Brooklyn, NY                  1989            Owned                                     70            1,403

   1009-1015 Nostrand Avenue
   Brooklyn, NY                  1975            Owned                                    100              312

   115-02 Merrick Boulevard
   Jamaica, NY                   1996            Leased       02/2011                      75              266

   130 Malcolm X Boulevard
   New York, NY                  2001            Leased       05/2006                     100              535

   158-45 Archer Avenue
   Jamaica, New York             2003            Leased       07/2018                     100              847

   1 Hanson Place
   Brooklyn, NY                  2004            Leased       07/2014                     100             1100

   300 West 145 Street
   New York, NY                  2004            Leased       12/2009                     100              461

   ATM CENTERS
   -----------
   503 West 125th Street
   New York, NY                  2003            Leased       03/2013                     100              133

   601 West 137th Street
   New York, NY                  2003            Leased       10/2013                     100              139

   1 Hanson Place
   Brooklyn, NY                  2004            Leased       07/2009                     100               15

   1400 5th Avenue
   New York, NY                  2005            Leased       08/2013                     100              132

   1950 Fulton Street
   New York, NY                  2005            Leased       01/2010                     100              172

                                                                                                --------------
                   Total                                                                        $       11,098
                                                                                                ==============

     The net book value of Carver Federal's investment in premises and equipment totaled approximately $13.2 million at March 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2006, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended March 31, 2006, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Holding Company's common stock is listed on the American Stock Exchange under the symbol "CNY." As of June 15, 2006, there were 2,502,247 shares of the common stock outstanding, held by approximately 1,079 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

                         HIGH          LOW        DIVIDEND                                HIGH         LOW          DIVIDEND
                     -----------   -----------   -----------                          -----------   -----------   -----------
 FISCAL YEAR 2006                                                 FISCAL YEAR 2005
June 30, 2005        $     18.75   $     16.90   $      0.08     June 30, 2004        $     23.95   $     19.15   $      0.05
September 30, 2005   $     17.35   $     16.30   $      0.08     September 30, 2004   $     20.45   $     17.95   $      0.07
December 31, 2005    $     16.70   $     15.00   $      0.08     December 31, 2004    $     20.82   $     18.55   $      0.07
March 31, 2006       $     17.32   $     15.00   $      0.08     March 31, 2005       $     20.07   $     18.38   $      0.07


     The Board initially established the payment of a quarterly dividend to common shareholders on January 9, 2003. Subsequently, each quarter the Board meets to decide on the amount per share to be declared. On May 9, 2006, the Holding Company's Board of Directors declared a $0.08 cash dividend to shareholders for the fourth quarter of fiscal 2006, this represents a $0.03 per share increase from the $0.05 paid at inception of the Board establishing payment of a quarterly dividend.

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

     On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. To date, 94,474 shares of its common stock have been repurchased in open market transactions at an average price of $16.90 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. The following table details purchases the Holding Company made of its common stock during the fourth quarter of fiscal 2006.

                                                                         Total Number              Maximum
                                     Total                                of Shares            Number of Shares
                                   Number of           Average        Purchased as part        that May Yet Be
                                     Shares          Price Paid          of Publicly         Purchased Under the
                                   Purchased          per Share        Announced Plans              Plans
------------------------------------------------------------------------------------------------------------------
January 1, 2006 through
    January 31, 2006                       300           15.44                     300                    140,361
February 1, 2006 through
    February 28, 2006                       --              --                      --                    140,361
March 1, 2006 through
    March 31, 2006                          --              --                      --                    140,361
------------------------------------------------------------------------------------------------------------------
                                            --           15.44                      --
------------------------------------------------------------------------------------------------------------------

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


                                                              AT OR FOR THE FISCAL YEAR ENDED MARCH 31,
                                                         ----------------------------------------------------
                                                           2006       2005       2004       2003       2002
                                                         --------   --------   --------   --------   --------
                                                            (Dollars in thousands, except per share data)
SELECTED FINANCIAL CONDITION DATA:
Assets                                                   $660,993   $626,377   $538,830   $509,845   $450,306
Loans, net                                                493,432    421,987    351,900    292,738    289,710
Securities                                                108,286    149,335    139,877    165,585    105,464
Cash and cash equivalents                                  22,904     20,420     22,774     23,160     34,851
Deposits                                                  504,638    455,870    375,519    349,066    327,542
Borrowed funds                                             93,792    115,299    104,282    108,996     75,651
Long-term Obligations                                      48,153     84,129     80,506     91,762     60,749
Stockholders' equity                                     $ 48,697   $ 45,801   $ 44,645   $ 41,073   $ 36,742
Number of deposit accounts                                 41,614     40,199     38,578     41,220     41,200
Number of offices                                               8          8          6          5          5

OPERATING DATA:
Interest income                                          $ 32,385   $ 28,546   $ 26,234   $ 27,390   $ 28,395
Interest expense                                           13,493      9,758      8,700      8,983     12,047
                                                         --------   --------   --------   --------   --------
Net interest income                                        18,892     18,788     17,534     18,407     16,348
Provision for loan losses                                      --         --         --         --        900
                                                         --------   --------   --------   --------   --------
  Net interest income after provision for loan losses      18,892     18,788     17,534     18,407     15,448
Non-interest income                                         5,341      4,075      5,278      3,161      4,485
Non-interest expenses                                      19,134     18,696     15,480     14,704     14,339
                                                         --------   --------   --------   --------   --------
Income before income taxes                                  5,099      4,167      7,332      6,864      5,594
Income taxes                                                1,329      1,518      2,493      3,033        881
                                                         --------   --------   --------   --------   --------
Net income                                               $  3,770   $  2,649   $  4,839   $  3,831   $  4,713
                                                         ========   ========   ========   ========   ========
Basis earnings per common share                          $   1.50   $   1.06   $   2.03   $   1.59   $   1.98
                                                         ========   ========   ========   ========   ========
Diluted earnings per common share                        $   1.47   $   1.03   $   1.87   $   1.52   $   1.89
                                                         ========   ========   ========   ========   ========
Cash dividends per common share                          $   0.32   $   0.26   $   0.20   $   0.10   $   0.05
                                                         ========   ========   ========   ========   ========

SELECTED STATISTICAL DATA:
Return on average assets (1)                                 0.60%      0.45%      0.93%      0.83%      1.11
Return on average equity (2)                                 7.93       5.80      11.40       9.77      13.78
Net interest margin (3)                                      2.97       3.41       3.56       4.26       4.09
Average interest rate spread (4)                             3.18       3.26       3.40       4.08       3.89
Efficiency ratio (5)                                        78.96      81.77      67.86      68.18      77.89
Operating expense to average assets (6)                      3.04       3.21       2.97       3.18       3.37
Average equity to average assets                             7.54       7.84       8.13       8.48       8.03
Common Dividend payout ratio (7)                            20.63      24.64       9.86       3.19       2.55

ASSET QUALITY RATIOS:
Non-performing assets to total assets (8)                    0.42%      0.16%      0.39%      0.36%      0.63
Non-performing assets to total loans receivable (8)          0.55       0.23       0.60       0.61       0.96
Allowance for loan losses to total loans receivable          0.81       0.96       1.16       1.40       1.41

(1)  Net income divided by average total assets
(2)  Net income divided by average total equity
(3)  Net interest income divided by average interest-earning assets.
(4) The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Non-interest expense (other than real estate owned expenses) divided by the sum of net interest income and non-interest income (other than net security gains and losses and other non-recurring income).
(6) Non-interest expense less real estate owned expenses, divided by average total assets.
(7) Dividends paid to common stockholders as a percentage of net income available to common stockholders.
(8) Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.


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

EXECUTIVE SUMMARY

     Carver Bancorp, Inc., is a bank holding company organized under the laws of the state of Delaware and registered as a "bank holding company" under the Bank Holding Company Act of 1956, as amended. Carver is committed to providing superior customer service while offering a range of banking products and financial services to our retail and commercial customers. The Holding Company's primary subsidiary is Carver Federal Savings Bank, which operates from eight branch offices in the New York City boroughs of Manhattan, Brooklyn and Queens.

     Consistent with the thrift industry, Carver Federal's net income is dependent primarily on net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. In addition, net income is affected by the level of provision for loan losses, as well as non-interest income and operating expenses. The interest rate climate in 2006 was a challenging one for the industry and therefore Carver, as net interest margin declined following interest rate policy by the Federal Reserve over the last two years, which had the effect of substantially reducing the margin between earning assets and liabilities. Carver's core strategy continues to emphasize increasing assets, namely commercial real estate loans, and liabilities, primarily core deposits, sourced through our branch offices. In addition, the company is aggressively working to reduce costs, to improve its efficiency ratio, following investments in new branch offices and ATM locations, to increase the Bank's presence in its core marketplace.

MERGER WITH COMMUNITY CAPITAL BANK

     In addition to these and other steps to grow organically, Carver is actively pursuing acquisition opportunities to expand its presence in markets consistent with its urban niche, which are designed to increase assets and/or fee income. As a result, on April 5, 2006, the Bank entered into a definitive agreement to acquire Community Capital Bank ("CCB"), a leader in providing loans to small businesses in New York City's urban marketplace, in a cash transaction valued at approximately $11.1 million. The acquisition was approved by CCB shareholders on June 28, 2006 and is expected to close by September 30, 2006, subject to customary closing conditions including regulatory approvals.

     By providing Carver with a commercial banking platform, the transaction with CCB will better position the Bank to capitalize on one of the fastest growing and affluent urban consumer and small business markets in the country. Small business lending, which is typically a higher margin lending platform than real estate lending, will enable Carver to increase core deposits and loan balances, thereby increasing net interest margin and fee income. Efficiencies are also expected from an in market merger of an institution with two branch offices in Brooklyn, New York and approximately $162 million in assets.

FISCAL 2006

     Throughout fiscal 2006 the interest rate environment continued to negatively impact the Bank's net interest margin. To stem margin loss, the Bank successfully implemented a strategy to increase assets when accretive while replacing securities with higher yielding mortgage loans. Additionally, higher costing borrowings were replaced with lower costing deposits. The growth in assets and deposits followed investments in new branch and ATM locations, new product offerings, and marketing efforts. However, these investments and others increased the Bank's operating expenses. With diligent cost cutting efforts and outsourcing strategies the growth in expenses was limited and resulted in modest improvements to the Bank's efficiency ratio.

     In fiscal 2006, the Bank experienced strong growth in its core business with increases in net loans receivable and deposits, compared to March 31, 2005. During fiscal 2006, the national and local real estate markets remained strong and continued to support Carver's lending abilities increasing the loan portfolio despite the fact that loan repayments remained high, at fiscal 2005 levels. Deposits rose through growth in our checking, money market and certificate of deposit accounts. Both the securities and borrowings portfolios were reduced, consistent with our strategy to use normal cash flows from the repayment of mortgage-backed securities as well as the increase in deposits to fund higher yielding loans and repay borrowings.

     The FOMC raised the federal funds rate eight times resulting in an increase of 200 basis points during the fiscal year. While short term U.S. treasury yields have risen, yields on the longer end of the treasury yield curve have not risen to the same degree as short term yields resulting in a significant flattening of the U.S. Treasury yield curve. Additionally, there was interest rate volatility within individual quarters, which resulted in volatility in cash flows and refinance activity. As a result of this rate environment and despite the growth in our balance sheet, Carver's net interest income remained relatively flat while net interest margin declined year over year.

     As previously noted, fiscal 2006 reflected strong growth in the Bank's loan portfolio while maintaining solid asset quality. As a result, the Company did not provide for additional loan loss reserves as it considers the current allowance for loan losses to be adequate.

     The Bank's strategy to enhance fee income from operations has resulted in year over year increases in depository fees and charges, primarily ATM fees, debit card income and commissions from the sale of investments and insurance. In addition, the Bank benefited from improvements in loan fees and service charges, primarily loan prepayment penalty income.

     Net income for fiscal 2006 was impacted by increased expenses resulting from the full year effect of expanding the Bank's franchise in fiscal 2005. During fiscal 2005, the Bank successfully opened two full service state-of-the-art branch offices, one in Brooklyn and the other in Harlem. Additionally, the Bank opened two 24/7 ATM banking centers in Harlem and Brooklyn in fiscal 2005 and stand alone ATMs in Brooklyn in fiscal 2006. These investments increased operating expenses substantially. During fiscal 2006, in an effort to control expenses, Carver implemented company-wide cost cutting initiatives including the outsourcing of several technology functions as well as a number of corporate administrative functions. These efforts helped hold expenses to a modest increase in expenses year over year.

FISCAL 2007

     The outlook for fiscal 2007 reflects many of the economic and competitive factors that the Bank and the banking industry faced in fiscal 2006. As a result, we expect the operating environment to remain challenging with short-term interest rates continuing to rise while medium- and long term interest rates remain stable or rise moderately, which could have the effect of exerting further pressure on the Bank's net interest margin. Structurally, the Bank's balance sheet exhibits an asset sensitive bias over the long term. As a result, the Bank's greatest exposure is to a lower rate environment as asset yields would be expected to decline while deposit costs would be expected to stabilize. Should rates continue to rise, additional margin compression would be expected in the near term, however, management anticipates that the Bank's balance sheet would benefit over time from a prolonged rising rate environment.

     In this challenging climate, the Bank will continue to focus on growth in its core businesses, namely the expansion of commercial real estate loans and retail deposits. With the acquisition of CCB, we expect to begin to capitalize on additional new business opportunities noted above. In addition, based on our success in substantially increasing loans in our urban markets in the last several fiscal years, Carver Federal has been consistently successful in competing for attractive resources from the public sector to extend our reach.

     Notably, on June 1, 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an allocation of $59 million in New Markets Tax Credits ("NMTC") to provide loans to business willing to invest in low-income communities, including small business and certain real estate loans and other investments. The allocation was awarded to Carver Community Development Corporation, a for profit Community Development Entity ("CDE")
created by the Bank. Tax credits awarded by the government through the NMTC program enable loans to be made with advantaged terms including, in some cases, below market interest rates, thereby increasing capital to underserved communities. The NMTC program provides a credit to Carver Federal against federal income taxes when the Bank makes an equity investment in its CDE, which in turn uses this investment to make qualified loans in low-income communities, consistent with Carver's marketplace. The allocations are expected to be made available during calendar year 2007, and annually thereafter over a seven year period. During this period, the Bank will be able to receive 39% of the award or approximately $23 million in tax credits to be claimed over a seven year period, consistent with the CDE's ability to make loans meeting the Treasury Department's guidelines. A substantial portion of this benefit will be utilized for revitalization of our community, pursuant to the goals of the NMTC program. However, executing this program well is expected to increase our lending in our marketplace and improve shareholder value by reducing the Bank's taxes. Carver is gratified to have been selected upon its first application in a highly competitive selection process.

     Deposit growth is expected to follow our new business and marketing effort to core customer groups including landlords, churches and other non-profits as residents of the communities we serve. New products were offered to increase market share in these customer segments during fiscal 2006 including a lock-box service for landlords to collect rental payments, a checking overdraft line of credit (in an effort to continue building our checking account deposit base) and participation in the Certificate of Deposit Account Registry Services program to more efficiently address the collateral needs of large balance depositors.

     Regarding mortgage lending, the strength of originations and the purchase mortgage market coupled with the anticipated reduced level of loan prepayments should result in continued strong loan portfolio growth in fiscal 2007. Products such as sub-prime and jumbo mortgages for sale in the secondary market were introduced in fiscal 2006 to address the needs of additional prospective borrowers. Added emphasis to promote these products will be provided in fiscal 2007 in an effort to further fuel fee income growth. Planned net income growth in fiscal 2007 will be achieved by expanding non-interest income and emphasizing cost containment measures in fiscal 2007 thereby lowering the Bank's efficiency ratio. It is anticipated that if further flattening of the U.S. Treasury yield curve occurs, the Bank may utilize the cash flow of an expansion in its core business to reduce its securities and borrowing portfolios, thereby limiting asset growth.

     The retail and lending teams of Carver and CCB are developing a strategy to onboard CCB customers and increase products to deepen those relationships, in addition to new business activities designed to capitalize on Carver's larger footprint. In addition we are evaluating strategies to increase efficiencies and maximize the combination of the Company's balance sheets.

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

     See Note 1 of Notes to Consolidated Financial Statements for a description of our critical accounting policies including those related to allowance for loan losses and an explanation of the methods and assumptions underlying its application.

ASSET/LIABILITY MANAGEMENT

     Net interest income, the primary component of Carver Federal's net income, is determined by the difference or "spread" between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver Federal's interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver Federal's interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. The Bank has sought to reduce its exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate mortgage loans for its portfolio, investment in adjustable-rate mortgage-backed securities and shorter-term investment securities and the sale of all long term fixed-rate mortgage loans originated into the secondary market.


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

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver Federal had a negative one-year gap equal to 25.48% of total rate sensitive assets at March 31, 2006. As a result, Carver Federal's net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

     The  following  table  sets  forth  information   regarding  the  projected
maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2006. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in "Schedule CMR: Consolidated Maturity and Rate," which is part of the Bank's quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank's actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

                                                OR            FOUR TO          THROUGH         OVER THREE
                                               LESS            TWELVE           THREE           THROUGH
                                              MONTHS           MONTHS           YEARS          FIVE YEARS
                                          --------------   --------------   --------------   --------------
                                                               (DOLLARS IN THOUSANDS)
Rate Sensitive Assets:
Loans and mortgage-backed securities      $       95,862   $       34,878   $       96,802   $       56,499
Federal funds sold and interest earning
deposits                                           9,300               --               --               --
Investment securities                                969            3,839            7,847            4,038
                                          --------------   --------------   --------------   --------------
    Total interest-earning assets                106,131           38,717          104,649           60,537
Rate Sensitive Liabilities:
NOW demand                                         4,539            5,236           12,564           10,652
Savings and clubs                                  9,561            9,647           19,159           12,126
Money market savings                               2,437            1,360            8,668           19,895
Certificates of deposit                           40,617          176,961           30,680           14,883
Borrowings                                        18,867           32,484           44,165               --
                                          --------------   --------------   --------------   --------------
   Total interest-bearing liabilities     $       76,021   $      225,688   $      115,236   $       57,556

Interest Sensitivity Gap                  $       30,110   $     (186,971)  $      (10,587)  $        2,981

Cumulative Interest Sensitivity Gap       $       30,110   $     (156,861)  $     (167,448)  $     (164,467)
Ratio of Cumulative Gap to Total Rate
Sensitive assets                                    4.89%          -25.48%          -27.20%          -26.71%

                                          OVER FIVE      OVER
                                           THROUGH        TEN
                                          TEN YEARS      YEARS        TOTAL
                                          ---------    ---------    ---------

Rate Sensitive Assets:
Loans and mortgage-backed securities $ 150,598 $ 155,001 $ 589,640 Federal funds sold and interest earning
deposits                                         --           --        9,300
Investment securities                            11           --       16,704
                                          ---------    ---------    ---------
    Total interest-earning assets           150,609      155,001      615,644
Rate Sensitive Liabilities:
NOW demand                                   14,085       11,914       58,990
Savings and clubs                            29,483       59,747      139,723
Money market savings                          3,018        4,667       40,045
Certificates of deposit                         818            3      263,962
Borrowings                                      194           --       95,710
                                          ---------    ---------    ---------
   Total interest-bearing liabilities     $  47,598    $  76,331    $ 598,430

Interest Sensitivity Gap                  $ 103,011    $  78,670    $  17,214

Cumulative Interest Sensitivity Gap       $ (61,456)   $  17,214           --
Ratio of Cumulative Gap to Total Rate
Sensitive assets                             -9.98%         2.80%


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

     Presented below, as of March 31, 2006, is an analysis of the Bank's IRR as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The Bank considers its level of IRR for fiscal 2006, as measured by changes in NPV, to be minimal. The information set forth below relates solely to the Bank; however, because virtually all of the Company's IRR exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's IRR.


                                  NET PORTFOLIO VALUE                  NPV AS A % OF PV OF ASSETS
                       ------------------------------------------     ---------------------------
   CHANGE IN RATE        $ AMOUNT       $ CHANGE        % CHANGE       NPV RATIO        CHANGE
   --------------      ------------    -----------    -----------     -----------     -----------
                                                 (DOLLARS IN THOUSANDS)
           +300 bp           69,337        (18,204)           -21%          10.55%        -226 bp
           +200 bp           76,222        (11,319)           -13%          11.43%        -138 bp
           +100 bp           82,270         (5,271)            -6%          12.18%         -63 bp
              0 bp           87,541             --             --           12.81%          --
           -100 bp           91,875          4,334              5%          13.31%         +50 bp
           -200 bp           95,524          7,983              9%          13.71%         +90 bp

                                                            MARCH 31, 2006
                                                            --------------
RISK MEASURES: +200 BP RATE SHOCK
Pre-Shock NPV Ratio: NPV as % of PV of Assets                      12.81%
Post-Shock NPV Ratio                                               11.43%
Sensitivity Measure; Decline in NPV Ratio                          138 bp


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

                                                MONTH ENDED MARCH 31, 2006             YEAR ENDED MARCH 31, 2006
                                               ----------------------------   -------------------------------------------
                                                  AVERAGE        AVERAGE         AVERAGE                       AVERAGE
                                                  BALANCE       YIELD/COST       BALANCE        INTEREST      YIELD/COST
                                               -------------  -------------   -------------  -------------  -------------
                                                                               (Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                      $     487,937           6.77%  $     443,461  $      26,563           5.99%
Investment securities (2)                             18,105           3.84%         25,698            971           3.78%
Mortgage-backed securities                            98,366           4.22%        113,574          4,439           3.91%
Federal funds                                          5,929           4.37%         12,166            412           3.39%
                                               -------------  -------------   -------------  -------------  -------------
  Total interest-earning assets                      610,337           6.25%        594,899         32,385           5.44%
Non-interest-earning assets                           34,387                         35,198
                                               -------------                  -------------
  Total assets                                 $     644,724                  $     630,097
                                               =============                  =============

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW demand                                 $      25,640           0.30%  $      24,397  $          74           0.30%
    Savings and clubs                                139,304           0.68%        137,934            919           0.67%
    Money market savings                              33,806           2.01%         36,583            601           1.64%
    Certificates of deposit                          259,378           3.76%        237,992          7,297           3.07%
                                               -------------  -------------   -------------  -------------  -------------
  Total deposits                                     458,128           2.50%        436,906          8,891           2.03%
Mortgagors deposits                                    1,789           1.46%          2,044             30           1.47%
Borrowed money                                        98,407           4.56%        107,551          4,572           4.25%
                                               -------------  -------------   -------------  -------------  -------------
  Total deposits and interest-bearing
   liabilities                                       558,324           2.86%        546,501         13,493           2.47%
                                                                                             -------------
Non-interest-bearing liabilities:
    Demand                                            30,940                         29,079
    Other liabilities                                  6,413                          6,980
                                               -------------                  -------------
  Total liabilities                                  595,677                        582,560
Stockholders' equity                                  49,047                         47,537
                                               -------------                  -------------
  Total liabilities and stockholders' equity   $     644,724                  $     630,097
                                               =============                  =============
Net interest income                                                                                         $      18,892
                                                                                                            =============

Average interest rate spread                                           3.39%                                         2.97%
                                                              =============                                 =============

Net interest margin                                                    3.52%                                         3.18%
                                                              =============                                 =============

Ratio of average interest-earning assets to
  interest-bearing liabilities                                       109.32%                                       108.86%
                                                              =============                                 =============

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

                                                                         YEAR ENDED MARCH 31,
                                          -----------------------------------------------------------------------------------------
                                                             2005                                         2004
                                          -------------------------------------------   -------------------------------------------
                                             AVERAGE                                       AVERAGE        AVERAGE        AVERAGE
INTEREST EARNING ASSETS:                     BALANCE       INTEREST      YIELD/COST        BALANCE       INTEREST       YIELD/COST
                                          -------------  -------------  -------------   -------------  -------------  -------------
                                                                        (Dollars in thousands)
Loans (1)                                 $     384,916  $      22,940           5.96%  $     314,297  $      20,117           6.40%
Investment securities (2)                        29,547            827           2.80%         29,708          1,161           3.91%
Mortgage-backed securities                      125,643          4,605           3.67%        126,764          4,789           3.78%
Fed funds sold                                   10,724            174           1.62%         22,194            167           0.75%
                                          -------------  -------------  -------------   -------------  -------------  -------------
Total interest earning assets                   550,830         28,546           5.18%        492,963         26,234           5.32%
Non-interest earning assets                      31,677                                        28,423
                                          -------------                                 -------------
Total assets                              $     582,507                                 $     521,386
                                          =============                                 =============

INTEREST BEARING LIABILITIES:
Deposits
NOW demand                                $      22,933  $          69           0.30%  $      23,286  $          85           0.37%
Savings and clubs                               133,621            801           0.60%        130,509          1,001           0.77%
Money market savings                             30,116            302           1.00%         27,662            235           0.85%
Certificates of deposit                         208,584          4,258           2.04%        163,382          3,304           2.02%
                                          -------------  -------------  -------------   -------------  -------------  -------------
Total deposits                                  395,254          5,430           1.37%        344,839          4,625           1.34%
Mortgagers deposits                               2,217             25           1.15%          1,643             24           1.46%
Borrowed money                                  109,787          4,303           3.92%        106,350          4,051           3.81%
                                          -------------  -------------  -------------   -------------  -------------  -------------
Total interest bearing liabilities              507,258          9,758           1.92%        452,832          8,700           1.92%
                                                         -------------                                 -------------
Non-interest-bearing liabilities:
Demand                                           22,857                                        19,408
Other liabilities                                 6,724                                         6,746
                                          -------------                                 -------------
Total liabilities                               536,839                                       478,986
Stockholders' equity                             45,668                                        42,400
                                          -------------                                 -------------
Total liabilities and stockholders'
  equity                                  $     582,507                                 $     521,386
                                          =============                                 =============
Net interest income                                      $      18,788                                 $      17,534
                                                         =============                                 =============

Average interest rate spread                                                     3.26%                                         3.40%
                                                                        =============                                 =============

Net interest margin                                                              3.41%                                         3.56%
                                                                        =============                                 =============

Ratio of avgerage interest-earning
  assets to interest-bearing liabilities                                       108.59%                                       108.86%
                                                                        =============                                 =============

(1)  Includes non-accrual loans.
(2)  Includes FHLB-NY stock.

                                                                           YEAR ENDED MARCH 31,
                                          ---------------------------------------------------------------------------------------
                                                     2006 VS. 2005                                 2005 VS. 2004
                                                INCREASE (DECREASE) DUE TO                    INCREASE (DECREASE) DUE TO
                                          ------------------------------------------   ------------------------------------------
                                             VOLUME          RATE          TOTAL          VOLUME          RATE           TOTAL
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (Dollars in thousands)
INTEREST EARNING ASSETS:
Loans                                     $      3,489   $        134   $      3,623   $      4,209   $     (1,386)  $      2,823
Investment securities                               (1)           145            144             (5)          (329)          (334)
Mortgage-backed securities                        (560)           394           (166)           (41)          (143)          (184)
Fed funds                                           23            215            238           (186)           193              7
                                          ------------   ------------   ------------   ------------   ------------   ------------
Total interest earning assets                    2,951            888          3,839          3,977         (1,665)         2,312

INTEREST BEARING LIABILITIES:
Deposits
NOW demand                                          (4)            (1)            (5)             1             15             16
Savings and clubs                                  (26)           (83)          (109)           (19)           219            200
Money market savings                               (65)          (234)          (299)           (25)           (43)           (68)
Certificates of deposit                           (600)        (2,448)        (3,048)          (923)           (31)          (954)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Total deposits                                    (695)        (2,766)        (3,461)          (966)           160           (806)
Mortgagers deposits                                  2             (7)            (5)             7             (8)            (1)
Borrowed money                                      83           (352)          (269)          (149)          (102)          (251)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Total deposits and interest bearing
 liabilities                                      (610)        (3,125)        (3,735)        (1,108)            50         (1,058)

Net change in interest income             $      2,341   $     (2,237)  $        104   $      2,869   $     (1,615)  $      1,254
                                          ============   ============   ============   ============   ============   ============

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND 2005

     At March 31, 2006, total assets increased by $34.6 million, or 5.5%, to $661.0 million compared to $626.4 million at March 31, 2005. The increase in total assets was primarily attributable to an increase in loans receivable partially offset by a reduction in total securities.

     Loans receivable, net, increased by $71.4 million, or 16.9%, to $493.4 million as of March 31, 2006 compared to $422.0 million one year ago. The net loan growth during fiscal 2006 reflects loan originations of $111.3 million and loan purchases of $96.1 million, offset by principal repayments of $113.5 million and loans sold to various third party purchasers of $22.5 million. One- to four-family mortgage loans decreased by $12.4 million, or 7.9%, to $143.4 million at March 31, 2006 compared to $155.8 million at March 31, 2005. The decrease in one- to four-family loans is primarily due to repayments and loan sales of $36.9 and $22.5 million, respectively, partially offset by loan originations and purchases of $15.1 and $32.2 million, respectively. Multifamily real estate loans increased by $2.8 million, or 2.8%, to $104.7 million at March 31, 2006 compared to $101.9 million at March 31, 2005 as originations and purchases of $18.1 and $9.5 million, respectively, exceeded repayments of $24.8 million. Non-residential real estate loans increased by $37.3 million, or 31.9%, to $154.0 million at March 31, 2006 compared to $116.8 million at March 31, 2005 primarily as a result of originations and purchases of $33.6 and $27.3 million, respectively, partially offset by repayments of $23.6 million during the year. Construction loans increased by $43.9 million, or 90.4%, to $92.5 million at March 31, 2006 compared to $48.6 million at March 31, 2005 primarily due to originations and purchases of $44.0 and $27.1 million, respectively, partially offset by repayments of $27.2 million. The Bank continues to grow its balance sheet through focusing on the origination of real estate loans in the markets it serves and will continue to augment these originations with loan purchases. Consumer and business loans decreased by $244,000, or 14.4%, to $1.5 million at March 31, 2006 compared to $1.7 million at March 31, 2005 reflecting repayments of $776,000 partially offset by new originations of $532,000.

     Total securities at March 31, 2006 decreased $41.0 million to $108.3 million from $149.3 million at March 31, 2005, reflecting a decline of $36.2 million in available-for-sale securities and a $4.9 million decrease in held-to-maturity securities. The decrease in available-for-sale securities primarily reflects $60.6 million of principal repayments and maturities, $1.6 million in proceeds from sales of securities partially offset by purchases of new available-for-sale securities of $26.8 million. The $4.9 million decrease in held-to-maturity securities reflects principal payments and maturities. Available-for-sale securities represented 75.6% of the total securities portfolio at March 31, 2006 compared to 79.0% at March 31, 2005. The current strategy is to reduce the investment portfolio through normal cash flows and reinvest the proceeds into higher yielding loans. However, the Bank may invest in securities from time to time to help diversify its asset portfolio and satisfy collateral requirements for certain deposits.

     At March 31, 2006, total liabilities increased $31.7 million, or 5.5%, to $612.3 million compared to $580.6 million at March 31, 2005. Deposits increased $48.8 million, or 10.7%, to $504.6 million at March 31, 2006 from $455.9 million at March 31, 2005. The increase in deposits was primarily attributable to increases of $34.3 million in certificates of deposit, $9.3 million in demand accounts, $3.8 million in money market accounts and $1.9 million in regular savings and club accounts. Deposit increases reflects $35.0 million in new certificates of deposit from the City and the State under New York State`s Banking Development District program and new money from the Bank's increased retail depositors from new branch offices. These additional funds from deposit growth were used to fund loan originations/purchases and repay borrowings. Total FHLB-NY borrowings decreased $21.6 million, or 21.0%, to $80.9 million at March 31, 2006 from $102.5 million at March 31, 2005 as a result of net repayments of maturing advances.

     At March 31, 2006, stockholders' equity increased $2.9 million, or 6.3%, to $48.7 million compared to $45.8 million at March 31, 2005. The increase in stockholders' equity was primarily attributable to additional retained earnings of $3.0 million and net stock transactions of $349,000 partially offset by $439,000 additional accumulated other comprehensive loss. The change in accumulated other comprehensive loss consists of a net loss of $158,000 related to the mark-to-market of the Bank's available-for-sale securities and a net reserve of $281,000 for the Company's unfunded employee pension liability. The Bank's capital levels meet regulatory requirements of a well capitalized financial institution.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

NET INCOME

     The Bank reported net income for fiscal 2006 of $3.8 million compared to $2.6 million for the prior fiscal year. Net income available to common stockholders for fiscal 2006 was $3.8 million, or $1.47 per diluted common share compared to $2.5 million, or $1.03 per diluted common share, for fiscal 2005. The increase in net income was primarily due to higher non-interest income of $1.3 million, a decline in income tax expense of $189,000 and an increase in net interest income of $104,000 partially offset by an increase in non-interest expense of $438,000.

INTEREST INCOME

     Interest income increased in fiscal 2006 by $3.8 million, or 13.5% to $32.4 million, from the prior fiscal year. The average balance of interest-earning assets increased to $594.9 million for fiscal 2006 from $550.8 million for the prior fiscal year. Adding to the increase was a rise in the average yield on interest-earning assets to 5.44% for fiscal 2006 compared to 5.18% for fiscal 2005.

     Interest income on loans increased by $3.6 million, or 15.8%, to $26.6 million for fiscal 2006 compared to $22.9 million for the prior fiscal year. The increase in interest income from loans was primarily the result of a $58.5 million increase in average loan balances to $443.5 million for fiscal 2006 compared to $384.9 million for fiscal 2005, coupled with the effects of a 3 basis point increase in the average rate earned on loans to 5.99% for fiscal 2006 from 5.96% for the prior fiscal year. The increase in the average balance of loans reflects originations and purchases in excess of principal collections. The minimal increase in the average rate earned on loans was principally due to the repricing of certain construction loans that are tied to short term rates that have increased with the rise in the overnight federal funds rate, see "Item
7. Management Discussion and Analysis--Liquidity and Capital Resources."

     Interest income on mortgage-backed securities decreased by $166,000, or 3.6%, to $4.4 million for fiscal 2006 compared to $4.6 million for the prior fiscal year, reflecting a decrease of $12.1 million in the average balance of mortgage-backed securities to $113.6 million for fiscal 2006 compared to $125.6 million for fiscal 2005. Partially offsetting the decline was an 24 basis point increase in the average rate earned on mortgage-backed securities to 3.91% for fiscal 2006 from 3.67% for the prior fiscal year. The decrease in the average balance of such securities demonstrates Management's commitment to invest proceeds received from increased deposits and the cash flows from the repayment of investments into higher yielding assets.

     Interest income on investment securities increased by approximately $144,000, or 17.4%, to $971,000 for fiscal 2006 compared to $827,000 for the prior fiscal year. The increase in interest income on investment securities reflects a 98 basis point increase in the average rate earned on investment securities to 3.78% for fiscal 2006 from 2.80% for the prior fiscal year partially offset by a decrease of $3.8 million in the average balance of investment securities to $25.7 million for fiscal 2006 compared to $29.5 million for fiscal 2005.

     Interest income on federal funds increased $238,000, or 136.8%, to $412,000 for fiscal 2006 compared to $174,000 for the prior fiscal year. The increase is primarily attributable to a 177 basis point increase in the average rate earned on federal funds coupled with a $1.4 million increase in the average balance of federal funds year over year. This large increase in the returns on federal funds was realized as the FRB continually raised the federal funds rate over the course of the entire fiscal year.

INTEREST EXPENSE

     Interest expense increased by $3.7 million, or 38.3%, to $13.5 million for fiscal 2006 compared to $9.8 million for the prior fiscal year. The increase in interest expense reflects an increase of $39.2 million in the average balance of interest-bearing liabilities to $546.5 million in fiscal 2006 from $507.3 million in fiscal 2005. Additionally, the total cost of interest-bearing liabilities increased 55 basis points to 2.47% in fiscal 2006 compared to 1.92% in the prior year. The increase in the average balance of interest-bearing liabilities in fiscal 2006 compared to fiscal 2005 was due to increases in both the average balance of interest-bearing deposits and the average balance of borrowed money.

     Interest expense on deposits increased $3.5 million, or 63.5%, to $8.9 million for fiscal 2006 compared to $5.5 million for the prior fiscal year. This increase is attributable to a $41.7 million, or 10.5%, increase in the average balance of interest-bearing deposits to $436.9 million for fiscal 2006 compared to $395.3 million for fiscal 2005 coupled with a 66 basis point increase year over year in the cost of average deposits. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit of $29.4 million, or 14.1%, an increase in the average balance of money market accounts of $6.5 million, or 21.5%, an increase in the average balance of savings and club accounts of $4.3 million, or 3.2%, and an increase in the average balance of checking accounts of $1.5 million, or 6.4%. The increase in the average rate paid on deposits was principally due to the rise in the interest rate environment throughout fiscal 2006.

     Interest expense on borrowed money increased by $269,000 or 6.3%, to $4.6 million for fiscal 2006 compared to $4.3 million for the prior fiscal year. The increase in interest expense on borrowed money for fiscal 2006 reflects a rise of 33 basis points in the average cost of borrowed money, primarily the result of increases in the indexed rate of trust preferred debt securities which adjust quarterly and have increased in the current interest rate environment. Partially offsetting the increase was a $2.2 million decline in the average balance of borrowed money reflecting management's strategy of using deposit growth and cash flows from the repayment of mortgage-backed securities to repay FHLB-NY advances.

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

     Net interest income before the provision for loan losses increased $104,000, or 0.6%, to $18.9 million for fiscal 2006 compared to $18.8 million for the prior fiscal year. This modest increase was achieved as a result of an increase in both the average balance and the return on average interest-earning assets of $44.1 million and 26 basis points, respectively. Mainly offsetting the increase in net interest income was an increase in the average balance and cost of interest-bearing liabilities of $39.2 million and 55 basis points, respectively. The result was a 29 basis point decrease in the interest rate spread to 2.97% for fiscal 2006 compared to 3.26% for the prior fiscal year. The net interest margin also decreased to 3.18% for fiscal 2006 compared to 3.41% for fiscal 2005.

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

     During fiscal 2006, the Bank had net charge-offs of $82,000 compared to $28,000 for fiscal 2005. At March 31, 2006, non-performing loans totaled $2.8 million or 0.55% of total loans compared to $998,000, or 0.23% of total loans, at March 31, 2005. At March 31, 2006, the Bank's allowance for loan losses was $4.0 million compared to $4.1 million at March 31, 2005, resulting in a ratio of the allowance to non-performing loans of 147.1% at March 31, 2006 compared to 410.7% at March 31, 2005, and a ratio of allowance for possible loan losses to total loans of 0.81% and 0.96% at March 31, 2006 and March 31, 2005, respectively. The Bank believes its reported allowance for loan loss at March 31, 2006 is adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Item 1--Business--General Description of Business--Asset Quality" and Note 1 of Notes to the Consolidated Financial Statements.

NON-INTEREST INCOME

     Non-interest income is comprised of loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and certain other miscellaneous non-interest income. Non-interest income increased $1.3 million, or 31.1%, to $5.3 million for fiscal 2006 compared to $4.1 million for fiscal 2005. The rise in non-interest income was comprised of an increase of $363,000 in loan fees and service charges, primarily greater loan prepayment penalty income and late charge fees. Additional depository fees and charges of $246,000 were achieved primarily from higher ATM usage, growth in debit card income and commissions earned on the sale of investments and life insurance. Further contributing to the rise in non-interest income was additional gains on the sale of loans of $267,000, predominantly from the bulk sale of $10.7 million of residential one-to four family mortgage loans. An increase of $77,000 in other income was also achieved primarily as a result of additional income earned on the Bank's investment in a bank owned life insurance program. Further contributing to the increase in non-interest income year over year was the Company's recognition of a $1.5 million impairment charge deemed other than temporary in the second quarter of fiscal 2005, resulting from the decline in market price of 150,000 shares of IFSB stock that the Company previously held. Partially offsetting that impairment charge in fiscal 2005 was the receipt of a net $1.1 million Community Development Financial Institutions grant from the Department of the Treasury and a $94,000 gain from the sale of securities.

NON-INTEREST EXPENSE

     Non-interest expense increased by $438,000, or 2.3%, to $19.1 million for fiscal 2006 compared to $18.7 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases in net occupancy and equipment expenses of $327,000 and $331,000, respectively, resulting from the full year effect in fiscal 2006 of the new branch office and ATM center openings in fiscal 2005. Also contributing to the rise in non-interest expense were increases in retail banking chargeoffs, legal fees and insurance costs of $196,000, $160,000 and $112,000, respectively. Partially offsetting the increase in non-interest expense was a charge of $847,000 in fiscal 2005 for merger and acquisition expenses related to the attempted acquisition of IFSB. Much of the increase in the Bank's operating expenses was a result of the investment made in fiscal 2004 and 2005 to grow the franchise. During fiscal 2006, in an effort to reduce non-interest expenses, the Bank implemented cost cutting strategies by outsourcing our ATM driving technology as well as a number of corporate administrative functions.

INCOME TAX EXPENSE

     Income tax expense was $1.3 million for fiscal 2006, a decline of $189,000 or 12.5%, from $1.5 million for fiscal 2005 as a result of a $500,000 recovery of income tax expense in fiscal 2006 attributable to the release of contingency reserves for closed tax examination years. As a result the effective tax rate in fiscal 2006 was 26.1%, compared to 36.4% for fiscal 2005. It is anticipated that the effective tax rate for fiscal 2007 will be more comparative to that of fiscal 2005.

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

INTEREST INCOME

     Interest income increased for fiscal 2005 by $2.3 million, or 8.8% to $28.5 million, from the prior fiscal year. The average balance of interest-earning assets increased to $550.8 million for fiscal 2005 from $493.0 million for the prior fiscal year. This increase was partially offset by a decline in the average yield on interest-earning assets to 5.18% for fiscal 2005 compared to 5.32% for fiscal 2004.

     Interest income on loans increased by $2.8 million, or 14.0%, to $22.9 million for fiscal 2005 compared to $20.1 million for the prior fiscal year. The increase in interest income from loans was primarily the result of a $70.6 million increase in average loan balances to $384.9 million for fiscal 2005 compared to $314.3 million for fiscal 2004, the effects of which were partially offset by a 44 basis point decrease in the average rate earned on loans to 5.96% for fiscal 2005 from 6.40% for the prior fiscal year. The increase in the average balance of loans reflects originations and purchases in excess of principal collections. The decline in the average rate earned on loans was principally due to the downward pricing on loan products during the low interest rate environment experienced during most of fiscal 2005.

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

     Interest expense on deposits increased $806,000, or 17.3%, to $5.5 million for fiscal 2005 compared to $4.6 million for the prior fiscal year. This increase is attributable to a $50.4 million, or 14.6%, increase in the average balance of interest-bearing deposits to $395.3 million for fiscal 2005 compared to $344.8 million for fiscal 2004 and, to a much lesser extent, a 3 basis point increase year over year in the cost of average deposits. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit of $45.2 million, or 27.7%, an increase in the average balance of savings and club accounts of $3.1 million, or 2.4%, and an increase in the average balance of money market accounts of $2.5 million, or 8.92%. The increase in average interest-bearing deposits was achieved largely through deposits generated by the two new branch offices and two new ATM centers in fiscal 2005. The slight increase in the average rate paid on deposits was principally due to the ascend in the interest rate environment towards the end of fiscal 2005.

     Interest expense on borrowed money increased by $252,000 or 6.2%, to $4.3 million for fiscal 2005 compared to $4.1 million for the prior fiscal year. The increase in interest expense on borrowed money for fiscal 2005 reflects a $3.4 million, or 3.2%, increase in the average balance of borrowed money reflecting the effects of the trust preferred debt securities being outstanding for twelve months in fiscal 2005 as compared to six months in fiscal 2004, the year they were issued. Also contributing to the increase in interest expense is a rise of 11 basis points in the average cost of borrowed money primarily the result of increases in the indexed rate of the trust preferred debt securities which adjust quarterly and has increased in the current interest rate environment.

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

NON-INTEREST INCOME

     Non-interest income decreased $1.2 million, or 22.8%, to $4.1 million for fiscal 2005 compared to $5.3 million for fiscal 2004. The decrease is primarily due a $1.5 million impairment charge taken on the IFSB stock held in our available for sale portfolio. Additionally, with the slow down in loan refinancing activity, lower loan prepayment penalty income resulted in a decline in loan fees and service charges of $739,000. Further, other non-interest income declined $373,000 when compared to the same period last fiscal year when a recovery of $558,000 was recorded as income in recognition of previously unrecognized mortgage loan income. Offsetting these reductions to non-interest income are income from the receipt of a net $1.1 million Community Development Financial Institutions grant from the Department of Treasury, an increase of $287,000 in depository fees and charges from additional depositors of our new branch offices and ATM centers, and a $63,000 gain from securities sale.

NON-INTEREST EXPENSE

     Non-interest expense increased by $3.2 million, or 20.8%, to $18.7 million for fiscal 2005 compared to $15.5 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $1.9 million in salaries and employee benefits as a result of additions to staff from the branch expansion, severance and related costs of $355,000 and increased costs of benefits plans. Net occupancy and equipment expenses increased $514,000 and $122,000, respectively, mainly as a result of opening the new branch offices and ATM centers. Additionally, this fiscal year recorded a charge of $847,000 for merger and acquisition expenses related to the attempted acquisition of IFSB. These increases in non-interest expenses were slightly offset by a year over year $141,000 decrease in other non-interest expense primarily the net result of lower consulting, FDIC deposit assessment and loan related expenses Offset by higher advertising, telephone and retail related expenses.

INCOME TAX EXPENSE

     Income tax expense was $1.5 million for fiscal 2005, a decline of $975,000 or 39.1%, decrease from $2.5 million for fiscal 2004 due to a reduction in the Company's net income before taxes. The effective tax rate in fiscal 2005 was 36.4%, compared to 34.0% for fiscal 2004.

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

     Management believes the Bank's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to meet any liquidity needs. The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank's Board of Directors. The Bank's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of March 31, 2006.

     Congress eliminated the statutory liquidity requirement which required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank's primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy. The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At March 31, 2006 and 2005, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $25.2 million and $30.2 million, respectively.

     The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity. As mortgage interest rates increase, customers' refinance activities tend to decline, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decelerate. During fiscal 2005 the federal funds rate increased seven separate times resulting in a total increase in the federal funds rate of 175 basis points. The federal funds rate was again raised in fiscal 2006 eight separate times resulting in an additional increase in the federal funds rate of 200 basis points. While the Bank experienced relatively high loan and securities repayments over the last two fiscal years primarily as a result of increased mortgage loan refinancing activity caused by the low longer term interest rate environment, management anticipates a leveling of these prepayments in fiscal 2007 as longer term rates remain at current levels or begin to climb the effect of which can hinder liquidity.

     The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2006, cash and cash equivalents increased by $2.5 million. Net cash provided by operating activities was $30.5 million, representing primarily the proceeds from the sale of loans. Net cash used in investing activities was $54.4 million, which was primarily the result of originations and purchases of loans and purchases of securities partially offset by repayments and maturities of loans and securities sales. Net cash provided by financing activities was $26.4 million, reflecting primarily net increases in deposits partially offset by repayments of borrowings from the FHLB-NY and stock dividend payments.


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

     Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. The Bank has outstanding commitments and contractual obligations as follows:

                                                        March 31,
                                              ----------------------------
                                                   2006           2005
                                              ------------    ------------
                                                  (Dollars in thousands)
Commitments to originate mortgage loans       $     64,163    $     44,129
Commitments to originate commercial and
 consumer loans                                        439             515
Letters of credit                                    1,795           1,908
                                              ------------    ------------
        Total                                 $     66,397    $     46,552
                                              ============    ============

The following table presents the Bank's contractual obligations at March 31, 2006.


                                                                         PAYMENTS DUE BY PERIOD
                                                    -------------------------------------------------------------------------
                      Contractual                                    Less than        1 - 3          3 - 5        More than
                      Obligations                       Total          1 year         years          years         5 years
--------------------------------------------------  -------------  -------------  -------------  -------------  -------------
                                                                                     (IN THOUSANDS)
Long term debt obligations:
  FHLB advances                                     $      80,935  $      49,434  $      31,307  $          --  $         194
  Guaranteed preferred beneficial interest in
    junior subordinated debentures                         12,857                        12,857
                                                    -------------  -------------  -------------  -------------  -------------
      Total long term debt obligations                     93,792         49,434         44,164             --            194

Operating lease obligations:
  Lease obligations for rental properties                   4,452            657          1,338          1,227          1,230
                                                    -------------  -------------  -------------  -------------  -------------
Total contractual obligations                       $      98,244  $      50,091  $      45,502  $       1,227  $       1,424
                                                    =============  =============  =============  =============  =============


REGULATORY CAPITAL POSITION

     The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see "Item 1--Regulation and Supervision--Federal Banking Regulation--Capital Requirements."

     The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2006, the Bank had tangible, core, and total risk-based capital ratios of 9.4%, 9.4% and 13.2%, respectively and was considered well capitalized.

     The following table reconciles the Bank's stockholders' equity at March 31, 2006 under GAAP to regulatory capital requirements.


                                                                    REGULATORY CAPITAL REQUIREMENTS
                                                    ------------------------------------------------------------------
                                                         GAAP          TANGIBLE          LEVERAGE        RISK-BASED
                                                        CAPITAL         CAPITAL           CAPITAL          CAPITAL
                                                    ---------------  ---------------  ---------------  ---------------
                                                                           (DOLLARS IN THOUSANDS)

Stockholders' Equity at March 31, 2006 (1)          $        61,814  $        61,814  $        61,814  $        61,814

Add:
   General valuation allowances                                                   --               --            4,015
   Unrealized loss on securities
   available-for-sale, net                                                       393              393              393
                                                                     ---------------  ---------------  ---------------
Regulatory Capital                                                            62,207           62,207           66,222
Minimum Capital requirement                                                    9,929           26,477           40,074
                                                                     ---------------  ---------------  ---------------
Regulatory Capital Excess                                            $        52,278  $        35,730  $        26,148
                                                                     ===============  ===============  ===============


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                             LETTERHEAD OF KPMG LLP


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.



KPMG LLP
New York, New York
June 29, 2006


                      CARVER BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                    MARCH 31,    MARCH 31,
                                                                                      2006         2005
                                                                                    ---------    ---------

ASSETS Cash and cash equivalents:
    Cash and due from banks                                                         $  13,604    $  13,020
    Federal funds sold                                                                  8,700        6,800
    Interest earning deposits                                                             600          600
                                                                                    ---------    ---------
         Total cash and cash equivalents                                               22,904       20,420
Securities:
     Available-for-sale, at fair value (including pledged as collateral of
       $79,211 and $112,503 at March 31, 2006 and 2005, respectively)                  81,882      118,033
     Held-to-maturity, at amortized cost (including pledged as collateral of
       $26,039 and $30,900 at March 31, 2006 and 2005, respectively; fair value
        of $25,880 and $31,310 at March 31, 2006 and 2005, respectively)               26,404       31,302
                                                                                    ---------    ---------
          Total securities                                                            108,286      149,335
Loans receivable:
     Real estate mortgage loans                                                       495,994      424,387
     Consumer and commercial business loans                                             1,453        1,697
     Allowance for loan losses                                                         (4,015)      (4,097)
                                                                                    ---------    ---------
          Total loans receivable, net                                                 493,432      421,987
Office properties and equipment, net                                                   13,194       13,658
Federal Home Loan Bank of New York stock, at cost                                       4,627        5,125
Bank owned life insurance                                                               8,479        8,173
Accrued interest receivable                                                             2,970        2,702
Other assets                                                                            7,101        4,977
                                                                                    ---------    ---------
          Total assets                                                              $ 660,993    $ 626,377
                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                       $ 504,638    $ 455,870
     Advances from the Federal Home Loan Bank of New York and other borrowed money     93,792      115,299
     Other liabilities                                                                 13,866        9,407
                                                                                    ---------    ---------
          Total liabilities                                                           612,296      580,576
Stockholders' equity:
     Common stock (par value $0.01 per share: 10,000,000 shares authorized;
        2,524,691 shares issued; 2,506,822 and 2,501,338 outstanding at March
        31, 2006 and 2005, respectively)                                                   25           25
     Additional paid-in capital                                                        23,935       23,937
     Retained earnings                                                                 25,736       22,748
     Unamortized awards of common stock under ESOP and management recognition
       plan ("MRP")                                                                       (22)        (254)
     Treasury stock, at cost (17,869 and 23,353 shares at March 31, 2006 and
       2005, respectively)                                                               (303)        (420)
     Accumulated other comprehensive loss                                                (674)        (235)
                                                                                    ---------    ---------
          Total stockholders' equity                                                   48,697       45,801
                                                                                    ---------    ---------
     Total liabilities and stockholders' equity                                     $ 660,993    $ 626,377
                                                                                    =========    =========


See accompanying notes to consolidated financial statements


                      CARVER BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                     FOR THE YEAR ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                      2006       2005        2004
                                                                                    --------   --------    --------

Interest Income:
   Loans                                                                            $ 26,563   $ 22,940    $ 20,117
   Mortgage-backed securities                                                          4,439      4,605       4,789
   Investment securities                                                                 971        827       1,161
   Federal funds sold                                                                    412        174         167
                                                                                    --------   --------    --------
     Total interest income                                                            32,385     28,546      26,234

Interest expense:
   Deposits                                                                            8,921      5,455       4,649
   Advances and other borrowed money                                                   4,572      4,303       4,051
                                                                                    --------   --------    --------
     Total interest expense                                                           13,493      9,758       8,700

     Net interest income                                                              18,892     18,788      17,534

Provision for loan losses                                                                 --         --          --
                                                                                    --------   --------    --------
     Net interest income after provision for loan losses                              18,892     18,788      17,534

Non-interest income:
   Depository fees and charges                                                         2,458      2,212       1,925
   Loan fees and service charges                                                       2,231      1,868       2,607
   Gain on sale of securities                                                             --         94          31
   Impairment of securities                                                               --     (1,547)         --
   Gain on sale of loans                                                                 351         84         116
   Gain on sale of fixed assets                                                           --         --           2
   Grant income                                                                           --      1,140          --
   Other                                                                                 301        224         597
                                                                                    --------   --------    --------
      Total non-interest income                                                        5,341      4,075       5,278

Non-interest expense:
   Employee compensation and benefits                                                  9,512      9,461       7,587
   Net occupancy expense                                                               2,284      1,957       1,443
   Equipment, net                                                                      1,939      1,608       1,486
   Merger related expenses                                                                --        847          --
   Other                                                                               5,399      4,823       4,964
                                                                                    --------   --------    --------
      Total non-interest expense                                                      19,134     18,696      15,480

      Income before income taxes                                                       5,099      4,167       7,332
Income taxes                                                                           1,329      1,518       2,493
                                                                                    --------   --------    --------
      Net income                                                                    $  3,770   $  2,649    $  4,839

Dividends applicable to preferred stock                                             $     --   $    114    $    197
                                                                                    --------   --------    --------

      Net income available to common stockholders                                   $  3,770   $  2,535    $  4,642
                                                                                    ========   ========    ========

Earnings per common share:
       Basic                                                                        $   1.50   $   1.06    $   2.03
                                                                                    ========   ========    ========
       Diluted                                                                      $   1.47   $   1.03    $   1.87
                                                                                    ========   ========    ========


See accompanying notes to consolidated financial statements

                      CARVER BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (In thousands)
                                                                                ACCUMULATED      COMMON       COMMON      TOTAL
                                                ADDITIONAL                         OTHER         STOCK        STOCK      STOCK-
                             PREFERRED  COMMON   PAID-IN    RETAINED  TREASURY  COMPREHENSIVE  ACQUIRED BY  ACQUIRED BY  HOLDERS'
                                 STOCK   STOCK   CAPITAL    EARNINGS   STOCK    INCOME (LOSS)     ESOP         MRP       EQUITY
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
Balance - March 31, 2003     $       1  $   23  $   23,781  $ 16,712  $   (190) $         750  $        --  $        (4) $ 41,073
Comprehensive income:
Net income                          --      --          --     4,839        --             --           --           --     4,839
Change in net unrealized
gain on available-for-sale
securities, net of taxes            --      --          --        --        --           (492)          --           --      (492)
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
Comprehensive income, net of
taxes:                                                                                                                      4,347
Dividends paid                      --      --          --      (659)       --             --           --           --      (659)
Purchase of treasury stock          --      --          82        --      (200)            --           --           --      (118)
Purchase of shares for MRP          --      --          19        --        --             --           --          (17)        2
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
BALANCE - MARCH 31, 2004             1      23      23,882    20,892      (390)           258           --          (21)   44,645
Comprehensive income :
Net income                          --      --       2,649        --        --             --           --        2,649
Change in net unrealized
gain on available-for-sale
securities, net of taxes            --      --          --        --        --           (493)          --           --      (493)
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
Comprehensive income, net of
taxes:                                                                                                                      2,156
Dividends paid                      --      --          --      (793)       --             --           --           --      (793)
Preferred stock redemption          (1)      2          --
Treasury stock activity             --      --          55        --       (30)            --           --           --        25
Allocation of ESOP Stock            --      --          --        --        --             --         (126)          --      (126)
Purchase of shares for MRP          --      --          --        --        --             --           --         (107)     (107)
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
BALANCE--MARCH 31, 2005             --      25      23,937    22,748      (420)          (235)        (126)        (128)   45,801
Comprehensive income :
Net income                          --      --       3,770        --        --             --           --        3,770
Loss on pension liability                                                                (281)                               (281)
Change in net unrealized
loss on available-for-sale
securities, net of taxes            --      --          --        --        --           (158)          --           --      (158)
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
Comprehensive income, net of
taxes:                                                                                                                      3,331
Dividends paid                      --      --          --      (782)       --             --           --           --      (782)
Treasury stock activity             --      --          (2)       --       117             --           --           --       115
Allocation of ESOP Stock            --      --          --        --        --             --          116           --       116
Purchase of shares for MRP          --      --          --        --        --             --           --          116       116
                             ---------  ------  ----------  --------  --------  -------------  -----------  -----------  --------
BALANCE--MARCH 31, 2006      $      --  $   25  $   23,935  $ 25,736  $   (303) $        (674) $       (10) $       (12) $ 48,697
                             =========  ======  ==========  ========  ========  =============  ===========  ===========  ========

See accompanying notes to consolidated financial statements.


                      CARVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                       YEAR ENDED MARCH 31,
                                                               -----------------------------------
                                                                 2006         2005         2004
                                                               ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                   $   3,770    $   2,649    $   4,839
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                        --           --           --
     ESOP and MRP expense                                            233          358          128
     Depreciation expense                                          1,546        1,423        1,146
     Amortization of intangibles                                      --           --          178
     Other amortization                                              863        1,502        1,848
     Impairment charge on securities                               1,547           --
     Gain from sale of securities                                     --          (94)         (31)
     Gain on sale of loans                                          (351)        (277)        (116)
   Changes in assets and liabilities:
  Proceeds from loans sold                                        22,908        8,404        9,590
       (Increase) decrease in accrued interest receivable           (268)        (213)         857
       (Increase) decrease in other assets                        (2,430)      (7,618)       4,478
       Increase (decrease) in other liabilities                    4,249       (4,452)       3,481
                                                               ---------    ---------    ---------
          Net cash provided by operating activities               30,520        3,229       26,398
                                                               ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                          (26,811)     (83,219)     (58,477)
     Held-to-maturity                                                (19)          --      (19,859)
  Proceeds from principal payments, maturities and
     calls of securities:
     Available-for-sale                                           60,645       51,383       65,060
     Held-to-maturity                                              4,816       11,996       12,693
  Proceeds from sales of available-for-sale securities             1,575        7,288       23,902
  Disbursements for loan originations                           (111,349)     (85,801)     (87,140)
  Loans purchased from third parties                             (96,140)    (104,734)     (93,694)
  Principal collections on loans                                 113,468      112,518      111,821
  Redemption (purchase) of FHLB-NY stock                             498         (549)         864
  Additions to premises and equipment                             (1,082)      (3,399)      (2,779)
                                                               ---------    ---------    ---------
          Net cash used in investing activities                  (54,400)     (94,517)     (47,609)
                                                               ---------    ---------    ---------
Cash flows from financing activities:
  Net increase in deposits                                        48,768       79,789       26,501
  Net (repayment of)/proceeds from FHLB advances and
   other borrowed money                                          (21,507)      10,959       (4,714)
  Common stock repurchased                                          (115)      (1,021)        (303)
  Dividends paid                                                    (782)        (793)        (659)
                                                               ---------    ---------    ---------
          Net cash provided by financing activities               26,364       88,934       20,825
                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents               2,484       (2,354)        (386)
Cash and cash equivalents at beginning of the year                20,420       22,774       23,160
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of  the year                  $  22,904    $  20,420    $  22,774
                                                               =========    =========    =========

Supplemental information:
Noncash Transfers-
  Change in unrealized loss on valuation of
     available-for-sale
       investments, net                                        $    (158)   $    (493)   $    (492)

Cash paid for-
  Interest                                                     $  13,502    $   9,718    $   8,739
  Income taxes                                                 $   2,107    $   2,395    $   2,825
                                                               =========    =========    =========

See accompanying notes to consolidated financial statements


                      CARVER BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Carver Bancorp, Inc. (on a stand-alone basis, the "Holding Company" or "Registrant"), was incorporated in May 1996 and its principal wholly owned subsidiary is Carver Federal Savings Bank (the "Bank" or "Carver Federal"). Carver Statutory Trust I (the "Trust") is another wholly owned subsidiary of the Holding Company. The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred debt securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. CFSB Realty Corp., CFSB Credit Corp. and Carver Community Development Corp. are wholly owned subsidiaries of the Bank. CFSB Credit Corp. is currently inactive. The Bank owns a majority interest in Carver Asset Corporation, a real estate investment trust formed in February 2004. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the "Reorganization") and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock, par value $0.01 per share. On January 11, 2000, the Holding Company sold in a private placement, pursuant to a Securities Purchase Agreement dated January 11, 2000, 40,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") to Morgan Stanley & Co. Incorporated ("MSDW") and 60,000 Shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Provender Opportunities Fund L.P. ("Provender"). On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc ("KBW"). On October 15, 2004, both MSDW and KBW elected to convert their Preferred Shares into shares of Holding Company's common stock, thus an additional 208,333 shares of common stock were issued to these parties. See Note 11 of Notes to the Consolidated Financial Statements. Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the "Company" or "Carver."

     Carver Federal's principal business consists of attracting deposit accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has eight branch offices located throughout the City of New York that primarily serve the communities in which they operate.

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

SECURITIES

     The Bank does not have trading securities but does differentiate between held-to-maturity securities and available-for-sale securities. When purchased, securities are designated in either the securities held-to-maturity portfolio or securities available-for-sale portfolio. Securities should be classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale demonstrating management's ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors. Available-for-sale securities are reported at fair value. Unrealized holding gains or losses for securities available-for-sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive (loss) income, a component of Stockholders' Equity. Any impairment in the available-for-sale securities deemed other-than-temporary, is written down against the cost basis and charged to earnings. No impairment charge was recorded for fiscal 2006, however, during fiscal 2005 Carver recorded a $1.5 million charge to earnings for impairment in available-for-sale securities deemed other-than-temporary on the 150,000 shares of Independence Federal Savings Bank common stock ("IFSB") that it held in portfolio.

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

     The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an nine-category risk classification scale. Loans identified from this process as below investment grade are referred to the Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts, if necessary, are established for each loan.

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

BANK OWNED LIFE INSURANCE

     Bank Owned Life Insurance ("BOLI") is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefits proceeds received in excess of the policy's cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At March 31, 2006, Carver held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

MORTGAGE SERVICING RIGHTS

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

     Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred. At March 31, 2006, the Bank had no foreclosed real estate, however as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY with a carrying amount of $10,000 and is included with other assets on the statement of condition.

IDENTIFIABLE INTANGIBLE ASSETS

     Carver Federal adopted Statement of Financial Accounting Standards No.142 ("SFAS No. 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS" on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

     Identifiable intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in the purchase of branch offices. These identifiable intangible assets are amortized using the straight-line method over periods not exceeding the estimated average remaining life of the existing customer deposits acquired. Amortization periods range from 5 to 15 years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

     At March 31, 2006 Carver had no goodwill or identifiable intangible assets on its books.

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

IMPAIRMENT

     The Company annually evaluates long-lived assets, certain identifiable intangibles, deferred costs for indication of impairment in value. There was no impairment on these assets for the past three years and when required, asset impairment will be recorded as an expense in the current period.

EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. outstanding share awards under the Company's stock option plan). For the purpose of these calculations, unreleased shares of the Carver Federal Savings Bank Employee Stock Ownership Plan ("ESOP") are not considered to be outstanding.

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

     The Holding Company grants "incentive stock options" only to its employees and grants "nonqualified stock options" to employees and non-employee directors. Under Accounting Principle Board Opinion ("APB") No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION, SHARE BASED PAYMENT", ("SFAS 123R") which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first annual reporting period beginning after June 15, 2005. Carver Federal will adopt SFAS 123R as of April 1, 2006.

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

     The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123R for Carver's Stock Option Plan, for the years ended March 31:

                                                                2006             2005              2004
                                                            -------------    -------------    -------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income available to common shareholders:
    As reported                                             $       3,770    $       2,535    $       4,642
        Total stock-based employee compensation expense
        expense determined under fair value based methods
        for all awards, net of related tax effects                   (105)            (124)            (158)
                                                            -------------    -------------    -------------
    Pro forma                                               $       3,665    $       2,411    $       4,484
                                                            =============    =============    =============

Basic earnings per share:
    As reported                                             $        1.50    $        1.06    $        2.03
    Pro forma                                                        1.46             1.01             1.96

Diluted earnings per share:
    As reported                                             $        1.47    $        1.03    $        1.87
    Pro forma                                                        1.43             0.98             1.81

Weighted average number of shares outstanding                   2,506,029        2,381,980        2,283,802


     The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 4.50%, 3.50% and 2.50%, for the relevant fiscal years ended March 31, 2006, 2005 and 2004 ("fiscal 2006", "fiscal 2005" and "fiscal 2004"), respectively; volatility of 19% for fiscal 2006 and 35% fiscal 2005 and 45% fiscal 2004; expected dividend yield was calculated using annual dividends of $0.32 per share for fiscal 2006, $0.28 for fiscal 2005 and $0.20 for fiscal 2004; and an expected life of seven years for employees and directors option grants.


RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.


NOTE 2.      SECURITIES

     The following is a summary of securities at March 31, 2006:

                                                           GROSS UNREALIZED
                                                       --------------------------
                                             AMORTIZED                             ESTIMATED
                                               COST        GAINS      LOSSES      FAIR-VALUE
                                             ---------   ---------   ---------    ----------
                                                            (IN THOUSANDS)
Available-for-Sale:
Mortgage-backed securities:
 Pass-through certificates:
  Government National Mortgage Association   $  63,499   $      48   $    (540)   $   63,007
  Federal Home Loan Mortgage Corporation         2,229           8         (28)        2,209
  Federal National Mortgage Association          4,696           3        (110)        4,589
                                             ---------   ---------   ---------    ----------
    Total mortgage-backed securities            70,424          59        (678)       69,805
U.S. Government Agency Securities               12,386          --        (309)       12,077
                                             ---------   ---------   ---------    ----------
    Total available-for-sale                    82,810          59        (987)       81,882
                                             ---------   ---------   ---------    ----------

HELD-TO-MATURITY:
Mortgage-backed securities:
 Pass-through certificates:
  Government National Mortgage Association         809          36          --           845
  Federal Home Loan Mortgage Corporation        17,372          15        (500)       16,887
  Federal National Mortgage Association          7,900          34        (107)        7,827
  Small Business Administration                    323          --          (2)          321
                                             ---------   ---------   ---------    ----------
    Total held-to-maturity                      26,404          85        (609)       25,880
                                             ---------   ---------   ---------    ----------
    Total securities                         $ 109,214   $     144   $  (1,596)   $  107,762
                                             =========   =========   =========    ==========


     The following is a summary of securities at March 31, 2005:

                                                                GROSS UNREALIZED
                                                            -------------------------
                                               AMORTIZED                               ESTIMATED
                                                 COST         GAINS        LOSSES      FAIR VALUE
                                               ----------   ----------   ----------    ----------
                                                                 (IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association   $   83,861   $       98   $     (534)   $   83,425
    Federal Home Loan Mortgage Corporation          3,922           14          (28)        3,908
    Federal National Mortgage Association           8,247           17         (115)        8,149
                                               ----------   ----------   ----------    ----------
      Total mortgage-backed securities             96,030          129         (677)       95,482
Equity Securities                                   1,575           --           --         1,575
U.S. Government Agency Securities                  21,144           --         (168)       20,976
                                               ----------   ----------   ----------    ----------
      Total available-for-sale                    118,749          129         (845)      118,033
                                               ----------   ----------   ----------    ----------

HELD-TO-MATURITY:
Mortgage-backed securities:
  Pass-through certificates:
    Government National Mortgage Association        1,070           59           --         1,129
    Federal Home Loan Mortgage Corporation         19,115           32          (71)       19,076
    Federal National Mortgage Association          10,780          110         (120)       10,770
    Small Business Administration                     337           --           (2)          335
                                               ----------   ----------   ----------    ----------
      Total held-to-maturity                       31,302          201         (193)       31,310
                                               ----------   ----------   ----------    ----------
      Total securities                         $  150,051   $      330   $   (1,038)   $  149,343
                                               ==========   ==========   ==========    ==========

     The net unrealized loss on available-for-sale securities was $928,000 ($575,000 after taxes) at March 31, 2006 and $716,000 ($444,000 after taxes) at
March 31, 2005. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management's intention to hold these securities in portfolio until maturity. A related unrealized gain of $468,000 was recorded as a separate component of stockholders' equity and is being amortized over the remaining lives of the securities as an adjustment to yield. As of March 31, 2006 the carrying value of these securities was $16.0 million and a related net unrealized gain of $183,000 continues to be reported. Changes in unrealized holding gains and losses between fiscal 2006 and fiscal 2005 resulted in an after-tax decrease in stockholders' equity of $158,000. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

     There were no gains or losses resulting from the sale of available-for-sale securities in fiscal 2006. In fiscal 2005, an other than temporary impairment charge related to the investment in IFSB common stock was recorded and was subsequently sold in fiscal 2006. Additionally, sales of available-for-sale securities in fiscal 2005 and 2004 resulted in gross realized gains of $94,000 and $31,000, respectively.

     At March 31, 2006 the Bank pledged securities of $38.3 million as collateral for advances from the Federal Home Loan Bank of New York ("FHLB-NY").

             The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2006, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

                            BOOK VALUE   FAIR VALUE    WEIGHTED AVG RATE
                            ----------   ----------    -----------------
                               (Dollars in Thousands)

AVAILABLE-FOR-SALE:
Less than one year          $    2,000   $    1,982                 2.43%
One through five years          10,687       10,398                 3.92%
Five through ten years           1,524        1,471                 4.53%
After ten years                 68,599       68,031                 3.78%
                            ----------   ----------    -----------------
                            $   82,810   $   81,882                 3.78%
                            ==========   ==========    =================

HELD-TO-MATURITY:
One through five years      $       50   $       50                 5.69%
After ten years                 26,354       25,830                 5.65%
                            ----------   ----------    -----------------
                            $   26,404   $   25,880                 5.65%
                            ==========   ==========    =================

     The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2006 for less than 12 months and 12 months or longer were as follows:

                                                                       MARCH 31, 2005
                                    --------------------------------------------------------------------------------
                                       Less than 12 months         12 months or longer                Total
                                    ------------------------    ------------------------    ------------------------
                                    Unrealized       Fair       Unrealized       Fair       Unrealized       Fair
                                      Losses         Value        Losses         Value        Losses         Value
                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS)
AVAILABLE-FOR-SALE:
Mortgage-backed securities          $     (152)   $   19,051    $     (526)   $   39,795    $     (678)   $   58,846
U.S. Government Agency Securities         (141)        5,725          (168)        6,352          (309)       12,077
                                    ----------    ----------    ----------    ----------    ----------    ----------
  Total available-for-sale                (293)       24,776          (694)       46,147          (987)       70,923
                                    ----------    ----------    ----------    ----------    ----------    ----------

HELD-TO-MATURITY:
Mortgage-backed securities                (502)       16,777          (107)        6,224          (609)       23,001
                                    ----------    ----------    ----------    ----------    ----------    ----------
  Total securities                  $     (795)   $   41,553    $     (801)   $   52,371    $   (1,596)   $   93,924
                                    ==========    ==========    ==========    ==========    ==========    ==========

     The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2005 for less than 12 months and 12 months or longer were as follows:

                                    ------------------------   -----------------------    ------------------------
                                       Less than 12 months        12 months or longer               Total
                                    ------------------------   ------------------------   ------------------------
                                    Unrealized       Fair      Unrealized       Fair      Unrealized       Fair
                                      Losses         Value       Losses         Value       Losses         Value
                                    ----------    ----------   ----------    ----------   ----------    ----------
                                                                     (in thousands)
AVAILABLE-FOR-SALE:
Mortgage-backed securities          $     (225)   $   42,625   $     (452)   $   27,522   $     (677)   $   70,147
U.S. Government Agency Securities         (168)       20,976           --            --         (168)       20,976
                                    ----------    ----------   ----------    ----------   ----------    ----------
  Total available-for-sale                (393)       63,601         (452)       27,522         (845)       91,123
                                    ----------    ----------   ----------    ----------   ----------    ----------

HELD-TO-MATURITY:
Mortgage-backed securities                  (3)        1,186         (190)       10,475         (193)       11,661
                                    ----------    ----------   ----------    ----------   ----------    ----------
  Total securities                  $     (396)   $   64,787   $     (642)   $   37,997   $   (1,038)   $  102,784
                                    ==========    ==========   ==========    ==========   ==========    ==========

     A total of 46 securities had an unrealized loss at March 31, 2006 compared to 33 at March 31, 2005. Based on estimated fair value, all the securities in an unrealized loss position were United States government agency-backed securities, which represents 86.7% and 68.8% of total securities at March 31, 2006 and 2005, respectively. The cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of securities will decline, and conversely as interest rates decline, the fair value of securities will increase. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and their high credit quality.

NOTE 3.  LOANS RECEIVABLE, NET

     A summary of loans receivable, net follows:

                                                     MARCH 31,
                                   -----------------------------------------------
                                           2006                      2005
                                   ----------------------   ----------------------
                                    AMOUNT       PERCENT     AMOUNT       PERCENT
                                   ---------    ---------   ---------    ---------
                                               (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
  One- to four-family              $ 143,433        28.91%  $ 155,797        36.69%
  Multifamily                        104,718        21.11     101,899        23.99
  Nonresidential                     154,044        31.05     116,769        27.49
  Construction                        92,511        18.64      48,579        11.43
Consumer and business                  1,453         0.29       1,697         0.40
                                   ---------    ---------   ---------    ---------
Total gross loans                    496,159       100.00%    424,741       100.00%
                                                =========                =========

ADD:
Premium on loans                       1,890                    1,743
LESS:
Deferred fees and loan discounts        (602)                    (400)
Allowance for loan Losses             (4,015)                  (4,097)
                                   ---------                ---------
Total                              $ 493,432                $ 421,987
                                   =========                =========

     At March 31, 2006, 82.3% of the Company's real estate loans receivable was principally secured by properties located in the State of New York.

     The mortgage loan portfolios serviced for Federal National Mortgage Association ("FNMA") and other third parties are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $33.2 million, $17.9 million and $11.7 million at March 31, 2006, 2005 and 2004, respectively. Custodial escrow balances, maintained in connection with the above-mentioned loan servicing, were approximately $114,000, $56,000 and $40,000 at March 31, 2006, 2005 and 2004, respectively. During the year ended March 31, 2006 the Bank sold $22.5 million in loans with a recognized gain of $158,000, as compared to $8.0 million in loans sold during fiscal 2005 with an $84,000 gain recognized. Also recognized from these loan sales were gains of $193,000 for both fiscal 2006 and 2005 from other mortgage servicing rights since the loans were sold with servicing retained.

     At March 31, 2006 the Bank pledged $141.8 million in total mortgage loans as collateral for borrowings from the FHLB-NY.


     The following is an analysis of the allowance for loan losses:

                                                       Year ended March 31,
                                                  -------    -------    -------
                                                    2006       2005       2004
                                                  -------    -------    -------

Balance at beginning of the year                  $ 4,097    $ 4,125    $ 4,158
Provision charged to operations                        --         --         --
Recoveries of amounts previously charged-off           35         45        292
Charge-offs of loans                                 (117)       (73)      (325)
                                                  -------    -------    -------
Balance at end of the year                        $ 4,015    $ 4,097    $ 4,125
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

     At March 31, 2006, 2005 and 2004 the recorded investment in impaired loans was $2.8 million, $998,000 and $2.1 million, respectively, all of which represented non-accrual loans. The related allowance for credit losses was approximately $276,000, $160,000 and $317,000 at March 31, 2006, 2005 and 2004,
respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2006, 2005 and 2004 was approximately $2.2 million, $1.6 million and $2.0 million, respectively. For the fiscal years ended March 31, 2006, 2005 and 2004, the Company did not recognize any interest income on these impaired loans. Interest income of $79,000, $83,000 and $185,000, respectively, for the fiscal years ended March 31, 2006, 2005 and 2004 would have been recorded on impaired loans had they performed in accordance with their original terms.

     At March 31, 2006, 2005 and 2004, there were no loans to officers or directors.


NOTE 4.      PREMISES AND EQUIPMENT, NET

     The detail of premises and equipment is as follows:

                                                     MARCH 31,
                                                 -----------------
                                                   2006      2005
                                                 -------   -------
                                                   (IN THOUSANDS)
Land                                             $   415   $   415
Building and improvements                          9,391     9,195
Leasehold improvements                             4,404     3,939
Furniture and Equipment                            8,367     7,734
                                                 -------   -------
                                                  22,577    21,283
Less accumulated depreciation and amortization     9,383     7,625
                                                 -------   -------
                                                 $13,194   $13,658
                                                 =======   =======

     Depreciation and amortization charged to operations for the fiscal years ended March 31, 2006, 2005 and 2004 amounted to $1.5 million, $1.4 million and $1.1 million, respectively.


NOTE 5. ACCRUED INTEREST RECEIVABLEGRAPHIC OMITTED]

     The detail of accrued interest receivable is as follows:

                                                             MARCH 31,
                                                          ---------------
                                                           2006     2005
                                                          ------   ------
                                                           (IN THOUSANDS)
Loans receivable                                          $2,300   $1,895
Mortgage-backed securities                                   482      576
Investments and other interest bearing assets                188      231
                                                          ------   ------
Total accrued interest receivable                         $2,970   $2,702
                                                          ======   ======


NOTE 6.  DEPOSITS

     Deposit balances and weighted average stated interest rates at March 31 follow:

                                                 2006                             2005
                                 ----------------------------------   --------------------------------
                                              PERCENT OF   WEIGHTED              PERCENT OF   WEIGHTED
                                                TOTAL      AVERAGE                 TOTAL      AVERAGE
                                    AMOUNT     DEPOSITS      RATE       AMOUNT   DEPOSITS      RATE
                                 -----------  ----------   --------   ---------  ----------   --------
                                                          (DOLLARS IN THOUSANDS)

Non-interest -bearing demand     $    31,085         6.2%        --%  $  25,570         5.6%        --%
NOW demand                            27,904         5.5       0.31      24,095         5.2       0.30
Savings and clubs                    139,724        27.7       0.68     137,810        30.2       0.62
Money market savings                  40,045         7.9       2.41      36,294         8.0       1.34
Certificates of deposit              263,963        52.3       3.76     229,685        50.4       2.30
Other                                  1,917         0.4       1.47       2,416         0.5       1.13
                                 -----------  ----------   --------   ---------  ----------   --------
Total                            $   504,638       100.0%      2.37%  $ 455,870       100.0%      1.47%
                                 ===========  ==========              =========  ==========

     Scheduled maturities of certificates of deposit follow:

                                                      MARCH 31,
                                                -------------------
                                                  2006       2005
                                                --------   --------
                                                   (IN THOUSANDS)

        Certificates of deposit by remaining
        term to contractual maturity:
             Within one year                    $217,578   $186,585
             After one but within two years       20,195     13,412
             After two but within three years     10,456      8,512
             After three years                    15,734     21,176
                                                --------   --------
                         Total                  $263,963   $229,685
                                                ========   ========

     The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $183.5 million at March 31, 2006 compared to $161.7 million at March 31, 2005.

     Interest  expense on deposits  for the years  ended  March 31  follows:

                                             2006       2005       2004
                                            -------    -------    -------
                                                   (IN THOUSANDS)

NOW demand                                  $    74    $    69    $    85
Savings and clubs                               919        801      1,001
Money market savings                            601        302        235
Certificates of deposit                       7,321      4,268      3,315
                                            -------    -------    -------
                                              8,915      5,440      4,636
Mortgagors deposits                              30         25         24
Penalty for early withdrawal of
  certificates of deposit                       (24)       (10)       (11)
                                            -------    -------    -------
    Total interest expense                  $ 8,921    $ 5,455    $ 4,649
                                            =======    =======    =======


NOTE 7.  BORROWED MONEY

     FEDERAL HOME LOAN BANK ADVANCES. FHLB-NY advances and weighted average interest rates by remaining period to maturity at March 31 as follow:


                                 2006                           2005
                        -------------------------    --------------------------
                                         (DOLLARS IN THOUSANDS)
            Maturing
           YEAR ENDED     WEIGHTED                     WEIGHTED
            March 31,   AVERAGE RATE     AMOUNT      AVERAGE RATE      AMOUNT
          ------------  ------------  ------------   ------------  ------------
             2006                 --% $         --           3.41% $     34,840
             2007               4.40        49,434           4.21        36,134
             2008               3.65        16,200           3.65        16,200
             2009               3.78        15,107           3.78        15,107
             2012               3.50           194           3.50           219
                        ------------  ------------   ------------  ------------
                                4.13% $     80,935           3.78% $    102,500
                        ============  ============   ============  ============


     As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $165 million at March 31, 2006. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2006, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $4.6 million and a blanket assignment of the Bank's unpledged qualifying mortgage loans of $141.8 million and mortgage-backed and investment securities of $38.3 million. Included in the total assets held at the FHLB-NY as collateral for borrowings is excess borrowing capacity of $23.2 million.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. In securities sold under agreements to repurchase, the Bank borrows funds through the transfer of debt securities to the FHLB-NY, as counterparty, and concurrently agrees to repurchase the identical securities at a fixed price on a specified date. Repurchase agreements are collateralized by the securities sold and, in certain cases, by additional margin securities. At March 31, 2006 and 2005 there were no securities sold under agreements to repurchase outstanding.


     SUBORDINATED DEBT SECURITIES. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. At March 31, 2006 and 2005 the rate paid on these trust preferred debt securities was 7.97% and 6.08%, respectively.

     The following table sets forth certain information regarding Carver Federal's borrowings at the dates and for the periods indicated:

                                                                                          AT OR FOR THE YEAR ENDED
                                                                                                  MARCH 31,
                                                                                     ------------------------------------
                                                                                        2006        2005           2004
                                                                                     ---------    ---------     ---------
                                                                                      (DOLLARS IN THOUSANDS)
Amounts outstanding at the end of year:
  FHLB advances                                                                      $  80,935    $ 102,500      $ 91,516
  Guaranteed preferred beneficial interest in junior subordinated debentures            12,857       12,799        12,741
  Loan for employee stock ownership plan                                                    --           --            25

Rate paid at year end:
  FHLB advances                                                                           4.13%        3.78%         3.92%
  Guaranteed preferred beneficial interest in junior subordinated debentures              7.97%        6.08%         4.16%
  Loan for employee stock ownership plan                                                    --           --          4.00%

Maximum amount of borrowing outstanding at any month end:
  FHLB advances                                                                      $ 112,488    $ 112,506      $112,030
  Guaranteed preferred beneficial interest in junior subordinated debentures            12,857       12,799        12,742
  Loan for employee stock ownership plan                                                    --           --           207

Approximate average amounts outstanding for year:
  FHLB advances                                                                      $  94,798    $  97,013      $ 99,359
  Guaranteed preferred beneficial interest in junior subordinated debentures            12,827       12,768         6,854
  Loan for employee stock ownership plan                                                    --           --           137

Approximate weighted average rate paid during year (1):
  FHLB advances                                                                           3.81%        3.71%         3.74%
  Guaranteed preferred beneficial interest in junior subordinated debentures              7.50%        5.49%         4.78%
  Loan for employee stock ownership plan                                                    --           --          4.07%

(1) The approximate weighted average rate paid during the year was computed by dividing the average amounts outstanding into the related interest expense for the year


NOTE 8. INCOME TAXES

     The components of income tax expense for the years ended March 31 are as follows:

                                                 2006       2005       2004
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal income tax expense (benefit):
    Current                                     $ 1,155    $ 1,978    $ 1,634
    Deferred                                         35       (782)       427
                                                -------    -------    -------
                                                  1,190      1,196      2,061
                                                -------    -------    -------

State and local income tax expense (benefit):
    Current                                         196        418        342
    Deferred                                        (57)       (96)        90
                                                -------    -------    -------
                                                    139        322        432
                                                -------    -------    -------

Valuation allowance                                  --         --         --

Total provision for income tax expense          $ 1,329    $ 1,518    $ 2,493
                                                =======    =======    =======

     The reconciliation of the expected federal income tax rate to the consolidated effective tax rate for fiscal years ended March 31 follows:

                                                 2006                   2005                 2004
                                          ------------------     ------------------   ------------------
                                          AMOUNT     PERCENT      AMOUNT    PERCENT    AMOUNT    PERCENT
                                          -------    -------     -------    -------   -------    -------
                                                                (DOLLARS IN THOUSANDS)
Statutory Federal income tax              $ 1,734       34.0%    $ 1,417       34.0%  $ 2,493       34.0%
State and local income taxes, net of           92        1.8         213        5.1       285        3.9
Federal tax benefit
General business credit                       (73)      (1.5)         --         --        --         --
Release of Contingency Reserve               (500)      (9.8)         --         --        --         --
Other                                          76        1.5        (112)      (2.7)     (285)      (3.9)
                                          -------    -------     -------    -------   -------    -------
Total income tax expense                  $ 1,329       26.0%    $ 1,518       36.4%  $ 2,493       34.0%
                                          =======    =======     =======    =======   =======    =======


     Carver Federal's stockholders' equity includes approximately $2.8 million at each of March 31, 2006, 2005 and 2004, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

     Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 of the years indicated follow:

                                                             2006       2005
                                                           --------   --------
                                                               (IN THOSANDS)
Deferred Tax Assets
   Income from affiliate                                   $  1,975   $  1,873
   Allowance for loan losses                                  1,365      1,393
   Deferred loan fees                                           235        137
   Compensation and benefits                                    113        384
   Non-accrual loan interest                                    284        274
   Reserve for losses on other assets                            65         32
   Investment security impairment                                --        588
   Capital loss carryforward                                    591         --
   Unrealized loss on available-for-sale securities             240        144
   Minimum pension liability                                    173         --
   Other                                                          2         --
                                                           --------   --------
Total Deferred Tax Assets                                     5,043      4,825

Deferred Tax Liabilities
   Depreciation                                                 352        428
                                                           --------   --------
Total Deferred Tax Liabilities                                  352        428
                                                           --------   --------
Net Deferred Tax Assets                                    $  4,691   $  4,397
                                                           ========   ========

     A valuation allowance against the deferred tax assets at March 31, 2006 and 2005 was not established since it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset.


NOTE 9. EARNINGS PER COMMON SHARE

     The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

                                                                YEAR ENDED MARCH 31,
                                                            ----------------------------
                                                              2006      2005       2004
                                                            -------   -------    -------
                                                                   (IN THOUSANDS)

Net income                                                  $ 3,770   $ 2,649    $ 4,839
Preferred stock dividends                                        --      (114)      (197)
                                                            -------   -------    -------
Net income - basic                                            3,770     2,535      4,642
Impact of conversion/potential conversion of
convertible preferred stock to common stock                      --       114        197
                                                            -------   -------    -------
Net income - diluted                                        $ 3,770   $ 2,649    $ 4,839
                                                            =======   =======    =======

Weighted average common shares outstanding - basic            2,506     2,382      2,284
Effect of dilutive options                                       59        84         97
Effect of dilutive securities convertible preferred stock        --       113        208
                                                            -------   -------    -------
Weighted average common shares outstanding - diluted          2,565     2,579      2,589
                                                            =======   =======    =======


NOTE 10. STOCKHOLDERS' EQUITY

     CONVERSION AND STOCK OFFERING. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the "Common Stock"), at a price of $10 per share resulting in net proceeds of $21.5 million. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $2.1 million (unaudited) at both March 31, 2006 and 2005, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank's outstanding common stock was exchanged for one share of the Holding Company's common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank's common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Holding Company's common stock were issued in exchange for each outstanding share of Bank common stock. The Bank is not permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

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

     REGULATORY CAPITAL. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2006 and 2005, the Bank exceeded all of its regulatory capital requirements.

     The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 2006 and 2005 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

                                          MINIMUM CAPITAL    CLASSIFICATION AS
                         BANK ACTUAL          ADEQUACY       WELL CAPITALIZED
                       ----------------   ----------------   -----------------
                       AMOUNT    RATIO     AMOUNT   RATIO    AMOUNT     RATIO
                       -------  -------   -------  -------   -------   -------
March 31, 2006                             (DOLLARS IN THOUSANDS)
Tangible capital       $62,207      9.4%  $ 9,929      1.5%      N/A       N/A%
Leverage capital        62,207      9.4    26,477      4.0    33,096       5.0
Risk-based capital:
      Tier 1           $62,207     12.4   $20,037      4.0   $30,056       6.0
      Total             66,222     13.2    40,074      8.0   $50,093      10.0

March 31, 2005
Tangible capital       $57,684      9.2%  $ 9,404      1.5%      N/A       N/A%
Leverage capital        57,684      9.2    25,078      4.0    31,348       5.0
Risk-based capital:
      Tier 1           $57,684     14.6   $15,877      4.0   $23,753       6.0
      Total             61,781     15.6    31,670      8.0    39,587      10.0

     The following table reconciles the Bank's stockholders' equity at March 31, 2006, in accordance with accounting principles generally accepted in the U.S. to regulatory capital requirements:

                                                                 REGULATORY CAPITAL REQUIREMENTS
                                                            -------------------------------------------
                                                              GAAP     TANGIBLE   LEVERAGE   RISK-BASED
                                                             CAPITAL    CAPITAL    CAPITAL    CAPITAL
                                                            --------   --------   --------   ----------
                                                                          (IN THOUSANDS)

Stockholders' Equity at March 31, 2006 (1)                  $ 61,814   $ 61,814   $ 61,814   $   61,814

Add:
   General valuation allowances                                              --         --        4,015
Deduct:
   Unrealized loss on securities available-for-sale, net                    393        393          393
                                                                       --------   --------   ----------
Regulatory Capital                                                       62,207     62,207       66,222
Minimum Capital requirement                                               9,929     26,477       40,074
                                                                       --------   --------   ----------
Regulatory Capital Excess                                              $ 52,278   $ 35,730   $   26,148
                                                                       ========   ========   ==========

(1) Reflects Bank only.
     COMPREHENSIVE INCOME. Comprehensive income represents net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability. The Holding Company has reported its comprehensive income for fiscal 2006, 2005 and 2004 in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income. Carver Federal's accumulated other comprehensive income or loss (other than net income or loss) included net unrealized losses on securities at March 31, 2006 and 2005 of $393,000 and $235,000, respectively. Included in the amounts at March 31, 2006 and 2005 were unrealized gains of $183,000 and $209,000, respectively, relating to available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity. This unrealized gain is an unrealized gain reported as a separate component of stockholders' equity and is amortized over the remaining lives of the securities as an adjustment to yield. Also included in accumulated other comprehensive income or loss at March 31, 2006 was a loss on the Bank's employee pension plan liability of $281,000, net of taxes.

  NOTE 11. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS


     PENSION PLAN. Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee's term of service. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended March 31, 2001.


     The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts

                                                               MARCH 31,
                                                            2006      2005
                                                          -------    -------
                                                            (IN THOUSANDS)
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year     $ 2,785    $ 2,736
Interest cost                                                 163        167
Actuarial loss                                                197        136
Benefits paid                                                (253)      (254)
                                                          -------    -------
Projected benefit obligation at end of year               $ 2,892    $ 2,785
                                                          =======    =======

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year            $ 2,950    $ 3,068
Actual return on plan assets                                  173        136
Benefits paid                                                (253)      (254)
                                                          -------    -------
Fair value of plan assets at end of year                  $ 2,870    $ 2,950
                                                          =======    =======

Funded status                                             $   (22)   $   165
Unrecognized loss / (gain)                                    454        203
                                                          -------    -------
Accrued pension cost                                      $   432    $   368
                                                          =======    =======

recognized in Carver Federal's consolidated financial statements at March 31:


     Net periodic pension benefit included the following components for the years ended March 31 are:

                                           2006     2005     2004
                                           -----    -----    -----
                                                (IN THOUSANDS)

Interest cost                              $ 164    $ 167    $ 172
Expected return on plan assets              (227)    (236)    (223)
Amortization of:
   Unrecognized (gain)                        --       --       --
                                           -----    -----    -----
Net periodic pension (benefit)             $ (63)   $ (69)   $ (51)
                                           =====    =====    =====

     Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are:

                                                                   YEAR ENDED MARCH 31,
                                                                2006      2005       2004
                                                              -------    -------    -------
Annual salary increase (1)                                        N/A        N/A        N/A
Expected long-term return on assets                              8.00%      8.00%      8.00%
Discount rate used in measurement of benefit obligations         5.75%      6.38%      6.50%

(1) The annual salary increase rate is not applicable as the plan is frozen.

     SAVINGS INCENTIVE PLAN.  Carver has a savings  incentive plan,  pursuant to
Section 401(k) of the Code, for all eligible employees of the Bank. Pursuant to the plan, Carver may make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee up to 2% of the employee's annual pay, subject to IRS limitations. This non-elective Carver contribution may be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the non-elective Carver contribution, the employee must be 21 years of age, have completed at least one year of service and be employed as of the last day of the plan year, December 31. In addition, Carver matches contributions to the plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the non-elective Carver contribution, if awarded, vests over a five-year period. Total savings incentive plan expenses for the years ended March 31, 2006, 2005 and 2004 were $198,000, $174,000 and $95,000, respectively.

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

                                                          2006     2005
                                                          -----    -----
                                                          (IN THOUSANDS)
Change in projected benefit obligation during the year
Projected benefit obligation at beginning of year         $ 136    $ 169
Interest cost                                                 7        9
Actuarial (gain) loss                                        (7)       1
Benefits paid                                               (34)     (43)
                                                          -----    -----
    Projected benefit obligation at end of year           $ 102    $ 136
                                                          =====    =====

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year            $  --    $  --
Employer contributions                                       34       43
Benefits paid                                               (34)     (43)
                                                          -----    -----
Fair value of plan assets at end of year                  $  --    $  --
                                                          =====    =====

Funded Status                                             $(102)   $(136)
Unrecognized (gain)                                         (22)     (16)
                                                          -----    -----
Accrued pension cost                                      $(124)   $(152)
                                                          =====    =====

     Net periodic pension cost for the years ended March 31, 2006, 2005 and 2004 included the following:

                                  2006    2005    2004
                                 -----   -----   -----
                                     (IN THOUSANDS)
Interest cost                    $   6   $   9   $  12
                                 -----   -----   -----
Net periodic pension cost        $   6   $   9   $  12
                                 =====   =====   =====

     The actuarial assumptions used in determining plan benefits include a discount rate of 5.75%, 6.1% and 6.4% for the years ended March 31, 2006, 2005 and 2004, respectively.

     BOLI. The Bank owns one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature. Only officer level employees are covered under this program.

     An initial investment of $8.0 million was made to the BOLI program on September 21, 2004. At March 31, 2006 the Consolidated Statement of Conditions reflects a net cash surrender value of $8.5 million. The related income is reflected in the Consolidated Statement of Operations as a component of other non-interest income.


     MANAGEMENT RECOGNITION PLAN ("MRP"). The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. On March 28, 2005 the plan was amended for all future awards. The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year. Using a performance-accelerated vesting schedule, with return on assets ("ROA") as the performance measure, the vesting period can be accelerated in years three and four if the Bank meets or exceeds the three-year average ROA for its peer group. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. On September 23, 2003, the MRP was amended to increase the number of shares available to 119,431. Pursuant to the MRP, the Bank recognized $134,000, $158,000 and $128,000 as expense for the years ended March 31, 2006, 2005 and 2004, respectively.

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

     Shares purchased with the loan proceeds were initially pledged as collateral for the term loan. Currently, shares are purchased in the open market in accordance with Carver's common stock repurchase program and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $200,000, $200,000 and $0 for the years ended March 31, 2006, 2005 and 2004, respectively.

           The ESOP shares at March 31 follow:

                                              2006     2005
                                            ------   ------
                                             (IN THOUSANDS)
        Allocated shares                        72       78
        Unallocated shares                       1        5
                                            ------   ------
        Total ESOP shares                       73       83
                                            ======   ======

        Fair value of unallocated shares    $   10   $   95
                                            ======   ======

     STOCK OPTION PLAN. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the "Plan") to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan is 338,862. At March 31, 2006, there were 238,061 options outstanding and 144,836 were exercisable. Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years. Under the Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant. On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year. Using a performance-accelerated vesting schedule, ROA as the performance measure, the vesting period can be accelerated in years three and four if the Bank meets or exceeds the three-year average ROA for its peer group. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

     Information regarding stock options as of and for the years ended March 31 follows:

                                        2006                    2005                   2004
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  OPTIONS      PRICE    OPTIONS       PRICE    OPTIONS       PRICE
                                 --------    --------   --------    --------   --------    --------
Outstanding, beginning of year    225,292    $  12.37    229,636    $  11.25    192,176    $  10.07
Granted                            35,277       16.98     39,347       19.65     43,638       16.35
Exercised                          (9,903)       9.57    (35,954)      12.75        (77)      12.06
Forfeited                         (12,605)      17.44     (7,737)      14.38     (6,101)      10.39
                                 --------    --------   --------    --------   --------    --------
Outstanding, end of year          238,061       12.90    225,292       12.37    229,636       11.25
                                 ========    ========   ========    ========   ========    ========
Exercisable at year end           144,836                151,846                108,925
                                 ========               ========               ========

     Information regarding stock options at March 31, 2006 follows:

                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                      ---------------------------------   ---------------------
                                  WEIGHTED    WEIGHTED                WEIGHTED
                                   AVERAGE     AVERAGE                 AVERAGE
      RANGE OF                    REMAINING    EXERCISE                EXERCISE
  EXERCISE PRICES      SHARES        LIFE       PRICE      SHARES       PRICE
-------------------   ---------   ---------   ---------   ---------   ---------
$     8.00$    8.99      60,000     4 years   $    8.17      60,000   $    8.17
      9.00     9.99      38,060     5 years        9.92      38,060        9.92
     10.00    10.99       6,000     5 years       10.52       6,000       10.52
     12.00    12.99      40,576     6 years       12.10      39,776       12.09
     13.00    13.99       1,000     2 years       13.81       1,000       13.81
     15.00    15.99       2,265    10 years       15.10          --          --
     16.00    16.99      30,480     7 years       16.47          --          --
     17.00    17.99      29,327     9 years       17.13          --          --
     19.00    19.99      29,243     8 years       19.64          --          --
     20.00    20.99         729     9 years       20.00          --          --
     21.00    21.99         381     8 years       21.76          --          --
                      ---------                           ---------
 Total                  238,061                             144,836
                      =========                           =========


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

     The Bank has outstanding various commitments as follows:

                                                                March 31,
                                                            -----------------
                                                             2006      2005
                                                            -------   -------
                                                              (In thousands)
Commitments to originate mortgage loans                     $64,163   $44,129
Commitments to originate commercial and consumer loans          439       515
Letters of credit                                             1,795     1,908
                                                            -------   -------
        Total                                               $66,397   $46,552
                                                            =======   =======

     At March 31, 2006, of the $64.2 million in outstanding commitments to originate mortgage loans, $61.0 million represented construction loans at an average rate of 5.70%, $1.3 million represented commitments to originate non-residential mortgage loans at rates within a range of 6.50% to 7.00% and $1.9 million represented the balance of one-four residential loans at rates between 6.38% and 7.25%.

     The balance of commitments on commercial and consumer loans at March 31, 2006 is primarily undisbursed funds from approved unsecured commercial lines of credit. All such lines carry adjustable rates mainly tied to prime. At March 31, 2006, the Bank maintained one letter of credit in the amount of $1.8 million.

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

     LEASE COMMITMENTS. Rentals, including real estate taxes, under long term operating leases for certain branch offices aggregated approximately $717,000, $479,000, and $245,000 for the years ended March 31, 2006, 2005 and 2004, respectively. As of March 31, 2005, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2018 follow:


                        YEAR ENDING     MINIMUM
                         March 31,       RENTAL
                        -----------   -----------
                                   (In Thousands)
                               2007           657
                               2008           677
                               2009           662
                               2010           621
                               2011           605
                         Thereafter         1,230
                                      -----------
                                      $     4,452
                                      ===========


     The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

     LEGAL PROCEEDINGS. From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. At March 31, 2006, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires the Bank to disclose, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines financial instrument as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale and is best evidenced by a quoted market price if one exists. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each category of financial instrument. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the Bank's financial instruments are set forth below:

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

     The carrying amounts and estimated fair values of the Bank's financial instruments for the following years:

                                                                     AT MARCH 31,
                                                   -------------------------------------------------
                                                            2006                      2005
                                                   -----------------------   -----------------------
                                                    CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Financial Assets:
    Cash and cash equivalents                      $   22,904   $   22,904   $   20,420   $   20,420
    Investment securities available-for-sale           12,078       12,078       22,551       22,551
    Mortgage backed securities available-for-sale      69,804       69,804       95,482       95,482
    Mortgage backed securities held-to-maturity        26,404       25,880       31,302       31,310
    Loans receivable                                  493,432      488,258      421,987      424,886
    Accrued interest receivable                         2,970        2,970        2,702        2,702
    Mortgage servicing rights                             339          325          179          161
Financial Liabilities:
    Deposits                                       $  504,638   $  506,886   $  453,454   $  451,752
    Advances from FHLB of New York                     80,935       79,848      102,500      101,651
    Other borrowed money                               12,857       12,857       12,799       12,799

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

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2006 and 2005:

                                                  THREE MONTHS ENDED
                               ------------------------------------------------------------
                                 JUNE 30       SEPTEMBER 30     DECEMBER 31        MARCH 31
                               ------------    ------------    ------------    ------------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2006
Interest income                $      7,752    $      7,748    $      8,210    $      8,676
Interest expense                     (3,052)         (3,213)         (3,438)         (3,791)
                               ------------    ------------    ------------    ------------
    Net interest income               4,700           4,535           4,772           4,885
Provision for loan losses                --              --              --              --
Non-interest income                   1,399           1,031           1,123           1,788
Non-interest expense                 (4,795)         (4,636)         (4,668)         (5,037)
Income tax expense                     (464)           (329)             60            (595)
                               ------------    ------------    ------------    ------------
    Net income                 $        840    $        601    $      1,287    $      1,041
                               ============    ============    ============    ============
Earnings per common share
    Basic                      $       0.34    $       0.24    $       0.51    $       0.42
    Diluted                    $       0.33    $       0.23    $       0.50    $       0.41

FISCAL 2005
Interest income                $      6,712    $      7,013    $      7,223    $      7,597
Interest expense                     (2,168)         (2,368)         (2,485)         (2,737)
                               ------------    ------------    ------------    ------------
    Net interest income               4,544           4,645           4,738           4,860
Provision for loan losses                --              --              --              --
Non-interest income                   1,139           1,198           1,203             901
Non-interest expense                 (3,938)         (5,069)         (4,507)         (5,179)
Income tax expense                     (663)           (291)           (514)           (190)
                               ------------    ------------    ------------    ------------
    Net income                 $      1,082    $        483    $        920    $        392
                               ============    ============    ============    ============
Earnings per common share
    Basic                      $       0.45    $       0.09    $       0.37    $       0.16
    Diluted                    $       0.42    $       0.09    $       0.36    $       0.15


NOTE 15. CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                  AS OF MARCH 31,
                                                -----------------
                                                 2006      2005
                                                -------   -------
                                                  (IN THOUSANDS)

ASSETS
Cash on deposit with the Bank                   $    59   $   289
Investment securities                                --     1,575
Investment in subsidiaries                       62,219    57,851
Other assets                                          3       140
                                                -------   -------
TOTAL ASSETS                                    $62,281   $59,855
                                                =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings                                      $13,260   $13,202
Accounts payable to subsidiaries                     66       667
Other liabilities                                   258       185
                                                -------   -------
Total liabilities                               $13,584   $14,054
                                                -------   -------

Stockholders' equity                             48,697    45,801
                                                -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $62,281   $59,855
                                                =======   =======

CONDENSED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED MARCH 31,
                                              ------------------------------
                                                2006       2005       2004
                                              --------   --------   --------
                                                      (IN THOUSANDS)
INCOME
Equity in net income from Subsidiaries        $  6,758   $  7,119   $  8,328
Interest income from deposit with the Bank           5          7          9
Other income                                        22         23          9
                                              --------   --------   --------
Total income                                     6,785      7,149      8,346

EXPENSES
Interest Expense on Borrowings                     985        721        337
Salaries and employee benefits                     287        225        169
Legal expense                                       --         --         --
Shareholder expense                                407        488        458
Other                                                7      1,548         50
                                              --------   --------   --------
Total expense                                    1,686      2,982      1,014

Income before income taxes                       5,099      4,167      7,332
Income tax expense                               1,329      1,518      2,493
                                              --------   --------   --------
NET INCOME                                    $  3,770   $  2,649   $  4,839
                                              ========   ========   ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED MARCH 31,
                                                       --------------------------------
                                                         2006        2005        2004
                                                       --------    --------    --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  3,770    $  2,649    $  4,839
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in net income of Subsidiaries                     (6,758)     (7,119)     (8,328)
Income taxes from the Bank                                1,329       1,518       2,493
(Decrease) increase in accounts payable to Bank            (443)        645          21
Increase (decrease) in other liabilities                     40         (14)        131
Other,  net                                                 299       2,534       1,772
                                                       --------    --------    --------
Net cash (used in ) provided by operating activities     (1,763)        213         928

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends Received from Bank                                850       4,866          --
Additional Investment in Bank & other subsidiaries           --          --     (13,153)
Proceeds from sale of investment securities               1,575          --          --
Purchase of investment securities                            --      (3,074)        (59)
                                                       --------    --------    --------
Net cash provided by (used in) investing activities       2,425       1,792     (13,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Sub Debt                                         --          --      13,144
Purchase of treasury stock, net                            (115)     (1,021)       (200)
Dividends paid                                             (777)       (788)       (654)
                                                       --------    --------    --------
Net cash (used in) provided by financing activities        (892)     (1,809)     12,290
                                                       --------    --------    --------
Net (decrease) increase in cash                            (230)        196           6

Cash and cash equivalents - beginning                       289          93          87
                                                       --------    --------    --------
Cash and cash equivalents - ending                     $     59    $    289    $     93
                                                       ========    ========    ========


NOTE 16.  RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS


     In March, 2006 FASB issued SFAS 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, which amends SFAS.140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.

SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. CARVER will adopt this pronouncement as of April 1, 2007 and it is not expected to have a material impact on the Company's consolidated financial condition or results of operations.


THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS

     In November 2005, the FASB issued Staff Position No. FASB 115-1 and FAS 124-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" (FSP FAS 115-1 AND FAS 124-1), which amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for
Investments  in  Common  Stock.  FSP FAS  115-1  and  FAS  124-1  addresses  the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss and also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Under FSP FAS 115-1 and FAS 124-1, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and it fair share value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 and FAS 124-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. This pronouncement is effective for reporting periods beginning after December 15, 2005. The Company does not expect application to have any impact on its financial condition, results of operations or financial statement disclosures.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

     In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS"(SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes," or APB No. 20, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transaction provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Carver will adopt this pronouncement as of April 1, 2006.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9A.  CONTROLS AND PROCEDURES.

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


ITEM 9B.  OTHER INFORMATION

     None



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers and Key Managers of Carver and Carver Federal" in the Holding Company's definitive proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2006 (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as Part of this Annual Report on Form 10-K

     (1) The following consolidated financial statements are in Item 8 of this annual report:

     o    Report of Independent Registered Public Accounting Firm

     o    Consolidated Statement of Financial Condition as of March 31, 2006 and
          2005

     o Consolidated Statements of Operations for the years ended as of March 31, 2006, 2005 and 2004

     o    Consolidated   Statements  of  Changes  in  Stockholders'  Equity  and
          Comprehensive Income for the years ended March 31, 2006, 2005 and 2004

     o Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

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


                                 CARVER BANCORP, INC.

June 29, 2006               By   /s/ Deborah C. Wright
                                 -----------------------------------------------
                                 Deborah C. Wright
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 28, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Deborah C. Wright
------------------------
Deborah C. Wright              Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)

/s/ William Gray
------------------------
William Gray                   Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

/s/ Carol Baldwin Moody
------------------------
Carol Baldwin Moody            Director

/s/ David L. Hinds
------------------------
David L. Hinds                 Director

/s/ Robert Holland, Jr.
Robert Holland, Jr.            Director

/s/ Pazel Jackson
------------------------
Pazel G. Jackson, Jr.          Director

/s/ Edward B. Ruggiero
------------------------
Edward B. Ruggiero             Director

/s/ Strauss Zelnick
------------------------
Strauss Zelnick                Director


EXHIBIT INDEX


EXHIBIT NUMBER                 DESCRIPTION

2.2 Agreement and Plan of Merger dated as of April 6, 2006 by and between Carver Bancorp, Inc., Carver Federal Savings Bank and Community Capital Bank (2.2)

3.1                     Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2                     Amended and Restated Bylaws of Carver Bancorp, Inc. (12)

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

10.30 First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12)

10.31 Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005
                        (12)

14                      Code of ethics (*)

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

(2.2) Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated April 6, 2006.

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

(9) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10) Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated March 16, 2004.

(11) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(12) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.