Form 10-Q
period 2006-06-30
CARVER BANCORP INC
filed 2006-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01	2,514,147
Class	Outstanding at July 31, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Statements of Financial Condition as of
June 30, 2006 (unaudited) and March 31, 2006

Consolidated Statements of Income for the Three Months
Ended June 30, 2006 and 2005 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity and
Comprehensive Income for the Three Months Ended June 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Three Months
Ended June 30, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,589	$13,604
Federal funds sold	12,450	8,700
Interest Earning Deposits	600	600
Total cash and cash equivalents	27,639	22,904
Securities:
Available-for-sale, at fair value (including pledged as collateral of $71,399 and $79,211
at June 30, 2006 and March 31, 2006, respectively)	73,722	81,882
Held-to-maturity, at amortized cost (including pledged as collateral of $22,174 and $26,039 at June 30, 2006 and March 31, 2006, respectively; fair value of $21,858 and $25,880 at
June 30, 2006 and March 31, 2006, respectively)	22,477	26,404
Total securities	96,199	108,286
Loans receivable:
Real estate mortgage loans	495,811	495,994
Consumer and commercial business loans	3,693	1,453
Allowance for loan losses	(4,025)	(4,015)
Total loans receivable, net	495,479	493,432
Office properties and equipment, net	13,198	13,194
Federal Home Loan Bank of New York stock, at cost	4,327	4,627
Bank owned life insurance	8,557	8,479
Accrued interest receivable	3,076	2,970
Other assets	6,092	7,101
Total assets	$654,567	$660,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$507,812	$504,638
Advances from the Federal Home Loan Bank of New York and other borrowed money	86,850	93,792
Other liabilities	10,762	13,866
Total liabilities	605,424	612,296
Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued;
2,505,047 and 2,506,822 outstanding at June 30, 2006 and March 31, 2006, respectively)	25	25
Additional paid-in capital	23,970	23,935
Retained earnings	26,337	25,736
Unamortized awards of common stock under ESOP and management recognition plan ("MRP")	(17)	(22)
Treasury stock, at cost (19,644 and 17,869 shares at June 30, 2006 and March 31, 2006, respectively)	(332)	(303)
Accumulated other comprehensive loss	(840)	(674)
Total stockholders' equity	49,143	48,697
Total liabilities and stockholders' equity	$654,567	$660,993

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,

	2006	2005

Interest Income:
Loans	$7,891	$6,206
Mortgage-backed securities	932	1,125
Investment securities	181	275
Federal funds sold	116	146
Total interest income	9,120	7,752

Interest expense:
Deposits	2,995	1,871
Advances and other borrowed money	1,090	1,181
Total interest expense	4,085	3,052

Net interest income	5,035	4,700

Provision for loan losses	-	-
Net interest income after provision for loan losses	5,035	4,700

Non-interest income:
Depository fees and charges	609	630
Loan fees and service charges	246	658
Gain on sale of loans	12	26
Other	78	85
Total non-interest income	945	1,399

Non-interest expense:
Employee compensation and benefits	2,285	2,524
Net occupancy expense	584	501
Equipment, net	476	442
Merger related expenses	2	5
Other	1,386	1,323
Total non-interest expense	4,733	4,795

Income before income taxes	1,247	1,304
Income taxes	445	464
Net income available to common stockholders	$802	$840

Earnings per common share:
Basic	$0.32	$0.34
Diluted	$0.31	$0.33

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006
(In thousands)
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMMON STOCK ACQUIRED BY ESOP	COMMON STOCK ACQUIRED BY MRP	TOTAL STOCK-HOLDERS’ EQUITY
Balance—March 31, 2006	$25	$23,935	$25,736	$(303)	$(674)	$(11)	$(11)	$48,697
Comprehensive income :
Net income	-	-	802	-	-	-	-	802
Change in net unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	(166)	-	-	(166)
Comprehensive income, net of taxes:	-	-	802	-	(166)	-	-	636
Dividends paid	-	-	(201)	-	-	-	-	(201)
Stock based compensation activity, net		35						35
Treasury stock activity, net	-	-	-	(29)	-	-	5	(24)
Balance—June 30, 2006	$25	$23,970	$26,337	$(332)	$(840)	$(11)	$(6)	$49,143

See accompanying notes to consolidated financial statements.

 CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$802	$840
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Provision for loan losses	-	-
ESOP and MRP expense	70	109
Depreciation and amortization expense	395	377
Other amortization	604	(75)
Gain on sale of loans	(12)	(26)
Changes in assets and liabilities:
Proceeds from loans sold	1,610	2,927
Increase in accrued interest receivable	(106)	(290)
Decrease (increase) in other assets	932	(8,712)
Decrease in other liabilities	(3,225)	(1,643)
Net cash provided by (used in) operating activities	1,070	(6,493)
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	-	(14,540)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	7,834	15,035
Held-to-maturity	3,835	2,606
Proceeds from sales of available-for-sale securities	-	1,575
Disbursements for loan originations	(30,515)	(19,198)
Loans purchased from third parties	(21,128)	(13,454)
Principal collections on loans	47,810	35,790
Redemption of FHLB-NY stock	300	400
Additions to premises and equipment	(399)	(430)
Net cash provided by investing activities	7,737	7,784
Cash flows from financing activities:
Net increase in deposits	3,174	1,427
Net repayment of FHLB advances	(6,956)	(8,006)
Common stock repurchased	(89)	-
Dividends paid	(201)	(174)
Net cash used in financing activities	(4,072)	(6,753)
Net increase (decrease) in cash and cash equivalents	4,735	(5,462)
Cash and cash equivalents at beginning of the period	22,904	20,420
Cash and cash equivalents at end of the period	$27,639	$14,958

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale
investments, net	$(166)	$258

Cash paid for-
Interest	$4,034	$3,099
Income taxes	$1,726	$2,075

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Carver Bancorp, Inc. (the “Holding Company”) have been prepared in accordance with United States generally accepted accounting principles (“US-GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Holding Company and its subsidiaries on a consolidated basis as of and for the periods shown have been included.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“2006 10-K”) previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007 (“fiscal 2007”).

The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and the Bank’s wholly-owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp., and the Bank’s majority owned subsidiary, Carver Asset Corporation. On August 18, 2005 Carver Federal formed Carver Community Development Corp. (“CCDC”), a wholly owned community development entity whose purpose is to make qualified business loans in low-income communities. The Holding Company and its consolidated subsidiaries are referred to herein collectively as “Carver” or the “Company.” All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities (“trust preferred securities”). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities which are included in other borrowed money on the consolidated statements of financial condition, are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 8.45% as of June 30, 2006. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders. See Note 6 for further discussion of the impact of our adoption of FIN 46R.

(2)           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month periods ended June 30, 2006 and 2005, 61,675 and 67,237 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended June 30, 2006 and 2005, respectively. The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(3)         STOCK OPTION PLAN

Accounting for Stock Based Compensation

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors. Effective April 1, 2006, the Company adopted revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Share-Based Payment,” or SFAS No. 123(R), which requires compensation costs related to share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) applies to all awards granted after April 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, beginning April 1, 2006, the Company recognized compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. Stock-based compensation expense recognized for the three months ended June 30, 2006 totaled $57,000 and a related tax benefit of $22,000.

Prior to April 1, 2006, the Company applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock incentive plans. Accordingly, no stock-based compensation cost was reflected in net income for stock option grants, as all options granted under our stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123R for Carver’s Stock Option Plan, for the quarters ended:

	June 30,	June 30,
	2006	2005

Net Income available to common shareholders:
As reported	$802	$840
Add: Stock-based employee compensation included
in reported net income (loss), net of tax effects	35	-
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(35)	(6)
Pro forma	$802	$834

Basic earnings per share:
As reported	$0.32	$0.34
Pro forma	0.32	0.33

Diluted earnings per share:
As reported	$0.31	$0.33
Pro forma	0.31	0.32

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the quarter ended June 30, 2005: risk-free interest rates of 4.15%, volatility of 24.24%, expected dividend yield was 1.09% and an expected life of ten years was used for all option grants.

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

	Employee Pension Plan		Non-Employee Directors' Plan
	2006	2005	2006	2005
	(In thousands)

Interest Cost	$40	$42	$1	$2
Expected Return on Assets	(55)	(59)	-	-
Unrecognized (Gain)/Loss	4	-	(1)	-
Net Periodic Benefit Expense / (Credit)	$(11)	$(17)	$-	$2

(5)         COMMON STOCK DIVIDEND

On August 8, 2006, the Board of Directors of the Holding Company declared, for the quarter ended June 30, 2006, a cash dividend of nine cents ($0.09) per common share outstanding. The dividend is payable on September 5, 2006 to stockholders of record at the close of business on August 22, 2006.

(6)         RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies Statement 109 by establishing a criterion that an individual tax position would have to meet in order for some or all of the associated benefit to be recognized in an entity’s financial statements. The Interpretation applies to all tax positions within the scope of Statement 109. In applying FIN 48, an entity is required to evaluate each individual tax position using a two step-process. First, the entity should determine whether the tax position is recognizable in its financial statements by assessing whether it is “more-likely-than-not” that the position would be sustained by the taxing authority on examination. The term “more-likely-than-not” means “a likelihood of more than 50 percent.” Second, the entity should measure the amount of benefit to recognize in its financial statements by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Each tax position must be re-evaluated at the end of each reporting period to determine whether recognition/derecognition is warranted. The liability resulting from the difference between the tax return position and the amount recognized and measured under FIN 48 should be classified as current or noncurrent depending on the anticipated timing of settlement. An entity should also accrue interest and penalties on unrecognized tax benefits in a manner consistent with the tax law. FIN 48 requires significant new annual disclosures in the notes to the financial statements that include a tabular roll-forward of the beginning to ending balances of an entity’s unrecognized tax benefits. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company will adopt this pronouncement as of April 1, 2007 and has not determined the effect on the consolidated financial condition or results of operations as yet.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements. Additionally, at its initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Carver will adopt this pronouncement as of April 1, 2007 and intends to apply the amortization method for measurements of mortgage servicing rights, and does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s consolidated financial condition or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. Carver does not expect the adoption of SFAS No. 155 to have any impact on the Company’s consolidated financial condition or results of operations.

The Meaning of Other-Than-Temporary impairment and It’s Application to Certain Investments

   In November 2005, the FASB issued Staff Position No. FASB 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments” (FSP FAS 115-1 and FAS 124-1), which amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 and FAS 124-1 addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss and also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Under FSP FAS 115-1 and FAS 124-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and it fair share value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 and FAS 124-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. This pronouncement is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have any impact on the Company’s financial condition, results of operations or financial statement disclosures.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(SFAS No. 154), which replaces APB Opinion No. 20, “Accounting Changes,” or APB No. 20, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transaction provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Carver has adopted this pronouncement as of April 1, 2006 and it did not have any impact on the Company’s consolidated financial condition or results of operations.

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

Overview

The following should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company’s 2006 10-K.

The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. The Bank is focused on successfully building its core business by providing superior customer service while offering a wide range of financial products. As of June 30, 2006, the Bank operated eight full-service banking locations, four 24/7 ATM centers and three 24/7 stand-alone ATM locations in the New York City boroughs of Brooklyn, Queens and Manhattan.

As the largest African-American operated bank in the United States, we are well positioned to address the diverse financial opportunities in urban markets. Our goal is to build a solid banking franchise while enhancing shareholder value. We continually focus on expanding our principal businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by any incremental provision for loan losses, as well as non-interest income and operating expenses.

During the three months ended June 30, 2006, the local real estate markets remained strong and continued to support new and existing lending opportunities. The Federal Open Market Committee (“FOMC”), continued its policy of monetary tightening with its seventeenth consecutive federal funds rate increase, the result of which has significantly flattened the U.S. Treasury yield curve. As a result of the rate environment that prevailed throughout fiscal 2006 and continues in fiscal 2007, we pursued a strategy of using the proceeds from the repayment and maturities of our lower earning investment portfolio and the growth in deposits to fund higher yielding commercial real estate and construction loans while at the same time allowing for the repayment of borrowings.

Our total loan portfolio increased during the three months ended June 30, 2006. The increase in total loans receivable, net, is primarily the result of increases in construction and commercial business loans, partially offset by decreases in one-to four and multifamily residential loans. Total deposits also increased during the three months ended June 30, 2006. The growth was primarily the result of increases in certificate of deposit accounts, largely from the receipt of brokered deposits, which has enabled us to reduce our borrowing levels. Our securities and borrowings portfolios decreased during the three months ended June 30, 2006, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flat U.S. Treasury yield curve.

Net income for the three months ended June 30, 2006 decreased compared to the three months ended June 30, 2005. The decline in quarterly results was primarily due to a decrease in non-interest income partially offset by an increase in net interest income, a decrease in non-interest expense and a decrease in income tax expense. The decrease in non-interest income was the result of decreases in mortgage prepayment penalty income, loan origination fees, commissions earned from the sale of investment and insurance products and the gain on sale of mortgage loans. Net interest income increased as a result of the Bank’s strategy of reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits, resulting in an increase in interest income, partially offset by an increase in interest expense. The decrease in non-interest expense is primarily due to a reduction in employee compensation and benefits expenses achieved through outsourcing efforts and staff attrition as well as reductions in medical insurance and search firm fees. Partially offsetting the decrease in non-interest expense was an increase in net occupancy and equipment expenses primarily a result of higher utility costs, real estate taxes and investments in computer and banking equipment.

Net interest margin and net interest rate spread increased for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. These increases were primarily due to the yield on our interest-earning assets rising more rapidly than the cost of our interest-bearing liabilities as a result of the positive momentum achieved from our previously discussed balance sheet strategy.

We expect the operating environment to remain challenging throughout fiscal 2007 as rising interest rates, coupled with a flat to inverted yield curve, exert further pressure on our net interest margin. As a result, we expect to continue our strategy of using the proceeds from the reductions in the securities portfolio through normal cash flow and the growth in deposits to fund higher yielding real estate and commercial loans and repay borrowings which should continue to improve the quality of the balance sheet and the resulting earnings. Additionally, we understand that scale is relevant to our performance growth. As such, we will continue to identify prudent acquisitions and alliances that leverage organic growth and accelerate our expansion strategy.

Proposed Acquisition of Community Capital Bank

On April 5, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (“CCB”), a Brooklyn-based community bank with approximately $162 million in assets, in a cash transaction valued at $11.1 million, or $40.00 per CCB share. The Boards of Directors of both companies and the stockholders of CCB have approved the agreement. The transaction is subject to regulatory approvals and is expected to close by September 30, 2006. Subsequent to the acquisition the combined entity will operate under Carver Federal’s thrift charter and will continue to be supervised by the Office of Thrift Supervision (“OTS”). In addition, Carver Federal has applied to the New York State Banking Department for a limited purpose commercial charter, with the intention of expanding our ability to compete for municipal and state agency deposits and provide other fee income based services.

New Markets Tax Credit Allocation

On June 1, 2006 the Bank was awarded a $59 million allocation under the New Markets Tax Credits (NMTC) program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. This award, the first allocation Carver has received under this highly competitive initiative, is designed to attract private-sector investment to help finance community development projects, stimulate economic growth and create jobs in lower income communities by providing tax credits to private enterprises who participate.

The NMTC program established by Congress in December 2000 and administered by the Department of the Treasury’s CDFI Fund, permits certain entities to receive a credit against federal income taxes for making qualified investments to help stimulate growth and create jobs in selected communities. The allocation was awarded to CCDC, a for profit subsidiary created by the Bank to administer this initiative. The credit provided to the Company totals 39% of the award or approximately $23 million in tax credits, and is to be received over a seven-year period, consistent with CCDC’s ability to make loans and other investments meeting CDFI guidelines.

Critical Accounting Policies

Note 1 to our audited Consolidated Financial Statements for fiscal 2006 included in our 2006 10-K, as supplemented by this report, contains a summary of our significant accounting policies and is incorporated herein. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of our 2006 10-K.

Securities Impairment

Carver Federal’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders’ equity. Securities, which the Bank has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio, which are primarily adjustable rate mortgage-backed securities at June 30, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At June 30, 2006, the Bank carried no permanently impaired securities.

Allowance for loan losses

Allowance for loan losses are maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of June 30, 2006.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

•
An average loss factor, giving effect to historical loss experience over several years and linked to cyclical trends, is applied to all loans not subject to specific review. These loans include residential one- to four-family, multifamily, non-residential and construction loans and also include consumer and business loans.

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

Stock Repurchase Program

In August 2002, Carver’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. On October 25, 2005, the Board of Directors approved accelerating the repurchase of the remaining 148,051 shares under the 2002 stock repurchase program, or up to a $2.5 million total investment, to take place over the following 18 months. The acceleration is intended to return capital to shareholders and capitalize on current trading values, and continue funding stock-based benefit and compensation plans. As of June 30, 2006 the Company has purchased a total of 96,574 shares at an average price of $16.90. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank’s Board of Directors. The Bank’s several liquidity measurements are evaluated on a frequent basis. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At June 30, 2006, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $34.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2006, total cash and cash equivalents increased by $4.7 million reflecting cash provided by operating and investing activities offset by cash used in financing activities. Net cash provided by operating activities during this period was $1.1 million, primarily representing proceeds from the sale of loans originated for sale, cash provided from operations and satisfaction of receivables included in other assets offset in part by cash used in the satisfaction of other liabilities and cash due from accrued interest receivable on certain assets. Net cash provided by investing activities was $7.7 million, primarily representing cash received from principal collections on loans and repayment of principal on securities, partially offset by disbursements to fund mortgage loan originations and purchases of loans. Net cash used in financing activities was $4.1 million, primarily representing net repayments of advances from the FHLB-NY, the payment of common dividends and repurchases of the Company’s common stock, partially offset by a net increase in deposit balances. See “Comparison of Financial Condition at June 30, 2006 and March 31, 2006” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

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

Over the past two years, the FOMC raised the federal funds rate seventeen consecutive times. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have either not increased as dramatically or remained relatively flat. When mortgage interest rates increase, customers’ refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2006, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.

The table below presents certain information relating to the Bank’s capital compliance at June 30, 2006.

REGULATORY CAPITAL
At JUNE 30, 2006
(dollars in thousands)
	Amount	% of Assets
Total capital (to risk-weighted assets):
Capital level	$67,542	13.43%
Less requirement	40,223	8.00
Excess	$27,319	5.43

Tier 1 capital (to risk-weighted assets):
Capital level	$63,518	12.63%
Less requirement	26,294	4.00
Excess	$37,224	8.63

Tier 1 Leverage capital (to adjusted total assets):
Capital level	$63,518	9.66%
Less requirement	26,294	4.00
Excess	$37,224	5.66%

Comparison of Financial Condition at June 30, 2006 and March 31, 2006

Assets

Total assets decreased $6.4 million, or 1.0%, to $654.6 million at June 30, 2006 compared to $661.0 million at March 31, 2006. The decrease in total assets was primarily the result of repayments in total securities of $12.1 million, partially offset by increases in cash and cash equivalents and total loans receivable, net, of $4.7 million and $2.0 million, respectively.

Cash and cash equivalents for the three months ended June 30, 2006 increased $4.7 million or 20.7%, to $27.6 million, compared to $22.9 million at March 31, 2006. The increase was primarily a result of the Bank having a larger investment in overnight federal funds sold resulting in higher short-term liquidity.

Total securities decreased $12.1 million, or 11.2%, to $96.2 million at June 30, 2006 from $108.3 million at March 31, 2006 as the portfolio continues to decline from normal cash flows as a result of security repayments and maturities. The securities portfolio decline reflects $11.7 million in total principal repayments. There were no new purchases of securities during the quarter.  Also adding to the decrease in total securities was an increase in the net unrealized loss on securities of $268,000 resulting from the mark-to-market of the available for sale securities in portfolio.

Total loans receivable, net, increased $2.0 million, or 0.4%, to $495.5 million at June 30, 2006 from $493.4 million at March 31, 2006. The increase resulted primarily from $51.6 million in loan originations and purchases exceeding the $49.4 million in repayments and sales during the first three months of fiscal 2007. Loan originations for the period totaled $30.5 million and were comprised of $14.1 million in construction, $11.7 million in non-residential, $2.6 million in multifamily, $2.0 million in one-to four -family and $160,000 in consumer loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Total loan purchases for the same period amounted to $21.1 million of which $13.5 million were construction, $5.4 million were non-residential real estate and $2.2 million were commercial business loans. The commercial business loan purchases were primarily comprised of New York City taxi medallion loans. Management also assesses yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

The Bank’s investment in FHLB-NY stock decreased by $300,000, or 6.5%, to $4.3 million compared to $4.6 million at March 31, 2006. FHLB-NY requires Banks to own membership stock as well as borrowing activity-based stock. The repayment of FHLB-NY borrowings resulted in the net redemption of stock during the period.

Other assets decreased $1.0 million, or 14.2%, to $6.1 million at June 30, 2006 from $7.1 million at March 31, 2006. The decrease is primarily the result of a reduction in the Bank’s deferred tax asset.

Liabilities and Stockholders’ Equity

Liabilities

At June 30, 2006, total liabilities decreased by $6.9 million, or 1.1%, to $605.4 million compared to $612.3 million at March 31, 2006. The decrease in total liabilities was primarily the result of the repayment of borrowings from the FHLB-NY of $6.9 million and a reduction in other liabilities of $3.1 million resulting primarily from the payment of income taxes and the clearing of outstanding accounts payable checks. Partially offsetting the decline in total liabilities was an increase in total deposits of $3.2 million. The increase in deposit balances was largely the result of a balance increase in certificates of deposit accounts of $5.4 million, partially offset by decreases of $1.7 million in the balance of savings and escrow deposit accounts, $429,000 in money market accounts and $160,000 in demand accounts. The increase in certificates of deposits is primarily the result of the Bank receiving an additional $6.5 million in brokered deposits.

At June 30, 2006, the Bank managed eight branches, four 24/7 ATM centers and three 24/7 stand-alone ATM locations. Management believes that deposits will grow as the Bank continues to capitalize on its investment in franchise expansions, customer service and the offering of a wider array of financial products.

Advances from the FHLB-NY and other borrowed money decreased $6.9 million, or 7.4% to $86.9 million at June 30, 2006 compared to $93.8 million at March 31, 2006. This decrease is primarily the result of the repayment of two matured FHLB-NY advances: a $13.3 million advance with a cost of 4.94% and a $3.6 million advance with a cost of 2.54%, partially offset by a new short-term advance for $10.0 million at 5.28%. Management, with its commitment to manage the impact of margin compression, elected to repay these borrowings with available excess liquidity.

Other liabilities decreased $3.1 million, or 22.4%, to $10.8 million at June 30, 2006 from $13.9 million at March 31, 2006. The decrease was primarily attributable to a $1.7 million payment of income taxes and payments made on previously outstanding accounts payable checks.

Stockholders’ Equity

Total stockholders’ equity increased $446,000 or 1.0%, to $49.1 million at June 30, 2006 compared to $48.7 million at March 31, 2006. The increase in total stockholders’ equity was primarily attributable to an increase of $601,000 in retained earnings principally resulting from net income for the quarter ended June 30, 2006. Partially offsetting the increase in stockholders’ equity was a decrease of $29,000 attributable to the re-purchase of common stock and an increase of $166,000 in accumulated other comprehensive loss related to the mark-to-market of the Bank’s available-for-sale securities, as required by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with any adjustments made directly to stockholders’ equity, net of taxes, and does not impact the Consolidated Statements of Income.

During the quarter ended June 30, 2005, the Holding Company purchased an additional 5,300 shares of its common stock under its stock repurchase program.

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

As of June 30, 2006, the Bank has outstanding loan commitments and a letter of credit as follows:

Outstanding
Commitments
(In thousands)
Commitments to fund construction mortgage loans	$55,011
Commitments to originate other mortgage loans	22,185
Commitments to originate/fund consumer and business loans	13,747
Letter of credit	1,795
Total	$92,738

The Bank also has contractual obligations related to long-term debt obligations and operating leases. As of June 30, 2006, the Bank has contractual obligations as follows:

	Payments due by period
Contractual		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
	(In thousands)
Long term debt obligations:
FHLB advances	$73,979	$42,484	$31,308	$-	$187
Guaranteed preferred beneficial interest in
junior subordinated debentures	12,871	-	-	-	12,871
Total long term debt obligations	86,850	42,484	31,308	-	13,058

Operating lease obligations:
Lease obligations for rental properties	4,292	499	1,339	1,224	1,230
Total contractual obligations	$91,142	$42,983	$32,647	$1,224	$14,288

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

The following table sets forth, for the periods indicated, certain information relating to Carver’s average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin. It reflects the average yield on assets and the average cost of liabilities. Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)

	Three months ended June 30,
	2006			2005
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	493,567	7,891	6.40%	419,234	6,206	5.92%
Total securities (2)	109,558	1,113	4.06%	153,529	1,400	3.65%
Fed funds sold	9,687	116	4.80%	20,088	146	2.92%
Total interest earning assets	612,812	9,120	5.95%	592,851	7,752	5.23%
Non-interest earning assets	37,421			36,309
Total assets	650,233			629,160

Interest Bearing Liabilities:
Deposits:
Now demand	26,697	23	0.35%	25,697	19	0.30%
Savings and clubs	139,464	223	0.64%	139,161	222	0.64%
Money market	39,742	242	2.44%	36,697	126	1.38%
Certificates of deposit	262,088	2,499	3.82%	228,075	1,495	2.63%
Mortgagors deposits	2,169	8	1.48%	2,600	9	1.39%
Total deposits	470,160	2,995	2.56%	432,230	1,871	1.74%
Borrowed money	89,878	1,090	4.86%	114,344	1,181	4.14%
Total interest bearing liabilities	560,038	4,085	2.93%	546,574	3,052	2.24%
Non-interest-bearing liabilities:
Demand	31,142			27,425
Other liabilities	11,036			8,575
Total liabilities	602,216			582,574
Stockholders' equity	48,017			46,586
Total liabilities and stockholders' equity	650,233			629,160
Net interest income		5,035			4,700

Average interest rate spread			3.03%			2.99%

Net interest margin			3.29%			3.17%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Overview. The Company reported consolidated net income for the three-month period ended June 30, 2006 of $802,000, a decrease of $38,000 compared to $840,000 for the prior year period. These results primarily reflect a decrease in non-interest income of $454,000, partially offset by an increase in net interest income of $335,000 and a reduction in non-interest expense and income tax expense of $62,000 and $19,000, respectively. This year over year decrease in net income contributed to decreases in the return on average equity and the return on average assets for the corresponding periods.

Selected operating ratios for the three months ended June 30, 2006 and 2005 are set forth in the table below and the following analysis discusses the changes in components of operating results.

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended
Selected Operating Ratios:	June 30,
	2006		2005

Return on average assets (1)	0.49%		0.53%
Return on average equity (2)	6.68		7.21
Interest rate spread (3)	3.03		2.99
Net interest margin (4)	3.29		3.17
Operating expenses to average assets (5)	2.91		3.05
Equity-to-assets (6)	7.51		7.60
Efficiency ratio (7)	79.15		78.62
Average interest-earning assets to
interest-bearing liabilities	1.09	x	1.08	x

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

Interest Income. Interest income increased by $1.4 million, or 17.6%, to $9.1 million for the three months ended June 30, 2006, compared to $7.8 million in the prior year period. Interest income increased primarily as a result of higher average loan balances and yields this fiscal period compared to the prior year period. The increase in interest income was partially offset by a decline in interest income on total securities. While the average balance of the securities portfolio declined, the yield earned on the portfolio increased as a result of the current rate environment. Overall, the increase in interest income resulted from an increase of 72 basis points in the annualized average yield on total interest-earning assets to 5.95% for the three months ended June 30, 2006 compared to 5.23% for the prior year period, reflecting increases in yields on federal funds, loans and total securities of 188 basis points, 48 basis points and 41 basis points, respectively. Additionally, the average balance of total interest earning assets increased $20.0 million.

Interest income on loans increased by $1.7 million, or 27.2%, to $7.9 million for the three months ended June 30, 2006 compared to $6.2 million for the prior year period. The change was primarily due to an increase in average mortgage loan balances of $74.3 million to $493.6 million compared to $419.2 million for the prior year period. The increase was amplified by a 48 basis points increase in the annualized average yield on loans for the three months ended June 30, 2006 to 6.40% compared to 5.92% for the prior year period. The year over year growth in loan balance is reflective of management’s commitment to grow assets primarily through originations and purchases of high quality mortgage and construction loans for its portfolio at a level that exceeds loan repayments. The increase in loan yields is reflective of the current mix of our loan portfolio. For the three months ended June 30, 2006, the average balances of commercial real estate and construction loans were higher compared to the prior year period when one to-four and multifamily residential loans were predominant.

Interest income on total securities decreased by $287,000, or 20.5%, to $1.1 million for the three month period ended June 30, 2006 compared to $1.4 million for the prior year period. The decrease was primarily the effect of a reduction in the average balance of total securities of $44.0 million to $109.6 million compared to $153.5 million in the prior year period as matured and repaid securities are only being replaced to the extent additional deposit collateral is needed. In most cases deposit collateral needs are being met by using municipal letters of credit provided by the FHLB-NY. The effect of the decrease in the balance of securities was partially offset by a 41 basis points rise in the annualized average yield on securities to 4.06% from 3.65% in the prior year period since adjustable securities in portfolio are repricing at a higher rate of return.

Interest income on federal funds sold decreased by $30,000 to $116,000 for the three months ended June 30, 2006 compared to $146,000 for the prior year period. The decline was primarily attributable to a decrease in the average balance of federal funds of $10.4 million to $9.7 million at June 30, 2006 from $20.1 million at June 30, 2005, partially offset by an increase of 188 basis points in the annualized yield on federal funds sold. The reduction in the average balance of federal funds sold is a result of using excess liquidity to fund loan growth and repay borrowings. Yields on federal funds increased as the FOMC again raised the federal funds rate twice in the quarter for a total of 50 basis points to 5.25%.

Interest Expense. Total interest expense increased by $1.0 million, or 33.8%, to $4.1 million for the three months ended June 30, 2006, compared to $3.1 million for the prior year period. The rise resulted primarily from a higher annualized average cost of interest-bearing liabilities of 69 basis points to 2.93% for the first quarter of fiscal 2007 from 2.24% for the prior year period. Additionally, the average balance of interest-bearing liabilities increased $13.5 million, or 2.5%, to $560.0 million from $546.6 million during the prior year period.

Interest expense on deposits increased $1.1 million or 60.1%, to $3.0 million for the three months ended June 30, 2006, compared to $1.9 million for the prior year period. The increase in interest expense on deposits was due primarily to a $37.9 million, or 8.8%, increase in the average balance of interest-bearing deposits to $470.2 million for the three months ended June 30, 2006 from $432.2 million for the prior year period. Additionally, an 82 basis point rise in the rate paid on deposits to 2.56% compared to 1.74% for the prior year period added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited. The Bank has grown core deposits including new deposits from branch expansion, however, rates on deposits are increasing in cost as short-term rates rise, thus impacting the Bank’s net interest margin.

Interest expense on advances and other borrowed money decreased $91,000, or 7.7%, to $1.1 million for the three months ended June 30, 2006 compared to $1.2 million for the prior year period. The decline was primarily the result of a decrease in the average balance of outstanding borrowings to $89.9 million from $114.3 million from the prior year period. Partially offsetting the decrease in interest expense was a 72 basis point increase in the cost of borrowed money to 4.86% from 4.14% for the prior year period. The increase in yield is mainly related to the cost of debt service of the $13 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003 which has increased to a rate of 8.44% and is expected to continue to rise as rates increase. As opportunities arise and liquidity permits, management intends to replace matured FHLB-NY advances with lower costing deposits.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses increased by $335,000, or 7.1%, to $5.0 million for the three months ended June 30, 2006, compared to $4.7 million for the prior year period. The Company’s annualized average interest rate spread for the three months ended June 30, 2006 increased by 4 basis points to 3.03% compared to 2.99% in the prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 12 basis points to 3.29% for the three months ended June 30, 2006 from 3.17% in the prior year period.

Provision for Loan Losses and Asset Quality. The Company did not provide for additional loan loss reserves for the three-month periods ended June 30, 2006 or 2005 as the Company considers the overall allowance for loan losses to be adequate. During the first quarter of fiscal 2007, the Company recorded net charge-offs of $1,000 compared to net recoveries of $11,000 for the prior year period. At June 30, 2006, the Bank’s allowance for loan losses was $4.0 million, substantially unchanged from March 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 166.5% at June 30, 2006 compared to 147.1% at March 31, 2006. The ratio of the allowance for loan losses to total loans was 0.81% at June 30, 2006, relatively unchanged compared to March 31, 2006.

At June 30, 2006, non-performing assets totaled $2.9 million, or 0.59% of total loans receivable compared to $2.8 million, or 0.55% of total loans receivable, at March 31, 2006. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. Non-accrual loans as of June 30, 2006 were $2.4 million compared to $2.7 million at March 31, 2006. The increase in total non-performing assets was primarily attributable to the acquisition of a new foreclosed property at a cost of $504,000. As of the end of June 30, 2006, the Bank held two real estate owned properties totaling $532,000. The level of non-performing assets to total loans remains within the range the Bank has experienced over the trailing eleven quarters. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

Non-Interest Income. Total non-interest income for the quarter ended June 30, 2006 decreased $454,000, or 32.5%, to $945,000 million, compared to $1.4 million for the prior year period. The decrease in non-interest income resulted mainly from a decline in loan fees and service charges of $412,000, primarily reflecting a reduction in prepayment penalty income as fewer loans subject to contractual prepayment penalties were repaid. In addition, loan origination fees declined as less upfront origination points were collected.

Management anticipates continued momentum in depository fees and services charges as the Bank moves toward recognizing the full potential of its franchise expansions and offering more financial products. Although it is not expected that mortgage prepayments will revert to previous high levels, the Company’s strategy is to boost future loan fee income through the sale of sub-prime and fixed-rate jumbo mortgage products. These products will be originated and subsequently sold to a pre-established secondary market purchaser, thereby generating additional non-interest income while mitigating the Bank’s exposure to additional credit risk.

Non-Interest Expense. For the quarter ended June 30, 2006, total non-interest expense decreased $62,000, or 1.3%, to $4.7 million compared to $4.8 million for the same period last year. The decrease in non-interest expense was primarily due to a reduction in employee compensation and benefits expense of $239,000, primarily reflecting the timing of replacing staff due to attrition, the reduced cost of employee benefit plans resulting from the Bank’s outsourcing efforts and a decline in employee search firm fees. The decrease in employee compensation and benefits expense was partially offset by an additional charge of $57,000 related to implementation of Statement of Financial Accounting Standards 123R which requires the prospective recognition of expense for unvested stock options. Partially offsetting the decrease in non-interest expense was increased net occupancy and equipment expenses of $83,000 and $34,000, respectively, primarily a result of higher utility costs, real estate taxes and investments in computer and banking equipment. Also offsetting the decrease in non-interest expense was an additional $63,000 in other expenses mainly resulting from outsourcing costs related to internal auditing and increased telecommunication costs.

Management believes that while the Company’s efficiency ratio exceeds its peers, it is reflective of the dramatic steps that have been taken to grow the franchise as part of a broader objective of accelerating the pace along the path to higher earnings. In addition, management continues to conduct reviews of costs to improve the Company’s efficiency ratio.

Income Tax Expense. For the three-month period ended June 30, 2006, income taxes decreased $19,000, or 4.1%, resulting in tax expense of $445,000 compared to $464,000 for the prior year period. The modest reduction in tax expense is attributable to lower pre-tax earnings as of June 30, 2006 as compared to the prior year period. The Company will be required to adopt FIN48 as of April 1, 2007 and has not determined as of yet the effect on the consolidated financial condition or results of operations. For additional disclosure regarding FIN48 see Notes to Consolidated Financial Statements, Note 6, "Recent Accounting Pronouncements."

ITEM 3.               Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2006 in Item 7A of the Company’s 2006 10-K and is incorporated herein by reference. The Company believes that there has been no material changes in the Company’s market risk at June 30, 2006 compared to March 31, 2006.

ITEM 4.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.             Legal Proceedings

Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our audited Consolidated Financial Statements in the 2006 10-K and is incorporated herein by reference. There have been no material changes with regard to such legal proceedings since the filing of the 2006 10-K.

ITEM 1A.         Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 10-K. There has been no material change in risk factors relevant to our operations since March 31, 2006.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, the Holding Company purchased an additional 5,300 shares of its common stock under its stock repurchase program. To date, Carver has purchased a total of 96,574 shares of the total 231,635 approved under the program which leaves the number of shares yet to be repurchased at 135,061. Based on the closing price of Carver’s common stock on June 30, 2006 of $17.30, the approximate value of the 135,061 shares was $2,337,000.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2006 to April 30, 2006	-	-	-	140,361
May 1, 2006 to May 31, 2006	2,600	16.91	2,600	137,761
June 1, 2006 to June 30, 2006	2,700	16.73	2,700	135,061

 ITEM 3.         Defaults Upon Senior Securities

Not applicable.

ITEM 4.         Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.        Other Information

Not applicable.

ITEM 6.        Exhibits

The following exhibits are submitted with this report:

Exhibit 11.	Computation of Earnings Per Share.
Exhibit 31.1	Certification of Chief Executive Officer.
Exhibit 31.2	Certification of Chief Financial Officer.
Exhibit 32.1(*)	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Exhibit 32.2(*)	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or be otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.

Date: August 14, 2006	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Date: August 14, 2006	/s/ William C. Gray
William C. Gray
Senior Vice President and Chief Financial Officer