Form 10-Q
period 2006-09-30
CARVER BANCORP INC
filed 2006-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___    Accelerated Filer ___    Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ___    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01	2,508,947
Class	Outstanding at October 31, 2006

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,508	$13,604
Federal funds sold	4,800	8,700
Interest Earning Deposits	1,828	600
Total cash and cash equivalents	26,136	22,904
Securities:
Available-for-sale, at fair value (including pledged as collateral of $36,947 and $79,211
at September 30, 2006 and March 31, 2006, respectively)	68,153	81,882
Held-to-maturity, at amortized cost (including pledged as collateral of $20,601 and $26,039 at September 30, 2006 and March 31, 2006, respectively; fair value of $20,378 and $25,880
at September 30, 2006 and March 31, 2006, respectively)	20,921	26,404
Total securities	89,074	108,286

Loans held-for-sale, net	29,887	-

Loans receivable:
Real estate mortgage loans	524,224	495,994
Consumer and commercial business loans	66,696	1,453
Allowance for loan losses	(5,222)	(4,015)
Total loans receivable, net	585,698	493,432
Office properties and equipment, net	14,326	13,194
Federal Home Loan Bank of New York stock, at cost	4,679	4,627
Bank owned life insurance	8,635	8,479
Accrued interest receivable	4,135	2,970
Goodwill	5,066	-
Core Deposit Intangible	760	-
Other assets	11,200	7,101
Total assets	$779,596	$660,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$623,627	$504,638
Advances from the Federal Home Loan Bank of New York and other borrowed money	92,658	93,792
Other liabilities	14,543	13,866
Total liabilities	730,828	612,296
Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued;
2,511,347 and 2,506,822 outstanding at September 30, 2006 and March 31, 2006, respectively)	25	25
Additional paid-in capital	24,037	23,935
Retained earnings	25,204	25,736
Unamortized awards of common stock under ESOP and management recognition plan ("MRP")	(10)	(22)
Treasury stock, at cost (13,344 shares at September 30, 2006 and 17,869 shares at March 31, 2006)	(226)	(303)
Accumulated other comprehensive loss	(262)	(674)
Total stockholders' equity	48,768	48,697
Total liabilities and stockholders' equity	$779,596	$660,993

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest Income:
Loans	$8,317	$6,214	$16,208	$12,421
Mortgage-backed securities	842	1,135	1,775	2,260
Investment securities	168	277	349	551
Federal funds sold	53	122	169	268
Total interest income	9,380	7,748	18,501	15,500

Interest expense:
Deposits	3,026	2,096	6,021	3,966
Advances and other borrowed money	1,143	1,117	2,233	2,298
Total interest expense	4,169	3,213	8,254	6,264

Net interest income	5,211	4,535	10,247	9,236

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	5,211	4,535	10,247	9,236

Non-interest income:
Depository fees and charges	601	668	1,210	1,297
Loan fees and service charges	245	302	490	960
Write-down of loans held for sale	(702)	-	(702)	-
Loss on sale of securities	(645)	-	(645)	-
Gain on sale of loans	76	47	88	73
Gain on sale of fixed assets	3	-	3	-
Other	85	14	163	99
Total non-interest income	(337)	1,031	607	2,429

Non-interest expense:
Employee compensation and benefits	2,326	2,330	4,611	4,854
Net occupancy expense	610	578	1,194	1,079
Equipment, net	514	488	991	929
Merger related expenses	1,256	-	1,258	-
Other	1,536	1,240	2,921	2,568
Total non-interest expense	6,242	4,636	10,975	9,430

(Loss) income before income taxes	(1,368)	930	(121)	2,235
Income tax (benefit) provision	(464)	329	(19)	793
Net (loss) income	$(904)	$601	$(102)	$1,442
(Loss) earnings per common share:
Basic	$(0.36)	$0.24	$(0.04)	$0.58
Diluted	$(0.36)	$0.23	$(0.04)	$0.56

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
(In thousands)
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	COMMON STOCK ACQUIRED BY ESOP	COMMON STOCK ACQUIRED BY MRP	TOTAL STOCK-HOLDERS’ EQUITY
Balance—March 31, 2006	$ 25	$ 23,935	$ 25,736	$ (303)	$ (674)	$ (11)	$ (11)	$ 48,697
Comprehensive income :
Net income (loss)	-	-	(102)	-	-	-	-	(102)
Change in net unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	412	-	-	412
Comprehensive income, net of taxes:	-	-	(102)	-	412	-	-	310
Dividends paid	-	-	(430)	-		-	-	(430)
Stock based compensation activity, net	-	102	-	169	-	7	-	278
Treasury stock activity	-	-	-	(92)	-	-	5	(87)
Balance—September 30, 2006	$25	$24,037	$25,204	($226)	($262)	($4)	($6)	$48,768

See accompanying notes to consolidated financial statements.

 CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(102)	$1,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	-	-
ESOP and MRP expense	125	217
Depreciation and amortization expense	802	770
Other amortization	(28)	(259)
Loss from sale of securities	645	-
Gain on sale of loans	(88)	(73)
Write-down of loans held for sale	702
Proceeds from loans sold	6,394	5,072
Changes in assets and liabilities:
Increase in accrued interest receivable	(175)	(210)
Decrease (increase) in other assets	(214)	(5,265)
Decrease in other liabilities	(732)	(2,380)
Net cash provided by (used in) operating activities	7,329	(686)
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	-	(26,811)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	17,225	35,166
Held-to-maturity	5,358	3,403
Proceeds from sales of available-for-sale securities	46,425	1,575
Disbursements for loan originations	(60,363)	(52,663)
Loans purchased from third parties	(40,242)	(41,512)
Principal collections on loans	69,423	60,192
Redemption (purchase) of FHLB-NY stock	601	(499)
Additions to premises and equipment	(702)	(830)
Payments for acquisition, net of cash acquired	(2,425)	-
Net cash provided by (used in) investing activities	35,300	(21,979)
Cash flows from financing activities:
Net (decrease) increase in deposits	(25,153)	12,401
Net (repayment of) proceeds from FHLB advances	(13,662)	9,988
Common stock repurchased	(152)	-
Dividends paid	(430)	(376)
Net cash (used in)provided by financing activities	(39,397)	22,013
Net increase(decrease) in cash and cash equivalents	3,232	(652)
Cash and cash equivalents at beginning of the period	22,904	20,420
Cash and cash equivalents at end of the period	$26,136	$19,768

Supplemental information:
Noncash Transfers-
Change in unrealized (loss) gain on valuation of available-for-sale
investments, net	$413	$182

Cash paid for-
Interest	$8,156	$6,261
Income taxes	$1,726	$2,092

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

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“2006 10-K”) previously filed with the SEC. The consolidated results of operations and other data for the six-month period ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007 (“fiscal 2007”).

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

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities (“trust preferred securities”). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities which are included in other borrowed money on the consolidated statements of financial condition, are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 8.44% as of September 30, 2006. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders.

(2)         RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the September 30, 2006 presentation.

(3)          EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings (loss) per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month periods ended September 30, 2006 and 2005, 60,914 and 62,679 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended September 30, 2006 and 2005, respectively. For the six-month periods ended September 30, 2006 and 2005, 61,503 and 65,070 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the six-months ended September 30, 2006 and 2005, respectively. The effects of these potentially dilutive common shares were considered in determining the diluted earnings (loss) per common share.

(4)	STOCK OPTION PLAN

Accounting for Stock Based Compensation

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors. Effective April 1, 2006, the Company adopted revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Share-Based Payment,” or SFAS No. 123R, which requires compensation costs related to share-based payment transactions be recognized in the financial statements. SFAS No. 123R applies to all awards granted after April 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, beginning April 1, 2006, the Company recognized compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. Stock-based compensation expense recognized for the three months ended September 30, 2006 totaled $41,000.

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

The following table illustrates net income (loss) and earnings (loss) per common share pro forma results with the application of SFAS 123R for Carver’s Stock Option Plan, for the quarters ended:

		September 30,	September 30,
		2006	2005

Net income (loss) available to common shareholders:
	As reported	($904)	$601
	Add: Stock-based employee compensation included
	in reported net income (loss), net of tax effects	41	-
Less:	Total stock-based employee compensation
	expense determined under fair value based
	methods for all awards, net of tax effects	(41)	(14)
	Pro forma	($904)	$587

Basic earnings per share:
	As reported	($0.36)	$0.24
	Pro forma	(0.36)	0.23

Diluted earnings per share:
	As reported	($0.36)	$0.23
	Pro forma	(0.36)	0.23

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the quarter ended September 30, 2005: risk-free interest rates of 4.15%, volatility of 24.24%, expected dividend yield was 1.09% and an expected life of ten years was used for all option grants.

(5)	EMPLOYEE BENEFIT PLANS

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

The following table sets forth the components of net periodic pension expense for the pension plan and directors’ retirement plan for the three months ended September 30, of the calendar years indicated.
	Employee Pension Plan			Non-Employee Directors' Plan
	2006	2005		2006	2005
			(In thousands)

Interest Cost	$40	$42		$1	$2
Expected Return on Assets	(55)	(59)		-	-
Unrecognized (Gain)/Loss	4	-		(1)	-
Net Periodic Benefit Expense / (Credit)	$(11)	$(17)		$-	$2

(6)	COMMON STOCK DIVIDEND

On November 7, 2006, the Board of Directors of the Holding Company declared, for the quarter ended September 30, 2006, a cash dividend of nine cents ($0.09) per common share outstanding. The dividend is payable on December 5, 2006 to stockholders of record at the close of business on November 21, 2006.

(7)	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Statement establishes a single definition of fair value, sets up a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement by establishing a three level “fair value hierarchy” that ranks the quality and reliability of inputs used in valuation models, i.e., the lower the level, the more reliable the input. The hierarchy provides the basis for the Statement’s new disclosure requirements which are dependent upon the frequency of an item’s measurement (recurring versus nonrecurring). SFAS No. 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Its provisions will generally be applied prospectively. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

Accounting for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize the overfunded or underfunded status of it benefit plan in its 2006 year-end balance sheet. For all other entities, this provision is effective for fiscal years ending after June 15, 2007. The Statement also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date, eliminating the use of earlier measurement dates currently permissible. This provision is effective for fiscal years ending after December 15, 2008. At this time, we do not anticipate the adoption of SFAS No. 158 will have any impact on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. It also contains guidance on correcting errors under this dual approach and provides transition guidance for correcting errors that existed in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Earlier application is encouraged for any interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. We do not anticipate the adoption of SAB 108 to have a material impact on our consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies Statement 109 by establishing a criterion that an individual tax position would have to meet in order for some or all of the associated benefit to be recognized in an entity’s financial statements. The Interpretation applies to all tax positions within the scope of Statement 109. In applying FIN 48, an entity is required to evaluate each individual tax position using a two step-process. First, the entity should determine whether the tax position is recognizable in its financial statements by assessing whether it is “more-likely-than-not” that the position would be sustained by the taxing authority on examination. The term “more-likely-than-not” means “a likelihood of more than 50 percent.” Second, the entity should measure the amount of benefit to recognize in its financial statements by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Each tax position must be re-evaluated at the end of each reporting period to determine whether recognition/derecognition is warranted. The liability resulting from the difference between the tax return position and the amount recognized and measured under FIN 48 should be classified as current or noncurrent depending on the anticipated timing of settlement. An entity should also accrue interest and penalties on unrecognized tax benefits in a manner consistent with the tax law. FIN 48 requires significant new annual disclosures in the notes to the financial statements that include a tabular roll-forward of the beginning to ending balances of an entity’s unrecognized tax benefits. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company will adopt this pronouncement as of April 1, 2007 and has not yet determined the effect on the consolidated financial condition or results of operations.

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

 (8)        BUSINESS COMBINATIONS

On September 29, 2006, the Bank consummated its acquisition of Community Capital Bank (“CCB”), contributing an additional $165.4 million in assets to its balance sheet. Under the terms of the merger agreement, CCB’s shareholders were paid $40 per share. Together with deal costs of $879,000, the total transaction cost was $11.9 million. Also in connection with the acquisition, the Bank recorded a one time charge of $1.3 million for acquisition-related charges which are primarily related to severance, early vendor contract termination fees, and systems integration and conversion fees. As a result of the acquisition, the Bank’s balance sheet reflects goodwill and a core deposit intangible of $5.1 million and $760,000, respectively.

As the transaction closed at the end of the quarter, the Company’s results of operations do not reflect the operations of CCB for the current quarter or prior periods.

The preliminary allocation of the total transaction cost for the acquisition of CCB is as follows:

Goodwill	$5,066
Other intangible assets	760
Tangible assets acquired and liabilities assumed :
Cash and due from banks	9,496
Securities	50,707
Loans receivable, net	98,805
Other assets	6,412
Deposits	(144,142)
Borrowings	(12,500)
Other liabilities	(2,683)
Total purchase price	11,921
Less cash acquired from acquisition	(9,496)
Net cash used in acquisition	$2,425

The allocation of the transaction cost is based on a preliminary estimate and is subject to change.

(9)         SIGNIFICANT EVENTS

In the second quarter, Carver Federal took steps to accelerate its ongoing efforts to improve margins and reduce exposure to interest-only one-to-four family residential loans. These actions include the reduction of higher cost borrowings and deposits and lower yielding investments, and the sale of a portion of the Bank’s portfolio of interest-only one-to-four-family residential loans. Specifically, the Bank sold $47.1 million in available-for-sale agency mortgage-backed securities and reclassified from held-for-investment to held-for-sale $23.1 million in interest-only one-to-four family loans with the intention of selling the loans. Although the loan sale transaction is expected to close in mid-November, anticipated losses related to the loan sale are reflected in the second quarter statement of operations as the loans were reclassified from held-for-investment to held-for-sale. The total pre-tax charge for these activities is $1.3 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of the management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company’s control that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company's success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies; increases in competitive pressure among financial institutions or non-financial institutions; legislative or regulatory changes which may adversely affect the Company’s business or the cost of doing business; technological changes which may be more difficult or expensive than we anticipate; changes in interest rates which may reduce net interest margins and net interest income; changes in deposit flows, loan demand or real estate values which may adversely affect the Company’s business; changes in accounting principles, policies or guidelines which may cause the Company’s condition to be perceived differently; litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; and general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

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

The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. The Bank is focused on successfully building its core business by providing superior customer service while offering a wide range of financial products. As of September 30, 2006, the Bank operated ten full-service banking locations, four 24/7 ATM centers and four 24/7 stand-alone ATM locations in the New York City boroughs of Brooklyn, Queens and Manhattan, including two branches and one 24/7 stand-alone ATM acquired with CCB.

As the largest African- and Caribbean- American operated bank in the United States, we are well positioned to address the diverse financial opportunities in urban markets. Our goal is to build a solid banking franchise while enhancing shareholder value. We continually focus on expanding our principal businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by any incremental provision for loan losses, as well as non-interest income and operating expenses.

On September 29, 2006, Carver Federal completed its acquisition of CCB, a Brooklyn-based New York State chartered commercial bank with two branches and $165.4 million in total assets. With the acquisition, the Bank gained a business lending platform, with particular focus on the small business lending area. Carver Federal acquired Community Capital Bank for $11.9 million in cash, which represented $40.00 for each CCB share outstanding and an additional $879,000 in transaction related costs. During the quarter, the Bank accrued $1.3 million in certain merger related expenses associated with the acquisition including severance, early vendor contract termination fees, and systems integration and conversion fees.

During the three months ended September 30, 2006, the local real estate markets remained strong and continued to support new and existing lending opportunities. The Federal Open Market Committee (“FOMC”) paused its policy of monetary tightening and did not increase the federal funds rate during the quarter. Previous tightening has resulted in a significantly flattened U.S. Treasury yield curve. As a result of the rate environment that prevailed throughout fiscal 2006 and continues in fiscal 2007, Carver Federal pursued a strategy of using proceeds from the repayment and maturities of our lower earning investment portfolio and the growth in deposits to fund higher yielding commercial real estate and construction loans while at the same time allowing for the repayment of higher cost borrowings. During September 2006, Carver Federal accelerated this strategy and executed a series of transactions designed to hasten the repositioning and deleveraging of the Bank’s balance sheet. The Bank sold $47.1 million in lower yielding investments and used the proceeds to repay certain higher cost deposits and borrowings. In addition, the Bank reclassified approximately $23.1 million of interest-only one-to-four- family loans from held-for-investment to held-for-sale with the intention of liquidating the loans and using the proceeds to reduce borrowings further. Carver Federal expects that these transactions will improve the Bank’s net interest margin, enhance its interest rate risk and liquidity profiles, and reduce its exposure to interest-only one-to-four family loans. Additionally, these transactions are expected to be accretive to earnings and thus improve the Bank’s earnings quality and capital ratios from what they would otherwise be in the absence of the repositioning initiative. As a result of these transactions, the Bank recognized a $1.3 million pre-tax charge during the quarter ending September 30, 2006. While the objective of this strategy is to improve our net interest income and net income in future periods through an enhanced net interest margin, there is no assurance that this strategy will succeed.

Not including net assets acquired from CCB, our total loan portfolio increased during the three months ended September 30, 2006. The increase in total loans receivable, net, is primarily the result of increases in construction, commercial mortgage and business loans, partially offset by decreases in one-to-four family and multifamily residential loans. Total deposits decreased during the three months ended September 30, 2006. The decline was primarily the result of the Bank’s decision to repay some of its maturing higher cost deposits. The decrease in our securities and borrowings portfolios during the three months ended September 30, 2006 is consistent with our strategy of reducing these portfolios in response to the continued flat U.S. Treasury yield curve and the sale of lower yielding investment securities.

We incurred a net loss for the three months ended September 30, 2006 compared to net income for the three months ended September 30, 2005. The decline in quarterly results was primarily due to the previously discussed charges related to the Bank’s acquisition of CCB and the balance sheet repositioning. Net interest income increased as a result of the Bank’s strategy of reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits, resulting in an increase in interest income, partially offset by an increase in interest expense. Non-interest income decreased primarily due to charges related to the previously described balance sheet repositioning. Non-interest expense increased primarily due to acquisition-related charges for CCB, and to a lesser extent, increases in ATM expense, charge-offs from retail banking operations, consulting expenses and loan servicing expenses.

Net interest margin and net interest rate spread increased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. These increases were primarily due to the yield on our interest-earning assets rising more rapidly than the cost of our interest-bearing liabilities as a result of the positive momentum achieved from our previously discussed balance sheet strategy.

We expect the operating environment to remain challenging throughout fiscal 2007 as a flat to inverted yield curve has exerted pressure on our net interest margin and has dampened the volume of loan prepayments and therefore lowered pre-payment penalty income. As a result, we expect to continue our strategy of using the proceeds from the reductions in the securities portfolio through normal cash flow and the growth in deposits to fund higher yielding real estate and commercial loans and repay borrowings. Additionally, we understand that scale is relevant to our performance growth. As such, we will continue to pursue prudent acquisitions and alliances that leverage organic growth and accelerate our expansion strategy.

Acquisition of Community Capital Bank

On September 29, 2006, the Bank acquired CCB, a Brooklyn-based New York State chartered commercial bank with approximately $165.4 million in assets and two branches in a cash transaction of $11.9 million. Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation on the merger) and the Bank incurred an additional $879,000 in transaction costs related to this acquisition. The combined entity will operate under Carver Federal’s thrift charter and Carver Federal will continue to be supervised by the Office of Thrift Supervision (“OTS”). The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $760,000 of identifiable intangible assets, or core deposit intangible, and excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $5.1 million. The goodwill and intangible assets from this transaction are not deductible for tax purposes.

Formation of Carver Municipal Bank

On October 5, 2006, Carver Federal established Carver Municipal Bank (“CMB”), a wholly owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services. The Bank infused $2.0 million of capital into CMB at its formation. In the State of New York, certain municipal entities may deposit funds only with commercial banks, and CMB provides Carver Federal with a platform to enter into this new line of business.

New Markets Tax Credit Allocation

On June 1, 2006 the Bank was awarded a $59.0 million allocation under the New Markets Tax Credits (“NMTC”) program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. The award, the first allocation Carver has received under this highly competitive initiative, is designed to attract private-sector investment to help finance community development projects, stimulate economic growth and create jobs in lower income communities by providing tax credits to private enterprises who participate.

The NMTC program, established by Congress in December 2000 and administered by the Department of the Treasury’s CDFI Fund, permits certain entities to receive a credit against federal income taxes for making qualified investments to help stimulate growth and create jobs in selected communities. The allocation was awarded to Carver Community Development Corporation (“CCDC”), a for-profit subsidiary created by the Bank to administer the initiative. The credit provided to the Company totals 39% of the award or approximately $23.0 million in tax credits, and is to be received over a seven-year period, consistent with CCDC’s ability to make loans and other investments meeting CDFI guidelines and subject to agreements with the CDFI. A portion of the benefit of the tax credit will be shared with the community and developers through a variety of means, including loan pricing and loan products. Tax benefits will begin to accrue after the agreements are signed and qualifying projects are identified and funded.

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

Securities Impairment

Carver Federal’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders’ equity. Securities, which the Bank has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in our portfolio, which are primarily adjustable rate mortgage-backed securities at September 30, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At September 30, 2006, the Bank carried no permanently impaired securities.

Allowance for Loan Losses

Allowance for loan losses are maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of September 30, 2006. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

At September 30, 2006, including the $1.2 million allowance for loan losses acquired from CCB, the Bank considers its allowance to be adequate.

Stock Repurchase Program

In August 2002, Carver’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. On October 25, 2005, the Board of Directors approved accelerating the repurchase of the remaining 148,051 shares under the 2002 stock repurchase program, or up to a $2.5 million total investment, to take place over the following 18 months. The acceleration is intended to return capital to shareholders and capitalize on current trading values, and continue funding stock-based benefit and compensation plans. As of September 30, 2006 the Company has purchased a total of 100,274 shares at an average price of $16.90. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank’s Board of Directors. The Bank’s several liquidity measurements are evaluated on a frequent basis. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At September 30, 2006, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $41.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2006, total cash and cash equivalents increased by $3.2 million reflecting cash provided by operating and investing activities offset by cash used in financing activities. Net cash provided by operating activities during this period was $7.3 million, primarily representing proceeds from the sale of loans originated for sale, cash provided from operations and satisfaction of receivables included in other assets offset in part by cash used in the satisfaction of other liabilities and cash due from accrued interest receivable on certain assets. Net cash provided by investing activities was $35.3 million, primarily representing cash received from principal collections on loans, sale of available-for-sale investment securities and repayment of principal on securities, partially offset by disbursements to fund mortgage loan originations, purchases of loans and net cash used in the acquisition of CCB. Net cash used in financing activities was $39.4 million, primarily representing net deposit outflows, net repayments of advances from the FHLB-NY, the payment of common dividends and repurchases of the Company’s common stock. See “Comparison of Financial Condition at September 30, 2006 and March 31, 2006” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

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

Over the past two years, the FOMC raised the federal funds rate fourteen consecutive times. Although short-term rates have increased, mortgage loans and mortgage-backed securities are typically tied to longer-term rates which have either not increased as dramatically or remained relatively flat. When mortgage interest rates increase, customers’ refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At September 30, 2006, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as an adequately-capitalized institution.

The table below presents certain information relating to the Bank’s capital compliance at September 30, 2006.

REGULATORY CAPITAL
At September 30, 2006
(dollars in thousands)

	Amount	% of Assets
Total capital (to risk-weighted assets):
Capital level	$61,322	9.79%
Less requirement	50,097	8.00
Excess	$11,225	1.79

Tier 1 capital (to risk-weighted assets):
Capital level	$56,100	8.96%
Less requirement	25,048	4.00
Excess	$31,052	4.96

Tier 1 Leverage capital (to adjusted total assets):
Capital level	$56,100	7.24%
Less requirement	30,976	4.00
Excess	$25,124	3.24%

Comparison of Financial Condition at September 30, 2006 and March 31, 2006

Assets

Total assets increased $118.6 million, or 17.9%, to $779.6 million at September 30, 2006 compared to $661.0 million at March 31, 2006. The increase in total assets was primarily the result of the acquisition of $165.4 million of CCB assets, partially offset by decreases in securities resulting primarily from the sale of $47.1 million of securities in conjunction with the balance sheet repositioning.

Cash and cash equivalents for the six months ended September 30, 2006 increased $3.2 million or 14.1%, to $26.1 million, compared to $22.9 million at March 31, 2006. The increase was primarily a result of the Bank acquiring an additional $9.5 million in cash and due from banks balances from CCB.

Total securities decreased $19.2 million, or 17.7%, to $89.1 million at September 30, 2006 from $108.3 million at March 31, 2006 primarily from the sale of $47.1 million of securities in conjunction with the balance sheet repositioning and to a lesser extent as the portfolio continues to decline from normal cash flows as a result of security repayments and maturities. There were no new purchases of securities during the quarter. Partially offsetting the decrease was the $50.7 million of securities acquired with the CCB acquisition.

Total loans receivable, net, increased $92.3 million, or 18.7%, to $585.7 million at September 30, 2006 from $493.4 million at March 31, 2006. The increase resulted primarily from $98.8 million of loans acquired from CCB. The acquired loans consist primarily of $55.3 million in business loans and $44.7 million in commercial real estate non-residential, including construction loans, net of a related $1.2 million in general allowance for loan losses. In addition loan originations and purchases of $100.6 million exceeded the $69.4 million in repayments during the six months ending September 2006. Loan originations for the period total $60.4 million and were comprised of $25.4 million in construction, $15.8 million in non-residential, $14.6 million in one-to-four family, $3.6 million in multifamily, $642,000 in commercial business loans and $261,000 in consumer loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Total loan purchases for the same period last year amounted to $40.2 million of which $13.5 million were construction, $9.7 million were non-residential real estate, $10.2 million were commercial business and $6.8 were one-to-four family loans. Management has reclassified approximately $23.1 million in one-to-four family loans from held-for-investment to held-for-sale as part of the balance sheet repositioning and anticipates liquidating these loans in the next fiscal quarter. During the period the Bank sold $6.3 million in loans held-for-sale at a gain of $88,000. The commercial business loan purchases were primarily comprised of New York City taxi medallion loans. Management also assesses yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

The Bank’s investment in FHLB-NY stock increased by $52,000, or 1.1%, to $4.7 million compared to $4.6 million at March 31, 2006. The increase includes an additional $653,000 from the CCB acquisition offset in part by redemptions of $601,000 of the Bank’s previous holdings. FHLB-NY requires banks to own membership stock as well as borrowing activity-based stock. The repayment of FHLB-NY borrowings resulted in the redemption of stock during the period.

At September 30, 2006 the Bank reflected preliminary goodwill and core deposit intangibles of $5.1 million and $760,000, respectively.

Office property and equipment increased $1.1 million, or 8.6% to $14.3 million at September 30, 2006 compared to $13.2 million at last fiscal year end. The acquisition of CCB accounted for $1.2 million of the increase and was partially offset by depreciation of Carver’s assets held.

Consistent with increases in loan and securities balances, the Bank's accrued interest receivable also increased $1.2 million or 39.2% to $4.1 million at September 30, 2006 compared to $3.0 million at March 31, 2006. The increase is primarily attributed to $990,000 in accrued interest receivable acquired from CCB.

Other assets increased $4.1 million, or 57.7%, to $11.2 million at September 30, 2006 from $7.1 million at March 31, 2006. The increase is primarily the result of $2.6 million in other assets acquired from CCB. These other assets accounts consist primarily of deferred tax assets of $822,000, tax receivable of $512,000, prepaid expenses of $390,000, accounts receivable of $194,000 and various unposted items accounts totaling $673,000. Also contributing to the increase in other assets is a $1.2 million current tax receivable the Bank held at the end of the reporting period.

Liabilities and Stockholders’ Equity

Liabilities

At September 30, 2006, total liabilities increased by $118.5 million, or 19.4%, to $730.8 million compared to $612.3 million at March 31, 2006. The increase in total liabilities was primarily the result of the $159.3 million of liabilities acquired with CCB partially offset by the reduction in deposits and borrowings resulting primarily from the repositioning of the balance sheet.

Deposits increased $119.0 million or 23.6% to $623.6 million at September 30, 2006 from $504.6 at March 31, 2006. The increase resulted primarily from $144.1 million of deposits acquired with CCB. The acquired deposits consist primarily of $113.2 million in certificates of deposit of which $31.7 million are brokered deposits, $16.2 million in checking accounts, $9.2 million in money market deposits, $5.1 million in savings accounts and $589,000 in other deposits. Excluding acquired deposits, at September 30, 2006, the Bank had net outflows of deposits of $25.2 of which $10.1 million were certificates of deposit, $6.5 million in savings accounts, $6.4 million in checking accounts and $2.6 million in money market accounts. The outflow in certificates of deposit primarily resulted from the $20.0 million reduction of higher costing deposits as part of the balance sheet repositioning.

At September 30, 2006, the Bank managed ten branches, four 24/7 ATM centers and four 24/7 stand-alone ATM locations. Management believes that deposits will grow as the Bank continues to capitalize on its investment in franchise expansions, customer service and the offering of a wider array of financial products.

Advances from the FHLB-NY and other borrowed money decreased $1.1 million, or 1.2% to $92.7 million at September 30, 2006 compared to $93.8 million at March 31, 2006. This decrease is primarily the result of the repayment of four matured FHLB-NY advances: a $13.3 million advance with a cost of 4.94%, a $3.6 million advance with a cost of 2.54%, a $6.0 million advance with a cost of 3.56% and a $10.0 million advance with a cost of 5.47% partially offset by two new short-term advances for $7.5 million at a cost of 5.35% and $11.8 million at a cost of 5.57%. The Bank acquired an additional $12.5 million in advances with the acquisition of CCB. Management, with its commitment to manage the impact of margin compression, elected to repay these borrowings with available excess liquidity some of which resulted from the balance sheet repositioning. Management anticipates selling approximately $22.4 million in one-to-four family loans and utilizing the proceeds to further reduce borrowings.

Other liabilities increased $677,000, or 4.9%, to $14.5 million at September 30, 2006 from $13.9 million at March 31, 2006. The increase was primarily attributable to the $2.7 million in other liabilities acquired through the CCB acquisition and a $944,000 increase in accrued interest payable on deposits partially offset by a $1.7 million payment of income taxes, $887,000 in net payments made on previously outstanding accounts payable checks and $310,000 reduction in liabilities related to loan servicing.

Stockholders’ Equity

Total stockholders’ equity increased $71,000 or 0.2%, to $48.8 million at September 30, 2006 compared to $48.7 million at March 31, 2006. The increase in total stockholders’ equity was primarily attributable to a decrease of $412,000 in accumulated other comprehensive loss, the decreases of $77,000 in holding of treasury stock and an increase in additional paid in capital of $102,000. The decrease in accumulated other comprehensive loss related to the mark-to-market of the Bank’s available-for-sale securities, as required by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Securities accounted for as held-to-maturity are carried at cost while such securities designated as available-for-sale are carried at market with any adjustments made directly to stockholders’ equity, net of taxes, and does not impact the Consolidated Statements of Income. The improvement in accumulated other comprehensive loss resulted primarily from the sale of securities as part of the balance sheet repositioning where the loss recognized in results of operations. Treasury stock decreased primarily from the distribution of stock in for certain compensation plans, net of the purchase an additional 3,700 shares of its common stock under its stock repurchase program. Partially offsetting the increase is a decrease of $532,000 in retained earnings principally resulting from $102,000 in net loss for the six months ended September 30, 2006 and dividends of $430,000 paid during the same period.

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

Lending obligations include commitments to originate mortgage and consumer loans and to fund unused lines of credit. Additionally, the Bank has contingent liabilities related to letters of credit.

  As of September 30, 2006, the Bank has outstanding loan commitments and seven letters of credit as follows:

Outstanding
Commitments
(In thousands)
Commitments to fund construction mortgage loans	$70,900
Commitments to originate other mortgage loans	35,545
Commitments to originate/fund consumer and business loans	13,452
Letters of credit	2,056
Total	$121,953

At the end of September the Bank was in contract to sell $23.1 million in one-to-four family loans to a third party.

The Bank also has contractual obligations related to long-term debt obligations and operating leases. As of September 30, 2006, the Bank has contractual obligations as follows:

	Payments due by period
Contractual		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
	(In thousands)
Long term debt obligations:
FHLB advances	$79,772	$50,784	$28,807	$-	$181
Guaranteed preferred beneficial interest in
junior subordinated debentures	12,886	-	-	-	12,886
Total long term debt obligations	92,658	50,784	28,807	-	13,067

Operating lease obligations:
Lease obligations for rental properties	7,146	523	2,121	2,036	2,466
Total contractual obligations	$99,804	$51,307	$30,928	$2,036	$15,533

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,
	2006			2005
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$507,492	$8,317	6.56%	$424,882	$6,214	5.85%
Total securities (2)	95,664	1,010	4.22%	146,781	1,412	3.85%
Fed funds sold	3,927	53	5.35%	14,639	122	3.31%
Total interest earning assets	607,083	9,380	6.18%	586,302	7,748	5.29%
Non-interest earning assets	37,927			37,090
Total assets	$645,010			$623,392

Interest Bearing Liabilities:
Deposits:
Checking	$23,198	16	0.27%	$24,028	18	0.30%
Savings and clubs	135,629	220	0.64%	137,562	226	0.65%
Money market accounts	38,584	235	2.42%	40,573	160	1.56%
Certificates of deposit	266,942	2,549	3.79%	229,670	1,684	2.91%
Mortgagor's deposit	1,571	6	1.52%	1,989	8	1.60%
Total deposits	465,924	3,026	2.58%	433,822	2,096	1.92%
Borrowed money	89,531	1,143	5.06%	107,508	1,117	4.12%
Total interest bearing liabilities	555,455	4,169	2.98%	541,330	3,213	2.35%
Non-interest-bearing liabilities:
Demand	31,977			27,888
Other Liabilities	9,116			7,049
Total liabilities	596,548			576,267
Stockholders' equity	48,462			47,125
Total liabilities and stockholders' equity	$645,010			$623,392
Net interest income		$5,211			$4,535

Average interest rate spread			3.20%			2.94%

Net interest margin			3.46%			3.11%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Six months ended September 30,
	2006			2005
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$500,515	$16,208	6.48%	$421,895	$12,421	5.89%
Total securities (2)	102,610	2,124	4.14%	150,594	2,811	3.73%
Fed funds sold	6,821	169	4.94%	17,347	268	3.08%
Total interest earning assets	609,946	18,501	6.07%	589,836	15,500	5.26%
Non-interest earning assets	37,673			36,372
Total assets	$647,619			$626,208

Interest Bearing Liabilities:
Deposits:
Checking	$24,943	39	0.31%	$24,858	38	0.30%
Savings and clubs	137,542	443	0.64%	138,695	449	0.65%
Money market accounts	39,164	477	2.43%	38,635	285	1.47%
Certificates of deposit	264,516	5,048	3.81%	228,540	3,177	2.77%
Mortgagor's deposit	1,870	14	1.49%	2,290	17	1.48%
Total deposits	468,035	6,021	2.57%	433,018	3,966	1.83%
Borrowed money	89,708	2,233	4.96%	110,907	2,298	4.13%
Total interest bearing liabilities	557,743	8,254	2.95%	543,925	6,264	2.30%
Non-interest-bearing liabilities:
Demand	31,562			27,660
Other Liabilities	10,075			7,767
Total liabilities	599,380			579,352
Stockholders' equity	48,239			46,856
Total liabilities and stockholders' equity	$647,619			$626,208
Net interest income		$10,247			$9,236

Average interest rate spread			3.12%			2.96%

Net interest margin			3.37%			3.14%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three and Six Months Ended September 30, 2006 and 2005

Overview. For the quarter ended September 30, 2006, the Company reported consolidated net loss available to common stockholders of $904,000, or $0.36 per diluted share compared to net income of $601,000, or $0.24 per diluted share for the same period last year. For the six months ended September 30, 2006 the Company reported a net loss of $102,000, or $0.04 per diluted share compared to net income of $1.4 million, or $0.56 per diluted share for the six month period ended September 30, 2005. The three month period results reflect an increase in non-interest expense of $1.6 million and a decrease in non-interest income of $1.4 million. For the quarter ended September 30, 2006 net interest income increased $676,000 and the income tax provision decreased $793,000 compared to the September 30, 2005 period. For the six month period, the change reflects an increase in non-interest expense of $1.5 million and a decrease in non-interest income of $1.8 million. Partially offsetting these decreases to results of operations is an increase of $1.0 million in net interest income and a reduction of income tax provision of $812,000.

Selected operating ratios for the three and six months ended September 30, 2006 and 2005 are set forth in the table below and the following analysis discusses the changes in components of operating results.

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Six Months Ended
Selected Financial Data:	September 30,				September 30,
	2006		2005		2006		2005
Return on average assets (1)	-0.56%		0.39%		-0.03%		0.46%
Return on average equity (2)	-7.46		5.10		-0.42		6.12
Interest rate spread (3)	3.20		2.94		3.12		2.96
Net interest margin (4)	3.46		3.11		3.37		3.14
Operating expenses to average assets (5)	3.87		2.97		3.40		3.03
Efficiency ratio (6)	128.07		83.29		101.11		80.84
Equity-to-assets (7)	6.26		7.33		6.26		7.33

Average interest-earning assets to
interest-bearing liabilities	1.09	x	1.08	x	1.09	x	1.08	x

(1) Net income (loss) divided by average total assets, annualized.
(2) Net income (loss) divided by average total equity, annualized.
(3) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(4) Net interest income divided by average interest-earning assets, annualized.
(5) Non-interest expenses less loss on real estate owned divided by average total assets, annualized.
(6) Operating expenses divided by sum of net interest income after provision plus non-interest income.
(7) Total equity divided by assets at period end.

Interest Income. During the three months ended September 30, 2006, interest income increased by $1.6 million, or 33.8%, to $9.4 million for the three months ended September 30, 2006, compared to $7.7 million in the prior year period. The increase in interest income is primarily a result of higher average loan balances and yields this fiscal period compared to the prior year period. The increase in interest income was partially offset by a decline in interest income on total securities. While the average balance of the securities portfolio declined mainly from the sale of held-for-sale securities during the quarter, the yield earned on the portfolio increased as a result of the current rate environment. Overall, the increase in interest income resulted from an increase of 89 basis points in the annualized average yield on total interest-earning assets to 6.18% for the three months ended September 30, 2006 compared to 5.29% for the prior year period, reflecting increases in yields on federal funds, loans and total securities of 204 basis points, 71 basis points and 37 basis points, respectively. Additionally, the average balance of total interest earning assets increased $20.8 million. While CCB’s balances are included in average balance calculations the effect is not material as the merger was consummated on the last day of the quarter.

For the six month period ending September 30, 2006, interest income increased $3.0 million, or 19.4% to $18.5 million, compared to $15.5 million for the same period last year. The rise in interest income was primarily due to an increase in both yields and average balances of interest-earning assets of 81 basis points and $20.1 million, respectively. As in the three month results these increases were primarily driven by increases in yields on federal funds, loans and securities of 186 basis points, 59 basis points and 41 basis points, respectively. For the six month period ending September 30, 2006, there was also an increase in average loan balances of $78.6 million, however, total securities and federal funds balances decreased by $48.0 million and $10.5 million, respectively.

Interest income on loans increased by $2.1 million, or 33.8%, to $8.3 million for the three months ended September 30, 2006 compared to $6.2 million for the prior year period. The change was primarily due to an increase in the average mortgage loan balances for the quarter of $82.6 million to $507.5 million compared to $424.9 million for the prior year period. The increase was amplified by a 71 basis points increase in the annualized average yield on loans for the three months ended September 30, 2006 to 6.56% compared to 5.85% for the prior year period. Similarly, for the six month period ending September 30, 2006, interest income on loans increased $3.8 million, or 30.5%, to $16.2 million from $12.4 million for the comparable period last year. This increase was again driven by increases of $78.6 million in average balances and 59 basis points in yields. The year over year growth in loan balance is reflective of management’s commitment to grow assets primarily through originations and purchases of high quality mortgage and construction loans for its portfolio at a level that exceeds loan repayments. The increase in loan yields is reflective of the current mix of our loan portfolio. For the three- and six- months ended September 30, 2006, the average balances of commercial real estate and construction loans were higher compared to the prior year period when one-to-four and multifamily residential loans were predominant.

Interest income on total securities decreased by $402,000, or 2.8%, to $1.0 million for the three month period ended September 30, 2006 compared to $1.4 million for the prior year period. For the six month period ending September 30, 2006, total interest income on securities decreased $687,000, or 2.4%, to $2.1 million from $2.8 million for the same period last year. The decrease in interest income on securities for the quarter and the year-to-date was primarily the effect of a reduction in the average balance of total securities of $51.1 million and $48.0 million for the periods, respectively. The decline in average balances is attributable to the sale of $47.1 million in available-for-sale investment securities during the quarter. Also contributing to the decline in the average balances of securities are normal run-offs due to maturities and repayments on securities during the year. For both the three- and six- month periods, the effect of the decrease in the balance of securities was partially offset by a rise in annualized average yield on securities of 37 basis points and 41 basis points, respectively.

Interest income on federal funds sold decreased by $69,000 and $99,000 for the three- and six- months ended September 30, 2006 compared to the same prior year periods. The decline was primarily attributable to a decrease in the average balance of federal funds for the periods partially offset by an increase in the annualized yields on federal funds sold for the same periods. The reduction in the average balance of federal funds sold is a result of using excess liquidity to fund loan growth and repay borrowings. Yields on federal funds increased year over year for both periods as the FOMC consistently raised the federal funds rate during that time.

Interest Expense. For the three month period ended September 30, 2006, total interest expense increased by $956,000, or 29.8%, to $4.2 million, compared to $3.2 million for the prior year period. The rise resulted primarily from a higher annualized average cost of interest-bearing liabilities of 63 basis points to 2.98% from 2.35% for the prior year period. Additionally, the average balance of interest-bearing liabilities increased $14.1 million, or 2.6%, to $555.5 million from $541.3 million during the prior year period.

During the six month period ended September 30, 2006, total interest expense increased by $2.0 million, or 31.8%, to $8.3 million compared to $6.3 million for the corresponding prior year period. The increase in interest expense is due to growth in the average balance of interest-bearing liabilities of $13.8 million, or 2.5%, to $557.7 million from $543.9 million for the corresponding prior year period. Also contributing to the increase in total interest expense was an increase in the annualized average cost of interest-bearing liabilities of 65 basis points to 2.95% from 2.30% for the corresponding prior year period.

Interest expense on deposits increased $930,000 or 44.4%, to $3.0 million for the three months ended September 30, 2006, compared to $2.1 million for the prior year period. The increase in interest expense on deposits was due primarily to a $32.1 million, or 7.4%, increase in the average balance of interest-bearing deposits to $465.9 million for the current quarter from $433.8 million for the prior year period. Additionally, a 66 basis point rise in the rate paid on deposits to 2.58% compared to 1.92% for the prior year period added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited.

The same trend continues for the six month comparison on interest cost on deposits. For the six month period ended September 30, 2006 interest expense on deposits increased $2.1 million or 51.8%, to $6.0 million compared to $4.0 million for the prior year period. The increase in interest expense on deposits was due primarily to a $35.0 million, or 8.1%, increase in the average balance of interest-bearing deposits to $468.0 million from $433.0 million for the prior year period. Additionally, a 74 basis point rise in the rate paid on deposits to 2.57% compared to 1.83% for the prior year period added to the increase. Year over year, rates on deposits have increased with the rise in short-term rates, thus impacting the Bank’s net interest margin.

Interest expense on advances and other borrowed money increased $26,000, to $1.1 million for the three months ended

September 30, 2006 which was virtually unchanged compared to the prior year period. For the six month period interest expense on advances and borrowed money showed a modest decline of $65,000 to $2.2 million from $2.3 million for the prior year period. In both the three and six month periods ended September 30, 2006, the average balance of total borrowed money outstanding declined, however, that decline was offset by increases in the rates paid on these borrowings. Consistent with balance sheet re-positioning strategy, the Bank’s management has used opportunities as they arise and liquidity permits to replace matured FHLB-NY advances with lower cost deposits. The increase in yields for both the three and six month periods ending September 30, 2006, is mainly related to the cost of debt service of the $13 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003 which has increased to a rate of 8.44% at September 30, 2006 from 6.94% a year earlier.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses increased by $676,000, or 14.9%, to $5.2 million for the three months ended September 30, 2006, compared to $4.5 million for the prior year period. For the six month period ending September 30, 2006, net interest income before the provision for loan losses increased by $1.0 million, or 10.9%, to $10.2 million, compared to $9.2 million for the prior year period. The Company’s annualized average interest rate spread for the three months ended September 30, 2006 increased by 26 basis points to 3.20% compared to 2.94% in the prior year period. For the six month period ending September 30, 2006, the Company’s annualized average interest rate spread increased by 16 basis points to 3.12% compared to 2.96% in the prior year period. Net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 35 basis points to 3.46% for the three months ended September 30, 2006 from 3.11% in the prior year period. For the six month period ending September 30, 2006, net interest margin increased 23 basis points to 3.37% from 3.14% in the prior year period.

Provision for Loan Losses and Asset Quality. The Company did not provide for additional loan losses reserves as the Company considers its allowance for loan losses to be adequate for the entire loan portfolio. During the second quarter of fiscal 2007, the Company recorded net recoveries of $5,000 compared to net charge-offs of $17,000 for the prior year period. On a year over year basis, Carver recorded net recoveries of $15,000 at September 30, 2006 compared to net charge-offs of $34,000 year-to-date on September 30, 2005. At September 30, 2006, the Bank’s allowance for loan losses was $5.2 million, compared to $4.0 million at March 31, 2006 reflecting the $1.2 million allowance for loan losses acquired from CCB. For the six month period the ratio of the allowance for loan losses to non-performing loans was 154.9% at September 30, 2006 compared to 147.1% at March 31, 2006. The ratio of the allowance for loan losses to total loans receivable was 0.88% at September 30, 2006, compared to 0.81% at March 31, 2006. The Bank plans to continue to grow its commercial real estate loan portfolio and expand the business loan portfolio acquired from CCB. Accordingly, it anticipates provision of additional allowance for loan losses on an ongoing basis in the future.

At September 30, 2006, non-performing assets totaled $3.9 million, or 0.66% of total loans receivable compared to $2.8 million, or 0.55% of total loans receivable, at March 31, 2006. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. The increase in total non-performing assets was primarily attributable to the acquisition of $1.4 million of nonperforming loans from CCB. As of September 30, 2006, the Bank held two real estate owned properties totaling $540,000. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

Non-Interest Income. For the three month period ended September 30, 2006, non-interest income decreased $1.4 million, or 132.7%, to a loss of $337,000 compared to income of $1.0 million for the same period last year. Non-interest income declined primarily as a result of a $702,000 unrealized loss for the lower-of-cost-or-market adjustment taken on the Bank’s held-for-sale loans and a $645,000 recognized loss on the sale of certain available-for-sale investment securities, both related to initiatives to restructure the Company’s balance sheet to improve the net interest margin. Also, for the six month period ended September 30, 2006, non-interest income decreased by $1.8 million to $607,000 from $2.4 million for the prior year-to-date resulting primarily from the $1.3 million charge taken in the second quarter related to the balance sheet re-positioning. Additionally for the six month period, there was a $470,000 decrease in loan fees and service charges compared to the same period last year, mainly from reduced prepayment penalties on loans as the refinancing market slows.

 Non-Interest Expense. For the three month period ended September 30, 2006, non-interest expense increased $1.6 million or 34.6%, to $6.2 million compared to $4.6 million for the same period last year. The increase in non-interest expense was primarily due to the establishment of a $1.3 million merger expenses related to the CCB acquisition. Other non-interest expenses also increased primarily due to costs associated with outsourcing certain internal audit, additional consulting expenses, loan expenses and increased telecommunication costs. During the six month period ended September 30, 2006 non-interest expense increased $1.5 million, or 16.4% to $11.0 million compared to $9.4 million for the same period last year. The increase is also primarily attributable to the merger-related expenses taken in the quarter. While the Company’s efficiency ratio exceeds its peers, it reflects investment in the franchise that the Company believes will result in higher earnings going forward. In addition, management continues to conduct reviews of costs to improve the Company’s efficiency ratio.

Income Tax Expense. For the three months ended September 30, 2006, the Company recorded a loss before taxes of $904,000 compared to income of $601,000 for the same period last year. At the end of the six month period ended September 30, 2006, the Company recorded a net loss of $102,000 compared to income of $1.4 million for the same period a year earlier. The quarter and year-to-date loss has resulted in income tax benefits of $464,000 and $19,000, respectively, compared to a tax expense for the same periods last year of $329,000 and $793,000, respectively. The Company will be required to adopt FIN48 as of April 1, 2007 and has not yet determined the effect on the consolidated financial condition or results of operations. For additional disclosure regarding FIN48 see Notes to Consolidated Financial Statements, Note 6, “Recent Accounting Pronouncements.”

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2006 in Item 7A of the Company’s 2006 10-K and is incorporated herein by reference. The Company believes that there has been no material changes in the Company’s market risk at September 30, 2006 compared to March 31, 2006.

ITEM 4.    Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    Risk Factors

Changes in interest rates may reduce our net income.

Our earnings depend largely on the relationship between the yield on our interest-earning assets, primarily our mortgage loans and mortgage-backed securities, and the cost of our deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.

In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition.

The FOMC’s policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006, resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and a flat-to-inverted yield curve throughout 2006. The pause in Federal Funds rate hikes since June 2006 has reversed the trend of rising U.S. Treasury yields and resulted in a further inversion of the yield curve throughout the quarter ended September 30, 2006. This continued pattern of interest yield curve inversion limits our growth opportunities and continues to put pressure on our net interest margin. As a result, we have continued to pursue our strategy of repositioning the balance sheet through reduction low yielding securities and high interest-bearing borrowings while emphasizing deposit and loan growth. Generally, the reduction in securities and borrowings will occur through maturities of securities and repayments of borrowings through normal cash flow.

We expect the operating environment to remain very challenging as a result of the prolonged flat-to-inverted U.S. Treasury yield curve that continues to exert pressure on our net interest margin and earnings and limits opportunities for profitable growth. We will, as a result, continue our strategy of reducing the investment portfolio through reductions in securities and borrowings, while we emphasize deposit and loan growth, all of which should continue to improve both the quality of the balance sheet and earnings. While growth opportunities remain limited, we will continue to focus on the repurchase of our stock as a desirable use of capital. These strategies should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. Accordingly, no assurance can be given that the yield curve will not remain inverted and that our net interest margin and net interest income will not remain under pressure through 2007.

Our results of operations are affected by economic conditions in the New York metropolitan area and other areas.

Our retail banking and a significant portion of our lending business are concentrated in the New York metropolitan area. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area as well as other areas.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, a deterioration in economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, which would cause an increase in our allowance for loan losses. Such a deterioration also could adversely impact the demand for our products and services and, accordingly, our results of operations.

During the first half of 2006, the real estate market in general was somewhat weaker than a year ago but continued to support new and existing home sales at albeit reduced levels. The slowdown in the general housing market is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. However, Carver Federal’s direct local real estate markets exhibit continuing signs of strength, which appears to be due in part to the limited availability of affordable housing alternatives in the markets Carver Federal operates.

No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the OTS, by the FDIC, and, to a lesser extent, by the New York State Banking Department. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. In general, the Guidance applies to all residential mortgage loan products that allow borrowers to defer repayment of principal or interest. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

From time to time, we may originate and purchase both interest only and interest only reduced documentation residential loans. We originate such loans for sale to investors, such as the Federal National Mortgage Association, known as Fannie Mae. We do not originate negative amortization or payment option loans. Reduced documentation loans include stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is in effect considered a “no documentation” loan. Each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.

During the six months ended September 30, 2006, the Bank did not originate or purchase any interest only loans for investment portfolio.  At September 30, 2006, our mortgage loan portfolio included $58.6 million of one-to-four family interest only loans, of which the Bank has contracted to sell $23.1 million subject to standard secondary market due diligence.  The Bank had no multi-family or commercial real estate interest only loans at September 30, 2006.  Non-performing interest only loans totaled $401,000 at September 30, 2006.

We are currently evaluating the Guidance to determine our compliance and whether or not we need to modify our risk management practices and underwriting guidelines as they relate to originations and purchases of the subject loans, or practices relating to communications with consumers. Therefore, at this time, we cannot predict the impact the Guidance may have, if any, on our loan origination and purchase volumes or our underwriting procedures in future periods.

Carver Federal May Fail to Realize the Anticipated Benefits of the Acquisition.

The success of Carver Federal’s acquisition of CCB will depend on, among other things, Carver Federal’s ability to realize anticipated cost savings and to combine the businesses of Carver Federal and CCB in a manner that does not materially disrupt the existing customer relationships of Carver Federal or CCB or result in decreased revenues from any loss of customers. If Carver Federal is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Carver Federal and CCB expect to be fully integrated by fiscal year end. It is possible that the integration process could result in the loss of key employees, the disruption of Carver Federal’s or CCB’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Carver Federal to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

For a summary of other risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 10-K. There are no other material changes in risk factors relevant to our operations since March 31, 2006 except as discussed above.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Holding Company purchased an additional 3,700 shares of its common stock under its stock repurchase program. To date, Carver has purchased a total of 100,274 shares of the total 231,635 approved under the program which leaves the number of shares yet to be repurchased at 131,361. Based on the closing price of Carver’s common stock on September 30, 2006 of $16.70, the approximate value of the 131,361 shares was $2,193,729.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2006 to July 31, 2006	900	17.47	900	134,161
August 1, 2006 to August 31, 2006	2,000	16.86	2,000	132,161
September 1, 2006 to September 30, 2006	800	16.70	800	131,361

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Holding Company held its Annual Meeting on September 12, 2006 for the fiscal year ended March 31, 2006.

The purpose of the Annual Meeting was to vote on the following proposals:

1.	the election of three directors for terms of three years each;

2.	the ratification of the appointment of KPMG LLP as independent auditors of the Holding Company for the fiscal year ending March 31, 2007; and

3.	the approval of adoption of the Carver Bancorp, Inc. 2006 Stock Incentive Plan.

The results of voting were as follows:

Proposal 1:	Election of Directors:
	Holding Company Nominees

	Dr. Samuel J. Daniel	For	2,214,090
		Withheld	121,097

	Robert Holland, Jr.	For	2,213,465
		Withheld	121,722

	Robert R. Tarter	For	2,213,690
		Withheld	121,497

Proposal 2:	Ratification of Appointment of Independent Auditors	For	2,206,541
		Against	31,743
		Abstain	96,903

Proposal 3:	Approval of Adoption of Stock Incentive Plan (1)	For	1,437,054
		Against	581,830
		Abstain	4,107

(1) There were 312,196 broker held non-voted shares with respect to this matter.

In addition to the nominees elected at the Annual Meeting, the following persons’ terms of office as directors continued after the Annual Meeting: David L. Hinds, Pazel Jackson, Jr., Carol Baldwin Moody, Edward Ruggiero, Strauss Zelnick and Deborah C. Wright.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits

The following exhibits are submitted with this report:

Exhibit 11.           Computation of Earnings (Loss) Per Share.

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

CARVER BANCORP, INC.

Date: November 14, 2006                                                    /s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Date: November 14, 2006                                                    /s/ William C. Gray
William C. Gray
Senior Vice President and Chief Financial Officer