Form 10-Q/A
period 2006-09-30
CARVER BANCORP INC
filed 2006-11-17
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Carver Bancorp, Inc. (“Carver” or the “Bank”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. This Amendment is being filed to reflect the reclassification of certain items on the Bank’s Consolidated Statements of Cash Flows, as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1: Consolidated Financial Statements, herein. Certain mortgage loans that had been originated with the intent to sell were inadvertently classified as being held for investment and were reflected in cash flows from investing activities, rather than cash flows from operating activities. As a result, the subtotals for cash flows from operating activities presented in the consolidated statements of cash flows were overstated and the subtotals for cash flows from investing activities presented in the consolidated statements of cash flows were understated by the same amount. Except for Part I, Item 1, Note 2 of the Notes to the Consolidated financial statements and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Comparison of Financial Condition-Assets, no other information included in the Form 10-Q is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-Q and the Bank has not updated the disclosure in this Amendment to speak as of any later date.

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

 CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(102)	$1,442
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Provision for loan losses	-	-
ESOP and MRP expense	125	217
Depreciation and amortization expense	802	770
Other amortization	617	(259)
Loss from sale of securities	645	-
Gain on sale of loans	(88)	(73)
Writedown on loans held-for-sale	702	-
Disbursements for loan originations for held-for-sale	(12,873)	(4,999)
Proceeds from loans sold	6,394	5,072
Changes in assets and liabilities:
Increase in accrued interest receivable	(175)	(210)
Increase in other assets	(214)	(5,265)
Decrease in other liabilities	(1,377)	(2,380)
Net cash used in operating activities	(5,544)	(5,685)
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	-	(26,811)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	17,225	35,166
Held-to-maturity	5,358	3,403
Proceeds from sales of available-for-sale securities	46,425	1,575
Disbursements for loan originations for portfolio	(47,490)	(47,664)
Loans purchased from third parties	(40,242)	(41,512)
Principal collections on loans	69,423	60,192
Redemption (purchase) of FHLB-NY stock	601	(499)
Additions to premises and equipment	(702)	(830)
Payments for acqusition, net of cash acquired	(2,425)	-
Net cash provided by (used in) investing activities	48,173	(16,980)
Cash flows from financing activities:
Net (decrease) increase in deposits	(25,153)	12,401
Net (repayment of) proceeds from FHLB advances	(13,662)	9,988
Common stock repurchased	(152)	-
Dividends paid	(430)	(376)
Net cash (used in) provided by financing activities	(39,397)	22,013
Net increase(decrease) in cash and cash equivalents	3,232	(652)
Cash and cash equivalents at beginning of the period	22,904	20,420
Cash and cash equivalents at end of the period	$26,136	$19,768

Supplemental information:
Noncash Transfers-
Change in unrealized (loss) gain on valuation of available-for-sale
investments, net	$413	$182

Cash paid for-
Interest	$8,156	$6,261
Income taxes	$1,726	$2,092

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

(2)         RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2006 presentation.

Specifically the Bank is filing this amended Form 10-Q to show reclassification of certain items relating to originations of certain mortgage loans that had been originated with the intent to sell and which had been classified as cash flows from investing activities rather than operating activities.

The outflows on originations of these loans amounted to $12,873,000 and $4,999,000 for the six month periods ended September 30, 2006 and 2005, respectively. The reclassification will solely affect the subtotals of cash flows from operating and investing activities presented in the consolidated statements of cash flows, but they do not impact the net increase (decrease) in total cash and cash equivalents set forth in the consolidated statements of cash flows for the period nor do they affect the Bank’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in stockholders’ equity for the period. Accordingly, the Bank’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

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

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2006, total cash and cash equivalents increased by $3.2 million reflecting cash provided by investing activities offset by cash used in financing and operating activities. Net cash used in operating activities during this period was $5.5 million, primarily representing cash distributions made to originate loans held-or-sale, cash used in the satisfaction of other liabilities and cash due from other assets and accrued interest receivable on certain assets offset in part by cash provided from operations. Net cash provided by investing activities was $48.2 million, primarily representing cash received from principal collections on loans, sale of available-for-sale investment securities and repayment of principal on securities, partially offset by disbursements to fund mortgage loan originations, purchases of loans and net cash used in the acquisition of CCB. Net cash used in financing activities was $39.4 million, primarily representing net deposit outflows, net repayments of advances from the FHLB-NY, the payment of common dividends and repurchases of the Company’s common stock. See “Comparison of Financial Condition at September 30, 2006 and March 31, 2006” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

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

Total loans receivable, net, increased $92.3 million, or 18.7%, to $585.7 million at September 30, 2006 from $493.4 million at March 31, 2006. The increase resulted primarily from $98.8 million of loans acquired from CCB. The acquired loans consist primarily of $55.3 million in business loans and $44.7 million in commercial real estate non-residential, including construction loans, net of a related $1.2 million in general allowance for loan losses. In addition, loan originations and purchases of $87.7 million exceeded the $69.4 million in repayments proceeds during the six months ending September 2006. Loan originations for the period total $47.5 million and were comprised of $25.4 million in construction, $15.8 million in non-residential, $3.6 million in multifamily, $1.7 million in one-to-four family, $642,000 in commercial business loans and $261,000 in consumer loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Total loan purchases for the same period last year amounted to $40.2 million of which $13.5 million were construction, $9.7 million were non-residential real estate, $10.2 million were commercial business and $6.8 were one-to-four family loans. The commercial business loan purchases were primarily comprised of New York City taxi medallion loans. The commercial business loan purchases were primarily comprised of New York City taxi medallion loans. Management has reclassified approximately $23.1 million in one-to-four family loans from held-for-investment to held-for-sale as part of the balance sheet repositioning and anticipates liquidating these loans in the next fiscal quarter. For the six month period ended September 30, 2006, the Bank originated $12.9 million in loans held-for-sale and sold $6.3 million in loans held-for sale at a gain of $88,000. Management also assesses yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

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

CARVER BANCORP, INC.

Date: November 17, 2006                                                    /s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Date: November 17, 2006                                                    /s/ William C. Gray
William C. Gray
Senior Vice President and Chief Financial Officer