Form 10-Q
period 2006-12-31
CARVER BANCORP INC
filed 2007-02-20
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ___       No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01	2,512,985
Class	Outstanding at January 31, 2007

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of
December 31, 2006 (unaudited) and March 31, 2006	1

Consolidated Statements of Income for the Three and Nine Months
Ended December 31, 2006 and 2005 (unaudited)	2

Consolidated Statement of Changes in Stockholders’ Equity and
Comprehensive Income for the Nine Months Ended December 31, 2006 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months
Ended December 31, 2006 and 2005 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES	29

EXHIBITS	E-1

CERTAIN TERMS

Throughout this Form 10-Q, unless otherwise specified or the context otherwise requires:

“Holding Company” means Carver Bancorp, Inc., the holding company for the wholly owned subsidiaries, Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and the Bank’s wholly-owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp., and the Bank’s majority owned subsidiary, Carver Asset Corporation. On August 18, 2005 Carver Federal formed Carver Community Development Corp. (“CCDC”), a wholly owned community development entity whose purpose is to make qualified business loans in low-income communities. On October 5, 2006, in connection with the acquisition of the Community Capital Bank (‘‘CCB”) acquisition, the Bank chartered Carver Municipal Bank, a wholly owned, New York State chartered limited purpose commercial bank. In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), effective January 1, 2004.

“Carver,” the “Company,” “we,” “us” or “our” refers to the Holding Company along with its consolidated subsidiaries.

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

PART I.        FINANCIAL INFORMATION

ITEM 1.       Financial Statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

		December 31, 2006	March 31, 2006
		(Unaudited)	
ASSETS			
Cash and cash equivalents:			
Cash and due from banks	$	18,969	$ 13,604
Federal funds sold		17,000	8,700
Interest Earning Deposits		1,828	600
Total cash and cash equivalents		37,797	22,904
Securities:			
Available-for-sale, at fair value (including pledged as collateral of $35,842 and $79,211 at December 31, 2006 and March 31, 2006, respectively)		54,210	81,882
Held-to-maturity, at amortized cost (including pledged as collateral of $19,253 and $26,039 at December 31, 2006 and March 31, 2006, respectively; fair value of $19,208 and $25,880 at December 31, 2006 and March 31, 2006, respectively)		19,573	26,404
Total securities		73,783	108,286
Loans held-for-sale, net		16,708	-
Loans receivable:			
Real estate mortgage loans		543,300	495,994
Consumer and commercial business loans		53,487	1,453
Allowance for loan losses		(5,300)	(4,015)
Total loans receivable, net		591,487	493,432
Office properties and equipment, net		14,313	13,194
Federal Home Loan Bank of New York stock, at cost		3,622	4,627
Bank owned life insurance		8,715	8,479
Accrued interest receivable		4,506	2,970
Goodwill		5,392	-
Core Deposit Intangible, net		722	-
Other assets		7,852	7,101
Total assets	$	764,897	$ 660,993
LIABILITIES AND STOCKHOLDERS' EQUITY			
Liabilities:			
Deposits	$	629,257	$ 504,638
Advances from the Federal Home Loan Bank of New York and other borrowed funds		69,182	93,792
Other liabilities		16,187	13,866
Total liabilities		714,626	612,296
Stockholders' equity:			
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,514,885 and 2,506,822 outstanding at December 31, 2006 and March 31, 2006, respectively)		25	25
Additional paid-in capital		24,056	23,935
Retained earnings		26,377	25,736
Unamortized awards of common stock under ESOP and management recognition plan ("MRP")		(4)	(22)
Treasury stock, at cost (9,806 shares at December 31, 2006 and 17,869 shares at March 31, 2006)		(165)	(303)
Accumulated other comprehensive loss		(18)	(674)
Total stockholders' equity		50,271	48,697
Total liabilities and stockholders' equity	$	764,897	$ 660,993

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,	
	2006	2005	2006	2005
Interest Income:				
Loans	$ 10,685	$ 6,783	$ 26,893	$ 19,203
Mortgage-backed securities	556	1,124	2,331	3,384
Investment securities	476	234	824	785
Federal funds sold	53	69	222	337
Total interest income	11,770	8,210	30,270	23,709
Interest expense:				
Deposits	4,639	2,277	10,659	6,243
Advances and other borrowed money	1,004	1,161	3,237	3,459
Total interest expense	5,643	3,438	13,896	9,702
Net interest income before provision for loan losses	6,127	4,772	16,374	14,007
Provision for loan losses	120	-	120	-
Net interest income after provision for loan losses	6,007	4,772	16,254	14,007
Non-interest income:				
Depository fees and charges	680	584	1,891	1,881
Loan fees and service charges	206	386	696	1,346
Write-down of loans held-for-sale	-	-	(702)	-
Gain (loss) on sale of securities	21	-	(624)	-
Gain on sale of loans	53	29	141	102
Loss on sale of real estate owned	(108)	-	(108)	-
Other	114	124	280	224
Total non-interest income	966	1,123	1,574	3,553
Non-interest expense:				
Employee compensation and benefits	2,829	2,262	7,427	7,059
Net occupancy expense	715	591	1,908	1,670
Equipment, net	531	545	1,521	1,475
Merger related expenses	-	-	1,258	-
Other	1,809	1,270	4,747	3,894
Total non-interest expense	5,884	4,668	16,861	14,098
Income before income taxes	1,089	1,227	967	3,462
Income tax (benefit) provision	(311)	(60)	(330)	733
Net income	$ 1,400	$ 1,287	$ 1,297	$ 2,729
Earnings per common share:				
Basic	$ 0.56	$ 0.51	$ 0.52	$ 1.09
Diluted	$ 0.54	$ 0.50	$ 0.50	$ 1.06

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
 (In thousands)
(Unaudited)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

Nine Months Ended December 31,			
	2006		2005	
Cash flows from operating activities:			Restated	
Net income	$	1,297	$	2,729
Adjustments to reconcile net income to net cash used in operating activities:				
Provision for loan losses		120		-
Stock-based compensation expense		906		224
Depreciation expense		1,222		1,965
Other amortization		847		675
Loss from sale of securities		624		-
Gain on sale of loans		(141)		(102)
Writedown on loans held-for-sale		702		-
Loss on sale of real estate owned		108		-
Disbursements for originations of loans held-for-sale		(21,799)		(10,976)
Proceeds from sale of loans held-for-sale		9,902		8,178
Changes in assets and liabilities:				
Increase in accrued interest receivable		(546)		(364)
Decrease in other assets		2,224		541
Increase (decrease) in other liabilities		466		(5,009)
Net cash used in operating activities		(4,602)		(2,799)
Cash flows from investing activities:				
Purchases of securities:				
Available-for-sale		-		(26,811)
Proceeds from principal payments, maturities and calls of securities:				
Available-for-sale		20,056		50,951
Held-to-maturity		6,679		4,014
Proceeds from sales of available-for-sale securities		57,942		1,575
Disbursements for loans originated for held-for-investment		(73,789)		(65,255)
Loans purchased from third parties		(50,691)		(64,940)
Principal collections on loans held-for-investment		101,750		86,766
Proceeds from sales of loans held-for-investment		16,548		-
Redemption (purchase) of FHLB-NY stock		1,658		(201)
Additions to premises and equipment		(1,109)		(1,207)
Proceeds from sale of real estate owned		404		-
Payments for acquisition, net of cash acquired		(2,425)		-
Net cash provided by (used in) investing activities		77,029		(15,108)
Cash flows from financing activities:				
Net (decrease) increase in deposits		(19,529)		28,309
Net repayment of FHLB advances		(37,159)		(5,975)
Common stock repurchased		(202)		(114)
Dividends paid		(656)		(576)
Net cash (used in) provided by financing activities		(57,534)		21,644
Net increase in cash and cash equivalents		14,899		3,809
Cash and cash equivalents at beginning of the period		22,904		20,420
Cash and cash equivalents at end of the period	$	37,797	$	24,229
Supplemental disclosure of cashflow information:				
Change in unrealized (loss) gain on valuation of available-for-sale investments, net	$	656	$	(189)
Cash paid for-				
Interest	$	12,967	$	9,729
Income taxes	$	1,858	$	2,107

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

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (“2006 10-K”) previously filed with the SEC. The consolidated results of operations and other data for the nine-month period ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007 (“fiscal 2007”).

The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and the Bank’s wholly-owned subsidiaries, CFSB Realty Corp. and CFSB Credit Corp., and the Bank’s majority owned subsidiary, Carver Asset Corporation. On August 18, 2005 Carver Federal formed Carver Community Development Corp. (“CCDC”), a wholly owned community development entity whose purpose is to make qualified loans in low-income communities. On October 5, 2006, in connection with the acquisition of the Community Capital Bank (‘‘CCB”), the Bank chartered Carver Municipal Bank, a wholly owned, New York State chartered limited purpose commercial bank, with the intention of accepting certain of CCB’s municipal and state agency deposits, expanding Carver Federal’s ability to compete for municipal and state agency deposits and providing other fee income based services. The Holding Company and its consolidated subsidiaries are referred to herein collectively as “Carver” or the “Company.” All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated with Carver for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”), effective January 1, 2004. Carver Statutory Trust I was formed in 2003 for the purpose of issuing 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities (“trust preferred securities”). Gross proceeds from the sale of these trust preferred securities were $13.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033. The junior subordinated debt securities which are included in other borrowed money on the consolidated statements of financial condition, are repayable quarterly at the option of the Holding Company, beginning on or after July 7, 2007, and have a mandatory repayment date of September 17, 2033. Interest on the junior subordinated debt securities is cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over three-month LIBOR, with a rate of 8.41% as of December 31, 2006. The Holding Company has fully and unconditionally guaranteed the obligations of Carver Statutory Trust I to the trust's capital security holders.

(2)         RESTATEMENT

Restatement of the Consolidated Statements of Cash Flows

The Company is restating its previously reported Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and for the three month periods ended June 30, 2006 and 2005 related to the classification of proceeds from the sale of certain mortgage loans. The restatements result from misclassification of cash flows from mortgage loans the Company originated with the intent to sell, which were reflected in cash flows from investing activities rather than in cash flows from operating activities. Additionally, the Company misclassified other cash flows on loans originated as held-for-investment as cash flows from operating activities rather than in cash flows from investing activities. The Company previously restated its Consolidated Statement of Cash Flows for the six month periods ended September 30, 2006 and 2005 for this issue in its quarterly report on Form 10-Q/A filed with the SEC on November 17, 2006. The restatement solely affects the classification of these activities, the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, and has no impact on the net increase in total cash and cash equivalents as set forth in the Consolidated Statement of Cash Flows for any of the previously reported periods. Additionally, the restatements do not affect the Company’s Consolidated Statements of Financial Condition, Consolidated Statement of Operations and Consolidated Statement of Changes in Stockholders Equity for the affected periods. Accordingly the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged. The restated Consolidated Statements of Cash Flows for the periods impacted are as follows:

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(3)         EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding over the period of determination. Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding. For the three-month periods ended December 31, 2006 and 2005, 56,486 and 52,692 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the three-months ended December 31, 2006 and 2005, respectively. For the nine-month periods ended December 31, 2006 and 2005, 59,821 and 60,262 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the nine-months ended December 31, 2006 and 2005, respectively. The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(4)        STOCK OPTION PLAN

Accounting for Stock Based Compensation

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors. Effective April 1, 2006, the Company adopted revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Share-Based Payment,” or SFAS No. 123R, which requires compensation costs related to share-based payment transactions be recognized in the financial statements. SFAS No. 123R applies to all awards granted after April 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, beginning April 1, 2006, the Company recognized compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. Stock-based compensation expense recognized for the three- and nine- months ended December 31, 2006 totaled $19,000 and $137,000, respectively.

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

The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123R for Carver’s Stock Option Plan, for the following periods:

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 4.28% and 4.50% for the quarters ended December 31, 2006 and 2005, respectively; volatility of 32.78% and 21.42%, for the quarter ended December 31, 2006 and 2005, respectively; expected dividend yield was 1.54% and 1.42% for the quarters ended December 31, 2006 and 2005, respectively; and an expected life of seven and ten years were used for all option grants in 2006 and 2005, respectively.
ven and ten years were used for all option grants in 2006 and 2005, respectively.

(5)        EMPLOYEE BENEFIT PLANS

Employee Pension Plan

Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee’s term of service. Carver Federal’s policy was to fund the plan with contributions which equaled the maximum amount deductible for federal income tax purposes. The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.

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

(6)        COMMON STOCK DIVIDEND

On February 5, 2007, the Board of Directors of the Holding Company declared, for the quarter ended December 31, 2006, a cash dividend of nine cents ($0.09) per common share outstanding. The dividend is payable on March 5, 2007 to stockholders of record at the close of business on February 20, 2007.

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

Accounting for Employers’ Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize the overfunded or underfunded status of its benefit plan in its 2006 year-end balance sheet. For all other entities, this provision is effective for fiscal years ending after June 15, 2007. The Statement also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date, eliminating the use of earlier measurement dates currently permissible. This provision is effective for fiscal years ending after December 15, 2008. At this time, we do not anticipate the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities SEC issued Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. It also contains guidance on correcting errors under this dual approach and provides transition guidance for correcting errors that existed in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Earlier application is encouraged for any interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. We do not anticipate the adoption of SAB 108 to have a material impact on our consolidated financial statements.

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

BUSINESS COMBINATIONS

On September 29, 2006, the Bank consummated its acquisition of CCB. Since the transaction closed at the end of the last quarter, the Company’s year-to-date results of operations include the operations of CCB for only the current quarter.

Also related to the CCB acquisition, the Bank incurred a $1.3 million restructuring charge during the second quarter primarily related to severance, early vendor contract termination fees, and systems integration and conversion fees.

The following is a summary of amounts charged to earnings and the status of reserves related to the CCB acquisition:

(8)        SIGNIFICANT EVENTS

In the second quarter, as part of its balance sheet re-positioning efforts, the Bank committed to sell $23.1 million in interest-only one-to-four family loans. During the third quarter, the Bank transacted $16.5 million in sales of those interest-only one-to-four family loans, incurring a loss of $13,000 in addition to a valuation write-down of $702,000 that was taken in the second quarter when those loans were transferred from loans held-for-investment to loans held-for-sale.

Consistent with the Company’s ongoing strategy to reduce lower earning assets, the Bank also sold $11.4 million in municipal securities acquired from CCB and recorded $21,000 in gains.

On June 1, 2006, the Bank was awarded a $59 million allocation under the New Markets Tax Credits (NMTC) program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. The award, the first such allocation Carver has received in this competitive initiative, is designed to attract private-sector investment to help finance community development projects, stimulate economic growth and create jobs in lower income communities by providing tax credits to private enterprises who participate.

The NMTC program, established by Congress in December 2000 and administered by the Department of the Treasury’s CDFI Fund, permits certain entities to receive a credit against federal income taxes for making qualified investments to help stimulate growth and create jobs in selected communities. The allocation was awarded to CCDC a for-profit subsidiary created by the Bank to administer the initiative. The credit provided to the Company totals 39% of the award or approximately $23 million in tax credits, and is to be received over a seven-year period, subject to CCDC’s ability to make loans and other investments which meet CDFI guidelines and in accordance with certain agreements with the CDFI. The 39% credit is apportioned 5% over each of the first three years, and 6% over each of the remaining four years.

During the quarter the Company made qualifying investments of $29.5 million, which triggered the 39% tax credit on that amount and has allowed the Company to begin recognition of a 5% tax credit, or approximately $1.5 million, during the current fiscal year ending March 31, 2007. One half of that amount, or $738,000, was recognized in the quarter ended December 31, 2006. However, for the six fiscal years following the 2007 fiscal year, the Company will recognize the tax credit on the $29.5 million qualifying investments over the full fiscal year, or 25% per quarter. The Company will recognize an increase in this tax benefit with any additional qualifying investment made, however, the maximum tax benefit recognizable is $23.0 million which is the total amount of tax credit that was awarded.

Pursuant to the NMTC program, the Company will share a portion of the benefit of the tax credit with the community and developers through reduced loan pricing and provision of financial literacy education.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company’s 2006 10-K.

The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. The Bank is focused on successfully building its core business by providing superior customer service while offering a wide range of financial products. As of December 31, 2006, the Bank operated ten full-service banking locations, four 24/7 ATM centers and four 24/7 stand-alone ATM locations in the New York City boroughs of Brooklyn, Queens and Manhattan, including two branches and one 24/7 stand-alone ATM location acquired with CCB.

Carver Federal is the largest African- and Caribbean- American operated bank in the United States. We continually focus on expanding our principal businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. The addition of CCB’s commercial banking platform adds an attractive array of offerings to Carver’s product platform.  Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by any incremental provision for loan losses, as well as non-interest income and operating expenses.

At the end of the second quarter, on September 29, 2006, Carver Federal completed its acquisition of CCB, a Brooklyn-based New York State chartered commercial bank with two branches and $165.4 million in total assets. With the acquisition, the Bank gained a commercial banking platform, with particular focus on the small business lending area. Carver Federal’s results of operations for the third quarter include the net results of operations from CCB for the period.

During the three months ended December 31, 2006, the local real estate markets remained strong and continued to support new and existing lending opportunities. The Federal Open Market Committee (“FOMC”) maintained its monetary policy and did not increase the federal funds rate during the quarter. Previous tightening has resulted in a U.S. Treasury yield curve that has been at times flat or inverted over the past several months. As a result of the rate environment that prevailed throughout fiscal 2006 and continues in fiscal 2007, Carver Federal pursued a strategy of using proceeds from the repayment and maturities of our lower earning investment portfolio and the growth in deposits to fund higher yielding commercial real estate and construction loans while at the same time allowing for the repayment of higher cost borrowings. During the quarter ended December 31, 2006, Carver Federal continued this strategy and executed the sale of $16.5 million in interest-only loans which were previously committed for sale in the second quarter. The Bank also sold $11.4 million in municipal securities it acquired from CCB. The proceeds from the securities sale were used to repay matured borrowings and it is expected that the proceeds from the loan sale will be used either to repay maturing advances or to reduce the Banks overnight borrowing needs or both. These ongoing efforts are expected to maintain the Bank’s net interest margin, enhance its interest rate risk and liquidity profiles, and reduce its exposure to interest-only one-to-four family loans. Additionally, these transactions are expected to improve the Bank’s earnings quality and capital ratios from what they would otherwise be in the absence of these efforts. While the balance sheet repositioning, and our lending and retail strategies are meant to improve our net interest income and net income in future periods through an enhanced net interest margin, there is no assurance that these strategies will succeed.

Our total loans receivable portfolio increased during the three months ended December 31, 2006. The increase in total loans receivable, net, is primarily the result of increases in construction and commercial mortgages, partially offset by decreases primarily in one-to-four family and multifamily residential loans. Total deposits also increased during the three months ended December 31, 2006 which is consistent with the Bank’s objective to fund loan growth with lower cost deposits in lieu of higher cost borrowings. The decrease in our securities and borrowings portfolios during the three months ended December 31, 2006 is consistent with our strategy of reducing these portfolios in response to the challenges related to the U.S. Treasury yield curve.

The Company’s net income increased $113,000 for the three months ended December 31, 2006 compared to the same period last year. Net income included tax benefits of $738,000 and $500,000 for the periods ended December 31, 2006 and 2005, respectively. Net interest income increased as a result of the Bank’s acquisition of CCB, and its strategy of reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits, partially offset by an increase in interest expense. Non-interest income decreased primarily due to a loss realized on the sale of real estate owned and a decline in loan fees. Non-interest expense increased, due primarily to CCB related operating expenses, and to a lesser extent, increases in consulting, outsourced internal auditing, advertising and ATM expenses.

Net interest margin and net interest rate spread increased 24 and 14 basis points, respectively, for the three months ended December 31, 2006, compared to the three months ended December 31, 2005. Purchase accounting adjustments arising from the CCB acquisition resulted in a 14 basis points increase in net interest margin during the quarter ended December 31, 2006. Additionally, the increase in margin was due to the yield on our interest-earning assets rising more rapidly than the cost of our interest-bearing liabilities as a result of the positive momentum achieved from our previously discussed balance sheet strategy.

We expect the operating environment to remain challenging during the last quarter of fiscal 2007 as a flat to inverted yield curve has exerted pressure on our net interest margin and has dampened the volume of loan prepayments and therefore lowered pre-payment penalty income. As a result, we expect to continue our strategy of using the proceeds from the reductions in the securities portfolio through normal cash flow and the growth in deposits to fund higher yielding real estate and commercial loans and repay borrowings. Additionally, we understand that scale is relevant to our performance growth. As such, we will continue to pursue prudent acquisitions and alliances that leverage organic growth and accelerate our expansion strategy.

Acquisition of Community Capital Bank Update

On September 29, 2006, the Bank acquired CCB, a Brooklyn-based New York State chartered commercial bank with approximately $165.4 million in assets and two branches in a cash transaction of $11.9 million. The transaction resulted in the recognition of $760,000 of identifiable intangible assets, or core deposit intangible, and an initial excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $5.1 million. The Company continues to evaluate the acquired net assets from CCB, and thus, goodwill is subject to future adjustments. During the quarter goodwill was adjusted by $325,000 relating to unrecognized liabilities for accrued interest expense and a write-down of CCB’s deferred tax asset which increased the initial $5.1 million to $5.4 million.

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

Securities Impairment

Carver Federal’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders’ equity. Securities, which the Bank has the positive intent and ability to hold to maturity, are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in our portfolio, which are primarily adjustable rate mortgage-backed securities at December 31, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates, prepayment speeds and credit quality. The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At December 31, 2006, the Bank carried no permanently impaired securities.

Allowance for loan losses

Allowance for loan losses are maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of December 31, 2006. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a nine-category risk classification scale. Loans identified from this process as being higher risk are referred to the Bank’s Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

During the third quarter, the Bank recorded a loan loss provision of $120,000, which marks the first time since March 31, 2002 that the Company has recorded a provision for loan losses. This provision was deemed appropriate in light of the Company’s move into commercial and industrial lending with the CCB acquisition, which generally presents higher risks than real estate lending.

Stock Repurchase Program

In August 2002, Carver’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. On October 25, 2005, the Board of Directors approved accelerating the repurchase of the remaining 148,051 shares under the 2002 stock repurchase program, or up to a $2.5 million total investment, to take place over the following 18 months. The acceleration is intended to return capital to shareholders, capitalize on current trading values, and fund stock-based benefit and compensation plans. As of December 31, 2006 the Company had purchased a total of 103,274 shares at an average price of $16.89. Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank’s Board of Directors. The Bank’s several liquidity measurements are evaluated on a frequent basis. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans. At December 31, 2006, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $57.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2006, total cash and cash equivalents increased by $14.9 million reflecting cash provided by investing activities partially offset by cash used in financing and operating activities. Net cash used in operating activities during this period was $4.6 million, primarily representing cash distributions made to originate loans held-or-sale which was offset in part by cash provided from sale of loans held-for-sale, satisfaction of receivables included in other assets and cash provided from results of operations. Net cash provided by investing activities was $77.0 million, primarily representing cash received from principal collections on loans, sale of available-for-sale investment securities, repayment of principal on securities, and sale of loans which were originated for held-for-investment, partially offset by disbursements to fund mortgage loan originations, purchases of loans and net cash used in the acquisition of CCB. Net cash used in financing activities was $57.5 million, primarily representing net repayments of advances from the FHLB-NY and net deposit outflows. See “Comparison of Financial Condition at December 31, 2006 and March 31, 2006” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings

The levels of the Bank’s short-term liquid assets are dependent on the Bank’s operating, investing and financing activities during any given period. The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products.

Over the past two years, the FOMC raised the federal funds rate twelve consecutive times however rates have not been raised since June 2006. When mortgage interest rates increase, customers’ refinance activities tend to decelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decline.

The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At December 31, 2006, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.

The table below presents certain information relating to the Bank’s capital compliance at December 31, 2006.

Comparison of Financial Condition at December 31, 2006 and March 31, 2006

Assets

Total assets increased $103.9 million, or 15.7%, to $764.9 million at December 31, 2006 compared to $661.0 million at March 31, 2006. The increase in total assets was primarily the result of the acquisition of $165.4 million of CCB assets in the second quarter, partially offset by decreases in certain securities and loan portfolios resulting from balance sheet repositioning efforts.

Cash and cash equivalents for the nine months ended December 31, 2006 increased $14.9 million or 65.0%, to $37.8 million, compared to $22.9 million at March 31, 2006. The increase was primarily the result of the Bank’s increased investment in federal funds to $17.0 million compared to an investment of $8.7 million at March 31, 2006 which resulted from the Bank having excess liquidity from loan sales at the end of the quarter. Additionally, the Bank acquired cash and due from banks balances from CCB.

Total securities decreased $34.5 million, or 31.9%, to $73.8 million at December 31, 2006 from $108.3 million at March 31, 2006 primarily from second quarter sales of $47.1 million of securities in conjunction with the balance sheet repositioning and from portfolio declines of $22.6 million from normal cash flows as a result of security repayments and maturities. Partially offsetting the decrease was the $50.7 million of securities acquired with the CCB acquisition of which $11.4 million was sold in the third quarter.

Total loans receivable, net, increased $98.1 million, or 19.9%, to $591.5 million at December 31, 2006 from $493.4 million at March 31, 2006. The increase resulted primarily from $98.8 million of loans acquired from CCB in the second quarter. In addition, loan originations and purchases of $124.5 million exceeded the $101.8 million in repayments proceeds during the nine months ending December 2006. Loan originations for the period total $73.8 million and were comprised of $38.6 million in construction, $21.0 million in non-residential, $8.9 million in multifamily, $2.8 million in one-to-four family, $2.0 million in commercial business loans and $512,000 in consumer loans. Management continues to evaluate yields and loan quality in the competitive New York metropolitan area market and in certain instances has decided to purchase loans to supplement internal originations. Total loan purchases amounted to $50.7 million of which $18.6 million were construction, $11.4 million were non-residential real estate, $10.5 million were multifamily loan and $10.2 million were commercial business loans. The commercial business loan purchases were primarily comprised of New York City taxi medallion loans.

At December 31, 2006, the Bank held $16.7 million in loans held-for-sale. During the second quarter management reclassified approximately $23.1 million in one-to-four family loans from held-for-investment to held-for-sale with a recorded valuation write-down of $702,000 as part of the Company’s balance sheet repositioning. Prior to September 30, 2006 the Bank did not separately report on the balance for loans in held-for-sale as virtually all loans originated for sale were sold by each reporting period end. For the nine month period ended December 31, 2006, the Bank originated $21.7 million in loans held-for-sale and sold $26.3 million in loans held-for sale. Sales during the third quarter included $16.5 million of the loans which were transferred to held-for-sale from held-for-investment in the second quarter.

 Management continues to assess yields and economic risk in determining the balance of interest-earning assets allocated to loan originations and purchases compared to additional purchases of mortgage-backed securities.

The Bank’s investment in FHLB-NY stock decreased by $1.0 million, or 21.7%, to $3.6 million compared to $4.6 million at March 31, 2006. The decrease results primarily from redemptions of stock holdings as the Bank continues to repay matured borrowings. Partially offsetting the decrease from stock redemptions was $653,000 in additional stockholdings from the CCB acquisition. FHLB-NY requires Banks to own membership stock as well as stock based on the level of borrowings from the FHLB-NY.

At December 31, 2006, the Bank reflected goodwill and core deposit intangibles of $5.4 million and $722,000, respectively.

Office property and equipment increased $1.1 million, or 8.5% to $14.3 million at December 31, 2006 compared to $13.2 million at last fiscal year end. The acquisition of CCB accounted for $1.2 million of the increase and was partially offset by depreciation of assets held.

The Bank’s accrued interest receivable also increased $1.5 million or 51.7% to $4.5 million at December 31, 2006 compared to $3.0 million at March 31, 2006. The increase is primarily attributed to additional interest accruals as a result of increased interest-earning assets due to the CCB acquisition and also due to organic growth.

Liabilities and Stockholders’ Equity

Liabilities

At December 31, 2006, total liabilities increased by $102.3 million, or 16.7%, to $714.6 million compared to $612.3 million at March 31, 2006. The increase in total liabilities was primarily the result of the $159.3 million of liabilities acquired with CCB partially offset by a $49.4 million repayment of borrowings resulting primarily from the repositioning of the balance sheet.

Deposits increased $124.6 million, or 24.7%, to $629.3 million at December 31, 2006 from $504.6 million at March 31, 2006. The increase resulted primarily from $144.1 million of deposits acquired with the CCB. Excluding acquired deposits, at December 31, 2006, the Bank had net outflows of deposits of $20.5 million primarily from declines of $15.3 million in certificates of deposit, $10.0 million in savings accounts, and $1.4 million in checking accounts, and were offset in part by an increase of $4.8 million in money market accounts. Included in the $15.3 million decrease in certificates of deposit, is a $12.9 million attrition in CCB certificates of deposit subsequent to the acquisition as the Bank is allowing higher cost brokered deposits in that portfolio to run off.

At December 31, 2006, the Bank had ten branches, four 24/7 ATM centers and four 24/7 stand-alone ATM locations. Management believes that deposits will grow as the Bank continues to capitalize on its investment in franchise expansions, customer service and the offering of a wider array of financial products.

Advances from the FHLB-NY and other borrowed money decreased $24.6 million, or 26.2%, to $69.2 million at December 31, 2006 compared to $93.8 million at March 31, 2006. This decrease is primarily the result of the repayment of $49.4 million in matured FHLB-NY advances. Offsetting the decrease in FHLB borrowed funds is the acquisition of $12.5 million in advances from the CCB acquisition, $4.0 million of which subsequently matured and repaid, a new short-term borrowing in the third quarter of $4.0 million and period end overnight borrowings of $12.3 million. Management, with its commitment to manage the impact of margin compression, elected to repay these borrowings with available excess liquidity some, of which resulted from the balance sheet repositioning.

Other liabilities increased $2.3 million, or 16.7%, to $16.2 million at December 31, 2006 from $13.9 million at March 31, 2006. The increase was primarily attributable to the $2.7 million in other liabilities acquired through the CCB acquisition and increases in liabilities related to loan servicing which was partially offset by payments of income taxes.

Stockholders’ Equity

Total stockholders’ equity increased $1.6 million or 3.2%, to $50.3 million at December 31, 2006 compared to $48.7 million at March 31, 2006. The increase in total stockholders’ equity was primarily attributable to an increase in retained earnings of $641,000, a decrease of $656,000 in accumulated other comprehensive loss, a decrease of $138,000 in holding of treasury stock and an increase in additional paid in capital of $121,000. The increase in retained earnings resulted from $1.3 million in net income for the nine months ended December 31, 2006 and was offset by dividends paid of $656,000 during the same period.

The decrease in accumulated other comprehensive loss related to the mark-to-market of the Bank’s available-for-sale securities, as required by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The improvement in accumulated other comprehensive loss resulted primarily from the sale of securities as part of the balance sheet repositioning where the loss was recognized in the results of operations. Treasury stock decreased primarily from the distribution of stock in for certain compensation plans, net of the year-to-date purchase of 12,000 shares of its common stock pursuant to its stock repurchase program.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments are primarily lending commitments.

Lending obligations include commitments to originate mortgage and consumer loans and to fund unused lines of credit. Additionally, the Bank has contingent liabilities related to letters of credit.

  As of December 31, 2006, the Bank has outstanding loan commitments and seven letters of credit as follows:

The Bank also has contractual obligations related to long-term debt obligations and operating leases. As of December 31, 2006, the Bank has contractual obligations as follows:

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Nine months ended December 31,					
	2006			2005		
Interest Earning Assets:	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
			(Dollars in thousands)			
Loans (1)	$ 541,039	$ 26,893	6.63%	$ 432,310	$ 19,203	5.92%
Total securities (2)	97,078	3,155	4.33%	145,485	4,169	3.82%
Fed funds sold	5,842	222	5.04%	13,878	337	3.22%
Total interest earning assets	643,959	30,270	6.27%	591,673	23,709	5.34%
Non-interest earning assets	42,130			35,413		
Total assets	$ 686,089			$ 627,086		
Interest Bearing Liabilities:						
Deposits:						
Checking	$ 24,908	69	0.37%	$ 24,238	55	0.30%
Savings and clubs	136,935	681	0.66%	138,164	689	0.66%
Money market accounts	41,285	784	2.52%	37,134	436	1.56%
Certificates of deposit	298,163	9,103	4.05%	232,404	5,038	2.88%
Mortgagors' deposit	2,200	22	1.33%	2,223	25	1.49%
Total deposits	503,491	10,659	2.81%	434,163	6,243	1.91%
Borrowed money	85,035	3,237	5.05%	110,192	3,459	4.17%
Total interest bearing liabilities	588,526	13,896	3.13%	544,355	9,702	2.37%
Non-interest-bearing liabilities:						
Demand	38,096			28,246		
Other Liabilities	11,560			7,371		
Total liabilities	638,182			579,972		
Stockholders' equity	47,907			47,114		
Total liabilities and stockholders' equity	$ 686,089			$ 627,086		
Net interest income		$ 16,374			$ 14,007	
Average interest rate spread			3.14%			2.97%
Net interest margin			3.40%			3.17%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2006 and 2005

Overview. For the quarter ended December 31, 2006, the Company reported an increase of $113,000 or 8.8% in consolidated net income available to common stockholders to $1.4 million, or $0.54 per diluted share compared to $1.3 million, or $0.50 per diluted share for the same period last year. For the nine months ended December 31, 2006 the Company reported a decrease of $1.4 million in net income to $1.3 million, or $0.50 per diluted share compared to $2.7 million, or $1.06 per diluted share for the nine month period ended December 31, 2005. The three month period results reflect an increase in net interest income after the establishment of provisions for loan losses of $1.2 million and an increase in net tax benefits of $251,000 partially offset by an increase in non-interest expense of $1.2 million. For the nine month period, the change reflects an increase in non-interest expense of $2.8 million and a decrease in non-interest income of $2.0 million, which were partially offset by an increase of $2.2 million in net interest income after provision and a reduction of income tax provision of $1.1 million.

Selected operating ratios for the three and nine months ended December 31, 2006 and 2005 are set forth in the table below and the following analysis discusses the changes in components of operating results.

Interest Income. During the three months ended December 31, 2006, interest income increased by $3.6 million, or 43.4%, to $11.8 million for the three months ended December 31, 2006, compared to $8.2 million in the prior year period. Contributing to this increase is $2.2 million and $473,000 in interest income from CCB loans and securities, respectively. Excluding the impact of the balances acquired from CCB, the increase in interest income is primarily a result of higher average loan balances and yields this fiscal period compared to the prior year period. The increase in interest income was partially offset by a decline in interest income on total securities. While the average balance of the securities portfolio declined mainly from the sale of held-for-sale securities during the second quarter, the yield earned on the portfolio increased as a result of the current rate environment. Overall, the increase in interest income resulted from an increase of 109 basis points in the annualized average yield on total interest-earning assets to 6.62% for the three months ended December 31, 2006 compared to 5.53% for the prior year period, reflecting increases in yields on federal funds, loans and total securities of 142 basis points, 89 basis points and 77 basis points, respectively. Additionally, the average balance of total interest earning assets increased $117.3 million. CCB’s balances are included in average balance calculations for the entire quarter ended December 31, 2006 since the merger was consummated on the last day of last quarter.

For the nine month period ending December 31, 2006, interest income increased $6.6 million, or 27.7% to $30.3 million, compared to $23.7 million for the same period last year. The rise in interest income was primarily due to an increase in both yields and average balances of interest-earning assets of 93 basis points and $52.3 million, respectively. As in the three month results these increases were primarily driven by increases in yields on federal funds, loans and securities of 182 basis points, 71 basis points and 51 basis points, respectively. For the nine month period ending December 31, 2006, there was also an increase in average loan balances of $108.7 million, however, total securities and federal funds balances decreased by $48.4 million and $8.0 million, respectively.

Purchase accounting adjustments arising from the CCB acquisition resulted in a 14 and 6 basis points increase in net interest margin during the three- and nine- months periods ended December 31, 2006. Purchase accounting adjustments relate to the recording of acquired assets and liabilities at their fair values and the amortization and or accretion of the adjustment into net interest income over the estimated average life of the corresponding asset or liability.

Interest income on loans increased by $3.9 million, or 57.5%, to $10.7 million for the three months ended December 31, 2006 compared to $6.8 million for the prior year period. The addition of CCB loans accounted for $2.2 million of the increase. The overall change was primarily due to an increase in the average mortgage loan balances for the quarter of $168.9 million to $621.6 million compared to $452.7 million for the prior year period. The increase was augmented by an 89 basis points increase in the annualized average yield on loans for the three months ended December 31, 2006 to 6.88% compared to 5.99% for the prior year period. Similarly, for the nine month period ending December 31, 2006, interest income on loans increased $7.7 million, or 40.0%, to $26.9 million from $19.2 million for the comparable period last year. This increase was again driven by increases of $108.7 million in average balances and 71 basis points in yields. The year over year growth in loan balance is a combination of the acquisition of $98.5 million in loans from CCB in the second quarter and management’s strategy to grow assets primarily through originations and purchases of high quality mortgage and construction loans for its portfolio at a level that exceeds loan repayments. The increase in loan yields is reflective of the current mix of our loan portfolio. For the three- and nine- months ended December 31, 2006, the average balances of commercial real estate and construction loans were higher compared to the prior year period when one-to-four and multifamily residential loans were predominant.

Interest income on total securities decreased by $326,000, or 24.0%, to $1.0 million for the three month period ended December 31, 2006 compared to $1.4 million for the prior year period. For the nine month period ending December 31, 2006, total interest income on securities decreased $1.0 million, or 24.3%, to $3.2 million from $4.2 million for the same period last year. The decrease in interest income on securities for the quarter and the year-to-date was primarily the effect of a reduction in the average balance of total securities of $48.6 million and $48.4 million for the periods, respectively. The decline in average balances is primarily attributable to the sale of $47.1 million in available-for-sale investment securities during the quarter. Also contributing to the decline in the average balances of securities are normal run-offs due to maturities and repayments on securities during the year. For both the three- and nine- month periods, the effect of the decrease in the balance of securities was partially offset by a rise in annualized average yield on securities of 51 basis points and 77 basis points, respectively. The sale of $11.5 million in municipal securities acquired from CCB had minimal effect on average balances and income as they were sold immediately after the acquisition.

Interest income on federal funds sold decreased by $16,000 and $115,000 for the three- and nine- months ended December 31, 2006 compared to the same prior year periods. The decline was primarily attributable to a decrease in the average balance of federal funds for the periods partially offset by an increase in the annualized yields on federal funds sold for the same periods. The reduction in the average balance of federal funds sold is a result of using excess liquidity to fund loan growth and repay borrowings. Yields on federal funds increased year over year for both periods as the FOMC consistently raised the federal funds rate during that time.

Interest Expense. For the three month period ended December 31, 2006, total interest expense increased by $2.2 million, or 64.1%, to $5.6 million, compared to $3.4 million for the prior year period. The additional deposits from the CCB acquisition accounted for $1.4 million of the increase in deposit expense. Higher annualized average cost of interest-bearing liabilities of 95 basis points to 3.45% from 2.50% for the prior year period also contributed to the increase. Additionally, the average balance of interest-bearing liabilities increased $104.3 million, or 19.1%, to $649.8 million from $545.5 million during the prior year period.

During the nine month period ended December 31, 2006, total interest expense increased by $4.2 million, or 43.2%, to $13.9 million compared to $9.7 million for the corresponding prior year period. Including the impact of CCB’s interest-bearing liabilities, the increase in interest expense is due to higher average balances of interest-bearing liabilities of $44.2 million, or 8.1%, to $588.5 million from $544.4 million for the corresponding prior year period. Also contributing to the increase in total interest expense was an increase in the annualized average cost of interest-bearing liabilities of 76 basis points to 3.13% from 2.37% for the corresponding prior year period.

Interest expense on deposits increased $2.4 million or 103.7%, to $4.6 million for the three months ended December 31, 2006, compared to $2.3 million for the prior year period. As previously mentioned, CCB deposits accounted for $1.4 million, or 58.7% of that increase. Overall, the increase in interest expense on deposits was due primarily to a $137.5 million, or 31.5%, increase in the average balance of interest-bearing deposits to $573.9 million for the current quarter from $436.4 million for the prior year period. Additionally, a 114 basis point rise in the rate paid on deposits to 3.21% compared to 2.07% for the prior year period added to the increase. Customer deposits have historically provided Carver with a relatively low cost funding source from which its net interest income and net interest margin have benefited.

For the nine month period ended December 31, 2006, interest expense on deposits increased $4.4 million, or 70.7%, to $10.6 million compared to $6.2 million for the prior year period. The increase in interest expense on deposits was primarily due to a $69.3 million, or 16.0%, increase in the average balance of interest-bearing deposits to $503.5 million from $434.2 million for the prior year period. Additionally, a 90 basis point rise in the rate paid on deposits to 2.81% compared to 1.91% for the prior year period added to the increase. Year over year, rates on deposits have increased with the rise in short-term rates, thus impacting the Bank’s net interest margin.

Interest expense on advances and other borrowed money decreased modestly by $157,000, to $1.0 million for the three months ended December 31, 2006 compared to $1.2 million for the prior year period. The nine month period interest expense on advances and borrowed money also declined by $222,000 to $3.2 million from $3.4 million for the prior year period. In both the three and nine month periods ended December 31, 2006, the average balance of total borrowed money outstanding declined, however, that decline was offset by increases in the rates paid on these borrowings. Interest expense for the three- and nine- month periods include $155,000 in expenses on FHLB-NY advances acquired with CCB. The Bank originally acquired $12.5 million in such advances from CCB at an average rate of 5.6%, however, $4.0 million has since matured and was repaid during the quarter. Consistent with the Company’s balance sheet repositioning strategy, the Bank’s management has replaced matured FHLB-NY advances with lower cost deposits. The increase in yields for both the three and nine month periods ending December 31, 2006, is mainly related to the cost of debt service of the $13 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003, which has increased to a rate of 8.41% at December 31, 2006 from 7.55% a year earlier.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses increased by $1.4 million, or 28.4%, to $6.1 million for the three months ended December 31, 2006, compared to $4.8 million for the prior year period. For the nine month period ending December 31, 2006, net interest income before the provision for loan losses increased by $2.4 million, or 16.9%, to $16.4 million, compared to $14.0 million for the prior year period. The Company’s annualized average interest rate spread for the three months ended December 31, 2006, increased by 14 basis points to 3.17% compared to 3.03% in the prior year period. For the nine month period ending December 31, 2006, the Company’s annualized average interest rate spread increased by 17 basis points to 3.14% compared to 2.97% in the prior year period. Net interest margin, which represents annualized net interest income divided by average total interest-earning assets, increased 24 basis points to 3.47% for the three months ended December 31, 2006, from 3.23% in the prior year period. For the nine month period ending December 31, 2006, net interest margin increased 23 basis points to 3.40% from 3.17% in the prior year period.

Provision for Loan Losses and Asset Quality. The Company provided $120,000 in additional provisions for loan losses during the quarter, the first provision for loan losses recorded by the Company since the fourth quarter of 2002. This provision was deemed appropriate in light of the Company’s move into commercial and industrial lending, which generally presents higher risks than real estate lending. During the third quarter of fiscal 2007, the Company recorded net charge-offs of $42,000 compared to $37,000 for the prior year period. On a year-to-date basis, Carver recorded net charge-offs of $26,000 at December 31, 2006, compared to $65,000 December 31, 2005. At December 31, 2006, the Bank’s allowance for loan losses was $5.3 million, compared to $4.0 million at March 31, 2006, reflecting the $1.2 million allowance for loan losses acquired from CCB. For the nine month period, the ratio of the allowance for loan losses to non-performing loans was 142.6% at December 31, 2006, compared to 147.1% at March 31, 2006. The ratio of the allowance for loan losses to total loans receivable was 0.89% at December 31, 2006, compared to 0.81% at March 31, 2006. The Bank plans to continue to grow its commercial real estate loan portfolio and expand its business loan portfolio, and will review the risk basis of respective loans and make additional provisions accordingly.

At December 31, 2006, non-performing assets totaled $3.7 million, or 0.49% of total assets compared to $2.8 million, or 0.42% at March 31, 2006. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. At December 31, 2006, $1.4 million of total non-performing assets was attributable to the CCB acquisition. As of December 31, 2006, the Bank held one real estate owned property with a carrying cost of $28,000 as the Bank sold the other real estate property it owned during the quarter. Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

Non-Interest Income. For the three month period ended December 31, 2006, non-interest income decreased $157,000, or 14.0%, to $966,000 compared to income of $1.1 million for the same period last year. Non-interest income declined primarily as a result of a $180,000 decrease in loan fees and service charges, and a $108,000 realized loss on the sale of real estate owned. This decrease was partially offset by a $96,000 increase in depository fees and charges and a $45,000 increase in combined gains on sales of loans and securities. The quarter’s results include CCB non-interest income additions of $105,000 and $77,000 in loan fees and service charges and depository fees and charges, respectively, and a $21,000 gain on the sale of municipal securities. For the nine month period ended December 31, 2006, non-interest income decreased by $2.0 million to $1.6 million from $3.6 million for the prior year-to-date. The nine month year over year change resulted primarily from $702,000 in valuation write-downs taken on the Bank’s held-for-sale loans and a $624,000 recognized loss on the sale of certain available-for-sale investment securities, both related to initiatives taken in the second quarter to restructure the Company’s balance sheet to improve the net interest margin. Additionally, for the nine month period, there was a $650,000 decrease in loan fees and service charges compared to the same period last year, mainly from reduced loan prepayment penalties.

Non-Interest Expense. For the three month period ended December 31, 2006, non-interest expense increased $1.2 million, or 26.1%, to $5.9 million compared to $4.7 million for the same period last year. Salaries and benefits and other non-interest expense accounted for $567,000 and $540,000, respectively. The increase in salaries and benefits expense resulted primarily from CCB which accounted for $451,000 of the increase. Other non-interest expenses increased primarily due to CCB related charges of $164,000, and costs associated with outsourced internal audit, consulting and advertising costs. During the nine month period ended December 31, 2006, non-interest expense increased $2.8 million, or 19.6%, to $16.9 million compared to $14.1 million for the same period last year. The increase in non-interest expense was primarily due to $1.3 million in merger expenses related to the CCB acquisition, $791,000 in total CCB related operations expenses and other increases related to consulting, outsourced audit, advertising and ATM charges. While the Company’s efficiency ratio exceeds its peers, it reflects investment in the franchise that the Company believes will result in higher earnings going forward. In addition, management continues to conduct reviews of costs to improve the Company’s efficiency ratio and expects to realize synergies upon full conversion of CCB’s core banking processing systems.

Income Tax Expense. For the three months ended December 31, 2006, the Company recorded income before taxes of $1.1 million compared to $1.2 million for the same period last year. The recorded income tax expense for the period was $427,000 compared to $440,000 for the same period last year. However, during the quarter the Bank recorded $738,000 in tax credits resulting from qualifying funding under the terms of the NMTC award. The third quarter of fiscal 2006 included a $500,000 credit from the recovery of income tax expense attributable to the release of contingency reserves for closed tax examination years. The net effect of these tax adjustments resulted in net tax benefits of $311,000 and $60,000 for the third quarters of fiscal 2007 and 2006, respectively. For the nine months ended December 31, 2006, the Company’s income before taxes decreased $2.5 million to $967,000 compared to income of $3.5 million from the same period last year. The Company’s income tax provision also decreased $1.1 million to a tax benefit of $330,000 for the nine months ended December 31, 2006, compared to a tax expense of $733,000 for the same period last year. The Company will be required to adopt FIN48 as of April 1, 2007, and has not yet determined the effect on the consolidated financial condition or results of operations. For additional disclosure regarding FIN48 see Notes to Consolidated Financial Statements, Note 6, “Recent Accounting Pronouncements.”

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2006 in Item 7A of the Company’s 2006 10-K and is incorporated herein by reference. The Company believes that there has been no material changes in the Company’s market risk at December 31, 2006 compared to March 31, 2006.

ITEM 4.       Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report. During the period covered by this quarterly report, the Company identified a material weakness in its internal control over financial reporting, which is a significant portion of its disclosure controls and procedures, which affected the Company's cash flow statement as of June 30, 2006. As a result of carrying out the remediation efforts described below, however, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

During the period covered by this quarterly report, the Company identified a material weakness, in internal control over financial reporting, that existed as of June 30, 2006. Specifically, the Company’s controls intended to ensure the proper classification of cash flows related to certain mortgage loans that the Company had originated with the intent to sell and related to certain sales of loans that it originally intended for its portfolio were not effective as of June 30, 2006. As a result of this material weakness, the Company is filing this report on Form 10-Q to restate its Consolidated Statements of Cash Flows for the quarter ended June 30, 2006 and the Company will amend its 2006 Form 10-K to restate its Consolidated Statements of Cash Flows for Fiscal Years 2006, 2005 and 2004.

The restatements will solely affect the classification of these activities and subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows and will have no impact on the net increase in total cash and cash equivalents as set forth in the Consolidated Statement of Cash Flows for any of the previously reported periods. The restatements will not affect the Company’s Consolidated Statements of Financial Condition, Consolidated Statement of Operations and Consolidated Statement of Changes in Stockholders Equity for the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

Changes in Internal Control Over Financial Reporting

Since the Company identified the material weakness of internal control over financial reporting described above, it has engaged in the following remediation efforts.  The Company has completed an analysis of the components of the Consolidated Statements of Cash Flows which resulted in the above described restatements, and, as a result, it has redesigned and strengthened the control processes surrounding the preparation of the Consolidated Statements of Cash Flows.

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings

Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to our audited Consolidated Financial Statements in the 2006 10-K and is incorporated herein by reference. There have been no material changes with regard to such legal proceedings since the filing of the 2006 10-K.

ITEM 1A.     Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 10-K and Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. There has been no material change in risk factors relevant to our operations since September 30, 2006.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006, the Holding Company purchased an additional 3,000 shares of its common stock under its stock repurchase program. To date, Carver has purchased a total of 103,274 shares of the total 231,635 approved under the program which leaves the number of shares yet to be repurchased at 128,361. Based on the closing price of Carver’s common stock on December 31, 2006 of $15.58, the approximate value of the 128,361 shares was $2,000,000.

ITEM 6.      Exhibits

The following exhibits are submitted with this report:

Exhibit 3.1       Certificate of Incorporation of Carver Bancorp, Inc. (1)

Exhibit 3.2       Amended and Restated Bylaws of Carver Bancorp, Inc. (2)

Exhibit 11.       Computation of Earnings (Loss) Per Share.

Exhibit 31.1     Certification of Chief Executive Officer.

Exhibit 31.2     Certification of Chief Financial Officer.

Exhibit 32.1     Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2     Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

CARVER BANCORP, INC.

Date: February 20, 2007                                 /s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Date: February 20, 2007                                 /s/ Roy Swan
Roy Swan
Executive Vice President and Chief Financial Officer