Form 10-K/A
period 2006-03-31
CARVER BANCORP INC
filed 2007-03-01
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate  by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

 ☐ Large Accelerated   ☐ Accelerated   ☒ non-accelerated

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 15, 2006, there were 2,502,247 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates (based on the closing sales price of $17.39 per share of the registrant’s common stock on June 15, 2006) was approximately $43.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2006 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Carver Bancorp, Inc. (the “Company”) is filing this amendment No. 1 to its Annual Report on Form 10-K for the year ended March 31, 2006, to reflect the restatement of its Consolidated Statements of Cash Flows, as discussed in Note 1 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8: Financial statements and supplementary data. Except for Items 7, 8 and 9A of Part II, no other information in the Form 10-K is being amended by this amendment. This amendment continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure in this Amendment to speak as of any later date.

2

CARVER BANCORP, INC.
2006 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the Company's success in implementing its new business initiatives, including expanding its product line, adding new branch offices and ATM centers and successfully re-building its brand image;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	legislative or regulatory changes which may adversely affect the Company’s business;

•	technological changes which may be more difficult or expensive than we anticipate;

•	changes in interest rates which may reduce net interest margins and net interest income;

•	changes in deposit flows, loan demand or real estate values which may adversely affect the Company’s business;

•	changes in accounting principles, policies or guidelines which may cause the Company’s condition to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality;

•	success in integrating Community Capital Bank into Carver operations;

•	the ability of the Company to realize cost efficiencies; and

•
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

PART I

ITEM 1. BUSINESS

OVERVIEW

Carver Federal Savings Bank, a wholly owned subsidiary of Carver Bancorp, Inc., is the largest African-American operated savings bank in the nation, with $661 million in assets as of March 31, 2006. Headquartered in the heart of the Harlem community of New York City, Carver Federal Savings Bank has eight branch offices, five stand-alone 24/7 ATM centers, and over 120 employees. Carver Federal Savings Bank’s consumer and commercial offerings include an array of deposit and real estate loan products that facilitate investing, savings and borrowing by its customers. Carver Federal Savings Bank also offers wealth management products through a third party provider.

GENERAL DESCRIPTION OF BUSINESS

Carver Bancorp, Inc.

Carver Bancorp, Inc., a Delaware corporation (on a stand-alone basis, the “Holding Company” or “Registrant”), is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and its subsidiaries (collectively, the “Bank” or “Carver Federal”), Carver Statutory Trust I (the “Trust”) and Alhambra Holding Corporation, a Delaware corporation (“Alhambra”). The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred debt securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. The Holding Company formed Alhambra to hold the Holding Company’s investment in a commercial office building that was subsequently sold in March 2000. Alhambra is currently inactive. Collectively, the Holding Company, the Bank and the Holding Company’s other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”

On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of Reorganization, dated May 21, 1996, each share of the Bank’s outstanding common stock was exchanged for one share of common stock of the Holding Company. On January 11, 2000, the Holding Company sold, pursuant to a Securities Purchase Agreement, dated January 11, 2000, in a private placement 40,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Morgan Stanley & Co. Incorporated (“MSDW”) and 60,000 Shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Provender Opportunities Fund L.P. (“Provender”). On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc (“KBW”). On October 15, 2004, both MSDW and KBW elected to convert their Preferred Shares into shares of the Holding Company’s common stock, thus an additional 208,333 shares of common stock were issued to these parties.

On April 6, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (‘CCB”), a Brooklyn-based community bank with approximately $162 million in assets, in a cash transaction valued at $11.1 million, or $40.00 per Community Capital share. The agreement has been approved by the Boards of Directors of both companies and, on June 28, 2006, was also approved by the stockholders of Community Capital. The transaction is subject to and is awaiting regulatory approval and is expected to close by September 30, 2006. The acquisition of CCB and its award-winning small business lending platform will expand the Company’s ability to capitalize on substantial growth, especially in the small business market.

The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank. The Holding Company’s executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company’s telephone number is (718) 230-2900.

Carver Federal Savings Bank

Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the “FHLB-NY”). Carver Federal converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank.

Carver Federal was founded as an African-American operated institution to provide residents of under-served communities with the ability to invest their savings and obtain credit. Carver Federal’s principal business consists of attracting deposit accounts through its eight branch offices and investing those funds in mortgage loans and other investments permitted to federal savings banks. Based on its asset size as of March 31, 2006, Carver Federal is the largest African-American operated financial institution in the United States.

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2006, this subsidiary had $218,000 in total capital and a minimal net operating loss. At March 31, 2006 no foreclosed real estate was held by the Company, however as a result of a property tax redemption, the Bank, through its subsidiary Carver Realty Corp., took fee ownership of a vacant tract of land in Bayshore, NY. See Note 1 of Notes to Consolidated Financial Statements. Carver Federal also owns CFSB Credit Corp., an inactive subsidiary originally formed to undertake the Bank’s credit card issuances. During the fourth quarter of the fiscal year ended March 31, 2003 (“fiscal 2003”), Carver Federal formed Carver Asset Corporation, a wholly owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2006 Carver Asset Corporation owned mortgage loans valued at approximately $131 million. On August 18, 2005 Carver Federal formed Carver Community Development Corp. (“CCDC”), a wholly owned community development entity whose purpose is to make qualified business loans in low-income communities. As of March 31, 2006 CCDC had no assets or results from operations.

Carver Federal’s current operating strategy consists primarily of: (1) the origination and purchase of one- to four-family residential, commercial, construction and multifamily real estate loans in its primary market area; (2) investing funds not utilized for loan originations or purchases in the purchase of United States government agency securities and mortgage-backed securities; (3) developing a commercial line of business through the pending acquisition of CCB in the fiscal year ended March 31, 2007 (“fiscal 2007”); (4) generating fee income by attracting and retaining core deposit accounts, and expanding its ATM network and sale of wealth management products; and (5) continuing to monitor and control its expenses by efficiently utilizing personnel, branch facilities and alternative delivery channels (telephone banking, online banking, and ATMs) to service its customers. The business is not operated in such a way that would require segment reporting.

Carver Federal’s primary market area for deposits consists of the areas currently served by its eight branch offices with an anticipation of two additional offices with the successful acquisition of CCB. Carver Federal considers its primary lending market to include Bronx, Kings, New York and Queens counties, together comprising New York City, and lower Westchester County, New York. See “Item 2—Properties.”

Although Carver Federal’s branch offices are located in areas that were historically underserved by other financial institutions, Carver Federal is facing increasing competition for deposits and residential mortgage lending in its immediate market areas. Management believes that this competition has become more intense as a result of an increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act (“CRA”) and the improving economic conditions in its market area. The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank’s most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. Competition for deposits also comes from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Many of Carver Federal’s competitors have substantially greater resources than Carver Federal and offer a wider array of financial services and products than Carver Federal. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges Carver Federal faces in expanding its current market share and growing its near term profitability. The Bank believes that it can compete with these institutions by offering a competitive range of products and services through personalized service and community involvement and by growing the customer base and product suite with the pending acquisition of CCB.

Carver continues to evaluate acquisition opportunities as part of its strategic objective for long term growth and may acquire directly or indirectly through Carver Federal.

As of June 15, 2006, Carver Federal had 126 full-time equivalent employees, none of whom was represented by a collective bargaining agreement. The Bank considers its employee relations to be satisfactory.

Available Information

The Company makes available on or through its internet website, http://www.carverbank.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.

In addition, certain other basic corporate documents, including our Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of our Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of our annual meeting are posted on our website. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary’s office by mail at 75 West 125th Street, New York, NY 10027 or by e-mail at corporatesecretary@carverbank.com.

Lending Activities

General. Carver Federal’s principal lending activity is the origination or purchase of first mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties. Carver Federal also originates or participates in loans for the construction or renovation of commercial properties and residential housing developments. In addition, Carver Federal provides permanent and end loan financing upon completion of construction and, to a lesser extent, originates secured consumer and business loans. First mortgage loan purchases during the fiscal year ended March 31, 2006 (“fiscal 2006”), accounted for 46.5% of loan additions. In order to achieve the Bank’s loan growth objectives, loan purchases are made to supplement originations.

Loan Portfolio Composition. Gross loans receivable increased by $71.4 million, or 16.7%, to $496.2 million at March 31, 2006 compared to $424.7 million at March 31, 2005. Carver Federal’s net loan portfolio as a percentage of total assets increased to 74.7% at March 31, 2006 compared to 67.4% at March 31, 2005. One- to four-family mortgage loans totaled $143.4 million, or 28.9% of Carver Federal’s total gross loan portfolio, multifamily loans totaled $104.7 million, or 21.1% of total gross loans, non-residential real estate loans, which includes commercial and church loans, totaled $154.0 million, or 31.1% of total gross loans, and construction loans, net of loans in process, totaled $92.5 million, or 18.6% of total gross loans. Consumer (credit card loans, personal loans, and home improvement loans) and business loans totaled $1.5 million, or 0.3% of total gross loans.

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

Allowance for loan losses was substantially unchanged at $4.0 million at March 31, 2006 compared to $4.1 million at March 31, 2005. During fiscal 2006 $82,000 in net charge-offs were recorded and no additional provisions for loan losses were established. See “—Asset Quality—Asset Classification and Allowance for Losses.”

The following table sets forth selected data relating to the composition of Carver Federal’s loan portfolio by type of loan at the dates indicated.

	At March 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family	$143,433	28.91%	$155,797	36.69%	$98,645	27.80%	$71,735	24.20%	$122,814	41.84%
Multifamily	104,718	21.11%	101,899	23.99%	120,252	33.88%	131,749	44.45%	118,589	40.39%
Non-residential	154,044	31.05%	116,769	27.49%	102,641	28.92%	79,244	26.74%	40,101	13.66%
Construction	92,511	18.64%	48,579	11.43%	27,376	7.71%	11,539	3.89%	9,742	3.32%
Consumer and business (1)	1,453	0.29%	1,697	0.40%	6,010	1.69%	2,125	0.72%	2,328	0.79%
Total gross loans	496,159	100.00%	424,741	100.00%	354,924	100.00%	296,392	100.00%	293,574	100.00%

Add:
Premium on loans	1,890		1,743		1,264		867		906
Less:

Deferred fees and loan discounts	(602)		(400)		(163)		(363)		(642)
Allowance for loan Losses	(4,015)		(4,097)		(4,125)		(4,158)		(4,128)
Net loan portfolio	$493,432		$421,987		$351,900		$292,738		$289,710

(1) Includes personal, credit card, home equity, home improvement and business loans.

One- to Four-Family Residential Lending. Traditionally, Carver Federal’s lending activity has been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences. Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $750,000. Approximately 95% of Carver Federal’s one- to four-family residential mortgage loans at March 31, 2006 had adjustable rates and approximately 5% had fixed rates. Over the last fiscal year, Carver Federal has shifted its efforts from primarily originating and purchasing one- to four-family residential loans to more profitable non-residential and construction real estate loans. This has resulted in a $12.4 million reduction in one- to four-family residential real estate loans.

Carver Federal’s one- to four-family residential mortgage loans are generally for terms of 30 years, amortized on a monthly basis, with principal and interest due each month. Residential mortgage loans often remain outstanding for significantly shorter periods than their contractual terms. These loans customarily contain “due-on-sale” clauses that permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property. Also, borrowers may refinance or prepay one- to four-family residential loans at their option without penalty.

The Bank’s lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under certain special loan programs, Carver Federal originates and sells loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 97%.

Carver Federal’s fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to Federal National Mortgage Association (“FNMA”), the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2006, the Bank, through its sub-servicers, serviced $22.8 million in loans for FNMA and $10.4 million for other third parties.

Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans. These loans are generally retained in Carver Federal’s portfolio although they may be sold on the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin. The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

The retention of adjustable-rate loans in Carver Federal’s portfolio helps reduce Carver Federal’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank’s adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Adjustable-rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although decreases in the Bank’s cost of funds would tend to offset this effect.

Multifamily Real Estate Lending. Carver Federal continued to originate and purchase multifamily loans during fiscal 2006. Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Over the past several years, Carver Federal has expanded its presence in the multifamily lending market in the New York City metropolitan area. At March 31, 2006, multifamily loans totaled $104.7 million, or 21.1% of Carver Federal’s gross loan portfolio.

Carver Federal’s multifamily product guidelines generally require that the maximum LTV not exceed 80% based on the appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio (“DSCR”) of at least 1.25 on multifamily loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily mortgage loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank, on a case-by-case basis, originates ten-year fixed rate loans.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a loan risk-rating system. Under the risk-rating system, all commercial real estate loans are risk-rated internally at the time of origination and again annually to evaluate any changes in the credit profile of the borrower and the underlying collateral. Carver Federal’s independent internal loan review personnel prepare written summary reports of multifamily real estate loan relationships of $250,000 to $2.0 million while an independent consulting firm prepares a written report for relationships exceeding $2.0 million. Summary reports are then reviewed by the Internal Asset Review Committee for changes in the credit profile of individual borrowers and the portfolio as a whole.

Non-residential Real Estate Lending. Carver Federal’s non-residential real estate lending activity consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area. Non-residential real estate lending entails additional risks compared with one- to four-family residential and multifamily lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property. Carver Federal’s maximum LTV on non-residential real estate mortgage loans is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.30 on non-residential real estate loans. The Bank requires the assignment of rents of all tenants’ leases in the mortgaged property, which serves as additional security for the mortgage loan. At March 31, 2006, non-residential real estate mortgage loans totaled $154.0 million, or 31.1% of the gross loan portfolio. This balance also reflects a year over year increase of $37.3 million which is in line with the Bank’s objective of investing in higher yielding loans.

All non-residential real estate loans are risk rated internally. At least annually, Carver Federal’s loan review personnel prepare written summary reports for relationships of $250,000 to $2.0 million. An independent third party also risk-rates and produce written summary reports for non-residential loans over $2.0 million.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2006, loans to churches totaled $14.6 million, or 2.9% of the Bank’s gross loan portfolio. These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio. The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 25 church loans in the Bank’s loan portfolio.

Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church’s congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization’s financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis of the church to determine its ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor of the congregation. The Bank may also require the church to obtain key person life insurance on specific members of the church’s leadership. Asset quality in the church loan category has been strong throughout Carver Federal’s history. Management believes that Carver Federal remains a leading lender to churches in its market area.

Construction Lending. The Bank originates or participates in construction loans for new construction and renovation of churches, multifamily buildings, residential developments, community service facilities and affordable housing programs. Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family, multifamily or mixed use and commercial real estate in the Bank’s market area. The Bank’s construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank’s mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank’s permanent mortgage loan financing for the mortgaged property. Carver Federal has established additional criteria for construction loans to include an engineer’s plan and cost review on all construction budgets with appropriate interest reserves for loans in excess of $250,000.

Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one- to four-family mortgage loans.

At March 31, 2006, the Bank had $92.5 million (net of $61.0 million of committed but undisbursed funds) in construction loans outstanding, comprising 18.6% of the Bank’s total gross loan portfolio. The balance at March 31, 2006 is reflective of a $43.9 million, or 90.4 % increase over the last fiscal year, consistent with management’s objective to add higher yielding loans to portfolio. Purchased construction loans represent 66.9% of total construction loans in portfolio.

Consumer and Business Loans. At March 31, 2006, the Bank had approximately $1.5 million in consumer and business loans, or 0.3% of the Bank’s gross loan portfolio. At March 31, 2006, $1.2 million, or 83.9% of the Bank’s consumer and business loans, was unsecured and $234,000, or 16.1%, was secured by savings deposits. At the end of the fiscal year ended March 31, 2005 (“fiscal 2005”) the Bank froze all undrawn available credit lines on its credit card product in an effort to terminate this product and collect repayments on outstanding balances and related finance charges. Effective March 31, 2006 all unsecured credit card accounts were converted to fixed rate installment loans with an amortization period not to exceed 48 months. The Bank had discontinued the origination of unsecured commercial business loans during the fourth quarter of the fiscal year ended March 31, 1999. However, during the fourth quarter of the fiscal year ended March 31, 2006, Carver Federal’s Board of Directors approved the launch of an unsecured Overdraft Line of Credit (“ODLOC”) product for personal account relationships only and approved the Bank to provide back-up liquidity for highly rated U.S. corporate commercial paper borrowers (“CP Back-up”) where a minority bank is the administrative agent and is syndicated entirely to a minority bank group. As of March 31, 2006, Carver Federal originated 17 ODLOCs with $25,450 in commitments. The Bank subsequent to the fiscal year end entered into one minority bank CP Back-up facility for $6.325 million with an AAA rated U.S. corporate borrower and more CP Back-up facilities are anticipated for the fiscal year ending March 31, 2007. The Bank is paid a commitment fee for this product.

Consumer loans generally involve more risk than first mortgage loans. Collection of a delinquent loan is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral. In underwriting secured consumer loans other than secured credit cards, Carver Federal considers the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See “—Asset Quality—Non-performing Assets.”

Loan Processing. Carver Federal’s loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank’s personnel who receive a base salary, commissions and other incentive compensation. Loan application forms are available at each of the Bank’s offices. All real estate loan and unsecured loan applications are forwarded to the Bank’s Lending Department for underwriting pursuant to standards established in Carver’s loan policy.

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

Upon receipt of a completed loan application from a prospective borrower, a credit report and other verifications are ordered to confirm specific information relating to the loan applicant’s income and credit standing. It is the Bank’s policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent fee appraiser approved by the Bank.

It is Carver Federal’s policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies must be obtained. Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance.

Loan Approval. Except for loans in excess of $5.0 million, mortgage loan approval authority has been delegated by the Bank’s Board of Directors (“Board”) to the Board’s Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank’s Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $2.0 million. All one- to four-family mortgage loans that conform to FNMA standards and limits may be approved by the Residential Mortgage Loan Underwriter. Any loan that represents an exception to the Bank’s lending policies must be ratified by the next higher approval authority. Loans above $5.0 million must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans.

Loans to One Borrower. Under the loans-to-one-borrower limits of the Office of Thrift Supervision (“OTS”), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “—Regulation and Supervision—Federal Banking Regulation—Loans to One Borrower Limitations.” At March 31, 2006, the maximum loan to one borrower under this test would be $9.9 million and the Bank had no relationships that exceeded this limit.

Loan Sales. Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal does occasionally fund loans secured by property in other areas. All such loans, however, satisfy the Bank’s underwriting criteria regardless of location. The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of either FNMA or SONYMA to provide opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

Loan Originations and Purchases. Loan originations were $111.3 million in fiscal 2006 compared to $85.8 million in fiscal 2005 and $87.1 million in the fiscal year ended March 31, 2004 (“fiscal 2004”). The increase in loan originations in fiscal 2006 can be attributed to the Bank’s commitment to increasing its market share. The market continues to be challenging as new lenders enter the already fiercely competitive marketplace.

During fiscal 2006, Carver Federal purchased a total of $96.1 million of mortgage loans, consisting of performing adjustable-rate one- to four-family, construction and non-residential mortgage loans to supplement its origination efforts. This represented 46.5% of Carver Federal’s addition to its loan portfolio during fiscal 2006. The Bank purchases loans in order to increase interest income and to manage its liquidity position. The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on multifamily and non-residential real estate mortgage loans, including those in construction, as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders. Loans purchased in fiscal 2006 decreased $8.1 million, or 7.7%, from loan purchases of $104.7 million during fiscal 2005.

The following table sets forth certain information with respect to Carver Federal’s loan originations, purchases and sales during the periods indicated.

	Year Ended March 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans Originated:
One- to four-family	$15,132	8.18%	$15,437	8.46%	$14,284	8.33%
Multifamily	18,063	9.77	15,969	8.75	5,771	3.37
Non-residential	33,582	18.16	30,823	16.89	50,373	29.38
Construction	44,040	23.80	23,351	12.79	12,050	7.02
Consumer and business (1)	532	0.29	221	0.13	4,662	2.72
Total loans originated	111,349	60.21	85,801	47.02	87,140	50.82
Loans purchased (2)	96,140	51.98	104,734	57.39	93,694	54.64
Loans sold (3)	(22,543)	(12.19)	(8,043)	(4.41)	(9,358)	(5.46)
Net additions to loan portfolio	$184,946	100.00%	$182,492	100.00%	$171,476	100.00%

(1) Comprised of credit card, personal, home improvement and secured business loans.
(2) Comprised primarily of one- to four-family mortgage loans, multifamily mortgage loans and construction loans.
(3)  Comprised primarily of one- to four-family loans.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank’s purchased loans are generally acquired without recourse and in accordance with the Bank’s underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates. The Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans secured by property secured outside its market area to meet its financial objectives. During fiscal 2006, the properties securing purchased loans were concentrated primarily in New York and to a lesser extent, Vermont, New Jersey and Massachusetts. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal’s market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal’s market area. There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

In an effort to reduce these risks, the Bank has sought to ensure that purchased loans satisfy the Bank’s underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. A Lending Department officer monitors the inspection and confirms the review of each purchased loan. Carver Federal also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within 90 days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

Interest Rates and Loan Fees. Interest rates charged by Carver Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum yield requirements for loans purchased by secondary market sources. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the banking industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the general supply of money in the economy, tax policies and governmental budget matters.

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

In addition to the foregoing fees, Carver Federal receives fees for servicing loans for others, which in turn generally are sub-serviced for Carver Federal by a third party servicer. Servicing activities include the collection and processing of mortgage payments, accounting for loan repayment funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their effect on the demand for loans in the Bank’s market area.

Loan Maturity Schedule. The following table sets forth information at March 31, 2006 regarding the amount of loans maturing in Carver Federal’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal’s actual repayment experience to differ significantly from that shown below.

	Due During the Year Ending			Due three
	March 31,			to five	Due five to	Due ten to	Due after
	2007	2008	2009	years	ten years	20 years	20 years	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$2,251	$2,288	$1,020	$32,744	$456	$2,446	$102,228	$143,433
Multifamily	4,407	6,595	16,412	22,945	17,045	11,228	26,086	104,718
Non-residential	10,545	10,299	18,029	78,330	17,590	8,634	10,617	154,044
Construction	73,444	19,067	-	-	-	-	-	92,511
Consumer and business loans	14	116	48	938	224	103	10	1,453
Total	$90,661	$38,365	$35,509	$134,957	$35,315	$22,411	$138,941	$496,159

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

	Due After March 31, 2007
	Fixed	Adjustable	Total
		( In thousands )
Real Estate Loans:
One- to four-family	$7,454	$133,728	$141,182
Multifamily	33,583	66,728	100,311
Non-residential	36,526	106,973	143,499
Construction	-	19,067	19,067
Consumer and business loans	1,085	354	1,439
Total	$78,648	$326,850	$405,498

Asset Quality

General. One of the Bank’s key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank’s financial condition. Such strategies, as well as the Bank’s concentration on one- to four-family, commercial mortgage lending (which includes multifamily and non-residential real estate loans) and construction lending, the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

The underlying credit quality of the Bank’s loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral should be adequate to secure the loan. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which, in turn, is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets, may also impact the borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

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

When a borrower fails to make a payment on a consumer loan, steps are taken by Carver Federal’s loan servicing department to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (15 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed if applicable. If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower. If the loan remains delinquent, it is reviewed for charge-off. The Bank’s collection efforts generally continue after the loan is charged off.

The following table sets forth information with respect to Carver Federal’s non-performing assets at the dates indicated.

	At March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans accounted for on a non-accrual basis (1):
Real estate:
One- to four-family	$1,098	$149	$558	$1,113	$756
Multifamily	763	167	1,532	-	253
Non-residential	-	665	-	639	1,754
Construction	865	-	23	23	23
Consumer and business	4	17	10	27	37
Total non-accrual loans	2,730	998	2,123	1,802	2,823

Accruing loans contractually past due 90 days or more	-	-	-	-	-

Total of non-accrual and accruing 90-day past due loans	$2,730	$998	$2,123	$1,802	$2,823

Other non-performing assets (2):
Real estate:
Land	26	-	-	-	-
Total other non-performing assets	26	-	-	-	-
Total non-performing assets (3)	$2,756	$998	$2,123	$1,802	$2,823

Non-performing loans to total loans	0.55%	0.23%	0.60%	0.61%	0.96%
Non-performing assets to total assets	0.42%	0.16%	0.39%	0.36%	0.63%

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

At March 31, 2006, total non-performing assets increased by $1.8 million to $2.8 million compared to $998,000 at March 31, 2005. At March 31, 2006 other non-performing assets of $26,000 relates to one parcel of land that Carver Federal acquired as a result of a property tax redemption. The increase in total non-performing assets for fiscal 2006 primarily reflects three additional one-to four-family residential real estate loans. Increases in non-performing asset levels are consistent with the growth the Bank experienced in its loan portfolio during the fiscal year. Management believes the Bank’s current level of non-performing assets to total loans remains within the range of its peers.

There were no accruing loans contractually past due 90 days or more at March 31, 2006 and March 31, 2005, reflecting the continued practice adopted by the Bank during the fiscal year ended March 31, 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

Asset Classification and Allowances for Losses. Federal regulations and the Bank’s policies require the classification of assets on the basis of quality on a quarterly basis. An asset is classified as “substandard” if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered un-collectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director.

At March 31, 2006, Carver Federal had $2.2 million of loans classified as substandard which represented 0.3% of the Bank’s total assets. As of March 31, 2005 the Bank had $1.0 million as loans classified as substandard, representing 0.2% of the Bank’s total assets. There were no loans classified as doubtful or loss at March 31, 2006 and March 31, 2005.

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with the savings institution as to the appropriate level of the institution’s allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Carver Federal’s assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal’s reported financial condition and results of operations.

Carver Federal’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. The Internal Asset Review Committee conducts reviews of the Bank’s loans on at least a quarterly basis and evaluates the need to establish general and specific allowances on the basis of this review. In addition, management actively monitors Carver Federal’s asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

Additionally, the Internal Asset Review Committee reviews Carver Federal’s assets on a quarterly basis to determine whether any assets require classification or re-classification. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Board has designated the Internal Asset Review Committee to perform quarterly reviews of the Bank’s asset quality, and their report is submitted to the Board for review. The Asset Liability and Interest Rate Risk Committee of the Board establishes policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank’s and the industry’s historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See “—Lending Activities—Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank’s income. General allowances are established by the Board on at least a quarterly basis based on an assessment of risk in the Bank’s loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

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

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of year	$4,097	$4,125	$4,158	$4,128	$3,551
Loans charged-off:
Real Estate:
One- to four-family	17	8	6	2	-
Non-residential	-	-	55	-	-
Consumer and business	100	65	264	226	500
Total Charge-offs	117	73	325	228	500

Recoveries:
One- to four-family	5	-	107	-	3
Non-residential	-	-	10	-	-
Consumer and business	30	45	175	258	174
Total Recoveries	35	45	292	258	177
Net loans charged-off (recovered)	82	28	33	(30)	323
Provision for losses	-	-	-	-	900
Balance at end of year	$4,015	$4,097	$4,125	$4,158	$4,128

Ratio of net charge-offs to average loans outstanding	0.02%	0.01%	0.01%	-0.01%	0.11%
Ratio of allowance to total loans	0.81%	0.96%	1.16%	1.40%	1.41%
Ratio of allowance to non-performing assets (1)	147.07%	410.65%	194.30%	230.74%	146.23%

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

	At March 31,
	2006		2005		2004		2003		2002
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Loans:
Real Estate
One- to four-family	$565	28.91%	$528	36.69%	$355	27.80%	$298	24.20%	$429	41.84%
Multifamily	1,084	21.11%	898	23.99%	1,240	33.88%	656	44.45%	1,468	40.39%
Non-residential	960	31.05%	1,129	27.49%	853	28.92%	1,967	26.74%	729	13.66%
Construction	303	18.64%	212	11.43%	158	7.71%	170	3.89%	76	3.32%
Consumer and business	442	0.29%	554	0.40%	487	1.69%	344	0.72%	377	0.79%
Unallocated	661	N/A	776	N/A	1,032	N/A	723	N/A	1,049	N/A
Total Allowance for loan losses	$4,015	100.00%	$4,097	100.00%	$4,125	100.00%	$4,158	100.00%	$4,128	100.00%

Investment Activities

General. The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank’s liquidity policy requires that cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that securities be classified into three categories:  trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At March 31, 2006, the Bank had no securities classified as trading. At March 31, 2006, $81.9 million, or 75.6% of the Bank’s mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $26.4 million, or 24.4%, was classified as held-to-maturity.

Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities in order to achieve its asset/liability management goals and collateral needs. Although mortgage-backed securities generally yield from 60 to 100 basis points less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See “—Regulation and Supervision—Federal Banking Regulation—QTL Test” and “Federal and State Taxation.”

At March 31, 2006, mortgage-backed securities constituted 14.6% of total assets, as compared to 20.2% of total assets at March 31, 2005. Carver Federal maintains a significant portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA and FHLMC participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2006 constituted $91.7 million, or 95.6% of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

The following table sets forth the carrying value of Carver Federal’s mortgage-backed securities at the dates indicated.

	At March 31,
	2006	2005	2004
	(In thousands)
Available-for-Sale:
GNMA	$63,007	$83,425	$55,512
Fannie Mae	4,589	8,149	12,626
FHLMC	2,209	3,908	6,712
Total available-for-sale	69,805	95,482	74,850
Held-to-Maturity:
GNMA	$809	$1,070	$1,465
Fannie Mae	7,900	10,780	20,386
FHLMC	17,372	19,115	21,305
Other	323	337	318
Total held-to-maturity	26,404	31,302	43,474
Total mortgage-backed securities	$96,209	$126,784	$118,324

The following table sets forth the scheduled final maturities, book and fair values for Carver Federal’s mortgage-backed securities at March 31, 2006. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

			Weighted
	Book	Fair	Average
	Value	Value	Rate
	(Dollars in thousands)

Available-for-sale :
One through five years	$300	$303	6.23%
Five through ten years	1,524	1,471	4.53%
After ten years	68,600	68,031	3.78%
	$70,424	$69,805	3.81%
Held-to-maturity:
One through five years	$50	$50	5.69%
After ten years	26,354	25,830	5.65%
	$26,404	$25,880	5.65%

Other Investment Securities. In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. In fiscal 2005, as a result of the attempted acquisition of Independence Federal Savings Bank (“IFSB”), Carver invested in 150,000 shares of IFSB common stock totaling $3.1 million. However, on May 11, 2005, subsequent to the termination of that acquisition agreement, the Company sold its entire equity investment in IFSB for an aggregate price of $1.6 million.

The following table sets forth the carrying value of Carver Federal’s other securities available-for-sale at the dates indicated.

	At March 31,
	2006	2005	2004
	(In thousands)
U.S. Government and Equity securities:
Available-for-sale	$12,077	$22,551	$21,553

The following table sets forth by scheduled maturities the book and fair values for Carver Federal’s other securities available -for-sale at March 31, 2006.

			Weighted
	Book	Fair	Average
	Value	Value	Rate
	(In thousands)
Available-for-sale:
Less than one year	$2,000	$1,982	2.43%
One through five years	10,386	10,095	3.85%
	$12,386	$12,077	3.62%

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB stock and a sufficient amount of liquid assets which may be invested in cash and specified securities. For additional information, see “—Regulation and Supervision—Federal Banking Regulation—Liquidity.”

The following table sets forth the carrying value of Carver Federal’s investment in FHLB stock and liquid assets at the dates indicated.

	At March 31,
	2006	2005	2004
	(In thousands)

FHLB stock	$4,627	$5,125	$4,576
Federal funds sold	8,700	6,800	8,200

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of Carver Federal’s funds for lending and other investment purposes. In addition to deposits, Carver Federal derives funds from loan principal repayments, loan and investment interest payments, maturing investments and fee income. Loan and mortgage-backed securities repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates, pricing of deposits, competition and general economic conditions. Borrowed money may be used to supplement the Bank’s available funds, and from time to time the Bank borrows funds from the FHLB and has borrowed funds through repurchase agreements.

Deposits. Carver Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal’s policies are designed primarily to attract deposits from local residents and businesses through the Bank’s branch offices. Carver Federal also holds deposits from various governmental agencies or authorities and corporations. At March 31, 2006 the Bank held $10.6 million in brokered deposits, specifically certificates of deposits.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank’s funds acquisition and liquidity requirements, the rates paid by the Bank’s competitors, current market rates, the Bank’s growth goals and applicable regulatory restrictions and requirements.

The following table sets forth the change in dollar amount of deposits accounts offered by Carver Federal between the dates indicated. In fiscal 2006 the Bank opened one additional stand-alone ATM in Bedford Stuyvesant, Brooklyn. During fiscal 2005 the Bank opened two branch offices as well as two stand-alone ATMs. The first branch office and ATM were opened in July 2004 at Atlantic Terminal in Fort Greene, Brooklyn. A second ATM at 116th Street and a branch office at 145th Street in Harlem were opened in December 2004 and January 2005, respectively. During fiscal 2004 the Bank opened two stand-alone ATMs in Harlem and a new branch office in Jamaica, Queens. The Bank’s branch offices on 116th Street and 145th Street in Harlem and in Jamaica operate in New York State designated Banking Development Districts (“BDD”), which allow Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. As of March 31, 2006, Carver Federal held $136.1 million in BDD deposits.

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)

Deposits at beginning of year	$455,870	$375,519	$349,066
Net increase before interest credited	39,847	74,896	21,804
Interest credited	8,921	5,455	4,649
Deposits at end of year	$504,638	$455,870	$375,519

Net increase during the year:
Amount	$48,768	$80,351	$26,453
Percent	10.7%	21.4%	7.6%

The following table sets forth the distribution in the various types of the Bank’s deposit accounts and the related weighted average interest rates paid at the dates indicated.

	At March 31,
	2006			2005			2004
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$31,085	6.2%	-%	$25,570	5.6%	-%	$20,966	5.6%	-%
NOW demand	27,904	5.5	0.31	24,095	5.3	0.30	22,671	6.0	0.30
Savings and clubs	139,724	27.7	0.68	137,810	30.2	0.62	131,120	34.9	0.60
Money market savings	40,045	7.9	2.41	36,294	8.0	1.34	30,842	8.2	0.74
Certificates of deposit	263,963	52.3	3.76	229,685	50.4	2.30	168,066	44.8	1.97
Other	1,917	0.4	1.47	2,416	0.5	1.13	1,854	0.5	1.46
Total	$504,638	100.0%	2.37%	$455,870	100.0%	1.47%	$375,519	100.0%	1.18%

The following table sets forth the amount and maturities of certificates of deposit in specified weighted average interest rate categories at March 31, 2006.

	Period to Maturity						March 31,
	Less Than			After	Total	Percent
Rate	One Year	1-2 Years	2-3 Years	3 Years	2006	of Total	2005	2004
	(Dollars in thousands)
0% - 0.99%	$635	$16	$10	$85	$746	0.28%	$688	$29,848
1% - 1.99%	8,826	304	7	-	9,137	3.46	122,459	69,434
2% - 3.99%	105,120	14,943	7,862	9,677	137,602	52.13	92,181	53,294
4% and over	102,997	4,932	2,577	5,972	116,478	44.13	14,357	15,490
Total	$217,578	$20,195	$10,456	$15,734	$263,963	100.00%	$229,685	$168,066

Carver Federal’s certificates of deposit of $100,000 or more were $183.5 million as of March 31, 2006 compared to $161.7 million at March 31, 2005. These certificates of deposit over $100,000 include BDD deposits of $136.1 million and $101.0 million at March 31, 2006 and 2005, respectively. Other deposits with balances of $100,000 or more totaled $ 80.9 million and $64.8 million at March 31, 2006 and 2005, respectively.

Borrowed Money. Deposits are the primary source of funds for Carver Federal’s lending, investment and general operating activities. Carver Federal is authorized, however, to use advances and securities sold under agreements to repurchase (“Repos”) from the FHLB and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver Federal is required to own stock in the FHLB and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are secured by Carver Federal’s stock in the FHLB and a pledge of Carver Federal’s mortgage loan and mortgage-backed securities portfolios. One of the elements of Carver Federal’s investment strategy is to leverage the balance sheet by increasing liabilities with FHLB advances and Repos and investing borrowed funds primarily in adjustable-rate mortgage loan and mortgage-backed securities products.

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

The following table sets forth certain information regarding Carver Federal’s borrowed money at the dates and for the periods indicated:

	At or for the Year Ended March 31,
	2006	2005	2004
Amounts outstanding at the end of year:	(Dollars in thousands)
FHLB-NY advances	$80,935	$102,500	$91,516
Guaranteed preferred beneficial interest in junior subordinated debentures	12,857	12,799	12,741
Loan for employee stock ownership plan	-	-	25

Rate paid at year end:
FHLB-NY advances	4.13%	3.78%	3.92%
Guaranteed preferred beneficial interest in junior subordinated debentures	7.97%	6.08%	4.16%
Loan for employee stock ownership plan	-	-	4.00%

Maximum amount of borrowing outstanding at any month end:
FHLB-NY advances	$112,488	$112,506	$112,030
Guaranteed preferred beneficial interest in junior subordinated debentures	12,857	12,799	12,742
Loan for employee stock ownership plan	-	-	207

Approximate average amounts outstanding for year:
FHLB-NY advances	$94,798	$97,013	$99,359
Guaranteed preferred beneficial interest in junior subordinated debentures	12,827	12,768	6,854
Loan for employee stock ownership plan	-	-	137

Approximate weighted average rate paid during the year (1):
FHLB-NY advances	3.81%	3.71%	3.74%
Guaranteed preferred beneficial interest in junior subordinated debentures	7.50%	5.49%	4.78%
Loan for employee stock ownership plan	-	-	4.07%

(1) The approximate weighted average rate paid during the year was computed by dividing the average amounts outstanding into the related interest expense for the year.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OTS. The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund (“SAIF”), and it is a member of the FHLB. The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the “SEC”) under the federal securities laws. The OTS and the FDIC periodically perform safety and soundness examinations of the Bank and the Holding Company and test our compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

Federal Banking Regulation

Activity Powers. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (“HOLA”), and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law.

Loans to One Borrower Limitations. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank’s unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2006, the Bank’s limit on loans to one borrower based on its unimpaired capital and surplus was $9.9 million.

QTL Test. Under HOLA, the Bank must comply with a qualified thrift lender (“QTL”) test. Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter. In addition, if the Bank does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible. At March 31, 2006, the Bank maintained approximately 69.3% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

Generally, tangible capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank’s risk profile. At March 31, 2006, the Bank exceeded each of its capital requirements with a tangible capital ratio of 9.4%, leverage capital ratio of 9.4% and total risk-based capital ratio of 13.2%.

The Federal Deposit Insurance Corporation Improvement Act, as amended (“FDICIA”), requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentrations of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an interest rate risk (“IRR”) component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area. In addition, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institution to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is authorized and, in some cases, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank would be placed in one of the following five categories based on the bank’s regulatory capital: well-capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; or critically undercapitalized.

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law. At March 31, 2006, the Bank was considered well-capitalized by the OTS.

Limitation on Capital Distributions. The OTS imposes various restrictions on the Bank’s ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the OTS at least 30 days before making a capital distribution. However, the Bank must file an application for prior approval if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

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

Liquidity. The Bank maintains liquidity levels to meet operational needs. In the normal course of business, the levels of liquid assets during any given period are dependent on operating, investing and financing activities. Cash and due from banks, federal funds sold and repurchase agreements with maturities of three months or less are the Bank’s most liquid assets. The Bank maintains a liquidity policy to maintain sufficient liquidity to ensure its safe and sound operations.

Branching. Subject to certain limitations, federal law permits the Bank to establish branches in any state of the United States. The authority for the Bank to establish an interstate branch network would facilitate a geographic diversification of the Bank’s activities. This authority under federal law and OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment. Under the Community Reinvestment Act, as amended (“CRA”), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does however require the OTS, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

In particular, the system focuses on three tests:

(1)	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

(2)
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

(3)	a service test, to evaluate the institution’s delivery of banking services through its branch offices, ATM centers and other offices.

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” CRA rating in its most recent examination conducted in 2004.

Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. The Holding Company has no such agreements in place at this time.

Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” and insiders is limited by OTS regulations and by Sections 23A, 23B, 22 (g) and 22 (h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board (“FRB”). Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. At March 31, 2006, there were no loans to officers or directors.

The FRB has confirmed its previous interpretations of Sections 23A and 23B of the FRA with Regulation W. The OTS has also conformed its regulations to agree with Regulation W. Regulation W made various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an “affiliate” subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

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

Assessment. The OTS charges assessments to recover the cost of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2006, Carver paid $143,000 in OTS assessments.

Enforcement. The OTS has primary enforcement responsibility over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

Standards for Safety and Soundness. The OTS has adopted guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, OTS regulations authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Insurance of Deposit Accounts. The Bank is a member of the SAIF and pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, BIF, which primarily insures the deposits of banks and state chartered savings banks. Under federal law, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period: (1) well-capitalized, (2) adequately capitalized and (3) undercapitalized. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of the deposit insurance fund to 1.25%.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.44% per $100,000 of insured deposits to fund interest payments on the bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. The Bank’s total expense in fiscal 2006 for FDIC assessment for FICO bonds interest payments was $61,000. Due to the Bank’s favorable assessment risk classification there was no deposit insurance assessment on our deposits for fiscal 2006.

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

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be adversely affected. Dividends from FHLB-NY to the Bank amounted to $274,000 for fiscal 2006, $130,000 for fiscal 2005 and $126,000 for fiscal 2004. In the third quarter of fiscal 2004, the FHLB-NY suspended dividend payments to stockholders due to losses in its securities portfolio, but resumed payment in the fourth quarter. The dividend rate paid on FHLB stock at March 31, 2006 was 5.25%.

Under the Gramm-Leach-Bliley Act, as amended (“Gramm-Leach”), which repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank. Gramm-Leach also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six months notice) and Class B (redeemable on five years notice). Pursuant to regulations promulgated by the Federal Housing

Finance Board, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB-NY. The FHLB-NY, however, has postponed the implementation of the new capital plan, and the new implementation date has not yet been determined.

Federal Reserve System. Under the FRB’s regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3% must be maintained against aggregate transaction accounts between $7.0 million and $48.3 million (subject to adjustment by the FRB), and (b) a reserve of $1.2 million and 10% (subject to adjustment by the FRB between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $48.3 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

Privacy Protection. Carver Federal is subject to OTS regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. The Bank has a policy to comply with the foregoing guidelines.

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

Gramm-Leach restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as Carver, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

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

(3)	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

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

Federal Securities Laws. The Holding Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Delaware Corporation Law. The Holding Company is incorporated under the laws of the State of Delaware. Thus, it is subject to regulation by the State of Delaware and the rights of its shareholders are governed by the General Corporation Law of the State of Delaware.

New York State Banking Regulations. The New York State Banking Department has adopted Section 6-L to the banking law and regulations which impose restrictions and limitations on certain high cost home loans made by any individual or entity, including a federally-chartered savings bank, that originates more than one high cost home loan in New York State in a 12-month period. Among other things, the regulations and statute prohibit certain mortgage loan provisions and certain acts and practices by originators and impose certain disclosure and reporting requirements. It is unclear whether these provisions would be preempted by Section 5(a) of HOLA, as implemented by the lending and investment regulations of the OTS. The OTS has not yet adopted regulations regarding high-cost mortgage loans and is currently considering whether it will do so. Although the Bank does not originate loans that meet the definition of “high-cost mortgage loan” under the proposed regulations, in the event the Bank determines to originate such loans in the future, the Bank may be subject to such regulation, if adopted as proposed.

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

Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs.

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•	Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Holding Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable-year ending March 31st, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank’s tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Holding Company.

Bad Debt Reserves. Prior to fiscal 2004 the Bank met the requirement as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts with respect to “qualifying loans,” which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank’s taxable income. In fiscal years 2006, 2005 and 2004 the Bank was not considered to be a small bank as total assets exceeded $500 million.

Distributions. To the extent that the Bank makes “non-dividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank’s “base year reserve,” i.e., its reserve as of March 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank’s taxable income.

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

State and Local Taxation

State of New York. The Bank and the Holding Company are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax. “Entire net income” means federal taxable income with adjustments. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank’s deductions for additions to its reserve for bad debts. The New York State franchise tax rate based upon entire net income for both fiscal years 2006 and 2005 was 9.03%, (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. 60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions to Carver Federal received from Carver Asset Corporation are eligible for the New York State dividends received deduction. However, the Holding Company has been subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for both fiscal years 2006 and 2005 based upon alternative entire net income. For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.

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

Carmelo Felix, age 56, has served as Senior Vice President and Chief Auditor since January 2005. Mr. Felix was previously Deputy General Manager at Korea Exchange Bank’s Regional Headquarters for the Americas where he was responsible for the administration of the bank’s Internal Audit Department in the Western Hemisphere.

William Gray, age 50, has served as Senior Vice President and Chief Financial Officer since February 2002. Mr. Gray had been employed at the Dime Savings Bank of New York since 1992, most recently serving as Vice President/Director of Business Unit Planning and Support in the Controller’s Department where he was responsible for identifying and evaluating strategic initiatives for several businesses.

Margaret D. Peterson, age 54, has served as Senior Vice President and Chief Human Resources Officer since June 2002. She joined Carver in October 1999 as Senior Vice President and Chief Administrative Officer. Ms. Peterson came to Carver from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources.

ITEM IA. RISK FACTORS

Risk is an inherent part of Carver’s business and activities. The following is a summary of risk factors relevant to the Company’s operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Changes in interest rate environment may negatively affect Carver’s net income, mortgage loan originations and valuation of available for sale securities. The Company’s earnings depend largely on the relationship between the yield on interest-earning assets, primarily our mortgage loans and mortgage-backed securities, and the cost of deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for products and services. Carver is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.

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

The Company’s objective is to fund its liquidity needs primarily through lower costing deposit growth. However, from time to time Carver Federal borrows from the FHLB. More recently, the cost of deposits and the rate to borrow have become significantly higher with the rising interest rate environment, which has negatively impacted net interest income.

During fiscal 2006, the Federal Open Market Committee (“FOMC”) raised the federal funds rate eight times (a total of 200 basis points). U.S. Treasury yields have increased in fiscal 2006 from fiscal 2005 with the exception of the 30-year U.S. Treasury yield, which has decreased. Although U.S. Treasury yields have risen, yields on the longer term maturities have not risen to the same degree as shorter term yields. This has resulted in a significant flattening of the U.S. Treasury yield curve. The Bank’s short-term borrowings, as well as its deposits, are generally priced relative to short-term U.S. Treasury yields; whereas its mortgage loans and mortgage-backed securities are generally priced relative to medium-term (two-to-five years) U.S. Treasury yields. The flattening of the yield curve reduces the spread between the yield on our interest-earning assets and the cost of deposits and borrowings, thereby reducing net income.

Interest rates are expected to continue to fluctuate and the Company cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. Carver Federal’s securities portfolio is comprised primarily of adjustable rate securities. As interest rates have continued to rise, there has been an improvement in the valuation of the Bank’s available for sale securities.

Carver’s results of operations are affected by economic conditions in the New York metropolitan area. At March 31, 2006, a significant portion of the Bank’s lending portfolio was concentrated in the New York metropolitan area. As a result of this geographic concentration, Carver’s results of operations are largely dependent on economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

Strong competition within Carver’s market areas could hurt expected profits and slow growth. The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and with greater financial resources. Additionally, various large out-of-state financial institutions continue to enter the New York metropolitan area market. All are considered competitors to varying degrees.

Carver Federal faces intense competition both in making loans and attracting deposits. Competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. The Bank also faces competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Market area competition is a factor in pricing the Bank’s loans and deposits, which could reduce net interest income. Competition also makes it more challenging to effectively grow loan and deposit balances. The Company’s profitability depends upon its continued ability to successfully compete in its market areas.

The Bank’s increased emphasis on non-residential and construction real estate lending may create increased exposure to lending risks. At March 31, 2006, $246.6 million, or 49.7%, of our total loan portfolio consisted of non-residential and construction real estate loans compared to $165.3 million, or 38.9% at March 31, 2005. Non-residential and construction real estate loans generally involve a greater degree of credit risk than one- to-four family loans because they typically have larger balances and are more sensitive to changes in the economy. Payments on these loans often depend upon the successful operation and management of the underlying properties and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

Carver Federal's ability to pay dividends or lend funds to the Company is subject to regulatory limitations which may prevent the Company from making future dividend payments or principal and interest payments on its debt obligation. Carver is a unitary savings and loan association holding company regulated by the OTS and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OTS regulates all capital distributions by the Bank to the Company, including dividend payments. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OTS prior to each capital distribution. The OTS will disallow any proposed dividend that would result in failure to meet the OTS’ minimum capital requirements. Based on Carver Federal's current financial condition, it is not expected that this provision will have any impact on the Company’s receipt of dividends from the Bank. Payment of dividends by Carver Federal also may be restricted at any time, at the discretion of the OTS, if it deems the payment to constitute an unsafe or unsound banking practice.

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

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations. Financial institution regulation has been the subject of significant legislation and may be the subject of further significant legislation in the future, none of which is in the Company’s control. Significant new laws or changes in, or repeals of, existing laws, including with respect to federal and state taxation, may cause results of operations to differ materially. In addition, cost of compliance could adversely affect Carver’s ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Carver Federal, particularly as implemented through the Federal Reserve System. A material change in any of these conditions could have a material impact on Carver Federal, and therefore on the Company’s results of operations.

Carver faces system failure risks and security risks. The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems. Fire, power loss or other failures may effect Carver’s computer equipment and other technology. Also, the Company’s computer systems and network infrastructure could be damaged by "hacking" and "identity theft."

Our business could suffer if we fail to retain skilled people. The Company’s success depends on its ability to attract and retain key employees reflecting current market opportunities and challenges. Competition for the best people is intense, and the Company’s size and limited resources may present additional challenges in being able to retain the best possible employees.

Acts or threats of terrorism, military activity, and other political actions could adversely affect general economic or industry conditions. Geopolitical conditions may affect the Company’s earnings. Furthermore, acts of terrorism, and the government's reaction to such acts, could affect business and earnings.

A natural disaster could harm Carver’s business. Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and financial information systems.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

The Bank currently conducts its business through one administrative office and eight branch offices (including the 125th Street office) and five stand-alone ATM centers and stand-alone ATMs. Carver Federal entered into a license agreement with Essex Corporation on March 23, 2004 to operate an Investment Center at the Bank’s Malcolm X Boulevard branch office but does not share any other owned or leased spaces with any other businesses. The following table sets forth certain information regarding Carver Federal’s offices and other material properties at March 31, 2006. The Bank believes that such facilities are suitable and adequate for its operational needs.

			Lease	Percentage	Net Book
	Year	Owned or	Expiration	Space	Value of
	Opened	Leased	Date	Utilization	Property
					(In thousands)
MAIN OFFICE
75 West 125th Street	1996	Owned		100	$5,583
New York, NY

BRANCH OFFICES
1281 Fulton Street
Brooklyn, NY	1989	Owned		70	1,403

1009-1015 Nostrand Avenue
Brooklyn, NY	1975	Owned		100	312

115-02 Merrick Boulevard
Jamaica, NY	1996	Leased	02/2011	75	266

130 Malcolm X Boulevard
New York, NY	2001	Leased	05/2006	100	535

158-45 Archer Avenue
Jamaica, New York	2003	Leased	07/2018	100	847

1 Hanson Place
Brooklyn, NY	2004	Leased	07/2014	100	1100

300 West 145 Street
New York, NY	2004	Leased	12/2009	100	461

ATM CENTERS
503 West 125th Street
New York, NY	2003	Leased	03/2013	100	133

601 West 137th Street
New York, NY	2003	Leased	10/2013	100	139

1 Hanson Place
Brooklyn, NY	2004	Leased	07/2009	100	15

1400 5th Avenue
New York, NY	2005	Leased	08/2013	100	132

1950 Fulton Street
New York, NY	2005	Leased	01/2010	100	172

Total					$11,098

The net book value of Carver Federal’s investment in premises and equipment totaled approximately $13.2 million at March 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2006, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended March 31, 2006, no matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Holding Company’s common stock is listed on the American Stock Exchange under the symbol “CNY.” As of June 15, 2006, there were 2,502,247 shares of the common stock outstanding, held by approximately 1,079 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2006				Fiscal Year 2005
June 30, 2005	$18.75	$16.90	$0.08	June 30, 2004	$23.95	$19.15	$0.05
September 30, 2005	$17.35	$16.30	$0.08	September 30, 2004	$20.45	$17.95	$0.07
December 31, 2005	$16.70	$15.00	$0.08	December 31, 2004	$20.82	$18.55	$0.07
March 31, 2006	$17.32	$15.00	$0.08	March 31, 2005	$20.07	$18.38	$0.07

The Board initially established the payment of a quarterly dividend to common shareholders on January 9, 2003. Subsequently, each quarter the Board meets to decide on the amount per share to be declared. On May 9, 2006, the Holding Company’s Board of Directors declared a $0.08 cash dividend to shareholders for the fourth quarter of fiscal 2006, this represents a $0.03 per share increase from the $0.05 paid at inception of the Board establishing payment of a quarterly dividend.

Under OTS regulations, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders’ equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank’s conversion to stock form. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank’s net income for that year plus its retained net income for the prior two years. For information concerning the Bank’s liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements.

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

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as part	that May Yet Be
	Shares	Price Paid	of Publicly	Purchased Under the
	Purchased	per Share	Announced Plans	Plans
January 1, 2006 through
January 31, 2006	300	15.44	300	140,361
February 1, 2006 through
February 28, 2006	-	-	-	140,361
March 1, 2006 through
March 31, 2006	-	-	-	140,361

	-	15.44	-

Carver has three equity compensation plans: (1) The Management Recognition Plan (“MRP”) which provides for automatic grants of restricted stock to certain employees as of the date the plan became effective in June of 1995. Additionally, the MRP makes provision for added discretionary grants of restricted stock to those employees so selected by the Compensation Committee of the Board who administers the plan. (2) The Incentive Compensation Plan (“ICP”) provides for grants of cash bonuses, restricted stock and stock options to the employees selected by the Compensation Committee. (3) The Option Plan provides for automatic option grants to certain employees as of the date the plan became effective in June of 1995, and like the MRP, also makes provision for added discretionary option grants to those employees so selected by the Compensation Committee. Additional information regarding Carver’s equity compensation plans is incorporated by reference from the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with our consolidated financial statements and related notes.

	At or for the Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Assets	$660,993	$626,377	$538,830	$509,845	$450,306
Loans, net	493,432	421,987	351,900	292,738	289,710
Securities	108,286	149,335	139,877	165,585	105,464
Cash and cash equivalents	22,904	20,420	22,774	23,160	34,851
Deposits	504,638	455,870	375,519	349,066	327,542
Borrowed funds	93,792	115,299	104,282	108,996	75,651
Long-term Obligations	48,153	84,129	80,506	91,762	60,749
Stockholders' equity	$48,697	$45,801	$44,645	$41,073	$36,742
Number of deposit accounts	41,614	40,199	38,578	41,220	41,200
Number of offices	8	8	6	5	5

Operating Data:
Interest income	$32,385	$28,546	$26,234	$27,390	$28,395
Interest expense	13,493	9,758	8,700	8,983	12,047
Net interest income	18,892	18,788	17,534	18,407	16,348
Provision for loan losses	-	-	-	-	900
Net interest income after provision for loan losses	18,892	18,788	17,534	18,407	15,448
Non-interest income	5,341	4,075	5,278	3,161	4,485
Non-interest expenses	19,134	18,696	15,480	14,704	14,339
Income before income taxes	5,099	4,167	7,332	6,864	5,594
Income taxes	1,329	1,518	2,493	3,033	881
Net income	$3,770	$2,649	$4,839	$3,831	$4,713
Basis earnings per common share	$1.50	$1.06	$2.03	$1.59	$1.98
Diluted earnings per common share	$1.47	$1.03	$1.87	$1.52	$1.89
Cash dividends per common share	$0.32	$0.26	$0.20	$0.10	$0.05

Selected Statistical Data:
Return on average assets (1)	0.60%	0.45%	0.93%	0.83%	1.11%
Return on average equity (2)	7.93	5.80	11.40	9.77	13.78
Net interest margin (3)	2.97	3.41	3.56	4.26	4.09
Average interest rate spread (4)	3.18	3.26	3.40	4.08	3.89
Efficiency ratio (5)	78.96	81.77	67.86	68.18	77.89
Operating expense to average assets (6)	3.04	3.21	2.97	3.18	3.37
Average equity to average assets	7.54	7.84	8.13	8.48	8.03
Common Dividend payout ratio (7)	20.63	24.64	9.86	3.19	2.55

Asset Quality Ratios:
Non-performing assets to total assets (8)	0.42%	0.16%	0.39%	0.36%	0.63%
Non-performing assets to total loans receivable (8)	0.55	0.23	0.60	0.61	0.96
Allowance for loan losses to total loans receivable	0.81	0.96	1.16	1.40	1.41

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards and actions of regulatory agencies.

Executive Summary

Carver Bancorp, Inc., is a bank holding company organized under the laws of the state of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. Carver is committed to providing superior customer service while offering a range of banking products and financial services to our retail and commercial customers. The Holding Company’s primary subsidiary is Carver Federal Savings Bank, which operates from eight branch offices in the New York City boroughs of Manhattan, Brooklyn and Queens.

Consistent with the thrift industry, Carver Federal’s net income is dependent primarily on net interest income, which is the difference between interest income earned on its loan, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. In addition, net income is affected by the level of provision for loan losses, as well as non-interest income and operating expenses. The interest rate climate in 2006 was a challenging one for the industry and therefore Carver, as net interest margin declined following interest rate policy by the Federal Reserve over the last two years, which had the effect of substantially reducing the margin between earning assets and liabilities. Carver’s core strategy continues to emphasize increasing assets, namely commercial real estate loans, and liabilities, primarily core deposits, sourced through our branch offices. In addition, the company is aggressively working to reduce costs, to improve its efficiency ratio, following investments in new branch offices and ATM locations, to increase the Bank’s presence in its core marketplace.

Merger with Community Capital Bank

In addition to these and other steps to grow organically, Carver is actively pursuing acquisition opportunities to expand its presence in markets consistent with its urban niche, which are designed to increase assets and/or fee income. As a result, on April 5, 2006, the Bank entered into a definitive agreement to acquire Community Capital Bank (“CCB”), a leader in providing loans to small businesses in New York City’s urban marketplace, in a cash transaction valued at $11.1 million. The acquisition was approved by CCB shareholders on June 28, 2006 and is expected to close by September 30, 2006, subject to customary closing conditions including regulatory approvals.

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

Fiscal 2006

Throughout fiscal 2006 the interest rate environment continued to negatively impact the Bank’s net interest margin. To stem margin loss, the Bank successfully implemented a strategy to increase assets when accretive while replacing securities with higher yielding mortgage loans. Additionally, higher costing borrowings were replaced with lower costing deposits. The growth in assets and deposits followed investments in new branch and ATM locations, new product offerings, and marketing efforts. However, these investments and others increased the Bank’s operating expenses. With diligent cost cutting efforts and outsourcing strategies the growth in expenses was limited and resulted in modest improvements to the Bank’s efficiency ratio.

In fiscal 2006, the Bank experienced strong growth in its core business with increases in net loans receivable and deposits, compared to March 31, 2005. During fiscal 2006, the national and local real estate markets remained strong and continued to support Carver’s lending abilities increasing the loan portfolio despite the fact that loan repayments remained high, at fiscal 2005 levels. Deposits rose through growth in our checking, money market and certificate of deposit accounts. Both the securities and borrowings portfolios were reduced, consistent with our strategy to use normal cash flows from the repayment of mortgage-backed securities as well as the increase in deposits to fund higher yielding loans and repay borrowings.

The FOMC raised the federal funds rate eight times resulting in an increase of 200 basis points during the fiscal year. While short term U.S. treasury yields have risen, yields on the longer end of the treasury yield curve have not risen to the same degree as short term yields resulting in a significant flattening of the U.S. Treasury yield curve. Additionally, there was interest rate volatility within individual quarters, which resulted in volatility in cash flows and refinance activity. As a result of this rate environment and despite the growth in our balance sheet, Carver’s net interest income remained relatively flat while net interest margin declined year over year.

As previously noted, fiscal 2006 reflected strong growth in the Bank’s loan portfolio while maintaining solid asset quality. As a result, the Company did not provide for additional loan loss reserves as it considers the current allowance for loan losses to be adequate.

The Bank’s strategy to enhance fee income from operations has resulted in year over year increases in depository fees and charges, primarily ATM fees, debit card income and commissions from the sale of investments and insurance. In addition, the Bank benefited from improvements in loan fees and service charges, primarily loan prepayment penalty income.

Net income for fiscal 2006 was impacted by increased expenses resulting from the full year effect of expanding the Bank’s franchise in fiscal 2005. During fiscal 2005, the Bank successfully opened two full service state-of-the-art branch offices, one in Brooklyn and the other in Harlem. Additionally, the Bank opened two 24/7 ATM banking centers in Harlem and Brooklyn in fiscal 2005 and stand alone ATMs in Brooklyn in fiscal 2006. These investments increased operating expenses substantially. During fiscal 2006, in an effort to control expenses, Carver implemented company-wide cost cutting initiatives including the outsourcing of several technology functions as well as a number of corporate administrative functions. These efforts helped hold expenses to a modest increase in expenses year over year.

Fiscal 2007

The outlook for fiscal 2007 reflects many of the economic and competitive factors that the Bank and the banking industry faced in fiscal 2006. As a result, we expect the operating environment to remain challenging with short-term interest rates continuing to rise while medium- and long term interest rates remain stable or rise moderately, which could have the effect of exerting further pressure on the Bank’s net interest margin. Structurally, the Bank’s balance sheet exhibits an asset sensitive bias over the long term. As a result, the Bank’s greatest exposure is to a lower rate environment as asset yields would be expected to decline while deposit costs would be expected to stabilize. Should rates continue to rise, additional margin compression would be expected in the near term, however, management anticipates that the Bank’s balance sheet would benefit over time from a prolonged rising rate environment.

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

Notably, on June 1, 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an allocation of $59 million in New Markets Tax Credits (“NMTC”) to provide loans to business willing to invest in low-income communities, including small business and certain real estate loans and other investments. The allocation was awarded to Carver Community Development Corporation, a for profit Community Development Entity (“CDE”) created by the Bank. Tax credits awarded by the government through the NMTC program enable loans to be made with advantaged terms including, in some cases, below market interest rates, thereby increasing capital to underserved communities. The NMTC program provides a credit to Carver Federal against federal income taxes when the Bank makes an equity investment in its CDE, which in turn uses this investment to make qualified loans in low-income communities, consistent with Carver’s marketplace. The allocations are expected to be made available during calendar year 2007, and annually thereafter over a seven year period. During this period, the Bank will be able to receive 39% of the award or approximately $23 million in tax credits to be claimed over a seven year period, consistent with the CDE’s ability to make loans meeting the Treasury Department’s guidelines. A substantial portion of this benefit will be utilized for revitalization of our community, pursuant to the goals of the NMTC program. However, executing this program well is expected to increase our lending in our marketplace and improve shareholder value by reducing the Bank’s taxes. Carver is gratified to have been selected upon its first application in a highly competitive selection process.

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

Regarding mortgage lending, the strength of originations and the purchase mortgage market coupled with the anticipated reduced level of loan prepayments should result in continued strong loan portfolio growth in fiscal 2007. Products such as sub-prime and jumbo mortgages for sale in the secondary market were introduced in fiscal 2006 to address the needs of additional prospective borrowers. Added emphasis to promote these products will be provided in fiscal 2007 in an effort to further fuel fee income growth. Planned net income growth in fiscal 2007 will be achieved by expanding non-interest income and emphasizing cost containment measures in fiscal 2007 thereby lowering the Bank’s efficiency ratio. It is anticipated that if further flattening of the U.S. Treasury yield curve occurs, the Bank may utilize the cash flow of an expansion in its core business to reduce its securities and borrowing portfolios, thereby limiting asset growth.

The retail and lending teams of Carver and CCB are developing a strategy to onboard CCB customers and increase products to deepen those relationships, in addition to new business activities designed to capitalize on Carver’s larger footprint. In addition we are evaluating strategies to increase efficiencies and maximize the combination of the Company’s balance sheets.

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

Asset/Liability Management

Net interest income, the primary component of Carver Federal’s net income, is determined by the difference or “spread” between the yield earned on interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of such assets and liabilities. Because Carver Federal’s interest-bearing liabilities consist primarily of shorter term deposit accounts, Carver Federal’s interest rate spread can be adversely affected by changes in general interest rates if its interest-earning assets are not sufficiently sensitive to changes in interest rates. The Bank has sought to reduce its exposure to changes in interest rates by more closely matching the effective maturities and repricing periods of its interest-earning assets and interest-bearing liabilities through a variety of strategies, including the origination and purchase of adjustable-rate mortgage loans for its portfolio, investment in adjustable-rate mortgage-backed securities and shorter-term investment securities and the sale of all long term fixed-rate mortgage loans originated into the secondary market.

Discussion of Market Risk—Interest Rate Sensitivity Analysis

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank’s assets and liabilities, and the market value of all interest-earning assets, other than those which are short term in maturity. Since all of the Company’s interest-bearing liabilities and virtually all of the Company’s interest-earning assets are held by the Bank, most of the Company’s IRR exposure is retained by the Bank. As a result, all significant IRR management procedures are performed at the Bank. Based upon the Bank’s nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank does not own any trading assets.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver Federal had a negative one-year gap equal to 25.48% of total rate sensitive assets at March 31, 2006. As a result, Carver Federal’s net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2006. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank’s actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.

	Three		Over One
	or	Four to	Through	Over Three	Over Five	Over
	Less	Twelve	Three	Through	Through	Ten
	Months	Months	Years	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Rate Sensitive Assets:
Loans and mortgage-backed securities	$95,862	$34,878	$96,802	$56,499	$150,598	$155,001	$589,640
Federal funds sold and interest earning deposits	9,300	-	-	-	-	-	9,300
Investment securities	969	3,839	7,847	4,038	11	-	16,704
Total interest-earning assets	106,131	38,717	104,649	60,537	150,609	155,001	615,644
Rate Sensitive Liabilities:
NOW demand	4,539	5,236	12,564	10,652	14,085	11,914	58,990
Savings and clubs	9,561	9,647	19,159	12,126	29,483	59,747	139,723
Money market savings	2,437	1,360	8,668	19,895	3,018	4,667	40,045
Certificates of deposit	40,617	176,961	30,680	14,883	818	3	263,962
Borrowings	18,867	32,484	44,165	-	194	-	95,710
Total interest-bearing liabilities	$76,021	$225,688	$115,236	$57,556	$47,598	$76,331	$598,430

Interest Sensitivity Gap	$30,110	$(186,971)	$(10,587)	$2,981	$103,011	$78,670	$17,214

Cumulative Interest Sensitivity Gap	$30,110	$(156,861)	$(167,448)	$(164,467)	$(61,456)	$17,214	-
Ratio of Cumulative Gap to Total Rate
Sensitive assets	4.89%	-25.48%	-27.20%	-26.71%	-9.98%	2.80%

The table above assumes that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

Certain shortcomings are inherent in the method of analysis presented in the table above. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, credit risk may increase as many borrowers may experience an inability to service their debt in the event of a rise in interest rate. Virtually all of the adjustable-rate loans in Carver Federal’s portfolio contain conditions that restrict the periodic change in interest rate.

Net Portfolio Value (“NPV”) Analysis. As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the NPV methodology.

Under this methodology, IRR exposure is assessed by reviewing the estimated changes in net interest income (“NII”) and NPV that would hypothetically occur if interest rates rapidly rise or fall along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2006, is an analysis of the Bank’s IRR as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank’s current capital position. The Bank considers its level of IRR for fiscal 2006, as measured by changes in NPV, to be minimal. The information set forth below relates solely to the Bank; however, because virtually all of the Company’s IRR exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company’s IRR.

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
+300 bp	69,337	(18,204)	-21%	10.55%	-226 bp
+200 bp	76,222	(11,319)	-13%	11.43%	-138 bp
+100 bp	82,270	(5,271)	-6%	12.18%	-63 bp
0 bp	87,541	-	-	12.81%	-
-100 bp	91,875	4,334	5%	13.31%	+50 bp
-200 bp	95,524	7,983	9%	13.71%	+90 bp

March 31, 2006
Risk Measures: +200 BP Rate Shock
Pre-Shock NPV Ratio: NPV as % of PV of Assets	12.81%
Post-Shock NPV Ratio	11.43%
Sensitivity Measure; Decline in NPV Ratio	138 bp

Certain shortcomings are inherent in the methodology used in the above IRR measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Carver Federal’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of Carver Federal’s IRR exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver Federal’s net interest income and may differ from actual results.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal’s average interest-earning assets and average interest-bearing liabilities and reflects the average yield on assets and the average cost of liabilities for the years indicated. These yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds which are derived from daily balances. The use of average monthly balances instead of average daily balances on all other accounts should not result in material differences in the information presented.

The table also presents information for the years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

	Month Ended March 31, 2006		Year Ended March 31, 2006
	Average	Average	Average		Average
	Balance	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning Assets:
Loans (1)	$487,937	6.77%	$443,461	$26,563	5.99%
Investment securities (2)	18,105	3.84%	25,698	971	3.78%
Mortgage-backed securities	98,366	4.22%	113,574	4,439	3.91%
Federal funds	5,929	4.37%	12,166	412	3.39%
Total interest-earning assets	610,337	6.25%	594,899	32,385	5.44%
Non-interest-earning assets	34,387		35,198
Total assets	$644,724		$630,097

Interest-bearing Liabilities:
Deposits:
NOW demand	$25,640	0.30%	$24,397	$74	0.30%
Savings and clubs	139,304	0.68%	137,934	919	0.67%
Money market savings	33,806	2.01%	36,583	601	1.64%
Certificates of deposit	259,378	3.76%	237,992	7,297	3.07%
Total deposits	458,128	2.50%	436,906	8,891	2.03%
Mortgagors deposits	1,789	1.46%	2,044	30	1.47%
Borrowed money	98,407	4.56%	107,551	4,572	4.25%
Total deposits and interest-bearing liabilities	558,324	2.86%	546,501	13,493	2.47%
Non-interest-bearing liabilities:
Demand	30,940		29,079
Other liabilities	6,413		6,980
Total liabilities	595,677		582,560
Stockholders' equity	49,047		47,537
Total liabilities and stockholders' equity	$644,724		$630,097
Net interest income				$18,892

Average interest rate spread		3.39%			2.97%

Net interest margin		3.52%			3.18%

Ratio of average interest-earning assets to
interest-bearing liabilities		109.32%			108.86%

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

	Year Ended March 31,
	2005			2004
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$384,916	$22,940	5.96%	$314,297	$20,117	6.40%
Investment securities (2)	29,547	827	2.80%	29,708	1,161	3.91%
Mortgage-backed securities	125,643	4,605	3.67%	126,764	4,789	3.78%
Fed funds sold	10,724	174	1.62%	22,194	167	0.75%
Total interest earning assets	550,830	28,546	5.18%	492,963	26,234	5.32%
Non-interest earning assets	31,677			28,423
Total assets	$582,507			$521,386

Interest Bearing Liabilities:
Deposits
NOW demand	$22,933	$69	0.30%	$23,286	$85	0.37%
Savings and clubs	133,621	801	0.60%	130,509	1,001	0.77%
Money market savings	30,116	302	1.00%	27,662	235	0.85%
Certificates of deposit	208,584	4,258	2.04%	163,382	3,304	2.02%
Total deposits	395,254	5,430	1.37%	344,839	4,625	1.34%
Mortgagers deposits	2,217	25	1.15%	1,643	24	1.46%
Borrowed money	109,787	4,303	3.92%	106,350	4,051	3.81%
Total interest bearing liabilities	507,258	9,758	1.92%	452,832	8,700	1.92%
Non-interest-bearing liabilities:
Demand	22,857			19,408
Other liabilities	6,724			6,746
Total liabilities	536,839			478,986
Stockholders' equity	45,668			42,400
Total liabilities and stockholders' equity	$582,507			$521,386
Net interest income		$18,788			$17,534

Average interest rate spread			3.26%			3.40%

Net interest margin			3.41%			3.56%

Ratio of avgerage interest-earning assets to
interest-bearing liabilities			108.59%			108.86%

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal’s interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by new rate); (2) changes in rates (change in rate multiplied by old volume); and (3) changes in rate/volume. Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	Year Ended March 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$3,489	$134	$3,623	$4,209	$(1,386)	$2,823
Investment securities	(1)	145	144	(5)	(329)	(334)
Mortgage-backed securities	(560)	394	(166)	(41)	(143)	(184)
Fed funds	23	215	238	(186)	193	7
Total interest earning assets	2,951	888	3,839	3,977	(1,665)	2,312

Interest Bearing Liabilities:
Deposits
NOW demand	(4)	(1)	(5)	1	15	16
Savings and clubs	(26)	(83)	(109)	(19)	219	200
Money market savings	(65)	(234)	(299)	(25)	(43)	(68)
Certificates of deposit	(600)	(2,448)	(3,048)	(923)	(31)	(954)
Total deposits	(695)	(2,766)	(3,461)	(966)	160	(806)
Mortgagers deposits	2	(7)	(5)	7	(8)	(1)
Borrowed money	83	(352)	(269)	(149)	(102)	(251)
Total deposits and interest bearing liabilities	(610)	(3,125)	(3,735)	(1,108)	50	(1,058)

Net change in interest income	$2,341	$(2,237)	$104	$2,869	$(1,615)	$1,254

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

At March 31, 2006, total liabilities increased $31.7 million, or 5.5%, to $612.3 million compared to $580.6 million at March

31, 2005. Deposits increased $48.8 million, or 10.7%, to $504.6 million at March 31, 2006 from $455.9 million at March 31, 2005. The increase in deposits was primarily attributable to increases of $34.3 million in certificates of deposit, $9.3 million in demand accounts, $3.8 million in money market accounts and $1.9 million in regular savings and club accounts. Deposit increases reflects $35.0 million in new certificates of deposit from the City and the State under New York State‘s Banking Development District program and new money from the Bank’s increased retail depositors from new branch offices. These additional funds from deposit growth were used to fund loan originations/purchases and repay borrowings. Total FHLB-NY borrowings decreased $21.6 million, or 21.0%, to $80.9 million at March 31, 2006 from $102.5 million at March 31, 2005 as a result of net repayments of maturing advances.

At March 31, 2006, stockholders’ equity increased $2.9 million, or 6.3%, to $48.7 million compared to $45.8 million at March 31, 2005. The increase in stockholders’ equity was primarily attributable to additional retained earnings of $3.0 million and net stock transactions of $349,000 partially offset by $439,000 additional accumulated other comprehensive loss. The change in accumulated other comprehensive loss consists of a net loss of $158,000 related to the mark-to-market of the Bank’s available-for-sale securities and a net reserve of $281,000 for the Company’s unfunded employee pension liability. The Bank’s capital levels meet regulatory requirements of a well capitalized financial institution.

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

Interest income on loans increased by $3.6 million, or 15.8%, to $26.6 million for fiscal 2006 compared to $22.9 million for the prior fiscal year. The increase in interest income from loans was primarily the result of a $58.5 million increase in average loan balances to $443.5 million for fiscal 2006 compared to $384.9 million for fiscal 2005, coupled with the effects of a 3 basis point increase in the average rate earned on loans to 5.99% for fiscal 2006 from 5.96% for the prior fiscal year. The increase in the average balance of loans reflects originations and purchases in excess of principal collections. The minimal increase in the average rate earned on loans was principally due to the repricing of certain construction loans that are tied to short term rates that have increased with the rise in the overnight federal funds rate, see “Item 7. Management Discussion and Analysis—Liquidity and Capital Resources.”

Interest income on mortgage-backed securities decreased by $166,000, or 3.6%, to $4.4 million for fiscal 2006 compared to $4.6 million for the prior fiscal year, reflecting a decrease of $12.1 million in the average balance of mortgage-backed securities to $113.6 million for fiscal 2006 compared to $125.6 million for fiscal 2005. Partially offsetting the decline was an 24 basis point increase in the average rate earned on mortgage-backed securities to 3.91% for fiscal 2006 from 3.67% for the prior fiscal year. The decrease in the average balance of such securities demonstrates Management’s commitment to invest proceeds received from increased deposits and the cash flows from the repayment of investments into higher yielding assets.

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

Interest expense on borrowed money increased by $269,000 or 6.3%, to $4.6 million for fiscal 2006 compared to $4.3 million for the prior fiscal year. The increase in interest expense on borrowed money for fiscal 2006 reflects a rise of 33 basis points in the average cost of borrowed money, primarily the result of increases in the indexed rate of trust preferred debt securities which adjust quarterly and have increased in the current interest rate environment. Partially offsetting the increase was a $2.2 million decline in the average balance of borrowed money reflecting management’s strategy of using deposit growth and cash flows from the repayment of mortgage-backed securities to repay FHLB-NY advances.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. Our net interest income is significantly impacted by changes in interest rate and market yield curves. See “—Discussion of Market Risk—Interest Rate Sensitivity Analysis” for further discussion on the potential impact of changes in interest rates on our results of operations.

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

Provision for Loan Losses

During fiscal 2005 no provision was recorded for loan losses. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and trends in the local and national economy and trends in the real estate market.

During fiscal 2006, the Bank had net charge-offs of $82,000 compared to $28,000 for fiscal 2005. At March 31, 2006, non-performing loans totaled $2.8 million or 0.55% of total loans compared to $998,000, or 0.23% of total loans, at March 31, 2005. At March 31, 2006, the Bank’s allowance for loan losses was $4.0 million compared to $4.1 million at March 31, 2005, resulting in a ratio of the allowance to non-performing loans of 147.1% at March 31, 2006 compared to 410.7% at March 31, 2005, and a ratio of allowance for possible loan losses to total loans of 0.81% and 0.96% at March 31, 2006 and March 31, 2005, respectively. The Bank believes its reported allowance for loan loss at March 31, 2006 is adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see “Item 1—Business—General Description of Business—Asset Quality” and Note 1 of Notes to the Consolidated Financial Statements.

Non-Interest Income

Non-interest income is comprised of loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and certain other miscellaneous non-interest income. Non-interest income increased $1.3 million, or 31.1%, to $5.3 million for fiscal 2006 compared to $4.1 million for fiscal 2005. The rise in non-interest income was comprised of an increase of $363,000 in loan fees and service charges, primarily greater loan prepayment penalty income and late charge fees. Additional depository fees and charges of $246,000 were achieved primarily from higher ATM usage, growth in debit card income and commissions earned on the sale of investments and life insurance. Further contributing to the rise in non-interest income was additional gains on the sale of loans of $267,000, predominantly from the bulk sale of $10.7 million of residential one-to four family mortgage loans. An increase of $77,000 in other income was also achieved primarily as a result of additional income earned on the Bank’s investment in a bank owned life insurance program. Further contributing to the increase in non-interest income year over year was the Company’s recognition of a $1.5 million impairment charge deemed other than temporary in the second quarter of fiscal 2005, resulting from the decline in market price of 150,000 shares of IFSB stock that the Company previously held. Partially offsetting that impairment charge in fiscal 2005 was the receipt of a net $1.1 million Community Development Financial Institutions grant from the Department of the Treasury and a $94,000 gain from the sale of securities.

Non-Interest Expense

Non-interest expense increased by $438,000, or 2.3%, to $19.1 million for fiscal 2006 compared to $18.7 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases in net occupancy and equipment expenses of $327,000 and $331,000, respectively, resulting from the full year effect in fiscal 2006 of the new branch office and ATM center openings in fiscal 2005. Also contributing to the rise in non-interest expense were increases in retail banking chargeoffs, legal fees and insurance costs of $196,000, $160,000 and $112,000, respectively. Partially offsetting the increase in non-interest expense was a charge of $847,000 in fiscal 2005 for merger and acquisition expenses related to the attempted acquisition of IFSB. Much of the increase in the Bank’s operating expenses was a result of the investment made in fiscal 2004 and 2005 to grow the franchise. During fiscal 2006, in an effort to reduce non-interest expenses, the Bank implemented cost cutting strategies by outsourcing our ATM driving technology as well as a number of corporate administrative functions.

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

Interest income on mortgage-backed securities decreased by $184,000, or 3.8%, to $4.6 million for fiscal 2005 compared to $4.8 million for the prior fiscal year, reflecting the combined effects an 11 basis point decrease in the average rate earned on mortgage-backed securities to 3.67% for fiscal 2005 from 3.78% for the prior fiscal year, and a decrease of $1.1 million in the average balance of mortgage-backed securities to $125.6 million for fiscal 2005 compared to $126.8 million for fiscal 2004. The decrease in the average balance of such securities demonstrates Management’s commitment to invest proceeds received from increased borrowings and deposits into higher yielding assets.

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

Interest expense on deposits increased $806,000, or 17.3%, to $5.5 million for fiscal 2005 compared to $4.6 million for the prior fiscal year. This increase is attributable to a $50.4 million, or 14.6%, increase in the average balance of interest-bearing deposits to $395.3 million for fiscal 2005 compared to $344.8 million for fiscal 2004 and, to a much lesser extent, a 3 basis point increase year over year in the cost of average deposits. The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit of $45.2 million, or 27.7%, an increase in the average balance of savings and club accounts of $3.1 million, or 2.4%, and an increase in the average balance of money market accounts of $2.5 million, or 8.92%. The increase in average interest-bearing deposits was achieved largely through deposits generated by the two new branch offices and two new ATMs in fiscal 2005. The slight increase in the average rate paid on deposits was principally due to the ascend in the interest rate environment towards the end of fiscal 2005.

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

Provision for Loan Losses

During fiscal 2005 no provision was recorded for loan losses. During fiscal 2005, the Bank had net charge-offs of $28,000 compared to $33,000 for fiscal 2004. At March 31, 2005, non-performing loans totaled $998,000 or 0.2% of total loans compared to $2.1 million, or 0.6% of total loans, at March 31, 2004. At March 31, 2005, the Bank’s allowance for loan losses was $4.1 million, substantially unchanged from the allowance at March 31, 2004, resulting in a ratio of the allowance to non-performing loans of 410.7% at March 31, 2005 compared to 194.3% at March 31, 2004, and a ratio of allowance for possible loan losses to total loans of 0.96% and 1.16% at March 31, 2005 and March 31, 2004, respectively.

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

Non-Interest Expense

Non-interest expense increased by $3.2 million, or 20.8%, to $18.7 million for fiscal 2005 compared to $15.5 million for the prior fiscal year. The increase in non-interest expense was primarily attributable to increases of $1.9 million in salaries and employee benefits as a result of additions to staff from the branch expansion, severance and related costs of $355,000 and increased costs of benefits plans. Net occupancy and equipment expenses increased $514,000 and $122,000, respectively, mainly as a result of opening the new branch offices and ATMs. Additionally, this fiscal year recorded a charge of $847,000 for merger and acquisition expenses related to the attempted acquisition of IFSB. These increases in non-interest expenses were slightly offset by a year over year $141,000 decrease in other non-interest expense primarily the net result of lower consulting, FDIC deposit assessment and loan related expenses Offset by higher advertising, telephone and retail related expenses.

Income Tax Expense

Income tax expense was $1.5 million for fiscal 2005, a decline of $975,000 or 39.1%, decrease from $2.5 million for fiscal 2004 due to a reduction in the Company’s net income before taxes. The effective tax rate in fiscal 2005 was 36.4%, compared to 34.0% for fiscal 2004.

Liquidity and Capital Resources

Liquidity is a measure of the Bank’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover its ongoing operating expenses. The Company’s primary sources of funds are deposits, borrowed funds, principal and interest payments on loans, mortgage-backed securities and investment securities and fee income. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

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

Congress eliminated the statutory liquidity requirement which required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank’s primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy. The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At March 31, 2006 and 2005, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $25.2 million and $30.2 million, respectively.

The levels of the Bank’s short-term liquid assets are dependent on the Bank’s operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decline, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decelerate. During fiscal 2005 the federal funds rate increased seven separate times resulting in a total increase in the federal funds rate of 175 basis points. The federal funds rate was again raised in fiscal 2006 eight separate times resulting in an additional increase in the federal funds rate of 200 basis points. While the Bank experienced relatively high loan and securities repayments over the last two fiscal years primarily as a result of increased mortgage loan refinancing activity caused by the low longer term interest rate environment, management anticipates a leveling of these prepayments in fiscal 2007 as longer term rates remain at current levels or begin to climb the effect of which can hinder liquidity.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2006, cash and cash equivalents increased by $2.5 million. Net cash provided by operating activities was $7.2 million, representing primarily the proceeds from the sale of loans. Net cash used in investing activities was $31.0 million, which was primarily the result of originations and purchases of loans and purchases of securities partially offset by repayments and maturities of loans and securities sales. Net cash provided by financing activities was $26.4 million, reflecting primarily net increases in deposits partially offset by repayments of borrowings from the FHLB-NY and stock dividend payments.

Off Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending commitments.

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. The Bank has outstanding commitments and contractual obligations as follows:

	March 31,
	2006	2005
	(Dollars in thousands)
Commitments to originate mortgage loans	$64,163	$44,129
Commitments to originate commercial and consumer loans	439	515
Letters of credit	1,795	1,908
Total	$66,397	$46,552

The following table presents the Bank’s contractual obligations at March 31, 2006.

	Payments due by period
Contractual		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
	(In Thousands)
Long term debt obligations:
FHLB advances	$80,935	$49,434	$31,307	$-	$194
Guaranteed preferred beneficial interest in
junior subordinated debentures	12,857		12,857
Total long term debt obligations	93,792	49,434	44,164	-	194

Operating lease obligations:
Lease obligations for rental properties	4,452	657	1,338	1,227	1,230
Total contractual obligations	$98,244	$50,091	$45,502	$1,227	$1,424

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2006, the Bank had tangible, core, and total risk-based capital ratios of 9.4%, 9.4% and 13.2%, respectively and was considered well capitalized.

The following table reconciles the Bank’s stockholders’ equity at March 31, 2006 under GAAP to regulatory capital requirements.

	Regulatory Capital Requirements
	GAAP	Tangible	Leverage	Risk-Based
	Capital	Capital	Capital	Capital
	(Dollars in thousands)

Stockholders' Equity at March 31, 2006 (1)	$61,814	$61,814	$61,814	$61,814

Add:
General valuation allowances		-	-	4,015
Unrealized loss on securities available-for-sale, net		393	393	393
Regulatory Capital		62,207	62,207	66,222
Minimum Capital requirement		9,929	26,477	40,074
Regulatory Capital Excess		$52,278	$35,730	$26,148

(1) Reflects Bank only.

Impact of Inflation and Changing Prices

The financial statements and accompanying notes appearing elsewhere herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Carver Federal’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on Carver Federal’s performance than do the effects of the general level of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears under the caption “Discussion of Market Risk—Interest Rate Sensitivity Analysis” in Item 7, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 1 on restatement, Carver Bancorp, Inc. and subsidiaries has restated its consolidated statements of cash flows for each of the years in the three-year period ended March 31, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp. Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
June 29, 2006, except for the consolidated statements of cash flows and note 1 on restatement as to which the date is February 28, 2007.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	March 31,
	2006	2005

ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,604	$13,020
Federal funds sold	8,700	6,800
Interest earning deposits	600	600
Total cash and cash equivalents	22,904	20,420
Securities:
Available-for-sale, at fair value (including pledged as collateral of $79,211 and $112,503
at March 31, 2006 and 2005, respectively)	81,882	118,033
Held-to-maturity, at amortized cost (including pledged as collateral of $26,039 and $30,900 at March 31, 2006 and 2005, respectively; fair value of $25,880 and $31,310 at March 31,
2006 and 2005, respectively)	26,404	31,302
Total securities	108,286	149,335
Loans receivable:
Real estate mortgage loans	495,994	424,387
Consumer and commercial business loans	1,453	1,697
Allowance for loan losses	(4,015)	(4,097)
Total loans receivable, net	493,432	421,987
Office properties and equipment, net	13,194	13,658
Federal Home Loan Bank of New York stock, at cost	4,627	5,125
Bank owned life insurance	8,479	8,173
Accrued interest receivable	2,970	2,702
Other assets	7,101	4,977
Total assets	$660,993	$626,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$504,638	$455,870
Advances from the Federal Home Loan Bank of New York and other borrowed money	93,792	115,299
Other liabilities	13,866	9,407
Total liabilities	612,296	580,576
Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued;
2,506,822 and 2,501,338 outstanding at March 31, 2006 and 2005, respectively)	25	25
Additional paid-in capital	23,935	23,937
Retained earnings	25,736	22,748
Unamortized awards of common stock under ESOP and management recognition plan ("MRP")	(22)	(254)
Treasury stock, at cost (17,869 and 23,353 shares at March 31, 2006 and 2005, respectively)	(303)	(420)
Accumulated other comprehensive loss	(674)	(235)
Total stockholders' equity	48,697	45,801
Total liabilities and stockholders' equity	$660,993	$626,377

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Year Ended March 31,
	2006	2005	2004

Interest Income:
Loans	$26,563	$22,940	$20,117
Mortgage-backed securities	4,439	4,605	4,789
Investment securities	971	827	1,161
Federal funds sold	412	174	167
Total interest income	32,385	28,546	26,234

Interest expense:
Deposits	8,921	5,455	4,649
Advances and other borrowed money	4,572	4,303	4,051
Total interest expense	13,493	9,758	8,700

Net interest income	18,892	18,788	17,534

Provision for loan losses	-	-	-
Net interest income after provision for loan losses	18,892	18,788	17,534

Non-interest income:
Depository fees and charges	2,458	2,212	1,925
Loan fees and service charges	2,231	1,675	2,607
Gain on sale of securities	-	94	31
Impairment of securities	-	(1,547)	-
Gain on sale of loans	351	277	116
Gain on sale of fixed assets	-	-	2
Grant income	-	1,140	-
Other	301	224	597
Total non-interest income	5,341	4,075	5,278

Non-interest expense:
Employee compensation and benefits	9,512	9,461	7,587
Net occupancy expense	2,284	1,957	1,443
Equipment, net	1,939	1,608	1,486
Merger related expenses	-	847	-
Other	5,399	4,823	4,964
Total non-interest expense	19,134	18,696	15,480

Income before income taxes	5,099	4,167	7,332
Income taxes	1,329	1,518	2,493
Net income	3,770	2,649	4,839

Dividends applicable to preferred stock	-	114	197

Net income available to common stockholders	$3,770	$2,535	$4,642

Earnings per common share:
Basic	$1.50	$1.06	$2.03
Diluted	$1.47	$1.03	$1.87

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMMON STOCK ACQUIRED BY ESOP	COMMON STOCK ACQUIRED BY MRP	TOTAL STOCK-HOLDERS’ EQUITY
Balance - March 31, 2003	$1	$23	$23,781	$16,712	$(190)	$750	$-	$(4)	$41,073
Comprehensive income:
Net income	-	-	-	4,839	-	-	-	-	4,839
Change in net unrealized gain on available-for-sale securities, net of taxes	-	-	-	-	-	(492)	-	-	(492)
Comprehensive income, net of taxes:									4,347
Dividends paid	-	-	-	(659)	-	-	-	-	(659)
Purchase of treasury stock	-	-	82	-	(200)	-	-	-	(118)
Purchase of shares for MRP	-	-	19	-	-	-	-	(17)	2
Balance - March 31, 2004	1	23	23,882	20,892	(390)	258	-	(21)	44,645
Comprehensive income :
Net income	-	-		2,649	-	-	-	-	2,649
Change in net unrealized gain on available-for-sale securities, net of taxes	-	-	-	-	-	(493)	-	-	(493)
Comprehensive income, net of taxes:									2,156
Dividends paid	-	-	-	(793)	-	-	-	-	(793)
Preferred stock redemption	(1)	2	-						1
Treasury stock activity	-	-	55	-	(30)	-	-	-	25
Allocation of ESOP Stock	-	-	-	-	-	-	(126)	-	(126)
Purchase of shares for MRP	-	-	-	-	-	-	-	(107)	(107)
Balance—March 31, 2005	-	25	23,937	22,748	(420)	(235)	(126)	(128)	45,801
Comprehensive income :
Net income	-	-		3,770	-	-	-	-	3,770
Loss on pension liability						(281)			(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	-	(158)	-	-	(158)
Comprehensive income, net of taxes:									3,331
Dividends paid	-	-	-	(782)	-	-	-	-	(782)
Treasury stock activity	-	-	(2)	-	117	-	-	-	115
Allocation of ESOP Stock	-	-	-	-	-	-	116	-	116
Purchase of shares for MRP	-	-	-	-	-	-	-	116	116
Balance—March 31, 2006	$-	$25	$23,935	$25,736	$(303)	$(674)	$(10)	$(12)	$48,697

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2006		2005		2004
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Cash flows from operating activities:
Net income	$3,770	$3,770	$2,649	$2,649	$4,839	$4,839
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for loan losses	-	-	-	-	-	-
Stock-based compensation expense	233	233	358	358	128	128
Depreciation expense	1,546	1,546	1,423	1,423	1,146	1,146
Amortization of intangibles	-	-	-	-	178	178
Other amortization	863	863	1,502	1,502	1,848	1,848
Impaiment charge on Securities	1,547	-	-	1,547	-	-
Gain on sale of securities	-	-	(94)	(94)	(31)	(31)
Gain on sale of loans	(351)	(351)	(277)	(277)	(116)	(116)
Disbursements for originations of loans held-for-sale	-	(12,646)	-	(7,631)	-	(9,904)
Proceeds from sale of loans held-for-sale	22,908	12,197	8,404	8,319	9,590	9,474
Changes in assets and liabilities:			.	.
(Increase) decrease in accrued interest receivable	(268)	(268)	(213)	(213)	857	857
(Increase) decrease in other assets	(2,430)	(2,430)	(7,618)	(7,618)	4,478	4,478
Increase (decrease) in other liabilities	4,249	4,249	(4,452)	(4,452)	3,481	3,481
Net cash provided by (used in) operating activities	30,520	7,163	3,229	(4,487)	26,398	16,378
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	(26,811)	(26,811)	(83,219)	(83,219)	(58,477)	(58,477)
Held-to-maturity	(19)	(19)			(19,859)	(19,859)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	60,645	60,645	51,383	51,383	65,060	65,060
Held-to-maturity	4,816	4,816	11,996	11,996	12,693	12,693
Proceeds from sales of available-for-sale securities	1,575	1,575	7,288	7,288	23,902	23,902
Disbursements for loan originated for held-for-investment	(111,349)	(98,704)	(85,801)	(78,170)	(87,140)	(77,236)
Loans purchased from third parties	(96,140)	(96,140)	(104,734)	(104,734)	(93,694)	(93,694)
Principal collections on loans held-for-investment	113,468	113,482	112,518	112,603	111,821	111,937
Proceeds from sale of loans held-for-investment	-	10,697	-	-	-	-
Redemption of FHLB-NY stock	498	498	(549)	(549)	864	864
Additions to premises and equipment	(1,082)	(1,082)	(3,399)	(3,399)	(2,779)	(2,779)
Net cash used in investing activities	(54,400)	(31,043)	(94,517)	(86,801)	(47,609)	(37,589)
Cash flows from financing activities:
Net increase in deposits	48,768	48,768	79,789	79,789	26,501	26,501
Net repayment of FHLB advances	(21,507)	(21,507)	10,959	10,959	(4,714)	(4,714)
Common stock repurchased	(115)	(115)	(1,021)	(1,021)	(303)	(303)
Dividends paid	(782)	(782)	(793)	(793)	(659)	(659)
Net cash provided by financing activities	26,364	26,364	88,934	88,934	20,825	20,825
Net increase (decrease) in cash and cash equivalents	2,484	2,484	(2,354)	(2,354)	(386)	(386)
Cash and cash equivalents at beginning of the period	20,420	20,420	22,774	22,774	23,160	23,160
Cash and cash equivalents at end of the period	$22,904	$22,904	$20,420	$20,420	$22,774	$22,774

Supplemental disclosure of cashflow information:
Change in unrealized (loss) gain on valuation of available-for-sale
investments, net	$(158)	$(158)	$(493)	$(493)	$(492)	$(492)

Cash paid for-
Interest	$13,502	$13,502	$9,718	$9,718	$8,739	$8,739
Income taxes	$2,107	$2,107	$2,395	$2,395	$2,825	$2,825

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”). Carver Statutory Trust I (the “Trust”) is another wholly owned subsidiary of the Holding Company. The Trust, which was formed in September 2003, exists for the sole purpose of issuing trust preferred debt securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company. CFSB Realty Corp., CFSB Credit Corp. and Carver Community Development Corp. are wholly owned subsidiaries of the Bank. CFSB Credit Corp. is currently inactive. The Bank owns a majority interest in Carver Asset Corporation, a real estate investment trust formed in February 2004. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986 and changed its name at that time. On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Holding Company. In connection with the Reorganization, each share of the Bank’s outstanding common stock was exchanged for one share of the Holding Company’s common stock, par value $0.01 per share. On January 11, 2000, the Holding Company sold in a private placement, pursuant to a Securities Purchase Agreement dated January 11, 2000, 40,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Morgan Stanley & Co. Incorporated (“MSDW”) and 60,000 Shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Provender Opportunities Fund L.P. (“Provender”). On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc (“KBW”). On October 15, 2004, both MSDW and KBW elected to convert their Preferred Shares into shares of Holding Company’s common stock, thus an additional 208,333 shares of common stock were issued to these parties. See Note 11 of Notes to the Consolidated Financial Statements. Collectively, the Holding Company, the Bank and the Holding Company’s other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”

Carver Federal’s principal business consists of attracting deposit accounts through its branch offices and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has eight branch offices located throughout the City of New York that primarily serve the communities in which they operate.

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Holding Company, Carver Statutory Trust I, the Bank and the Bank’s wholly owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp. and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In addition, the Office of Thrift supervision (“OTS”) our regulator, as an integral part of its examination process, periodically reviews Carver Federal’s allowance for loan losses and, if applicable, real estate owned valuations. The OTS may require Carver Federal to recognize additions to the allowance for loan losses or additional write downs of real estate owned based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and federal funds sold which are generally sold for one-day periods. The amounts due from depository institutions include a non-interest bearing account held at the Federal Reserve Bank (“FRB”) where any additional cash reserve required on demand deposits would be maintained. Currently, this reserve requirement is zero since the Bank’s vault cash satisfies cash reserve requirements for deposits.

Securities

The Bank does not have trading securities but does differentiate between held-to-maturity securities and available-for-sale securities. When purchased, securities are designated in either the securities held-to-maturity portfolio or securities available-for-sale portfolio. Securities should be classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale demonstrating management’s ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors. Available-for-sale securities are reported at fair value. Unrealized holding gains or losses for securities available-for-sale are to be excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive (loss) income, a component of Stockholders’ Equity. Any impairment in the available-for-sale securities deemed other-than-temporary, is written down against the cost basis and charged to earnings. No impairment charge was recorded for fiscal 2006, however, during fiscal 2005 Carver recorded a $1.5 million charge to earnings for impairment in available-for-sale securities deemed other-than-temporary on the 150,000 shares of Independence Federal Savings Bank common stock (“IFSB”) that it held in portfolio.

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

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•
Establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management’s internal loan review program, bank regulatory examinations or the external auditors.

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

•  Actual losses

•  Peer comparisons with other financial institutions

•  Economic data associated with the real estate market in the Company’s market area

•  Opportunities to dispose of marginally performing loans for cash consideration

A loan is considered to be impaired, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition along with leases, are excluded from the scope of SFAS 114. Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, or at the loan’s market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for credit losses or by a provision for credit losses, depending on various circumstances. Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Concentration of Risk

The Bank’s principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in the State of New York. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in New York’s real estate market conditions.

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

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefits proceeds received in excess of the policy’s cash surrender value are recognized to income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At March 31, 2006, Carver held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) on mortgage loans are recognized at the sale of mortgage loans where servicing rights are retained. At recognition, this asset is recorded onto the balance sheet as a non-interest-earning asset. The initial recognition of MSR is based on the fair value of total estimated income from the servicing of these loans. The asset is then amortized over the estimated life of the serviced loans.

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

Identifiable Intangible Assets

Carver Federal adopted Statement of Financial Accounting Standards No.142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

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

Earnings (loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g. outstanding share awards under the Company’s stock option plan). For the purpose of these calculations, unreleased shares of the Carver Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not considered to be outstanding.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

Pension Plans

In February 1998, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). SFAS 132 revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

Stock-Based Compensation Plans

Compensation expense is recognized for the Bank’s ESOP equal to the fair value of shares committed to be released for allocation to participant accounts. Any difference between the fair value at that time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet committed to be released) is reflected as a reduction of stockholders’ equity.

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors. Under Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation, Share Based Payment”, (“SFAS 123R”) which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first annual reporting period beginning after June 15, 2005. Carver Federal will adopt SFAS 123R as of April 1, 2006.

The Holding Company’s management recognition and retention plan (“MRP”) is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders’ equity) and amortized to compensation expense as the shares become vested. When MRP shares become vested, the Company records a credit to additional paid-in capital for tax benefits attributable to any MRP deductions in excess of the grant-date fair value charged to expense, for financial reporting purposes.

Carver Federal applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock-based Plan under which there is no charge to earnings for stock option awards and the dilutive effect of outstanding options is reflected as additional share dilution in the computation of earnings per share.

The following table illustrates net income and earnings per common share pro forma results with the application of SFAS 123R for Carver’s Stock Option Plan, for the years ended March 31:

	2006	2005	2004
	(Dollars in thousands, except per share data)
Net Income available to common shareholders:
As reported	$3,770	$2,535	$4,642
Total stock-based employee compensation expense
expense determined under fair value based methods for
all awards, net of related tax effects	(105)	(124)	(158)
Pro forma	$3,665	$2,411	$4,484

Basic earnings per share:
As reported	$1.50	$1.06	$2.03
Pro forma	1.46	1.01	1.96

Diluted earnings per share:
As reported	$1.47	$1.03	$1.87
Pro forma	1.43	0.98	1.81

Weighted average number of shares outstanding	2,506,029	2,381,980	2,283,802

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions: risk-free interest rates of 4.50%, 3.50% and 2.50%, for the relevant fiscal years ended March 31, 2006, 2005 and 2004 (“fiscal 2006”, “fiscal 2005” and “fiscal 2004”), respectively; volatility of 19% for fiscal 2006 and 35% fiscal 2005 and 45% fiscal 2004; expected dividend yield was calculated using annual dividends of $0.32 per share for fiscal 2006, $0.28 for fiscal 2005 and $0.20 for fiscal 2004; and an expected life of seven years for employees and directors option grants.

Restatement

Restatement of the Consolidated Statements of Cash Flows

The Company is restating its previously reported Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2006, 2005 and 2004 related to the classification of proceeds from the sale of certain mortgage loans. The restatements result from misclassification of cash flows from mortgage loans the Company originated with the intent to sell, which were reflected in cash flows from investing activities rather than in cash flows from operating activities. Additionally, the Company misclassified other cash flows on loans originated as held-for-investment as cash flows from operating activities rather than as cash flows from investing activities. The restatement solely affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, and has no impact on the net increase in total cash and cash equivalents as set forth in the Consolidated Statements of Cash Flows for any of the previously reported periods. Additionally, the restatements do not affect the Company’s Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Consolidated Statements of Changes in Stockholders Equity for the affected periods. Accordingly, the Company’s previously reported revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

The Company is also restating its previously reported Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2006 and 2005 to correct a typographical error which erroneously reflected an impairment charge in cashflows from operating activities in 2006 instead of 2005. This error was solely a typographical error and did not affect the subtotals for the periods.

Reclassifications

Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.

NOTE 2.    SECURITIES

The following is a summary of securities at March 31, 2006:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair-Value
	(In thousands)
Available-for-Sale:
Mortgage-backed securities:
Pass-through certificates:
Government National Mortgage Association	$63,499	$48	$(540)	$63,007
Federal Home Loan Mortgage Corporation	2,229	8	(28)	2,209
Federal National Mortgage Association	4,696	3	(110)	4,589
Total mortgage-backed securities	70,424	59	(678)	69,805
U.S. Government Agency Securities	12,386	-	(309)	12,077
Total available-for-sale	82,810	59	(987)	81,882

Held-to-Maturity:
Mortgage-backed securities:
Pass-through certificates:
Government National Mortgage Association	809	36	-	845
Federal Home Loan Mortgage Corporation	17,372	15	(500)	16,887
Federal National Mortgage Association	7,900	34	(107)	7,827
Small Business Administration	323	-	(2)	321
Total held-to-maturity	26,404	85	(609)	25,880
Total securities	$109,214	$144	$(1,596)	$107,762

The following is a summary of securities at March 31, 2005:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-Sale:
Mortgage-backed securities:
Pass-through certificates:
Government National Mortgage Association	$83,861	$98	$(534)	$83,425
Federal Home Loan Mortgage Corporation	3,922	14	(28)	3,908
Federal National Mortgage Association	8,247	17	(115)	8,149
Total mortgage-backed securities	96,030	129	(677)	95,482
Equity Securities	1,575	-	-	1,575
U.S. Government Agency Securities	21,144	-	(168)	20,976
Total available-for-sale	118,749	129	(845)	118,033

Held-to-Maturity:
Mortgage-backed securities:
Pass-through certificates:
Government National Mortgage Association	1,070	59	-	1,129
Federal Home Loan Mortgage Corporation	19,115	32	(71)	19,076
Federal National Mortgage Association	10,780	110	(120)	10,770
Small Business Administration	337	-	(2)	335
Total held-to-maturity	31,302	201	(193)	31,310
Total securities	$150,051	$330	$(1,038)	$149,343

The net unrealized loss on available-for-sale securities was $928,000 ($575,000 after taxes) at March 31, 2006 and $716,000 ($444,000 after taxes) at March 31, 2005. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management’s intention to hold these securities in portfolio until maturity. A related unrealized gain of $468,000 was recorded as a separate component of stockholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield. As of March 31, 2006 the carrying value of these securities was $16.0 million and a related net unrealized gain of $183,000 continues to be reported. Changes in unrealized holding gains and losses between fiscal 2006 and fiscal 2005 resulted in an after-tax decrease in stockholders’ equity of $158,000. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

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

At March 31, 2006 the Bank pledged securities of $38.3 million as collateral for advances from the Federal Home Loan Bank of New York (“FHLB-NY”).

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2006, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

	Book Value	Fair Value	Weighted Avg Rate
	(Dollars in Thousands)
Available-for-Sale:
Less than one year	$2,000	$1,982	2.43%
One through five years	10,687	10,398	3.92%
Five through ten years	1,524	1,471	4.53%
After ten years	68,599	68,031	3.78%
	$82,810	$81,882	3.78%
Held-to-maturity:
One through five years	$50	$50	5.69%
After ten years	26,354	25,830	5.65%
	$26,404	$25,880	5.65%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2006 for less than 12 months and 12 months or longer were as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In thousands)
Available-for-Sale:
Mortgage-backed securities	$(152)	$19,051	$(526)	$39,795	$(678)	$58,846
U.S. Government Agency Securities	(141)	5,725	(168)	6,352	(309)	12,077
Total available-for-sale	(293)	24,776	(694)	46,147	(987)	70,923

Held-to-Maturity:
Mortgage-backed securities	(502)	16,777	(107)	6,224	(609)	23,001
Total securities	$(795)	$41,553	$(801)	$52,371	$(1,596)	$93,924

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2005 for less than 12 months and 12 months or longer were as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Available-for-Sale:
Mortgage-backed securities	$(225)	$42,625	$(452)	$27,522	$(677)	$70,147
U.S. Government Agency Securities	(168)	20,976	-	-	(168)	20,976
Total available-for-sale	(393)	63,601	(452)	27,522	(845)	91,123

Held-to-Maturity:
Mortgage-backed securities	(3)	1,186	(190)	10,475	(193)	11,661
Total securities	$(396)	$64,787	$(642)	$37,997	$(1,038)	$102,784

A total of 46 securities had an unrealized loss at March 31, 2006 compared to 33 at March 31, 2005. Based on estimated fair value, all the securities in an unrealized loss position were United States government agency-backed securities, which represents 86.7% and 68.8% of total securities at March 31, 2006 and 2005, respectively. The cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of securities will decline, and conversely as interest rates decline, the fair value of securities will increase. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and their high credit quality.

NOTE 3.   LOANS RECEIVABLE, NET

A summary of loans receivable, net follows:

	March 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$143,433	28.91%	$155,797	36.69%
Multifamily	104,718	21.11	101,899	23.99
Nonresidential	154,044	31.05	116,769	27.49
Construction	92,511	18.64	48,579	11.43
Consumer and business	1,453	0.29	1,697	0.40
Total gross loans	496,159	100.00%	424,741	100.00%

Add:
Premium on loans	1,890		1,743
Less:
Deferred fees and loan discounts	(602)		(400)
Allowance for loan Losses	(4,015)		(4,097)
Total	$493,432		$421,987

At March 31, 2006, 82.3% of the Company’s real estate loans receivable was principally secured by properties located in the State of New York.

The mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $33.2 million, $17.9 million and $11.7 million at March 31, 2006, 2005 and 2004, respectively. Custodial escrow balances, maintained in connection with the above-mentioned loan servicing, were approximately $114,000, $56,000 and $40,000 at March 31, 2006, 2005 and 2004, respectively. During the year ended March 31, 2006 the Bank sold $22.5 million in loans with a recognized gain of $158,000, as compared to $8.0 million in loans sold during fiscal 2005 with an $84,000 gain recognized. Also recognized from these loan sales were gains of $193,000 for both fiscal 2006 and 2005 from other mortgage servicing rights since the loans were sold with servicing retained.

At March 31, 2006 the Bank pledged $141.8 million in total mortgage loans as collateral for borrowings from the FHLB-NY.

The following is an analysis of the allowance for loan losses:

	Year ended March 31,
	2006	2005	2004
Balance at beginning of the year	$4,097	$4,125	$4,158
Provision charged to operations	-	-	-
Recoveries of amounts previously charged-off	35	45	292
Charge-offs of loans	(117)	(73)	(325)
Balance at end of the year	$4,015	$4,097	$4,125

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

NOTE 4.    PREMISES AND EQUIPMENT, NET

The detail of premises and equipment is as follows:

	March 31,
	2006	2005
	(In thousands)
Land	$415	$415
Building and improvements	9,391	9,195
Leasehold improvements	4,404	3,939
Furniture and Equipment	8,367	7,734
	22,577	21,283
Less accumulated depreciation and amortization	9,383	7,625
	$13,194	$13,658

Depreciation and amortization charged to operations for the fiscal years ended March 31, 2006, 2005 and 2004 amounted to $1.5 million, $1.4 million and $1.1 million, respectively.

NOTE 5.    ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable is as follows:

	March 31,
	2006	2005
	(In thousands)
Loans receivable	$2,300	$1,895
Mortgage-backed securities	482	576
Investments and other interest bearing assets	188	231
Total accrued interest receivable	$2,970	$2,702

NOTE 6.    DEPOSITS

Deposit balances and weighted average stated interest rates at March 31 follow:

	2006			2005
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Non-interest -bearing demand	$31,085	6.2%	-%	$25,570	5.6%	-%
NOW demand	27,904	5.5	0.31	24,095	5.2	0.30
Savings and clubs	139,724	27.7	0.68	137,810	30.2	0.62
Money market savings	40,045	7.9	2.41	36,294	8.0	1.34
Certificates of deposit	263,963	52.3	3.76	229,685	50.4	2.30
Other	1,917	0.4	1.47	2,416	0.5	1.13
Total	$504,638	100.0%	2.37%	$455,870	100.0%	1.47%

Scheduled maturities of certificates of deposit follow:

	March 31,
	2006	2005
	(In thousands)
Certificates of deposit by remaining
term to contractual maturity:
Within one year	$217,578	$186,585
After one but within two years	20,195	13,412
After two but within three years	10,456	8,512
After three years	15,734	21,176
Total	$263,963	$229,685

The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $183.5 million at March 31, 2006 compared to $161.7 million at March 31, 2005.

Interest expense on deposits for the years ended March 31 follows:

	2006	2005	2004
	(In thousands)

NOW demand	$74	$69	$85
Savings and clubs	919	801	1,001
Money market savings	601	302	235
Certificates of deposit	7,321	4,268	3,315
	8,915	5,440	4,636
Mortgagors deposits	30	25	24

Penalty for early withdrawal of certificates of deposit	(24)	(10)	(11)
Total interest expense	$8,921	$5,455	$4,649

NOTE 7.    BORROWED MONEY

Federal Home Loan Bank Advances. FHLB-NY advances and weighted average interest rates by remaining period to maturity at March 31 as follow:

	2006		2005
	(Dollars in thousands)
Maturing
Year Ended	Weighted		Weighted
March 31,	Average Rate	Amount	Average Rate	Amount
2006	-%	$-	3.41%	$34,840
2007	4.40	49,434	4.21	36,134
2008	3.65	16,200	3.65	16,200
2009	3.78	15,107	3.78	15,107
2012	3.50	194	3.50	219
	4.13%	$80,935	3.78%	$102,500

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $165 million at March 31, 2006. Borrowings are secured by the Bank’s investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2006, advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB-NY totaling $4.6 million and a blanket assignment of the Bank’s unpledged qualifying mortgage loans of $141.8 million and mortgage-backed and investment securities of $38.3 million. Included in the total assets held at the FHLB-NY as collateral for borrowings is excess borrowing capacity of $23.2 million.

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

The following table sets forth certain information regarding Carver Federal’s borrowings at the dates and for the periods indicated:

	At or for the Year Ended
	March 31,
	2006	2005	2004
	(Dollars in thousands)
Amounts outstanding at the end of year:
FHLB advances	$80,935	$102,500	$91,516
Guaranteed preferred beneficial interest in junior subordinated debentures	12,857	12,799	12,741
Loan for employee stock ownership plan	-	-	25

Rate paid at year end:
FHLB advances	4.13%	3.78%	3.92%
Guaranteed preferred beneficial interest in junior subordinated debentures	7.97%	6.08%	4.16%
Loan for employee stock ownership plan	-	-	4.00%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$112,488	$112,506	$112,030
Guaranteed preferred beneficial interest in junior subordinated debentures	12,857	12,799	12,742
Loan for employee stock ownership plan	-	-	207

Approximate average amounts outstanding for year:
FHLB advances	$94,798	$97,013	$99,359
Guaranteed preferred beneficial interest in junior subordinated debentures	12,827	12,768	6,854
Loan for employee stock ownership plan	-	-	137

Approximate weighted average rate paid during year (1):
FHLB advances	3.81%	3.71%	3.74%
Guaranteed preferred beneficial interest in junior subordinated debentures	7.50%	5.49%	4.78%
Loan for employee stock ownership plan	-	-	4.07%

(1) The approximate weighted average rate paid during the year was computed by dividing the average amounts outstanding into the related interest expense for the year.

NOTE 8.    INCOME TAXES

The components of income tax expense for the years ended March 31 are as follows:

	2006	2005	2004
	(In thousands)
Federal income tax expense (benefit):
Current	$1,155	$1,978	$1,634
Deferred	35	(782)	427
	1,190	1,196	2,061
State and local income tax expense (benefit):
Current	196	418	342
Deferred	(57)	(96)	90
	139	322	432
Valuation allowance	-	-	-
Total provision for income tax expense	$1,329	$1,518	$2,493

The reconciliation of the expected federal income tax rate to the consolidated effective tax rate for fiscal years ended March 31 follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Statutory Federal income tax	$1,734	34.0%	$1,417	34.0%	$2,493	34.0%
State and local income taxes, net of Federal tax benefit	92	1.8	213	5.1	285	3.9
General business credit	(73)	(1.5)	-	-	-	-
Release of contingency reserve	(500)	(9.8)	-	-	-	-
Other	76	1.5	(112)	(2.7)	(285)	(3.9)
Total income tax expense	$1,329	26.0%	$1,518	36.4%	$2,493	34.0%

Carver Federal’s stockholders’ equity includes approximately $2.8 million at each of March 31, 2006, 2005 and 2004, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31 of the years indicated follow:

	2006	2005
	(In thosands)
Deferred Tax Assets
Income from affiliate	$1,975	$1,873
Allowance for loan losses	1,365	1,393
Deferred loan fees	235	137
Compensation and benefits	113	384
Non-accrual loan interest	284	274
Reserve for losses on other assets	65	32
Investment security impairment	-	588
Capital loss carryforward	591	-
Unrealized loss on available-for-sale securities	240	144
Minimum pension liability	173	-
Other	2	-
Total Deferred Tax Assets	5,043	4,825

Deferred Tax Liabilities
Depreciation	352	428
Total Deferred Tax Liabilities	352	428
Net Deferred Tax Assets	$4,691	$4,397

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

NOTE 9.   EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the periods presented:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)

Net income	$3,770	$2,649	$4,839
Preferred stock dividends	-	(114)	(197)
Net income – basic	3,770	2,535	4,642
Impact of conversion/potential conversion of convertible preferred stock to common stock	-	114	197
Net income – diluted	$3,770	$2,649	$4,839

Weighted average common shares outstanding – basic	2,506	2,382	2,284
Effect of dilutive options	59	84	97
Effect of dilutive securities convertible preferred stock	-	113	208
Weighted average common shares outstanding – diluted	2,565	2,579	2,589

NOTE 10.    STOCKHOLDERS’ EQUITY

Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million. As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994. In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates. The balance of the liquidation account was approximately $2.1 million (unaudited) at both March 31, 2006 and 2005, based on an assumed decrease of 15.25% of eligible deposits per annum. On October 17, 1996, the Bank completed the Reorganization and became the wholly owned subsidiary of the Holding Company. Pursuant to an Agreement and Plan of

Reorganization, dated May 21, 1996, each share of the Bank’s outstanding common stock was exchanged for one share of the Holding Company’s common stock. In connection with the Reorganization, a shareholder of the Bank exercised appraisal rights and 100 shares of the Bank’s common stock were purchased from such shareholder in the fourth fiscal quarter of 1997. Accordingly, 2,314,275 shares of the Holding Company’s common stock were issued in exchange for each outstanding share of Bank common stock. The Bank is not permitted to pay dividends to the Holding Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

Convertible Preferred Stock. On January 11, 2000, the Holding Company sold in a private placement, pursuant to a Securities Purchase Agreement, dated January 11, 2000, 40,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Morgan Stanley & Co. Incorporated (“MSDW”) and 60,000 Shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Provender Opportunities Fund L.P. (“Provender”). In addition, Carver Federal entered into a Registration Rights Agreement, dated January 11, 2000, with MSDW and Provender. The gross proceeds from the private placement were $2.5 million. On June 1, 2004, Provender sold all 60,000 of its Series B Preferred Stock to Keefe Bruyette & Woods, Inc.

The Series A Preferred Stock and Series B Preferred Stock (collectively the “Preferred Stock”) accrued annual dividends at $1.97 per share. Dividends were paid semi-annually on June 15 and December 15 of each year. Each share of Preferred Stock was convertible at the option of the holder, at any time, into 2.08333 shares of Carver Federal’s Common Stock, subject to certain antidilution adjustments. The Holding Company had the option to redeem the Preferred Stock beginning January 15, 2004. In the event of any liquidation, dissolution or winding up of Carver Federal, whether voluntary or involuntary, the holders of the shares of Preferred Stock would be entitled to receive $25 per share of Preferred Stock plus all dividends accrued and unpaid thereon. Each share of Preferred Stock would be entitled to one vote for each share of Common Stock into which the Preferred Stock would be converted. On September 15, 2004, the Holding Company issued a press release and mailed a Notice of Redemption and a related Letter of Transmittal to the holders of the Preferred Stock, stating that it would redeem all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock. The Preferred Stock shares were to be redeemed on October 15, 2004 (“Redemption Date”) at a redemption price of $26.97 per share plus $0.65 in accrued and unpaid dividends to, but excluding, the Redemption Date for an aggregate redemption price of $27.62 per Preferred Share. Dividends on the Preferred Shares would have ceased to accrue on the Redemption Date. On October 15, 2004 the holders of all 40,000 outstanding shares of its Series A Convertible Preferred Stock and all 60,000 outstanding shares of its Series B Convertible Preferred Stock, elected, prior to the Redemption Date, pursuant to the Certificate of Designations, Preferences and Rights of the Preferred Shares, to convert their Preferred Shares into shares of Carver's common stock, par value $0.01 (the "Common Stock"). Upon conversion of their Preferred Shares, the holders were issued an aggregate of 208,333 shares of Common Stock.

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution’s adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution’s risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act, as amended (“FDICIA”), stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2006 and 2005, the Bank exceeded all of its regulatory capital requirements.

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2006 and 2005 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

			Minimum Capital		Classification as
	Bank Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006	(Dollars in thousands)
Tangible capital	$62,207	9.4%	$9,929	1.5%	N/A	N/A	%
Leverage capital	62,207	9.4	26,477	4.0	33,096	5.0
Risk-based capital:
Tier 1	$62,207	12.4	$20,037	4.0	$30,056	6.0
Total	66,222	13.2	40,074	8.0	$50,093	10.0

March 31, 2005
Tangible capital	$57,684	9.2%	$9,404	1.5%	N/A	N/A	%
Leverage capital	57,684	9.2	25,078	4.0	31,348	5.0
Risk-based capital:
Tier 1	$57,684	14.6	$15,877	4.0	$23,753	6.0
Total	61,781	15.6	31,670	8.0	39,587	10.0

The following table reconciles the Bank’s stockholders’ equity at March 31, 2006, in accordance with accounting principles generally accepted in the U.S. to regulatory capital requirements:

	Regulatory Capital Requirements
	GAAP	Tangible	Leverage	Risk-Based
	Capital	Capital	Capital	Capital
	(In thousands)

Stockholders' Equity at March 31, 2006 (1)	$61,814	$61,814	$61,814	$61,814

Add:
General valuation allowances		-	-	4,015
Deduct:
Unrealized gain (loss) on securities available-for-sale, net		393	393	393
Regulatory Capital		62,207	62,207	66,222
Minimum Capital requirement		9,929	26,477	40,074
Regulatory Capital Excess		$52,278	$35,730	$26,148

(1) Reflects Bank only.

Comprehensive Income. Comprehensive income represents net income and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability. The Holding Company has reported its comprehensive income for fiscal 2006, 2005 and 2004 in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income. Carver Federal’s accumulated other comprehensive income or loss (other than net income or loss) included net unrealized losses on securities at March 31, 2006 and 2005 of $393,000 and $235,000, respectively. Included in the amounts at March 31, 2006 and 2005 were unrealized gains of $183,000 and $209,000, respectively, relating to available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity. This unrealized gain is an unrealized gain reported as a separate component of stockholders’ equity and is amortized over the remaining lives of the securities as an adjustment to yield. Also included in accumulated other comprehensive income or loss at March 31, 2006 was a loss on the Bank’s employee pension plan liability of $281,000, net of taxes.

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

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31:

	2006	2005
	(In thousands)
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year	$2,785	$2,736
Interest cost	163	167
Actuarial loss	197	136
Benefits paid	(253)	(254)
Projected benefit obligation at end of year	$2,892	$2,785

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$2,950	$3,068
Actual return on plan assets	173	136
Benefits paid	(253)	(254)
Fair value of plan assets at end of year	$2,870	$2,950

Funded status	$(22)	$165
Unrecognized loss / (gain)	454	203
Accrued pension cost	$432	$368

Net periodic pension benefit included the following components for the years ended March 31 are:

	2006	2005	2004
	(In thousands)

Interest cost	$163	$167	$172
Expected return on plan assets	(227)	(236)	(223)
Amortization of:
Unrecognized (gain)	–	–	–
Net periodic pension (benefit)	$(64)	$(69)	$(51)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are:

	2006	2005	2004
Annual salary increase (1)	N/A	N/A	N/A
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	5.75%	6.38%	6.50%

(1) The annual salary increase rate is not applicable as the plan is frozen.

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. Pursuant to the plan, Carver may make an annual non-elective contribution to the 401(k) plan on behalf of each eligible employee up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective Carver contribution may be made regardless of whether or not the employee makes a contribution to the 401(k) plan. To be eligible for the non-elective Carver contribution, the employee must be 21 years of age, have completed at least one year of service and be employed as of the last day of the plan year, December 31. In addition, Carver matches contributions to the plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions to the plan will be fully vested and non-forfeitable at all times regardless of the years of service. However, the non-elective Carver contribution, if awarded, vests over a five-year period. Total savings incentive plan expenses for the years ended March 31, 2006, 2005 and 2004 were $198,000, $174,000 and $95,000, respectively.

Directors’ Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director. The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31:

	2006	2005
	(In thousands)
Change in projected benefit obligation during the year
Projected benefit obligation at beginning of year	$136	$169
Interest cost	7	9
Actuarial (gain) loss	(7)	1
Benefits paid	(34)	(43)
Projected benefit obligation at end of year	$102	$136

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$–	$–
Employer contributions	34	43
Benefits paid	(34)	(43)
Fair value of plan assets at end of year	$–	$–

Funded Status	$(102)	$(136)
Unrecognized (gain)	(22)	(16)
Accrued pension cost	$(124)	$(152)

Net periodic pension cost for the years ended March 31, 2006, 2005 and 2004 included the following:

	2006	2005	2004
	(In thousands)
Interest cost	$6	$9	$12
Net periodic pension cost	$6	$9	$12

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

Management Recognition Plan (“MRP”). The MRP provides for automatic grants of restricted stock to certain employees as of the September 12, 1995 adoption of the MRP. On March 28, 2005 the plan was amended for all future awards. The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year. Using a performance-accelerated vesting schedule, with return on assets (“ROA”) as the performance measure, the vesting period can be accelerated in years three and four if the Bank meets or exceeds the three-year average ROA for its peer group. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. On September 23, 2003, the MRP was amended to increase the number of shares available to 119,431. Pursuant to the MRP, the Bank recognized $134,000, $158,000 and $128,000 as expense for the years ended March 31, 2006, 2005 and 2004, respectively.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan. Currently, shares are purchased in the open market in accordance with Carver’s common stock repurchase program and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. ESOP compensation expense was $200,000, $200,000 and $0 for the years ended March 31, 2006, 2005 and 2004, respectively.

The ESOP shares at March 31 follow:

	2006	2005
	(In thousands)
Allocated shares	72	78
Unallocated shares	1	5
Total ESOP shares	73	83

Fair value of unallocated shares	$10	$95

Stock Option Plan. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan is 338,862. At March 31, 2006, there were 238,061 options outstanding and 144,836 were exercisable. Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years. Under the Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant. On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year. Using a performance-accelerated vesting schedule, ROA as the performance measure, the vesting period can be accelerated in years three and four if the Bank meets or exceeds the three-year average ROA for its peer group. All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan.

Information regarding stock options as of and for the years ended March 31 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	225,292	$12.37	229,636	$11.25	192,176	$10.07
Granted	35,277	16.98	39,347	19.65	43,638	16.35
Exercised	(9,903)	9.57	(35,954)	12.75	(77)	12.06
Forfeited	(12,605)	17.44	(7,737)	14.38	(6,101)	10.39
Outstanding, end of year	238,061	12.90	225,292	12.37	229,636	11.25
Exercisable at year end	144,836		151,846		108,925

Information regarding stock options at March 31, 2006 follows:

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range of			Remaining	Exercise		Exercise
Exercise Prices		Shares	Life	Price	Shares	Price
$8.00	$8.99	60,000	4 years	$8.17	60,000	$8.17
9.00	9.99	38,060	5 years	9.92	38,060	9.92
10.00	10.99	6,000	5 years	10.52	6,000	10.52
12.00	12.99	40,576	6 years	12.10	39,776	12.09
13.00	13.99	1,000	2 years	13.81	1,000	13.81
15.00	15.99	2,265	10 years	15.10	-	-
16.00	16.99	30,480	7 years	16.47	-	-
17.00	17.99	29,327	9 years	17.13	-	-
19.00	19.99	29,243	8 years	19.64	-	-
20.00	20.99	729	9 years	20.00	-	-
21.00	21.99	381	8 years	21.76	-	-
Total		238,061			144,836

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies making commitments as it does for on-balance-sheet instruments.

The Bank has outstanding various commitments as follows:

	March 31,
	2006	2005
	(In thousands)
Commitments to originate mortgage loans	$64,163	$44,129
Commitments to originate commercial and consumer loans	439	515
Letters of credit	1,795	1,908
Total	$66,397	$46,552

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counter-party.

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
$4,452

The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

Legal Proceedings. From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2006, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

NOTE 13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107 “Disclosures about Fair Value of Financial Instruments” requires the Bank to disclose, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines financial instrument as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale and is best evidenced by a quoted market price if one exists. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each category of financial instrument. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded book balances. The estimation methodologies used and the estimated fair values and carrying values of the Bank’s financial instruments are set forth below:

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

The carrying amounts and estimated fair values of the Bank’s financial instruments for the following years:

	At March 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$22,904	$22,904	$20,420	$20,420
Investment securities available-for-sale	12,078	12,078	22,551	22,551
Mortgage backed securities available-for-sale	69,804	69,804	95,482	95,482
Mortgage backed securities held-to-maturity	26,404	25,880	31,302	31,310
Loans receivable	493,432	488,258	421,987	424,886
Accrued interest receivable	2,970	2,970	2,702	2,702
Mortgage servicing rights	339	325	179	161
Financial Liabilities:
Deposits	$504,638	$506,886	$453,454	$451,752
Advances from FHLB of New York	80,935	79,848	102,500	101,651
Other borrowed money	12,857	12,857	12,799	12,799

Limitations

The fair value estimates are made at a discrete point in time based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no quoted market value exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2006 and 2005:

	Three Months Ended
	June 30	September 30	December 31	March 31
	(Dollars in thousands, except per share data)
Fiscal 2006
Interest income	$7,752	$7,748	$8,210	$8,676
Interest expense	(3,052)	(3,213)	(3,438)	(3,791)
Net interest income	4,700	4,535	4,772	4,885
Provision for loan losses	-	-	-	-
Non-interest income	1,399	1,031	1,123	1,788
Non-interest expense	(4,795)	(4,636)	(4,668)	(5,037)
Income tax expense	(464)	(329)	60	(595)
Net income	$840	$601	$1,287	$1,041
Earnings per common share
Basic	$0.34	$0.24	$0.51	$0.42
Diluted	$0.33	$0.23	$0.50	$0.41

Fiscal 2005
Interest income	$6,712	$7,013	$7,223	$7,597
Interest expense	(2,168)	(2,368)	(2,485)	(2,737)
Net interest income	4,544	4,645	4,738	4,860
Provision for loan losses	-	-	-	-
Non-interest income	1,139	1,198	1,203	901
Non-interest expense	(3,938)	(5,069)	(4,507)	(5,179)
Income tax expense	(663)	(291)	(514)	(190)
Net income	$1,082	$483	$920	$392
Earnings per common share
Basic	$0.45	$0.09	$0.37	$0.16
Diluted	$0.42	$0.09	$0.36	$0.15

NOTE 15.    CARVER BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	As of March 31,
	2006	2005
	(In thousands)

Assets
Cash on deposit with the Bank	$59	$289
Investment securities	-	1,575
Investment in subsidiaries	62,219	57,851
Other assets	3	140
Total Assets	$62,281	$59,855

Liabilities and Stockholders' Equity
Borrowings	$13,260	$13,202
Accounts payable to subsidiaries	66	667
Other liabilities	258	185
Total liabilities	$13,584	$14,054

Stockholders’ equity	48,697	45,801
Total Liabilities and Stockholders’ Equity	$62,281	$59,855

CONDENSED STATEMENTS OF OPERATIONS

	YEAR ENDED MARCH 31,
	2006	2005	2004
	(In thousands)
Income
Equity in net income from Subsidiaries	$6,758	$7,119	$8,328
Interest income from deposit with the Bank	5	7	9
Other income	22	23	9
Total income	6,785	7,149	8,346

Expenses
Interest Expense on Borrowings	985	721	337
Salaries and employee benefits	287	225	169
Legal expense	-	-	-
Shareholder expense	407	488	458
Other	7	1,548	50
Total expense	1,686	2,982	1,014

Income before income taxes	5,099	4,167	7,332
Income tax expense	1,329	1,518	2,493
Net Income	$3,770	$2,649	$4,839

CONDENSED STATEMENTS OF CASH FLOWS
	YEAR ENDED MARCH 31,
	2006	2005	2004
	(In thousands)
Cash Flows From Operating Activities
Net income	$3,770	$2,649	$4,839
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in net income of Subsidiaries	(6,758)	(7,119)	(8,328)
Income taxes from the Bank	1,329	1,518	2,493
(Decrease) increase in accounts payable to Bank	(443)	645	21
Increase (decrease) in other liabilities	40	(14)	131
Other, net	299	2,534	1,772
Net cash (used in ) provided by operating activities	(1,763)	213	928

Cash Flows From Investing Activities
Dividends Received from Bank	850	4,866	-
Additional Investment in Bank & other subsidiaries	-	-	(13,153)
Proceeds from sale of investment securities	1,575	-	-
Purchase of investment securities	-	(3,074)	(59)
Net cash provided by (used in) investing activities	2,425	1,792	(13,212)

Cash Flows From Financing Activities
Issuance of Sub Debt	-	-	13,144
Purchase of treasury stock, net	(115)	(1,021)	(200)
Dividends paid	(777)	(788)	(654)
Net cash (used in) provided by financing activities	(892)	(1,809)	12,290
Net (decrease) increase in cash	(230)	196	6

Cash and cash equivalents – beginning	289	93	87
Cash and cash equivalents - ending	$59	$289	$93

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

SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Carver will adopt this pronouncement as of April 1, 2007 and it is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Accounting for Stock Based Compensation

In December 2004, the FASB issued SFAS 123R “Accounting for Stock Based Compensation, Share Based Payment”, which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Carver will adopt this pronouncement as of April 1, 2006 and it is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Subsequent to the original filing of the March 31, 2006 10-K, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and the Company identified a material weakness in its internal control over financial reporting, which is a significant portion of its disclosure controls and procedures, which affected the Company's cash flow statement as of March 31, 2006, 2005 and 2004. As a result of carrying out the remediation efforts described below, however, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the amendment date.

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

During the period covered by this annual report, the Company identified a material weakness, in internal control over financial reporting. Specifically, the Company’s controls intended to ensure the proper classification of cash flows related to certain mortgage loans that the Company had originated with the intent to sell and related to certain sales of loans that it originally intended for its portfolio were not effective as of March 31, 2006. As a result of this material weakness, the Company is amending this report on Form 10-K to restate its Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2006, 2005 and 2004.

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

Changes in Internal Control Over Financial Reporting

Since the Company identified the material weakness of internal control over financial reporting described above, it has engaged in the following remediation efforts.  The Company has completed an analysis of the components of the Consolidated Statements of Cash Flows which resulted in the above described restatements, and, as a result, it has redesigned and strengthened the internal control processes surrounding the preparation of the Consolidated Statements of Cash Flows.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Holding Company’s definitive proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2006 (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company’s Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Audit Committee Financial Expert

Information regarding the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Corporate Governance” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in response to this Item is incorporated by reference from the section entitled “Transactions with Certain Related Persons” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item is incorporated by reference from the section entitled “Auditor Fee Information” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    List of Documents Filed as Part of this Annual Report on Form 10-K

(2)	The following consolidated financial statements are in Item 8 of this annual report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statement of Financial Condition as of March 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended as of March 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included under Item 8, “Financial Statement and Supplementary Data”.

(b)    Exhibits required by Item 601 of Regulation S-K:

(1)	See Index of Exhibits on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

February 28, 2007	By: /s/ Deborah C. Wright
Deborah C. Wright
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 28, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman, President and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ Roy Swan	Executive Vice President and Chief Financial Officer (Principal
Roy Swan	Financial and Accounting Officer)

/s/ Carol Baldwin Moody	Director
Carol Baldwin Moody

/s/ David L. Hinds	Director
David L. Hinds

/s/ Pazel Jackson	Director
Pazel G. Jackson, Jr.

/s/ Edward B. Ruggiero	Director
Edward B. Ruggiero

/s/ Strauss Zelnick	Director
Strauss Zelnick

/s/ Robert R. Tarter	Director
Robert R. Tarter

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated as of April 6, 2006 by and between Carver Bancorp, Inc., Carver Federal Savings Bank and Community Capital Bank (2.2)

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Carver Bancorp, Inc. (12)

4.1	Stock Certificate of Carver Bancorp, Inc. (1)

4.2	Federal Stock Charter of Carver Federal Savings Bank (1)

4.3	Bylaws of Carver Federal Savings Bank (1)

4.4	Amendments to Bylaws of Carver Federal Savings Bank (2)

4.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (4)

4.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (4)

10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)

10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9)

10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9)

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

10.25	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)

10.26	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (11)

10.27	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)

10.28	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (11)

10.29	First Amendment to Employment Agreement by and between Carver Federal Savings Bank and Catherine A. Papayiannis, entered into as of May 27, 2004 (11)

Exhibit Number	Description

10.30	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12)

10.31	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (12)

14	Code of ethics (13)

21.1	Subsidiaries of the Registrant (11)

23.2	Consent of KPMG LLP (*)

31.1	Certifications of Chief Executive Officer (*)

31.2	Certifications of Chief Financial Officer (*)

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (*)

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(2.2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated April 6, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated January 14, 2000.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K, dated March 16, 2004.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(13)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.