Form 10-K
period 2007-03-31
CARVER BANCORP INC
filed 2007-06-29
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 1-13007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes☒ No

As of June 15, 2007, there were 2,507,985 shares of common stock of the registrant outstanding.  The aggregate market value of the Registrant’s common stock held by non-affiliates (based on the closing sales price of $15.80 per share of the registrant’s common stock on June 15, 2007) was approximately $39,626,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2007 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2007 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates.    These factors include but are not limited to the following:

•	the Company's success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully re-building its brand image;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	legislative or regulatory changes which may adversely affect the Company’s business;

•	technological changes which may be more difficult or expensive than anticipated;

•	changes in interest rates which may reduce net interest margins and net interest income;

•	changes in deposit flows, loan demand or real estate values which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	success in integrating Community Capital Bank into existing operations;

•	the ability to realize cost efficiencies; and

•
general economic conditions, either  nationally or locally in some or all areas in which business is conducted, or conditions in the securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

Any or all of our forward-looking statements in this Annual Report and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Consequently, no forward-looking statement can be guaranteed.  We do not intend to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual events.  For a discussion of additional factors that could adversely affect our future performance, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.  BUSINESS

OVERVIEW

Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank and wholly owned subsidiary of Carver Bancorp, Inc., is the largest African- and Caribbean-American operated savings bank in the nation, with approximately $740 million in assets as of March 31, 2007.  Headquartered in the heart of the Harlem community of New York City, the Bank has ten branches, nine stand-alone ATM locations, including six 24/7 ATM centers, and approximately 160 employees as of June 15, 2007.

Carver Federal engages in a wide range of consumer and commercial banking services.  The Bank provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking including online bill pay, and telephone banking.  Through its affiliation with Merrill Lynch & Co., Carver Federal offers a comprehensive range of wealth management products.

Carver Federal offers loan products covering a variety of asset classes, including commercial and residential mortgages, construction loans and business loans.  The Bank finances its mortgage and loan products through its deposit operations or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

Carver Federal’s primary market area for deposits consists of areas currently served by its ten branches.  The Bank’s branches are located in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas.  However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, have combined to stimulate significant real estate and commercial development in the Bank’s market area.   The Bank believes that the demographics of its primary market area are changing as a result of the increase in real estate development in recent years.  The expected change in income demographics supports the Bank’s strategy to provide commercial banking products through its acquisition of Community Capital Bank (“CCB”), and wealth management products through its affiliation with Merrill Lynch & Co.

Carver Federal’s primary lending market includes Bronx, Kings, New York and Queens counties in New York City, and lower Westchester County, New York.

Although Carver Federal’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank is facing increased competition for deposits and mortgage lending in its market areas.  Management believes that this competition has become more intense as a result of the improving economic conditions in the Bank’s market area and an increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act (“CRA”). The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank’s most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.  Competition for deposits also comes from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Many of Carver Federal’s competitors have substantially greater resources and offer a wider array of financial services and products.  At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits.  These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges Carver Federal faces in expanding its current market share and growing its near term profitability.

Carver Federal’s long history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking helps the Bank compete with other competitors that have entered its market.

In addition, Carver Federal has successfully competed with larger financial institutions in a number of competitions for government grants and other awards.  In June 2006, Carver Federal won a $59.0 million New Market Tax Credit (“NMTC”) award.  That amount compared favorably with awards won by substantially larger banks, including a $143 million award for Bank of America, $100 million for Citibank and $50 million for JPMorgan Chase.  Carver Federal believes its proven ability to deliver mainstream financial products and services in historically underserved markets well positions the Bank to compete for awards under this and other programs designed to expand financial services in markets served by Carver Federal.

The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate the Bank’s participation in local economic development and other community-based activities.  As part of its operations, CCDC manages the $59.0 million NMTC award.   CCDC assists the Bank’s lending department in identifying and investing in development projects where the Bank can leverage the NMTC to facilitate such investments.

GENERAL

Carver Bancorp, Inc.

Carver Bancorp, Inc., a Delaware corporation (on a stand-alone basis, the “Holding Company” or “Registrant”), is the holding company for Carver Federal and its subsidiaries, Carver Statutory Trust I (the “Trust”) and Alhambra Holding Corporation, a Delaware corporation (“Alhambra”). The Trust was formed in September 2003 for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company.  The Holding Company formed Alhambra to hold its investment in a commercial office building that was subsequently sold in March 2000.  Alhambra is currently inactive.  Collectively, the Holding Company, the Bank and the Holding Company’s other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”

On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share.  On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Holding Company.

On April 5, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (“CCB”), a Brooklyn-based community bank, in a cash transaction valued at $11.1 million, or $40.00 per CCB share.  On September 29, 2006, the Bank acquired CCB, with approximately $165.4 million in assets and two branches. The Bank incurred an additional $879,000 in transaction costs related to the acquisition.  The acquisition of CCB and its award-winning small business lending platform has expanded the Company’s ability to capitalize on substantial growth in the small business market.

The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank.  The Holding Company’s executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027.  The Holding Company’s telephone number is (718) 230-2900.

Carver Federal Savings Bank

Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the “FHLB-NY”).  Carver Federal was founded as an African- and Caribbean-American operated institution to provide residents of underserved communities with the ability to invest their savings and obtain credit.  Carver Federal converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank.  None of the Bank’s employees is a member of a collective bargaining agreement, and the Bank considers its relations with employees to be satisfactory.

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2007, this subsidiary had $247,000 in total assets and a minimal net operating loss.  At March 31, 2007, no foreclosed real estate was held by the Company, however as a result of a property tax redemption, the Bank, through its subsidiary CFSB Realty Corp., took fee ownership of a vacant tract of land in Bayshore, NY.    Carver Federal also owns CFSB Credit Corp., an inactive subsidiary originally formed to undertake the Bank’s credit card issuances.  During the fourth quarter of the fiscal year ended March 31, 2003 (“fiscal 2003”), Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2007, CAC owned mortgage loans carried at approximately $125.2 million and total assets of $125.4 million.  On August 18, 2006, Carver Federal formed CCDC, a wholly-owned community development entity whose purpose is to make qualified loans or other investments in low- to moderate-income communities.

On October 5, 2006, Carver Federal established Carver Municipal Bank (“CMB”), a wholly-owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services. The Bank invested $2.0 million of capital into CMB at its formation. In the State of New York, municipal entities may deposit funds only with commercial banks, other than through limited exceptions, and CMB provides Carver Federal with a platform to enter into this new line of business.

Carver Federal continues to evaluate acquisition opportunities as part of its strategic objective for long term growth and may acquire directly or indirectly through Carver Federal.

Available Information

The Company makes available on or through its internet website, http://www.carverbank.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of The Securities Exchange Act.  Such reports are free of charge and are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549 .  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.

In addition, certain other basic corporate documents, including our Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of our Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of our annual meeting are posted on our website.  Printed copies of these documents are also available free of charge to any stockholder who requests them.  Stockholders seeking additional information should contact the Corporate Secretary’s office by mail at 75 West 125th Street, New York, New York 10027 or by e-mail at corporatesecretary@carverbank.com.

Lending Activities

General.  Carver Federal engages in a number of lending activities including the origination or purchase of first mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties; the origination or participation in loans for the construction or renovation of commercial properties and residential housing developments, and permanent loan financing subsequent to the completion of existing construction lending; and the origination and participation in business loans primarily for small business entities.  First mortgage loan purchases during the fiscal year ended March 31, 2007 (“fiscal 2007”), accounted for 20.0% of loan additions.  In order to achieve Carver Federal’s loan growth objectives, loan purchases are made to supplement originations.

Loan Portfolio Composition.  Total loans receivable increased by $89.8 million, or 18.1%, to $586.0 million at March 31, 2007 compared to $496.2 million at March 31, 2006. Carver Federal’s total loans receivable, net as a percentage of total assets increased to 78.5% at March 31, 2007 compared to 74.7% at March 31, 2006.  One- to four-family mortgage loans totaled $100.9 million, or 17.2% of Carver Federal’s total loan receivable; multifamily loans totaled $91.9 million, or 15.6% of total loans receivable; non-residential real estate loans, which includes commercial and church loans, totaled $204.3 million, or 34.7% of total loans receivable; and construction loans (net of committed but undisbursed funds), totaled $137.8 million, or 23.4% of total loans receivable.  Business loans totaled $52.5 million, or 8.9% of total loans receivable.  Consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.1 million, or 0.2% of total loans receivable.

Carver Federal pays a premium when the effective yield on the loans being purchased is greater than the current market rate for comparable loans.  These premiums are amortized as the loan is repaid.  It is possible that, in a declining interest rate environment, the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reducing the effective yield of the loan.  Total premiums Carver Federal paid on purchased loans decreased by $895,000, or 47.4%, to $995,000 at March 31, 2007 compared to $1.9 million at March 31, 2006.  The decrease was attributable to the amortization of premiums as loans pay down.

Carver Federal receives a discount when the effective yield on the loans being purchased is less than the current market rate for comparable loans.  Certain fees (net of origination expenses) on originated loans are deferred and amortized over the life of the loan.  These discounts and net deferred fees are amortized as the loan is repaid.  It is possible that, in a rising interest rate environment, the rate or speed at which loans repay may decrease which may have the effect of de-accelerating the amortization of the discounts and net deferred fees and therefore reducing the effective yield of the loan.  Total discounts and deferred fees increased by $393,000, or 65.3%, to $995,000 at March 31, 2007 compared to $602,000 at March 31, 2006.  The decrease was primarily attributable to the amount of fees deferred on originated loans.

Allowance for loan losses increased $1.4 million to $5.4 million at March 31, 2007 compared to $4.0 million at March 31, 2006. The increase was primarily the result of the CCB acquisition.  In addition, the Bank recorded a $276,000 provision for loan losses during fiscal 2007.  During fiscal 2007, $73,000 in net charge-offs were recorded.  See “—Asset Quality—Asset Classification and Allowance for Losses.”

The following table sets forth selected data relating to the composition of Carver Federal’s loan portfolio by type of loan as of March 31 (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Real estate loans:
One-to-four family	$100,912	17.2%	$143,433	28.9%	$155,797	36.7%	$98,645	27.8%	$71,735	24.2%
Multifamily	91,877	15.7%	104,718	21.1%	101,899	24.0%	120,252	33.9%	131,749	44.5%
Non-residential	203,186	34.7%	154,044	31.0%	116,769	27.5%	102,641	28.9%	79,244	26.7%
Construction	137,691	23.5%	92,511	18.7%	48,579	11.4%	27,376	7.7%	11,539	3.9%
Business	51,226	8.7%	445	0.1%	513	0.1%	4,578	1.3%	385	0.1%
Consumer and other (1)	1,067	0.2%	1,008	0.2%	1,184	0.3%	1,432	0.4%	1,740	0.6%
Total loans receivable	585,960	100.0%	496,159	100.0%	424,741	100.0%	354,924	100.0%	296,392	100.0%

Add:
Premium on loans	995		1,890		1,743		1,264		867
Less:
Deferred fees & loan discounts	(995)		(602)		(400)		(163)		(363)
Allowance for loan losses	(5,409)		(4,015)		(4,097)		(4,125)		(4,158)
Total loans receivable, net	$580,551		$493,432		$421,987		$351,900		$292,738

(1) Includes personal, credit card, and home improvement

One- to Four-Family Residential Lending.  Traditionally, Carver Federal’s lending activity has been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences, although no one- to four-family loans were purchased in fiscal 2007.  Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $750,000.   Approximately 92% of the one- to four-family residential mortgage loans maturing in greater than one year at March 31, 2007 were adjustable rate and approximately 8% were fixed-rate.  Over fiscal 2007, Carver Federal has shifted its efforts from primarily originating and purchasing one- to four-family residential loans to more profitable non-residential and construction real estate loans.  In addition, as part of a balance sheet restructuring, the Bank reclassified certain loans held in portfolio to held-for-sale and sold a portion of them.  These reasons primarily  resulted in a $42.5 million reduction in one- to four-family residential real estate loans to $100.9 million or 17.2% of total loans receivable, net.

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

The Bank’s lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%.  Under certain special loan programs, Carver Federal may originate and sell loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 97%.

Carver Federal’s fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale.  From time to time the Bank has sold such loans to Federal National Mortgage Association (“FNMA”), the State of New York Mortgage Agency (“SONYMA”) and other third parties.  Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released.  Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained.  At March 31, 2007, the Bank, through its sub-servicers, serviced $30.0 million in loans for FNMA and $8.8 million for other third parties.

From time to time Carver Federal purchases one- to four-family loans, which have included interest-only loans.  In an effort to maximize asset quality and consistent with cautionary advice offered to the thrift industry by the Office of Thrift Supervision, during the fiscal year, Carver Federal transferred a portion of the Bank's interest-only loans to held-for-sale.   Carver Federal no longer purchases or originates such loans for portfolio.

Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans.  These loans are generally retained in Carver Federal’s portfolio although they may be sold in the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury securities, respectively, adjusted to a constant maturity (usually one year), plus a margin.  The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

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

Multifamily Real Estate Lending.  Traditionally, Carver Federal originates and purchases multifamily loans, although no multifamily loans were purchased in fiscal 2007.  Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending.  For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units.  The multifamily portfolio decreased during fiscal 2007.  At March 31, 2007, multifamily loans totaled $91.9 million, or 15.7% of Carver Federal’s total loans receivable, net.

Carver Federal’s multifamily product guidelines generally require that the maximum LTV not exceed 80% based on the appraised value of the mortgaged property.  The Bank generally requires a Debt Service Coverage Ratio (“DSCR”) of at least 1.15 on multifamily loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment.  Carver Federal originates and purchases multifamily mortgage loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods.  The Bank, on a case-by-case basis, originates ten-year fixed-rate loans.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a loan risk-rating system.  Under the risk-rating system, all commercial real estate loans are risk-rated internally at the time of origination.  In addition, to evaluate changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of multifamily real estate loan relationships of $250,000 to $2.0 million, and at least semiannually prepares a written report for all relationships exceeding $2.0 million.  Summary reports are then reviewed by the Internal Asset Review Committee for changes in the credit profile of individual borrowers and the portfolio as a whole.

Non-residential Real Estate Lending.  Carver Federal’s non-residential real estate lending activity consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area.  Carver Federal acquired $40.0 million in non-residential loans, excluding purchase accounting discount, with the acquisition of CCB.  CCB’s underwriting standards were comparable to Carver Federal’s.  Non-residential real estate lending entails additional risks compared with one- to four-family residential and multifamily lending.  For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property.  Carver Federal’s maximum LTV on non-residential real estate mortgage loans is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.20 on non-residential real estate loans.  The Bank requires the assignment of rents of all tenants’ leases in the mortgaged property, which serves as additional security for the mortgage loan.  At March 31, 2007, non-residential real estate mortgage loans totaled $203.2 million, or 34.7% of the total loans receivable, net.  This balance also reflects a year-over-year increase of $49.1 million which is in line with the Bank’s objective of investing in higher yielding loans.

All non-residential real estate loans are risk-rated internally at the time of origination.  At least semi-annually, an independent consulting firm risk-rates and prepares written summary reports for all relationships exceeding $2.0 million and a statistical sampling of loans $250,000 to $2.0 million.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches.  At March 31, 2007, loans to churches totaled $12.4 million, or 2.0% of the Bank’s gross loan portfolio.  These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio.  The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction.  There are currently 23 church loans in the Bank’s loan portfolio.

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

Construction Lending.  The Bank originates or participates in construction loans for new construction and renovation of churches, multifamily buildings, residential developments, community service facilities and affordable housing programs.  Carver Federal acquired $6.1 million in construction loans with the acquisition of CCB.  CCB’s underwriting standards were comparable to Carver Federal.  Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family, multifamily or mixed use and commercial real estate in the Bank’s market area.  The Bank’s construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank’s mortgage loans on existing properties.  The loans provide for disbursement in stages as construction is completed.  Participation in construction loans may be at various stages of funding.  Construction terms are usually from 12 to 24 months.  The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds.  Borrowers must satisfy all credit requirements that apply to the Bank’s permanent mortgage loan financing for the mortgaged property.  Carver Federal has established additional criteria for construction loans to include an engineer’s plan and cost review on all construction budgets with appropriate interest reserves for loans in excess of $250,000.

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

At March 31, 2007, the Bank had $137.7 million (net of $30.9 million of committed but undisbursed funds) in construction loans outstanding, comprising 23.5% of the Bank’s total loans receivable, net.  The balance at March 31, 2007 reflects a $45.2 million, or 48.8%, increase over fiscal year ended March 31, 2006 (“fiscal 2006”), consistent with management’s objective to add higher yielding loans to portfolio.  Purchased construction loans represent 84.5% of total construction loans in portfolio.   The Bank’s primary source of construction loan purchases is Community Preservation Corporation, a private not-for-profit corporation sponsored by more than 90 commercial banks, savings institutions and insurance companies that provides mortgage, construction and other lending for the housing needs with the goal to revitalize low- and mixed-income communities.

Business Loans.  Carver Federal acquired a small business lending portfolio, consisting of approximately 300 loans totaling  approximately $53.6 million, excluding the discount to fair market value at acquisition, increasing the portfolio to $51.2 million or 8.7% of total loans receivable, net.  Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments.  During the fourth quarter of the fiscal year ended March 31, 2005, Carver Federal’s Board of Directors (the “Board”) approved the Bank to provide back-up liquidity for highly rated U.S. corporate commercial paper borrowers with a minimum short term debt rating of A-1/P-1 (“CP Back-up”) where a minority bank is the administrative agent and is syndicated entirely to a minority bank group.  As of March 31, 2007, the Bank had entered into two minority bank CP Back-up facilities, one for $6.3 million with a AAA rated U.S. corporate borrower and one for $6.4 million with an A+ rated U.S. corporate borrower.  The facilities are not expected to be drawn as they provide alternate liquidity to the borrowers and the Bank is paid a commitment fee for this product.

Consumer Loans. At March 31, 2007, the Bank had $1.1 million in consumer loans, or 0.2% of the Bank’s gross loan portfolio.  At March 31, 2007, $890,000, or 83.4% of the Bank’s consumer loans, were unsecured loans, consisting of all consumer loans other than loans secured by savings deposits, and $177,000, or 16.6%, were secured by savings deposits.  At the end of the fiscal year ended March 31, 2006 (“fiscal 2006”) the Bank froze all undrawn available credit lines on its credit card product in an effort to terminate this product and collect repayments on outstanding balances and related finance charges.  Effective March 31, 2006, all unsecured credit card accounts were converted to fixed rate installment loans with an amortization period not to exceed 48 months.

Consumer loans generally involve more risk than first mortgage loans.  Collection of a delinquent loan is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered.  These loans may also give rise to claims and defenses by a borrower against Carver Federal, and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral.  In underwriting unsecured consumer loans other than secured credit cards, Carver Federal considers the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral.  The underwriting for secured credit cards only takes into consideration the value of the underlying collateral.  See “—Asset Quality—Non-performing Assets.”

Loan Processing.  Carver Federal’s loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers.  Loans are originated by the Bank’s personnel who receive a base salary, commissions and other incentive compensation.  Loan application forms are available at each of the Bank’s offices.  All real estate, business and unsecured loan applications are forwarded to the Bank’s Lending Department for underwriting pursuant to standards established in Carver Federal’s loan policy.

The underwriting and loan processing for residential loans is initiated internally but undergoes subsequent review by an outsourced third party provider for loans with LTV ratios greater than 80% that require private mortgage insurance.  A commercial real estate loan application is completed for all multifamily and non-residential properties which the Bank finances.  Prior to loan approval, the property is inspected by a loan officer.  As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).   Business loan applications are completed for all business loans.  Most business loans are secured by real estate, guaranteed by the SBA or UCC filings.  The loan approval process considers the credit history of the applicant, collateral, cash flows and purpose and stability of the business.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other verifications are ordered to confirm specific information relating to the loan applicant’s income and credit standing.  It is the Bank’s policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent appraiser approved by the Bank.

It is Carver Federal’s policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances.    Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies must be obtained.  Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance.  Written conformation of the guarantee for SBA loans and evidence of the UCC filing is also required.

Loan Approval.    Except for real estate and business loans in excess of $6.0 million and $3.0 million, respectively, mortgage and business loan approval authority has been delegated by the Bank’s Board to the Board’s Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank’s Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $3.0 million for real estate loans, $2.0 million for business loans secured by real estate and $1.0 million for all other business loans.  All one- to four-family mortgage loans that conform to FNMA standards and limits may be approved by the Residential Mortgage Loan Underwriter.  Any loan that represents an exception to the Bank’s lending policies must be ratified by the next higher approval authority.  Real estate and business loans above $6.0 million and $3.0 million, respectively, must be approved by the full Board.  Purchased loans are subject to the same approval process as originated loans.

Loans-to-One-Borrower.  Under the loans-to-one-borrower limits of the OTS, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “—Regulation and Supervision—Federal Banking Regulation—Loans-to-One-Borrower Limitations.” At March 31, 2007, the maximum loans-to-one-borrower under this test would be $9.5 million and the Bank had no relationships that exceeded this limit.

Loan Sales.  Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal occasionally funds loans secured by property in other areas.  All such loans, however, satisfy the Bank’s underwriting criteria regardless of location.  The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of either FNMA, SONYMA or other third-party purchaser to provide opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

Loan Originations and Purchases.  Loan originations, including originated for sale, were $130.0 million in fiscal 2007 compared to $111.3 million in fiscal 2006 and $85.8 million in the fiscal year ended March 31, 2005 (“fiscal 2005”).  The increase in loan originations in fiscal 2007 can be attributed to strong market conditions and the Bank’s commitment to increasing its market share.  The Bank acquired CCB in fiscal 2007 with gross loans of $102.6 million.  The market continues to be challenging as new lenders enter the already fiercely competitive marketplace.

 During fiscal 2007, Carver Federal purchased a total of $58.2 million of mortgage loans, consisting of performing, construction and non-residential mortgage loans and business loans to supplement its origination efforts.  This represented 31.9% of Carver Federal’s purchases and originations of its loan portfolio during fiscal 2007.  The Bank purchases loans in order to increase interest income and to manage its liquidity position.  The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on business loans, multifamily and non-residential real estate mortgage loans, including those in construction, as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders.  Loans purchased in fiscal 2007 decreased $37.9 million, or 39.5%, from loan purchases of $96.1 million during fiscal 2006 due to the Bank’s focus on originating and purchasing higher yielding loans.

The following table sets forth certain information with respect to Carver Federal’s loan originations, purchases and sales for the years ended March 31 (dollars in thousands):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One- to four-family	$32,381	20.57%	$15,132	8.18%	$15,437	8.46%
Multifamily	8,657	5.50%	18,063	9.77%	15,969	8.75%
Non-residential	31,108	19.76%	33,582	18.16%	30,823	16.89%
Construction	56,834	36.11%	44,040	23.81%	23,351	12.79%
Business	730	0.46%	-	-%	-	-%
Consumer and others (1)	282	0.18%	532	0.29%	221	0.13%
Total loans originated	129,992	82.58%	111,349	60.21%	85,801	47.02%
Loans purchased (2)	58,191	36.97%	96,140	51.98%	104,734	57.39%
Loans sold (3)	(30,778)	(19.55)%	(22,543)	(12.19)%	(8,043)	(4.41)%
Net additions to loan portfolio	$157,405	100.00%	$184,946	100.00%	$182,492	100.00%

(1) Comprised of business lines of credit, personal, auto, credit card and home equity loans.
(2) Comprised of primarily construction and non-residential mortgage loans and business loans.
(3) Comprised of primarily one- to four-family mortgage loans.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates.  The Bank’s purchased loans are generally acquired without recourse, with certain exceptions related to the seller’s compliance with representations and warranties, and in accordance with the Bank’s underwriting criteria for originations.  In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates.  The Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans secured by property secured outside its market area to meet its financial objectives.  The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal’s market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal’s market area.  There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.  During fiscal 2007, the properties securing purchased loans were concentrated primarily in New York.

In an effort to reduce these risks, the Bank has sought to ensure that purchased loans satisfy the Bank’s underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank.  A review of each purchased loan is conducted, and the Bank also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents.  These warranties and representations remain in effect for the life of the loan.  Any misrepresentation must be cured within 90 days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

Interest Rates and Loan Fees. Carver Federal determines the interest rates that it charges on loans primarily by comparison of competitive loan rates offered in its market area and by examining the minimum yield requirements for loans purchased by secondary market sources.  Loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the banking industry and the demand for such loans.  These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the “FRB”), the general supply of money in the economy, tax policies and governmental budget matters.

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

In addition to the foregoing fees, Carver Federal receives fees for servicing mortgage loans for others, which in turn generally are sub-serviced for Carver Federal by a third party servicer.  Servicing activities include the collection and processing of mortgage payments, accounting for loan repayment funds and paying real estate taxes, hazard insurance and other loan-related expenses out of escrowed funds.  Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing market interest rates and their affect on the demand for loans in the Bank’s market area. Carver Federal also receives fees for servicing SBA loans.  Servicing activities include collection and processing of payments, accounting for loan repayment funds and SBA servicing and reporting requirements.

Loan Maturity Schedule.  The following table sets forth information at March 31, 2007 regarding the amount of loans maturing in Carver Federal’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity.  Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal’s actual repayment experience to differ significantly from that shown below  (in thousands):

	Loan Maturities
	<1 Yr.	1-2 Yrs	2-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10-20 Yrs.	20+ Yrs.	Total
Real Estate Loans:
One to four-family	$3,580	$1,039	$2,690	$2,801	$192	$1,605	$89,005	$100,912
Multifamily	4,804	15,911	5,315	31,280	6,514	9,004	19,049	$91,877
Non-residential	7,610	26,645	48,079	70,622	29,937	14,897	6,489	$204,279
Construction	102,775	27,875	6,188	-	945	-	-	$137,783
Business	14,304	1,228	10,538	2,547	9,834	8,660	5,377	$52,488
Consumer	312	10	51	138	442	114	-	$1,067
Total	$133,385	$72,708	$72,861	$107,388	$47,864	$34,280	$119,920	$588,406

The following table sets forth as of March 31, 2007 amounts in each loan category that are contractually due after March 31, 2008 and whether such loans have fixed or adjustable interest rates.  Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets.  The average life of long term loans is substantially less than their contractual terms due to prepayments.  In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans (in thousands):

	Due After March 31, 2008
	Fixed	Adjustable	Total
Real Estate Loans:
One- to four-family	$7,420	$89,912	$97,332
Multifamily	26,127	60,946	87,073
Non-residential	48,376	148,293	196,669
Construction	-	35,008	35,008
Business	9,725	28,459	38,184
Consumer	755	-	755
Total	$92,403	$362,618	$455,021

Asset Quality

General. One of the Bank’s key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Bank’s financial condition.  Such strategies, as well as the Bank’s concentration on one- to four-family, commercial mortgage lending (which includes multifamily and non-residential real estate loans), construction lending and business loans (mostly secured by real estate and the SBA), the maintenance of sound credit standards for new loan originations and a strong real estate market, have resulted in the Bank maintaining a low level of non-performing assets.

The underlying credit quality of the Bank’s loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which, in turn, is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets, may also impact the borrower’s ability to pay.  Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets.  When a borrower fails to make a payment on a loan, immediate steps are taken by Carver Federal and its sub-servicers to have the delinquency cured and the loan restored to current status.  With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed, if applicable.  If payment is not promptly received, the borrower is contacted by telephone and efforts are made to formulate an affirmative plan to cure the delinquency.  Additional calls are made by the 20th and 25th day of the delinquency.  If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date.  If a mortgage loan becomes 60 days delinquent, Carver Federal seeks to make personal contact with the borrower and also has the property inspected.  If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met.  If payment is still not made, the Bank may pursue foreclosure or other appropriate action.  In the case of business loans the collection process is similar. The Bank may pursue foreclosure or other appropriate action for business loans secured by real estate.  For business loans not secured by real estate, the bank may seek the SBA guarantee or other appropriate action.

When a borrower fails to make a payment on a consumer loan, steps are taken by Carver Federal’s loan servicing department to have the delinquency cured and the loan restored to current status.  Once the payment grace period has expired (15 days after the due date), a late notice is mailed to the borrower immediately and a late charge is imposed, if applicable.  If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency.  If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date.  If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower.  If the loan remains delinquent, it is reviewed for charge-off.  The Bank’s collection efforts generally continue after the loan is charged off.

The following table sets forth information with respect to Carver Federal’s non-performing assets as of March 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis (1):
Real estate:
One- to four-family	$173	$1,098	$149	$558	$1,113
Multifamily	3,886	763	167	1,532	-
Non-residential	-	-	665	-	639
Construction	-	865	-	23	23
Business	439	-	-	-	-
Consumer	12	4	17	10	27
Total non-accrual loans	4,510	2,730	998	2,123	1,802

Accruing loans contractually past due> 90 days	-	-	-	-	-

Total non-accrual & accruing loans past due> 90 days	$4,510	$2,730	$998	$2,123	$1,802

Other non-performing assets (2):
Real estate - land	28	26	-	-	-
Total other non-performing assets	28	26	-	-	-
Total non-performing assets (3)	$4,538	$2,756	$998	$2,123	$1,802

Non-performing loans to total loans	0.74%	0.55%	0.23%	0.60%	0.61%
Non-performing assets to total assets	0.61%	0.42%	0.16%	0.39%	0.36%

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

(3)	Total non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due, property acquired in settlement of loans.

At March 31, 2007, total non-performing assets increased by $1.8 million to $4.5 million, compared to $2.8 million at March 31, 2006.  At March 31, 2007, other non-performing assets consists of a $28,000 parcel of land that Carver Federal acquired as a result of a property tax redemption.  The increase in non-accrual loans reflects a $3.8 million group of loans to one borrower that were restructured and was partially offset by non-performing loans that were paid off and payments on other loans which returned them to performing status.

There were no accruing loans contractually past due 90 days or more at March 31, 2007 and March 31, 2006, reflecting the continued practice adopted by the Bank during the fiscal year ended March 31, 2000 to either write off or place on non-accrual status all loans contractually past due 90 days or more.

Asset Classification and Allowances for Losses.  Federal regulations and the Bank’s policies require the classification of assets on the basis of credit quality on a quarterly basis.  An asset is classified as “substandard” if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any.  An asset is classified as “doubtful” if full collection is highly questionable or improbable.  An asset is classified as “loss” if it is considered un-collectible, even if a partial recovery could be expected in the future.  The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses.  If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss or charge off such amount.  Federal examiners may disagree with a savings institution’s classifications.  If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director.

At March 31, 2007, Carver Federal had $7.5 million of loans classified as substandard, representing 1.0% of the Bank’s total assets.  As of March 31, 2006, the Bank had $2.2 million of loans classified as substandard, representing 0.3% of the Bank’s total assets.  This increase results primarily from a $3.8 million group of loans to one borrower that were restructured and classified during the year and $1.0 million in classified business loans acquired with CCB.  There were $153,000 and $50,000 in loans classified as doubtful and loss, respectively, at March 31, 2007 as compared to no loans classified as doubtful or loss at March 31, 2006.

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

At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged-off against the allowance for loan losses.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to acquisition, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.  At March 31, 2007, the Bank had no foreclosed real estate, however, as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY.

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the years ended March 31 (dollars in thousands):

	2007	2006	2005	2004	2003

Balance at beginning of year	$4,015	$4,097	$4,125	$4,158	$4,128
Charge-offs:
One- to four-family	19	17	8	6	2
Non-residential	-	-	-	-	-
Business	50	-	-	55	-
Consumer and other	51	100	65	264	226
Total Charge-offs	120	117	73	325	228

Recoveries:
One- to four-family	2	5	-	107	-
Non-residential	2	-	-	-	-
Business	-	-	-	10	73
Consumer and other	43	30	45	175	185
Total Recoveries	47	35	45	292	258

Net loans charged-off (recovered)	73	82	28	33	(30)
CCB acquisition allowance	1,191	-	-	-	-
Provision for losses	276	-	-	-	-
Balance at end of year	$5,409	$4,015	$4,097	$4,125	$4,158

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.02%	0.01%	0.01%	-0.01%
Allowance to total loans	0.88%	0.81%	0.96%	1.16%	1.40%
Allowance to non-performing loans (1)	119.93%	147.07%	410.65%	194.30%	230.74%

(1)	Non-performing assets consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.

The following table allocates the allowance for loan losses by asset category at March 31 (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to four-family	$373	6.90%	$565	14.07%	$528	12.89%	$355	8.61%	$298	7.17%
Multifamily	$1,413	26.13%	1,084	27.00%	898	21.92%	1,240	30.05%	656	15.78%
Non-residential	$1,487	27.49%	960	23.91%	1,129	27.56%	853	20.68%	1,967	47.30%
Construction	$951	17.57%	303	7.55%	212	5.17%	158	3.83%	170	4.09%
Business	$951	17.58%	22	0.55%	10	0.24%	92	2.23%	8	0.19%
Consumer and other	$234	4.32%	420	10.46%	544	13.28%	395	9.58%	336	8.08%
Unallocated	$0	0.00%	661	16.46%	776	18.94%	1,032	25.02%	723	17.39%
Total Allowance	$5,409	100.00%	$4,015	100.00%	$4,097	100.00%	$4,125	100.00%	$4,158	100.00%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that securities be classified into three categories:  trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity.  At March 31, 2007, the Bank had no securities classified as trading. At March 31, 2007, $48.0 million, or 71.5% of the Bank’s mortgage-backed and other investment securities, was classified as available-for-sale.  The remaining $19.1 million, or 28.5%, was classified as held-to-maturity.

Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities in order to achieve its asset/liability management goals and collateral needs.  Although mortgage-backed securities generally yield less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity.  Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws.  See “—Regulation and Supervision—Federal Banking Regulation—QTL Test” and “Federal and State Taxation.”

At March 31, 2007, mortgage-backed securities constituted 5.4% of total assets, as compared to 14.6% of total assets at March 31, 2006.  Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA and FHLMC participation certificates.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2007, constituted $39.2 million, or 97.8%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

The following table sets forth the carrying value of Carver Federal’s mortgage-backed securities at March 31 (in thousands):

	2007	2006	2005
Available-for-Sale:
GNMA	$13,619	$63,007	$83,425
FNMA	5,895	4,589	8,149
FHLMC	1,125	2,209	3,908
Other	537	-	-
Total available-for-sale	21,176	69,805	95,482
Held to Maturity:
GNMA	$727	$809	$1,070
FNMA	4,792	7,900	10,780
FHLMC	13,308	17,372	19,115
Other	120	70	51
Total held to maturity	18,947	26,151	31,016
Total mortgage-backed securities	$40,123	$95,956	$126,498

The following table sets forth the scheduled final maturities, book and fair values for Carver Federal’s mortgage-backed securities at March 31, 2007 (dollars in thousands):

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
One through five years	$117	$117	5.98%
Five through ten years	3,789	3,788	5.21%
After ten years	17,269	17,271	4.92%
Total available-for-sale	$21,175	$21,176	4.98%
Held-to-maturity:
One through five years	$28	$28	5.63%
Five through ten years	-	-	-
After ten years	18,919	18,790	5.54%
Total held-to-maturity	$18,947	$18,818	5.54%

Actual maturities will differ from contractual maturities due to unscheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  The table above does not consider the effects of possible prepayments or unscheduled repayments.

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity.  Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds.  In fiscal 2005, as a result of the attempted acquisition of Independence Federal Savings Bank (“IFSB”), Carver invested in 150,000 shares of IFSB common stock totaling $3.1 million.  However, on May 11, 2005, subsequent to the termination of that acquisition agreement, the Company sold its entire equity investment in IFSB for an aggregate price of 1.6 million.  The capital loss realized by the Company on the sale of IFSB shares can be utilized by the Company to offset capital gains to the extent such gains occur before the 5th anniversary of the sale of the IFSB shares.

The following table sets forth the carrying value of Carver Federal’s other securities as of March 31 (in thousands):

	2007	2006	2005
U.S. Government, equity and other securities:
Available-for-sale	$26,804	$12,077	$22,551
Held-to-maturity	190	253	286
Total other securities	$26,994	$12,330	$22,837

The following table sets forth by scheduled maturities the book and fair values for Carver Federal’s other securities available-for-sale at March 31, 2007 (dollars in thousands):

			Weighted
	Amotrized	Fair	Average
	Cost	Value	Rate
Available-for-sale:
One year or less	$3,468	$3,475	6.13%
One through five years	9,915	10,011	5.59%
Five through ten years	10,785	10,993	5.55%
After ten years	2,249	2,325	5.52%
Total available-for-sale securities	$26,417	$26,804	5.64%

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “—Regulation and Supervision—Federal Banking Regulation—Liquidity.”

Deposit Activity and Other Sources of Funds

General.  Deposits are the primary source of Carver Federal’s funds for lending and other investment purposes.  In addition to deposits, Carver Federal derives funds from loan principal repayments, loan and investment interest payments, maturing investments and fee income.  Loan and mortgage-backed securities repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates, pricing of deposits, competition and general economic conditions.  Borrowed money may be used to supplement the Bank’s available funds, and from time to time the Bank borrows funds from the FHLB-NY and has borrowed funds through repurchase agreements and trust preferred debt securities.

Deposits.  Carver Federal attracts deposits from consumers, local institutions and public entities through its ten branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to seven years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal’s policies are designed primarily to attract deposits from local residents and businesses through the Bank’s branches.  Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

In fiscal 2007 the Bank acquired two additional branches in Brooklyn, New York and $144.5 million in deposits resulting from its acquisition of CCB.  In fiscal 2006, the Bank opened one additional stand-alone ATM in Bedford Stuyvesant, Brooklyn. During fiscal 2005 the Bank opened two branches as well as two stand-alone ATMs.  The first branch and ATM were opened in July 2004 at Atlantic Terminal in Fort Greene, Brooklyn.  A second ATM at 116th Street and a branch at 145th Street in Harlem were opened in December 2004 and January 2005, respectively.    The Bank’s branches on 116th Street and 145th Street in Harlem and in Jamaica operate in New York State designated Banking Development Districts (“BDD”), which allow Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits.  As of March 31, 2007, Carver Federal held $127.3 million in BDD deposits.  At March 31, 2007 the Bank held $43.1 million in brokered deposits, specifically certificates of deposits.  Included in brokered deposits are $20.1 million of deposits through CDARS (Certificates of Deposit Account Registry Service).  The CDARS product offers customers a convenient way to enjoy full federal deposit insurance on deposits up to $30 million.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank’s funds acquisition and liquidity requirements, the rates paid by the Bank’s competitors, current market rates, the Bank’s growth goals and applicable regulatory restrictions and requirements.

The following table sets forth the change in dollar amount of deposits accounts offered by Carver Federal during the year ended March 31 (dollars in thousands):

	2007	2006	2005

Deposits at beginning of period	$504,638	$455,870	$375,519
Deposit acquired with CCB	144,142	-	-
Net (decrease) increase before interest credited	(45,837)	39,847	74,896
Interest credited	12,179	8,921	5,455
Deposits at end of period	$615,122	$504,638	$455,870

Net decrease during the year:
Amount	$(33,658)	$48,768	$80,351
Percent	-6.7%	10.7%	21.4%

 The following table sets forth the distribution in the various types of the Bank’s deposit accounts and the related weighted average interest rates paid as of and for the years ended March 31 (dollars in thousands):

	2007			2006			2005
	Amount	% of Total	Wtd. Avg. Rate	Amount	% of Total	Wtd. Avg. Rate	Amount	% of Total	Wtd. Avg. Rate

Non-interest-bearing demand	$50,891	8.27%	0.00%	$31,085	6.16%	0.00%	$25,570	5.61%	0.00%
NOW accounts	28,910	4.70%	0.39%	27,904	5.53%	0.31%	24,095	5.29%	0.30%
Savings and club	137,960	22.43%	0.68%	139,724	27.69%	0.68%	137,810	30.23%	0.62%
Money market savings	46,996	7.64%	2.62%	40,045	7.94%	2.41%	36,294	7.96%	1.34%
Certificates of deposit	347,753	56.53%	4.17%	263,963	52.31%	3.76%	229,685	50.38%	2.30%
Other	2,612	0.42%	1.39%	1,917	0.38%	1.47%	2,416	0.53%	1.13%
Total	$615,122	100.00%	2.73%	$504,638	100.00%	2.37%	$455,870	100.00%	1.47%

The following table sets forth the amount and maturities of certificates of deposit in specified weighted average interest rate categories at March 31 (dollars in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2007	of Total	2006

0% - 0.99%	$12,401	$26	$-	$12	$12,439	3.58%	$746
1% - 1.99%	20,721	122	-	-	$20,843	5.99%	9,137
2% - 3.99%	85,567	12,480	13,047	3,901	$114,995	33.07%	137,602
4% and over	164,455	24,530	-	10,491	$199,476	57.36%	116,478
Total	$283,144	$37,158	$13,047	$14,404	$347,753	100.00%	$263,963

Carver Federal’s certificates of deposit of $100,000 or more were $217.4 million as of March 31, 2007 compared to $183.5 million at March 31, 2006.  These certificates of deposit over $100,000 include BDD deposits of $127.3 million and $136.1 million at March 31, 2007 and 2006, respectively.  Deposits, other than certificates of deposits, with balances of $100,000 or more totaled $98.7 million and $80.9 million at March 31, 2007 and 2006, respectively.

Borrowed Money.  Deposits are the primary source of funds for Carver Federal’s lending, investment and general operating activities.  Carver Federal is authorized, however, to use advances and securities sold under agreements to repurchase (“Repos”) from the FHLB-NY and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the Federal Home Loan Bank (“FHLB”) system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal’s stock in the FHLB-NY and a pledge of Carver Federal’s mortgage loan and mortgage-backed securities portfolios.

On September 17, 2003, Carver Federal Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2007 of 8.41%.  The subordinated debt securities amounted to $13.3 million at March 31, 2007 and are included in other borrowed money on the consolidated statement of financial condition.  The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2007, Carver had outstanding $61.1 million in total borrowed money, consisting of the subordinated debt securities and advances from FHLB-NY.

The following table sets forth certain information regarding Carver’s  borrowed money at the dates and for the periods indicated as of and for the years ended March 31 (dollars in thousands):

	2007	2006	2005
Amounts outstanding at the end of period:
FHLB advances	$47,775	$80,935	$102,500
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,318	$13,260	$13,202

Rate paid at period end:
FHLB advances	4.32%	4.13%	3.78%
Guaranteed preferred beneficial interest in junior subordinated debentures	8.40%	7.97%	6.08%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$93,975	$112,488	$112,506
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,318	$13,260	$13,202

Approximate average amounts outstanding for period:
FHLB advances	$65,567	$94,798	$97,013
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,286	$13,230	$13,171

Approximate weighted average rate paid during period:
FHLB advances	4.36%	3.81%	3.71%
Guaranteed preferred beneficial interest in junior subordinated debentures	8.33%	7.50%	5.49%

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OTS.  The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”), and it is a member of the FHLB.  The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The Holding Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.  The OTS and the FDIC periodically perform safety and soundness examinations of the Bank and the Holding Company and test our compliance with various regulatory requirements.  The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

Federal Banking Regulation

Activity Powers.  The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”), as amended, and the regulations of the OTS.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  The Bank’s authority to invest in certain types of loans or other investments is limited by federal law.

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

On December 14, 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  The Bank is evaluating the CRE Guidance as to its impact on the conduct of the Bank’s business.  The Bank believes it will be able to effectively implement the requirements set forth in the CRE Guidance during fiscal year 2008.

Loans to One Borrower Limitations.  The Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank’s total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank’s unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans to one borrower limitations.  At March 31, 2007, the Bank’s limit on loans to one borrower based on its unimpaired capital and surplus was $9.5 million.

QTL Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank’s business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter.  In addition, if the Bank does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB-NY as promptly as possible.  At March 31, 2007, the Bank maintained approximately 69.3% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank’s risk profile.  At March 31, 2007, the Bank exceeded each of its capital requirements with a tangible capital ratio of 7.9%, leverage capital ratio of 7.9% and total risk-based capital ratio of 10.3%.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentrations of risk and the risks of non-traditional activities.  The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an interest rate risk component to be incorporated into the OTS risk-based capital regulations.  On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the interest rate risk component of the risk-based capital requirement.  Pursuant to the amendment, the OTS will continue to monitor the interest rate risk of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.  In addition, the OTS monitors the interest rate risk of individual institutions through a variety of means, including an analysis of the change in portfolio value, or NPV.  NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and therefore, hypothetically represents the value of an institution’s net worth.  The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OTS Bulletin 13a provides guidance on the management of interest rate risk and the responsibility of Boards of Directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institution to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on the Bank.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories.  All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.  Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.  Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.  At March 31, 2007, the Bank was considered well-capitalized by the OTS.

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

Community Reinvestment.  Under the CRA, as amended, as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA does, however, require the OTS, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

In particular, the system focuses on three tests:

(1)	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

(2)
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

(3)	a service test, to evaluate the institution’s delivery of banking services through its branches, ATM centers and other offices.

The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in 2006.

Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA.  The Holding Company has no such agreements in place at this time.

Transactions with Related Parties.  The Bank’s authority to engage in transactions with its “affiliates” and insiders is limited by OTS regulations and by Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”).  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank.  In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board.  At March 31, 2007, there were no loans to officers or directors.

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

Assessment.  The OTS charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2007, Carver paid $166,000 in OTS assessments.

Enforcement.  The OTS has primary enforcement responsibility over the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

Standards for Safety and Soundness.  The OTS has adopted guidelines prescribing safety and soundness standards.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  In addition, OTS regulations authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Insurance of Deposit Accounts

The deposits of the Bank are insured up to applicable limits by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined semi-annually by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credits are expected to fully cover the 2007 assessment. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly, and during the calendar year ending December 31, 2006, averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% to 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Community Bank and the Commercial Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Bank’s total expense in fiscal 2007 for FDIC assessment for Financing Corporation (FICO) bonds interest payments was $66,000.  Due to the Bank’s favorable assessment risk classification there was no deposit insurance assessment on our deposits for fiscal 2007.

Federal Home Loan Bank System.  The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as an FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2007 of $3.2 million.  Any advances from an FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to their members and could also result in the FHLB-NY imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank’s net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $261,000, $274,000 and $130,000 for fiscal years 2007, 2006 and 2005, respectively.  In the third quarter of fiscal 2004, the FHLB-NY suspended dividend payments to stockholders due to losses in its securities portfolio, but resumed payment in the fourth quarter.  The dividend rate paid on FHLB-NY stock at March 31, 2007 was 7.50%.

Under the Gramm-Leach-Bliley Act, as amended (“Gramm-Leach”), which repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank.  Gramm-Leach also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.  Two classes of stock are authorized:  Class A (redeemable on six months notice) and Class B (redeemable on five years notice).  Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB stock.  Under the new capital plan, each member of the FHLB will have to maintain a minimum investment in FHLB capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

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

New York State Banking Laws and Regulations.   On October 5, 2006, Carver Federal established a new subsidiary, CMB, as a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. CMB is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator and the FDIC, as the deposit insurer.

In addition to being a regulator of CMB, the New York State Banking Department has adopted Section 6-L to the banking law and regulations which impose restrictions and limitations on certain high cost home loans made by any individual or entity, including a federally-chartered savings bank, that originates more than one high cost home loan in New York State in a 12-month period.  Among other things, the regulations and statute prohibit certain mortgage loan provisions and certain acts and practices by originators and impose certain disclosure and reporting requirements.  It is unclear whether these provisions would be preempted by Section 5(a) of HOLA, as implemented by the lending and investment regulations of the OTS.  The OTS has not yet adopted regulations regarding high-cost mortgage loans and is currently considering whether it will do so.  Although the Bank does not originate loans that meet the definition of “high-cost mortgage loan” under the proposed regulations, in the event the Bank determines to originate such loans in the future, the Bank may be subject to such regulation, if adopted as proposed.

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

Bad Debt Reserves.  Prior to fiscal 2004 the Bank met the requirement as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts with respect to “qualifying loans,” which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank’s taxable income.  Since fiscal year 2004, the Bank has not been considered to be a small bank because its total assets have exceeded $500 million.

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

State and Local Taxation

State of New York.  The Bank and the Holding Company are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank’s deductions for additions to its reserve for bad debts.  The New York State franchise tax rate based upon entire net income for both fiscal years 2007 and 2006 was 9.03%, (including the Metropolitan Commuter Transportation District Surcharge) of net income.  In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.  60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income.  Distributions to Carver Federal received from Carver Asset Corporation are eligible for the New York State dividends received deduction.  However, the Holding Company has been subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for both fiscal years 2007 and 2006 based upon alternative entire net income.  For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.

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

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of June 15, 2007.  Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

Deborah C. Wright, age 49, has served as President and Chief Executive Officer and a Director of the Holding Company and Carver Federal since June 1, 1999. In February 2005, Ms. Wright was elected Chairman of the Board.  Prior to joining Carver, Ms. Wright was President & Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996.

Roy Swan, age 43, has served as Executive Vice President and Chief Financial Officer since November 2006 and formerly served as Senior Vice President, Corporate Secretary and Chief of Staff since May 2005.  Prior to joining Carver, Mr. Swan served as Vice President, Finance & Administration at Time Warner Inc. since March 2003.

Charles F. Koehler, age 63, has served as Executive Vice President of Lending since September 2006.  Previously, Mr. Koehler was the President and Chief Executive Officer of CCB where he had been employed since 1998.  He has an extensive background in many phases of banking with over 40 years experience primarily in the credit arena.

Susan M. Ifill, age 47, has served as Senior Vice President and Chief Retail Officer since January 2007.  Previously, Ms. Ifill was with Bank of America where she was responsible for the growth of a $3 billion asset portfolio and client acquisitions and satisfaction, retiring after 28 years as SVP and Market Manager for the Premier Banking Division.

James H. Bason, age 52, has served as Senior Vice President and Chief Lending Officer since March 2003.  Previously, Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991.  At the Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing.

Gina L. Bolden-Rivera, age 51, has served as Senior Vice President of Carver Federal Savings Bank and President of CCDC since September 2006.  Previously, Ms. Bolden-Rivera was the Chief Credit Officer of CCB where she had been employed since 1995.

Carmelo Felix, age 57, has served as Senior Vice President and Director of Audit and Compliance since January 2005.  Mr. Felix was previously Deputy General Manager at Korea Exchange Bank’s Regional Headquarters for the Americas where he was responsible for the administration of the bank’s Internal Audit Department in the Western Hemisphere.

Margaret D. Roberts, age 55, has served as Senior Vice President and Chief Human Resources Officer since June 2002 and formerly served as Senior Vice President and Chief Administrative Officer since October 1999.  Ms. Roberts came to Carver from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources.

ITEM 1A. RISK FACTORS.

Risk is an inherent part of Carver’s business and activities.  The following is a summary of risk factors relevant to the Company’s operations which should be carefully reviewed.  These risk factors do not necessarily appear in the order of importance.

Changes in interest rate environment may negatively affect Carver’s net income, mortgage loan originations and valuation of available-for-sale securities.  The Company’s earnings depend largely on the relationship between the yield on interest-earning assets, primarily our mortgage, construction and business loans and mortgage-backed securities, and the cost of deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for products and services.  Carver is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.

In addition, the actual amount of time before mortgage, construction and business loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and prevailing market interest rates.  Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the ability to assume the underlying mortgages.  However, the major factors affecting prepayment rates are prevailing interest rates, related loan refinancing opportunities and competition.

The Company’s objective is to fund its liquidity needs primarily through lower costing deposit growth.  However, from time to time Carver Federal borrows from the FHLB-NY.  More recently, the cost of deposits and borrowings have become significantly higher with the rising interest rate environment, which has negatively impacted net interest income.

During fiscal 2007, the Federal Open Market Committee (“FOMC”) raised the federal funds rate two times (a total of 50 basis points).  U.S. Treasury yields on the thirteen week maturities have increased in fiscal 2007 from fiscal 2006 while the five and ten year maturities have decreased.   This has resulted in further flattening and at times inversion of the U.S. Treasury yield curve.  The Bank’s short-term borrowings, as well as its deposits, are generally priced relative to short-term U.S. Treasury yields, whereas its mortgage loans and mortgage-backed securities are generally priced relative to medium-term (two-to-five years) U.S. Treasury yields.  The flattening or inversion of the yield curve reduces the spread between the yield on our interest-earning assets and the cost of deposits and borrowings, thereby reducing net income.

Interest rates are expected to continue to fluctuate and the Company cannot predict future FRB actions or other factors that will cause rates to change.

The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  Carver Federal’s securities portfolio is comprised primarily of adjustable rate securities.  Since interest rates have not risen as fast as in fiscal 2006, there has been an improvement in the valuation of the Bank’s available for sale securities.

Carver’s results of operations are affected by economic conditions in the New York metropolitan area.  At March 31, 2007, a significant portion of the Bank’s lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver’s results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on our earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

During fiscal 2007, the national real estate market in general was somewhat weaker than a year ago but continued to support new and existing home sales at albeit reduced levels. The slowdown in the general housing market is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. However, Carver Federal’s direct local real estate markets exhibit continuing signs of strength, which appears to be due in part to the limited availability of affordable housing alternatives in the markets in which Carver Federal operates.

No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

Strong competition within the Bank’s market areas could hurt expected profits and slow growth.  The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than Carver Federal and with greater financial resources.  Additionally, various large out-of-state financial institutions continue to enter the New York metropolitan area market.  All are considered competitors to varying degrees.

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

The Bank’s increased emphasis on non-residential and construction real estate lending may create increased exposure to lending risks.  At March 31, 2007, $342.1 million, or 586.1%, of our total loans receivable portfolio consisted of non-residential and construction real estate loans compared to $246.6 million, or 49.7%, at March 31, 2006.  Non-residential and construction real estate loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have larger balances and are more sensitive to changes in the economy.   Payments on these loans often depend upon the successful operation and management of the underlying properties and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

The Bank has increased the business loan portfolio during fiscal 2007 with the acquisition of CCB.  At March 31, 2007, $52.5 million, or 8.9%, of our total loans receivable consisted of business loans as compared to $445,000, or 0.1%, at March 31, 2006.  Business loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have larger balances and are more sensitive to changes in the economy.   Payments on these loans often depend upon the successful operation and management of the underlying business segment and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse economic conditions, increased competition or changes in government regulation.

The Bank may fail to realize the anticipated benefits of the acquisition, and acquisitions may result in unforeseen integration difficulties. The Company periodically explores acquisition opportunities through which it seeks to expand market share.   Recently, the Company acquired CCB to expand its product line by entering the small business market.  The success of the acquisition will depend on, among other things, Carver Federal’s ability to realize anticipated cost savings and to combine the businesses of Carver Federal and CCB in a manner that does not materially disrupt the existing customer relationships of Carver Federal or CCB or result in decreased revenues from any loss of customers. If Carver Federal is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.   In addition, difficulty in integrating this and any other acquired business may result in the Company not being able to realize expected revenue increases and cost savings, and may cause disruption of its business, and may otherwise adversely affect its ability to achieve the anticipated benefits of the acquisition.

Currently, the Company is on schedule with its CCB integration efforts, and expects to complete integration by the end of the second quarter of fiscal 2008.  It is possible that the integration process could result in the loss of key employees, the disruption of Carver Federal’s or CCB’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Carver Federal to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

The Bank operates in a highly regulated industry, which limits the manner and scope of our business activities.  Carver Federal is subject to extensive supervision, regulation and examination by the OTS, by the FDIC, and, to a lesser extent, by the New York State Banking Department. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. In general, the Guidance applies to all residential mortgage loan products that allow borrowers to defer repayment of principal or interest. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

From time to time, we may originate interest-only and interest-only reduced documentation residential loans. We originate such loans for sale to investors, such as the Federal National Mortgage Association, known as Fannie Mae. We do not originate negative amortization or payment option loans. Reduced documentation loans include stated income, full asset, or SIFA loans; stated income, stated asset, or SISA loans; and Super Streamline loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is in effect considered a “no documentation” loan. Each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.  The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC increase the scope, complexity and cost of corporate governance, reporting, and disclosure practice.  The Company has experienced, and expects to continue to experience, greater compliance costs, including design, testing and audit costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, under Section 404 of Sarbanes-Oxley, beginning with Carver’s fiscal year ending March 31, 2008, the Company’s management will be required to issue a report on the Company’s internal controls over financial reporting, and beginning with Carver’s fiscal year ending March 31, 2009, Carver’s management will be required to file an auditors attestation report on the Company’s internal controls over financial reporting.  The Company expects the implementation of these new rules and regulations to continue to increase its accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that the Company is unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, Carver’s profitability and the market price of Carver’s stock may be adversely affected.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

The Bank’s ability to pay dividends or lend funds to the Company is subject to regulatory limitations which may prevent the Company from making future dividend payments or principal and interest payments on its debt obligation. Carver is a unitary savings and loan association holding company regulated by the OTS and almost all of its operating assets are owned by Carver Federal.  Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OTS regulates all capital distributions by the Bank to the Company, including dividend payments.  As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OTS prior to each capital distribution.   The OTS will disallow any proposed dividend that would result in failure to meet the OTS’ minimum capital requirements.   Based on Carver Federal's current financial condition, it is not expected that this provision will have any impact on the Company’s receipt of dividends from the Bank.   Payment of dividends by Carver Federal also may be restricted at any time, at the discretion of the OTS, if it deems the payment to constitute an unsafe or unsound banking practice.

Carver faces system failure risks and security risks. The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems.  Fire, power loss or other failures may effect Carver’s computer equipment and other technology, or that of the Company's third party service providers.   Also, the Company’s computer systems and network infrastructure could be damaged by "hacking" and "identity theft" which could adversely affect the results of our operations, or that of the Company's third party service providers.

Our business could suffer if we fail to retain skilled people.  The Company’s success depends on its ability to attract and retain key employees reflecting current market opportunities and challenges. Competition for the best people is intense, and the Company’s size and limited resources may present additional challenges in being able to retain the best possible employees which could adversely affect the results of our operations.

A natural disaster could harm Carver’s business.  Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and financial information systems.  Such disasters may also have an impact on collateral underlying the Bank's loans.  The Company may face higher insurance costs in the event of such disasters.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

The Bank currently conducts its business through one administrative office and ten branches (including the 125th Street branch) and nine additional ATM locations.  Carver Federal entered into a license agreement with Merrill Lynch on March 23, 2007, to operate Investment Centers at the Bank’s Malcolm X Boulevard and Atlantic Terminal branches but does not share any other owned or leased spaces with any other businesses.  The following table sets forth certain information regarding Carver Federal’s offices and other material properties at March 31, 2007.  The Bank believes that such facilities are suitable and adequate for its operational needs.

			Lease
			Year	Owned or	Expiration	% Space	Net Book
Branches	Address	City/State	Opened	Leased	Date	Utilized	Value

Main Office	75 West 125th Street	New York, NY	1996	Owned	n/a	100%	$7,566

Bedford-Stuyvesant Branch	1281 Fulton Street	Brooklyn, NY	1989	Owned	n/a	70%	1,491

Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%	514

St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2011	75%	404

Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2011	100%	583

Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	07/2018	100%	916

Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2004	Leased	07/2014	100%	1,194

Bradhurst Branch	300 West 145 Street	New York, NY	2004	Leased	12/2009	100%	366

Livingston Branch	111 Livingston Street	Brooklyn, NY	2004	Leased	01/2015	100%	375

Sunset Park Branch	140 58th Street	Brooklyn, NY	2004	Leased	10/2010	100%	491

ATM Centers

West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%	158

West 137th Street	601 West 137th Street	New York, NY	2003	Leased	10/2013	100%	141

Hanson Place	1 Hanson Place	New York, NY	2004	Leased	07/2009	100%	32

5th Avenue	1400 5th Avenue	New York, NY	2004	Leased	08/2013	100%	155

Fulton Street	1950 Fulton Street	New York, NY	2005	Leased	01/2010	100%	208

Atlantic Avenue	625 Atlantic Avenue	New York, NY	2003	Leased	10/2013	100%	32

ATM Machines*

Bedford Avenue	Bedford Avenue	New York, NY

1150 Carroll Street	1150 Carroll Street	New York, NY

Air Train	93-40 Sutphin Boulevard	Jamaica, NY	2007

TOTAL OFFICE PROPERTIES & EQUIPMENT, NET							$14,626

* Stand alone ATMs, not under real estate lease agreements

The net book value of Carver Federal’s investment in premises and equipment totaled $14.6 million at March 31, 2007.

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, Carver Federal is a party to various legal proceedings incident to its business.  Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.  At March 31, 2007, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended March 31, 2007, no matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Holding Company’s common stock is listed on the American Stock Exchange under the symbol “CNY.”  As of June 15, 2007, there were 2,507,985 shares of the common stock outstanding, held by 1,013 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2007				Fiscal Year 2006
June 30, 2006	$18.06	$16.35	$0.09	June 30, 2005	$18.75	$16.90	$0.08
September 30, 2006	$18.12	$16.40	$0.09	September 30, 2005	$17.35	$16.30	$0.08
December 31, 2006	$16.86	$15.25	$0.09	December 31, 2005	$16.70	$15.00	$0.08
March 31, 2007	$16.98	$15.50	$0.09	March 31, 2006	$17.32	$15.00	$0.08

The Board formerly paid dividends on an annual basis and initially established the payment of a quarterly dividend to common shareholders on January 9, 2003.  Subsequently, each quarter the Board meets to decide on the amount per share to be declared.  On May 30, 2007, the Holding Company’s Board of Directors declared a $0.09 cash dividend to shareholders for the fourth quarter of fiscal 2007, this represents a $0.04 per share increase from the $0.05 paid at inception of the Board establishing payment of a quarterly dividend in the fourth quarter of fiscal 2003.

Under OTS regulations, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders’ equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank’s conversion to stock form.  The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank’s net income for that year plus its retained net income for the prior two years.  For information concerning the Bank’s liquidation account, see Note 10 of the Notes to the Consolidated Financial Statements.

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

On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock.  To date, 113,474 shares of its common stock have been repurchased in open market transactions at an average price of $16.85 per share.  The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law.  The following table provides detail of common stock repurchases made by the Holding Company during the fourth quarter of fiscal 2007.

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as part	that May Yet Be
	Shares	Price Paid	of Publicly	Purchased Under
	Purchased	per Share	Announced Plan	the Plan

January 1, 2007 through January 31, 2007	1,900	$16.42	1,900	126,461
February 1, 2007 through February 28, 2007	1,500	$16.30	1,500	124,961
March 1, 2007 through March 31, 2007	3,900	$16.27	3,900	121,061
	7,300	$16.32	7,300

Carver has four equity compensation plans:

(1) The Management Recognition Plan (“MRP”) which provides for automatic grants of restricted stock to certain employees as of the date the plan became effective in June of 1995.  Additionally, the MRP makes provision for added discretionary grants of restricted stock to those employees and non-employee directors so selected by the Compensation Committee of the Board who administers the plan.  There are no shares available for grant under the MRP.

(2) The Incentive Compensation Plan (“ICP”) provides for grants of cash bonuses, restricted stock and stock options to the employees selected by the Compensation Committee.  Carver terminated this plan in 2006 and there are no grants outstanding under it.

(3) The 1995 Stock Option Plan provides for automatic option grants to certain employees and directors as of the date the plan became effective in September of 1995, and like the MRP, also makes provision for added discretionary option grants to those employees so selected by the Compensation Committee.  The 1995 Stock Option Plan expired in 2005, however, options are still outstanding under this plan.

(4) The 2006 Stock Incentive Plan became effective in September of 2006 and provides for discretionary option grants, stock appreciation rights and restricted stock to those employees and directors so selected by the Compensation Committee.

Additional information regarding Carver’s equity compensation plans is incorporated by reference from the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

Stock Performance Graph

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company’s consolidated financial statements and related notes (dollars in thousands):

	2007	2006	2005	2004	2003
Selected Financial Condition Data:
Assets	$739,952	$661,396	$626,377	$538,830	$509,845
Loans held-for-sale	23,226	-	-	-	-
Total loans receivable, net	580,551	493,432	421,987	351,900	292,738
Securities	67,117	108,286	149,335	139,877	165,585
Cash and cash equivalents	17,350	22,904	20,420	22,774	23,160
Deposits	615,122	504,638	455,870	375,519	349,066
Borrowed funds	61,093	93,792	115,299	104,282	108,996
Stockholders' equity	51,627	48,697	45,801	44,645	41,073

Number of deposit accounts	46,034	41,614	40,199	38,578	41,220
Number of branches	10	8	8	6	5

Operating Data:
Interest income	$41,740	$32,385	$28,546	$26,234	$27,390
Interest expense	19,234	13,493	9,758	8,700	8,983
Net interest income before provision for loan losses	22,506	18,892	18,788	17,534	18,407
Provision for loan losses	276	-	-	-	-
Net interest income after provision for loan losses	22,230	18,892	18,788	17,534	18,407
Non-interest income	2,869	5,341	4,075	5,278	3,161
Non-interest expenses	23,339	19,134	18,696	15,480	14,704
Income (loss) before income taxes	1,760	5,099	4,167	7,332	6,864
Income tax (benefit) expense	(823)	1,329	1,518	2,493	3,033
Net income (loss)	$2,583	$3,770	$2,649	$4,839	$3,831
Basic earnings per common share	$1.03	$1.50	$1.06	$2.03	$1.59
Diluted earnings per common share	$1.00	$1.45	$1.03	$1.87	$1.52
Cash dividends per common share	$0.35	$0.31	$0.26	$0.20	$0.10

Selected Statistical Data:
Return on average assets (1)	0.37%	0.60%	0.45%	0.93%	0.83%
Return on average equity (2)	5.23	7.93	5.80	11.40	9.77
Net interest margin (3)	3.44	2.97	3.41	3.56	4.26
Average interest rate spread (4)	3.16	3.18	3.26	3.40	4.08
Efficiency ratio (5)	91.98	78.96	81.77	67.86	68.18
Operating expense to average assets (6)	3.34	3.04	3.21	2.97	3.18
Average equity to average assets	6.98	7.54	7.84	8.13	8.48
Dividend payout ratio (7)	34.04	20.63	24.64	9.86	3.19

Asset Quality Ratios:
Non-performing assets to total assets (8)	0.61%	0.42%	0.16%	0.39%	0.36%
Non-performing loans to total loans receivable (8)	0.74	0.55	0.23	0.60	0.61
Allowance for loan losses to total loans receivable	0.89	0.81	0.96	1.16	1.40

(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.
(3)	Net interest income divided by average interest-earning assets.
(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Non-interest expense less real estate owned expenses, divided by average total assets.
(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.
(8)	Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

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

Executive Summary

Carver Bancorp, Inc. is a savings and loan holding company organized under the laws of the state of Delaware.   Carver is committed to providing superior customer service while offering a range of banking products and financial services to our retail and commercial customers.  The Holding Company’s primary subsidiary is Carver Federal Savings Bank, which operates from ten branches in the New York City boroughs of Manhattan, Brooklyn and Queens.

Merger with Community Capital Bank

In addition to increasing the number of branches, ATM locations and other steps to grow organically, Carver actively pursues acquisition opportunities that are in markets consistent with its urban niche and that Carver believes will increase the Bank’s long-term shareholder value.   On September 29, 2006, the Bank acquired CCB, a Brooklyn-based New York State chartered commercial bank with approximately $165.4 million in assets and two branches in a cash transaction of $11.1 million.   Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation of the merger) and the Bank incurred an additional $879,000 in transaction costs related to this acquisition.  The combined entity is operating under Carver Federal’s thrift charter and Carver Federal continues to be supervised by the OTS.  The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $760,000 of identifiable intangible assets, or core deposit intangibles, and excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $5.1 million.  At March 31, 2007 goodwill increased to $5.7 million due to additional purchase accounting adjustments for deferred taxes and prepaid expenses.  The goodwill and intangible assets from this transaction are not deductible for tax purposes. During the second quarter of fiscal year 2007, the Bank accrued $1.3 million in certain merger related expenses associated with the acquisition including severance, early vendor contract termination fees, and systems integration and conversion fees.

By providing Carver with a commercial banking platform, the transaction with CCB better positions the Bank to capitalize on a densely populated small business market and the growing affluence of its local market.  The commercial banking platform has the potential to boost earnings and fees from lending and deposit accounts because small business loans are typically higher yielding than the Bank’s traditional real estate mortgage loans and small business core deposit accounts typically generate higher fee income than retail accounts.  Carver is on track in its CCB integration efforts.  Carver expects to generate cost efficiencies from the CCB acquisition, of which some or all may be reinvested into initiatives to enhance the small business platform and the long-term growth prospects for the Company.

Fiscal 2007

Fiscal 2007 was a challenging and exciting year for the Company.  The Bank achieved significant growth in its asset base through the acquisition of CCB, an award-winning small business lender.  The Company also announced a strategic alliance with Merrill Lynch & Co., whereby Merrill Lynch will provide Carver customers access to wealth management financial advice and products.  The changing demographics and growing affluence of the Bank’s local market areas drove the Company’s decision to align with a global player in investment products capable of providing its customers with financial advice and the broadest array of products.

The interest rate environment continued to be extremely challenging in fiscal 2007.  The Federal Reserve raised short term interest rates during the fiscal year by 50 basis points, and 200 basis points during the fiscal 2006.  The increase in short-term rates was greater than that of long-term rates, and the result was a yield curve that was flat and at times inverted.  The shape of the yield curve resulted in compression in net interest margins in the entire industry, which also affected the Bank’s net interest margin.  To combat the impact of net interest margin compression, the Bank not only continued its asset liability management strategy of  replacing securities as they run off with higher yielding mortgage loans and replacing higher costing borrowings with lower costing deposits; in addition, during September 2006, the Bank accelerated its asset liability management strategy and executed a series of transactions designed to hasten the repositioning and deleveraging of the Bank’s balance sheet.  The Bank sold $47.1 million in lower yielding investments and used the proceeds to repay certain higher cost deposits and borrowings.  In addition, the Bank transferred approximately $23.1 million of primarily one- to four-family interest-only loans from held-for-investment to held-for-sale with the intention of liquidating the loans and using the proceeds to reduce borrowings further.   As a result of the transfer, the Bank recognized a $1.3 million pre-tax charge during the quarter ending September 30, 2006.

In fiscal 2007, the Bank experienced growth over fiscal 2006 in its core business with increases in its total loan portfolio and deposits, primarily resulting from the acquisition of CCB.  Despite a weakening real estate market in many parts of the United States, local real estate markets remained strong and continued to support Carver’s ability to increase its loan portfolio notwithstanding loan repayments that remained relatively high and consistent with fiscal 2006 levels.  Growth in construction, commercial mortgage and business loans, primarily the result of the CCB acquisition, were partially offset by declines in one- to four-family and multifamily residential loans during fiscal 2007.  Declines in one- to four-family and multifamily residential loans are consistent with the Bank’s focus on relatively higher yielding loans that pass the Bank’s underwriting standards.  Growth in checking, money market and certificates of deposits, primarily the result of the CCB acquisition, were partially offset by a modest decline in savings and club deposits during fiscal 2007.  Because of the Bank’s decision to repay some of its maturing higher cost deposits, total deposits would have decreased in 2007 but for the CCB acquisition.  Securities and borrowings portfolios decreased during fiscal 2007, which is consistent with the Company’s strategy to reduce the lower yielding securities and invest in higher yielding mortgages and loans.

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an allocation of $59.0 million in New Markets Tax Credits. The NMTC award is used stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC program provides a credit to Carver Federal against federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the invested award amount (5% over each of three years, and 6% over each of four years).  The NMTC award allows the Bank to invest with community and development partners in local economic development projects on terms that are attractive to the Bank and its partners, as a substantial portion of the award benefit is captured by the community through the economic development activity and the favorable terms of the investment.  The Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59.0 million award.  During fiscal 2007, the Bank recognized $1.5 million in tax benefits related to the NMTC award.

Asset quality remained solid in fiscal 2007 notwithstanding the Bank’s loan portfolio growth and diversification into small business lending.  The Company believes that the Bank’s loan loss provision recorded in fiscal 2007 and the Bank’s allowance for loan losses are adequate.

Expenses increased in fiscal 2007, primarily as a result of the acquisition of CCB and the related operating and merger related expenses, and costs associated with the Bank’s balance sheet repositioning.  In addition, investments in growth initiatives such as recently opened branch and ATM locations, new product offerings, and marketing efforts contributed to the Bank’s expense position.  When combined, these expenses resulted in a substantial increase in the Bank’s efficiency ratio.  Some of the expenses, such as the merger related expenses and costs associated with the Bank’s balance sheet repositioning, are non-recurring items and will not have an on-going impact on the Bank’s expenses.  The Bank expects to realize efficiencies from the CCB acquisition, some or all of which may be reinvested into the business to enhance the Company’s long-term growth prospects; and, as the recently opened branches and ATM locations become more seasoned, the Bank expects greater revenue contributions, which should have the effect of mitigating the impact of expenses on the Bank’s efficiency ratio.

On March 1, 2007, the Company filed an amendment No. 1 to its Annual Report on Form 10-K for the year ended March 31, 2006, to reflect the restatement of its Consolidated Statements of Cash Flows.  Refer to Item 9A for more details.

Fiscal 2008

The outlook for fiscal 2008 reflects many of the economic and competitive factors that the Bank and the banking industry faced in fiscal 2007.  As a result, we expect the operating environment to remain challenging.  In this challenging climate, the Bank will continue to focus on growth in its traditional businesses, namely the expansion of real estate loans and retail deposits.  In addition, the recent acquisition of CCB expands the Bank’s core business and the Bank expects to accelerate its penetration into new commercial banking opportunities as noted above.  The Bank expects its new business and marketing efforts to core customer groups including small business owners, landlords, and churches and other non-profits to drive the Bank’s deposit gathering success.  New products introduced in fiscal 2007, including a lock-box service for landlords to collect rental payments, a checking overdraft line of credit (in an effort to continue building our checking account deposit base) and participation in the Certificate of Deposit Account Registry Services program to more efficiently address the collateral needs of large balance depositors, are expected to gain momentum.  With the recent acquisition of CCB, Carver Federal is positioned to aggressively pursue business operating deposit accounts.

The Bank believes the efforts of its enhanced stable of lending officers will benefit from the continued strength of the local economy.  Loan originations and the purchase mortgage market, combined with the anticipated reduced level of loan prepayments, should result in continued strong loan portfolio growth in fiscal 2008.  The Bank introduced sub-prime and jumbo mortgages, primarily for sale in the secondary market, in fiscal 2007 to address the needs of prospective borrowers with modest credit issues.  Management believes that a responsible lending program coupled with consumer education efforts makes these products important components of the Bank’s product line, while providing fee income for the Bank because most sub-prime and jumbo mortgages are immediately sold following underwriting.  The Bank will further emphasize promotion of these products in fiscal 2008 in an effort to further fuel fee income growth.  As discussed above, the Bank will target small businesses to add attractive loan and deposit accounts, and continue its focus on originating and purchasing primarily commercial real estate and construction loans for portfolio.  Carver Federal expects to increase core deposits as well as loan balances, thereby increasing net interest margin and fee income.  If a continued flat or inverted U.S. Treasury yield curve persists, the Bank may continue to utilize a portion of the cash flow generated by operations and loan repayments to reduce its securities and borrowing portfolios, thereby limiting asset growth.

Furthermore, Carver expects to remain competitive in contests for resources from the public sector to extend the Bank’s reach, notwithstanding a field of competitors that includes banks with substantially greater resources than Carver.  Carver believes its proven ability to deliver mainstream financial products and services in historically underserved markets well positions the Bank to compete for such public sector award competitions.

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

See Note 1 of Notes to Consolidated Financial Statements for a description of our critical accounting policies including those related to allowance for loan losses, and an explanation of the methods and assumptions underlying their application.

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

Discussion of Market Risk—Interest Rate Sensitivity Analysis

As a financial institution, the Bank’s primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank’s assets and liabilities, and the market value of all interest-earning assets, other than those which are short term in maturity.  Since virtually all of the Company’s interest-bearing assets and liabilities are held by the Bank, most of the Company’s interest rate risk exposure is retained by the Bank.  As a result, all significant interest rate risk management procedures are performed at the Bank.  Based upon the Bank’s nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk.  The Bank does not own any trading assets.

Carver Federal seeks to manage its interest rate risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities.  To a lesser extent, Carver Federal also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios.  As discussed more fully below, there are a variety of factors that influence the repricing characteristics of any given asset or liability.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 13.96% of total rate sensitive assets at March 31, 2007.  As a result, Carver Federal’s net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2007.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS.  The repricing and other assumptions are not necessarily representative of the Bank’s actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans.  (dollars in thousands):

	< 3 Mos.	4-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Total
Rate Sensitive Assets:
Loans	199,554	85,197	109,408	116,888	28,577	64,153	603,777
Mortgage Backed Securities	-	146	20,218	16,673	2,048	-	39,086
Federal Funds Sold	1,300	-	-	-	-	-	1,300
Investment Securities	1,749	4,863	11,047	-	10,830	2,280	30,768
Total interest-earning assets	202,604	90,205	140,673	133,562	41,455	66,433	674,931

Rate Sensitive Liabilities:
NOW accounts	2,224	2,566	6,157	5,220	6,903	5,839	28,910
Savings Accounts	10,615	12,246	29,384	24,911	32,941	27,863	137,960
Money market accounts	3,616	4,171	10,009	8,486	11,221	9,492	46,996
Certificate of Deposits	119,670	178,173	36,523	13,388	-	-	347,753
Borrowings	14,800	30,817	15,276	-	-	-	60,893
Total interest-bearing liabilities	150,925	227,973	97,349	52,005	51,065	43,194	622,511

Interest Sensitivity Gap	51,678	(137,767)	43,324	81,557	(9,610)	23,238	52,420

Cumulative Interest Sensitivity Gap	$51,678	$(86,089)	$(42,765)	$38,792	$29,182	$52,420
Ratio of Cumulative Gap to Total Rate
Sensitive assets	7.66%	-12.76%	-6.34%	5.75%	4.32%	7.77%

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

Net Portfolio Value (“NPV”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the NPV methodology.  NPV is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance-sheet contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in  NPV that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2007, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank’s current capital position.  The Bank considers its level of interest rate risk for fiscal 2007, as measured by changes in NPV, to be “minimal”.  The information set forth below relates solely to the Bank; however, because virtually all of the Company’s interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company’s interest rate risk (dollars in thousands):

Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	70,050	-25,205	-26%	9.50%	-289 bp
+200 bp	78,751	-16,504	-17%	10.53%	-187 bp
+100 bp	87,260	-7,995	-8%	11.51%	- 89 bp
0 bp	95,255	--	--	12.40%	-- bp
(100) bp	103,264	8,009	8%	13.26%	87 bp
(200) bp	110,730	15,475	16%	14.05%	165 bp

	March 31,
	2007	2006
Risk Measures: +200 BP Rate Shock:
Pre-Shock NPV Ratio: NPV as % of PV of Assets	12.40%	12.81%
Post-Shock NPV Ratio	10.53%	11.43%
Sensitivity Measure: Decline in NPV Ratio	187 bp	138 bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV table presented assumes that the composition of Carver Federal’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV table provides an indication of Carver Federal’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver Federal’s net interest income and may differ from actual results.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal’s average interest-earning assets and average interest-bearing liabilities and related yields for the year ended March 31.  The table also presents information for the years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution’s profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income (dollars in thousands):

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Loans (1)	$558,058	$37,278	6.68%	$443,461	$26,563	5.99%	$384,916	$22,940	5.96%
Investment securities (2)	64,682	2,877	4.45%	25,698	971	3.78%	29,547	827	2.80%
Mortgage-backed securities	27,161	1,325	4.88%	113,574	4,439	3.91%	125,643	4,605	3.67%
Fed funds sold	5,145	261	5.07%	12,166	412	3.39%	10,724	174	1.62%
Total interest earning assets	655,046	41,741	6.37%	594,899	32,385	5.44%	550,830	28,546	5.18%
Non-interest earning assets	44,576			35,198			31,677
Total assets	$699,622			$630,097			$582,507

Interest Bearing Liabilities:
Deposits
NOW demand	$25,313	$98	0.39%	$24,397	$74	0.30%	$22,933	$69	0.30%
Savings and clubs	136,785	931	0.68%	137,934	919	0.67%	133,621	801	0.60%
Money market savings	43,303	1,133	2.62%	36,583	601	1.64%	30,116	302	1.00%
Certificates of deposit	312,452	13,036	4.17%	237,992	7,297	3.07%	208,584	4,258	2.04%
Mortgagors deposits	2,154	30	1.39%	2,044	30	1.47%	2,217	25	1.13%
Total deposits	520,007	15,228	2.93%	438,950	8,921	2.03%	397,471	5,455	1.37%
Borrowed money	78,853	4,007	5.08%	107,551	4,572	4.25%	109,787	4,303	3.92%
Total interest bearing liabilities	598,860	19,235	3.21%	546,501	13,493	2.47%	507,258	9,758	1.92%

Non-interest-bearing liabilities:
Demand	40,676			29,079			22,857
Other liabilities	10,739			6,980			6,724
Total liabilities	649,872			582,560			536,839
Stockholders' equity	49,347			47,537			45,668
Total liabilities and stockholders' equity	$699,622			$630,097			$582,507
Net interest income		$22,506			$18,892			$18,788

Average interest rate spread			3.16%			2.97%			3.26%

Net interest margin			3.44%			3.18%			3.41%

Ratio of average interest-earning asset to interest-earning liabilities			109.38%			108.86%

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal’s interest income and expense during the years ended March 31 (in thousands):

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$6,864	$3,850	$10,714	$3,489	$134	$3,623
Investment securities	25	323	349	(1)	145	144
Mortgage-backed securities	(1,781)	219	(1,562)	(560)	394	(166)
Fed funds sold, FHLB stock & other	(289)	143	(146)	23	215	238
Total interest earning assets	4,820	4,535	9,355	2,951	888	3,839

Interest Bearing Liabilities:
Deposits
NOW demand	3	20	23	4	1	5
Savings and clubs	(8)	19	12	26	83	109
Money market savings	110	422	532	65	234	299
Certificates of deposit	2,283	3,457	5,740	600	2,448	3,048
Total deposits	2,388	3,918	6,306	695	2,766	3,461
Mortgagors deposits	2	(2)	0	(2)	7	5
Borrowed money	(1,237)	672	(565)	(83)	352	269
Total interest bearing liabilities	1,153	4,588	5,741	610	3,125	3,735

Net change in interest income	$3,667	$(53)	$3,614	$2,341	$(2,237)	$104

For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by new rate); (2) changes in rate (change in rate multiplied by old volume); and (3) changes in rate/volume.  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

 Comparison of Financial Condition at March 31, 2007 and 2006

At March 31, 2007, total assets increased by $78.6 million, or 11.9%, to $740.0 million compared to $661.4 million at March 31, 2006. The increase in total assets was primarily attributable to the acquisition of CCB which had $165.4 million in total assets, partially offset by a reduction in Carver Federal’s securities portfolio as part of its balance sheet repositioning effort.

Net loans, before allowance for loan losses, including deferred fees, premiums, discounts and loans held-for-sale, increased by $111.7 million, or 22.5%, to $609.2 million as of March 31, 2007 compared to $497.4 million one year ago.  The net loan growth during fiscal 2007 primarily reflects the loan portfolio acquired with CCB of $102.6 million, $100.2 million net of purchase discounts, loan originations of $130.0 million, and loan purchases of $58.2 million, partially offset by principal repayments of $146.0 million, loans sold to various third party purchasers of $30.8 million and the decrease of premiums and increase in discounts of $796,000 and $2.9 million, respectively.  The non-residential real estate loan portfolio, including loans held-for-sale, increased by $51.5 million, or 33.4%, to $205.5 million at March 31, 2007 compared to $154.0 million at March 31, 2006 primarily as a result of loans acquired with CCB of $41.2 million, originations of $31.1 million and purchases of $9.5 million, partially offset by repayments of $30.3 million.   The construction loan portfolio increased by $45.3 million, or 48.9%, to $137.8 million at March 31, 2007 compared to $92.5 million at March 31, 2006 primarily due to loans acquired with CCB of $6.2 million and originations and purchases of $56.8 and $38.5 million, respectively, partially offset by repayments of $56.2 million.  Consumer and business loans increased by $52.2 million primarily as a result of an increase in business loans.  Business loans increased by $52.1 million to $52.6 million at March 31, 2007 compared to $445,000 at March 31, 2006 reflecting the acquisition of the CCB portfolio of $55.3 million and new originations of $730,000 and purchases of $10.2 million, partially offset by repayments of $14.1 million.  Consumer loans increased by $57,000 to $1.1 million at March 31, 2007 compared to $1.0 million at March 31, 2006 reflecting the acquisition of the CCB portfolio of $87,000 and new originations of $282,000 partially offset by repayments of $312,000.

Partially offsetting the increase in net loans were decreases in the one- to four-family and multifamily portfolios and the decrease and increase in premiums and discounts, respectively.  The one- to four-family mortgage loan portfolio, including loans held for sale, decreased by $20.6 million, or 14.4%, to $122.8 million at March 31, 2007 compared to $143.4 million at March 31, 2006.  The decrease in one- to four-family loans is primarily due to repayments and loan sales of $22.2 million and $30.8 million, respectively, partially offset by loan originations of $32.4 million.  The multifamily real estate loan portfolio decreased by $12.8 million, or 12.3%, to $91.9 million at March 31, 2007 compared to $104.7 million at March 31, 2006 as repayments of $21.5 million exceeded originations of $8.7 million.  The decrease in premiums of $796,000 is primarily the result of repayments of loans.  The increase in the discounts is primarily the result of the purchase accounting associated with the acquisition of CCB.  The Bank continues to grow its balance sheet through focusing on the origination of loans in the markets it serves and will continue to augment these originations with loan purchases.

Total securities at March 31, 2007 decreased $41.2 million to $67.1 million from $108.3 million at March 31, 2006, reflecting a decline of $33.9 million in available-for-sale securities and a $7.3 million decrease in held-to-maturity securities. The decrease in available-for-sale securities primarily reflects $35.0 million of principal repayments and maturities, $57.9 million from sales of securities partially offset by the acquisition of the CCB portfolio of $50.7 million.  The $7.3 million decrease in held-to-maturity securities reflects principal payments and maturities.  Available-for-sale securities represented 71.5% of the total securities portfolio at March 31, 2007 compared to 75.6% at March 31, 2006.  The current strategy is to reduce the investment portfolio through normal cash flows and reinvest the proceeds into higher yielding loans. However, the Bank may invest in securities from time to time to help diversify its asset portfolio and satisfy collateral requirements for certain deposits.

At March 31, 2007, total liabilities increased $76.0 million, or 12.4%, to $688.3 million compared to $612.3 million at March 31, 2006.  Deposits increased $110.5 million, or 21.9%, to $615.1 million at March 31, 2007 from $504.6 million at March 31, 2006. The increase in deposits was primarily attributable to the acquisition of the CCB deposit portfolio of $144.1 million.  Excluding the acquisition, deposits decreased $33.7 million.

 Total FHLB-NY borrowings decreased $33.1 million, or 41.0%, to $47.8 million at March 31, 2007 from $80.9 million at March 31, 2006 as a result of net repayments of maturing advances that were partially offset by the acquisition of the CCB FHLB-NY borrowings of $12.5 million.

At March 31, 2007, stockholders’ equity increased $2.9 million, or 6.0%, to $51.6 million compared to $48.7 million at March 31, 2006.  The increase in stockholders’ equity was primarily attributable to additional retained earnings of $1.7 million and an improvement of $1.1 million in accumulated other comprehensive income related to mark-to-market of the Bank’s available-for-sale securities and employee pension accounting of $765,000 and $360,000, respectively.   The change in accumulated other comprehensive income consists of a net gain of $765,000 related to the mark-to-market of the Bank’s available-for-sale securities and a gain of $360,000 related to the Company’s unfunded employee pension liability.  The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006

Net Income

For fiscal 2007, the Company recorded net income of $2.6 million, or $1.00 per diluted common share, compared to $3.8 million, or $1.45 per diluted common share, for the prior fiscal year.  The $1.2 million decrease is primarily due to an increase of $4.2 million in non-interest expense and a decrease of $2.5 million in non-interest income, partially offset by an increase of $3.3 million in net interest income after provision for loan losses, and a decrease of $2.2 million in the Company’s income tax provision compared to the prior fiscal year.

Interest Income

Interest income increased in fiscal 2007 by $9.4 million from the prior fiscal year, or 28.9%, to $41.7 million.  The average balance of interest-earning assets increased to $655.0 million for fiscal 2007 from $594.9 million for the prior fiscal year.  Adding to the increase was a rise in the average yield on interest-earning assets to 6.37% for fiscal 2007 compared to 5.44% for fiscal 2006.

Interest income on loans increased by $10.7 million, or 40.3%, to $37.3 million for fiscal 2007 compared to $26.6 million for the prior fiscal year. The increase in interest income from loans was primarily the result of a $114.7 million increase in average loan balances to $558.1 million for fiscal 2007 compared to $443.5 million for fiscal 2006, coupled with the effects of a 69 basis point increase in the average rate earned on loans to 6.68% for fiscal 2007 from 5.99% for the prior fiscal year.  The increase in the average balance of loans reflects the acquisition of the CCB loan portfolio.  The increase in the average rate earned on loans was principally due to the acquisition of the higher yielding CCB business loan portfolio and an increase in the average rate on mortgage loans.

Interest income on mortgage-backed securities decreased by $1.6 million, or 35.2%, to $2.9 million for fiscal 2007 compared to $4.4 million for the prior fiscal year, reflecting a decrease of $48.9 million in the average balance of mortgage-backed securities to $64.7 million for fiscal 2007 compared to $113.6 million for fiscal 2006.  The decrease in the average balance was partially offset by the CCB acquisition.  Partially offsetting the decline in income was a 54 basis point increase in the average rate earned on mortgage-backed securities to 4.45% for fiscal 2007 from 3.91% for the prior fiscal year.  The net decrease in the average balance of such securities demonstrates Management’s commitment to invest proceeds received from the cash flows from the repayment of securities into higher yielding assets and the sale of lower yielding securities to reposition the balance sheet.

Interest income on investment securities increased by approximately $354,000, or 36.5%, to $1.3 million for fiscal 2007 compared to $971,000 for the prior fiscal year.  The increase in interest income on investment securities reflects a 71 basis point increase in the average rate earned on investment securities to 4.67% for fiscal 2007 from 3.78% for the prior fiscal year and an increase of $1.5 million in the average balance of investment securities to $27.2 million for fiscal 2007 compared to $25.7 million for fiscal 2006.   The increase in the average balance results from the acquisition of CCB, partially offset by maturities and the sale of securities with the repositioning of the balance sheet.

 Interest income on federal funds decreased $151,000, or 36.6%, to $261,000 for fiscal 2007 compared to $412,000 for the prior fiscal year. The decrease is primarily attributable to an $7.0 million decrease in the average balance of federal funds year over year partially offset by a 169 basis point increase in the average rate earned on federal funds.  This large increase in the average rate earned on federal funds was realized as the FRB raised the federal funds rate.

Interest Expense

Interest expense increased by $5.7 million, or 42.6%, to $19.2 million for fiscal 2007 compared to $13.5 million for the prior fiscal year.  The increase in interest expense reflects an increase of $52.0 million in the average balance of interest-bearing liabilities to $598.9 million in fiscal 2007 from $546.9 million in fiscal 2006.  Additionally, the total cost of interest-bearing liabilities increased 74 basis points to 3.21% in fiscal 2007 compared to 2.47% in the prior year.  The increase in the average balance of interest-bearing liabilities in fiscal 2007 compared to fiscal 2006 was primarily due to the acquisition of CCB partially offset by a decrease in borrowed funds and the repayment of certain higher costing deposits with the repositioning of the balance sheet.

Interest expense on deposits increased $6.3 million, or 70.7%, to $15.2 million for fiscal 2007 compared to $8.9 million for the prior fiscal year.  This increase is attributable to a $81.1 million, or 18.5%, increase in the average balance of interest-bearing deposits to $520.4 million for fiscal 2007 compared to $439.0 million for fiscal 2006 coupled with a 90 basis point increase year-over-year in the cost of average deposits.  The increase in the average balance of interest-bearing deposits was primarily due to the acquisition of CCB.  The increase in the average rate paid on deposits was principally due to the rise in the interest rate environment throughout fiscal 2007.

Interest expense on advances and other borrowed money decreased by $565,000, or 12.4%, to $4.0 million for fiscal 2007 compared to $4.6 million for the prior fiscal year. The decrease in interest expense on borrowed money for fiscal 2007 reflects a $29.1 million decline in the average balance of borrowed money reflecting management’s strategy of using deposit growth and cash flows from the repayment of mortgage-backed securities to repay FHLB-NY advances.  Partially offsetting the decrease was a rise of 86 basis points in the average cost of borrowed money, primarily the result of increases in the indexed rate of trust preferred debt securities which adjust quarterly and have increased in the current interest rate environment.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid.  Our net interest income is significantly impacted by changes in interest rate and market yield curves.  See “Discussion of Market Risk—Interest Rate Sensitivity Analysis” for further discussion on the potential impact of changes in interest rates on our results of operations.

Net interest income before the provision for loan losses increased $3.6 million, or 19.1%, to $22.5 million for fiscal 2007 compared to $18.9 million for the prior fiscal year. This increase was achieved as a result of an increase in both the average balance and the yield on average interest-earning assets of $60.3 million and 93 basis points, respectively.  Offsetting the increase in net interest income was an increase in the average balance and cost of interest-bearing liabilities of $52.0 million and 74 basis points, respectively.  The result was a 19 basis point increase in the interest rate spread to 3.16% for fiscal 2007 compared to 2.97% for the prior fiscal year. The net interest margin also increased to 3.44% for fiscal 2007 compared to 3.18% for fiscal 2006.

Provision for Loan Losses

During fiscal 2007 a $276,000 provision was recorded for loan losses.  The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market.

During fiscal 2007, the Bank had net charge-offs of $73,000 compared to $82,000 for fiscal 2006. At March 31, 2007, non-performing loans totaled $4.5 million, or 0.74% of total loans, compared to $2.7 million, or 0.55% of total loans, at March 31, 2006.  At March 31, 2007, the Bank’s allowance for loan losses was $5.4 million compared to $4.0 million at March 31, 2006, resulting in a ratio of the allowance to non-performing assets of 119.9% at March 31, 2007 compared to 147.1% at March 31, 2006, and a ratio of allowance for possible loan losses to total loans of 0.88% and 0.81% at March 31, 2007 and March 31, 2006, respectively.  The Bank believes its reported allowance for loan losses at March 31, 2007 is adequate to provide for estimated probable losses in the loan portfolio.  For further discussion of non-performing loans and allowance for loan losses, see “Item 1—Business—General Description of Business—Asset Quality” and Note 1 of Notes to the Consolidated Financial Statements.

Non-Interest Income

Non-interest income is comprised of loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and certain other miscellaneous non-interest income. Non-interest income decreased $2.5 million, or 46.3%, to $2.9 million for fiscal 2007 compared to $5.3 million for fiscal 2006.  The decline in non-interest income was comprised primarily of a decrease of $993,000 in loan fees and service charges due primarily to lower loan prepayment penalty income, $624,000 in losses associated with the repositioning of the balance sheet, $693,000 in the write-down of loans held for sale, a decrease of $159,000 in the gain on the sale of loans and $108,000 loss on the sale of real estate owned.  Partially offsetting these decreases were increases in other non-interest income and deposit fees and charges of $96,000 and $18,000, respectively.    The decline in the gain on the sale of loans was primarily attributable to a gain on a bulk sale of loans during 2006.

Non-Interest Expense

Non-interest expense increased by $4.2 million, or 22.0%, to $23.3 million for fiscal 2007 compared to $19.1 million for the prior fiscal year.  The increase in non-interest expense was primarily attributable to the acquisition of CCB and the resulting operating and non-recurring merger related expenses.  Non-recurring merger related expenses represented $1.3 million of the increase, employee compensation and benefits, net occupancy expense, equipment, net, and other non-interest expense increased $958,000, $383,000, $132,000 and $1.5 million respectively.

Income Tax Expense

Income tax benefit was $823,000 for fiscal 2007, as compared to an income tax expense of $1.3 million for fiscal 2006.  The Bank recognized a $1.5 million benefit in 2007 from the NMTC program and pre-tax income was $3.3 million less in 2007 compared to 2006. The two items account for the $2.2 million change in taxes from 2007 to 2006.

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

Interest income on loans increased by $3.6 million, or 15.8%, to $26.6 million for fiscal 2006 compared to $22.9 million for the prior fiscal year. The increase in interest income from loans was primarily the result of a $58.5 million increase in average loan balances to $443.5 million for fiscal 2006 compared to $384.9 million for fiscal 2005, coupled with the effects of a 3 basis point increase in the average rate earned on loans to 5.99% for fiscal 2006 from 5.96% for the prior fiscal year.  The increase in the average balance of loans reflects originations and purchases in excess of principal collections.  The minimal increase in the average rate earned on loans was principally due to the repricing of certain construction loans that are tied to short term rates that have increased with the rise in the overnight federal funds rate, see “—Liquidity and Capital Resources.”

Interest income on mortgage-backed securities decreased by $166,000, or 3.6%, to $4.4 million for fiscal 2006 compared to $4.6 million for the prior fiscal year, reflecting a decrease of $12.1 million in the average balance of mortgage-backed securities to $113.6 million for fiscal 2006 compared to $125.6 million for fiscal 2005.  Partially offsetting the decline was a 24 basis point increase in the average rate earned on mortgage-backed securities to 3.91% for fiscal 2006 from 3.67% for the prior fiscal year.  The decrease in the average balance of such securities demonstrates Management’s commitment to invest proceeds received from increased deposits and the cash flows from the repayment of investments into higher yielding assets.

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

Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  In addition, as previously discussed, the Bank has the ability to borrow funds from the FHLB-NY to meet liquidity needs.  The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by the Bank’s Board of Directors.  The Bank’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of March 31, 2007.

Congress eliminated the statutory liquidity requirement that required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank’s primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy.  The Bank’s most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period.  At March 31, 2007 and 2006, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $21.9 million and $25.2 million, respectively.

The levels of the Bank’s short-term liquid assets are dependent on the Bank’s operating, financing and investing activities during any given period. The most significant liquidity challenge the Bank currently faces is the variability in its cash flows as a result of mortgage refinance activity.  As mortgage interest rates increase, customers’ refinance activities tend to decline, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to decelerate.  The federal funds rate was raised in fiscal 2006 eight separate times resulting in an additional increase in the federal funds rate of 200 basis points.  The federal funds rate was again raised in fiscal 2007 twice resulting in an additional increase in the federal funds rate of 50 basis points.  While the Bank experienced relatively high loan and securities repayments over the last two fiscal years primarily as a result of increased mortgage loan refinancing activity caused by the low longer term interest rate environment, management anticipates a leveling of these prepayments in fiscal 2008 as longer term rates remain at current levels or begin to climb the effect of which can hinder liquidity.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During fiscal 2007, cash and cash equivalents decreased by $5.6 million.  Net cash provided by operating activities was $13.7 million, representing primarily the disbursement of funds to originant loans held-for-sale.  Net cash used in investing activities was $88.6 million, which was primarily the result by repayments and maturities of loans and securities sales partially offset by disbursement for loan originations held-for-investments.  Net cash used in financing activities was $80.5 million, reflecting primarily net decreases in deposits and by repayments of borrowings from the FHLB-NY.

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

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit.  The Bank also has contractual obligations related to operating leases.  Additionally, the Bank has a contingent liability related to a standby letter of credit.  The Bank has outstanding commitments and contractual obligations at March 31 as follows (in thousands):

	2007	2006

Commitments to originate mortgage loans	$107,115	$64,163
Commitments to originate commercial and consumer loans	214	439
Lines of credit	300	-
Letters of credit	-	1,795
Total	$107,629	$66,397

The following table presents the Bank’s contractual obligations at March 31, 2007 (in thousands).

	Payments due by period
Contractual		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
Long term debt obligations:
FHLB advances	$47,775	$32,500	$15,107	$-	$168
Guaranteed preferred beneficial interest in junior subordinated debentures	13,318	-	-	-	13,318
Total long term debt obligations	61,093	32,500	15,107	-	13,486

Operating lease obligations:
Lease obligations for rental properties	8,139	915	1,924	1,716	3,584
Total contractual obligations	$69,232	$33,415	$17,031	$1,716	$17,070

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OTS.  For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The Bank presently exceeds all capital requirements as currently promulgated.  At March 31, 2007, the Bank had tangible, core, and total risk-based capital ratios of  7.9%, 8.0% and 10.4%, respectively, and was considered well capitalized.

The following table reconciles the Bank’s stockholders’ equity at March 31, 2007 under GAAP to regulatory capital requirements (in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital

Stockholders' Equity at March 31, 2007 (1)	$64,591	$64,591	$64,591	$64,591

Add:
General valuation allowances		-	-	5,409
Deduct:
Unrealized gains on securities available-for-sale, net		372	372	372
Goodwill and qualifying intangible assets, net		6,400	6,400	6,400
Regulatory Capital		57,819	57,819	63,228
Minimum Capital requirement		14,641	29,293	49,241
Regulatory Capital Excess		$43,178	$28,526	$13,987

(1) Carver Federal only

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

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
New York, New York
June 29, 2007

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share data)

	March 31,	March 31,
	2007	2006

ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,619	$13,604
Federal funds sold	1,300	8,700
Interest earning deposits	1,431	600
Total cash and cash equivalents	17,350	22,904
Securities:
Available-for-sale, at fair value (including pledged as collateral of $34,649 and $79,211at March 31, 2007 and 2006, respectively)	47,980	81,882
Held-to-maturity, at amortized cost (including pledged as collateral of $18,581 and $26,039 at March 31, 2007 and 2006, respectively; fair value of $19,005 and $25,880 at March 31, 2007 and 2006, respectively)	19,137	26,404
Total securities	67,117	108,286

Loans held-for-sale	23,226	--

Loans receivable:
Real estate mortgage loans	533,667	495,994
Consumer and commercial business loans	52,293	1,453
Allowance for loan losses	(5,409)	(4,015)
Total loans receivable, net	580,551	493,432

Office properties and equipment, net	14,626	13,194
Federal Home Loan Bank of New York stock, at cost	3,239	4,627
Bank owned life insurance	8,795	8,479
Accrued interest receivable	4,335	2,970
Goodwill	5,716	--
Core deposit intangibles, net	684	--
Other assets	14,313	7,504
Total assets	$739,952	$661,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$615,122	$504,638
Advances from the Federal Home Loan Bank of New York and other borrowed money	61,093	94,195
Other liabilities	12,110	13,866
Total liabilities	688,325	612,699
Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,507,985 and 2,506,822 outstanding at March 31, 2007 and 2006, respectively)	25	25
Additional paid-in capital	23,996	23,935
Retained earnings	27,436	25,736
Unamortized awards of common stock under ESOP and management recognition plan ("MRP")	(4)	(22)
Treasury stock, at cost (16,706 and 17,869 shares at March 31, 2007 and 2006, respectively)	(277)	(303)
Accumulated other comprehensive income (loss)	451	(674)
Total stockholders' equity	51,627	48,697
Total liabilities and stockholders' equity	$739,952	$661,396

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended March 31,
	2007	2006	2005

Interest Income:
Loans	$37,277	$26,563	$22,940
Mortgage-backed securities	2,877	4,439	4,605
Investment securities	1,325	971	827
Federal funds sold	261	412	174
Total interest income	41,740	32,385	28,546

Interest expense:
Deposits	15,227	8,921	5,455
Advances and other borrowed money	4,007	4,572	4,303
Total interest expense	19,234	13,493	9,758

Net interest income	22,506	18,892	18,788

Provision for loan losses	276	--	--
Net interest income after provision for loan losses	22,230	18,892	18,788

Non-interest income:
Depository fees and charges	2,476	2,458	2,212
Loan fees and service charges	1,238	2,231	1,675
Write-down of loans held for sale	(693)	--	--
Impairment of securities	--	--	(1,547)
Gain (loss) on sale of securities	702	--	94
Gain on sale of loans	192	351	277
Loss on sale of real estate owned	(108)	--	-
Grant income	--	--	1,140
Other	397	301	224
Total non-interest income	2,869	5,341	4,075

Non-interest expense:
Employee compensation and benefits	10,470	9,512	9,461
Net occupancy expense	2,667	2,284	1,957
Equipment, net	2,071	1,939	1,608
Merger related expenses	1,258	--	847
Other	6,873	5,399	4,823
Total non-interest expense	23,339	19,134	18,696

Income before income taxes	1,760	5,099	4,167
Income tax (benefit) expense	(823)	1,329	1,518
Net income	2,583	3,770	2,649

Dividends payable to preferred stock	--	--	114

Net income available to common stockholders	$2,583	$3,770	$2,535

Earnings per common share:
Basic	$1.03	$1.50	$1.06
Diluted	$1.00	$1.45	$1.03

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME
(In thousands)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMMON STOCK ACQUIRED BY ESOP	COMMON STOCK ACQUIRED BY MRP	TOTAL STOCK-HOLDERS’ EQUITY
Balance - March 31, 2004	$1	$23	$23,882	$20,892	$(390)	$258	$--	$(21)	$44,645
Comprehensive income :
Net income	--	--	--	2,649	--	--	--	--	2,649
Change in net unrealized gain on available-for-sale securities, net of taxes	--	--	--	--	--	(493)	--	--	(493)

Comprehensive income, net of taxes	--	--	--	--	--	--	--	--	2,156
Dividends paid	--	--	--	(793)	--	--	--	--	(793)
Preferred stock redemption	(1)	2	--	--	--	--	--	--	1
Treasury stock activity	--	--	55	--	(30)	--	--	--	25
Allocation of ESOP Stock	--	--	--	--	--	--	(126)	--	(126)
Purchase of shares for MRP	--	--	--	--	--	--	--	(107)	(107)
Balance—March 31, 2005	--	25	23,937	22,748	(420)	(235)	(126)	(128)	45,801
Comprehensive income :
Net income	--	--	--	3,770	--	--	--	--	3,770
Loss on pension liability	--	--	--	--	--	(281)	--	--	(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	--	--	--	--	--	(158)	--	--	(158)

Comprehensive income, net of taxes	--	--	--	--	--	--	--	--	3,331
Dividends paid	--	--	--	(782)	--	--	--	--	(782)
Treasury stock activity	--	--	(2)	--	117	--	--	--	115
Allocation of ESOP Stock	--	--	--	--	--	--	116	--	116
Purchase of shares for MRP	--	--	--	--	--	--	--	116	116
Balance—March 31, 2006	--	25	23,935	25,736	(303)	(674)	(10)	(12)	48,697
Comprehensive income :
Net income	--	--	--	2,583	--	--	--	--	2,583
Minumum pension liability adjustment	--	--	--	--	--	79	--	--	79
Adjustment to initially implement SFAS 158	--	--	--	--	--	281	--	--	281
Change in net unrealized loss on available-for-sale securities, net of taxes	--	--	--	--	--	765	--	--	765

Comprehensive income, net of taxes	--	--	--	--	--	--	--	--	3,708
Dividends paid	--	--	--	(883)	--	--	--	--	(883)
Treasury stock activity	--	--	61	--	26	--	--	--	87
Allocation of ESOP Stock	--	--	--	--	--	--	6	--	6
Purchase of shares for MRP	--	--	--	--	--	--	--	12	12
Balance—March 31, 2007	$--	$25	$23,996	$27,436	$(277)	$451	$(4)	$--	$51,627

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,583	$3,770	$2,649
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	276	-	-
Stock based compensation expense	426	233	358
Depreciation expense	1,581	1,546	1,423
Amortization of premiums and discounts	(1,145)	863	1,502
Impairment charge on securities	-	-	1,547
Loss from sale of securities	624	-	(94)
Gain on sale of loans	(192)	(351)	(277)
Writedown on loans held-for-sale	702	-	-
Loss on sale of real estate owned	108	-	-
Originations of loans held-for-sale	(24,708)	(12,646)	(7,631)
Proceeds from sale of loans held-for-sale	14,422	12,197	8,319
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,365)	(268)	(213)
Increase in other assets	(2,662)	(2,430)	(7,618)
(Decrease) increase in other liabilities	(4,330)	4,249	(4,452)
Net cash provided by (used in) operating activities	(13,680)	7,163	(4,487)
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	-	(26,811)	(83,219)
Held-to-maturity	-	(19)	-
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	26,539	60,645	51,383
Held-to-maturity	7,185	4,816	11,996
Proceeds from sales of available-for-sale securities	57,942	1,575	7,288
Originations of loans held-for-investment	(105,284)	(98,704)	(78,170)
Loans purchased from third parties	(58,191)	(96,140)	(104,734)
Principal collections on loans	146,110	113,482	112,603
Proceeds from sales of loan originations held-for-investment	16,548	10,697	-
Redemption (purchase) of FHLB-NY stock	1,388	498	(549)
Additions to premises and equipment	(1,869)	(1,082)	(3,399)
Proceeds from sale of real estate owned	404
Payment for acquisition, net of cash acquired	(2,425)	-	-
Net cash provided by (used in) investing activities	88,647	(31,043)	(86,801)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(33,657)	48,768	79,789
Net (repayment of) proceeds from FHLB advances and other borrowed money	(45,660)	(21,507)	-
Net proceeds from FHLB advances and other borrowed money	-	-	10,959
Common stock repurchased	(321)	(115)	(1,021)
Dividends paid	(883)	(782)	(793)
Net cash from financing activities	(80,521)	26,364	88,934
Net (decrease) increase in cash and cash equivalents	(5,554)	2,484	(2,354)
Cash and cash equivalents at beginning of the year	22,904	20,420	22,774
Cash and cash equivalents at end of the year	$17,350	$22,904	$20,420

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$765	$(158)	$(493)

Cash paid for-
Interest	$19,510	$13,502	$9,718
Income taxes	$652	$2,107	$2,395

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”). CFSB Realty Corp., CFSB Credit Corp. and Carver Community Development Corp. are wholly owned subsidiaries of the Bank.  CFSB Credit Corp. is currently inactive.  The Bank owns a majority interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.  The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association.  The Bank converted to a federal savings bank in 1986.  On October 24, 1994, the Bank converted from mutual to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share.  On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Holding Company.  Collectively, the Holding Company, the Bank and the Holding Company’s other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”

In September 2003, the Holding Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Holding Company.  In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, effective April 1, 2004, the Trust is not consolidated for financial reporting purposes.

On October 5, 2006, Carver Federal established Carver Municipal Bank (“CMB”), a wholly owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services. The Bank invested $2.0 million of capital into CMB at its formation. In the State of New York, municipal entities may deposit funds only with commercial banks, other than except through limited exceptions, and CMB provides Carver Federal with a platform to enter into this new line of business.

Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans and other investments permitted by federal savings banks.  The Bank has ten branches located throughout the City of New York that primarily serve the communities in which they operate.

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Holding Company, the Bank and the Bank’s wholly owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CMB, Carver Community Development Corporation, and CFSB Credit Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments.

In addition, the Office of Thrift Supervision (“OTS”), Carver Federal’s regulator, as an integral part of its examination process, periodically reviews Carver Federal’s allowance for loan losses and, if applicable, real estate owned valuations.  The OTS may require Carver Federal to recognize additions to the allowance for loan losses or additional write downs of real estate owned based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions, federal funds sold and other short-term instruments with original maturities of three months or less.  Federal funds sold are generally sold for one-day periods.  The amounts due from depository institutions include a non-interest bearing account held at the Federal Reserve Bank (“FRB”) where any additional cash reserve required on demand deposits would be maintained.  Currently, this reserve requirement is zero since the Bank’s vault cash satisfies cash reserve requirements for deposits.

Securities

When purchased, securities are designated in either the securities held-to-maturity portfolio or securities available-for-sale portfolio.  Securities are classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity.  Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

If not classified as held-to-maturity, securities are classified as available-for-sale demonstrating management’s ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors.  Available-for-sale securities are reported at fair value.  Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income (loss), a component of Stockholders’ Equity.  Any impairment in the available-for-sale securities deemed other-than-temporary, is written down against the cost basis and charged to earnings.  No impairment charge was recorded for fiscal 2007 or 2006, however, during fiscal 2005, Carver recorded a $1.5 million charge to earnings for impairment in available-for-sale securities related to 150,000 shares of Independence Federal Savings Bank (“IFSB”) common stock  held in portfolio.  The capital loss realized by the Company on the sale of IFSB shares can be utilized by the Company to offset capital gains to the extent such gains occur before the 5th anniversary of the sale of the IFSB shares.

Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. Premiums paid and discounts obtained on such loans held-for-sale are deferred as an adjustment to the carrying value of the loans until the loans are sold.

Loans Receivable

Loans receivable are carried at unpaid principal balances plus unamortized premiums and certain deferred direct loan origination costs, less the allowance for loan losses and deferred loan fees and discounts.

The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the expected lives of the related loans using methodologies which approximate the interest method.  Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives, of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.

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

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•
Establishment of reserve amounts for all specifically identified criticized loans that have been designated as requiring attention by management’s internal loan review program, as discussed further below

•
An average loss factor, giving effect to historical loss experience over several years and linked to cyclical trends, is applied to smaller balance homogenous types of loans not subject to specific review.  These loans include residential one- to four-family, multifamily, nonresidential and construction loans and also include consumer and business loans.

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

A loan is considered to be impaired, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured.  Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition are excluded from the scope of SFAS 114.  Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, or at the loan’s market price or fair value of the collateral if the loan is collateral dependent.  If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference.  The impairment reserve is established by either an allocation of the allowance for credit losses or by a provision for credit losses, depending on various circumstances.  Impairment reserves are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Concentration of Risk

The Bank’s principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in New York City.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in New York’s real estate market conditions.

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

Federal Home Loan Bank Stock

The Federal Home Loan Bank of New York (“FHLB-NY”) has assigned to the Bank a mandated membership stock purchase, based on the Bank’s asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries this investment at historical cost.

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset.  Death benefits proceeds received in excess of the policy’s cash surrender value are recognized to income.  Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of operations.  Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset.  At March 31, 2007, Carver held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Mortgage servicing rights are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on the fair value of those rights with any impairment recognized as a component of loan servicing fee income.

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

Costs incurred to improve properties or prepare them for sale are capitalized.  Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred.  Gains or losses on sale of properties are recognized as incurred.  At March 31, 2007, the Bank had no foreclosed real estate, however as a result of a property tax redemption, the Bank took fee ownership of a vacant tract of land in Bayshore, NY with a carrying amount of $28,000 and is included with other assets on the statement of condition.

Identifiable Intangible Assets

In accordance with Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and intangible assets with indefinite useful lives are no longer be amortized, rather they are tested at least annually for impairment.

Identifiable intangible assets relate primarily to core deposit premiums, resulting from the valuation of core deposit intangibles acquired in the purchase of branches of other financial institutions. These identifiable intangible assets are amortized using the straight-line method over a period of 5 years but not exceeding the estimated average remaining life of the existing customer deposits acquired. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.

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

Impairment

The Company annually evaluates long-lived assets, certain identifiable intangibles and deferred costs for indication of impairment in value.  When required, asset impairment will be recorded as an expense in the current period.   In fiscal 2005, as a result of the attempted acquisition of IFSB, Carver invested in 150,000 shares of IFSB common stock totaling $3.1 million.  During fiscal 2005 Carver recognized an impairment on these shares of  $1.5 million and on May 11, 2005, subsequent to the termination of that acquisition agreement, the Company sold its entire equity investment in IFSB for an aggregate price of $1.6 million.  The capital loss realized by the Company on the sale of IFSB shares can be utilized by the Company to offset capital gains to the extent such gains occur before the 5th anniversary of the sale of the IFSB shares.

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS includes any additional common shares as if all potentially dilutive common shares were issued (e.g., outstanding share awards under the Company’s stock option plans).  For the purpose of these calculations, unreleased shares of the Carver Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not considered to be outstanding.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

Pension Plans

The Company’s pension benefit and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” respectively. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, turnover, and the rate of compensation increase.

Under SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Post-retirement Plans- an amendment of SFAS Statement Nos 87,88.106 and 132(R)”, actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost.  In addition, under SFAS 158 the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year end. The company presently uses a December 31 measurement date for its pension, as permitted by FASB Nos. 87 and 106.  In accordance with SFAS 158, the company will adopt a year-end measurement date on March 31, 2008.

Stock-Based Compensation Plans

Effective April 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment."  This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the adoption of SFAS No. 123R on April 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plans.  As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market of the stock on the date of grant, no compensation cost for such options was recognized.  Had compensation cost for the Stock Option Plans had been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” (“SFAS No. 148”).

	2006	2005
Net Income available to common shareholders:
As reported	$3,770	$2,535
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(105)	(124)
Pro forma	$3,665	$2,411

Basic earnings per share:
As reported	$1.50	$1.06
Pro forma	1.46	1.01

Diluted earnings per share:
As reported	$1.45	$1.03
Pro forma	1.43	0.98

Weighted average number of shares outstanding	2,506,029	2,381,980

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plans. As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant, no compensation cost for such options was recognized. Had compensation cost for the Stock Option Plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” (“SFAS No. 148”).

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

The Holding Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors.  All options granted, unvested and unexercised as of March 31, 2006 will still be accounted for under Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”, no compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant.

Immaterial Restatement

The March 31, 2006 Consolidated Statement of Financial Condition reflects an immaterial restatement to correctly deconsolidate Carver’s Statutory Trust I subsidiary, amounting to an increase in other assets and other borrowed money of $403,000.  The outstanding number of unvested shares granted under the Company’s Management Recognition Plan (MRP) had not been included as potentially dilutive shares when calculating the diluted EPS for the past several years. For each of the fiscal years ended March 31, 2005, and 2006 the outstanding number of unvested MRP shares was 14,735 and 26,539 respectively.  Taking these potentially dilutive shares into account, the diluted EPS would have been $1.03, and $1.45 for 2005, and 2006 respectively compared to reported diluted EPS of $1.03, and $1.47.  Management believes these misstatements to be immaterial.

Reclassifications

Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.

NOTE 2.  SECURITIES

The following is a summary of securities at March 31, 2007 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$13,637	$47	$(65)	$13,619
Federal Home Loan Mortgage Corporation	1,116	12	(3)	1,125
Federal National Mortgage Association	5,905	30	(40)	5,895
Other	517	20	-	537
Total mortgage-backed securities	21,175	109	(108)	21,176
U.S. Government Agency Securities	26,417	387	-	26,804
Total available-for-sale	47,592	496	(108)	47,980

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	727	25	-	752
Federal Home Loan Mortgage Corporation	13,308	9	(166)	13,151
Federal National Mortgage Association	4,792	53	(50)	4,795
Other	120	-	-	120
Total mortgage-backed securities	18,947	87	(216)	18,818
Other	190	-	(3)	187
Total held-to-maturity	19,137	87	(219)	19,005
Total securities	$66,729	$583	$(327)	$66,985

The following is a summary of securities at March 31, 2006 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$63,499	$48	$(540)	$63,007
Federal Home Loan Mortgage Corporation	2,229	8	(28)	2,209
Federal National Mortgage Association	4,696	3	(110)	4,589
Total mortgage-backed securities	70,424	59	(678)	69,805
U.S. Government Agency Securities	12,386	-	(309)	12,077
Total available-for-sale	82,810	59	(987)	81,882

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	809	36	-	845
Federal Home Loan Mortgage Corporation	17,372	15	(500)	16,887
Federal National Mortgage Association	7,900	34	(107)	7,827
Other	70	-	-	70
Total mortgage-backed securities	26,151	85	(607)	25,629
Other	253	-	(2)	251
Total held-to-maturity	26,404	85	(609)	25,880
Total securities	109,214	144	(1,596)	107,762

The net unrealized gain on available-for-sale securities was $388,000 ($240,000 after taxes) at March 31, 2007 and net unrealized loss of $928,000 ($575,000 after taxes) at March 31, 2006.  On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management’s intention to hold these securities in portfolio until maturity.  A related unrealized gain of $468,000 was recorded as a separate component of stockholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield.  As of March 31, 2007 the carrying value of these securities was $9.5 million and a related net unrealized gain of $132,000 continues to be reported.

There was a  loss of $624,000 resulting from the sale of available-for-sale securities in fiscal 2007.  In fiscal 2005, Carver recorded a $1.5 million charge to earnings for impairment in available-for-sale securities related to 150,000 shares of Independence Federal Savings Bank (“IFSB”) common stock held in portfolio and the stock was subsequently sold in fiscal 2006.  The capital loss realized by the Company on the sale of IFSB shares can be utilized by the Company to offset capital gains to the extent such gains occur before the 5th anniversary of the sale of the IFSB shares.  Additionally, sales of available-for-sale securities in fiscal 2005 resulted in gross realized gains of $94,000.

At March 31, 2007 the Bank pledged securities of $39.4 million as collateral for advances from the FHLB-NY.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2007, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.

	Amortized Cost	Fair Value	Weighted Avg Rate

Available-for-Sale:
Less than one year	$3,468	$3,475	6.13%
One through five years	10,032	10,128	5.55%
Five through ten years	14,574	14,781	5.46%
After ten years	19,518	19,596	4.99%
	$47,592	$47,980	5.33%

Held-to-maturity:
One through five years	$28	$28	5.63%
Five through ten years	$190	$187	5.62%
After ten years	18,919	18,790	5.54%
	$19,137	$19,005	5.54%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2007 for less than 12 months and 12 months or longer were as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Available-for-Sale:
Mortgage-backed securities	(108)	9,498	-	-	(108)	9,498
U.S. Government Agency Securities	-	252	-	-	-	252
Total available-for-sale	(108)	9,750	-	-	(108)	9,750

Held-to-Maturity:
Mortgage-backed securities	(216)	15,241			(216)	15,241
U.S. Government Agency Securities	(3)	187			(3)	187
Total held-to-maturity	(219)	15,428	-	-	(219)	15,428
Total securities	(327)	25,177	-	-	(327)	25,177

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2006 were as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(in thousands)
Available-for-Sale:
Mortgage-backed securities	(152)	19,051	(526)	39,795	(678)	58,846
U.S. Government Agency Securities	(141)	5,725	(168)	6,352	(309)	12,077
Total available-for-sale	(293)	24,776	(694)	46,147	(987)	70,923

Held-to-Maturity:
Mortgage-backed securities	(502)	16,777	(105)	5,973	(607)	22,750
U.S. Government Agency Securities			(2)	251	(2)	251
Total Held-to- Maturity	(502)	16,777	(107)	6,224	(609)	23,001
Total securities	(795)	41,553	(801)	52,371	(1,596)	93,924

A total of 24 securities had an unrealized loss at March 31, 2007 compared to 46 at March 31, 2006.  Based on estimated fair value, all the securities in an unrealized loss position were United States government agency-backed securities, which represents 20.3% and 86.7% of total securities at March 31, 2007 and 2006, respectively.  The cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates rise, the fair value of securities will decline, and conversely as interest rates decline, the fair value of securities will increase.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience.  The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and their high credit quality.  To combat the impact of net interest margin compression, the Bank not only continued its asset liability management strategy of replacing securities as they run off with higher yielding mortgage loans and replacing higher costing borrowings with lower costing deposits; in addition, during September 2006, the Bank accelerated its asset liability management strategy and executed a series of transactions designed to hasten the repositioning and de-leveraging of the Bank’s balance sheet.  The Bank sold $47.1 million in lower yielding investments and used the proceeds to repay certain higher cost deposits and borrowings.  At this time the Bank does not intend to sell additional securities.

NOTE 3.  LOANS RECEIVABLE, NET

The following is a summary of loans receivable and loans held-for-sale, net of allowance for loan losses at March 31 (dollars in thousands):

	2007		2006
	Amount	Percent	Amount	Percent
Real estate loans:
One- to four-family	$100,912	17.16%	$143,433	28.91%
Multifamily	91,877	15.61	104,718	21.11
Nonresidential	203,186	34.72	154,044	31.05
Construction	137,651	23.41	92,511	18.64
Business	51,226	8.92	445	0.09
Consumer	1,067	0.18	1,008	0.20
Total loans receivable, gross	585,960	100.00%	496,159	100.00%

Add:
Premium on loans	995		1,890
Less:
Deferred fees and loan discounts	(995)		(602)
Allowance for loan Losses	(5,409)		(4,015)
Total loans receivable, net	$580,551		$493,432

At March 31, 2007, 89.9% of the Company’s real estate loans receivable was principally secured by properties located in New York City.

The mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $38.8 million, $33.2 million and $17.9 million at March 31, 2007, 2006, and 2005, respectively.  Custodial escrow balances, maintained in connection with the above-mentioned loan servicing, were approximately $111,000, $114,000 and $56,000 at March 31, 2007, 2006 and 2005, respectively.  During the years ended March 31, 2007, 2006 and 2005, the Bank recognized a gain on the sale of loans of $192,000, $351,000 and $277,000, respectively.

At March 31, 2007 the Bank pledged $268.3 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses for the years ended March 31 (in thousands):

	2007	2006	2005

Balance at beginning of the year	$4,015	$4,097	$4,125
Provision charged to operations	276	-	-
Recoveries of amounts previously charged-off	47	35	45
Charge-offs of loans	(120)	(117)	(73)
Acquisition of CCB	1,191	-	-
Balance at end of the year	$5,409	$4,015	$4,097

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

At March 31, 2007, 2006 and 2005, the recorded investment in impaired loans was $4.5 million, $2.7 million and $998,000, respectively, all of which represented non-accrual loans.  The related allowance for loan losses for these impaired loans was approximately $756,000, $276,000 and $160,000 at March 31, 2007, 2006 and 2005, respectively.  The impaired loan portfolio is primarily collateral dependent.  The average recorded investment in impaired loans during the fiscal years ended March 31, 2007, 2006 and 2005 was approximately $3.5 million, $2.2 million and $1.6 million, respectively.  For the fiscal years ended March 31, 2007, 2006 and 2005, the Company did not recognize any interest income on these impaired loans.  Interest income of $319,000, $79,000 and $83,000, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively,  would have been recorded on impaired loans had they performed in accordance with their original terms.

At March 31, 2007 other non-performing assets consists of a $28,000 parcel of land that Carver Federal acquired as a result of a property tax redemption.  The increase in non-accrual loans reflects a $3.8 million group of loans to one borrower that were restructured and was partially offset by non-performing loans that were paid off and payments on other loans which returned them to performing status.

At March 31, 2007 and 2006, there were no loans to officers or directors of the Company.

NOTE 4.   PREMISES AND EQUIPMENT, NET

The detail of premises and equipment as of March 31 is as follows (in thousands):

	2007	2006

Land	$415	$415
Building and improvements	9,834	9,391
Leasehold improvements	5,262	4,404
Furniture and Equipment	10,039	8,367
	25,550	22,577
Less accumulated depreciation and amortization	(10,924)	(9,383)
Properties and Equipment, net	$14,626	$13,194

Depreciation and amortization charged to operations for the fiscal years ended March 31, 2007, 2006 and 2005 amounted to $1.6 million, $1.5 million and $1.5 million, respectively.

NOTE 5. ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2007	2006

Loans receivable	$3,689	$2,300
Mortgage-backed securities	590	482
Investments and other interest bearing assets	56	188
Total accrued interest receivable	$4,335	$2,970

NOTE 6.  DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2007			2006
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate

Non-interest-bearing demand	$50,891	8.27%	0.00%	$31,085	6.16%	0.00%
NOW accounts	28,910	4.70%	0.31%	27,904	5.53%	0.31%
Savings and club	137,960	22.43%	0.78%	139,724	27.69%	0.68%
Money market savings account	46,996	7.64%	2.18%	40,045	7.94%	2.41%
Certificates of deposit	347,753	56.53%	4.28%	263,963	52.31%	3.76%
Other	2,612	0.42%	1.39%	1,917	0.38%	1.47%
Total	$615,122	100.00%	2.78%	$504,638	100.00%	2.37%

 Scheduled maturities of certificates of deposit are as follows for the years ended March 31 (in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2007	of Total	2006

0% - 0.99%	$12,401	$26	$-	$12	$12,439	3.58%	$746
1% - 1.99%	20,721	122	-	-	20,843	5.99%	9,137
2% - 3.99%	85,567	12,480	13,047	3,901	114,995	33.07%	137,602
4% and over	164,455	24,530	-	10,491	199,476	57.36%	116,478
Total	$283,144	$37,158	$13,047	$14,404	347,753	100.00%	$263,963

The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $217.4 million at March 31, 2007 compared to $183.5 million at March 31, 2006.  As of  March 31, 2007, the Bank had pledged $11.8 million of investment securities as collateral for certain large deposits.

Interest expense on deposits is as follows for the years ended March 31 (in thousands):

	2007	2006	2005

NOW demand	$97	$74	$69
Savings and clubs	931	919	801
Money market savings	1,133	601	302
Certificates of deposit	13,079	7,321	4,268
Mortgagors deposits	30	30	25
	15,270	8,945	5,465
Penalty for early withdrawal of certificates of deposit	(43)	(24)	(10)
Total interest expense	$15,227	$8,921	$5,455

NOTE 7.  BORROWED MONEY

Federal Home Loan Bank Advances. FHLB-NY advances and weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

	2007		2006
Maturing
Year Ended	Weighted		Weighted
March 31,	Average Rate	Amount	Average Rate	Amount
2007	-%	$-	4.40%	$49,434
2008	4.58	32,500	3.65	16,200
2009	3.78	15,107	3.78	15,107
2013	3.50	168	3.50	194
	4.32%	$47,775	4.13%	$80,935

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $185 million at March 31, 2007.  Borrowings are secured by the Bank’s investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged.  At March 31, 2007, advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB-NY totaling $3.2 million and a blanket assignment of the Bank’s unpledged qualifying mortgage loans of $175.3 million and mortgage-backed and investment securities of $39.4 million.  The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $58.4 million from the FHLB-NY at March 31, 2007.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $403,000, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR.

The following table sets forth certain information regarding Carver Federal’s borrowings as of and for the years ended March 31 (in thousands):

	2007	2006	2005
Amounts outstanding at the end of year:
FHLB advances	$47,775	$80,935	$102,500
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,318	$13,260	$13,202

Rate paid at year end:
FHLB advances	4.32%	4.13%	3.78%
Guaranteed preferred beneficial interest in junior subordinated debentures	8.40%	7.97%	6.08%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$93,975	$112,488	$112,506
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,318	$13,260	$13,202

Approximate average amounts outstanding for year:
FHLB advances	$65,567	$94,798	$97,013
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,286	$13,230	$13,171

Approximate weighted average rate paid during year:
FHLB advances	4.36%	3.81%	3.71%
Guaranteed preferred beneficial interest in junior subordinated debentures	8.33%	7.50%	5.49%

NOTE 8. INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31 are as follow (in thousands):

	2007	2006	2005
Federal income tax expense (benefit):
Current	$1,887	$1,155	$1,978
Deferred	(3,018)	35	(782)
	(1,131)	1,190	1,196

State and local income tax expense:
Current	313	196	418
Deferred	(5)	(57)	(96)
	308	139	322

Valuation allowance	-	-	-

Total provision for income tax (benefit) expense	$(823)	$1,329	$1,518

The following is a reconciliation of the expected federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Statutory federal income tax	$598	34.0%	$1,734	34.0%	$1,417	34.0%
State and local income taxes, net of Federal tax benefit	204	11.59%	92	1.8%	213	5.1%
New Markets Tax Credit	(1,475)	-83.81%	-	-	-	-
General business credit	(69)	-3.92%	(73)	-1.5%	-	-
Release of contingency reserve	-	-	(500)	-9.8%	-	-
Other	(81)	-4.60%	76	1.5%	(112)	-2.7%
Total income tax (benefit) expense	$(823)	-46.7%	$1,329	26.0%	$1,518	36.4%

Carver Federal’s stockholders’ equity includes approximately $2.8 million at each of March 31, 2007, 2006 and 2005, which has been segregated for federal income tax purposes as a bad debt reserve.  The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2007	2006
Deferred Tax Assets:
Income from affiliate	$1,876	$1,975
Allowance for loan losses	1,839	1,365
Deferred loan fees	371	235
Compensation and benefits	109	113
Non-accrual loan interest	587	284
Reserve for losses on other assets	-	65
Capital loss carryforward	591	591
Deferred rent	111	-
Purchase accounting adjustment	702	-
Unrealized loss on available-for-sale securities	-	240
New market tax credit	1,242	-
Minimum pension liability	-	173
Other	2	2
Total Deferred Tax Assets	$7,430	$5,043

Deferred Tax Liabilities:
Depreciation	128	352
Minimum pension liability	50	-
Unrealized gain on available-for-sale securities	228	-
Total Deferred Tax Liabilities	406	352

Net Deferred Tax Assets	$7,024	$4,691

In June  2006, the Bank was awarded a $59.0 million allocation under the NMTC program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. The NMTC program, administered by the Department of the Treasury’s CDFI Fund, permits certain entities to receive a credit against federal income taxes for making qualified investments to help stimulate growth and create jobs in selected communities. The allocation was awarded to CCDC, a for-profit subsidiary created by the Bank to administer the initiative. The credit totals 39% of the award or approximately $23.0 million in tax credits.  The credits are allocated over a seven-year period, consistent with CCDC’s ability to make loans or other investments meeting CDFI guidelines and subject to agreements with the CDFI. A portion of the benefit of the tax credit will be shared with the community and developers through a variety of means, including loan pricing and loan products. The Bank’s tax benefits  began to accrue in December 2006, when a qualifying funding was made.

A valuation allowance against the deferred tax assets at March 31, 2007 and 2006 was not required since it is more likely than not that the results of future operations will generate sufficient future taxable income to realize the deferred tax asset.

NOTE 9. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for years ended March 31 (in thousands):

	2007	2006	2005

Net income	$2,583	$3,770	$2,649
Preferred stock dividends	-	-	(114)
Net income – basic	2,583	3,770	2,535
Impact of conversion/potential conversion of convertible preferred stock to common stock	-	-	114
Net income – diluted	$2,583	$3,770	$2,649

Weighted average common shares outstanding – basic	2,511	2,506	2,382
Effect of dilutive options	57	59	84
Effect of dilutive securities convertible preferred stock	-	-	113
Effect of dilutive MRP shares	18	27	15
Weighted average common shares outstanding – diluted	2,586	2,592	2,594

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

Regulatory Capital.  The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies.  The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution’s adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution’s risk weighted assets.  Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act, as amended (“FDICIA”), stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2007 and 2006, the Bank exceeded all of its regulatory capital requirements.

The following is a summary of the Bank’s actual capital amounts and ratios as of March 31, 2007 and 2006 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution:

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital

Stockholders' Equity at March 31, 2007 (1)	$64,591	$64,591	$64,591	$64,591

Add:
General valuation allowances		-	-	5,409
Deduct:
Unrealized gains on securities available-for-sale, net		372	372	372
Goodwill and qualifying intangible assets, net		6,400	6,400	6,400
Regulatory Capital		57,819	57,819	63,228
Minimum Capital requirement		14,641	29,293	49,241
Regulatory Capital Excess		$43,178	$28,526	$13,987

(1) Carver Federal only

Comprehensive Income. Comprehensive income represents net income and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability.  The Holding Company has reported its comprehensive income for fiscal 2007, 2006 and 2005 in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.  Carver Federal’s accumulated other comprehensive income or loss  included net unrealized gains on securities at March 31, 2007 of $372,000 and net unrealized losses on securities at March 31, 2006 of $393,000.  Included in the amounts at March 31, 2006 were unrealized gains of $183,000 relating to available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity.  This unrealized gain is an unrealized gain reported as a separate component of stockholders’ equity and is amortized over the remaining lives of the securities as an adjustment to yield.  Also included in accumulated other comprehensive income at March 31, 2007 was a gain on the Bank’s pension plan liabilities of $79,000, net of taxes.  At March 31, 2006, there was a loss on the Bank’s employee pension plan liability of $281,000, net of taxes, included in accumulated other comprehensive loss.

  NOTE 11. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Pension Plan.  Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan. The benefits are based on each employee’s term of service through the date of curtailment. Carver Federal’s policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes.  The plan was curtailed during the fiscal year ended March 31, 2001.

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2007	2006
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year	$2,892	$2,785
Interest cost	159	163
Actuarial loss	55	197
Benefits paid	(219)	(253)
Projected benefit obligation at end of year	$2,887	$2,892

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$2,870	$2,950
Actual return on plan assets	226	173
Benefits paid	(219)	(253)
Fair value of plan assets at end of year	$2,877	$2,870

Funded status	$(10)	$(22)
Unrecognized loss	N/A	454
Accrued pension cost	$(10)	$432

Net periodic pension benefit includes the following components for the years ended March 31:

	2007	2006	2005

Interest cost	$159	$163	$167
Expected return on plan assets	(220)	(227)	(236)
Net periodic pension (benefit)	$(61)	$(64)	$(69)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2007	2006	2005
Annual salary increase (1)	N/A	N/A	N/A
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	5.88%	5.75%	6.10%

(1) The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

Directors’ Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2007	2006
Change in projected benefit obligation during the year:
Projected benefit obligation at beginning of year	$102	$136
Interest cost	5	7
Actuarial gain	(50)	(7)
Benefits paid	(21)	(34)
Projected benefit obligation at end of year	$36	$102

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$–	$–
Employer contributions	21	34
Benefits paid	(21)	(34)
Fair value of plan assets at end of year	$–	$–

Funded Status	$(36)	$(102)
Unrecognized (gain)	N/A	(22)
Accrued pension cost	$(36)	$(124)

Impact of Applying SFAS No. 158 on the Company’s Consolidated Statement of Condition

The following table indicates the impact of applying SFAS No. 158 on the Company’s Consolidated Statement of Condition at December 31, 2006:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustment	After Application of SFAS No. 158
Liaibilty for pension benefit costs	$628	$504	$124
Deferred income taxes	$(173)	$(223)	$50
Total Liabilities	$612,296	$281	$612,577
AOCL, net of tax	$(674)	$281	$(393)
Total stockholders’ equity	$48,697	$281	$48,978

Net periodic pension costs for the years ended March 31 are as follows (in thousands):

	2007	2006	2005
Interest cost	$5	$6	$9
Net periodic pension cost	$5	$6	$9

The actuarial assumptions used in determining plan benefits include a discount rate of 5.875%, 5.75%, and 6.1% for the years ended March 31, 2007, 2006 and 2005, respectively.

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. Under the profit-sharing feature, if the Bank achieves a minimum of 70% of its net income goal as mentioned previously, the Compensation Committee may authorize an annual non-elective contribution to the 401(k) Plan on behalf of each eligible employee up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution may be made regardless of whether the employee makes a contribution to the 401(k) Plan. Non-elective Bank contributions, if awarded, vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least one year of service. To be eligible for the non-elective Carver contribution, the employee must also be employed as of the last day of the plan year. Total savings incentive plan expenses for the years ended March 31, 2007, 2006 and 2005 were $196,000, $198,000 and $174,000, respectively.

BOLI.  The Bank owns one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature.  Only officer level employees are covered under this program.

An initial investment of $8.0 million was made to the BOLI program on September 21, 2004.  At March 31, 2007 the Consolidated Statement of Conditions reflects a net cash surrender value of $8.8 million.  The related income is reflected in the Consolidated Statement of Operations as a component of other non-interest income.

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date.  Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at anytime. Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares to grant under the MRP.  Pursuant to the MRP, the Bank recognized $118,000, $134,000 and $158,000 as expense for the years ended March 31, 2007, 2006 and 2005, respectively.

Employee Stock Ownership Plan. Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,000 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering.  Each year until the loan paid off in June of 2004, the Bank made discretionary contributions to the ESOP, which were equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan.  Currently, shares are purchased in the open market in accordance with Carver’s common stock repurchase program and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. ESOP compensation expense was $125,000, $200,000 and $200,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

The ESOP shares at March 31 are as follows (in thousands):

	2007	2006
Allocated shares	73	72
Unallocated shares	-	1
Total ESOP shares	73	73

Fair value of unallocated shares	$-	$10

Stock Option Plans. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 338,862.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2007, there were 240,087 options outstanding and 192,110 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at anytime.  All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan.

In September 2006, Carver shareholders approved the 2006 Stock Incentive Plan which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 300,000 shares, but no more than 150,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2007, there were 16,469 options outstanding under the 2006 Incentive Plan and none were exercisable.    All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan, if the person is employed on that date.

           Information regarding stock options as of and for the years ended March 31 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	238,061	$12.90	225,292	$12.37	229,636	$11.25
Granted	21,019	16.50	35,277	16.98	39,347	19.65
Exercised	(11,776)	9.57	(9,903)	9.57	(35,954)	12.75
Forfeited	(7,217)	17.44	(12,605)	17.44	(7,737)	14.38
Outstanding, end of year	240,087	13.24	238,061	12.90	225,292	12.37
Exercisable at year end	192,110		144,836		151,846

Information regarding stock options as of and for the year ended March 31, 2007 is as follows :

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range of			Remaining	Exercise		Exercise
Exercise Prices		Shares	Life	Price	Shares	Price
$8.00	$8.99	60,000	3 years	$8.17	60,000	$8.17
9.00	9.99	32,000	4 years	9.93	32,000	9.93
10.00	10.99	3,000	3 years	10.38	3,000	10.38
12.00	12.99	39,875	5 years	12.10	39,475	12.10
13.00	13.99	1,000	1 year	13.81	1,000	13.81
16.00	16.99	46,267	7 years	16.48	29,798	16.48
17.00	17.99	29,592	7 years	17.19	11,092	17.19
19.00	19.99	27,243	6 years	19.65	14,635	19.65
20.00	20.99	729	8 years	20.00	729	20.00
21.00	21.99	381	7 years	21.76	381	21.76
Total		240,087			192,110

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions:

Risk-free interest rate	4.5%	3.5%	2.5%
Volatility	19.0%	35.0%	45.0%
Annual dividends	$0.32	$0.28	$0.20
Expected life of option grants	7 yrs	7 yrs	7 yrs

Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $234,000 during the year ended March 31, 2007. There was no material impact to net income, net income per share or cash flows resulting from the adoption of SFAS No. 123R, as compared to what would have been recorded under APB 25. As of March 31, 2007, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plan was $140,000, which is expected to be recognized over a weighted-average vesting period of 1.7 years.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc.  This plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2007, the Company granted its first awards under the new plan.  The amount granted was $370,000.  The amount recognized in fiscal year 2007 was $62,000.  The remaining vesting period for this initial grant is 4.2 years.

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

The Bank had outstanding commitments at March 31 as follows (in thousands):

	2007	2006

Commitments to originate mortgage loans	$107,115	$64,163
Commitments to originate commercial and consumer loans	214	439
Lines of credit	300	-
Letters of credit	-	1,795
Total	$107,629	$66,397

At March 31, 2007, of the $107.1 million in outstanding commitments to originate mortgage loans, $75.4 million represented construction loans at an average rate of 8.25%, $24.9 million represented commitments to originate non-residential mortgage loans at rates within a range of 7.08% to 9.75% and $7.0 million represented the balance of one- to four-family residential loans at rates between 6.75% and 8.00%.

The balance of commitments on commercial and consumer loans at March 31, 2007 is primarily undisbursed funds from approved unsecured commercial lines of credit.  All such lines carry adjustable rates mainly tied to prime.

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

Lease Commitments.  Rentals, including real estate taxes, under long term operating leases for certain branches aggregated approximately $903,000, $717,000, and $479,000 for the years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2018 follow (in thousands):

Year Ending	Minimum
March 31,	Rental

2008	915
2009	946
2010	978
2011	972
2012	744
Thereafter	3,584
$8,139

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, Carver Federal is a party to various legal proceedings incidental to its business.  Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.  At March 31, 2007, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

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

Loans receivable and loan held-for-sale

The fair value of loans receivable and held-for-sale is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans.

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

Borrowings

The fair values of advances from the Federal Home Loan Bank of New York and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities.

Commitments

The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2007 approximates the fees received.  The fair value is not considered material.

The carrying amounts and estimated fair values of the Bank’s financial instruments at March 31 are as follows (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$17,350	$17,350	$22,904	$22,904
Investment securities available-for-sale	26,804	26,804	12,078	12,078
Mortgage backed securities available-for-sale	21,176	21,176	69,804	69,804
Mortgage backed securities held-to-maturity	19,137	19,005	26,404	25,880
Total loans receivable, net	580,551	580,854	493,432	488,258
Loans held-for-sale	23,226	23,226	-	-
Accrued interest receivable	4,335	4,335	2,970	2,970
Mortgage servicing rights	388	467	339	325
Financial Liabilities:
Deposits	$615,122	$614,199	$504,638	$506,886
Advances from FHLB of New York	47,775	47,307	80,935	79,848
Other borrowed money	13,318	13,318	13,260	13,260

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

In addition, the fair value estimates are based on existing off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

NOTE 14.  ACQUISITION OF COMMUNITY CAPITAL BANK

On September 29, 2006, the Bank completed its acquisition of Community Capital Bank (“CCB”), a Brooklyn-based New York State chartered commercial bank with approximately $165.4 million in assets and two branches in a cash transaction totaling approximately $11.9 million. Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation on the merger) totaling $11.1 million and the Bank incurred an additional $879,000 in transaction costs related to this acquisition. The combined entity operates under Carver Federal’s thrift charter and Carver Federal will continue to be supervised by the Office of Thrift Supervision (“OTS”).

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $760,000 of core deposit intangibles and $5.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”).  At the time of acquisition (September 29, 2006), the fair value of CCB’s assets and liabilities were as follows (in thousands):

Fair Value
Assets
Cash and due from banks	$9,496
Securities	50,707
Loans receivable, net	98,805
Other assets	6,412
Total assets	165,420

Liabilities
Deposits	144,142
Borrowings	12,500
Other liabilities	2,683
Total liabilities	159,325

Tangible assets acquired and liabilities assumed	6,095
Excess of the purchase price over the fair value of identifiable net assets	5,066
Core deposit intangible	760
Total purchase price	$11,921

The following information presents the unaudited pro forma results of operations for the years ended March 31, 2007 and 2006, as though the acquisition had occurred on April 1, 2005. The pro forma data was derived by combining the historical consolidated financial information of the Carver Federal and CCB using the purchase method of accounting for business combinations (the income tax effects on the pre-tax earnings of CCB have been provided using a combined statutory tax rate of 38.8%). The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on April 1, 2005 or the results that may be achieved in the future (in thousands):

	Carver Twelve Months Ended March 31, 2007	CCB Six Months Ended June 30, 2006	Combined Carver & CCB Twelve Months Ended March 31, 2007	Pro Forma Adjust- ments		Pro Forma Combined

Total interest income	$41,740	$4,934	$46,674	$(46)	(1)	$46,628
Total interest expense	19,234	2,590	21,824	-		21,824

Net interest income before provision for loan losses	22,506	2,344	24,850	(46)		24,804
Provision for loan losses	276	210	486	-		486
Net interest income after provision for loan losses	22,230	2,134	24,364	(46)		24,318

Total non-interest income	2,869	780	3,649	-		3,649
Total non-interest expense	23,339	2,688	26,027	76	(2)	26,103
Income before income taxes	1,760	226	1,986	(122)		1,864
Income tax (benefit) expense	(823)	87	(736)	(75)		(811)
Net income	$2,583	$139	$2,722	$(47)		$2,675

Earnings per common share:
Basic	$1.03	$0.06	$1.08	$(0.02)		$1.07
Diluted	$1.00	$0.05	$1.05	$(0.02)		$1.03

(1) Represents the reduction of interest income related to the net cash paid for CCB's acquisition resulting from the transaction as if it had been completed at the beginning of the pro forma condensed financial income statement period.

(2) Represents the acquired intangible assets amortization resulting from the transaction as if it had been completed at the beginning of the pro forma condensed financial income statement period.

For the period July 1, 2006 through September 30, 2006, based on unaudited financial results, CCB’s summary financial results were as follows (in thousands): Net Interest Income of $1,097, Loan Loss Provision of $15, Non-Interest Income of $854, Non-Interest Expense of $1,994, Income Tax Benefit of $21, and Net Loss of $37.

	Carver Twelve Months Ended March 31, 2006	CCB Twelve Months Ended Dec 31, 2005	Combined Carver & CCB Twelve Months Ended March 31, 2006	Pro Forma Adjustments		Pro Forma Combined

Total interest income	$32,385	$9,057	$41,442	$(92)	(1)	$41,350
Total interest expense	13,493	3,662	17,155	-		17,155

Net interest income before provision for loan losses	18,892	5,395	24,287	(92)		24,195
Provision for loan losses	-	1,087	1,087	-		1,087
Net interest income after provision for loan losses	18,892	4,308	23,200	(92)		23,108

Total non-interest income	5,341	1,726	7,067	-		7,067
Total non-interest expense	19,134	5,779	24,913	76	(2)	24,989
Income before income taxes	5,099	255	5,354	(168)		5,186
Income tax (benefit) expense	1,329	51	1,380	(103)		1,277
Net income	$3,770	$204	$3,974	$(65)		$3,909

Earnings per common share:
Basic	$1.50	$0.08	$1.58	$(0.03)		$1.56
Diluted	$1.45	$0.08	$1.54	$(0.03)		$1.51
(1) Represents the reduction of interest income related to the net cash paid for CCB's acquisition resulting from the transaction as if it had been completed at the beginning of the pro forma condensed financial income statement period.

(2) Represents the acquired intangible assets amortization resulting from the transaction as if it had been completed at the beginning of the pro forma condensed financial income statement period.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2007 and 2006 (dollars in thousands except per share data):

NOTE 16. CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2007	2006

Assets
Cash on deposit with the Bank	$399	$59
Investment in subsidiaries	64,996	62,219
Other assets	16	3
Total Assets	$65,411	$62,281

Liabilities and Stockholders' Equity
Borrowings	$13,318	$13,260
Accounts payable to subsidiaries	291	66
Other liabilities	175	258
Total liabilities	$13,784	$13,584

Stockholders’ equity	51,627	48,697
Total Liabilities and Stockholders’ Equity	$65,411	$62,281

CONDENSED STATEMENTS OF INCOME (in thousands):

	Year Ended March 31,
	2007	2006	2005
Income
Equity in net income from Subsidiaries	$3,551	$6,758	$7,119
Interest income from deposit with the Bank	-	5	7
Other income	34	22	23
Total income	3,585	6,785	7,149

Expenses
Interest Expense on Borrowings	1,196	985	721
Salaries and employee benefits	180	287	225
Legal expense	-	-	-
Shareholder expense	439	407	488
Other	10	7	1,548
Total expense	1,825	1,686	2,982

Income before income taxes	1,760	5,099	4,167
Income tax expense	(823)	1,329	1,518
Net Income	$2,583	$3,770	$2,649

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	Year Ended March 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$2,583	$3,770	$2,649
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in net income of Subsidiaries	(3,551)	(6,758)	(7,119)
Income taxes from the Bank	(823)	1,329	1,518
(Decrease) increase in accounts payable to Bank	225	(443)	645
Increase (decrease) in other liabilities	(83)	40	(14)
Other, net	-	299	2,534
Net cash (used in) provided by operating activities	(1,649)	(1,763)	213

Cash Flows From Investing Activities
Dividends Received from Bank	-	850	4,866
Additional Investment in Bank & other subsidiaries	-	-	-
Proceeds from sale of investment securities	-	1,575	-
Purchase of investment securities	-	-	(3,074)
Net cash provided by (used in) investing activities	-	2,425	1,792

Cash Flows From Financing Activities
Issuance of Sub Debt	-	-	-
Purchase of treasury stock, net	-	(115)	(1,021)
Dividends paid	-	(777)	(788)
Net cash (used in) provided by financing activities	-	(892)	(1,809)
Net (decrease) increase in cash	(1,649)	(230)	196

Cash and cash equivalents – beginning	-	289	93
Cash and cash equivalents – ending	$(1,649)	$59	$289

NOTE 17.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement resolves issues addressed in “Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Carver is evaluating the impact of SFAS No. 155 but does not expect that the guidance will have a material effect on its financial position or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights.  The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Carver is reviewing for any potential impact the guidance may have on its financial position or results of operations.

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

The Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statements No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.   Carver is currently assessing the impact of this pronouncement.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Carver is evaluating the requirements of FIN 48 but does not believe that it will have a material effect on its financial condition or results of operations.

Accounting for Purchases of Life Insurance

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin  No. 85-4 ("FTB No. 85-4”), Accounting for Purchases of Life Insurance (“EITF No. 06-5”).  EITF No. 06-5 explains how to determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with FTB No. 85-4.  EITF No. 06-5 would require all amounts that would ultimately be realized by a policyholder upon the assumed surrender of a final policy to be included in the amount that could be realized under the insurance contract.  Thus, contractual provisions that limit the amount that could be realized in specified circumstances would be considered if it is probable that those circumstances would occur.  The consensus on EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company is evaluating the impact EITF No. 06-5 might have on the Company’s financial position or its results of operations.

Prior Year Misstatements

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning April 1, 2007. Carver has evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on its financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  DISCOSURE CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  As of March 31, 2007, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report. During the period covered by this annual report, the Company identified a material weakness in its internal control over financial reporting, which is a significant portion of its disclosure controls and procedures, which affected the Company's cash flow statement as of June 30, 2006. As a result of carrying out the remediation efforts described below, however, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

During the period covered by this annual report, the Company identified a material weakness, in internal control over financial reporting, that existed as of June 30, 2006. Specifically, the Company’s controls intended to ensure the proper classification of cash flows related to certain mortgage loans that the Company had originated with the intent to sell and related to certain sales of loans that it originally intended for its portfolio were not effective as of June 30, 2006. As a result of this material weakness, the Company restated its Consolidated Statements of Cash Flows for the quarter ended June 30, 2006 and the Company amended its 2006 Form 10-K to restate its Consolidated Statements of Cash Flows for Fiscal Years 2006, 2005 and 2004.

The restatements solely affected the classification of these activities and subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows and had no impact on the net increase in total cash and cash equivalents as set forth in the Consolidated Statement of Cash Flows for any of the previously reported periods. The restatements did not affect the Company’s Consolidated Statements of Financial Condition, Consolidated Statement of Operations and Consolidated Statement of Changes in Stockholders’ Equity for the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remained unchanged.

Changes in Internal Control Over Financial Reporting

Since the Company identified the material weakness of internal control over financial reporting described above, it engaged in the following remediation efforts.  The Company completed an analysis of the components of the Consolidated Statements of Cash Flows which resulted in the above described restatements, and, as a result, it redesigned and strengthened the control processes surrounding the preparation of the Consolidated Statements of Cash Flows.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Holding Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).  The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement.  Information with respect to compliance by the Company’s Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS DIRECTOR INDEPENDENCE.

The information required in response to this Item is incorporated by reference from the section entitled “Transactions with Certain Related Persons” in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item is incorporated by reference from the section entitled “Auditor Fee Information” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this annual report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statement of Financial Condition as of March 31, 2007 and 2006

3.	Consolidated Statements of Income for the years ended as of March 31, 2007, 2006 and 2005

4.	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2007, 2006 and 2005

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

6.	Notes to Consolidated Financial Statements.

B.
Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included under Item 8, “Financial Statement and Supplementary Data”.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Index of Exhibits on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 29, 2007	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ Roy Swan	Executive Vice President and Chief Financial Officer
Roy Swan	(Principal Financial and Accounting Officer)

/s/ Carol Baldwin Moody	Director
Carol Baldwin Moody

/s/ David L. Hinds	Director
David L. Hinds

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel Jackson	Director
Pazel G. Jackson, Jr.

/s/ Edward B. Ruggiero	Director
Edward B. Ruggiero

/s/ Robert R. Tarter	Director
Robert R. Tarter

/s/ Strauss Zelnick	Director
Strauss Zelnick

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated as of April 5, 2006 by and between CarverBancorp, Inc., Carver Federal Savings Bank and Community Capital Bank(2.2)

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of Carver Bancorp, Inc. (12)

4.1	Stock Certificate of Carver Bancorp, Inc. (1)

4.2	Federal Stock Charter of Carver Federal Savings Bank (1)

4.3	Bylaws of Carver Federal Savings Bank (1)

4.4	Amendments to Bylaws of Carver Federal Savings Bank (2)

4.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (4)

4.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (4)

10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)

10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9)

10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9)

10.4
Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4 (9)

10.5	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)

10.6	Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994 (1)

10.7	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)

10.8	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1)

10.9	Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (3)

10.10	Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (3)

Exhibit Number	Description

10.11	Securities Purchase Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

10.12	Registration Rights Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

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

10.25	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)

10.26	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (11)

10.27	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)

10.28	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (11)

10.29	First Amendment to Employment Agreement by and between Carver Federal Savings Bank and Catherine A. Papayiannis, entered into as of May 27, 2004 (11)

Exhibit Number	Description

10.30	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12)

10.31	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (12)

10.32	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (14)

10.33	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 ( *)

14	Code of ethics (13)
21.1	Subsidiaries of the Registrant (11)
23.2	Consent of KPMG LLP (*)
31.1	Certifications of Chief Executive Officer (*)
31.2	Certifications of Chief Financial Officer (*)
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (*)
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(2.2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated April 6, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated January 14,2000.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

(8)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K, dated March 16, 2004.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.