Form 10-K/A
period 2007-03-31
CARVER BANCORP INC
filed 2007-07-18
CIK 1016178

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

EXPLANATORY NOTE

Carver Bancorp, Inc. (the “Company”) is filing this amendment No.1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2007, originally filed with the Securities and Exchange Commission on June 29, 2007 (the “Original Report”), to correct certain typographical and clerical errors in Items 1, 1A, 2, 5, 6, 7, and 8 of the Original Report. This amendment only reflects the changes to these items and does not amend, update, or change any other items or disclosures contained in the Original Report and continues to speak as of the date of the original filing of the Original Report. The Company has not restated its consolidated financial statements for the periods presented.

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

In addition, Carver Federal has successfully competed with larger financial institutions in a number of competitions for government grants and other awards.  In June 2006, Carver Federal won a $59 million New Markets Tax Credit (“NMTC”) award.  That amount compared favorably with awards won by substantially larger banks, including a $143 million award for Bank of America, $100 million for Citibank and $50 million for JPMorgan Chase.  Carver Federal believes its proven ability to deliver mainstream financial products and services in historically underserved markets well positions the Bank to compete for awards under this and other programs designed to expand financial services in markets served by Carver Federal.

The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate the Bank’s participation in local economic development and other community-based activities.  As part of its operations, CCDC manages the $59 million NMTC award.   CCDC assists the Bank’s lending department in identifying and investing in development projects where the Bank can leverage the NMTC to facilitate such investments.

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

On April 5, 2006, the Company entered into a definitive merger agreement to acquire CCB, a Brooklyn-based community bank, in a cash transaction valued at $11.1 million, or $40.00 per CCB share.  On September 29, 2006, the Bank acquired CCB, with approximately $165.4 million in assets and two branches. The Bank incurred an additional $879,000 in transaction costs related to the acquisition.  The acquisition of CCB and its award-winning small business lending platform has expanded the Company’s ability to capitalize on substantial growth in the small business market.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2007, this subsidiary had $247,000 in total assets and a minimal net operating loss.  At March 31, 2007, no foreclosed real estate was held by the Company, however as a result of a property tax redemption, the Bank, through its subsidiary CFSB Realty Corp., took fee ownership of a vacant tract of land in Bayshore, NY.    Carver Federal also owns CFSB Credit Corp., an inactive subsidiary originally formed to undertake the Bank’s credit card issuances.  During the fourth quarter of the fiscal year ended March 31, 2003 (“fiscal 2003”), Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2007, CAC owned mortgage loans carried at approximately $125.2 million and total assets of $125.4 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity whose purpose is to make qualified loans or other investments in low- to moderate-income communities.

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

Loan Portfolio Composition.  Total loans receivable increased by $89.8 million, or 18.1%, to $586.0 million at March 31, 2007 compared to $496.2 million at March 31, 2006. Carver Federal’s total loans receivable, net as a percentage of total assets increased to 78.5% at March 31, 2007 compared to 74.6% at March 31, 2006.  One- to four-family mortgage loans totaled $100.9 million, or 17.2% of Carver Federal’s total loan receivable; multifamily loans totaled $91.9 million, or 15.7% of total loans receivable; non-residential real estate loans, which includes commercial and church loans, totaled $203.2 million, or 34.7% of total loans receivable; and construction loans (net of committed but undisbursed funds), totaled $137.7 million, or 23.5% of total loans receivable.  Business loans totaled $51.2 million, or 8.7% of total loans receivable.  Consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.1 million, or 0.2% of total loans receivable.

Carver Federal pays a premium when the effective yield on the loans being purchased is greater than the current market rate for comparable loans.  These premiums are amortized as the loan is repaid.  It is possible that, in a declining interest rate environment, the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reducing the effective yield of the loan.  Total premiums Carver Federal paid on purchased loans decreased by $900,000, or 47.6%, to $990,000 at March 31, 2007 compared to $1.9 million at March 31, 2006.

Carver Federal receives a discount when the effective yield on the loans being purchased is less than the current market rate for comparable loans.  Certain fees (net of origination expenses) on originated loans are deferred and amortized over the life of the loan.  These discounts and net deferred fees are amortized as the loan is repaid.  It is possible that, in a rising interest rate environment, the rate or speed at which loans repay may decrease which may have the effect of decelerating the amortization of the discounts and net deferred fees and therefore reducing the effective yield of the loan.  Total discounts and deferred fees increased by $392,000, or 65.1%, to $994,000 at March 31, 2007 compared to $602,000 at March 31, 2006.

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

The following table sets forth selected data relating to the composition of Carver Federal’s loan portfolio by type of loan as of March 31 (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Gross loans receivable:
One-to-four family	$100,910	17.2%	$143,433	28.9%	$155,797	36.7%	$98,645	27.8%	$71,735	24.2%
Multifamily	91,877	15.7%	104,718	21.1%	101,899	24.0%	120,252	33.9%	131,749	44.5%
Non-residential	203,187	34.7%	154,044	31.0%	116,769	27.5%	102,641	28.9%	79,244	26.7%
Construction	137,697	23.5%	92,511	18.7%	48,579	11.4%	27,376	7.7%	11,539	3.9%
Business	51,226	8.7%	445	0.1%	513	0.1%	4,578	1.3%	385	0.1%
Consumer and other (1)	1,067	0.2%	1,008	0.2%	1,184	0.3%	1,432	0.4%	1,740	0.6%
Total loans receivable	585,964	100.0%	496,159	100.0%	424,741	100.0%	354,924	100.0%	296,392	100.0%

Add:
Premium on loans	990		1,890		1,743		1,264		867
Less:
Deferred fees & loan discounts	(994)		(602)		(400)		(163)		(363)
Allowance for loan losses	(5,409)		(4,015)		(4,097)		(4,125)		(4,158)
Total loans receivable, net	$580,551		$493,432		$421,987		$351,900		$292,738

(1) Includes personal, credit card, and home improvement

One- to Four-Family Residential Lending.  Traditionally, Carver Federal’s lending activity has been the origination and purchase of loans secured by first mortgages on existing one- to four-family residences, although no one- to four-family loans were purchased in fiscal 2007.  Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $750,000.   Approximately 92% of the one- to four-family residential mortgage loans maturing in greater than one year at March 31, 2007 were adjustable rate and approximately 8% were fixed-rate.  Over fiscal 2007, Carver Federal has shifted its efforts from primarily originating and purchasing one- to four-family residential loans to more profitable non-residential and construction real estate loans.  In addition, as part of a balance sheet restructuring, the Bank reclassified certain loans held in portfolio to held-for-sale and sold a portion of them.  For these reasons, one- to four-family residential real estate loans decreased $42.5 million to $100.9 million or 17.2% of total loans receivable, net.

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

Multifamily Real Estate Lending.  Traditionally, Carver Federal originates and purchases multifamily loans, although no multifamily loans were purchased in fiscal 2007.  Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending.  For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units.  The multifamily portfolio decreased during fiscal 2007.  At March 31, 2007, multifamily loans totaled $91.9 million, or 15.7% of Carver Federal’s total loans receivable.

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

Business Loans.  Carver Federal acquired a small business lending portfolio, consisting of approximately 300 loans totaling  approximately $53.6 million, excluding the discount to fair market value at acquisition, increasing the portfolio to $51.2 million or 8.7% of total loans receivable, net.  Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments.  During the fourth quarter of the fiscal year ended March 31, 2005, Carver Federal’s Board of Directors (the “Board”) approved the Bank to provide back-up liquidity for highly rated U.S. corporate commercial paper borrowers with a minimum short term debt rating of A-1/P-1 (“CP Back-up”) where a minority bank is the administrative agent and the back-up facility is syndicated entirely to a minority bank group.  As of March 31, 2007, the Bank had entered into two minority bank CP back-up facilities, one for $6.3 million with a AAA rated U.S. corporate borrower and one for $6.4 million with an A+ rated U.S. corporate borrower.  The facilities are not expected to be drawn as they provide alternate liquidity to the borrowers.  The Bank is paid a commitment fee for this product.

Consumer Loans. At March 31, 2007, the Bank had $1.1 million in consumer loans, or 0.2% of the Bank’s gross loan portfolio.  At March 31, 2007, $890,000, or 83.4%, of the Bank’s consumer loans were unsecured loans, consisting of all consumer loans other than loans secured by savings deposits, and $177,000, or 16.6%, were secured by savings deposits.  At the end of the fiscal year ended March 31, 2006 (“fiscal 2006”) the Bank froze all undrawn available credit lines on its credit card product in an effort to terminate this product and collect repayments on outstanding balances and related finance charges.  Effective March 31, 2006, all unsecured credit card accounts were converted to fixed rate installment loans with an amortization period not to exceed 48 months.

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

Loan Sales.  Originations of one- to four-family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal occasionally funds loans secured by property in other areas.  All such loans, however, satisfy the Bank’s underwriting criteria regardless of location.  The Bank continues to offer one- to four-family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of either FNMA, SONYMA or other third-party purchaser to provide the opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

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

 During fiscal 2007, Carver Federal purchased a total of $58.2 million of mortgage loans, consisting of performing construction and non-residential mortgage loans and business loans to supplement its origination efforts.  This represented 31.9% of Carver Federal’s purchases and originations of its loan portfolio during fiscal 2007.  The Bank purchases loans in order to increase interest income and to manage its liquidity position.  The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on business loans, multifamily and non-residential real estate mortgage loans, including those in construction, as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders.  Loans purchased in fiscal 2007 decreased $37.9 million, or 39.5%, from loan purchases of $96.1 million during fiscal 2006 due to the Bank’s focus on originating and purchasing higher yielding loans.

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

(1) Comprised of  personal and credit card loans.
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

	Loan Maturities
	<1 Yr.	1-2 Yrs.	2-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10-20 Yrs.	20+ Yrs.	Total
Gross loans receivable:
One to four-family	$3,580	$1,039	$2,690	$2,801	$192	$1,605	$89,003	$100,910
Multifamily	4,804	15,911	5,315	31,280	6,514	9,004	19,049	91,877
Non-residential	7,610	26,645	48,079	69,530	29,937	14,897	6,489	203,187
Construction	102,689	27,875	6,188	-	945	-	-	137,697
Business	13,604	1,228	9,976	2,547	9,834	8,660	5,377	51,226
Consumer	312	10	51	138	442	114	-	1,067
Total	$132,599	$72,708	$72,299	$106,296	$47,864	$34,280	$119,918	$585,964

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

	Due After March 31, 2008
	Fixed	Adjustable	Total
Gross loans receivable:
One- to four-family	$7,420	$89,910	$97,330
Multifamily	26,127	60,946	87,073
Non-residential	48,376	147,201	195,577
Construction	-	35,008	35,008
Business	9,725	27,897	37,622
Consumer	755	-	755
Total	$92,403	$360,962	$453,365

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

The following table sets forth information with respect to Carver Federal’s non-performing assets as of March 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$173	$1,098	$149	$558	$1,113
Multifamily	3,886	763	167	1,532	-
Non-residential	-	-	665	-	639
Construction	-	865	-	23	23
Business	439	-	-	-	-
Consumer	12	4	17	10	27
Total non-accrual loans	4,510	2,730	998	2,123	1,802

Accruing loans contractually past due> 90 days	-	-	-	-	-

Total non-accrual & accruing loans past due> 90 days	4,510	2,730	998	2,123	1,802

Other non-performing assets (2):
Real estate - land	28	26	-	-	-
Total other non-performing assets	28	26	-	-	-
Total non-performing assets (3)	$4,538	$2,756	$998	$2,123	$1,802

Non-performing loans to total loans	0.74%	0.55%	0.23%	0.60%	0.61%
Non-performing assets to total assets	0.61%	0.42%	0.16%	0.39%	0.36%

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

At March 31, 2007, total non-performing assets increased by $1.7 million to $4.5 million, compared to $2.8 million at March 31, 2006.  At March 31, 2007, other non-performing assets consists of a $28,000 parcel of land that Carver Federal acquired as a result of a property tax redemption.  The increase in non-accrual loans reflects a $3.8 million group of loans to one borrower that were restructured and was partially offset by non-performing loans that were paid off and payments on other loans which returned them to performing status.

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

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the years ended March 31 (dollars in thousands):

	2007	2006	2005	2004	2003

Balance at beginning of year	$4,015	$4,097	$4,125	$4,158	$4,128
Less Charge-offs:
One- to four-family	19	17	8	6	2
Non-residential	-	-	-	-	-
Business	50	-	-	55	-
Consumer and other	51	100	65	264	226
Total Charge-offs	120	117	73	325	228

Add Recoveries:
One- to four-family	2	5	-	107	-
Non-residential	2	-	-	-	-
Business	-	-	-	10	73
Consumer and other	43	30	45	175	185
Total Recoveries	47	35	45	292	258

Net loans charged-off (recovered)	73	82	28	33	(30)
CCB acquisition allowance	1,191	-	-	-	-
Provision for losses	276	-	-	-	-
Balance at end of year	$5,409	$4,015	$4,097	$4,125	$4,158

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.02%	0.01%	0.01%	-0.01%
Allowance to total loans	0.89%	0.81%	0.96%	1.16%	1.40%
Allowance to non-performing loans (1)	119.93%	147.07%	410.65%	194.30%	230.74%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.

The following table allocates the allowance for loan losses by asset category at March 31 (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to four-family	$373	17.2%	$565	28.9%	$528	36.7%	$355	27.8%	$298	24.2%
Multifamily	1,413	15.7%	1,084	21.1%	898	24.0%	1,240	33.9%	656	44.5%
Non-residential	1,487	34.7%	960	31.0%	1,129	27.5%	853	28.9%	1,967	26.7%
Construction	951	23.5%	303	18.7%	212	11.4%	158	7.7%	170	3.9%
Business	951	8.7%	22	.1%	10	.1%	92	1.3%	8	.1%
Consumer and other	234	.2%	420	.2%	544	.3%	395	.4%	336	.6%
Unallocated	-	-	661	-	776	-	1,032	-	723	-
Total Allowance for loan losses	$5,409	100.00%	$4,015	100.00%	$4,097	100.00%	$4,125	100.00%	$4,158	100.00%

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

The following table sets forth the carrying value of Carver Federal’s mortgage-backed securities at March 31 (in thousands):

	2007	2006	2005
Available-for-sale:
GNMA	$13,619	$63,007	$83,425
FNMA	5,895	4,589	8,149
FHLMC	1,125	2,209	3,908
Other	537	-	-
Total available-for-sale	21,176	69,805	95,482
Held to Maturity:
GNMA	727	809	1,070
FNMA	4,792	7,900	10,780
FHLMC	13,308	17,372	19,115
Other	120	70	51
Total held to maturity	18,947	26,151	31,016
Total mortgage-backed securities	$40,123	$95,956	$126,498

The following table sets forth the scheduled final maturities, book and fair values for Carver Federal’s mortgage-backed securities at March 31, 2007 (dollars in thousands):

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-sale:
One through five years	$117	$117	5.98%
Five through ten years	3,789	3,788	5.21%
After ten years	17,269	17,271	4.92%
Total available-for-sale	21,175	21,176	4.98%
Held-to-maturity:
One through five years	28	28	5.63%
After ten years	18,919	18,790	5.54%
Total held-to-maturity	$18,947	$18,818	5.54%

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

The following table sets forth by scheduled maturities the book and fair values for Carver Federal’s other securities available-for-sale at March 31, 2007 (dollars in thousands):

			Weighted
	Amortized	Fair	Average
	Cost	Value	Rate
Available-for-sale:
One year or less	$3,468	$3,475	6.13%
One through five years	9,915	10,011	5.59%
Five through ten years	10,785	10,993	5.55%
After ten years	2,249	2,325	5.52%
Total available-for-sale securities	$26,417	$26,804	5.64%

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

The following table sets forth the change in dollar amount of deposit accounts offered by Carver Federal during the year ended March 31 (dollars in thousands):

	2007	2006	2005

Deposits at beginning of period	$504,638	$455,870	$375,519
Deposits acquired with CCB	144,142	-	-
Net (decrease) increase before interest credited	(45,837)	39,847	74,896
Interest credited	12,179	8,921	5,455
Deposits at end of period	$615,122	$504,638	$455,870

Net (decrease) increase during the year:
Amount	$(33,658)	$48,768	$80,351
Percent	-6.7%	10.7%	21.4%

 The following table sets forth the distribution in the various types of the Bank’s deposit accounts and the related weighted average interest rates paid as of and for the years ended March 31 (dollars in thousands):

	2007			2006			2005
	Amount	% of Total	Wtd. Avg. Rate	Amount	% of Total	Wtd. Avg. Rate	Amount	% of Total	Wtd. Avg. Rate

Non-interest-bearing demand	$50,891	8.27%	-	$31,085	6.16%	0.00%	$25,570	5.61%	-
NOW accounts	28,910	4.70%	0.39%	27,904	5.53%	0.31%	24,095	5.29%	0.30%
Savings and club	137,960	22.43%	0.68%	139,724	27.69%	0.68%	137,810	30.23%	0.62%
Money market savings	46,996	7.64%	2.62%	40,045	7.93%	2.41%	36,294	7.96%	1.34%
Certificates of deposit	347,753	56.53%	4.17%	263,963	52.31%	3.76%	229,685	50.38%	2.30%
Other	2,612	0.43%	1.39%	1,917	0.38%	1.47%	2,416	0.53%	1.13%
Total	$615,122	100.00%	2.73%	$504,638	100.00%	2.37%	$455,870	100.00%	1.47%

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

On September 17, 2003, Carver Federal Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2007 of 8.40%.  The subordinated debt securities amounted to $13.3 million at March 31, 2007 and are included in other borrowed money on the consolidated statement of financial condition.  The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2007, Carver had outstanding $61.1 million in total borrowed money, consisting of the subordinated debt securities and advances from FHLB-NY.

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

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OTS.  The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”), and it is a member of the FHLB.  The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The Holding Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.  The OTS and the FDIC periodically perform safety and soundness examinations of the Bank and the Holding Company and test compliance with various regulatory requirements.  The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as an FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2007 of $3.2 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

State and Local Taxation

State of New York.  The Bank and the Holding Company are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank’s deductions for additions to its reserve for bad debts.  The New York State franchise tax rate based upon entire net income for both fiscal years 2007 and 2006 was 9.03% (including the Metropolitan Commuter Transportation District Surcharge) of net income.  In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.  60% of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income.  Distributions to Carver Federal received from Carver Asset Corporation are eligible for the New York State dividends received deduction.  However, the Holding Company has been subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for both fiscal years 2007 and 2006 based upon alternative entire net income.  For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.

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

The Bank’s increased emphasis on non-residential and construction real estate lending may create increased exposure to lending risks.  At March 31, 2007, $340.9 million, or 58.2%, of our total loans receivable portfolio consisted of non-residential and construction real estate loans compared to $246.6 million, or 49.7%, at March 31, 2006.  Non-residential and construction real estate loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have larger balances and are more sensitive to changes in the economy.   Payments on these loans often depend upon the successful operation and management of the underlying properties and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

The Bank has increased the business loan portfolio during fiscal 2007 with the acquisition of CCB.  At March 31, 2007, $51.2 million, or 8.9%, of our total loans receivable consisted of business loans as compared to $445,000, or 0.1%, at March 31, 2006.  Business loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have larger balances and are more sensitive to changes in the economy.   Payments on these loans often depend upon the successful operation and management of the underlying business segment and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse economic conditions, increased competition or changes in government regulation.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.  The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC increase the scope, complexity and cost of corporate governance, reporting, and disclosure practice.  The Company has experienced, and expects to continue to experience, greater compliance costs, including design, testing and audit costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, under Section 404 of Sarbanes-Oxley, beginning with Carver’s fiscal year ending March 31, 2008, the Company’s management will be required to issue a report on the Company's internal controls over financial reporting and beginning with Carver's fiscal year ended March 31, 2009, Carver's management will also be required to file an auditors attestation report on the Company’s internal controls over financial reporting.  The Company expects the implementation of these new rules and regulations to continue to increase its accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that the Company is unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, Carver’s profitability and the market price of Carver’s stock may be adversely affected.

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

Carver faces system failure risks and security risks. The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems.  Fire, power loss or other failures may effect Carver’s computer equipment and other technology, or that of the Company's third party service providers.   Also, the Company’s computer systems and network infrastructure could be damaged by "hacking" and "identity theft" which could adversely affect the results of Carver's operations, or that of the Company's third party service providers.

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

					Lease
			Year	Owned or	Expiration	% Space	Net Book
Branches	Address	City/State	Opened	Leased	Date	Utilized	Value

Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%	$7,566

Bedford-Stuyvesant Branch	1281 Fulton Street	Brooklyn, NY	1989	Owned	n/a	70%	1,491

Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%	514

St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2011	75%	404

Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2011	100%	583

Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	07/2018	100%	916

Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2004	Leased	07/2014	100%	1,194

Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	12/2009	100%	366

Livingston Branch	111 Livingston Street	Brooklyn, NY	2004	Leased	01/2015	100%	375

Sunset Park Branch	140 58th Street	Brooklyn, NY	2004	Leased	10/2010	100%	491

ATM Centers

West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%	158

West 137th Street	601 West 137th Street	New York, NY	2003	Leased	10/2013	100%	141

Hanson Place	1 Hanson Place	New York, NY	2004	Leased	07/2009	100%	32

5th Avenue	1400 5th Avenue	New York, NY	2004	Leased	08/2013	100%	155

Fulton Street	1950 Fulton Street	New York, NY	2005	Leased	01/2010	100%	208

Atlantic Avenue	625 Atlantic Avenue	New York, NY	2003	Leased	10/2013	100%	32

ATM Machines*

Bedford Avenue	1650 Bedford Avenue	New York, NY

1150 Carroll Street	1150 Carroll Street	New York, NY

AirTrain	93-40 Sutphin Boulevard	Jamaica, NY

Total office properties and equipment, net							$14,626

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

The Board formerly paid dividends on an annual basis and initially established the payment of a quarterly dividend to common shareholders on January 9, 2003.  Subsequently, each quarter the Board meets to decide on the amount per share to be declared.  On May 30, 2007, the Holding Company’s Board of Directors declared a $0.09 cash dividend to shareholders for the fourth quarter of fiscal 2007.  This represents a $0.04 per share increase from the $0.05 paid at inception of the Board establishing payment of a quarterly dividend in the fourth quarter of fiscal 2003.

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

Carver has four equity compensation plans as follows:

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

Stock Performance Graph

The graph below matches Carver Bancorp, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the AMEX Composite index, and a peer group made up of AMEX listed companies in the Standard Industrial Classification (“SIC”) codes 6030 – 6039, which represents the SIC codes for savings and loan institutions. The companies included in that group are: Carver Bancorp, Inc, Federal Trust Corp., Northeast Bancorp, Teche Holdings Company, Washington Savings Bank F.S.B and Westfield Financial Inc.  The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from March 31, 2002 to March 31, 2007:

	3/02	3/03	3/04	3/05	3/06	3/07

Carver Bancorp Inc.	100.00	123.30	209.22	168.73	156.86	156.66
AMEX Composite	100.00	89.68	139.62	161.45	194.20	216.95
SIC Codes 6030-6039 (AMEX STOCKS)	100.00	115.70	174.29	184.08	187.59	221.30

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company’s consolidated financial statements and related notes (dollars in thousands):

	2007	2006	2005	2004	2003
Selected Financial Condition Data:
Assets	$739,952	$661,396	$626,377	$538,830	$509,845
Loans held-for-sale	23,226	-	-	-	-
Total loans receivable, net	580,551	493,432	421,987	351,900	292,738
Securities	67,117	108,286	149,335	139,877	165,585
Cash and cash equivalents	17,350	22,904	20,420	22,774	23,160
Deposits	615,122	504,638	455,870	375,519	349,066
Borrowed funds	61,093	93,792	115,299	104,282	108,996
Stockholders' equity	51,627	48,697	45,801	44,645	41,073

Number of deposit accounts	46,034	41,614	40,199	38,578	41,220
Number of branches	10	8	8	6	5

Operating Data:
Interest income	$41,740	$32,385	$28,546	$26,234	$27,390
Interest expense	19,234	13,493	9,758	8,700	8,983
Net interest income before provision for loan losses	22,506	18,892	18,788	17,534	18,407
Provision for loan losses	276	-	-	-	-
Net interest income after provision for loan losses	22,230	18,892	18,788	17,534	18,407
Non-interest income	2,869	5,341	4,075	5,278	3,161
Non-interest expense	23,339	19,134	18,696	15,480	14,704
Income before income taxes	1,760	5,099	4,167	7,332	6,864
Income tax (benefit) expense	(823)	1,329	1,518	2,493	3,033
Net income	$2,583	$3,770	$2,649	$4,839	$3,831
Basic earnings per common share	$1.03	$1.50	$1.06	$2.03	$1.59
Diluted earnings per common share	$1.00	$1.45	$1.03	$1.87	$1.52
Cash dividends paid per common share	$0.35	$0.31	$0.26	$0.20	$0.10

Selected Statistical Data:
Return on average assets (1)	0.37%	0.60%	0.45%	0.93%	0.83%
Return on average equity (2)	5.23	7.93	5.80	11.40	9.77
Net interest margin (3)	3.44	2.97	3.41	3.56	4.26
Average interest rate spread (4)	3.16	3.18	3.26	3.40	4.08
Efficiency ratio (5)	91.98	78.96	81.77	67.86	68.18
Operating expense to average assets (6)	3.34	3.04	3.21	2.97	3.18
Average equity to average assets	7.05	7.54	7.84	8.13	8.48
Dividend payout ratio (7)	34.04	20.63	24.64	9.86	3.19

Asset Quality Ratios:
Non-performing assets to total assets (8)	0.61%	0.42%	0.16%	0.39%	0.36%
Non-performing loans to total loans receivable (8)	0.74	0.55	0.23	0.60	0.61
Allowance for loan losses to total loans receivable	0.89	0.81	0.96	1.16	1.40

(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.
(3)	Net interest income divided by average interest-earning assets.
(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Non-interest expense less real estate owned expenses, divided by average total assets.
(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.
(8)	Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

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

The interest rate environment continued to be extremely challenging in fiscal 2007.  The Federal Reserve raised short term interest rates during the fiscal year by 50 basis points, and 200 basis points during the fiscal 2006.  The increase in short-term rates was greater than that of long-term rates, and the result was a yield curve that was flat and at times inverted.  The shape of the yield curve resulted in compression in net interest margins in the entire industry, which also affected the Bank’s net interest margin.  To combat the impact of net interest margin compression, the Bank not only continued its asset liability management strategy of  replacing securities as they run off with higher yielding mortgage loans and replacing higher costing borrowings with lower costing deposits; during September 2006, the Bank accelerated its asset liability management strategy and executed a series of transactions designed to hasten the repositioning and deleveraging of the Bank’s balance sheet.  The Bank sold $47.1 million in lower yielding investments and used the proceeds to repay certain higher cost deposits and borrowings.  In addition, the Bank transferred approximately $30.0 million of primarily one- to four-family interest-only loans from held-for-investment to held-for-sale with the intention of liquidating the loans and using the proceeds to reduce borrowings further.   As a result of the transfer, the Bank recognized a $1.3 million pre-tax charge during the quarter ending September 30, 2006.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an allocation of $59.0 million in New Markets Tax Credits. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC program provides a credit to Carver Federal against federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the invested award amount (5% over each of three years, and 6% over each of four years).  The NMTC award allows the Bank to invest with community and development partners in local economic development projects on terms that are attractive to the Bank and its partners, as a substantial portion of the award benefit is captured by the community through the economic development activity and the favorable terms of the investment.  The Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59.0 million award.  During fiscal 2007, the Bank recognized $1.5 million in tax benefits related to the NMTC award.

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

Fiscal 2008

The outlook for fiscal 2008 reflects many of the economic and competitive factors that the Bank and the banking industry faced in fiscal 2007.  As a result, the Bank expects the operating environment to remain challenging.  In this challenging climate, the Bank will continue to focus on growth in its traditional businesses, namely the expansion of real estate loans and retail deposits.  In addition, the recent acquisition of CCB expands the Bank’s core business and the Bank expects to accelerate its penetration into new commercial banking opportunities as noted above.  The Bank expects its new business and marketing efforts to core customer groups including small business owners, landlords, and churches and other non-profits to drive the Bank’s deposit gathering success.  New products introduced in fiscal 2007, including a lock-box service for landlords to collect rental payments, a checking overdraft line of credit (in an effort to continue building our checking account deposit base) and participation in the Certificate of Deposit Account Registry Services program to more efficiently address the collateral needs of large balance depositors, are expected to gain momentum.  With the recent acquisition of CCB, Carver Federal is positioned to aggressively pursue business operating deposit accounts.

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

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan losses is the most critical accounting policy.  This policy is important to the presentation of Carver's financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 12.76% of total rate sensitive assets at March 31, 2007.  As a result, Carver Federal’s net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2007.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS.  The repricing and other assumptions are not necessarily representative of the Bank’s actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans (dollars in thousands):

	< 3 Mos.	4-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Total
Rate Sensitive Assets:
Loans	$199,554	$85,197	$109,408	$116,888	$28,577	$64,153	$603,777
Mortgage Backed Securities	-	146	20,218	16,673	2,048	-	39,085
Federal Funds Sold	1,300	-	-	-	-	-	1,300
Investment Securities	1,749	4,863	11,047	-	10,830	2,280	30,769
Total interest-earning assets	202,603	90,206	140,673	133,561	41,455	66,433	674,931

Rate Sensitive Liabilities:
NOW accounts	2,224	2,566	6,157	5,220	6,903	5,839	28,909
Savings Accounts	10,615	12,246	29,384	24,911	32,941	27,863	137,960
Money market accounts	3,616	4,171	10,009	8,486	11,221	9,492	46,995
Certificate of Deposits	119,670	178,173	36,523	13,388	-	-	347,753
Borrowings	14,800	30,817	15,276	-	-	-	60,893
Total interest-bearing liabilities	150,925	227,973	97,349	52,005	51,065	43,194	622,510

Interest Sensitivity Gap	$51,678	$(137,767)	$43,324	$81,556	$(9,610)	$23,239	$52,420

Cumulative Interest Sensitivity Gap	$51,678	$(86,089)	$(42,765)	$38,791	$29,181	$52,420
Ratio of Cumulative Gap to Total Rate
Sensitive assets	7.66%	-12.76%	-6.34%	5.75%	4.32%	7.77%

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

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	70,050	-25,205	-26%	9.50%	-289 bp
+200 bp	78,751	-16,504	-17%	10.53%	-187 bp
+100 bp	87,260	-7,995	-8%	11.51%	- 89 bp
0 bp	95,255	--	--	12.40%	-- bp
(100) bp	103,264	8,009	8%	13.26%	87 bp
(200) bp	110,730	15,475	16%	14.05%	165 bp

March 31,
2007
Risk Measures: +200 BP Rate Shock:
Pre-shock NPV Ratio: NPV as % of PV of Assets	12.40%
Post-shock NPV Ratio	10.53%
Sensitivity Measure: Decline in NPV Ratio	187 bp

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

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Loans	$558,058	$37,278	6.68%	$443,461	$26,563	5.99%	$384,916	$22,940	5.96%
Investment securities	27,161	1,325	4.88%	25,698	971	3.78%	29,547	827	2.80%
Mortgage-backed securities	64,682	2,877	4.45%	113,574	4,439	3.91%	125,643	4,605	3.67%
Fed funds sold	5,145	261	5.07%	12,166	412	3.39%	10,724	174	1.62%
Total interest earning assets	655,046	41,741	6.37%	594,899	32,385	5.44%	550,830	28,546	5.18%
Non-interest earning assets	44,576			35,198			31,677
Total assets	$699,622			$630,097			$582,507

Interest Bearing Liabilities:
Deposits:
NOW demand	$25,313	$98	0.39%	$24,397	$74	0.30%	$22,933	$69	0.30%
Savings and clubs	136,785	931	0.68%	137,934	919	0.67%	133,621	801	0.60%
Money market savings	43,303	1,133	2.62%	36,583	601	1.64%	30,116	302	1.00%
Certificates of deposit	312,452	13,036	4.17%	237,992	7,297	3.07%	208,584	4,258	2.04%
Mortgagors deposits	2,154	30	1.39%	2,044	30	1.47%	2,217	25	1.13%
Total deposits	520,007	15,228	2.93%	438,950	8,921	2.03%	397,471	5,455	1.37%
Borrowed money	78,853	4,007	5.08%	107,551	4,572	4.25%	109,787	4,303	3.92%
Total interest bearing liabilities	598,860	19,235	3.21%	546,501	13,493	2.47%	507,258	9,758	1.92%

Non-interest-bearing liabilities:
Demand	40,676			29,079			22,857
Other liabilities	10,739			6,980			6,724
Total liabilities	650,275			582,560			536,839
Stockholders' equity	49,347			47,537			45,668
Total liabilities and stockholders' equity	$699,622			$630,097			$582,507
Net interest income		$22,506			$18,892			$18,788

Average interest rate spread			3.16%			2.97%			3.26%

Net interest margin			3.44%			3.18%			3.41%

Ratio of average interest-earning assets to interest-earning liabilities			109.38%			108.86%			108.59%

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal’s interest income and expense during the years ended March 31 (in thousands):

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$6,864	$3,060	$9,924	$3,489	$116	$3,605
Investment securities	1,473	172	1,645	(108)	289	181
Mortgage-backed securities	(3,377)	1,102	(2,276)	(442)	306	(136)
Fed funds sold, FHLB stock & other	(238)	205	(33)	23	189	212
Total interest earning assets	4,722	4,539	9,260	2,962	900	3,862

Interest Bearing Liabilities:
Deposits
NOW demand	3	20	23	4	1	5
Savings and clubs	(8)	20	12	26	89	115
Money market savings	110	356	467	65	193	258
Certificates of deposit	2,283	2,632	4,915	600	2,137	2,737
Mortgagors deposits	2	(2)	0	(2)	8	6
Total deposits	2,390	3,026	5,417	693	2,428	3,121
Borrowed money	(1,220)	893	(327)	(88)	364	276
Total interest bearing liabilities	1,170	3,919	5,090	605	2,792	3,397

Net change in interest income	$3,552	$620	$4,170	$2,357	$(1,892)	$465
For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume); and (3) changes in rate/volume.  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

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

Net loans, before allowance for loan losses, including deferred fees, premiums, discounts and loans held-for-sale, increased by $111.8 million, or 22.5%, to $609.2 million as of March 31, 2007 compared to $497.4 million one year ago.  The net loan growth during fiscal 2007 primarily reflects the loan portfolio acquired with CCB of $102.6 million, $100.2 million net of purchase discounts, loan originations of $130.0 million, and loan purchases of $58.2 million, partially offset by principal repayments of $146.0 million, loans sold to various third party purchasers of $30.8 million and the decrease of premiums and increase in discounts of $796,000 and $2.9 million, respectively.  The non-residential real estate loan portfolio, including loans held-for-sale, increased by $49.1 million, or 31.9%, to $203.2 million at March 31, 2007 compared to $154.0 million at March 31, 2006 primarily as a result of loans acquired with CCB of $41.2 million, originations of $31.1 million and purchases of $9.5 million, partially offset by repayments of $30.3 million.   The construction loan portfolio increased by $45.2 million, or 48.9%, to $137.7 million at March 31, 2007 compared to $92.5 million at March 31, 2006 primarily due to loans acquired with CCB of $6.2 million and originations and purchases of $56.8 and $38.5 million, respectively, partially offset by repayments of $56.2 million.  Consumer and business loans increased by $50.8 million to $52.3 million as a result of an increase in business loans due to the acquisition of the CCB portfolio.

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

Total securities at March 31, 2007 decreased $41.2 million to $67.1 million from $108.3 million at March 31, 2006, reflecting a decline of $33.9 million in available-for-sale securities and a $7.3 million decrease in held-to-maturity securities. The decrease in available-for-sale securities primarily reflects $35.0 million of principal repayments and maturities, and $57.9 million from sales of securities partially offset by the acquisition of the CCB portfolio of $50.7 million.  The $7.3 million decrease in held-to-maturity securities reflects principal payments and maturities.  Available-for-sale securities represented 71.5% of the total securities portfolio at March 31, 2007 compared to 75.6% at March 31, 2006.  The current strategy is to reduce the investment portfolio through normal cash flows and reinvest the proceeds into higher yielding loans. However, the Bank may invest in securities from time to time to help diversify its asset portfolio and satisfy collateral requirements for certain deposits.

At March 31, 2007, total liabilities increased $75.6 million, or 12.3%, to $688.3 million compared to $612.7 million at March 31, 2006.  Deposits increased $110.5 million, or 21.9%, to $615.1 million at March 31, 2007 from $504.6 million at March 31, 2006. The increase in deposits was primarily attributable to the acquisition of the CCB deposit portfolio of $144.1 million.  Excluding the acquisition, deposits decreased $33.7 million.

 Total FHLB-NY borrowings decreased $33.1 million, or 40.9%, to $47.8 million at March 31, 2007 from $80.9 million at March 31, 2006 as a result of net repayments of maturing advances that were partially offset by the acquisition of the CCB FHLB-NY borrowings of $12.5 million.

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

Interest income on investment securities increased by approximately $354,000, or 36.5%, to $1.3 million for fiscal 2007 compared to $971,000 for the prior fiscal year.  The increase in interest income on investment securities reflects a 110 basis point increase in the average rate earned on investment securities to 4.88% for fiscal 2007 from 3.78% for the prior fiscal year and an increase of $1.5 million in the average balance of investment securities to $27.2 million for fiscal 2007 compared to $25.7 million for fiscal 2006.   The increase in the average balance results from the acquisition of CCB, partially offset by maturities and the sale of securities with the repositioning of the balance sheet.

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

Interest Expense

Interest expense increased by $5.7 million, or 42.6%, to $19.2 million for fiscal 2007 compared to $13.5 million for the prior fiscal year.  The increase in interest expense reflects an increase of $52.4 million in the average balance of interest-bearing liabilities to $598.9 million in fiscal 2007 from $546.5 million in fiscal 2006.  Additionally, the total cost of interest-bearing liabilities increased 74 basis points to 3.21% in fiscal 2007 compared to 2.47% in the prior year.  The increase in the average balance of interest-bearing liabilities in fiscal 2007 compared to fiscal 2006 was primarily due to the acquisition of CCB partially offset by a decrease in borrowed funds and the repayment of certain higher costing deposits with the repositioning of the balance sheet.

Interest expense on deposits increased $6.3 million, or 70.7%, to $15.2 million for fiscal 2007 compared to $8.9 million for the prior fiscal year.  This increase is attributable to an $81.1 million, or 18.5%, increase in the average balance of interest-bearing deposits to $520.0 million for fiscal 2007 compared to $439.0 million for fiscal 2006 coupled with a 90 basis point increase year-over-year in the cost of average deposits.  The increase in the average balance of interest-bearing deposits was primarily due to the acquisition of CCB.  The increase in the average rate paid on deposits was principally due to the rise in the interest rate environment throughout fiscal 2007.

Interest expense on advances and other borrowed money decreased by $565,000, or 12.4%, to $4.0 million for fiscal 2007 compared to $4.6 million for the prior fiscal year. The decrease in interest expense on borrowed money for fiscal 2007 reflects a $28.7 million decline in the average balance of borrowed money reflecting management’s strategy of using deposit growth and cash flows from the repayment of mortgage-backed securities to repay FHLB-NY advances.  Partially offsetting the decrease was a rise of 83 basis points in the average cost of borrowed money, primarily the result of increases in the indexed rate of trust preferred debt securities which adjust quarterly and have increased in the current interest rate environment.

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

During fiscal 2007, the Bank had net charge-offs of $73,000 compared to $82,000 for fiscal 2006. At March 31, 2007, non-performing loans totaled $4.5 million, or 0.74% of total loans, compared to $2.7 million, or 0.55% of total loans, at March 31, 2006.  At March 31, 2007, the Bank’s allowance for loan losses was $5.4 million compared to $4.0 million at March 31, 2006, resulting in a ratio of the allowance to non-performing assets of 119.9% at March 31, 2007 compared to 147.1% at March 31, 2006, and a ratio of allowance for possible loan losses to total loans of 0.89% and 0.81% at March 31, 2007 and March 31, 2006, respectively.  The Bank believes its reported allowance for loan losses at March 31, 2007 is adequate to provide for estimated probable losses in the loan portfolio.  For further discussion of non-performing loans and allowance for loan losses, see “Item 1—Business—General Description of Business—Asset Quality” and Note 1 of Notes to the Consolidated Financial Statements.

Non-Interest Income

Non-interest income is comprised of loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and certain other miscellaneous non-interest income. Non-interest income decreased $2.5 million, or 46.3%, to $2.9 million for fiscal 2007 compared to $5.3 million for fiscal 2006.  The decline in non-interest income was comprised primarily of a decrease of $993,000 in loan fees and service charges due primarily to lower loan prepayment penalty income, $624,000 in losses associated with the repositioning of the balance sheet, $702,000 in the write-down of loans held for sale, a decrease of $159,000 in the gain on the sale of loans and $108,000 loss on the sale of real estate owned.  Partially offsetting these decreases were increases in other non-interest income and deposit fees and charges of $96,000 and $18,000, respectively.    The decline in the gain on the sale of loans was primarily attributable to a gain on a bulk sale of loans during 2006.

Non-Interest Expense

Non-interest expense increased by $4.2 million, or 22.0%, to $23.3 million for fiscal 2007 compared to $19.1 million for the prior fiscal year.  The increase in non-interest expense was primarily attributable to the acquisition of CCB and the resulting operating and non-recurring merger related expenses.  Non-recurring merger related expenses represented $1.3 million of the increase, and employee compensation and benefits, net occupancy expense, equipment, net, and other non-interest expense increased $958,000, $383,000, $132,000 and $1.5 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During fiscal 2007, cash and cash equivalents decreased by $5.6 million.  Net cash provided by operating activities was $13.7 million, representing primarily the disbursement of funds to originate loans held-for-sale.  Net cash used in investing activities was $88.6 million, which primarily resulted from repayments and maturities of loans and securities sales partially offset by disbursement for loan originations held-for-investments.  Net cash used in financing activities was $80.5 million, reflecting primarily net decreases in deposits and by repayments of borrowings from the FHLB-NY.

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

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit.  The Bank also has contractual obligations related to operating leases.  Additionally, the Bank has a contingent liability related to a standby letter of credit.  The Bank has outstanding commitments and contractual obligations at March 31 as follows (in thousands):

	2007	2006

Commitments to originate mortgage loans	$107,115	$64,163
Commitments to originate commercial and consumer loans	214	439
Lines of credit	300	-
Letters of credit	-	1,795
Total	$107,629	$66,397

The Bank has contractual obligations at March 31, 2007 as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	< 1Yr.	1-3 Yrs.	3-5 Yrs.	5+ Yrs.
Long term debt obligations:
FHLB advances	$47,775	$32,500	$15,107	$-	$168
Guaranteed preferred beneficial interest in junior subordinated debentures	13,318	-	-	-	13,318
Total long term debt obligations	61,093	32,500	15,107	-	13,486

Operating lease obligations:
Lease obligations for rental properties	8,139	915	1,924	1,716	3,584
Total contractual obligations	$69,232	$33,415	$17,031	$1,716	$17,070

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OTS.  For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The Bank presently exceeds all capital requirements as currently promulgated.  At March 31, 2007, the Bank had tangible, core, and total risk-based capital ratios of  7.9%, 7.9% and 10.3%, respectively, and was considered well capitalized.

The following table reconciles the Bank’s stockholders’ equity at March 31, 2007 under GAAP to regulatory capital requirements (in thousands):

	GAAP Capital	Tangible Equity	Leverage Capital	Risk-Based Capital

Stockholders' Equity at March 31, 2007 (1)	$64,543	$64,543	$64,543	$64,543

Add:
General valuation allowances		-	-	5,409
Deduct:
Unrealized gains on securities available-for-sale, net		372	372	372
Goodwill and qualifying intangible assets, net		6,400	6,400	6,400
Other		(31)	(31)	(31)
Regulatory Capital		57,802	57,802	63,211
Minimum Capital requirement		14,641	29,293	49,241
Regulatory Capital Excess		$43,161	$28,509	$13,970

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
(In thousands)

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

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended March 31,
	2007	2006	2005

Interest Income:
Loans	$37,277	$26,563	$22,940
Mortgage-backed securities	2,877	4,439	4,605
Investment securities	1,325	971	827
Federal funds sold	261	412	174
Total interest income	41,740	32,385	28,546

Interest expense:
Deposits	15,227	8,921	5,455
Advances and other borrowed money	4,007	4,572	4,303
Total interest expense	19,234	13,493	9,758

Net interest income	22,506	18,892	18,788

Provision for loan losses	276	--	--
Net interest income after provision for loan losses	22,230	18,892	18,788

Non-interest income:
Depository fees and charges	2,476	2,458	2,212
Loan fees and service charges	1,238	2,231	1,675
Write-down of loans held for sale	(702)	--	--
Impairment of securities	--	--	(1,547)
Gain (loss) on sale of securities	(624)	--	94
Gain on sale of loans	192	351	277
Loss on sale of real estate owned	(108)	--	-
Grant income	--	--	1,140
Other	397	301	224
Total non-interest income	2,869	5,341	4,075

Non-interest expense:
Employee compensation and benefits	10,470	9,512	9,461
Net occupancy expense	2,667	2,284	1,957
Equipment, net	2,071	1,939	1,608
Merger related expenses	1,258	--	847
Other	6,873	5,399	4,823
Total non-interest expense	23,339	19,134	18,696

Income before income taxes	1,760	5,099	4,167
Income tax (benefit) expense	(823)	1,329	1,518
Net income	2,583	3,770	2,649

Dividends payable to preferred stock	--	--	114

Net income available to common stockholders	$2,583	$3,770	$2,535

Earnings per common share:
Basic	$1.03	$1.50	$1.06
Diluted	$1.00	$1.45	$1.03

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Common Stock Acquired By ESOP	Common Stock Acquired By MRP	Total Stock-holders' Equity
Balance - March 31, 2004	$1	$23	$23,882	$20,892	$(390)	$258	$--	$(21)	$44,645
Comprehensive income :
Net income	--	--	--	2,649	--	--	--	--	2,649
Change in net unrealized gain on available-for-sale securities, net of taxes	--	--	--	--	--	(493)	--	--	(493)

Dividends paid	--	--	--	(793)	--	--	--	--	(793)
Preferred stock redemption	(1)	2	--	--	--	--	--	--	1
Treasury stock activity	--	--	55	--	(30)	--	--	--	25
Allocation of ESOP Stock	--	--	--	--	--	--	(126)	--	(126)
Purchase of shares for MRP	--	--	--	--	--	--	--	(107)	(107)
Balance—March 31, 2005	--	25	23,937	22,748	(420)	(235)	(126)	(128)	45,801
Comprehensive income :
Net income	--	--	--	3,770	--	--	--	--	3,770
Loss on pension liability	--	--	--	--	--	(281)	--	--	(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	--	--	--	--	--	(158)	--	--	(158)

	Preferred Stock	Common Stock	Additonal Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Common Stock Acquired By ESOP	Common Stock Acquired by MRP	Total Stock-Holders Equity
Dividends paid	--	--	--	(782)	--	--	--	--	(782)
Treasury stock activity	--	--	(2)	--	117	--	--	--	115
Allocation of ESOP Stock	--	--	--	--	--	--	116	--	116
Purchase of shares for MRP	--	--	--	--	--	--	--	116	116
Balance—March 31, 2006	--	25	23,935	25,736	(303)	(674)	(10)	(12)	48,697
Comprehensive income :
Net income	--	--	--	2,583	--	--	--	--	2,583
Minimum pension liability adjustment	--	--	--	--	--	79	--	--	79
Adjustment to initially implement SFAS 158	--	--	--	--	--	281	--	--	281
Change in net unrealized loss on available-for-sale securities, net of taxes	--	--	--	--	--	765	--	--	765

Dividends paid	--	--	--	(883)	--	--	--	--	(883)
Treasury stock activity	--	--	61	--	26	--	--	--	87
Allocation of ESOP Stock	--	--	--	--	--	--	6	--	6
Purchase of shares for MRP	--	--	--	--	--	--	--	12	12
Balance—March 31, 2007	$--	$25	$23,996	$27,436	$(277)	$451	$(4)	$--	$51,627

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,583	$3,770	$2,649
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	276	-	-
Stock based compensation expense	426	233	358
Depreciation expense	1,581	1,546	1,423
Amortization of premiums and discounts	(1,145)	863	1,502
Impairment charge on securities	-	-	1,547
Loss from sale of securities	624	-	(94)
Gain on sale of loans	(192)	(351)	(277)
Writedown on loans held-for-sale	702	-	-
Loss on sale of real estate owned	108	-	-
Originations of loans held-for-sale	(24,708)	(12,646)	(7,631)
Proceeds from sale of loans held-for-sale	14,422	12,197	8,319
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,365)	(268)	(213)
Increase in other assets	(2,662)	(2,430)	(7,618)
(Decrease) increase in other liabilities	(4,330)	4,249	(4,452)
Net cash provided by (used in) operating activities	(13,680)	7,163	(4,487)
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	-	(26,811)	(83,219)
Held-to-maturity	-	(19)	-
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	26,539	60,645	51,383
Held-to-maturity	7,185	4,816	11,996
Proceeds from sales of available-for-sale securities	57,942	1,575	7,288
Originations of loans held-for-investment	(105,284)	(98,704)	(78,170)
Loans purchased from third parties	(58,191)	(96,140)	(104,734)
Principal collections on loans	146,410	113,482	112,603
Proceeds from sales of loan originations held-for-investment	16,548	10,697	-
Redemption (purchase) of FHLB-NY stock	1,388	498	(549)
Additions to premises and equipment	(1,869)	(1,082)	(3,399)
Proceeds from sale of real estate owned	404	-	-
Payment for acquisition, net of cash acquired	(2,425)	-	-
Net cash provided by (used in) investing activities	88,647	(31,043)	(86,801)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(33,657)	48,768	79,789
Net (repayment of) proceeds from FHLB advances and other borrowed money	(45,660)	(21,507)	10,959
Common stock repurchased	(321)	(115)	(1,021)
Dividends paid	(883)	(782)	(793)
Net cash from financing activities	(80,521)	26,364	88,934
Net (decrease) increase in cash and cash equivalents	(5,554)	2,484	(2,354)
Cash and cash equivalents at beginning of the year	22,904	20,420	22,774
Cash and cash equivalents at end of the year	$17,350	$22,904	$20,420

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$765	$(158)	$(493)

Cash paid for-
Interest	$19,510	$13,502	$9,718
Income taxes	$652	$2,107	$2,395

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

Segment Reporting

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segement of an Enterprise and Related Information", the Company has determined that all of its activities constitute one reportable operating segement.

Concentration of Risk

The Bank’s principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in New York City.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in New York’s real estate market conditions.

Office Properties and Equipment

Office properties and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization.  Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:

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

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Mortgage servicing rights are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of mortgage servicing rights is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates.

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

Identifiable Intangible Assets

In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assesed, at least annually, for impairment.

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

Under Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Post-retirement Plans- an amendment of SFAS Statement Nos. 87,88,106 and 132(R)” ("SFAS No. 158"), actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost.  In addition, under SFAS No.158 the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year end. The company presently uses a December 31 measurement date for its pension, as permitted by SFAS Nos. 87 and 106.  In accordance with SFAS No. 158, the Company will adopt a year-end measurement date on March 31, 2008.

Stock-Based Compensation Plans

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” ("SFAS No. 123R").  This statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123") and supersedes Accounting Principles Board Opinion, “Accounting for Stock Issued to Employees,” (“APB No. 25”).  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the adoption of SFAS No. 123R on April 1, 2006, the Company applied APB No. 25, and related interpretations in accounting for its stock option plans.  As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market of the stock on the date of grant, no compensation cost for such options was recognized.  Had compensation cost for the stock option plans had been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Company's proforma net income for the years ended March 31, 2006 and 2005 would have been as follows:

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

The Company grants “incentive stock options” only to its employees and grants “nonqualified stock options” to employees and non-employee directors.  All options granted, vested and unexercised as of March 31, 2006 will still be accounted for under APB No. 25.  No compensation expense is recognized if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant.

Immaterial Restatement

The March 31, 2006 Consolidated Statement of Financial Condition reflects an immaterial restatement to correctly deconsolidate Carver’s Statutory Trust I subsidiary, amounting to an increase in other assets and other borrowed money of $403,000.  The outstanding number of unvested shares granted under the Company’s Management Recognition Plan (“MRP”) had not been included as potentially dilutive shares when calculating the diluted EPS for the past several years. For each of the fiscal years ended March 31, 2005, and 2006 the outstanding number of unvested MRP shares was 14,735 and 26,539, respectively.  Taking these potentially dilutive shares into account, the diluted EPS would have been $1.03, and $1.45 for 2005, and 2006 respectively compared to reported diluted EPS of $1.03, and $1.47.  Management believes these misstatements to be immaterial.

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

	Amortized Cost	Fair Value	Weighted Avg Rate

Available-for-Sale:
Less than one year	$3,468	$3,475	6.13%
One through five years	10,032	10,128	5.55%
Five through ten years	14,574	14,781	5.46%
After ten years	19,518	19,596	4.99%
	$47,592	$47,980	5.33%

Held-to-maturity:
One through five years	$28	$28	5.63%
Five through ten years	190	187	5.62%
After ten years	18,919	18,790	5.54%
	$19,137	$19,005	5.54%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2007 for less than 12 months and 12 months or longer were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Available-for-Sale:
Mortgage-backed securities	$(108)	$9,498	-	-	$(108)	$9,498
Total available-for-sale	(108)	9,498	-	-	(108)	9,498

Held-to-Maturity:
Mortgage-backed securities	(216)	15,241			(216)	15,241
U.S. Government Agency Securities	(3)	187			(3)	187
Total held-to-maturity	(219)	15,428	-	-	(219)	15,428
Total securities	$(327)	$24,926	-	-	$(327)	$24,926

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2006 were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Available-for-Sale:
Mortgage-backed securities	$(152)	$19,051	$(526)	$39,795	$(678)	$58,846
U.S. Government Agency Securities	(141)	5,725	(168)	6,352	(309)	12,077
Total available-for-sale	(293)	24,776	(694)	46,147	(987)	70,923

Held-to-Maturity:
Mortgage-backed securities	(502)	16,777	(105)	5,973	(607)	22,750
U.S. Government Agency Securities	-	-	(2)	251	(2)	251
Total Held-to- Maturity	(502)	16,777	(107)	6,224	(609)	23,001
Total securities	$(795)	$41,553	$(801)	$52,371	$(1,596)	$93,924

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

NOTE 3.  LOANS RECEIVABLE, NET

The following is a summary of loans receivable and loans held-for-sale, net of allowance for loan losses at March 31 (dollars in thousands):

	2007		2006
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$100,910	17.22%	$143,433	28.91%
Multifamily	91,877	15.68	104,718	21.11
Non-residential	203,187	34.68	154,044	31.05
Construction	137,697	23.50	92,511	18.64
Business	51,226	8.74	445	0.09
Consumer	1,067	0.18	1,008	0.20
Total loans receivable	585,964	100.00%	496,159	100.00%

Add:
Premium on loans	990		1,890
Less:
Deferred fees and loan discounts	(994)		(602)
Allowance for loan losses	(5,409)		(4,015)
Total loans receivable, net	$580,551		$493,432

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

At March 31, 2007, 2006 and 2005, the recorded investment in impaired loans was $4.5 million, $2.8 million and $998,000, respectively, all of which represented non-accrual loans.  The related allowance for loan losses for these impaired loans was approximately $756,000, $276,000 and $160,000 at March 31, 2007, 2006 and 2005, respectively.  The impaired loan portfolio is primarily collateral dependent.  The average recorded investment in impaired loans during the fiscal years ended March 31, 2007, 2006 and 2005 was approximately $3.6 million, $2.2 million and $1.6 million, respectively.  For the fiscal years ended March 31, 2007, 2006 and 2005, the Company did not recognize any interest income on these impaired loans.  Interest income of $319,000, $79,000 and $83,000, for the fiscal years ended March 31, 2007, 2006 and 2005, respectively,  would have been recorded on impaired loans had they performed in accordance with their original terms.

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

At March 31, 2007 and 2006, there were no loans to officers or directors of the Company.

NOTE 4.   OFFICE PROPERTIES AND EQUIPMENT, NET

The detail of office properties and equipment as of March 31 is as follows (in thousands):

	2007	2006

Land	$415	$415
Building and improvements	9,834	9,391
Leasehold improvements	5,262	4,404
Furniture and equipment	10,039	8,367
	25,550	22,577
Less accumulated depreciation and amortization	(10,924)	(9,383)
Office properties and equipment, net	$14,626	$13,194

Depreciation and amortization charged to operations for the fiscal years ended March 31, 2007, 2006 and 2005 amounted to $1.6 million, $1.5 million and $1.5 million, respectively.

NOTE 5. ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2007	2006

Loans receivable	$3,689	$2,300
Mortgage-backed securities	590	482
Investments and other interest bearing assets	56	188
Total accrued interest receivable	$4,335	$2,970

NOTE 6.  DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2007			2006
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate

Non-interest-bearing demand	$50,891	8.27%	0.00%	$31,085	6.16%	0.00%
NOW accounts	28,910	4.70%	0.31%	27,904	5.53%	0.31%
Savings and club	137,960	22.43%	0.78%	139,724	27.69%	0.68%
Money market savings account	46,996	7.64%	2.18%	40,045	7.93%	2.41%
Certificates of deposit	347,753	56.53%	4.28%	263,963	52.31%	3.76%
Other	2,612	0.43%	1.39%	1,917	0.38%	1.47%
Total	$615,122	100.00%	2.78%	$504,638	100.00%	2.37%

 Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2007 (in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2007	of Total

0%-0.99%	$12,401	$26	$-	$12	$12,439	3.58%
1%-1.99%	20,721	122	-	-	20,843	5.99%
2%-3.99%	85,567	12,480	13,047	3,901	114,995	33.07%
4% and over	164,455	24,530	-	10,491	199,476	57.36%
Total	$283,144	$37,158	$13,047	$14,404	$347,753	100.00%

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

NOTE 7.  BORROWED MONEY

Federal Home Loan Bank Advances. FHLB-NY advances and weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

Maturing	2007		2006
Year Ended	Weighted		Weighted
March 31,	Average Rate	Amount	Average Rate	Amount
2007	-%	$-	4.40%	$49,434
2008	4.58	32,500	3.65	16,200
2009	3.78	15,107	3.78	15,107
2013	3.50	168	3.50	194
	4.32%	$47,775	4.13%	$80,935

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

The following table sets forth certain information regarding Carver Federal’s borrowings as of and for the years ended March 31 (dollars in thousands):

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

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Statutory Federal income tax	$598	34.0%	$1,734	34.0%	$1,417	34.0%
State and local income taxes, net of Federal tax benefit	204	11.6%	92	1.8%	213	5.1%
New markets tax credit	(1,475)	-83.8%	-	-	-	-
General business credit	(69)	-3.9%	(73)	-1.5%	-	-
Contingency reserve	-	-	(500)	-9.8%	-	-
Other	(81)	-4.6%	76	1.5%	(112)	-2.7%
Total income tax (benefit) expense	$(823)	-46.7%	$1,329	26.0%	$1,518	36.4%

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

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2007	2006
Deferred Tax Assets:
Income from affiliate	$1,876	$1,975
Allowance for loan losses	1,839	1,365
Deferred loan fees	371	235
Compensation and benefits	109	113
Non-accrual loan interest	587	284
Reserve for losses on other assets	-	65
Capital loss carryforward	591	591
Deferred rent	111	-
Purchase accounting adjustment	702	-
Unrealized loss on available-for-sale securities	-	240
New markets tax credit	1,242	-
Minimum pension liability	-	173
Other	2	2
Total Deferred Tax Assets	7,430	5,043

Deferred Tax Liabilities:
Depreciation	128	352
Minimum pension liability	50	-
Unrealized gain on available-for-sale securities	228	-
Total Deferred Tax Liabilities	406	352

Net Deferred Tax Assets	$7,024	$4,691

In June  2006, the Bank was awarded a $59 million allocation under the NMTC program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. The NMTC program, administered by the Department of the Treasury’s CDFI Fund, permits certain entities to receive a credit against federal income taxes for making qualified investments to help stimulate growth and create jobs in selected communities. The allocation was awarded to CCDC, a for-profit subsidiary created by the Bank to administer the initiative. The credit totals 39% of the award or approximately $23 million in tax credits.  The credits are allocated over a seven-year period, consistent with CCDC’s ability to make loans or other investments meeting CDFI guidelines and subject to agreements with the CDFI. A portion of the benefit of the tax credit will be shared with the community and developers through a variety of means, including loan pricing and loan products. The Bank’s tax benefits  began to accrue in December 2006, when a qualifying funding was made.

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

Regulatory Capital.  The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies.  The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution’s adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution’s risk weighted assets.  Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), as amended, stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2007 and 2006, the Bank exceeded all of its regulatory capital requirements.

The following is a summary of the Bank’s actual capital amounts as of March 31, 2007 and 2006 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital

Stockholders' Equity at March 31, 2007 (1)	$64,543	$64,543	$64,543	$64,543

Add:
General valuation allowances		-	-	5,409
Deduct:
Unrealized gains on securities available-for-sale, net		372	372	372
Goodwill and qualifying intangible assets, net		6,400	6,400	6,400
Other		(31)	(31)	(31)
Regulatory Capital		57,802	57,802	63,211
Minimum Capital requirement		14,641	29,293	49,241
Regulatory Capital Excess		$43,161	$28,509	$13,970

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

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2007	2006
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year	$2,892	$2,785
Interest cost	159	163
Actuarial loss	55	197
Benefits paid	(219)	(253)
Projected benefit obligation at end of year	$2,887	$2,892

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$2,870	$2,950
Actual return on plan assets	226	173
Benefits paid	(219)	(253)
Fair value of plan assets at end of year	$2,877	$2,870

Funded status	$(10)	$(22)
Unrecognized loss	-	454
Accrued pension cost	$(10)	$432

Net periodic pension benefit includes the following components for the years ended March 31 (in thousands):

	2007	2006	2005

Interest cost	$159	$163	$167
Expected return on plan assets	(220)	(227)	(236)
Net periodic pension (benefit)	$(61)	$(64)	$(69)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2007	2006	2005
Annual salary increase (1)	-	-	-
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	5.88%	5.75%	6.10%

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

	2007	2006
Change in projected benefit obligation during the year:
Projected benefit obligation at beginning of year	$102	$136
Interest cost	5	7
Actuarial gain	(50)	(7)
Benefits paid	(21)	(34)
Projected benefit obligation at end of year	$36	$102

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$–	$–
Employer contributions	21	34
Benefits paid	(21)	(34)
Fair value of plan assets at end of year	$–	$–

Funded status	$(36)	$(102)
Unrecognized (gain)	-	(22)
Accrued pension cost	$(36)	$(124)

Impact of Applying SFAS No. 158 on the Company’s Consolidated Statement of Condition

The following table indicates the impact of applying SFAS No. 158 on the Company’s Consolidated Statement of Condition at March 31, 2007 (in thousands):

	Before Application of SFAS No. 158	SFAS No. 158 Adjustment	After Application of SFAS No. 158
Liability for pension benefit costs	$550	$(504)	$46
Deferred income taxes	(173)	223	50
Total Liabilities	688,044	281	688,325
Accumulated other comprehensive income, net of tax	170	281	451
Total stockholders’ equity	51,346	281	51,627

Net periodic pension costs for the years ended March 31 are as follows (in thousands):

	2007	2006	2005
Interest cost	$5	$6	$9
Net periodic pension cost	$5	$6	$9

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

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date.  Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year, but the Compensation Committee may accelerate vesting at any time. Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP.  Pursuant to the MRP, the Bank recognized $118,000, $134,000 and $158,000 as expense for the years ended March 31, 2007, 2006 and 2005, respectively.

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

The ESOP shares at March 31 are as follows (in thousands):

	2007	2006
Allocated shares	73	72
Unallocated shares	-	1
Total ESOP shares	73	73

Fair value of unallocated shares	$10	$10

Stock Option Plans. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 338,862.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2007, there were 240,087 options outstanding and 192,110 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time.  All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan.

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

           Information regarding stock options as of and for the years ended March 31 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	238,061	$12.90	225,292	$12.37	229,636	$11.25
Granted	21,019	16.50	35,277	16.98	39,347	19.65
Exercised	(11,776)	9.57	(9,903)	9.57	(35,954)	12.75
Forfeited	(7,217)	17.44	(12,605)	17.44	(7,737)	14.38
Outstanding, end of year	240,087	$13.24	238,061	$12.90	225,292	$12.37
Exercisable, at year end	192,110		144,836		151,846

Information regarding stock options as of and for the year ended March 31, 2007 is as follows :

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range of			Remaining	Exercise		Exercise
Exercise Prices		Shares	Life	Price	Shares	Price
$8.00	$8.99	60,000	3 years	$8.17	60,000	$8.17
9.00	9.99	32,000	4 years	9.93	32,000	9.93
10.00	10.99	3,000	3 years	10.38	3,000	10.38
12.00	12.99	39,875	5 years	12.10	39,475	12.10
13.00	13.99	1,000	1 year	13.81	1,000	13.81
16.00	16.99	46,267	7 years	16.48	29,798	16.48
17.00	17.99	29,592	7 years	17.19	11,092	17.19
19.00	19.99	27,243	6 years	19.65	14,635	19.65
20.00	20.99	729	8 years	20.00	729	20.00
21.00	21.99	381	7 years	21.76	381	21.76
Total		240,087			192,110

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2007	2006	2005
Risk-free interest rate	4.5%	3.5%	2.5%
Volatility	19.0%	35.0%	45.0%
Annual dividends	$0.32	$0.28	$0.20
Expected life of option grants	7 yrs	7 yrs	7 yrs

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

At March 31, 2007, of the $107.3 million in outstanding commitments to originate loans, $75.4 million represented construction loans at a weighted average rate of 8.3%, $24.9 million represented commitments to originate non-residential mortgage loans at a weighted average rate of 8.2% and $7.0 million represented one- to four-family residential loans at a weighted average rate of 7.0%.

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

Year Ending	Minimum
March 31,	Rental

2008	$ 915
2009	946
2010	978
2011	972
2012	744
Thereafter	3,584
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

Mortgage servicing rights

The fair value of mortgage servicing rights is determined by discounting the present value of estimated future servicing cash flows using current market assumptions for prepayments, servicing costs and other factors.

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

NOTE 14.  ACQUISITION OF COMMUNITY CAPITAL BANK

On September 29, 2006, the Bank completed its acquisition of Community Capital Bank (“CCB”), a Brooklyn-based New York State chartered commercial bank with approximately $165.4 million in assets and two branches in a cash transaction totaling approximately $11.1 million. Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation on the merger) and the Bank incurred an additional $879,000 in transaction costs related to this acquisition. The combined entity operates under Carver Federal’s thrift charter and Carver Federal will continue to be supervised by the Office of Thrift Supervision (“OTS”).

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

Fair Value
Assets
Cash and due from banks	$9,496
Securities	50,707
Loans receivable, net	98,805
Other assets	6,412
Total assets	165,420

Liabilities
Deposits	144,142
Borrowings	12,500
Other liabilities	2,683
Total liabilities	159,325

Tangible assets acquired and liabilities assumed	6,095
Excess of the purchase price over the fair value of identifiable net assets	5,066
Core deposit intangibles	760
Total purchase price	$11,921

The following information presents the unaudited pro forma results of operations for the years ended March 31, 2007 and 2006, as though the acquisition had occurred on April 1, 2005. The pro forma data was derived by combining the historical consolidated financial information of Carver Federal and CCB using the purchase method of accounting for business combinations (the income tax effects on the pre-tax earnings of CCB have been provided using a combined statutory tax rate of 38.8%). The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on April 1, 2005 or the results that may be achieved in the future (in thousands, except per share data):

	Carver Twelve Months Ended March 31, 2007	CCB Six Months Ended June 30, 2006	Combined Carver & CCB Twelve Months Ended March 31, 2007	Pro Forma Adjustments		Pro Forma Combined

Total interest income	$41,740	$4,934	$46,674	$(34)	(1)	$46,640
Total interest expense	19,234	2,590	21,824	-		21,824

Net interest income before provision for loan losses	22,506	2,344	24,850	(34)		24,816
Provision for loan losses	276	210	486	-		486
Net interest income after provision for loan losses	22,230	2,134	24,364	(34)		24,330

Total non-interest income	2,869	780	3,649	-		3,649
Total non-interest expense	23,339	2,688	26,027	76	(2)	26,103
Income before income taxes	1,760	226	1,986	(110)		1,876
Income tax (benefit) expense	(823)	87	(736)	(43)		(779)
Net income	$2,583	$139	$2,722	$(67)		$2,655

Earnings per common share:
Basic	$1.03		$1.08			$1.06
Diluted	$1.00		$1.05			$1.03

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

	Carver Twelve Months Ended March 31, 2006	CCB Twelve Months Ended December 31, 2005	Combined Carver & CCB Twelve Months Ended March 31, 2006	Pro Forma Adjustments		Pro Forma Combined

Total interest income	$32,385	$9,057	$41,442	$(67)	(1)	$41,375
Total interest expense	13,493	3,662	17,155	-		17,155

Net interest income before provision for loan losses	18,892	5,395	24,287	(67)		24,220
Provision for loan losses	-	1,087	1,087	-		1,087
Net interest income after provision for loan losses	18,892	4,308	23,200	(67)		23,133

Total non-interest income	5,341	1,726	7,067	-		7,067
Total non-interest expense	19,134	5,779	24,913	1,410	(2), (3)	26,323
Income before income taxes	5,099	255	5,354	(1,477)		3,877
Income tax (benefit) expense	1,329	51	1,380	(385)		995
Net income	$3,770	$204	$3,974	$(1,092)		$2,882

Earnings per common share:
Basic	$1.50		$1.58			$1.15
Diluted	$1.45		$1.54			$1.11
(1) Represents the reduction of interest income related to the net cash paid for CCB's acquisition resulting from the transaction as if it had been completed at the beginning of the pro forma condensed financial income statement period.

(2)Represents the acquired intangible assets amortization totaling $152,000 resulting from the transaction as if it had been completed at the beginning of the pro forma condensed financial income statement period.

(3) Represents the accrual of one-time acquisition related charges totaling $1.3 million primarily related to severance, early vendor contract termination fees and system integration and conversion fees.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2007 and 2006 (in thousands except per share data):

	June 30	September 30	December 30	March 31
Fiscal 2007
Interest income	$9,120	$9,380	$11,770	$11,470
Interest expense	(4,085)	(4,169)	(5,643)	(5,337)
Net interest income	5,035	5,211	6,127	6,133
Provision for loan losses	-	-	(120)	(156)
Non-interest income	945	(337)	966	1,295
Non-interest expense	(4,733)	(6,242)	(5,884)	(6,479)
Income tax expense	(445)	464	311	493
Net income	$802	$(904)	$1,400	$1,286
Earnings per common share
Basic	$0.32	$(0.36)	$0.56	$0.51
Diluted	$0.31	$(0.35)	$0.54	$0.50

Fiscal 2006
Interest income	$7,752	$7,748	$8,210	$8,676
Interest expense	(3,052)	(3,213)	(3,438)	(3,791)
Net interest income	4,700	4,535	4,772	4,885
Provision for loan losses	-	-	-	-
Non-interest income	1,399	1,031	1,123	1,788
Non-interest expense	(4,795)	(4,636)	(4,668)	(5,037)
Income tax expense	(464)	(329)	60	(595)
Net income	$840	$601	$1,287	$1,041
Earnings per common share
Basic	$0.34	$0.24	$0.51	$0.42
Diluted	$0.32	$0.23	$0.50	$0.40

NOTE 16. CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2007	2006

Assets
Cash on deposit with subsidiaries	$399	$59
Investment in subsidiaries	64,996	62,219
Other assets	16	3
Total Assets	$65,411	$62,281

Liabilities and Stockholders' Equity
Borrowings	$13,318	$13,260
Accounts payable to subsidiaries	291	66
Other liabilities	175	258
Total liabilities	$13,784	$13,584

Stockholders’ equity	51,627	48,697
Total Liabilities and Stockholders’ Equity	$65,411	$62,281

CONDENSED STATEMENTS OF INCOME (in thousands):

	Years Ended March 31,
	2007	2006	2005
Income
Equity in net income from subsidiaries	$3,551	$6,758	$7,119
Interest income from deposit with subsidiaries	-	5	7
Other income	34	22	23
Total income	3,585	6,785	7,149

Expenses
Interest expense on borrowings	1,196	985	721
Salaries and employee benefits	180	287	225
Shareholder expense	439	407	488
Other	10	7	1,548
Total expense	1,825	1,686	2,982

Income before income taxes	1,760	5,099	4,167
Income tax (benefit) expense	(823)	1,329	1,518
Net Income	$2,583	$3,770	$2,649

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	Years Ended March 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$2,583	$3,770	$2,649
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of Subsidiaries	(3,551)	(6,758)	(7,119)
Income taxes from the Bank	(823)	1,329	1,518
(Decrease) Increase in accounts payable to subsidiaries	225	(443)	645
(Decrease) Increase in other liabilities	(83)	40	(14)
Other, net	(13)	299	2,534
Net cash from operating activities	(1,662)	(1,763)	213

Cash Flows From Investing Activities
Dividends Received from Bank	3,201	850	4,866
Proceeds from sale of investment securities	-	1,575	-
Purchase of investment securities	-	-	(3,074)
Net cash from investing activities	3,201	2,425	1,792

Cash Flows From Financing Activities
Purchase of treasury stock, net	(321)	(115)	(1,021)
Dividends paid	(878)	(777)	(788)
Net cash from financing activities	(1,199)	(892)	(1,809)
Net increase (decrease) in cash	340	(230)	196

Cash and cash equivalents – beginning	59	289	93
Cash and cash equivalents – ending	$399	$59	$289

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

CARVER BANCORP, INC.

July 17, 2007	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 17, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

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