Form 10-Q
period 2007-06-30
CARVER BANCORP INC
filed 2007-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,505,408
Class	Outstanding at July 31, 2007

CERTAIN TERMS

Throughout this Form 10-Q, unless otherwise specified or the context otherwise requires:

“Holding Company” means Carver Bancorp, Inc., the holding company for the wholly-owned subsidiaries, Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp.  CFSB Credit Corp., Carver Municipal  Bank (“CMB”), Carver Community Development Corp. (“CCDC”) and Carver Federal’s majority owned subsidiary, Carver Asset Corporation, collectively, the “Company”. In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which is not consolidated for financial reporting purposes in accordance with Financial Accounting Standards Board (“FASB”), revised Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, effective January 1, 2004.

“Carver,” the “Company,” “we,” “us” or “our” refers to the Holding Company along with its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company’s control that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company's success in implementing its initiatives, including expanding its product line, adding new branches and ATM centers, successfully re-branding its image and achieving greater operating efficiencies; increases in competitive pressure among financial institutions or non-financial institutions; legislative or regulatory changes which may adversely affect the Company’s business or the cost of doing business; technological changes which may be more difficult or expensive than we anticipate; changes in interest rates which may reduce net interest margins and net interest income; changes in deposit flows, loan demand or real estate values which may adversely affect the Company’s business; changes in accounting principles, policies or guidelines which may cause the Company’s condition to be perceived differently; litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated; the ability of the Company to originate and purchase loans with attractive terms and acceptable credit quality; and general economic conditions, either nationally or locally in some or all areas in which the Company does business, or conditions in the securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

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

TABLE OFCONTENTS

PART I.	Financial Information

ITEM 1.	Financial Statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,983	$14,619
Federal funds sold	3,500	1,300
Interest earning deposits	1,185	1,431
Total cash and cash equivalents	20,668	17,350
Securities:
Available-for-sale, at fair value (including pledged as collateral of $9,297 and $34,649 at June 30 and March 31, 2007, respectively)	44,017	47,980
Held-to-maturity, at amortized cost (including pledged as collateral of $11,901 and $18,581 at June 30 and March 31, 2007, respectively; fair value of $18,042 and $19,005 at June 30 and March 31, 2007, respectively)	18,327	19,137
Total securities	62,344	67,117

Loans held-for-sale	25,167	23,226

Gross loans receivable:
Real estate mortgage loans	552,889	533,667
Consumer and commercial loans	54,977	52,293
Allowance for loan losses	(5,423)	(5,409)
Total loans receivable, net	602,443	580,551

Office properties and equipment, net	15,221	14,626
Federal Home Loan Bank of New York stock, at cost	2,872	3,239
Bank owned life insurance	8,875	8,795
Accrued interest receivable	4,848	4,335
Goodwill	5,743	5,716
Core deposit intangibles, net	646	684
Other assets	14,957	14,313
Total assets	$763,784	$739,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$631,330	$615,122
Advances from the FHLB-NY and other borrowed money	71,301	61,093
Other liabilities	8,870	12,110
Total liabilities	711,501	688,325
Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares; authorized; 2,524,691 shares issued; 2,502,993 and 2,507,985 outstanding at June 30 and March 31, 2007, respectively)	25	25
Additional paid-in capital	24,055	23,996
Retained earnings	28,403	27,436
Unamortized awards of common stock under ESOP and MRP	(4)	(4)
Treasury stock, at cost (21,698 and 16,706 shares at June 30 and March 31, 2007, respectively)	(361)	(277)
Accumulated other comprehensive income	165	451
Total stockholders' equity	52,283	51,627
Total liabilities and stockholders' equity	$763,784	$739,952

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Interest Income:
Loans	$10,993	$7,891
Mortgage-backed securities	502	932
Investment securities	462	181
Federal funds sold	11	116
Total interest income	11,968	9,120

Interest expense:
Deposits	4,331	2,995
Advances and other borrowed money	984	1,090
Total interest expense	5,315	4,085

Net interest income before provision for loan losses	6,653	5,035

Provision for loan losses	-	-
Net interest income after provision for loan losses	6,653	5,035

Non-interest income:
Depository fees and charges	630	609
Loan fees and service charges	379	246
Gain on sale of loans	47	12
Other	81	78
Total non-interest income	1,137	945

Non-interest expense:
Employee compensation and benefits	3,173	2,285
Net occupancy expense	836	584
Equipment, net	592	476
Merger related expenses	-	2
Other	1,903	1,386
Total non-interest expense	6,504	4,733

Income before income taxes	1,286	1,247
Income tax expense	143	445
Net income	$1,143	$802

Earnings per common share:
Basic	$0.46	$0.32
Diluted	$0.44	$0.31

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(In thousands)
(Unaudited)

	Balance at March 31, 2007	Net income	Change in accumulated other comprehensive income, net of taxes	Implementation of SFAS No. 156	Dividends paid	Treasury stock activity	Balance at June 30, 2007

Common stock	$25	$-	$-	$-	$-	$-	$25

Additional paid-in capital	23,996	-	-	-	-	59	24,055

Retained earnings	27,436	1,143	-	49	(225)	-	28,403

Treasury stock	(277)	-	-	-	-	(84)	(361)

Accumulated other comprehensive income	451	-	(286)	-	-	-	165

Common stock acquired by ESOP	(4)	-	-	-	-	-	(4)

Total Stockholders’ Equity	$51,627	$1,143	$(286)	$49	$(225)	$(25)	$52,283

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,143	$802
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation expense	59	70
Depreciation and amortization expense	410	395
Other amortization	53	15
Gain on sale of loans	(47)	(12)
Originations of loans held-for-sale	(5,907)	--
Proceeds from sale of loans held-for-sale	4,012	1,610
Changes in assets and liabilities:
Increase in accrued interest receivable	(513)	(106)
(Decrease) increase in loan premiums and discounts and deferred charges	(110)	186
(Decrease) increase in premiums and discounts - securities	(23)	150
(Increase) decrease in other assets	(524)	1,034
Decrease in other liabilities	(3,240)	(3,074)
Net cash (used in) provided by operating activities	(4,687)	1,070

Cash flows from investing activities:
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	3,557	7,834
Held-to-maturity	789	3,835
Originations of loans held-for-investment	(49,044)	(30,515)
Loans purchased from third parties	(4,795)	(21,128)
Principal collections on loans	32,044	47,810
Redemption of FHLB-NY stock	367	300
Additions to premises and equipment	(1,005)	(399)
Net cash (used in) provided by investing activities	(18,087)	7,737

Cash flows from financing activities:
Net increase in deposits	16,208	3,174
Net borrowings (repayments) of FHLB advances	10,193	(6,956)
Common stock repurchased	(84)	(89)
Dividends paid	(225)	(201)
Net cash provided by (used in) financing activities	26,092	(4,072)
Net increase in cash and cash equivalents	3,318	4,735
Cash and cash equivalents at beginning of the period	17,350	22,904
Cash and cash equivalents at end of the period	$20,668	$27,639

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(286)	$(166)

Cash paid for-
Interest	$5,344	$4,034
Income taxes	$670	$1,726

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Holding Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Holding Company and its subsidiaries on a consolidated basis as of and for the periods shown have been included.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”) previously filed with the SEC.  The consolidated results of operations and other data for the three-month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2008 (“fiscal 2008”).

The accompanying unaudited consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries, Carver Federal and Alhambra Holding Corp.; Carver Federal’s wholly-owned subsidiaries, CCDC, CMB, CFSB Realty Corp. and CFSB Credit Corp.; and Carver Federal’s majority-owned subsidiary, Carver Asset Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which was formed for the purpose of issuing trust preferred securities.  In accordance with Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, Carver Statutory Trust I is not consolidated for financial reporting purposes.

(2)	Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding over the period of determination.  Diluted earnings per common share include any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.  For the three-month periods ended June 30, 2007 and 2006, respectively, 75,794 and 79,554 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period.  The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(3)	Accounting for Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Stock-based compensation expense and the related tax benefit recognized for the three months ended June 30, 2007 totaled $59,000 and $23,000, respectively.

(4)	Benefit Plans

Employee Pension Plan

Carver Federal has a non-contributory defined benefit pension plan covering all eligible employees.  The benefits are based on each employee’s term of service.  Carver Federal’s policy was to fund the plan with contributions equal to the maximum amount deductible for federal income tax purposes.  The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.

Directors’ Retirement Plan

Concurrent with the conversion to a stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The benefits are payable based on the term of service as a director.  The directors’ retirement plan was curtailed during the fiscal year ended March 31, 2001.

The following table sets forth the components of net periodic pension expense for the pension plan and directors’ retirement plan for the three months ended June 30 as follows (in thousands):

	Employee Pension Plan		Directors' Retirement Plan
	2007	2006	2007	2006

Interest cost	$40	$40	$1	$1
Expected return on assets	(55)	(55)	--	--
Unrecognized loss (gain)	--	4	--	(1)
Net periodic benefit credit	$(15)	$(11)	$1	$--

(5)	Common Stock Dividend

On August 08, 2007, the Board of Directors of the Holding Company declared, for the quarter ended June 30, 2007, a cash dividend of ten cents ($0.10) per common share outstanding.  The dividend is payable on September 5, 2007 to stockholders of record at the close of business on August 23, 2007.

(6)	Recent Accounting Pronouncements

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

The Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statements No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.   Carver Federal is currently assessing the impact of this pronouncement.

Accounting for Purchases of Life Insurance

        In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance (“EITF Issue No. 06-5”).  EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB 85-4.  On April 1, 2007, Carver Federal adopted this consensus which was effective for fiscal years beginning after December 15, 2006.  EITF Issue No. 06-5 did not have an impact on the Company’s financial position or its results of operations.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies Statement 109 by establishing a criterion that an individual tax position would have to meet in order for some or all of the associated benefit to be recognized in an entity’s financial statements.  The Interpretation applies to all tax positions within the scope of Statement 109.  In applying FIN 48, an entity is required to evaluate each individual tax position using a two step-process.  First, the entity should determine whether the tax position is recognizable in its financial statements by assessing whether it is “more-likely-than-not” that the position would be sustained by the taxing authority on examination.  The term “more-likely-than-not” means “a likelihood of more than 50 percent.”  Second, the entity should measure the amount of benefit to recognize in its financial statements by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  Each tax position must be re-evaluated at the end of each reporting period to determine whether recognition or derecognition is warranted.  The liability resulting from the difference between the tax return position and the amount recognized and measured under FIN 48 should be classified as current or non-current depending on the anticipated timing of settlement.  An entity should also accrue interest and penalties on unrecognized tax benefits in a manner consistent with the tax law.  The Company’s Federal, New York State and City tax filings for years 2003 through the present are subject to examination.

FIN 48 requires significant new annual disclosures in the notes to the financial statements that include a tabular roll-forward of the beginning to ending balances of an entity’s unrecognized tax benefits.  The Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  This pronouncement, which was adopted as of April 1, 2007, had no impact on the Company’s financial position or its results of operations for the quarter ended June 30, 2007.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140, ("SFAS No. 156"), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements. The Company determines the fair value of its mortgage servicing rights on the basis of a third party market valuation of the Company’s servicing portfolio stratified by predominant risk characteristics – loan type and coupon.  The valuation of the Company’s mortgage servicing rights utilizes market derived assumptions for discount rates, servicing costs, escrow earnings rate, and prepayments. The Company, upon adoption of SFAS No. 156, recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of fiscal 2008 for the difference between the mortgage servicing rights fair value and its carrying amount as reflected in the consolidated statement of changes in stockholders' equity. At June 30, 2007, the fair value of mortgage servicing rights totaled $0.7 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company’s 2007 Form 10-K.

The Holding Company, a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  The Bank is focused on successfully building its core business by providing superior customer service and financial products targeting its urban customer base.  As of June 30, 2007, the Bank operated ten full-service banking locations and nine stand-alone ATM locations, including six 24/7 ATM centers in the New York City boroughs of Brooklyn, Queens and Manhattan.

As the largest African- and Caribbean-American operated bank in the United States, Carver Federal is well positioned to address the diverse financial opportunities in urban markets.    Carver Federal operates as a traditional community bank, and offers consumer and commercial banking services. The Bank provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City. In addition to deposit products, Carver Federal offers additional consumer and commercial banking products and services, including debit cards, online banking, online bill pay, and telephone banking. Through its affiliation with Merrill Lynch & Co., Carver Federal offers a comprehensive range of wealth management products.

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

During the three months ended June 30, 2007, the local real estate markets remained strong and continued to support new and existing lending opportunities.  The average Federal Funds rate of 5.25% for the three months ended June 30, 2007 was 35 basis points higher than the average rate for the corresponding prior year period.  As a result of the rate environment that prevailed throughout fiscal 2007 and continues in fiscal 2008, the Company pursued a strategy of using the proceeds from the repayment and maturities of the Company’s lower earning investment portfolio and the growth in deposits to fund higher yielding loans, primarily commercial real estate and construction loans, while at the same time allowing for the repayment of borrowings.

Carver Federal’s total loan portfolio increased during the three months ended June 30, 2007.  The increase in total loans receivable, net, is primarily the result of an increase in construction loans.  Total deposits also increased during the three months ended June 30, 2007.  The growth was primarily the result of increases in money market deposits.  Available-for-sale and held-to-maturity securities decreased during the three months ended June 30, 2007 due to principal payments and maturities.  Advances and borrowings increased during the three months ended June 30, 2007.

Net income for the three months ended June 30, 2007 increased compared to the three months ended June 30, 2006.  The increase in quarterly results was primarily due to an increase in net interest income partially offset by an increase in non-interest expense.  Net interest income increased due to Carver Federal’s larger loan portfolio resulting from the acquisition of CCB and Carver Federal’s strategy of reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits.  The increase in non-interest expense is primarily due to an increase in employee compensation and benefits expenses, occupancy and equipment costs and general and administrative costs associated with the acquisition of CCB.

For the three months ended June 30, 2007, the net interest margin and net interest rate spread increased to 3.86% and 3.55%, respectively, compared to 3.29% and 3.03%, respectively, for the three months ended June 30, 2006.  These increases were primarily due to the yield on interest-earning assets rising more rapidly than the cost of interest-bearing liabilities as a result of the positive momentum achieved from the assets acquired from CCB, loan originations and the previously discussed balance sheet strategy.

Acquisition of Community Capital Bank

On September 29, 2006, the Bank completed its acquisition of CCB, a Brooklyn-based New York State chartered commercial bank, with approximately $165.4 million in assets and two branches, in a cash transaction totaling approximately $11.1 million.  Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation of the merger) and the Bank incurred an additional $0.8 million in transaction related costs.  The combined entities operate under Carver Federal’s thrift charter and Carver Federal will continue to be supervised by the Office of Thrift Supervision (“OTS”).

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $0.8 million of core deposit intangibles and $5.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”).  At June 30, 2007, goodwill totaled $5.7 million.

New Markets Tax Credit Award

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59 million in New Markets Tax Credits (“NMTC”). The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the invested award amount (5% over each of the first three years, and 6% over each of the next four years).   The Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.   For the three months ended June 30, 2007, the Company recognized a tax benefit of $0.4 million related to the NMTC award.

Critical Accounting Policies

Note 1 to the Company’s audited Consolidated Financial Statements for fiscal 2007 included in its 2007 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference.  The Company believes its policies, with respect to the methodology for determining the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of the Company’s investment securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  The following description of these policies should be read in conjunction with the corresponding section of the Company’s 2007 Form 10-K.

Securities Impairment

Carver Federal’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At June 30, 2007, the Bank carried no permanently impaired securities.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of June 30, 2007.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•
Establishment of loan loss allowance amounts for all specifically identified criticized loans that have been designated as requiring attention by management’s internal loan review process, bank regulatory examinations or Carver Federal’s external auditors.

•	An average loss factor, giving effect to historical loss experience over several years and linked to cyclical trends, is applied to all loans not subject to specific review.

•
Evaluation of any changes in risk profile brought about by business combinations, customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions.  An important consideration in performing this evaluation is the concentration of real estate related loans located in the New York City metropolitan area.

The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale.  Loans identified from this process as being higher risk are referred to Carver Federal’s Internal Asset Review Committee for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest.  These loans are subject to continuous review and monitoring while they remain in the criticized category.  Additionally, the Internal Asset Review Committee is responsible for performing periodic reviews of the loan portfolio that are independent of the identification process employed by loan officers and underwriters.  Gradings that fall into criticized categories are further evaluated and reserve amounts are established for each loan.

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

Stock Repurchase Program

In August 2002, Carver Federal's Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares.  As of June 30, 2007, the Company has purchased a total of 116,774 shares at an average price of $16.84.  Purchases for the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions.  The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

Liquidity and Capital Resources

Liquidity is a measure of Carver Federal’s ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover ongoing operating expenses.  The Company’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by management of the Bank and approved by Carver Federal’s Board of Directors.  The Bank’s several liquidity measurements are evaluated on a frequent basis.  Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans.  At June 30, 2007, based on available collateral held at the FHLB-NY the Bank had the ability to borrow from the FHLB-NY an additional $47.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During the three months ended June 30, 2007, total cash and cash equivalents increased by $3.3 million reflecting cash provided by financing activities offset by cash used in operating and investing activities.  Net cash used in operating activities during this period was $4.7 million, primarily representing cash used in the satisfaction of other liabilities.  Net cash used in investing activities was $18.1 million, primarily representing cash disbursed to fund mortgage loan originations and purchase loans.  Net cash provided by financing activities was $26.1 million, primarily resulting from increased borrowings and deposits, offset partially by the payment of common dividends and repurchases of the Company’s common stock.  See “Comparison of Financial Condition at June 30, 2007 and March 31, 2007” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

The levels of Carver Federal’s short-term liquid assets are dependent on Carver Federal’s operating, investing and financing activities during any given period.  The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity.  When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate.  In contrast, when mortgage interest rates increase, refinance activities tend to slow causing a reduction of liquidity.  However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products.  Since the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity.

The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At June 30, 2007, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to Carver Federal’s regulatory capital compliance at June 30, 2007 (dollars in thousands):

	Amount	% of Adjusted Assets
Tangible Equity:
Capital level	$59,652	7.81%
Less required capital level	11,457	1.50%
Excess capital	$48,195	6.31%

Core Capital:
Capital level	$59,437	7.84%
Less required capital level	30,315	4.00%
Excess capital	$29,122	3.84%

Risk-Based Capital:
Capital level	$64,875	10.28%
Less required capital level	50,486	8.00%
Excess capital	$14,389	2.28%

Comparison of Financial Condition at June 30, 2007 and March 31, 2007

Assets

Total assets increased $23.8 million, or 3.2%, to $763.8 million at June 30, 2007 compared to $740.0 million at March 31, 2007.  The increase in total assets was primarily the result of an increase in loans receivable and loans held-for-sale of $23.8 million and an increase in cash and cash equivalents of $3.3 million partially offset by a decrease in investment securities of $4.8 million.

Cash and cash equivalents for the three months ended June 30, 2007 increased $3.3 million, or 19.1%, to $20.7 million, compared to $17.4 million at March 31, 2007.  The increase was primarily a result of a $2.2 million increase in Federal funds sold.

Total securities decreased $4.8 million, or 7.2%, to $62.3 million at June 30, 2007 from $67.1 million at March 31, 2007 due to the collection of normal principal repayments and maturities.  There were no purchases of securities during the quarter. Total securities also declined due to an increase in the net unrealized loss on securities of $0.3 million resulting from the mark-to-market of the available for sale securities portfolio.

Total loans receivable including loans held-for-sale increased $23.8 million, or 3.9%, to $633.0 million at June 30, 2007 from $609.2 million at March 31, 2007.  The increase resulted primarily from an increase in commercial real estate and construction loans of $4.7 million and $13.1 million, respectively.

The Bank’s investment in FHLB-NY stock decreased by $0.3 million, or 9.4%, to $2.9 million compared to $3.2 million at March 31, 2007.  The FHLB-NY requires Banks to own membership stock as well as borrowing activity-based stock.  The repayment of FHLB-NY borrowings resulted in the net redemption of stock during the period.

Liabilities and Stockholders’ Equity

Liabilities

At June 30, 2007, total liabilities increased by $23.2 million, or 3.4%, to $711.5 million compared to $688.3 million at March 31, 2007.  The increase in total liabilities was primarily the result of an increase in customer deposits of $16.2 million and an increase in borrowings of $10.2 million, offset by a reduction in other liabilities of $3.2 million.

Deposits increased $16.2 million, or 2.6%, to $631.3 million compared to $615.1 million at March 31, 2007.  The increase in deposit balances was largely the result of an increase in money market deposit accounts of $13.4 million.

Advances from the FHLB-NY and other borrowed money increased $10.2 million, or 16.7%, to $71.3 million at June 30, 2007 compared to $61.1 million at March 31, 2007.  This increase is primarily the result of an increase in repurchase obligations of $15.0 million, offset by a decrease in borrowings from the FHLB-NY of $4.8 million.

Other liabilities decreased $3.2 million, or 26.4%, to $8.9 million at June 30, 2007 from $12.1 million at March 31, 2007.  The decrease was primarily attributable to the payment of income taxes and officer and employee bonuses totaling $1.1 million and the reduction of outstanding accounts payable.

Stockholders’ Equity

Total stockholders’ equity increased $0.7 million, or 1.4%, to $52.3 million at June 30, 2007 compared to $51.6 million at March 31, 2007.  The increase in total stockholders’ equity was primarily attributable to net income for the quarter ended June 30, 2007 totaling $1.1 million, partially offset by dividends paid of $0.2 million, the repurchase of common stock totaling $0.1 million and a decrease of $0.3 million in accumulated other comprehensive income related to the mark-to-market of Carver Federal’s available-for-sale securities.

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

The economic environment is uncertain regarding future interest rate trends.  Management regularly monitors the Company’s cumulative gap position, which is the difference between the sensitivity to rate changes on the Company’s interest-earning assets and interest-bearing liabilities.  In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit.

As of June 30, 2007, the Bank has outstanding loan commitments as follows (in thousands):

Commitments to fund construction mortgage loans	$23,155
Letters of credit	584
$23,739

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

The following table sets forth, for the periods indicated, certain information relating to Carver Federal's average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin.  It reflects the average yield on assets and the average cost of liabilities.  Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown.  Average balances are derived from daily or month-end balances as available.  Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented.  The average balance of loans includes loans on which the Company has discontinued accruing interest.  The yield and cost include fees, which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Interest Earning Assets:
Loans (1)	$617,973	$10,993	7.12%	$493,567	$7,891	6.40%
Investment securities (2)	31,201	462	5.92%	17,687	181	4.09%
Mortgage-backed securities	39,108	502	5.13%	91,871	932	4.06%
Fed funds sold	933	11	4.73%	9,687	116	4.80%
Total interest-earning assets	689,215	11,968	6.95%	612,812	9,120	5.95%
Non-interest-earning assets	54,542			37,824
Total assets	$743,757			$650,636

Interest Bearing Liabilities:
Deposits:
Now demand	$24,970	$35	0.56%	$26,697	$23	0.35%
Savings and clubs	137,273	266	0.78%	139,464	223	0.64%
Money market	46,863	242	2.07%	39,742	242	2.44%
Certificates of deposit	340,322	3,777	4.45%	262,088	2,499	3.82%
Mortgagors deposits	2,820	11	1.56%	2,169	8	1.48%
Total deposits	552,248	4,331	3.15%	470,160	2,995	2.56%
Borrowed money	75,302	984	5.24%	90,281	1,090	4.84%
Total interest-bearing liabilities	627,550	5,315	3.40%	560,441	4,085	2.92%
Non-interest-bearing liabilities:
Demand	54,600			31,142
Other liabilities	11,902			11,036
Total liabilities	694,052			602,619
Stockholders' equity	49,705			48,017
Total liabilities & stockholders' equity	$743,757			$650,636
Net interest income		$6,653			$5,035

Average interest rate spread			3.55%			3.03%

Net interest margin			3.86%			3.29%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Overview

The Company reported consolidated net income for the three-month period ended June 30, 2007 of $1.1 million compared to $0.8 million for the prior year period, an increase of $0.3 million.  These results primarily reflect an increase in net interest income of $1.7 million, an increase in non-interest income of $0.2 million and a decline in the provision for income taxes of $0.3 million, offset by an increase in non-interest expenses of $1.8 million.

Selected operating ratios for the three months ended June 30, 2007 and 2006 are set forth in the table below and the following analysis discusses the changes in components of operating results:

2007	2006
Selected Operating Ratios:
Return on average assets (1)	0.62%	0.49%
Return on average equity (2)	9.22%	6.68%
Net interest margin (3)	3.86%	3.29%
Interest rate spread (4)	3.55%	3.03%
Efficiency ratio (5)	83.49%	79.15%
Operating expenses to average assets (6)	3.51%	2.91%
Average equity to average assets (7)	6.69%	7.38%
Average interest-earning assets to average interest-bearing liabilities	1.10	x	1.09	x

(1) Net income, annualized, divided by average total assets.
(2) Net income, annualized, divided by average total equity.
(3) Net interest income, annualized, divided by average interest-earning assets.
(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5) Operating expenses divided by sum of net interest income plus non-interest income.
(6) Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.
(7) Total average equity divided by total average assets for the period.

Interest Income

Interest income increased by $2.9 million, or 31.9%, to $12.0 million for the three months ended June 30, 2007, compared to $9.1 million in the prior year period.  Interest income increased primarily as a result of an increase in average loan balances and interest yields this fiscal period compared to the prior year period.  The increase in interest income was partially offset by a decline in interest income on total securities.  While the average balance of the securities portfolio declined, the yield earned on the portfolio increased as a result of the current rate environment.  Overall, the increase in interest income resulted from an increase of 100 basis points in the annualized average yield on total interest-earning assets to 6.95% for the three months ended June 30, 2007 compared to 5.95% for the prior year period, reflecting increases in yields on loans and total securities of 72 basis points and 142 basis points, respectively, offset by a slight decline in the yield on federal funds sold of 7 basis points.  Additionally, the average balance of total interest earning assets increased $76.4 million.

Interest income on loans increased by $3.1 million, or 39.2%, to $11.0 million for the three months ended June 30, 2007 compared to $7.9 million for the prior year period.  The change was primarily due to an increase in average mortgage loan balances of $124.4 million to $618.0 million compared to $493.6 million for the prior year period due primarily to the acquisition of CCB, which increased the loan portfolio by $98.8 million on the acquisition date of September 29, 2006.  The increase was amplified by a 72 basis points increase in the annualized average yield on loans for the three months ended June 30, 2007 to 7.12% compared to 6.40% for the prior year period.  The increase in loan yields is reflective of the current mix of the Company’s loan portfolio, which includes growth in higher yielding construction loans and CCB’s higher yielding small business loans.

Interest income on total securities decreased by $0.1 million, or 9.1%, to $1.0 million for the three month period ended June 30, 2007 compared to $1.1 million for the prior year period.  The decrease was primarily the effect of a reduction in the average balance of total securities of $39.3 million to $70.3 million compared to $109.6 million in the prior year period. The effect of the decrease in the balance of securities was partially offset by a 142 basis points rise in the annualized average yield on securities to 5.48% from 4.06% in the prior year period because adjustable rate securities in the portfolio are repricing at a higher rate of return.

Interest Expense

Total interest expense increased by $1.2 million, or 29.3%, to $5.3 million for the three months ended June 30, 2007, compared to $4.1 million for the prior year period.  The rise resulted primarily from a higher annualized average cost of interest-bearing liabilities of 48 basis points to 3.40% for the first quarter of fiscal 2007 from 2.92% for the prior year period.  Additionally, the average balance of interest-bearing liabilities increased $67.2 million, or 12.0%, to $627.6 million from $560.4 million during the prior year period.

Interest expense on deposits increased $1.3 million, or 43.3%, to $4.3 million for the three months ended June 30, 2007, compared to $3.0 million for the prior year period.  The increase in interest expense on deposits was due primarily to an $82.0 million, or 17.4%, increase in the average balance of interest-bearing deposits to $552.2 million for the three months ended June 30, 2007 from $470.2 million for the prior year period resulting primarily from the acquisition of CCB, which increased the deposit portfolio by $144.1 million on the acquisition date of September 29, 2006.  Additionally, a 59 basis point increase in the rate paid on deposits to 3.15% compared to 2.56% for the prior year period contributed to the increase.  Customer deposits have historically provided Carver Federal with a relatively low cost funding source from which its net interest income and net interest margin have benefited.  As of June 30, 2007, Carver Federal held $138.3 million in government deposits.  The Bank has grown core deposits including new deposits from branch expansion, however, rates on deposits are increasing in cost as short-term rates rise, thus impacting Carver Federal’s net interest margin.

Interest expense on advances and other borrowed money decreased $0.1 million, or 9.1%, to $1.0 million for the three months ended June 30, 2007 compared to $1.1 million for the prior year period.  The decline was primarily the result of a $15.0 million decrease in the average balance of outstanding borrowings to $75.3 million from $90.3 million from the prior year period.  Partially offsetting the decrease in interest expense was a 40 basis point increase in the cost of borrowed money to 5.24% from 4.84% for the prior year period.  The increase in cost is mainly related to the cost of debt service of the $13.0 million in floating rate junior subordinated notes raised by the Company through an issuance of trust preferred securities by Carver Statutory Trust I in September 2003.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over the 3-month LIBOR, with a rate at June 30, 2007 of 8.41%.

Net Interest Income Before Provision for Loan Losses

Net interest income before the provision for loan losses increased by $1.7 million, or 34.0%, to $6.7 million for the three months ended June 30, 2007, compared to $5.0 million for the prior year period.  The Company’s annualized net interest margin (annualized net interest income divided by average total interest-earning assets), increased 57 basis points to 3.86% for the three months ended June 30, 2007 from 3.29% in the prior year period.  The Company’s average interest rate spread for the three months ended June 30, 2007 increased by 52 basis points to 3.55% compared to 3.03% in the prior year period.

Provision for Loan Losses and Asset Quality

The Company considers the overall allowance for loan losses to be adequate and thus, the Company did not provide for additional loan losses for the three-months ended June 30, 2007 or 2006.  At June 30, 2007 and March 31, 2007, Carver Federal’s allowance for loan losses was $5.4 million.  The ratio of the allowance for loan losses to non-performing loans was 109.2% at June 30, 2007 compared to 119.9% at March 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.86% at June 30, 2007, compared to 0.89% at March 31, 2007.

At June 30, 2007, non-performing assets totaled $5.0 million, or 0.78% of total loans receivable compared to $4.5 million, or 0.74% of total loans receivable at March 31, 2007.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.  The level of non-performing assets to total loans remains within the range the Bank has experienced over the trailing eleven quarters.  Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

On July 10, 2007, the OTS and other bank regulatory authorities (the “Agencies”) published the final Interagency Statement on Subprime Lending (the “Statement”) to address emerging issues and questions relating to certain subprime mortgage lending practices.  In particular, the Agencies expressed concern with certain adjustable rate mortgage products with certain characteristics typically offered in the marketplace to subprime borrowers.  Those characteristics included, but were not limited to, utilizing low initial payments based on a fixed introductory rate that expires after a short period and then adjusts to a variable index rate plus a margin for the remaining term of the loan and underwriting loans based upon limited or no documentation of borrowers’ income.  The Statement does not precisely define what constitutes subprime lending.  Within our loan portfolio, we may have loans which have certain attributes found in subprime loans.  However, subprime lending is not a market that we currently or in the past have actively pursued.  We do not, therefore, expect the Statement to have a material impact on our lending operations.

Non-Interest Income

Total non-interest income for the quarter ended June 30, 2007 increased $0.2 million, or 22.2%, to $1.1 million, compared to $0.9 million for the prior year period.  The increase in non-interest income resulted mainly from an increase in loan fees and service charges of $0.2 million, primarily resulting from an increase of $0.1 million in late fees collected and the servicing fees received on SBA loans acquired as part of the CCB acquisition.

Non-Interest Expense

For the quarter ended June 30, 2007, total non-interest expense increased $1.8 million, or 38.3%, to $6.5 million compared to $4.7 million for the same period last year.  The increase in non-interest expense was primarily due to the CCB acquisition and related increases in employee compensation and benefits expense of $0.9 million, net occupancy and equipment expenses of $0.4 million and other non-interest expenses of $0.5 million.

Income Tax Expense

For the three-month period ended June 30, 2007, income taxes decreased $0.3 million, or 75.0%, resulting in tax expense of $0.1 million compared to $0.4 million for the prior year period.  The reduction in tax expense reflects the benefit of the NMTC award totaling $0.4 million.  As previously disclosed, the Company is expected to receive benefits from the NMTC award over approximately 7 years.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2007 in Item 7A of the Company’s 2007 Form 10-K and is incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at June 30, 2007 compared to March 31, 2007.

ITEM 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Disclosure regarding legal proceedings that the Company is a party to is presented in Note 13 to the Company’s audited Consolidated Financial Statements in the 2007 Form 10-K and is incorporated herein by reference.  There have been no material changes with regard to such legal proceedings since the filing of the 2007 Form 10-K.

ITEM 1A.	Risk Factors

For a summary of risk factors relevant to the Company’s operations, see Part I, Item 1A, “Risk Factors,” in the Company’s 2007 Form 10-K.  There has been no material change in risk factors relevant to the Company’s operations since March 31, 2007.

ITEM 2.	Issuer Purchases of Equity Securities

During the quarter ended June 30, 2007, the Company purchased an additional 6,200 shares of its common stock under its stock repurchase program.  As of June 30, 2007, the Company has purchased a total of 116,774 shares at an average price of $16.84.

Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan	Total number of shares to be purchased

April 1, 2007 to April 30, 2007	1,200	$16.78	1,200	119,861
May 1, 2007 to May 31, 2007	5,000	$16.55	5,000	114,861
June 1, 2007 to June 30, 2007	-	-	-	114,861

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are submitted with this report:

Exhibit 3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

Exhibit 3.2	Amended and Restated Bylaws of Carver Bancorp, Inc. (2)

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1(*)	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2(*)	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)           Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)           Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

* This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.

Date: August 14, 2007	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Date: August 14, 2007	/s/ Roy Swan
Roy Swan
Executive Vice President and Chief Financial Officer