Form 10-Q
period 2007-09-30
CARVER BANCORP INC
filed 2007-11-19
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,494,771
Class	Outstanding at November 16, 2007

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,937	$14,619
Federal funds sold	-	1,300
Interest earning deposits	1,284	1,431
Total cash and cash equivalents	21,221	17,350
Securities:

Available-for-sale, at fair value (including pledged as collateral of $40,366 and $34,649 at September 30 and March 31, 2007, respectively)	40,572	47,980
Held-to-maturity, at amortized cost (including pledged as collateral of $17,286 and $18,581 at September 30 and March 31, 2007, respectively; fair value of $17,624 and $19,005 at September 30 and March 31, 2007, respectively)	17,868	19,137
Total securities	58,440	67,117

Loans held-for-sale	25,901	23,226

Gross loans receivable:
Real estate mortgage loans	555,096	533,667
Consumer and commercial loans	56,083	52,293
Allowance for loan losses	(5,338)	(5,409)
Total loans receivable, net	605,841	580,551

Office properties and equipment, net	15,181	14,626
Federal Home Loan Bank of New York stock, at cost	2,660	3,239
Bank owned life insurance	8,955	8,795
Accrued interest receivable	4,460	4,335
Goodwill	6,370	5,716
Core deposit intangibles, net	608	684
Other assets	15,385	14,313
Total assets	$765,022	$739,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$620,950	$615,122
Advances from the FHLB-NY and other borrowed money	81,609	61,093
Other liabilities	9,907	12,110
Total liabilities	712,466	688,325
Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares; authorized; 2,524,691 shares issued; 2,480,722 and 2,507,985 shares outstanding at September 30 and March 31, 2007, respectively	25	25
Additional paid-in capital	24,062	23,996
Retained earnings	28,919	27,436
Unamortized awards of common stock under ESOP and MRP	(4)	(4)
Treasury stock, at cost (43,969 and 16,706 shares at September 30 and March 31, 2007, respectively)	(694)	(277)
Accumulated other comprehensive income	248	451
Total stockholders' equity	52,556	51,627
Total liabilities and stockholders' equity	$765,022	$739,952

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest Income:
Loans	$11,184	$8,317	$22,177	$16,208
Mortgage-backed securities	474	842	976	1,775
Investment securities	401	168	855	349
Federal funds sold	29	53	41	169
Total interest income	12,088	9,380	24,049	18,501

Interest expense:
Deposits	4,570	3,026	8,901	6,021
Advances and other borrowed money	1,055	1,143	2,030	2,233
Total interest expense	5,625	4,169	10,931	8,254

Net interest income before provision for loan losses	6,463	5,211	13,118	10,247

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	6,463	5,211	13,118	10,247

Non-interest income:
Depository fees and charges	686	601	1,315	1,210
Loan fees and service charges	512	245	890	490
Write-down of loans held for sale	-	(702)	-	(702)
Gain (loss) on sale of securities	79	(645)	79	(645)
Gain (loss) on sale of loans	(19)	76	28	88
Gain on sale of fixed assets	1	3	1	3
Other	194	85	276	163
Total non-interest income (loss)	1,453	(337)	2,589	607

Non-interest expense:
Employee compensation and benefits	3,145	2,326	6,317	4,611
Net occupancy expense	928	610	1,765	1,194
Equipment, net	513	514	1,105	991
Merger related expenses	-	1,256	-	1,258
Other	2,610	1,536	4,514	2,921
Total non-interest expense	7,196	6,242	13,701	10,975

Income (loss) before income taxes	720	(1,368)	2,006	(121)
Income tax (benefit) expense	(44)	(464)	99	(19)
Net income (loss)	$764	$(904)	$1,907	$(102)

Earnings (loss) per common share:
Basic	$0.31	$(0.36)	$0.76	$(0.04)
Diluted	$0.30	$(0.36)	$0.74	$(0.04)

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
(In thousands)
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	COMMON STOCK ACQUIRED BY ESOP	TOTAL STOCK-HOLDERS’ EQUITY
Balance—March 31, 2007	$25	$23,996	$27,436	$(277)	$451	$(4)	$51,627
Comprehensive income :
Net income	-	-	1,907	-	-	-	1,907
Change in accumulated other comprehensive income, net of taxes	-	-	-	-	(203)	-	(203)
Comprehensive income, net of taxes:	-	-	1,907	-	(203)	-	1,704
Implementation of SFAS No. 156	-	-	49	-	-	-	49
Dividends paid	-	-	(473)	-	-	-	(473)
Treasury stock activity	-	66	-	(417)	-	-	(351)

Balance—September 30, 2007	$25	$24,062	$28,919	$(694)	$248	$(4)	$52,556

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,907	$(102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation expense	75	125
Depreciation and amortization expense	840	802
Other amortization	105	29
Loss from sale of securities	-	645
Writedown on loans held-for-sale	-	702
Gain on sale of fixed assets	(1)	(3)
Gain on sale of loans	(28)	(88)
Originations of loans held-for-sale	(10,187)	(12,873)
Proceeds from sale of loans held-for-sale	7,540	6,394
Changes in assets and liabilities:
Increase in accrued interest receivable	(125)	(175)
Increase in loan premiums and discounts and deferred charges	30	301
Increase in premiums and discounts - securities	(190)	287
Increase in other assets	(1,799)	(211)
Decrease in other liabilities	(2,203)	(1,377)
Net cash used in operating activities	(4,036)	(5,544)

Cash flows from investing activities:
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	5,490	17,225
Held-to-maturity	1,233	5,358
Proceeds from sale of available-for-sale securities	5,540	46,425
Purchase of available-for-sale securities	3724	-
Originations of loans held-for-investment	(81,588)	(47,490)
Loans purchased from third parties	(15,261)	(40,242)
Principal collections on loans	71,600	69,423
Redemption of FHLB-NY stock	579	601
Additions to premises and equipment, net	(1,394)	(702)
Payments for acquisition, net of cash acquired	-	(2,425)
Net cash (used in) provided by investing activities	(17,525)	48,173

Cash flows from financing activities:
Net decrease in deposits	5,828	(25,153)
Net borrowings (repayments) of FHLB advances	20,487	(13,662)
Common stock repurchased	(410)	(152)
Dividends paid	(473)	(430)
Net cash provided by (used in) financing activities	25,432	(39,397)
Net increase in cash and cash equivalents	3,871	3,232
Cash and cash equivalents at beginning of the period	17,350	22,904
Cash and cash equivalents at end of the period	$21,221	$26,136

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(203)	$(166)
Cash paid for-Interest
Interest	$10,804	$4,034
Income Taxes	$862	$1,726

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	A) Basis of Presentation

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending-related commitments, goodwill and intangibles, pension and the fair value of financial instruments. Actual results could differ from these estimates.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as amended (“2007 Form 10-K”) previously filed with the SEC.  The consolidated results of operations and other data for the three- and six-month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2008 (“fiscal 2008”).

“Holding Company” means Carver Bancorp, Inc., the holding company for the wholly-owned subsidiaries, Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp., Carver Municipal Bank (“CMB”), Carver Community Development Corp. (“CCDC”), CFSB Credit Corp., and Carver Federal’s majority owned subsidiary, Carver Asset Corporation (collectively, the “Company”).  “Carver,” the “Company,” “we,” “us” or “our” refers to the Holding Company along with its consolidated subsidiaries.

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which was formed for the purpose of issuing trust preferred securities.  In accordance with Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, Carver Statutory Trust I is not consolidated for financial reporting purposes.

B) Immaterial Restatement

The Company is restating its previous disclosure relating to Off-Balance Sheet Arrangements and Contractual Obligations included in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the June 30, 2007. As of June 30, 2007, the outstanding loan commitments amounted to $169.8 million compared to $23.7 million previously disclosed. Management believes these misstatements to be immaterial as it does not impact the Company's reported income, total assets and cash flows.

C) Reclassifications

Certain amounts in the consolidated financial statements presented for prior year period have been reclassified to conform to the current year presentation.

(2)	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding over the period of determination.  Diluted earnings (loss) per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.  For the three-month periods ended September 30, 2007 and 2006, respectively, 69,462 and 60,914 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period.  For the six-month periods ended September 30, 2007 and 2006, 72,104 and 61,503 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the six-months ended September 30, 2007 and 2006, respectively.  The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(3)	Accounting for Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Stock-based compensation expense and the related tax benefit recognized for the three months ended September 30, 2007 totaled $24,000 and $9,000, respectively.  For the six months ended September 30, 2007, stock-based compensation expense and the related tax benefit were $75,000 and $29,000, respectively.

(4)	Benefit Plans

Employee Pension Plan

The Bank has a non-contributory defined benefit pension plan covering all eligible employees.  The benefits are based on each employee’s term of service.  The Bank’s policy was to fund the plan with contributions equal to the maximum amount deductible for federal income tax purposes.  The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.

Directors’ Retirement Plan

Concurrent with the conversion to a stock form of ownership, the Bank adopted a retirement plan for non-employee directors.  The benefits are payable based on the term of service as a director.  The directors’ retirement plan was curtailed during the fiscal year ended March 31, 2001.

The following table sets forth the components of net periodic pension expense for the pension plan and directors’ retirement plan as follows (in thousands):

	For Three Months Ended September 30,
	Employee Pension Plan		Directors' Retirement Plan
	2007	2006	2007	2006

Interest cost	$40	$40	$1	$1
Expected return on assets	(55)	(55)	-	--
Unrecognized loss (gain)	-	4	-	(1)
Net periodic benefit credit	$(15)	$(11)	$1	$--

	For Six Months Ended September 30,
	Employee Pension Plan		Directors' Retirement Plan
	2007	2006	2007	2006

Interest cost	$80	$80	$2	$2
Expected return on assets	(110)	(110)	-	-
Unrecognized loss (gain)	-	8	-	(2)
Net periodic benefit credit	$(30)	$(22)	$2	$-

(5)	Common Stock Dividend

On November 19, 2007, the Board of Directors of the Holding Company declared, for the quarter ended September 30, 2007, a cash dividend of ten cents ($0.10) per common share outstanding.  The dividend is payable on December 17, 2007 to stockholders of record at the close of business on December 3, 2007.

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

The Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value even though such financial instruments and other items are not currently required to be measured at fair value.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Bank is currently assessing the impact of this pronouncement.

Accounting for Purchases of Life Insurance

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance (“EITF Issue No. 06-5”).  EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB 85-4.  As of April 1, 2007, Carver Federal adopted this consensus which was effective for fiscal years beginning after December 15, 2006.  EITF Issue No. 06-5 had no impact on the Company’s financial position or its results of operations.

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

FIN 48 requires significant new annual disclosures in the notes to an entity’s financial statements that include a tabular roll-forward of the beginning to ending balances of an entity’s unrecognized tax benefits.  The Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  This pronouncement, which was adopted as of April 1, 2007, had no impact on the Company’s financial position or its results of operations for the quarter and six months ended September 30, 2007.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements.  The Company determines the fair value of its mortgage servicing rights on the basis of a third party market valuation of the Company’s servicing portfolio stratified by predominant risk characteristics – loan type and coupon.  The valuation of the Company’s mortgage servicing rights utilizes market derived assumptions for discount rates, servicing costs, escrow earnings rate, and prepayments.  The Company, upon adoption of SFAS No. 156 as of April 1, 2007, recorded a cumulative effect adjustment to retained earnings (net of tax) as of the beginning of fiscal 2008 for the difference between the mortgage servicing rights fair value and its carrying amount as reflected in the consolidated statement of changes in stockholders’ equity.  At September 30, 2007, the fair value of mortgage servicing rights totaled $0.8 million.

Application of Accounting Principles to Loan Commitments

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 supersedes Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. The bank is currently assessing the impact of this pronouncement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company’s control that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, without limitation, the Company's success in implementing its initiatives, including but are not limited to the following:

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

Carver Bancorp, Inc., a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary,  Carver Federal.  As of September 30, 2007, Carver Federal operated ten full-service banking locations and ten stand-alone ATM locations, including six 24/7 ATM centers in the New York City boroughs of Manhattan, Brooklyn and Queens.

Carver Federal operates as a traditional community bank, and offers consumer and commercial banking services.  Carver Federal provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and non-profit institutions in its local market area within New York City.  In addition to deposit products, Carver Federal  offers other consumer and commercial banking products and services, including debit cards, online banking, online bill pay, and telephone banking.  Through its affiliation with Merrill Lynch & Co., Carver Federal  offers a comprehensive range of wealth management products.

Carver Federal offers loan products covering a variety of asset classes, including commercial and residential mortgages, construction loans and business loans.  Carver Federal finances its mortgage and loan products through its deposit operations or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings.  Carver Federal’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies.  Additionally, net income is affected by incremental provisions for loan losses, if any, non-interest income and operating expenses.

During the three months ended September 30, 2007, the local real estate markets remained strong and continued to support new and existing lending opportunities.  The average Federal Funds rate of 5.19% for the three months ended September 30, 2007 was 5 basis points lower than the average rate for the corresponding prior year period.  As a result of the rate environment that prevailed throughout fiscal 2007 and continues in fiscal 2008, the Company pursued an asset/liability management strategy of using the proceeds from the repayment and maturities of the Company’s lower earning investment portfolio and the growth in deposits to fund higher yielding loans, primarily construction loans, which grew by 9.1%.

Carver Federal’s total loan portfolio increased during the three months ended September 30, 2007.  The increase in total loans receivable, net, is primarily the result of an increase in construction loans.  Total deposits also increased during the three months ended September 30, 2007.  The growth was primarily the result of an increase in certificates of deposit.  Available-for-sale and held-to-maturity securities decreased during the three months ended September 30, 2007 due to principal payments and maturities.  Advances and borrowings increased during the three months ended September 30, 2007 and the increase was primarily the result of an increase in repurchase obligations.

Net income for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006, which included one-time charges related to the Community Capital Bank (“CCB”) acquisition and balance sheet repositioning that resulted in losses on the sale of loans and securities.  The increase in quarterly results was due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.  Net interest income increased due to Carver Federal’s larger loan portfolio resulting from the CCB acquisition, described further below, and the Bank’s balance sheet repositioning strategy that involved reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits.  The increase in non-interest expense is primarily due to increases in employee compensation and benefits expenses, consulting expense, recruiting and other costs related to the Bank’s efforts to attract talented staff.  Occupancy and equipment costs also contributed to the increase in non-interest expense compared to prior year period as a result of the larger infrastructure following the CCB acquisition.

For the three months ended September 30, 2007, the net interest margin and net interest rate spread increased to 3.66% and 3.38%, respectively, compared to 3.46% and 3.20%, respectively, for the three months ended September 30, 2006.  These increases were primarily due to the yield on interest-earning assets rising more rapidly than the cost of interest-bearing liabilities as a result of the higher yielding assets acquired from CCB, loan originations and the previously discussed asset/liability management strategy, which included the balance sheet repositioning initiated in second quarter fiscal 2007.

Acquisition of Community Capital Bank

On September 29, 2006, the Bank completed its acquisition of CCB, a Brooklyn-based New York State chartered commercial bank, with approximately $165.4 million in assets and two branches, in a cash transaction totaling approximately $11.1 million.  Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation of the merger) and the Bank incurred an additional $0.8 million in transaction related costs.  The combined entities operate under Carver Federal’s thrift charter and Carver Federal continues to be supervised by the Office of Thrift Supervision (“OTS”).

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $0.8 million of core deposit intangibles and $5.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”).  At September 30, 2007, goodwill relating to the transaction and subsequent additional purchase accounting adjustments, primarily income taxes, sales tax assessment and professional fees, totaled approximately $6.4 million.

New Markets Tax Credit Award

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59 million in New Markets Tax Credits (“NMTC”).  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the invested award amount (5% over each of the first three years, and 6% over each of the next four years).  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. For the three- and six-months ended September 30, 2007, the Company recognized a tax benefit of $0.4 million and $0.7 million, respectively, related to the NMTC award.

Critical Accounting Policies

Note 1 to the Company’s audited Consolidated Financial Statements for fiscal 2007 included in its 2007 Form 10-K, as supplemented by this Form 10-Q, contains a summary of significant accounting policies and is incorporated by reference.  The Company believes its policies, with respect to the methodology for determining the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of the Company’s investment securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  The following description of these policies should be read in conjunction with the corresponding section of the Company’s 2007 Form 10-K:

Securities Impairment

Carver Federal’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At September 30, 2007, the Bank carried no permanently impaired securities.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of September 30, 2007.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

The second allocation or loss factor approach to common or homogeneous loans is made by applying the average loss factor based on several years of loss experience to the outstanding balances in each loan category.  It gives recognition to the loss experience of acquired businesses, business cycle changes and the real estate components of loans.  Since many loans depend upon the sufficiency of collateral, any adverse trend in real estate markets could seriously affect underlying values available to protect against loss.

Other evidence used to support the amount of the allowance and its components includes:

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

Stock Repurchase Program

In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares.  As of September 30, 2007, the Company has purchased a total of 146,174 shares at an average price of $16.54.  Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions.  The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

Liquidity and Capital Resources

Liquidity is a measure of the Bank’s ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and cover ongoing operating expenses.  The Bank’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal’s several liquidity measurements are evaluated on a frequent basis.  Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, the Bank has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of loans.  At September 30, 2007, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $32.8 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During the six months ended September 30, 2007, total cash and cash equivalents increased by $3.8 million reflecting cash provided by financing activities offset by cash used in operating and investing activities.  Net cash used in operating activities during this period was $4.0 million, primarily representing cash used in originations of loans held-for-sale and the satisfaction of other liabilities.  Net cash used in investing activities was $17.5 million, primarily representing cash disbursed to fund mortgage loan originations and purchase loans.  Net cash provided by financing activities was $25.4 million, primarily resulting from increased borrowings and deposits, offset partially by the payment of common dividends and repurchases of 28,471 shares of the Company’s common stock for an aggregate purchase price of $0.4 million.  See “Comparison of Financial Condition at September 30, 2007 and March 31, 2007” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

The levels of Carver Federal’s short-term liquid assets are dependent on Carver Federal’s operating, investing and financing activities during any given period.  The most significant liquidity challenge Carver Federal faces is variability in its cash flows as a result of mortgage refinance activity.  When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate.  In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity.  However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products.  Because the Bank generally sells its 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity.

  The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At September 30, 2007, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank's regulatory capital compliance at September 30, 2007 (dollars in thousands):

	Amount	% of Adj. Assets
Tangible Equity:
Capital level	$60,360	7.89%
Less required capital level	11,475	1.50%
Excess capital	$48,885	6.39%

Core Capital:
Capital level	$60,015	7.90%
Less required capital level	30,349	4.00%
Excess capital	$29,666	3.90%

Risk-Based Capital:
Capital level	$65,353	10.00%
Less required capital level	52,282	8.00%
Excess capital	$13,071	2.00%

Comparison of Financial Condition at September 30, 2007 and March 31, 2007

Assets

Total assets increased $25.0 million, or 3.4%, to $765.0 million at September 30, 2007 compared to $740.0 million at March 31, 2007.  The increase in total assets was primarily the result of an increase in loans receivable and loans held-for-sale of $27.9 million and an increase in cash and cash equivalents of $3.8 million partially offset by a decrease in investment securities of $8.7 million.

Cash and cash equivalents for the six months ended September 30, 2007 increased $3.8 million, or 22.3%, to $21.2 million, compared to $17.4 million at March 31, 2007.  The increase was primarily a result of a $5.3 million increase in cash and due from banks which was partially offset by a $1.3 million decrease in Federal funds sold.

Total securities decreased $8.7 million, or 12.9%, to $58.4 million at September 30, 2007 compared to $67.1 million at March 31, 2007 due to collection of normal principal repayments and maturities.  There were $3.7 million purchases of securities during the six months ended September 30, 2007.  Total securities also declined due to an increase in the net unrealized loss on securities of $0.2 million resulting from the mark-to-market of the available-for-sale securities portfolio.

Total loans receivable, including loans held-for-sale, increased $27.9 million, or 4.6%, to $637.1 million at September 30, 2007 compared to $609.2 million at March 31, 2007.  The increase resulted primarily from an increase in construction loans of $27.4 million.  Over 90% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”), a ninety plus member bank organization whose mission is to enhance the quality and quantity of affordable housing in the New York-New Jersey-Connecticut tri-state area.  The Bank’s construction lending activity is concentrated in the New York City market.  At this time, the New York City real estate market continues to exhibit indications of insulation from the real estate downturn impacting other parts of the U.S.  Based on recent reports, various factors including continuing strong demand, relatively low proportion of subprime loans, interest from international buyers, and a lack of affordable housing supply contribute to New York City real estate’s continuing strength.  Despite those favorable factors, the Bank will continue to closely monitor trends for signs of weakness.

The Bank’s investment in FHLB-NY stock decreased by $0.5 million, or 17.9%, to $2.7 million compared to $3.2 million at March 31, 2007.  The FHLB-NY requires Banks to own membership stock as well as borrowing activity-based stock.  The decrease in investment in FHLB-NY stock was the result of the repayment of FHLB-NY borrowings, resulting in the net redemption of stock during the period.

Liabilities and Stockholders’ Equity

Liabilities

At September 30, 2007, total liabilities increased by $24.2 million, or 3.5%, to $712.5 million compared to $688.3 million at March 31, 2007.  The increase in total liabilities was primarily the result of a net increase of $20.5 million in advances and borrowed money and $5.9 million of additional customer deposits, offset by a reduction of $2.2 million in other liabilities.

Advances from the FHLB-NY and other borrowed money increased $20.5 million, or 33.6%, to $81.6 million at September 30, 2007 compared to $61.1 million at March 31, 2007.  The increase was primarily the result of an increase in repurchase obligations of $30.0 million at September 30, 2007 compared to zero repurchase obligations at March 31, 2007.  The increase was offset by a $9.5 million, or 20.0%, reduction in FHLB advances to $38.3 million at September 30, 2007 compared to $47.8 million at March 31, 2007.

Deposits increased $5.9 million, or 1.0%, to $621.0 million at September 30, 2007 compared to $615.1 million at March 31, 2007.  The increase in deposit balances was largely the result of an increase in certificates of deposit of $20.5 million of which were offset by decreases of $7.7 million in savings deposits, $4.0 million in checking deposits, and $2.9 million in money market deposit accounts. At September 30, 2007 the Bank has $25.0 million in Broker Deposits.

Other liabilities decreased $2.2 million, or 18.2%, to $9.9 million at September 30, 2007 compared to from $12.1 million at March 31, 2007.  The reduction was primarily attributable to decreases of $2.7 million in lending liabilities and $1.1 million in retail obligations.

Stockholders’ Equity

Total stockholders’ equity increased $1.0 million, or 1.8%, to $52.6 million at September 30, 2007 compared to $51.6 million at March 31, 2007.  The increase in total stockholders’ equity was primarily attributable to net income for the six months ended September 30, 2007 totaling $1.9 million, partially offset by dividends paid of $0.5 million, the repurchase of common stock totaling $0.4 million in accordance with our stock repurchase program and a decrease of $0.2 million in accumulated other comprehensive income related to the mark-to-market of Carver Federal’s available-for-sale securities.

Asset/Liability Management

The Company’s primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between the rates on interest-earning assets and interest-bearing liabilities, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and the credit quality of earning assets.  Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity and to manage its exposure to changes in interest rates.

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

As of September 30, 2007, the Bank had outstanding loan commitments as follows (in thousands):

Commitments to fund construction mortgage loans	$113,458
Commitments on loans not closed	19,600
Commitments to commercial and industrial revolving credit	16,500
Business lines of credit	7,482
Letters of credit	4,261
$161,301

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

The following table sets forth, for the periods indicated, certain information relating to Carver Federal’s average interest-earning assets, average interest-bearing liabilities, net interest income, interest rate spread and interest rate margin.  It reflects the average yield on assets and the average cost of liabilities.  Such yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown.  Average balances are derived from daily or month-end balances as available.  Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented.  The average balance of loans includes loans on which the Company has discontinued accruing interest.  The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$639,264	$11,184	7.00%	$507,492	$8,317	6.56%
Investment securities (2)	28,475	401	5.63%	16,086	168	4.18%
Mortgage-backed securities	35,838	474	5.29%	79,578	842	4.23%
Fed funds sold	2,171	29	5.36%	3,927	53	5.35%
Total interest-earning assets	705,748	12,088	6.85%	607,083	9,380	6.18%
Non-interest-earning assets	55,964			37,927
Total assets	$761,712			$645,010

Interest Bearing Liabilities:
Deposits:
Now demand	$24,933	24	0.39%	$23,198	16	0.27%
Savings and clubs	132,991	265	0.80%	135,629	220	0.64%
Money market	45,529	258	2.27%	38,584	235	2.42%
Certificates of deposit	361,231	4,014	4.46%	266,942	2,549	3.79%
Mortgagors deposits	2,793	9	1.29%	1,571	6	1.52%
Total deposits	567,477	4,570	3.23%	465,924	3,026	2.58%
Borrowed money	82,027	1,055	5.16%	89,531	1,143	5.06%
Total interest-bearing liabilities	649,504	5,625	3.47%	555,455	4,169	2.98%
Non-interest-bearing liabilities:
Demand	53,028			31,977
Other liabilities	9,006			9,116
Total liabilities	711,538			596,548
Stockholders' equity	50,174			48,462
Total liabilities & stockholders' equity	$761,712			$645,010
Net interest income		$6,463			$5,211

Average interest rate spread			3.38%			3.20%

Net interest margin			3.66%			3.46%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Six Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$628,677	$22,177	7.06%	$500,515	$16,208	6.48%
Investment securities (2)	29,831	855	5.73%	16,887	349	4.13%
Mortgage-backed securities	37,464	976	5.21%	85,723	1,775	4.14%
Fed funds sold	1,555	41	5.29%	6,821	169	4.94%
Total interest-earning assets	697,527	24,049	6.90%	609,946	18,501	6.07%
Non-interest-earning assets	55,231			37,673
Total assets	$752,758			$647,619

Interest Bearing Liabilities:
Deposits:
Now demand	$24,951	58	0.47%	$24,943	39	0.31%
Savings and clubs	135,120	530	0.79%	137,542	443	0.64%
Money market	46,193	501	2.18%	39,164	477	2.43%
Certificates of deposit	350,817	7,792	4.45%	264,516	5,048	3.81%
Mortgagors deposits	2,807	20	1.43%	1,870	14	1.49%
Total deposits	559,888	8,901	3.19%	468,035	6,021	2.57%
Borrowed money	78,683	2,030	5.17%	89,708	2,233	4.96%
Total interest-bearing liabilities	638,571	10,931	3.43%	557,743	8,254	2.95%
Non-interest-bearing liabilities:
Demand	53,809			31,562
Other liabilities	10,447			10,075
Total liabilities	702,827			599,380
Stockholders' equity	49,931			48,239
Total liabilities & stockholders' equity	$752,758			$647,619
Net interest income		$13,118			$10,247

Average interest rate spread			3.46%			3.12%

Net interest margin			3.76%			3.37%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three and Six Months Ended September 30, 2007 and 2006

Overview

The Company reported consolidated net income for the quarter ended September 30, 2007 of $0.8 million compared to a net loss of $0.9 million for the prior year period, an increase of $1.7 million.  These results primarily reflect an increase in net interest income of $1.3 million and an increase in non-interest income of $1.8 million, offset by increases in non-interest expense of $1.1 million and a decline in income tax benefit of $0.3 million.  The prior year period included special charges of $1.3 million related to CCB acquisition costs, and $1.3 million related to the balance sheet repositioning initiative.

Net income for the six months ended September 30, 2007 was $1.9 million compared to a net loss of $0.1 million for the prior year period, an increase of $2.0 million.  These results primarily reflect an increase in net interest income of $2.9 million and an increase in non-interest income of $2.0 million, offset by increases in non-interest expense of $2.8 million, and income tax expense of $23,000 compared to a prior year period benefit of $19,000.

Selected operating ratios for the three and six months ended September 30, 2007 and 2006 are set forth in the table below and the following analysis discusses the changes in components of operating results:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Six Months Ended
Selected Financial Data:	September 30,				September 30,
	2007		2006		2007		2006
Return on average assets (1)	0.40%		-0.56%		0.51%		-0.03%
Return on average equity (2)	6.03		-7.46		7.62		-0.42
Net interest margin (3)	3.66		3.46		3.76		3.37
Interest rate spread (4)	3.38		3.20		3.46		3.12
Efficiency ratio (5)	90.90		128.07		87.23		101.11
Operating expenses to average assets (6)	3.78		3.87		3.64		3.40
Average equity to average assets (7)	6.59		7.98		6.63		7.45
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.09	x	1.09	x	1.09	x

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

Interest Income

Interest income increased by $2.7 million, or 28.9%, to $12.1 million for the quarter ended September 30, 2007, compared to $9.4 million in the prior year period.  Interest income increased primarily as a result of an increase in average loan balances and interest yields due to loan balances acquired from CCB and the mix of loan originations.  The increase in interest income was offset by decline in average balances of mortgage-backed securities pursuant to the bank’s asset/liability strategy.  The yield earned on the securities portfolio increased as a result of the current rate environment. Overall, the increase in interest income resulted from an increase of 67 basis points in the annualized average yield on total interest-earning assets to 6.85% for the three months ended September 30, 2007 compared to 6.18% for the prior year period, reflecting increases in yields on loans and total securities of 44 basis points and 127 basis points, respectively.  The yield on federal funds remained relatively flat with an increase of 1 basis point.

For the six month period ending September 30, 2007, interest income increased $5.5 million, or 30.0%, to $24.0 million, compared to $18.5 million for the prior year period.  The increase in interest income was primarily due to higher yields and average balances of interest-earning assets of 83 basis points and $88.0 million, respectively. These results were primarily driven by increases in average loan balances of $128.2 million and yields on loans of 58 basis points, offset by lower income from total securities and federal funds sold of $0.8 million and $0.1 million, respectively, driven by lower average balances.

Interest income on loans increased by $2.9 million, or 34.5%, to $11.2 million for the three months ended September 30, 2007 compared to $8.3 million for the prior year period.  These results were primarily driven by an increase in average loan balances and higher yields.  The average loan balance increased by $131.8 million to $639.3 million in the quarter ended September 30, 2007 compared to $507.5 million for the prior year period.  Yields on loans increased 44 basis points to 7.00% in the quarter ended September 30, 2007 compared to 6.56% for the prior year period.  The increase in the average balance of loans reflects the acquisition of the CCB loan portfolio and the Bank’s loan originations.  The increase in the average rate earned on loans was primarily due to the acquisition of the higher yielding CCB small business loan portfolio and higher yielding construction loans.

For the six month period ending September 30, 2007, interest income on loans increased $6.0 million, or 36.8%, to $22.2 million compared to $16.2 million for the prior year period.  This increase was driven by an increase of $128.2 million in average loan balance due primarily to the acquisition of CCB.  In addition, yields increased 58 basis points reflecting the current mix of the Bank’s growth in higher yielding construction loans and higher yielding small business loans.

Interest income on securities decreased by $0.1 million, or 13.4%, to $0.9 million for the three month period ended September 30, 2007 compared to $1.0 million for the prior year period.  The decrease in interest income on securities for the quarter was primarily the result of a $43.8 million, or 55.0%, reduction in the average balance of mortgage-backed securities to $35.8 million for the three month period ended September 30, 2007 compared to $79.6 million for the prior year period.  This was offset by an increase in investment securities of $12.4 million, or 77.0%, to $28.5 million for the three month period ended September 30, 2007 compared to $16.1 million for the prior year period.  The effect of the decrease in the balance of mortgage-backed securities was partially offset by a 106 basis point increase in the annualized average yield on securities to 5.29% compared to 4.23% in the prior year period as adjustable rate securities in the portfolio are repricing to higher coupon rates.  The yield on investment securities increased by 145 basis points to 5.63%, compared to 4.18% in the prior year period.

For the six month period ending September 30, 2007, interest income on securities decreased $0.3 million, or 13.8%, to $1.8 million from $2.1 million for the prior year period.  The decrease in interest income on securities for the six month period ended September 30, 2007 was primarily the result of a $48.2 million, or 56.3%, reduction in the average balances of mortgage-backed securities to $37.5 million, compared to $85.7 million for the prior year period.  This was offset by an increase in investment securities of $13.0 million, or 76.7%, to $29.8 million for the six month period ended September 30, 2007 compared to $16.8 million for the prior year period.  The effect of the decrease in the balance of mortgage-backed securities was partially offset by a 107 basis point increase in the annualized average yield on securities to 5.21% compared to 4.14% in the prior year period because adjustable rate securities in the portfolio are repricing to higher coupon rates.  The yield on investment securities increased by 160 basis points to 5.73% compared to 4.13% in the prior year period.

Interest Expense

Interest expense increased by $1.4 million, or 34.9%, to $5.6 million for the three months ended September 30, 2007, compared to $4.2 million for the prior year period.  The higher interest expense resulted primarily from a 49 basis point increase in the annualized average cost of interest-bearing liabilities to 3.47% for the three months ended September 30, 2007, compared to 2.98% for the prior year period.  Additionally, the average balance of interest-bearing liabilities increased $94.0 million, or 16.9%, to $649.5 million, compared to $555.5 million for the prior year period.

For the six month period ended September 30, 2007, interest expense increased by $2.6 million, or 32.4%, to $10.9 million, compared to $8.3 million for the prior year period.    The increase in interest expense resulted primarily from a 48 basis point increase in the annualized average cost of interest-bearing liabilities to 3.43%, compared to 2.95% for the prior year period.  In addition, the increase in interest expense is due to growth in the average balance of interest-bearing liabilities of $80.9 million, or 14.5%, to $638.6 million, compared to $557.7 million for the prior year period.

Interest expense on deposits increased $1.6 million, or 51.0%, to $4.6 million for the three months ended September 30, 2007, compared to $3.0 million for the prior year period.  The increase in interest expense on deposits was primarily due to an increase of $101.6 million, or 21.8%, in the average balance of interest-bearing deposits to $567.5 million for the three months ended September 30, 2007, compared to $465.9 million for the prior year period.  The higher balance primarily results from the acquisition of CCB, which increased the Company’s deposit portfolio by $144.1 million on the acquisition date of September 29, 2006.  Additionally, a 65 basis point increase in the rate paid on deposits to 3.23% compared to 2.58% for the prior year period contributed to the increase.  Customer deposits have historically provided Carver Federal with a relatively low cost funding source from which its net interest income and net interest margin have benefited.  In addition, the Bank’s relationship with various government entities has been a source of relatively stable and low cost funding.  As of September 30, 2007, the Bank held $137.6 million in government deposits.

For the six month period ended September 30, 2007, total interest expense on deposits increased $2.9 million, or 47.8%, to $8.9 million from $6.0 million for the prior year period.  The increase in interest expense on deposits was primarily due to an increase of $91.9 million, or 19.6%, in the average balance of interest-bearing deposits to $559.9 million for the six months ended September 30, 2007, compared to $468.0 million for the prior year period.  This increase resulted primarily from the acquisition of CCB, which increased the deposit portfolio by $144.1 million on the acquisition date of September 29, 2006.  Additionally, a 62 basis point increase in the rate paid on deposits to 3.19% compared to 2.57% for the prior year period contributed to the increase.

Interest expense on advances and other borrowed money decreased $0.1 million, or 7.7%, to $1.0 million for the three months ended September 30, 2007 compared to $1.1 million for the prior year period.  In the three months ended September 30, 2007, the average balance of total borrowed money outstanding declined, primarily as a result of a $7.5 million decrease in the average balance of outstanding borrowings to $82.0 million compared to $89.5 million in the prior year period.  Partially offsetting the decrease in interest expense was a 10 basis point increase in the cost of borrowed money to 5.16% compared to 5.06% for the prior year period.  The increase in cost is mainly related to the cost of debt service of the $13.0 million in floating rate junior subordinated notes issued by the Company in connection with issuance of trust preferred securities by Carver Statutory Trust I in September 2003.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over the 3-month LIBOR, with a rate at September 30, 2007 of 8.74%.

For the six month period ended September 30, 2007, interest expense on advances and other borrowed money declined $0.2 million, or 9.1%, to $2.0 million, compared to $2.2 million for the prior year period.  In the six months ended September 30, 2007, the average balance of total borrowed money outstanding declined, primarily as a result of a $11.0 million decrease in the average balance of outstanding borrowings to $78.7 million compared to $89.7 million in the prior year period.  Partially offsetting the decrease in interest expense was a 21 basis point increase in the cost of borrowed money to 5.17% compared to 4.96% in the prior year period.

Net Interest Income Before Provision for Loan Losses

Net interest income before the provision for loan losses increased by $1.3 million, or 24.0%, to $6.5 million for the three months ended September 30, 2007, compared to $5.2 million for the prior year period.  The Company’s annualized net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 20 basis points to 3.66% for the three months ended September 30, 2007, compared to 3.46% in the prior year period.

For the six month period ending September 30, 2007, net interest income before the provision for loan losses increased by $2.9 million, or 28.0%, to $13.1 million, compared to $10.2 million for the prior year period.  Net interest margin for the six month period ending September 30, 2007, increased 39 basis points to 3.76% compared to 3.37% for the prior year period.

Provision for Loan Losses and Asset Quality

The Company considers the overall allowance for loan losses to be adequate, and the Company did not provide for additional loan losses for the three- and six-month periods ended September 30, 2007 and 2006.  At September 30, 2007 and March 31, 2007, the Bank’s allowance for loan losses was $5.3 million and $5.4 million, respectively.  The ratio of the allowance for loan losses to non-performing loans was 146.2% at September 30, 2007 compared to 119.9% at March 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.84% at September 30, 2007 compared to 0.89% at March 31, 2007.

On September 30, 2007, non-performing assets totaled $3.7 million, or 0.58% of total loans receivable compared to $4.5 million, or 0.74% of total loans receivable at March 31, 2007.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.  The level of non-performing assets to total loans remains within the range the Bank has experienced over the trailing eleven quarters.  Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

On July 10, 2007, the OTS and other bank regulatory authorities (the “Agencies”) published the final Interagency Statement on Subprime Lending (the “Statement”) to address emerging issues and questions relating to certain subprime mortgage lending practices.  In particular, the Agencies expressed concern regarding certain adjustable rate mortgage products with certain characteristics typically offered in the marketplace to subprime borrowers.  Those characteristics included, but were not limited to, utilizing low initial payments based on a fixed introductory rate that expires after a short period and then adjusts to a variable index rate plus a margin for the remaining term of the loan and underwriting loans based upon limited or no documentation of borrowers’ income.  The Statement does not precisely define what constitutes subprime lending.  Within our loan portfolio, we may have loans which have certain attributes found in subprime loans.  However, subprime lending is not a market that the Bank currently or in the past has actively pursued.  We do not, therefore, expect the Statement to have a material impact on the Company.

Non-Interest Income

Total non-interest income for the quarter ended September 30, 2007 increased $1.8 million to $1.5 million, compared to a loss of $0.3 million for the prior year period.  The increase in non-interest income resulted mainly from an increase of $0.3 million in loan fees and service charges to $0.5 million compared to $0.2 million for the prior year period.  In addition, the prior year period included a $1.3 million charge associated with the balance sheet repositioning initiative implemented by the Bank to improve margins.

For the six month period ended September 30, 2007, non-interest income increased $2.0 million to $2.6 million compared to $0.6 million for the prior year period, which included a $1.3 million charge related to the balance sheet repositioning.  Additionally for the six month period, there was a $0.4 million increase in loan fees and service charges to $0.9 million compared to $0.5 million.

Non-Interest Expense

For the quarter ended September 30, 2007, total non-interest expense increased $1.0 million, or 15.3%, to $7.2 million compared to $6.2 million for the prior year period.  The increase in non-interest expense was primarily due to an increase of $0.8 million in employee compensation and benefits to $3.1 million compared to $2.3 million, $0.3 million in net occupancy expense to $0.9 million compared to $0.6 million, and $1.1 million in other non-interest expense to $2.6 million compared to $1.5 million, respectively, for the prior year period.  Other non-interest expense includes professional fees, consulting expense, recruiting and other costs related to the Bank’s efforts to attract talented staff.  The increases were offset by a decrease of $1.3 million in merger related expenses compared to the prior year period.

During the six month period ended September 30, 2007, non-interest expense increased $2.7 million, or 24.8%, to $13.7 million compared to $11.0 million for the prior year period.  The increase in non-interest expense was primarily due to increases of $1.7 million in employee compensation and benefits to $6.3 million compared to $4.6 million, $0.6 million in net occupancy expense to $1.8 million compared to $1.2 million, and $1.6 million in other expenses to $4.5 million compared to $2.9 million, respectively, for the prior year period, offset by a decrease of $1.3 million in merger related expenses in the prior year period.

Income Tax Expense

For the quarter ended September 30, 2007, the income tax benefit decreased $0.4 million, or 90.5%, resulting in a tax benefit of $44,000 compared to a tax benefit of $0.5 million for the prior year period.  The reduction in tax benefit reflects taxable income of $0.7 million for the quarter ended September 30, 2007 compared to a loss of $1.4 million for the prior year period.  The current period income tax expense of $0.3 million was offset by the benefit of the NMTC award totaling $0.4 million for the quarter ended September 30, 2007.  As previously disclosed, the Company is expected to receive benefits from the NMTC award over approximately 7 years.

For the six month period ended September 30, 2007, income taxes increased $0.1 million, resulting in a tax expense of $0.1 million compared to a tax benefit of $19,000 for the prior year period.  The reduction in tax benefit reflects the taxable income of $2.0 million for the six month period ended September 30, 2007 compared to a loss of $0.1 million for the prior year period.  The income tax expense of $0.8 million for the six month period ended September 30, 2007 was offset by the benefit of the NMTC award totaling $0.7 million.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2007 in Item 7A of the Company’s 2007 Form 10-K and is incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at September 30, 2007 compared to March 31, 2007.

ITEM 4.	Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Disclosure regarding legal proceedings to which the Company is a party is presented in Note 13 to the Company’s audited Consolidated Financial Statements in the 2007 Form 10-K and is incorporated herein by reference.  There have been no material changes with regard to such legal proceedings since the filing of the 2007 Form 10-K.

ITEM 1A.	Risk Factors

For a summary of risk factors relevant to the Company’s operations, see Part I, Item 1A, “Risk Factors,” in the Company’s 2007 Form 10-K.  There has been no material change in risk factors relevant to the Company’s operations since March 31, 2007.

ITEM 2.	Issuer Purchases of Equity Securities

During the quarter ended September 30, 2007, the Company purchased an additional 29,400 shares of its common stock under its stock repurchase program.  As of September 30, 2007, the Company has purchased a total of 146,174 shares at an average price per share of $16.54.

Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan (1)	Total number of shares that may yet be purchased (2)

July 1, 2007 to July 31, 2007	1,200	$15.80	1,200	113,661
August 1, 2007 to August 31, 2007	28,200	$15.33	28,200	85,461
September 1, 2007 to September 30, 2007	-	-	-	85,461

(1) The Company’s stock purchase program was announced on August 2002 without an expiration date.

(2) As part of the stock repurchase program, the Company approved the repurchase of up to 231,635 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Holding Company held its Annual Meeting on September 18, 2007 for the fiscal year ended March 31, 2007.

The purpose of the Annual Meeting was to vote on the following proposals:

1.	the election of three directors for terms of three years each;

2.	the ratification of the appointment of KPMG LLP as independent auditors of the Holding Company for the fiscal year ending March 31, 2008.

The results of voting were as follows:

Proposal 1:	Election of Directors:
	Holding Company Nominees

	David L. Hinds	For	2,159,016
		Withheld	70,759

	Pazel G. Jackson	For	2,159,016
		Withheld	70,759

	Deborah C. Wright	For	2,140,179
		Withheld	89,596

Proposal 2:	Ratification of Appointment of Independent Auditors	For	2,137,786
		Against	27,529
		Abstain	64,460

In addition to the nominees elected at the Annual Meeting, the following persons’ terms of office as directors continued after the Annual Meeting: Carol Baldwin Moody, Dr. Samuel J. Daniel, Robert Holland, Jr., Edward Ruggiero and Robert R. Tarter.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are submitted with this report:

Exhibit 3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

Exhibit 3.2	Amended and Restated Bylaws of Carver Bancorp, Inc. (2)

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1(*)	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2(*)	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

CARVER BANCORP, INC.

Date: November 14, 2007	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Roy Swan
Roy Swan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)