Form 10-Q/A
period 2007-09-30
CARVER BANCORP INC
filed 2007-11-21
CIK 1016178

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

EXPLANATORY NOTE

Carver Bancorp, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission on November 19, 2007 (the "Original Report"), to correct certain typographical and clerical errors to Item 1 and Item 2 of Part I of the Original Report including (1) amending the headings of certain line items in the Consolidated Statement of Cash Flows and adding a parenthesis around the figure $3,724 in the line item “Purchase of available-for-sale securities” for the six months ended September 30, 2007 and (2) amending certain text under the following headings in Management’s Discussion and Analysis of Financial Condition and Results of Operations: (a) “Comparison of Financial Condition at September 30, 2007 and March 31, 2007 - Assets”, (b) “Comparison of Operating Results for the Three and Six Months Ended September 30, 2007 and 2006 - Premium for Loan Losses and Asset Quality”, and (c) “Comparison and Operating Results for the Three and Six Months Ended September 30, 2007 and 2006 - Non-Interest Expense.” Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Report.

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,907	$(102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation expense	75	125
Depreciation and amortization expense	840	802
Other amortization	105	29
Loss from sale of securities	-	645
Writedown on loans held-for-sale	-	702
Gain on sale of fixed assets	(1)	(3)
Gain on sale of loans	(28)	(88)
Originations of loans held-for-sale	(10,187)	(12,873)
Proceeds from sale of loans held-for-sale	7,540	6,394
Changes in assets and liabilities:
Increase in accrued interest receivable	(125)	(175)
Increase in loan premiums and discounts and deferred charges	30	301
Increase (decrease) in premiums and discounts - securities	(190)	287
Increase in other assets	(1,799)	(211)
Decrease in other liabilities	(2,203)	(1,377)
Net cash used in operating activities	(4,036)	(5,544)

Cash flows from investing activities:
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	5,490	17,225
Held-to-maturity	1,233	5,358
Proceeds from sale of available-for-sale securities	5,540	46,425
Purchase of available-for-sale securities	(3,724)	-
Originations of loans held-for-investment	(81,588)	(47,490)
Loans purchased from third parties	(15,261)	(40,242)
Principal collections on loans	71,600	69,423
Redemption of FHLB-NY stock	579	601
Additions to premises and equipment, net	(1,394)	(702)
Payments for acquisition, net of cash acquired	-	(2,425)
Net cash (used in) provided by investing activities	(17,525)	48,173

Cash flows from financing activities:
Net increase (decrease) in deposits	5,828	(25,153)
Net borrowings (repayments) of FHLB advances	20,487	(13,662)
Common stock repurchased	(410)	(152)
Dividends paid	(473)	(430)
Net cash provided by (used in) financing activities	25,432	(39,397)
Net increase in cash and cash equivalents	3,871	3,232
Cash and cash equivalents at beginning of the period	17,350	22,904
Cash and cash equivalents at end of the period	$21,221	$26,136

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(203)	$(166)
Cash paid for-
Interest	$10,804	$4,034
Income Taxes	$862	$1,726

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	A) Basis of Presentation

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

Carver Federal’s total loan portfolio increased during the three months ended September 30, 2007.  The increase in total loans receivable, net, is primarily the result of an increase in construction loans.  Total deposits also increased during the three months ended September 30, 2007.  The growth was primarily the result of an increase in certificates of deposit.  Available-for-sale and held-to-maturity securities decreased during the three months ended September 30, 2007 due to principal payments and maturities.  Advances and borrowings increased during the three months ended September 30, 2007, primarily the result of an increase in repurchase obligations.

Net income for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006, which included one-time charges related to the Community Capital Bank (“CCB”) acquisition and balance sheet repositioning that resulted in losses on the sale of loans and securities.  The increase in quarterly results was due to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.  Net interest income increased due to Carver Federal’s larger loan portfolio resulting from the CCB acquisition, described further below, and the Bank’s balance sheet repositioning strategy that involved reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits.  The increase in non-interest expense is primarily due to the absorption of CCB’s operations, investments in new talent, cost in preparation for implementation of Sarbanes-Oxley Act Section 404 at the end of this fiscal year, and other consulting assistance.  Occupancy and equipment costs also contributed to the increase in non-interest expense compared to prior year period as a result of the larger infrastructure following the CCB acquisition.

For the three months ended September 30, 2007, the net interest margin and net interest rate spread increased to 3.66% and 3.38%, respectively, compared to 3.46% and 3.20%, respectively, for the three months ended September 30, 2006.  These increases were primarily due to the yield on interest-earning assets rising more rapidly than the cost of interest-bearing liabilities as a result of the higher yielding assets acquired from CCB, loan originations and the previously discussed asset/liability management strategy.

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

Total loans receivable, including loans held-for-sale, increased $27.9 million, or 4.6%, to $637.1 million at September 30, 2007 compared to $609.2 million at March 31, 2007.  The increase resulted primarily from an increase in construction loans of $27.4 million to $164.5 million at September 30, 2007 compared to $137.1 million at March 31, 2007.  At September 30, 2007, construction loans represented 26.9% of the loan portfolio. Approximately 73.5% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”), a ninety plus member bank organization whose mission is to enhance the quality and quantity of affordable housing in the New York-New Jersey-Connecticut tri-state area.  The Bank’s construction lending activity is concentrated in the New York City market.  At this time, the New York City real estate market continues to exhibit indications of insulation from the real estate downturn impacting other parts of the U.S.  Based on recent reports, various factors including continuing strong demand, relatively low proportion of subprime loans, interest from international buyers, and a lack of affordable housing supply contribute to New York City real estate’s continuing strength.  Despite those favorable factors, the Bank will continue to closely monitor trends for signs of weakness.

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

Advances from the FHLB-NY and other borrowed money increased $20.5 million, or 33.6%, to $81.6 million at September 30, 2007 compared to $61.1 million at March 31, 2007.  The increase in advances and borrowed money was primarily the result of an increase in repurchase obligations of $30.0 million at September 30, 2007 compared to zero repurchase obligations at March 31, 2007.  The increase was offset by a $9.5 million, or 20.0%, reduction in FHLB advances to $38.3 million at September 30, 2007 compared to $47.8 million at March 31, 2007.

Deposits increased $5.9 million, or 1.0%, to $621.0 million at September 30, 2007 compared to $615.1 million at March 31, 2007.  The increase in deposit balances was largely the result of an increase in certificates of deposit of $20.5 million of which were offset by decreases of $7.7 million in savings deposits, $4.0 million in checking deposits, and $2.9 million in money market deposit accounts. At September 30, 2007, the Bank has $25.0 million in brokered deposits.

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

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three and Six Months Ended September 30, 2007 and 2006

Overview

The Company reported consolidated net income for the quarter ended September 30, 2007 of $0.8 million compared to a net loss of $0.9 million for the prior year period, an increase of $1.7 million.  These results primarily reflect an increase in net interest income of $1.3 million and an increase in non-interest income of $1.8 million, offset by increases in non-interest expense of $1.1 million and a decline in income tax benefit of $0.3 million.  The prior year period included special charges of $1.3 million related to CCB acquisition costs, and $1.3 million related to the balance sheet repositioning.

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

Interest Income

Interest income increased by $2.7 million, or 28.9%, to $12.1 million for the quarter ended September 30, 2007, compared to $9.4 million in the prior year period.  Interest income increased primarily as a result of an increase in average loan balances and interest yields due to loan balances acquired from CCB and the mix of loan originations.  The increase in interest income was offset by a decline in average balances of mortgage-backed securities pursuant to the Bank’s asset/liability strategy.  The yield earned on the securities portfolio increased as a result of the current rate environment. Overall, the increase in interest income resulted from an increase of 67 basis points in the annualized average yield on total interest-earning assets to 6.85% for the three months ended September 30, 2007 compared to 6.18% for the prior year period, reflecting increases in yields on loans and total securities of 44 basis points and 127 basis points, respectively.  The yield on federal funds remained relatively flat with an increase of 1 basis point.

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

On July 10, 2007, the OTS and other bank regulatory authorities (the “Agencies”) published the final Interagency Statement on Subprime Lending (the “Statement”) to address emerging issues and questions relating to certain subprime mortgage lending practices.  In particular, the Agencies expressed concern regarding certain adjustable rate mortgage products with certain characteristics typically offered in the marketplace to subprime borrowers.  Those characteristics included, but were not limited to, utilizing low initial payments based on a fixed introductory rate that expires after a short period and then adjusts to a variable index rate plus a margin for the remaining term of the loan and underwriting loans based upon limited or no documentation of borrowers’ income.  The Statement does not precisely define what constitutes subprime lending.  We do not expect the Statement to have a material impact on the Company.

Non-Interest Income

Total non-interest income for the quarter ended September 30, 2007 increased $1.8 million to $1.5 million, compared to a loss of $0.3 million for the prior year period.  The increase in non-interest income resulted mainly from an increase of $0.3 million in loan fees and service charges to $0.5 million compared to $0.2 million for the prior year period.  In addition, the prior year period included a $1.3 million charge associated with the balance sheet repositioning.

For the six month period ended September 30, 2007, non-interest income increased $2.0 million to $2.6 million compared to $0.6 million for the prior year period, which included a $1.3 million charge related to the balance sheet repositioning.  Additionally for the six month period, there was a $0.4 million increase in loan fees and service charges to $0.9 million compared to $0.5 million.

Non-Interest Expense

For the quarter ended September 30, 2007, total non-interest expense increased $1.0 million, or 15.3%, to $7.2 million compared to $6.2 million for the prior year period.  The increase in non-interest expense was primarily due to an increase of $0.8 million in employee compensation and benefits to $3.1 million compared to $2.3 million, $0.3 million in net occupancy expense to $0.9 million compared to $0.6 million, and $1.1 million in other non-interest expense to $2.6 million compared to $1.5 million, respectively, for the prior year period.  Other non-interest expense includes investments in new talent, cost in preparation for implementation of Sarbanes-Oxley Act Section 404 at the end of this fiscal year, and other consulting assistance.  The increases were offset by a decrease of $1.3 million in merger related expenses compared to the prior year period.

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

CARVER BANCORP, INC.

Date: November 21, 2007	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2007	/s/ Roy Swan
Roy Swan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)