Form 10-Q
period 2007-12-31
CARVER BANCORP INC
filed 2008-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                      ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,482,458
Class	Outstanding at February 14, 2008

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,394	$14,619
Federal funds sold	3,000	1,300
Interest earning deposits	1,148	1,431
Total cash and cash equivalents	18,542	17,350
Securities:
Available-for-sale, at fair value (including pledged as collateral of $36,275 and $34,649 at December 31 and March 31, 2007, respectively)	36,463	47,980

Held-to-maturity, at amortized cost (including pledged as collateral of $17,124 and $18,581 at December 31 and March 31, 2007, respectively; fair value of $17,470 and $19,005 at December 31 and March 31, 2007, respectively)	17,595	19,137
Total securities	54,058	67,117

Loans held-for-sale	25,369	23,226

Gross loans receivable:
Real estate mortgage loans	577,064	533,667
Consumer and commercial loans	59,569	52,293
Allowance for loan losses	(5,573)	(5,409)
Total loans receivable, net	631,060	580,551

Office properties and equipment, net	15,170	14,626
Federal Home Loan Bank of New York stock, at cost	2,237	3,239
Bank owned life insurance	9,058	8,795
Accrued interest receivable	4,508	4,335
Goodwill	6,370	5,716
Core deposit intangibles, net	570	684
Other assets	35,797	14,313
Total assets	$802,739	$739,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$642,443	$615,122
Advances from the FHLB-NY and other borrowed money	72,217	61,093
Other liabilities	14,932	12,110
Total liabilities	729,592	688,325

Minority Interest	19,000	-

Stockholders' equity:

Common stock (par value $0.01 per share: 10,000,000 shares; authorized; 2,532,227 shares issued; 2,488,258 and 2,507,985 shares outstanding at December 31 and March 31, 2007, respectively	25	25
Additional paid-in capital	24,084	23,996
Retained earnings	30,245	27,436
Unamortized awards of common stock under ESOP and MRP	-	(4)

Treasury stock, at cost (43,969 and 16,706 shares at December 31 and March 31, 2007, respectively)	(565)	(277)
Accumulated other comprehensive income	358	451
Total stockholders' equity	54,147	51,627
Total liabilities and stockholders' equity	$802,739	$739,952

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Interest Income:
Loans	$11,403	$10,685	$33,579	$26,893
Mortgage-backed securities	518	556	1,494	2,331
Investment securities	328	476	1,183	824
Federal funds sold	68	53	109	222
Total interest income	12,317	11,770	36,365	30,270

Interest expense:
Deposits	5,069	4,639	13,970	10,659
Advances and other borrowed money	932	1,004	2,962	3,237
Total interest expense	6,001	5,643	16,932	13,896

Net interest income before provision for loan losses	6,316	6,127	19,433	16,374

Provision for loan losses	222	120	222	120
Net interest income after provision for loan losses	6,094	6,007	19,211	16,254

Non-interest income:
Depository fees and charges	666	680	1,981	1,891
Loan fees and service charges	327	206	1,218	696
Write-down of loans held for sale	-	-	-	(702)
Gain (loss) on sale of securities	102	21	181	(624)
Gain on sale of loans	75	53	103	141
Loss on sale of real estate owned	-	(108)	-	(108)
Other	2,008	114	2,284	280
Total non-interest income	3,178	966	5,767	1,574

Non-interest expense:
Employee compensation and benefits	3,413	2,829	9,731	7,427
Net occupancy expense	908	715	2,673	1,908
Equipment, net	827	531	1,931	1,521
Merger related expenses	-	-	-	1,258
Other	2,815	1,809	7,327	4,747
Total non-interest expense	7,963	5,884	21,662	16,861

Income before income benefit	1,309	1,089	3,316	967
Income tax benefit	268	311	168	330
Net income	$1,577	$1,400	$3,484	$1,297

Earnings per common share:
Basic	$0.63	$0.56	$1.40	$0.52
Diluted	$0.62	$0.54	$1.36	$0.50

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
(In thousands)
(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	COMMON STOCK ACQUIRED BY ESOP	TOTAL STOCK-HOLDERS’ EQUITY
Balance—March 31, 2007	$25	$23,996	$27,436	$(277)	$451	$(4)	$51,627
Comprehensive income :
Net income	-	-	3,484	-	-	-	3,484
Change in accumulated other comprehensive income, net of taxes	-	-	-	-	(93)	-	(93)
Comprehensive income, net of taxes:	-	-	3,484	-	(93)	-	3,391
Implementation of SFAS No. 156	-	-	49	-	-	-	49
Dividends paid	-	-	(724)	-		-	(724)
Treasury stock activity	-	88	-	(288)	-	4	(196)
Balance—December 31, 2007	$25	$24,084	$30,245	$(565)	$358	$-	$54,147

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,484	$1,297
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	222	120
Stock based compensation expense	97	306
Depreciation and amortization expense	1,264	1,222
Other amortization	157	81
(Gain)Loss from sale of securities	(181)	624
Writedown on loans held-for-sale	-	702
Loss on sales of real estate owned	-	108
Gain on sale of loans	(103)	(141)
Originations of loans held-for-sale	(14,546)	(21,733)
Proceeds from sale of loans held-for-sale	12,506	9,902
Changes in assets and liabilities:
Increase in accrued interest receivable	(173)	(546)
Increase in loan premiums and discounts and deferred charges	170	441
(Decrease) increase in premiums and discounts - securities	(429)	325
(Increase) decrease in other assets	(22,421)	2,224
Increase in other liabilities	2,848	466
Net cash used in operating activities	(17,105)	(4,602)

Cash flows from investing activities:
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	7,358	20,056
Held-to-maturity	1,497	6,679
Proceeds from sale of available-for-sale securities	16,396	57,942
Purchase of available-for-sale securities	(11,728)	-
Originations of loans held-for-investment	(134,856)	(73,783)
Loans purchased from third parties	(17,455)	(50,691)
Principal collections on loans	101,468	101,750
Proceeds from sale of loans held-for-investment	-	16,548
Redemption of FHLB-NY stock	1,002	1,658
Additions to premises and equipment, net	(1,808)	(1,109)
Proceeds from sale of real estate owned	-	404
Payments for acquisition, net of cash acquired	-	(2,425)
Net cash (used in) provided by investing activities	(38,126)	77,029

Cash flows from financing activities:
Net increase (decrease) in deposits	27,321	(19,523)
Net borrowings (repayments) of FHLB advances	$11,080	$(37,153)

See accompanying notes to unaudited consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2007	2006

Cash flows from financing activities (continued):
Capital contribution by minority interest	$19,000	$-
Common stock repurchased	(254)	(202)
Dividends paid	(724)	(656)
Net cash provided by (used in) financing activities	56,423	(57,534)
Net increase in cash and cash equivalents	1,192	14,893
Cash and cash equivalents at beginning of the period	17,350	22,904
Cash and cash equivalents at end of the period	$18,542	$37,797

Supplemental information:
Noncash Transfers-
Change in unrealized gain on valuation of available-for-sale investments, net	$93	$656
Cash paid for-
Interest	$16,321	$12,967
Income taxes	$902	$1,858

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	A) Basis of Presentation

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements.  Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending–related commitments, goodwill and intangibles, pensions and the fair value of financial instruments.  Actual results could differ from these estimates.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as amended (“2007 Form 10-K”) previously filed with the SEC.  The consolidated results of operations and other data for the three- and nine-month periods ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2008 (“fiscal 2008”).

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

In addition, the Holding Company has a subsidiary, Carver Statutory Trust I, which was formed for the purpose of issuing trust preferred securities.  In accordance with Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51, Carver Statutory Trust I is not consolidated for financial reporting purposes.  In December 2007, Carver Federal’s subsidiary CCDC became a member of a newly formed limited liability company in which it exerts a controlling influence.

 In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF Issue No. 04-5”).  EITF Issue No. 04-5 set forth the criteria to determine whether partnerships are to be consolidated for financial statement purposes or reported using the Equity Method.  In accordance with guidance set forth in EITF Issue No. 04-5, this limited liability company has been consolidated for financial reporting purposes.

B) Reclassifications

Certain amounts in the consolidated financial statements presented for prior year period have been reclassified to conform to the current year presentation.

(2)	Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding over the period of determination.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.  For the three-month periods ended December 31, 2007 and 2006, respectively, 60,823 and 56,486 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period.  For the nine-month periods ended December 31, 2007 and 2006, 70,125 and 59,821 shares of common stock, respectively, were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the nine-months ended December 31, 2007 and 2006, respectively.  The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(3)	Accounting for Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Stock-based compensation expense and the related tax benefit recognized for the three months ended December 31, 2007 totaled $23,000 and $9,000, respectively.  For the nine months ended December 31, 2007, stock-based compensation expense and the related tax benefit are $97,000 and $37,000, respectively.

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

The following table sets forth the components of net periodic pension expense for the employee pension plan and directors’ retirement plan as follows (in thousands):

	For Three Months Ended December 31,
	Employee Pension Plan		Directors' Retirement Plan
	2007	2006	2007	2006

Interest cost	$40	$40	$1	$1
Expected return on assets	(55)	(55)	--	--
Unrecognized loss (gain)	--	4	--	(1)
Net periodic benefit cost (credit)	$(15)	$(11)	$1	$--

	For Nine Months Ended December 31,
	Employee Pension Plan		Directors' Retirement Plan
	2007	2006	2007	2006

Interest cost	$120	$120	$3	$3
Expected return on assets	(165)	(165)	--	--
Unrecognized loss (gain)	--	12	--	(3)
Net periodic benefit cost (credit)	$(45)	$(33)	$3	$--

(5)	Common Stock Dividend

On February 13, 2008, the Board of Directors of the Holding Company declared, for the quarter ended December 31, 2007, a cash dividend of ten cents ($0.10) per common share outstanding.  The dividend is payable on March 13, 2008 to stockholders of record at the close of business on February 28, 2008.

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

FIN 48 requires significant new annual disclosures in the notes to an entity’s financial statements that include a tabular roll-forward of the beginning to ending balances of an entity’s unrecognized tax benefits.  The Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  This pronouncement, which was adopted as of April 1, 2007, had no impact on the Company’s financial position or its results of operations for the quarter and nine months ended December 31, 2007.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements.  The Company determines the fair value of its mortgage servicing rights on the basis of a third party market valuation of the Company’s servicing portfolio stratified by predominant risk characteristics – loan type and coupon.  The valuation of the Company’s mortgage servicing rights utilizes market derived assumptions for discount rates, servicing costs, escrow earnings rate, and prepayments.  The Company, upon adoption of SFAS No. 156 as of April 1, 2007, recorded a cumulative effect adjustment of $49,000 to retained earnings (net of tax) as of the beginning of fiscal 2008 for the difference between the mortgage servicing rights fair value and its carrying amount as reflected in the consolidated statement of changes in stockholders’ equity.  At December 31, 2007, the fair value of mortgage servicing rights totaled $0.6 million.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “will,” “would,” “could,” “may,” “planned,” “estimated,” “potential,” “outlook,” “predict,” “project” and similar terms and phrases, including references to assumptions. Forward-looking statements are based on various assumptions and analyses made by the Company in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond the Company’s control that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Factors which could result in material variations include, but are not limited to the following:

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

Carver Bancorp, Inc., a Delaware corporation, is the holding company for Carver Federal, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  As of December 31, 2007, Carver Federal operated ten full-service banking locations and ten stand-alone ATM locations, including six 24/7 ATM centers in the New York City boroughs of Manhattan, Brooklyn and Queens.

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

Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings.  Carver Federal’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies.  Additionally, net income is affected by incremental provisions for loan losses, if any, non-interest income, operating expenses and tax benefits from the NMTC award.

During the three months ended December 31, 2007, the local real estate markets remained strong and continued to support new and existing lending opportunities.  The average Federal Funds rate of 4.50% for the three months ended December 31, 2007 was 74 basis points lower than the average rate for the corresponding prior year period.  As a result of the rate environment that prevailed throughout fiscal 2007 and continued in fiscal 2008, the Company pursued an asset/liability management strategy of using the proceeds from the repayment and maturities of the Company’s lower earning investment portfolio and the growth in deposits to fund higher yielding loans.

Carver Federal’s total loan portfolio increased during the three months ended December 31, 2007.  The increase in total loans receivable, net, is primarily the result of an increase in construction loans.  Total deposits also increased during the three months ended December 31, 2007.  The growth was primarily the result of an increase in certificates of deposit.  Available-for-sale and held-to-maturity securities decreased during the three months ended December 31, 2007 due to principal payments and maturities.  Advances and borrowings decreased during the three months ended December 31, 2007, primarily the result of lower FHLB advances.

Net income for the three months ended December 31, 2007 increased compared to the three months ended December 31, 2006, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.  Net interest income increased due to higher average income earning assets balances and the Bank’s balance sheet repositioning strategy that involved reducing lower yielding securities and replacing them with higher yielding loans, while replacing higher cost borrowings with lower cost deposits. Other non-interest income increased significantly due to a fee generated by a New Markets Tax Credit transaction. The increase in non-interest expense is primarily due to investments in new talent, costs of  preparation for implementation of Sarbanes-Oxley Act Section 404 at the end of this fiscal year, and other professional fees and consulting assistance.  Occupancy and equipment costs also contributed to the increase in non-interest expense compared to prior year period due to increased investments in infrastructure.

For the three months ended December 31, 2007, the net interest margin and net interest rate spread increased primarily as a result of higher yielding loan originations and the previously discussed asset/liability management strategy.

Acquisition of Community Capital Bank

On September 29, 2006, the Bank completed its acquisition of Community Capital Bank (“CCB”), a Brooklyn-based New York State chartered commercial bank, with approximately $165.4 million in assets and two branches, in a cash transaction totaling approximately $11.1 million.  Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation of the merger) and the Bank incurred an additional $0.8 million in transaction related costs.  The combined entities operate under Carver Federal’s thrift charter and Carver Federal continues to be supervised by the Office of Thrift Supervision (“OTS”).

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $0.8 million of core deposit intangibles and $5.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”).  At December 31, 2007, goodwill relating to the transaction and subsequent additional purchase accounting adjustments, primarily income taxes, sales tax assessment and professional fees, totaled approximately $6.4 million.

New Markets Tax Credit Award

In June 2006, the Bank was selected by the U.S. Department of Treasury to receive an award of $59 million in New Markets Tax Credits (“NMTC”).  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to the Bank against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount (5% over each of the first three years, and 6% over each of the next four years).  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.  In December 2007, the bank invested an additional $10.5 million and transferred rights to $19.0 million to an investor in an NMTC project. The Bank's NMTC allocation has been fully invested as of December 31, 2007.  For financial reporting purposes, the $19.0 million transfer of rights to an investor in a NMTC project is reflected in the other assets and minority interest sections of the balance sheet in accordance with EITF Issue No. 04-5.  For the three- and nine-months ended December 31, 2007, the Company recognized a tax benefit of $0.6 million and $1.4 million, respectively, related to the NMTC award.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At December 31, 2007, the Bank carried no other-than-temporarily impaired securities.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of December 31, 2007.  During the quarter Carver changed its loan loss methodology to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”) (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006.  The change had an immaterial affect on the allowance for loan losses at December 31, 2007.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•
Establishment of loan loss allowance amounts for all specifically identified criticized and classified loans that have been designated as requiring attention by management’s internal loan review process, bank regulatory examinations or Carver Federal’s external auditors.

•	An average loss factor, giving effect to historical loss experience over several years and other qualitative factors, is applied to all loans not subject to specific review.

•	Evaluation of any changes in risk profile brought about by business combinations, customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in performing this evaluation is the concentration of real estate related loans located in the New York City metropolitan area.

All new loan originations are assigned a credit risk grade which commences with loan officers and underwriters grading the quality of their loans one to five under a nine-category risk classification scale, the first five categories of which represent performing loans.  Reserves are held based on actual loss factors based on several years of loss experience and other qualitative factors applied to the outstanding balances in each loan category.  All loans are subject to continuous review and monitoring for changes in their credit grading.   Grading that falls into criticized or classified categories (credit grading six through nine) are further evaluated and reserved amounts are established for each loan based on each loan’s potential for loss and include consideration of the sufficiency of collateral.  Any adverse trend in real estate markets could seriously affect underlying values available to protect against loss.

Other evidence used to support the amount of the allowance and its components includes:

•	Amount and trend of criticized loans;
•	Actual losses;
•	Peer comparisons with other financial institutions; and
•	Economic data associated with the real estate market in the Company’s lending market areas.

A loan is considered to be impaired, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Carver Federal tests loans covered under SFAS 114 for impairment if they are on non-accrual status or have been restructured.  Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition, are excluded from the scope of SFAS 114.  Impaired loans are required to be measured based upon (i) the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, (ii) the loan’s market price, or (iii) fair value of the collateral if the loan is collateral dependent.  If the loan valuation is less than the recorded value of the loan, an allowance must be established for the difference.  The allowance is established by either an allocation of the existing allowance for loan losses or by a provision for loan losses, depending on various circumstances.  Allowances are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Stock Repurchase Program

In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares.  As of December 31, 2007, the Company has purchased a total of 152,674 shares at an average price of $16.44.  Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions.  The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

Liquidity and Capital Resources

Liquidity is a measure of the Bank’s ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition.

Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal’s several liquidity measurements are evaluated on a frequent basis.  Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans.  At December 31, 2007, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $29.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During the nine months ended December 31, 2007, total cash and cash equivalents increased by $1.2 million reflecting cash provided by financing activities, offset by cash used in operating and investing activities.  Net cash provided by financing activities was $56.4 million, primarily resulting from increased borrowings, deposits and a minority interest in a NMTC transaction, offset partially by the payment of common dividends and repurchases of 19,727 shares of the Company’s common stock for an aggregate purchase price of $0.3 million.  Net cash used in operating activities during this period was $17.1 million, primarily representing funds used in originations of loans held for sale and an increase in other assets resulting from a NMTC transaction, offset partially by proceeds from sales of loans held-for-sale and an increase in other liabilities.  Net cash used in investing activities was $38.1 million, primarily representing cash disbursed to fund mortgage loan originations and purchase of available for sale securities, offset partially by principal collections on loans and proceeds from sale of available-for-sale securities.  See “Comparison of Financial Condition at December 31, 2007 and March 31, 2007” for a discussion of the changes in securities, loans, deposits and FHLB-NY borrowings.

The levels of Carver Federal’s short-term liquid assets are dependent on Carver Federal’s operating, investing and financing activities during any given period.  The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity.  When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate.  In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity.  However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products.  Because Carver Federal generally sells its one- to four- family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity.

  The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At December 31, 2007, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank’s regulatory capital compliance at December 31, 2007 (dollars in thousands):

	Amount	% of Adj. Assets
Tangible Equity:
Capital level	$60,187	7.75%
Less required capital level	11,650	1.50%
Excess capital	$48,537	6.25%

Core Capital:
Capital level	$60,328	7.77%
Less required capital level	31,057	4.00%
Excess capital	$29,271	3.77%

Risk-Based Capital:
Capital level	$65,901	10.45%
Less required capital level	52,721	8.00%
Excess capital	$13,180	2.45%

Comparison of Financial Condition at December 31, 2007 and March 31, 2007

Assets

Total assets increased $62.7 million, or 8.5%, to $802.7 million at December 31, 2007 compared to $740.0 million at March 31, 2007.  The increase in total assets was primarily the result of increases in loans receivable and loans held-for-sale of $52.8 million, other assets of $21.5 million and cash and cash equivalents of $1.1 million, partially offset by decreases in investment securities of $13.0 million and Federal Home Loan Bank of New York stock of $1.0 million.

Cash and cash equivalents for the nine months ended December 31, 2007 increased $1.1 million, or 6.9%, to $18.5 million, compared to $17.4 million at March 31, 2007.  The increase was primarily a result of a $1.7 million increase in Federal funds sold which was partially offset by decreases in interest earning deposits of $0.3 million and cash and due from banks of $0.2 million.

Total securities decreased $13.0 million, or 19.5%, to $54.1 million at December 31, 2007 compared to $67.1 million at March 31, 2007 due to collection of normal principal repayments and maturities.  There were $11.7 million purchases of securities during the nine months ended December 31, 2007.  Total securities also declined due to an increase in the net unrealized loss on securities of $0.1 million resulting from the mark-to-market of the available for sale securities portfolio.

Total loans receivable, including loans held-for-sale, increased $52.8 million, or 8.7%, to $662.0 million at December 31, 2007 compared to $609.2 million at March 31, 2007.  The increase resulted primarily from an increase in construction loans of $27.7 million to $164.8 million at December 31, 2007 compared to $137.1 million at March 31, 2007 and an increase in commercial loans of $21.2 million to $224.4 million at December 31, 2007 compared to $203.2 million at March 31, 2007.  At December 31, 2007, construction loans represented 25.9% of the loan portfolio.  Approximately 65.0% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”), a ninety plus member bank organization whose mission is to enhance the quality and quantity of affordable housing in the New York-New Jersey-Connecticut tri-state area.  The Bank’s construction lending activity is concentrated in the New York City market.  At this time, the New York City real estate market continues to exhibit indications of insulation from the real estate downturn impacting other parts of the U.S.  Based on recent reports, various factors including continuing strong demand, relatively low proportion of subprime loans, interest from international buyers, and a lack of affordable housing supply contribute to New York City real estate’s continuing strength.  Despite those favorable factors, the Bank will continue to closely monitor trends.

The Bank’s investment in FHLB-NY stock decreased by $1.0 million, or 31.0%, to $2.2 million at December 31, 2007 compared to $3.2 million at March 31, 2007.  The FHLB-NY requires banks to own membership stock as well as borrowing activity-based stock.  The decrease in investment in FHLB-NY stock was the result of the repayment of FHLB-NY borrowings, resulting in the net redemption of stock during the period.

Other assets increased $21.5 million, or 150.1%, to $35.8 million at December 31, 2007 compared to $14.3 million at March 31, 2007.  The increase was primarily due to the $19.0 million NMTC transaction on December 31, 2007.

Liabilities and Stockholders’ Equity

Liabilities

At December 31, 2007, total liabilities increased by $41.3 million, or 6.0%, to $729.6 million compared to $688.3 million at March 31, 2007.  The increase in total liabilities was primarily the result of $27.3 million of additional customer deposits, a net increase of $11.1 million in advances and borrowed money and $2.8 million of other liabilities.

Deposits increased $27.3 million, or 4.4%, to $642.4 million at December 31, 2007 compared to $615.1 million at March 31, 2007.  The increase in deposit balances was largely the result of an increase in certificates of deposit of $45.9 million which were offset by decreases of $10.5 million in savings deposits, $3.9 million in checking deposits, and $3.7 million in money market deposit accounts.  At December 31, 2007, the Bank had $25.0 million in brokered deposits.

Advances from the FHLB-NY and other borrowed money increased $11.1 million, or 18.2%, to $72.2 million at December 31, 2007 compared to $61.1 million at March 31, 2007.  The increase in advances and borrowed money was primarily the result of an increase in repurchase obligations of $30.0 million at December 31, 2007 compared to zero repurchase obligations at March 31, 2007.  The increase was offset by a $18.9 million, or 39.5%, reduction in FHLB advances to $28.9 million at December 31, 2007 compared to $47.8 million at March 31, 2007.

Other liabilities increased $2.8 million, or 23.3%, to $14.9 million at December 31, 2007 compared to $12.1 million at March 31, 2007.  The increase was primarily attributable to an increase of $3.6 million in lending liabilities and $0.2 million in accrued interest payable, offset by a $1.2 million reduction in other obligations.

On December 31, 2007, Carver Community Development Corp., one of the Company’s subsidiaries, received an equity investment of $19.0 million related to a New Markets Tax Credit transaction.  On consolidation, this is reflected as a $19.0 million increase in other assets and minority interest.

Stockholders’ Equity

Total stockholders’ equity increased $2.5 million, or 4.9%, to $54.1 million at December 31, 2007 compared to $51.6 million at March 31, 2007.  The increase in total stockholders’ equity was primarily attributable to net income for the nine months ended December 31, 2007 totaling $3.5 million, partially offset by dividends paid of $0.7 million, the repurchase of common stock totaling $0.3 million in accordance with our stock repurchase program and a decrease of $0.1 million in accumulated other comprehensive income related to the mark-to-market of Carver Federal’s available-for-sale securities.

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

 As of December 31, 2007, the Bank had outstanding loan commitments as follows (in thousands):

Commitments to fund construction mortgage loans	$83,752

Commitments on loans not closed	31,135

Commitments to commercial and industrial revolving credit	16,847

Business lines of credit	7,871

Letters of credit	4,261

$143,866

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$642,600	$11,403	7.10%	$621,657	$10,685	6.88%
Mortgage-backed securities	38,317	518	5.41%	45,316	556	4.91%
Investment securities (2)	21,439	328	6.07%	40,710	476	4.68%
Fed funds sold	6,020	68	4.48%	3,928	53	5.35%
Total interest-earning assets	708,376	12,317	6.95%	711,611	11,770	6.62%
Non-interest-earning assets	61,406			52,840
Total assets	$769,782			$764,451

Interest Bearing Liabilities:
Deposits:
Now demand	$26,003	58	0.88%	$24,816	30	0.48%
Savings and clubs	129,669	282	0.86%	135,716	238	0.70%
Money market	42,096	352	3.32%	45,513	308	2.68%
Certificates of deposit	385,035	4,364	4.50%	364,969	4,056	4.41%
Mortgagors deposits	2,745	13	1.88%	2,862	7	0.97%
Total deposits	585,548	5,069	3.43%	573,876	4,639	3.21%
Borrowed money	71,416	932	5.18%	75,890	1,004	5.25%
Total interest-bearing liabilities	656,964	6,001	3.62%	649,766	5,643	3.45%
Non-interest-bearing liabilities:
Demand	50,117			51,102
Other liabilities	11,276			16,359
Total liabilities	718,357			717,227
Stockholders' equity	51,425			47,224
Total liabilities & stockholders' equity	$769,782			$764,451
Net interest income		$6,316			$6,127

Average interest rate spread			3.33%			3.17%

Net interest margin			3.59%			3.47%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Nine Months Ended December 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$633,335	$33,579	7.07%	$541,039	$26,893	6.63%
Mortgage-backed securities	37,749	1,494	5.28%	72,206	2,331	4.30%
Investment securities (2)	27,023	1,183	5.81%	24,872	824	4.42%
Fed funds sold	3,049	109	4.74%	5,842	222	5.04%
Total interest-earning assets	701,156	36,365	6.91%	643,959	30,270	6.27%
Non-interest-earning assets	63,448			42,130
Total assets	$764,604			$686,089

Interest Bearing Liabilities:
Deposits:
Now demand	$25,303	116	0.61%	$24,908	69	0.37%
Savings and clubs	133,296	812	0.81%	136,935	681	0.66%
Money market	44,822	852	2.52%	41,285	784	2.52%
Certificates of deposit	362,265	12,157	4.45%	298,163	9,103	4.05%
Mortgagors deposits	2,786	33	1.57%	2,200	22	1.33%
Total deposits	568,472	13,970	3.26%	503,491	10,659	2.81%
Borrowed money	76,252	2,962	5.16%	85,035	3,237	5.05%
Total interest-bearing liabilities	644,724	16,932	3.49%	588,526	13,896	3.13%
Non-interest-bearing liabilities:
Demand	52,574			38,096
Other liabilities	11,753			11,560
Total liabilities	709,051			638,182
Stockholders' equity	55,553			47,907
Total liabilities & stockholders' equity	$764,604			$686,089
Net interest income		$19,433			$16,374

Average interest rate spread			3.42%			3.14%

Net interest margin			3.71%			3.40%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2007 and 2006

Overview

The Company reported consolidated net income for the quarter ended December 31, 2007 of $1.6 million compared to net income of $1.4 million for the prior year period, an increase of $0.2 million.  These results primarily reflect an increase in non-interest income of $2.2 million and an increase in net interest income of $0.2 million, offset by increases in non-interest expense of $2.1 million, and provision for loan losses of $0.1 million.

Net income for the nine months ended December 31, 2007 was $3.5 million compared to net income of $1.3 million for the prior year period, an increase of $2.2 million.  These results primarily reflect an increase in net interest income of $3.1 million and an increase in non-interest income of $4.2 million, offset by increases in non-interest expense of $4.8 million, provision for loan losses of $0.1 million and a decline in income tax benefit of $0.1 million.  The prior year period included special charges of $1.3 million related to CCB acquisition costs and $1.3 million related to the balance sheet repositioning.

Selected operating ratios for the three and nine months ended December 31, 2007 and 2006 are set forth in the table below and the following analysis discusses the changes in components of operating results:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Nine Months Ended
Selected Financial Data:	December 31,				December 31,
	2007		2006		2007		2006
Return on average assets (1)	0.82%		0.73%		0.61%		0.25%
Return on average equity (2)	12.27		11.86		8.36		3.61
Net interest margin (3)	3.59		3.47		3.71		3.40
Interest rate spread (4)	3.33		3.17		3.42		3.14
Efficiency ratio (5)	83.87		82.96		85.96		93.94
Operating expenses to average assets (6)	4.14		3.08		3.78		3.28
Average equity to average assets (7)	6.68		6.57		7.27		6.57
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.10	x	1.09	x	1.09	x

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

Interest Income

Interest income increased by $0.5 million, or 4.6%, to $12.3 million for the quarter ended December 31, 2007, compared to $11.8 million in the prior year period.  Interest income increased as a result of an increase in average loan balances and interest yields due to higher yielding of loan originations.  These results were primarily driven by an increase in average loan balances and higher yields offset by a decline in average balances of mortgage-backed securities and investment securities pursuant to the Bank’s asset/liability strategy.  The yield earned on the securities portfolio increased as a result of asset/liability management activities completed at the end of second quarter.  Overall, the increase in interest income resulted from an increase of 33 basis points in the annualized average yield on total interest-earning assets to 6.95% for the three months ended December 31, 2007 compared to 6.62% for the prior year period, reflecting increases in yields on loans and total securities of 22 basis points and 64 basis points, respectively.  The yield on federal funds decreased 87 basis points to 4.48% compared to 5.35% for the prior year period.

For the nine month period ending December 31, 2007, interest income increased $6.1 million, or 20.1%, to $36.4 million, compared to $30.3 million for the prior year period.  Interest income increased as a result of an increase in average loan balances, acquisition of CCB's higher yeilding portfolio and origination of higher yield loans.  Total average balances of interest-earning assets increased $57.2 million, which includes an increase in average loan balances of $92.3 million offset by a decrease in average balance of mortgage-backed securities of $34.5 million.  Interest-earning assets yields increased 64 basis points, due to increases in loan yields of 44 basis points and mortgage-backed securities yields of 98 basis points.

Interest income on loans increased by $0.7 million, or 6.7%, to $11.4 million for the three months ended December 31, 2007 compared to $10.7 million for the prior year period.  These results were primarily driven by an increase in average loan balances of $20.9 million to $642.6 million in the quarter ended December 31, 2007 compared to $621.7 million for the prior year period, and an increase in yield of 22 basis points to 7.10% in the quarter ended December 31, 2007 compared to 6.88% for the prior year period.

For the nine month period ending December 31, 2007, interest income on loans increased $6.7 million, or 24.9%, to $33.6 million compared to $26.9 million for the prior year period.  This increase was driven by an increase of $92.3 million in average loan balance due primarily to the CCB acquisition.  In addition, yields increased 44 basis points reflecting growth in higher yielding construction loans and higher yielding small business loans.

Interest income on securities decreased by $0.2 million, or 18.0%, to $0.8 million for the three month period ended December 31, 2007 compared to $1.0 million for the prior year period.  Interest income on investment securities decreased by $0.2 million, or 31.1%, to $0.3 million for the three month period ended December 31, 2007 compared to $0.5 million for the prior year period. The decrease in interest income on investment securities for the quarter was primarily the result of a $19.3 million, or 47.4%, reduction in the average balance of investment securities to $21.4 million for the three month period ended December 31, 2007 compared to $40.7 million for the prior year period.  Interest income on mortgage-backed securities also decreased by $38,000, or 6.8%, to $0.5 million for the three month period ended December 31, 2007 compared to $0.6 million for the prior year period.  The effect of the decrease in the balance of investment securities was partially offset by a 139 basis point increase in the annualized average yield on securities to 6.07% compared to 4.68% in the prior year period as adjustable rate securities in the portfolio repriced to higher coupon rates.  The yield on mortgage-backed securities increased by 50 basis points to 5.41%, compared to 4.91% in the prior year period.

For the nine month period ending December 31, 2007, interest income on securities decreased $0.5 million, or 15.2%, to $2.7 million from $3.2 million for the prior year period.  Interest income on mortgage-backed securities decreased by $0.8 million, or 35.9%, to $1.5 million for the nine month period ended December 31, 2007 compared to $2.3 million for the prior year period.  The decrease in interest income on mortgage-backed securities for the nine month period ended December 31, 2007 was primarily the result of a $34.5 million, or 47.8%, reduction in the average balances of mortgage-backed securities to $37.7 million, compared to $72.2 million for the prior year period.  This was offset by an increase in investment securities interest of $0.4 million, or 43.6%, to $1.2 million for the nine month period ended December 31, 2007 compared to $0.8 million for the prior year period.  The increase in interest income on investment securities for the nine month period ended December 31, 2007 was primarily the result of a $2.1 million, or 8.4%, increase in the average balances of investment securities to $27.0 million for the nine month period ended December 31, 2007 compared to $24.9 million for the prior year period.  The effect of the decrease in the balance of mortgage-backed securities was partially offset by a 98 basis point increase in the annualized average yield on securities to 5.28% compared to 4.30% in the prior year period because adjustable rate securities in the portfolio repriced to higher coupon rates.  The yield on investment securities increased by 139 basis points to 5.81% compared to 4.42% in the prior year period.

Interest Expense

Interest expense increased by $0.4 million, or 6.3%, to $6.0 million for the three months ended December 31, 2007, compared to $5.6 million for the prior year period.  The higher interest expense resulted primarily from a 17 basis point increase in the annualized average cost of interest-bearing liabilities to 3.62% for the three months ended December 31, 2007, compared to 3.45% for the prior year period.  Additionally, the average balance of interest-bearing liabilities increased $7.2 million, or 1.1%, to $657.0 million, compared to $649.8 million for the prior year period.

For the nine month period ended December 31, 2007, interest expense increased by $3.0 million, or 21.8%, to $16.9 million, compared to $13.9 million for the prior year period.   The increase in interest expense is primarily due to growth in the average balance of interest-bearing liabilities of $56.2 million, or 9.5%, to $644.7 million, compared to $588.5 million for the prior year period.  In addition, the increase in interest expense resulted from a 36 basis point increase in the annualized average cost of interest-bearing liabilities to 3.49%, compared to 3.13% for the prior year period.

Interest expense on deposits increased $0.5 million, or 9.3%, to $5.1 million for the three months ended December 31, 2007, compared to $4.6 million for the prior year period.  The increase in interest expense on deposits was primarily due to an increase of $11.6 million, or 2.0%, in the average balance of interest-bearing deposits to $585.5 million for the three months ended December 31, 2007, compared to $573.9 million for the prior year period.  Additionally, a 22 basis point increase in the rate paid on deposits to 3.43% compared to 3.21% for the prior year period contributed to the increase.  Customer deposits have historically provided the Bank with a relatively low cost funding source from which its net interest income and net interest margin have benefited.  In addition, the Bank’s relationship with various government entities has been a source of relatively stable and low cost funding.  As of December 31, 2007, the Bank held $177.8 million in government deposits.

For the nine month period ended December 31, 2007, total interest expense on deposits increased $3.3 million, or 31.1%, to $14.0 million from $10.7 million for the prior year period.  The increase in interest expense on deposits was primarily due to an increase of $65.0 million, or 12.9%, in the average balance of interest-bearing deposits to $568.5 million for the nine months ended December 31, 2007, compared to $503.5 million for the prior year period.  This increase resulted primarily from the CCB acquisition, which increased the deposit portfolio by $144.1 million on the acquisition date of September 29, 2006.  Additionally, a 45 basis point increase in the rate paid on deposits to 3.26% compared to 2.81% for the prior year period contributed to the increase.

Interest expense on advances and other borrowed money decreased $0.1 million, or 7.2%, to $0.9 million for the three months ended December 31, 2007 compared to $1.0 million for the prior year period.  In the three months ended December 31, 2007, the average balance of total borrowed money outstanding declined, primarily as a result of a $4.5 million decrease in the average balance of outstanding borrowings to $71.4 million compared to $75.9 million in the prior year period.  Additionally, a decrease of 7 basis points lowered the cost of borrowed money to 5.18% compared to 5.25% for the prior year period.  This was partially offset by an increased cost of debt service on the $13.0 million in floating rate junior subordinated notes issued by the Company in connection with issuance of trust preferred securities by Carver Statutory Trust I in September 2003.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over the 3-month LIBOR, with a rate at December 31, 2007 of 8.04%.

For the nine month period ended December 31, 2007, interest expense on advances and other borrowed money declined $0.2 million, or 8.5%, to $3.0 million, compared to $3.2 million for the prior year period.  In the nine months ended December 31, 2007, the average balance of total borrowed money outstanding declined, primarily as a result of a $8.8 million, or 10.4%, decrease in the average balance of outstanding borrowings to $76.2 million compared to $85.0 million in the prior year period.  Partially offsetting the decrease in interest expense was an 11 basis point increase in the cost of borrowed money to 5.16% compared to 5.05% in the prior year period.

Net Interest Income Before Provision for Loan Losses

Net interest income before the provision for loan losses increased by $0.2 million, or 3.1%, to $6.3 million for the three months ended December 31, 2007, compared to $6.1 million for the prior year period.  The Company’s annualized net interest margin, represented by annualized net interest income divided by average total interest-earning assets, increased 12 basis points to 3.59% for the three months ended December 31, 2007 compared to 3.47% in the prior year period.

For the nine month period ending December 31, 2007, net interest income before the provision for loan losses increased by $3.0 million, or 18.7%, to $19.4 million, compared to $16.4 million for the prior year period.  Net interest margin for the nine month period ending December 31, 2007, increased 31 basis points to 3.71% compared to 3.40% for the prior year period.

 Provision for Loan Losses and Asset Quality

The Company provided $0.2 million in provision for loan losses for the three- and nine-month periods ended December 31, 2007 compared to $0.1 million for the three- and nine-month periods ended December 31, 2006, an increase of $0.1 million.  At December 31, 2007 and March 31, 2007, the Bank’s allowance for loan losses was $5.6 million and $5.4 million, respectively.  The ratio of the allowance for loan losses to non-performing loans was 137.5% at December 31, 2007 compared to 119.9% at March 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.84% at December 31, 2007 compared to 0.89% at March 31, 2007.

At December 31, 2007, non-performing assets totaled $4.2 million, or 0.52% of total assets compared to $4.5 million, or 0.62% of total assets at March 31, 2007.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.  The level of non-performing loans to total loans remains within the range the Bank has experienced over the trailing twelve quarters. The Company’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

Subprime Loans

On July 10, 2007, the OTS and other Federal bank regulatory authorities (the “Agencies”) published the final Interagency Statement on Subprime Lending (the “Statement”) to address emerging issues and questions relating to certain subprime mortgage lending practices.  Although the Agencies did not provide a specific definition of a “subprime” loan in the Statement, the Statement did highlight the Agencies’ concerns with certain adjustable-rate mortgage products offered to subprime borrowers that have one or more of the following characteristics:

•	Low initial payments based on a fixed introductory rate that expires after a short period and then adjusts to a variable index rate plus a margin for the remaining term of the loan;

•	Very high or no limits on how much the payment amount or the interest rate may increase (“payment or rate caps”) on reset dates;

•	Limited or no documentation of borrowers’ income;

•	Product features likely to result in frequent refinancing to maintain an affordable monthly payment; and/or

•	Substantial prepayment penalties and/or prepayment penalties that extend beyond the initial fixed interest rate period.

In the 2001 Expanded Guidance for Subprime Lending Programs, the Agencies determined that, generally, subprime borrowers will display a range of credit risk characteristics that may include one or more of the following:

•	Two or more 30-day delinquencies in the last 12 months, or one or more 60-day delinquencies in the last 24 months;

•	Judgment, foreclosure, repossession, or charge-off in the prior 24 months;

•	Bankruptcy in the last 5 years;

•
Relatively high default probability as evidenced by, for example, a credit bureau risk score (FICO) of 660 or below (depending on the product/collateral), or other bureau or proprietary scores with an equivalent default probability likelihood; and/or

•	Debt service-to-income ratio of 50% or greater, or otherwise limited ability to cover family living expenses after deducting total monthly debt-service requirements from monthly income.

The Bank has minimal exposure to the subprime loan market and, therefore, we do not expect the Statement to have a material impact on the Company.  At December 31, 2007, the Bank’s loan portfolio contained $1.5 million in subprime loans, all of which were performing loans.

Non-Interest Income

Total non-interest income increased by $2.2 million, or 229.0%, to $3.2 million for the quarter ended December 31, 2007, compared to $1.0 million in the prior year period.  The increase in non-interest income was primarily due to an increase of $1.9 million in other non-interest income to $2.0 million compared to $0.1 million for the prior year period.  Other non-interest income primarily consists of a $1.7 million fee generated by a New Markets Tax Credit transaction.  The Bank will receive additional non-interest income over the next eight years from the NMTC transaction.

For the nine month period ended December 31, 2007, non-interest income increased $4.2 million, or 266.4%, to $5.8 million compared to $1.6 million for the prior year period.  The increase in non-interest income was primarily due to an increase of $2.0 million in other non-interest income to $2.3 million compared to $0.3 million and an increase of $0.5 in loan fees and service charges to $1.2 million compared to $0.7 million, respectively, for the prior year period.  Other income primarily consists of a $1.7 million fee generated by a New Markets Tax Credit transaction.  The prior year period included a $1.3 million charge related to the balance sheet repositioning.

Non-Interest Expense

For the quarter ended December 31, 2007, total non-interest expense increased $2.1 million, or 35.3%, to $8.0 million compared to $5.9 million for the prior year period.  The increase in non-interest expense was primarily due to increases of $0.6 million in employee compensation and benefits to $3.4 million compared to $2.8 million, $0.2 million in net occupancy expense to $0.9 million compared to $0.7 million, $0.3 million in equipment net to $0.8 million compared to $0.5 million and $1.0 million in other non-interest expense to $2.8 million compared to $1.8 million, respectively, for the prior year period.  The $0.6 million increase in employee compensation and benefits primarily reflects investments in new talent, primarily in the retail, lending and accounting departments.  The $1.0 million in other non-interest expense includes consulting assistance on several projects, and costs recognized following termination of a potential strategic transaction.

During the nine month period ended December 31, 2007, non-interest expense increased $4.8 million, or 28.5%, to $21.7 million compared to $16.9 million for the prior year period.  The increase in non-interest expense was primarily due to increases of $2.3 million in employee compensation and benefits to $9.7 million compared to $7.4 million, $0.8 million in net occupancy expense to $2.7 million compared to $1.9 million, and $2.6 million increase in other expenses to $7.3 million compared to $4.7 million, respectively, for the prior year period, offset by a decrease of $1.3 million in merger related expenses in the prior year period.  The increase in employee compensation and benefits is primarily due to the CCB acquisition and investments in new talent, primarily in the retail, lending and accounting departments. The $2.6 million increase in other expense includes consulting assistance on several projects, and costs recognized following termination of a potential strategic transaction.

Income Tax Expense

For the quarter ended December 31, 2007, income tax benefit decreased $43,000, or 13.8%, resulting in a tax benefit of $0.3 million for both the current and the prior year period.  The reduction in tax benefit reflects income before income taxes of $1.3 million for the quarter ended December 31, 2007 compared to $1.1 million in the prior year period.  The current period income tax expense of $0.3 million was offset by the benefit of the NMTC award totaling $0.6 million for the quarter ended December 31, 2007.  The Company is expected to receive benefits from the NMTC award on its $40 million investment over approximately seven years.

For the nine month period ended December 31, 2007, income tax benefit decreased $0.1 million, resulting in a tax benefit of $0.2 million compared to a tax benefit of $0.3 million for the prior year period.  The reduction in tax benefit reflects income before income taxes of $3.3 million for the nine month period ended December 31, 2007 compared to $1.0 million for the prior year period.  The income tax expense of $1.2 million for the nine month period ended December 31, 2007 was offset by the benefit of the NMTC award totaling $1.4 million.

ITEM 3.          Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2007 in Item 7A of the Company’s 2007 Form 10-K and is incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at December 31, 2007 compared to March 31, 2007.

ITEM 4.          Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.          Legal Proceedings

Disclosure regarding legal proceedings to which the Company is a party is presented in Note 13 to the audited Consolidated Financial Statements in the 2007 Form 10-K and is incorporated herein by reference.  There have been no material changes with regard to such legal proceedings since the filing of the 2007 Form 10-K.

ITEM 1A.       Risk Factors

For a summary of risk factors relevant to the Company’s operations, see Part I, Item 1A, “Risk Factors,” in the Company’s 2007 Form 10-K.  There has been no material change in risk factors relevant to the Company’s operations since March 31, 2007.

ITEM 2.          Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, the Company purchased an additional 6,500 shares of its common stock under its stock repurchase program.  As of December 31, 2007, the Company has purchased a total of 152,674 shares at an average price per share of $16.44.

Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan (1)	Total number of shares that may yet be purchased (2)

October 1, 2007 to October 31, 2007	-	-	-	85,461
November 1, 2007 to November 30, 2007	-	-	-	85,461
December 1, 2007 to December 31, 2007	6,500	$14.29	6,500	78,961

(1) The Company’s stock purchase program was announced on August 2002 without an expiration date.

(2) As part of the stock repurchase program, the Company approved the repurchase of up to 231,635 shares of its common stock.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.          Other Information

Not applicable.

ITEM 6.          Exhibits

The following exhibits are submitted with this report:

Exhibit 3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

Exhibit 3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (2)

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1(*)	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2(*)	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated by reference to Exhibits 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

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

CARVER BANCORP, INC.

Date: February 14, 2008	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	/s/ Roy Swan
Roy Swan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)