Form 10-K
period 2008-03-31
CARVER BANCORP INC
filed 2008-07-01
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 1-13007

CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3904174
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 West 125th Street, New York, New York	10027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 230-2900

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Global Market
(Title of Class)	(Name of each Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 20, 2008, there were 2,474,738 shares of common stock of the registrant outstanding.  The aggregate market value of the Registrant’s common stock held by non-affiliates, as of September 28, 2007, the last day of registrant's most recently completed second fiscal quarter (based on the closing sales price of $15.85 per share of the registrant’s common stock on September 28, 2007) was approximately $39,319,444.

 DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2008 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

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

Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements that we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.   The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.    For a discussion of additional factors that could adversely affect our future performance, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.  BUSINESS

OVERVIEW

Carver Bancorp, Inc., a Delaware corporation (the “Holding Company”), is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its ten branches and ten stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities are now experiencing unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Today, Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and financial advice for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act examination in 2006. The examination report noted that 95% of Carver’s loan originations were within low- to moderate-income geographies, which far exceeded peer institutions.  The Bank has approximately $796 million in assets as of March 31, 2008 and employs approximately 187 employees as of May 31, 2008.

Carver Federal engages in a wide range of consumer and commercial banking services.  Carver Federal provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking including online bill pay, and telephone banking.  Through its affiliation with Merrill Lynch & Co. (“Merrill Lynch”), Carver Federal offers a comprehensive range of wealth management products.

Carver Federal offers loan products covering a variety of asset classes, including commercial and residential mortgages, construction loans and business loans.  The Bank finances mortgage and loan products through deposit operations or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

The Bank’s primary market area for deposits consists of areas currently served by its ten branches.  The Bank’s branches are located in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas.  However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, has contributed to stimulate significant real estate and commercial development in the Bank’s market area.   The Bank believes that the demographics of its primary market area are changing as a result of the increase in real estate development in recent years.  The expected change in income demographics supports the Bank’s strategy to provide commercial banking products and, through its affiliation with Merrill Lynch & Co., wealth management products.

The Bank’s primary lending market includes Bronx, Kings, New York and Queens Counties in New York City, and lower Westchester County, New York.  Although the Bank’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank is facing increased competition for deposits and mortgage lending in its market areas.  Management believes that this competition has become more intense as a result of the improving economic conditions in the Bank’s market area and an increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act (“CRA”). The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions. The Bank’s most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank’s competitors have substantially greater resources and offer a wider array of financial services and products.  At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits.  These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and growing its near term profitability.

Carver Federal’s long history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with other competitors that have entered its market.

In addition, Carver Federal has successfully competed with larger financial institutions in a number of competitions for government grants and other awards.  In June 2006, Carver Federal won a $59 million New Markets Tax Credit (“NMTC”) award.  That amount compared favorably with awards won by U.S.-based global financial institutions.  Carver Federal believes its strong lending and community financial literacy platforms position the Bank well to compete for awards under this and other programs designed to expand financial services in markets served by Carver Federal.

The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive a 39% tax credit on the amount it invests directly in NMTC-qualifying projects (5% over each of the first three years, and 6% over each of the next four years).  Implementation of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.  In December 2007, the Bank invested an additional $10.5 million and transferred rights to $19.0 million to an investor in a NMTC project.  As a result, the Bank’s NMTC allocation has now been fully invested.  The Company expects to receive additional NMTC tax benefits of 39% on the $40.0 million directly invested, or approximately $12.1 million, over the next six years.

The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to the $59 million NMTC award.

GENERAL

Carver Bancorp, Inc.

The Holding Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust. The Trust was formed in September 2003 for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company.  Collectively, the Holding Company, the Bank and the Holding Company’s other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”

On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share.  On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Holding Company.

On April 5, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (“CCB”), a Brooklyn-based community bank, in a cash transaction valued at $11.1 million, or $40.00 per CCB share.  On September 29, 2006, the Bank acquired CCB, with approximately $165.4 million in assets and two branches. The Bank incurred an additional $0.9 million in transaction costs related to the acquisition.  The acquisition of CCB and its award-winning small business lending platform has expanded the Company’s ability to capitalize on substantial growth in the small business market.  The Company continues to evaluate acquisition opportunities as part of its strategic objective for long term growth.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2008, this subsidiary had $1.2 million in total assets and a minimal net operating loss.  During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2008, CAC owned mortgage loans carried at approximately $109.9 million and total assets of $126.1 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity whose purpose is to make qualified loans or other investments in low- to moderate-income communities.

On October 5, 2006, Carver Federal established Carver Municipal Bank (“CMB”), a wholly-owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services. The Bank invested $2.0 million of capital into CMB at its formation. In the State of New York, municipal entities may deposit funds only with commercial banks, other than through limited exceptions, and CMB provided Carver Federal with a platform to enter into this line of business.  As of March 31, 2008, Carver Federal has discontinued the operations of CMB.  CMB is currently in the process of being dissolved. The $2.0 million capital invested will revert back to the Bank.

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

In addition, certain other basic corporate documents, including the Company's Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of the Company's Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of the Company's annual meeting are posted on the Company's website.  Printed copies of these documents are also available free of charge to any stockholder who requests them.  Stockholders seeking additional information should contact the Corporate Secretary’s office by mail at 75 West 125th Street, New York, New York 10027 or by e-mail at corporatesecretary@carverbank.com.  The information on the Company's website is not part of this annual report.

Lending Activities

General.  Carver Federal engages in a number of lending activities including the origination or purchase of first mortgage loans for the purpose of purchasing or refinancing one- to four-family residential, multifamily, and commercial properties; the origination or participation in loans for the construction or renovation of commercial properties and residential housing developments; permanent loan financing subsequent to the completion of existing construction lending; and the origination and participation in business loans primarily for small business entities.  Occasionally, Carver Federal purchases loans as a supplement to loan originations to achieve its loan growth objectives.

Loan Portfolio Composition.  Total loans receivable increased by $46.8 million, or 8.0%, to $632.8 million at March 31, 2008 compared to $586.0 million at March 31, 2007.  Carver Federal’s total loans receivable, net, as a percentage of total assets increased to 79.5% at March 31, 2008 compared to 78.5% at March 31, 2007.  One- to four-family mortgage loans totaled $103.4 million, or 16.3% of Carver Federal’s total loans receivable.  At March 31, 2008, the Bank had $1.5 million in subprime loans, or 0.2% of its total loan portfolio.  All the Bank's subprime loans are performing loans. Multifamily loans totaled $78.7 million, or 12.4% of total loans receivable; non-residential real estate loans, which includes commercial and church loans, totaled $238.5 million, or 37.6% of total loans receivable; construction loans (net of committed but undisbursed funds), totaled $158.9 million, or 25.1% of total loans receivable; business loans totaled $52.1 million, or 8.2% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.7 million, or 0.3% of total loans receivable.  For additional information regarding Carver Federal’s loan portfolio, refer to Note 5 of Notes to Consolidated Financial Statements, “Loans Receivable, Net.”

Carver Federal, over the past years and to a lesser degree in fiscal 2008, pays a premium when the effective yield on the loans being purchased is greater than the current market rate for comparable loans.  These premiums are amortized as the loan is repaid.  It is possible that, in a declining interest rate environment, the rate or speed at which loans repay may increase which may have the effect of accelerating the amortization of the premium and therefore reducing the effective yield of the loan.  Total premiums Carver Federal paid on purchased loans decreased by $0.3 million, or 26.8%, to $0.7 million at March 31, 2008 compared to $1.0 million at March 31, 2007.

Carver Federal receives a discount when the effective yield on the loans being purchased is less than the current market rate for comparable loans.  Certain fees (net of origination expenses) on originated loans are deferred and amortized over the life of the loan.  These discounts and net deferred fees are amortized as the loan is repaid.  It is possible that, in a rising interest rate environment, the rate or speed at which loans repay may decrease which may have the effect of decelerating the amortization of the discounts and net deferred fees and therefore reducing the effective yield of the loan.  Total discounts and deferred fees increased by $0.2 million, or 23.6%, to $1.2 million at March 31, 2008 compared to $1.0 million at March 31, 2007.

Allowance for loan losses decreased $0.5 million to $4.9 million at March 31, 2008 compared to $5.4 million at March 31, 2007.  During fiscal 2008, $0.8 million in net charge-offs were recorded, which were partially offset when the Bank recorded a $0.2 million provision for loan losses during fiscal 2008.  See Note 5 of Notes to Consolidated Financial Statements, “Loans Receivable, Net” and “—Asset Quality—Asset Classification and Allowance for Losses.”

One- to Four-Family Residential Lending.  Traditionally, Carver Federal’s lending activity has been in part the origination and purchase of loans secured by first mortgages on existing one- to four-family residences, although no one- to four-family loans were purchased in fiscal 2008.  Carver Federal originates and purchases one- to four-family residential mortgage loans in amounts that usually range between $35,000 and $0.8 million.  Approximately 87% of the one- to four-family residential mortgage loans maturing in greater than one year at March 31, 2008 were adjustable rate and approximately 13% were fixed-rate.  Beginning in fiscal 2007, Carver Federal shifted its efforts from primarily originating and purchasing one- to four-family residential loans to originations and participations in more profitable non-residential and construction real estate loans.  One- to four-family residential real estate loans increased $2.5 million to $103.4 million or 16.3% of the gross loan portfolio at March 31, 2008 compared to March 31, 2007.

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

Carver Federal’s fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale.  From time to time the Bank has sold such loans to the Federal National Mortgage Association (“FNMA”), the State of New York Mortgage Agency (“SONYMA”) and other third parties.  Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released.  Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained.  At March 31, 2008, the Bank, through its sub-servicers, serviced $44.5 million in loans for FNMA and $7.5 million for other third parties.

Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one- to four-family residential mortgage loans.  These loans are generally retained in Carver Federal’s portfolio although they may be sold in the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury or Federal Home Loan Bank (“FHLB”) securities, respectively, adjusted to a constant maturity (usually one year), plus a margin.  The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

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

As of March 31, 2008, the Bank was finalizing plans to outsource its residential one- to four- family mortgage origination operations.  We expect this arrangement will expand our product base and improve customer service, while reducing costs to the Company.

Multifamily Real Estate Lending. Traditionally, Carver Federal in part originates and purchases multifamily loans, although no multifamily loans were purchased in fiscal 2008.  Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multifamily property lending entails additional risks compared to one- to four-family residential lending.  For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units.  Carver Federal's multifamily loan portfolio decreased $13.2 million in fiscal 2008, or 14.4% to $78.7 million, 12.4% of Carver Federal’s gross loan portfolio at March 31, 2008.

Carver Federal’s multifamily product guidelines generally require that the maximum LTV not exceed 80% based on the appraised value of the mortgaged property.  The Bank generally requires a Debt Service Coverage Ratio (“DSCR”) of at least 1.15 on multifamily loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment.  Carver Federal originates and purchases multifamily mortgage loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods.  The Bank occasionally originates fixed rate loans with greater than five year terms.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a loan risk-rating system.  All commercial real estate loans are risk-rated internally at the time of origination.  In addition, to evaluate changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of multifamily real estate loan relationships of $250,000 to $2.0 million, and at least semi-annually prepares a written report for all relationships exceeding $2.0 million.  Summary reports are then reviewed by the Internal Asset Review Committee for changes in the credit profile of individual borrowers and the portfolio as a whole.

Non-residential Real Estate Lending.  Carver Federal’s non-residential real estate lending activity consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in its market area.  Non-residential real estate lending entails additional risks compared with one- to four-family residential and multifamily lending.  For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property.  Carver Federal’s maximum LTV on non-residential real estate mortgage loans is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.20 on non-residential real estate loans.  The Bank also requires the assignment of rents of all tenants’ leases in the mortgaged property, which serves as additional security for the mortgage loan.  At March 31, 2008, non-residential real estate mortgage loans totaled $238.5 million, or 37.7% of the gross loan portfolio.  This balance reflects a year-over-year increase of $35.3 million, which is consistent with the Bank’s objective of investing in higher yielding loans.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches.  At March 31, 2008, loans to churches totaled $18.3 million, or 2.8% of the Bank’s gross loan portfolio.  These loans generally have five-, seven- or ten-year terms with 15-, 20- or 25-year amortization periods and a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio.  The Bank provides construction financing for churches and generally provides permanent financing upon completion of construction.  There are currently 28 church loans in the Bank’s loan portfolio.

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

Construction Lending.  The Bank originates or participates in construction loans for new construction and renovation of churches, multifamily buildings, residential developments, community service facilities and affordable housing programs.  Carver Federal also offers construction loans to qualified individuals and developers for new construction and renovation of one- to four-family, multifamily, mixed use and commercial real estate in the Bank’s market area.  The Bank’s construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank’s mortgage loans on existing properties.  The loans provide for disbursement in stages as construction is completed.  Participation in construction loans may be at various stages of funding.  Construction terms are usually from 12 to 24 months.  The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds.  Borrowers must satisfy all credit requirements that apply to the Bank’s permanent mortgage loan financing for the mortgaged property.  Carver Federal has established additional criteria for construction loans to include an engineer’s plan and cost review on all construction budgets with appropriate interest reserves for loans in excess of $250,000.

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

At March 31, 2008, the Bank had $158.9 million (net of $74.9 million of committed but undisbursed funds) in construction loans outstanding, comprising 25.0% of the Bank’s gross loan portfolio.  The balance at March 31, 2008 reflects a $21.2 million, or 15.4%, increase over fiscal 2007, consistent with the Bank’s objective of investing in higher yielding loans.  Purchased construction loans represent 84.5% of total construction loans in portfolio.   The Bank’s primary source of construction loan purchases is with Community Preservation Corporation, a private not-for-profit corporation sponsored by more than 90 commercial banks, savings institutions and insurance companies that provides mortgage, construction and other lending for housing needs with the goal to revitalize low- and mixed-income communities.

Business Loans.  Carver Federal’s small business lending portfolio, excluding the discount to fair market value at acquisition, increased by $0.9 million to $52.1 million or 8.2% of the Bank’s gross loan portfolio.  Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments.  During the fourth quarter of the fiscal year ended March 31, 2005, Carver Federal’s Board of Directors (the “Board”) authorized the Bank to provide back-up liquidity for highly rated U.S. corporate commercial paper borrowers with a minimum short term debt rating of A-1/P-1 (“CP Back-up”).  As of March 31, 2008, the Bank had entered into two CP back-up facilities, one for $9.0 million with a AAA rated U.S. corporate borrower and one for $6.0 million with an A+ rated U.S. corporate borrower.  The facilities are not expected to be drawn as they provide alternate liquidity to the borrowers.  The Bank is paid a commitment fee for this product.

Consumer and other Loans.  At March 31, 2008, the Bank had $1.7 million in consumer and other loans, or 0.3% of the Bank’s gross loan portfolio.  At March 31, 2008, $1.3 million, or 77.4%, of the Bank’s consumer loans were unsecured loans, consisting of  consumer loans other than loans secured by savings deposits, and $0.4 million, or 22.6%, were secured by savings deposits.

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

The underwriting and loan processing for residential loans is initiated internally but undergoes subsequent review by an outsourced third party provider for loans with LTV ratios greater than 80% that require private mortgage insurance.  A commercial real estate loan application is completed for all multifamily and non-residential properties which the Bank finances.  Prior to loan approval, the property is inspected by a loan officer.  As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s).   Business loan applications are completed for all business loans.  Most business loans are secured by real estate, personal guarantees, and/or guarantees by the United States Small Business Association (“SBA”) or Uniform Commercial Code (“UCC”) filings.  The loan approval process considers the credit history of the applicant, collateral, cash flows and purpose and stability of the business.

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

Loans-to-One-Borrower.  Under the loans-to-one-borrower limits of the United States Office of Thrift Supervision (“OTS”), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank.  See “—Regulation and Supervision—Federal Banking Regulation—Loans- to-One-Borrower Limitations.” At March 31, 2008, the maximum loans-to-one-borrower under this test would be $9.7 million and the Bank had no relationships that exceeded this limit.

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

Loan Originations and Purchases.  Loan originations, including originated for sale, were $182.7 million in fiscal 2008 compared to $130.0 million in fiscal 2007.  These loan origination results in fiscal 2008 and fiscal 2007 can be attributed to strong market conditions and the Bank’s commitment to maintain and increasing its market share.

 During fiscal 2008, in order to supplement its origination efforts, Carver Federal purchased a total of $29.7 million of mortgage loans, consisting of performing construction and non-residential mortgage loans.  This represented 14.0% of Carver Federal’s purchases and originations of its loan portfolio during fiscal 2008.  The Bank purchases loans in order to increase interest income and to manage its liquidity position.  The Bank continues to shift its loan production emphasis to take advantage of the higher yields and better interest rate risk characteristics available on business loans, multifamily and non-residential real estate mortgage loans, including those in construction, as well as to increase its participation in multifamily and non-residential real estate mortgage loans with other New York metropolitan area lenders.  Loans purchased decreased by $28.5 million, or 48.9%, to $29.7 million for fiscal 2008 compared to $58.2 million for fiscal 2007, primarily due to the Bank’s focus on origination of  higher yield loans.

The following table sets forth certain information with respect to Carver Federal’s loan originations, purchases and sales for the fiscal years ended March 31 (in thousands):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One- to four-family	$39,060	18.38%	$32,381	17.21%	$15,132	7.29%
Multifamily	13,118	6.17%	8,657	4.60%	18,063	8.71%
Non-residential	48,743	22.94%	31,108	16.53%	33,582	16.18%
Construction	61,021	28.72%	56,834	30.20%	44,040	21.23%
Business	18,982	8.93%	730	0.39%	-	-%
Consumer (1)	1,804	0.85%	282	0.15%	532	0.26%
Total loans originated	182,728	86.00%	129,992	69.08%	111,349	53.67%
Loans purchased (2)	29,736	14.00%	58,191	30.92%	96,140	46.33%
Total loans originated and purchased	212,464	100.00%	188,183	100.00%	207,489	100.00%
Loans sold (3)	(17,716)		(30,778)		(22,543)
Net additions to loan portfolio	$194,748		$157,405		$184,946

(1) Comprised of personal and credit card loans.
(2) Comprised of primarily construction and non-residential mortgage loans and business loans.
(3) Comprised of primarily one- to four-family mortgage loans.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates.  The Bank’s purchased loans are generally acquired without recourse, with certain exceptions related to the seller’s compliance with representations and warranties, and in accordance with the Bank’s underwriting criteria for originations.  In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at the time by the Bank in connection with the loans the Bank originates.  The Bank initially seeks to purchase loans in its market area, however, the Bank will purchase loans secured by property secured outside its market area to meet its financial objectives.  The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal’s market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal’s market area.  There can be no assurance that economic conditions in these out-of-state markets will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.  During fiscal 2008, the properties securing purchased loans were concentrated primarily in the tri-state New York area.

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

Loan Maturity Schedule.  The following table sets forth information at March 31, 2008 regarding the amount of loans maturing in Carver Federal’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity.  Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal’s actual repayment experience to differ significantly from that shown below  (in thousands):

	Loan Maturities
	<1 Yr.	1-2 Yrs.	2-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10-20 Yrs.	20+ Yrs.	Total
Gross loans receivable:
One to four-family	$14	$13	$290	$364	$1,981	$25,895	$74,862	$103,419
Multifamily	1,229	1,183	126	9,927	20,177	27,645	18,370	78,657
Non-residential	3,031	16,592	10,741	22,371	94,767	75,607	15,399	238,508
Construction	124,351	33,126	-	-	1,400	-	-	158,877
Business	18,958	9,153	951	5,128	8,864	6,391	2,664	52,109
Consumer	217	44	33	945	392	88	9	1,728
Total	$147,800	$60,111	$12,141	$38,735	$127,581	$135,626	$111,304	$633,298

The following table sets forth as of March 31, 2008 amounts in each loan category that are contractually due after March 31, 2009 and whether such loans have fixed or adjustable interest rates.  Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets.  The average life of long term loans is substantially less than their contractual terms due to prepayments.  In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans (in thousands):

	Due After March 31, 2009
	Fixed	Adjustable	Total
Gross loans receivable:
One- to four-family	$13,460	$89,945	$103,405
Multifamily	22,926	54,502	77,428
Non-residential	72,147	163,330	235,477
Construction	-	34,526	34,526
Business	7,741	25,410	33,151
Consumer	1,511	-	1,511
Total	$117,785	$367,713	$485,498

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

When a borrower fails to make a payment on a consumer loan, steps are taken by Carver Federal’s loan servicing department to have the delinquency cured and the loan restored to current status.  A late notice is mailed to the borrower immediately and a late charge is imposed, if applicable, once the payment grace period has expired (15 days after the due date).  If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency.  If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date.  If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account.  If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower.  If the loan remains delinquent, it is reviewed for charge-off.  The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

The following table sets forth information with respect to Carver Federal’s non-performing assets as of March 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$567	$173	$1,098	$149	$558
Multifamily	-	3,886	763	167	1,532
Non-residential	522	-	-	665	-
Construction	-	-	865	-	23
Business	1,708	439	-	-	-
Consumer	57	12	4	17	10
Total non-accrual loans	2,854	4,510	2,730	998	2,123

Accruing loans contractually past due > 90 days	-	-	-	-	-

Total non-accrual & accruing loans past due > 90 days	2,854	4,510	2,730	998	2,123

Other non-performing assets (2):
Real estate owned	1,163	28	26	-	-
Total other non-performing assets	1,163	28	26	-	-
Total non-performing assets (3)	$4,017	$4,538	$2,756	$998	$2,123

Non-performing loans to total loans	0.43%	0.74%	0.55%	0.23%	0.60%
Non-performing assets to total assets	0.50%	0.61%	0.42%	0.16%	0.39%

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

At March 31, 2008, total non-performing assets decreased by $0.5 million to $4.0 million, compared to $4.5 million at March 31, 2007. At March 31, 2008, other non-performing assets consisted of non-accrual and accruing loans, past due greater than 90 days, of $2.9 million and other real estate owned of $1.2 million. Non-accrual loans consist of 18 small business and SBA loans, two multi-family loans and two one- to four- family loans. All are relatively small balance loans and collection efforts are progressing well. Other real estate owned of $1.2 million reflects four properties in foreclosure. One property with a loan value of $0.6 million is currently under contract to be sold and another property with a loan value of $0.4 million will be repaid by a private mortgage insurer.

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

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  During the third quarter of fiscal 2008, Carver changed its loan loss methodology to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”) (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006.  The change had an immaterial affect on the allowance for loan losses at March 31, 2008.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.  Federal examiners may disagree with the savings institution as to the appropriate level of the institution’s allowance for loan losses.  While management believes Carver Federal has established its existing loss allowances in accordance with the ALLL, there can be no assurance that regulators, in reviewing Carver Federal’s assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal’s reported financial condition and results of operations.  For additional information regarding Carver Federal’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged-off against the allowance for loan losses.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to acquisition, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide the loan.

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the years ended March 31 (dollars in thousands):

	2008	2007	2006	2005	2004

Balance at beginning of year	$5,409	$4,015	$4,097	$4,125	$4,158
Less Charge-offs:
One- to four-family	22	19	17	8	6
Business	709	50	-	-	55
Consumer	174	51	100	65	264
Total Charge-offs	905	120	117	73	325

Add Recoveries:
One- to four-family	-	2	5	-	107
Non-residential	-	2	-	-	-
Business	110	-	-	-	10
Consumer	42	43	30	45	175
Total Recoveries	152	47	35	45	292
Net loans charged-off	753	73	82	28	33
CCB acquisition allowance		1,191	-	-	-
Provision for losses	222	276	-	-	-
Balance at end of year	$4,878	$5,409	$4,015	$4,097	$4,125

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.02%	0.02%	0.01%	0.01%
Allowance to total loans	0.74%	0.89%	0.81%	0.96%	1.16%
Allowance to non-performing loans (1)	170.89%	119.93%	147.07%	410.65%	194.30%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.

The following table allocates the allowance for loan losses by asset category at March 31 (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to four-family	$324	6.6%	$373	17.2%	$565	28.9%	$528	36.7%	$355	27.8%
Multifamily	315	6.5%	1,414	15.7%	1,084	21.1%	898	24.0%	1,240	33.9%
Non-residential	1,215	24.9%	1,487	34.7%	960	31.0%	1,129	27.5%	853	28.9%
Construction	1,448	29.7%	951	23.5%	303	18.7%	212	11.4%	158	7.7%
Business	1,124	23.0%	951	8.7%	22	0.1%	10	0.1%	92	1.3%
Consumer	94	1.9%	234	0.2%	420	0.2%	544	0.3%	395	0.4%
Unallocated	358	7.3%	-	-	661	-	776	-	1,032	-
Total Allowance	$4,878	100.0%	$5,409	100.0%	$4,015	100.0%	$4,097	100.0%	$4,125	100.0%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that securities be classified into three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity.  At March 31, 2008, the Bank had no securities classified as trading.  At March 31, 2008, $20.9 million, or 54.7% of the Bank’s mortgage-backed and other investment securities, was classified as available-for-sale.  The remaining $17.3 million, or 45.3%, was classified as held-to-maturity.

Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities in order to achieve its asset/liability management goals and collateral needs.  Although mortgage-backed securities generally yield less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity.  Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws.  See “—Regulation and Supervision—Federal Banking Regulation—Qualified Thrift Lender Test” and “—Federal and State Taxation.”

At March 31, 2008, mortgage-backed securities constituted 4.8% of total assets, as compared to 5.4% of total assets at March 31, 2007.  Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA and FHLMC participation certificates.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2008, constituted $24.9 million, or 66.2%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal’s mortgage-backed securities portfolio and its maturities, refer to Note 4 of Notes to Consolidated Financial Statements, “Securities.”

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity.  Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds (See Note 4 of Notes to Consolidated Financial Statements).

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “—Regulation and Supervision—Federal Banking Regulation—Liquidity.”

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At March 31, 2008, the Bank carried no other than temporarily impaired securities.

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

In fiscal 2008, the Bank opened an additional stand-alone ATM at 362 Myrtle Ave, Brooklyn. In fiscal 2007, the Bank acquired two additional branches in Brooklyn, New York and $144.5 million in deposits resulting from its acquisition of CCB.  In fiscal 2006, the Bank opened one additional stand-alone ATM in Bedford Stuyvesant, Brooklyn. During fiscal 2005 the Bank opened two branches as well as two stand-alone ATMs.  The first branch and ATM were opened in July 2004 at Atlantic Terminal in Fort Greene, Brooklyn.  A second ATM at 116th Street and a branch at 145th Street in Harlem were opened in December 2004 and January 2005, respectively.    The Bank’s branches on 116th Street and 145th Street in Harlem and in Jamaica operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits.  As of March 31, 2008, Carver Federal held $119.1 million in BDD deposits.  At March 31, 2008 the Bank held $63.0 million in brokered deposits, specifically certificates of deposits.  Included in brokered deposits are $25.0 million of deposits through CDARS (Certificates of Deposit Account Registry Service).  The CDARS product offers customers a convenient way to enjoy full federal deposit insurance on deposits up to $30 million.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank’s funds acquisition and liquidity requirements, the rates paid by the Bank’s competitors, current market rates, the Bank’s growth goals and applicable regulatory restrictions and requirements.  For additional information regarding Bank’s deposit accounts and the related weighted average interest rates paid; and amount and maturities of certificates of deposit in specified weighted average interest rate categories refer to Note 8 of Notes to Consolidated Financial Statements, “Deposits.”

Borrowed Money.  While deposits are the primary source of funds for Carver Federal’s lending, investment and general operating activities.  Carver Federal is authorized to use advances and securities sold under agreements to repurchase (“Repos”) from the FHLB-NY and approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal’s stock in the FHLB-NY and a pledge of Carver Federal’s mortgage loan and mortgage-backed securities portfolios.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2008 of 5.85%.  The subordinated debt securities amounted to $13.3 million at March 31, 2008 and are included in other borrowed money on the consolidated statement of financial condition.  The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2008, Carver had outstanding $58.6 million in total borrowed money, consisting of the subordinated debt securities and advances from FHLB-NY.  For additional information regarding Bank’s advances from the FHLB-New York and other borrowed money refer to Note 9 of Notes to Consolidated Financial Statements, “Borrowed Money.”

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OTS.  The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”), and it is a member of the FHLB.  The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions.  The Holding Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.  The OTS and the FDIC periodically perform safety and soundness examinations of the Bank and the Holding Company and test compliance with various regulatory requirements.  The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

On December 14, 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  The Bank has evaluated the CRE Guidance to determine its compliance and, as necessary, modified its risk management practices, underwriting guidelines and consumer protection standards.  See "Lending Activities and Asset Quality” in Item 1, "Business” for discussions of our loan product offerings and related underwriting standards.

Loans to One Borrower Limitations.  The Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank’s total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank’s unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans to one borrower limitations.  At March 31, 2008, the Bank’s limit on loans to one borrower based on its unimpaired capital and surplus was $9.5 million.

Qualified Thrift Lender Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank’s business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter.  In addition, if the Bank does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB-NY as promptly as possible.  At March 31, 2008, the Bank maintained approximately 71.1% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and are consistent with the Bank’s risk profile.  At March 31, 2008, the Bank exceeded each of its capital requirements with a tangible capital ratio of 7.77%, leverage capital ratio of 7.79% and total risk-based capital ratio of 10.28%.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories.  All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.  Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion.  Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.  When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.  At March 31, 2008, the Bank was considered well-capitalized by the OTS.

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

The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board.  At March 31, 2008, there were no loans to officers or directors.

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

Assessment. The OTS charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2008, Carver paid $0.2 million in OTS assessments.

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

Insurance of Deposit Accounts

The deposits of the Bank are insured up to applicable limits by the Depositors Insurance Fund (“DIF”). The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined semi-annually by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly, and during the calendar year ending December 31, 2007, averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% to 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

The Bank’s total expense in fiscal 2008 for FDIC assessment for Financing Corporation (FICO) bonds interest payments was $0.1 million.  Due to the Bank’s favorable assessment risk classification there was no deposit insurance assessment on our deposits for fiscal 2008.

Federal Home Loan Bank System.  The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2008 of $1.6 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank’s net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $0.2 million, $0.3 million and $0.3 million for fiscal years 2008, 2007 and 2006, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2008 was 7.8%.

Under the Gramm-Leach-Bliley Act, as amended (“GLB”), which repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank.  GLB also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.  Two classes of stock are authorized:  Class A (redeemable on six months notice) and Class B (redeemable on five years notice).  Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLB, the FHLB has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB stock.  Under the new capital plan, each member of the FHLB will have to maintain a minimum investment in FHLB capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

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

Privacy Protection.  Carver Federal is subject to OTS regulations implementing the privacy protection provisions of GLB.  These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information.  These regulations implement certain provisions of GLB.  The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.  The Bank has a policy to comply with the foregoing guidelines.

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

GLB restricts the powers of new unitary savings and loan holding companies.  Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Holding Company, retain their authority under the prior law.  All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under GLB.  GLB also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

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

New York State Banking Laws and Regulations.   On October 5, 2006, Carver Federal established a new subsidiary, CMB, as a state chartered limited purpose commercial bank in New York, to accept deposits of municipalities and other governmental entities in the State of New York. CMB is subject to extensive regulation, examination and supervision by the New York State Superintendent of Banks, as its primary regulator and the FDIC, as the deposit insurer.  As of March 31, 2008, Carver Federal has discontinued the operations of CMB.  CMB  is in the process of dissolution.

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

Other Federal Regulation.  The Bank is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.

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

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•	Prohibition on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

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

Bad Debt Reserves.  Prior to fiscal 2004, the Bank met the requirement as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank’s taxable income.  Since fiscal year 2004, the Bank has not been considered to be a small bank because its total assets have exceeded $500 million.

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

State and Local Taxation

State of New York.  The Bank and the Holding Company are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank’s deductions for additions to its reserve for bad debts.  The New York State franchise tax rate based upon entire net income for fiscal 2008 and 2007 was 8.63 % and 9.03%, respectively, (including the Metropolitan Commuter Transportation District Surcharge) of net income.  In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.  Sixty percent of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income.  Distributions to Carver Federal received from CAC are eligible for the New York State dividends received deduction.  However, the Holding Company was subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for fiscal 2007 based upon alternative entire net income.  For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.

New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

New York City.  The Bank and the Holding Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City.  In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.  The Bank and the Holding Company also are subject to New York City banking corporation tax of 3% on alternative entire net income allocated to New York City.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of June 15, 2008.  Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

Deborah C. Wright, age 50, has served as President and Chief Executive Officer and a Director of the Holding Company and Carver Federal since June 1, 1999. In February 2005, Ms. Wright was elected Chairman of the Board.  Prior to joining Carver, Ms. Wright was President & Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she held since May 1996.

Roy Swan, age 44, is Executive Vice President and Chief Financial Officer.  He joined Carver in May 2005 from Time Warner Inc., where he had been Vice President, Finance & Administration since March 2003.  From March 1999 to March 2003, Mr. Swan was a Principal and Vice President in Mergers & Acquisitions at Hambrecht & Quist and successor firm J.P. Morgan Securities.  Prior to that, Mr. Swan held positions at other investment banks including Salomon Brothers and The First Boston Corporation, and at the law firm of Skadden, Arps, Slate, Meagher & Flom.  Mr. Swan was Chief Investment Officer of the Upper Manhattan Empowerment Zone Corporation from May 1996 to April 1998, where Ms. Wright was President and CEO.  Roy serves on the boards of The Dalton School, the Brick Church School and the Partnership for After School Education (“PASE”).  He earned an A.B. degree from Princeton University and a J.D. degree from Stanford Law School.

Charles F. Koehler, age 64, is the Executive Vice President of the Lending Department at Carver Federal Savings Bank, effective September 30, 2006. Prior to this appointment, he served as the President and CEO of Community Capital Bank since 1998. He has an extensive background in many phases of banking with over 40 years experience primarily in the credit arena. He is the Chairman of the Board of the Brooklyn Economic Development Corporation, which has recently received an award from New York State as the number one rated Non-Profit Organization. He also serves as a Director of the Brooklyn Educational Opportunity Corporation, a Division of SUNY.

Susan M. Ifill, age 48, is Senior Vice President and Chief Retail Officer of Carver Federal Savings Bank and joined the organization in January 2007 after 28 years at Bank of America.  Prior to her current position, Ms. Ifill led a group of 23 Client Managers in the Premier Banking Division of Bank of America.  Ms. Ifill has held numerous roles of increasing responsibility, including Director of both the Trust Advisory Group and Client Distribution Group, in the Private Bank, Director of Employee Banking Services, and held various senior management roles in Corporate Learning & Development, and the Retail Banking Division.  Ms. Ifill serves on the Board of Directors for Association for Children of New Jersey and the Board of Trustees for Cambridge College in Boston.  Ms. Ifill attended the University of Massachusetts – Dartmouth for her undergraduate work and earned a masters degree in Management and certification in Negotiation and Conflict Resolution from Cambridge College.

James H. Bason, age 53, is Senior Vice President and Chief Lending Officer.  He joined Carver in March 2003.  Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986).  At The Bank of New York he was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing.  At Barclays, Mr. Bason began his career in residential lending and eventually became the bank’s CRA officer.  Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego.

Carmelo Felix, age 59, is Senior Vice President and Chief Auditor.  Mr. Felix joined Carver in January 2005.  He was previously Deputy General Manager at Korea Exchange Bank’s Regional Headquarters for the Americas where he was responsible for the administration of the bank’s Internal Audit Department in the Western Hemisphere.  Mr. Felix earned a B.A. in Accounting from Pace University.

Margaret D. Roberts, age 57, is Senior Vice President and Chief Human Resources Officer.  Ms. Roberts joined Carver in November 1999 as Senior Vice President and Chief Administrative Officer from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources.  Prior to that, Ms. Roberts was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management.  Ms. Roberts also has 10 years of systems and technology experience from various positions held at JP Morgan and Chase Manhattan Bank.  Ms. Roberts earned a B.P.S. degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional (CCP) by the World at Work Society of Certified Professionals and a Senior Professional Human Resources (SPHR) by the Human Resource Certification Institute.

Michael A. Trinidad, age 51, is Senior Vice President and Controller.  He joined Carver in June 2007.  Previously, Mr. Trinidad was First Vice President and Corporate Accounting Manager at Independence Community Bank, a position he held since 1997.  Mr. Trinidad was employed at Independence Community Bank since 1989, where he held various managerial roles with increasing responsibilities in the Corporate Accounting Group.  In 2006, Independence Community Bank was acquired by Sovereign Bancorp Inc.  Prior to Independence, Mr. Trinidad was employed by Greater New York Savings Bank (acquired by Astoria Financial Corp. in 1997).  At Greater New York, Mr. Trinidad held various managerial roles in Accounting, Lending and Information Technology Groups.  Mr. Trinidad earned a B.B.A in Accounting Information Systems from Pace University.

Blondel A. Pinnock, age 40, is Senior Vice President, Carver Federal and President of CCDC.  Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President at Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over a ten year experience in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas.  Prior to her tenure at Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit, where she assisted in the implementation of the City's real estate tax programs for low, moderate and market rate projects.  She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.

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

During fiscal 2008, the Federal Open Market Committee (“FOMC”) lowered the federal funds rate six times (a total of 300 basis points).  U.S. Treasury yields on five and ten year maturities continued to decline during fiscal 2008 from fiscal 2007; thirteen week maturities have also declined in fiscal 2008 from fiscal 2007.  This has resulted in a change in the U.S. Treasury yield curve from a flat and at times inverted yield curve back to its typical upward slope.  The Bank’s short-term borrowings, as well as its deposits, are generally priced relative to short-term U.S. Treasury yields, whereas its mortgage loans and mortgage-backed securities are generally priced relative to medium-term (two-to-five years) U.S. Treasury or FHLB yields.  A flat or inverted yield curve could cause the Company's net interest income and net interest margin to contract, which could have a material adverse effect on its net income and cash flows, and the value of its assets.  Interest rates are expected to continue to fluctuate and the Company cannot predict future Federal Reserve Bank actions or other factors that will cause rates to change.

The estimated fair value of the Company's available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  Carver Federal’s securities portfolio is comprised primarily of adjustable rate securities.  There has been an improvement in valuation of the Bank’s available for sale securities because interest rates have declined in fiscal 2008.

Carver’s results of operations are affected by economic conditions in the New York metropolitan area.  At March 31, 2008, a majority of the Bank’s lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver’s results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on our earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

During fiscal 2008, the national real estate market in general has been in a decline compared to fiscal 2007.  The slowdown in the general housing market is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. However, Carver Federal’s direct local real estate markets have been stable, which appears to be due in part to the limited availability of affordable housing alternatives in the markets in which Carver Federal operates.

 No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

Strong competition within the Bank’s market areas could hurt expected profits and slow growth.  The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than Carver Federal and with greater financial resources.  Additionally, various large out-of-state financial institutions may continue to enter the New York metropolitan area market.  All are considered competitors to varying degrees.

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

The Bank’s increased emphasis on non-residential, construction real estate lending and small business lending may create increased exposure to lending risks. At March 31, 2008, $397.4 million, or 62.7%, of our total loans receivable portfolio consisted of non-residential and construction real estate loans compared to $340.9 million, or 58.2%, at March 31, 2007.  Non-residential and construction real estate loans generally involve a greater degree of credit risk than one- to four-family loans because they typically have larger balances and are more sensitive to changes in the economy.  Payments on these loans often depend upon the successful operation and management of the underlying properties and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation (see Note 5 of Notes to Consolidated Financial Statements).

At March 31, 2008, $52.1 million, or 8.2%, of our total loans receivable consisted of business loans as compared to $51.2 million, or 8.7%, at March 31, 2007.  The Bank increased its business loan portfolio during fiscal 2007 with the acquisition of CCB.  Business loans generally involve a greater degree of credit risk than one- to four- family loans because they typically have larger balances and are more sensitive to changes in the economy.  Payments on these loans often depend upon the successful operation and management of the underlying business; repayment of such loans may be affected by factors outside the borrower's control, such as adverse economic conditions, increased competition or changes in government regulation (see Note 5 of Notes to Consolidated Financial Statements).

The Bank operates in a highly regulated industry, which limits the manner and scope of our business activities.  Carver Federal is subject to extensive supervision, regulation and examination by the OTS, the FDIC, and, to a lesser extent, by the New York State Banking Department. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

 On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risk, or the Guidance. In general, the Guidance applies to all residential mortgage loan products that allow borrowers to defer repayment of principal or interest. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.  For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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

The Bank has evaluated the Guidance for our compliance, risk management practices and underwriting guidelines as they relate to originations and purchases of the subject loans, or practices relating to communications with consumers.   The Guidance has no impact on the Company's loan origination and purchase volumes or the Company's underwriting procedures currently or in future periods.

Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.  The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC increase the scope, complexity and cost of corporate governance, reporting, and disclosure practice.  The Company has experienced, and expects to continue to experience, greater compliance costs, including design, testing and audit costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, under Section 404 of Sarbanes-Oxley, beginning with this annual report on Form 10-K, the Company’s management is required to issue a report on the Company's internal controls over financial reporting.  Beginning with Carver's fiscal 2010, Carver's management will also be required to file an auditors attestation report on the Company’s internal controls over financial reporting.  The Company expects the implementation of these new rules and regulations to continue to increase its accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that the Company is unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, Carver’s profitability and the market price of Carver’s stock may be adversely affected.

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

The Company is subject to certain risks with respect to liquidity. ''Liquidity'' refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the cash flows generated through the repayment of loans and securities; cash flows from the sale of loans and securities, typically in connection with the post-merger repositioning of our balance sheet; the deposits we acquire in connection with our acquisitions and those we gather organically through our branch network; and borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY.  In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB-NY's underwriting guidelines for wholesale borrowings may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.

A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

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

Carver’s income tax benefits risk.  The Company’s receipt of the remaining New Markets Tax Credits income tax benefits over approximately the next six years depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income to utilize the tax credits from the NMTC investment.  For additional information regarding Carver’s NMTC, refer to Item 7, “New Market Tax Credit Award.”

Carver faces system failure risks and security risks. The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems.  Fire, power loss or other failures may effect Carver’s computer equipment and other technology, or that of the Company’s third party service providers.  Also, the Company’s computer systems and network infrastructure could be damaged by "hacking" and "identity theft" which could adversely affect the results of Carver’s operations, or that of the Company’s third party service providers.

We may be required to record a charge to earnings if our goodwill or other intangible assets become impaired.  Our balance sheet includes goodwill and other identifiable intangible assets.  Under U.S. Generally Accepted Accounting Principles, if impairment of our goodwill or other identifiable intangible assets is determined we may be required to record a charge to earnings in the period of such determination.

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

A natural disaster could harm Carver’s business.  Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and financial information systems.  Such disasters may also have an impact on collateral underlying the Bank’s loans.  The Company may face higher insurance costs in the event of such disasters.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

The Bank currently conducts its business through two administrative offices and ten branches (including the 125th Street branch) and ten additional ATM locations.  Carver Federal entered into a license agreement with Merrill Lynch on March 23, 2007, to operate Investment Centers at the Bank’s Malcolm X Boulevard and Atlantic Terminal branches but does not share any other owned or leased spaces with any other businesses.  The following table sets forth certain information regarding Carver Federal’s offices and other material properties at March 31, 2008.  The Bank believes that such facilities are suitable and adequate for its operational needs.

					Lease
			Year	Owned or	Expiration	% Space
Branches	Address	City/State	Opened	Leased	Date	Utilized

Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%

Bedford-Stuyvesant Branch	1281 Fulton Street	Brooklyn, NY	1989	Owned	n/a	70%

Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%

St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2011	75%

Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2011	100%

Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	07/2018	100%

Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2004	Leased	07/2014	100%

Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	12/2009	100%

Livingston Branch	111 Livingston Street	Brooklyn, NY	2004	Leased	01/2015	100%

Sunset Park Branch	140 58th Street	Brooklyn, NY	2004	Leased	10/2010	100%

ATM Centers

West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%

West 137th Street	601 West 137th Street	New York, NY	2003	Leased	10/2013	100%

Hanson Place	1 Hanson Place	New York, NY	2004	Leased	07/2009	100%

5th Avenue	1400 5th Avenue	New York, NY	2004	Leased	08/2013	100%

Fulton Street	1950 Fulton Street	New York, NY	2005	Leased	01/2010	100%

Atlantic Avenue	625 Atlantic Avenue	New York, NY	2003	Leased	10/2013	100%

Myrtle Ave	362 Myrtle Ave	Brooklyn, NY	2007	Leased	03/2013	100%

ATM Machines*

Bedford Avenue	1650 Bedford Avenue	New York, NY

1150 Carroll Street	1150 Carroll Street	New York, NY

AirTrain	93-40 Sutphin Boulevard	Jamaica, NY

Administrative Office

MetroTech Center	12 MetroTech Center	Brooklyn, NY	2007	Leased	03/2017	100%

* Stand alone ATMs, not under real estate lease agreements

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, Carver Federal is a party to various legal proceedings incident to its business.  Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.  At March 31, 2008, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended March 31, 2008, no matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Holding Company’s common stock has been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2007.  Before that, the Company's stock was listed on the American Stock Exchange under the symbol “CNY.”  As of June 20, 2008, there were 2,474,738 shares of common stock outstanding, held by 977 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2008				Fiscal Year 2007
June 30, 2007	$17.06	$15.70	$0.10	June 30, 2006	$18.06	$16.35	$0.09
September 30, 2007	$16.75	$15.10	$0.10	September 30, 2006	$18.12	$16.40	$0.09
December 31, 2007	$16.85	$12.70	$0.10	December 31, 2006	$16.86	$15.25	$0.09
March 31, 2008	$16.44	$11.50	$0.10	March 31, 2007	$16.98	$15.50	$0.09

The Board formerly paid dividends on an annual basis and initially established the payment of a quarterly dividend to common shareholders on January 9, 2003.  Subsequently, each quarter the Board meets to determine the dividend amount per share to be declared.  On May 29, 2008, the Company’s Board of Directors declared a $0.10 cash dividend to shareholders for the fourth quarter of fiscal 2008. This represents a $0.05 per share increase from the $0.05 paid at inception of the Board establishing payment of a quarterly dividend in the fourth quarter of the fiscal year ended March 31, 2003.  The Holding Company currently expects that comparable cash dividends will continue to be paid in the future.

Under OTS regulations, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders’ equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank’s conversion to stock form.  The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank’s net income for that year plus its retained net income for the prior two years.  For information concerning the Bank’s liquidation account, see Note 12 of the Notes to the Consolidated Financial Statements.

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

On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock.  As of March 31, 2008, 159,474 shares of its common stock have been repurchased in open market transactions at an average price of $16.36 per share.  The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law.  The following table provides detail of common stock repurchases made by the Holding Company during the fourth quarter of fiscal 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2008 through
January 31, 2008	4,600	$14.51	4600	74,361
February 1, 2008 through
February 29, 2008	1,200	$15.58	1200	73,161
March 1, 2008 through
March 31, 2008	1,000	$13.07	1000	72,161
	6,800	$14.49	6,800

Carver has four equity compensation plans as follows:

(1) The Management Recognition Plan (“MRP”) which provides for automatic grants of restricted stock to certain employees and non-employee directors as of the date the plan became effective in June of 1995.  Additionally, the MRP makes provision for added discretionary grants of restricted stock to those employees so selected by the Compensation Committee of the Board who administers the plan.  There are no shares available for grant under the MRP.

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

Additional information regarding Carver’s equity compensation plans is incorporated by reference from the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement (as defined below in Item 10).

Stock Performance Graph

The graph below compares Carver Bancorp, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the AMEX Composite index, the NASDAQ Composite Index, AMEX Companies listed in SIC Code 6030-6039 and the S&P Small Cap Thrifts & Mortgage Finance Index. The graph tracks the performance of a $100 investment in our common stock, in each index and in each of the peer groups (with the reinvestment of all dividends) from 3/31/2003 to 3/31/2008.

	3/2003	3/2004	3/2005	3/2006	3/2007	3/2008

Carver Bancorp Inc.	100.00	169.67	136.84	127.22	127.05	90.65
AMEX Composite	100.00	154.59	181.53	240.62	271.66	281.78
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
SIC Code 6030-6039 (AMEX STOCKS)	100.00	132.46	150.40	169.33	164.84	85.36
S&P SmallCap Thrifts & Mortgage Finance	100.00	160.84	161.36	168.44	143.61	82.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The AMEX listed companies in SIC Codes 6030-6039 are: Federal Trust Corp., Gouverneur Bancorp Inc and Teche Holdings Company.  The companies listed in the S&P Small Cap Thrifts & Mortgage Finance Index are Anchor Bancorp Wisconsin, Bank Mutual Corp., Bankatlantic Bancorp Inc, Bankunited Financial Corp., Brookline Bancorp Inc, Corus Bankshares Inc, Dime Community Bank shares, Downey Financial Corp., First fed Financial Corp., Flagstar Bancorp Inc, Franklin Bank Corp. Delaware, Guaranty Financial Group Inc, Triad Guaranty Inc and Trustco Bank Corp. New York.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company’s consolidated financial statements and related notes (dollars in thousands):

	2008	2007	2006	2005	2004
Selected Financial Condition Data:
Assets	$796,443	$739,952	$661,396	$626,377	$538,830
Loans held-for-sale	23,767	23,226	-	-	-
Total loans receivable, net	627,916	580,551	493,432	421,987	351,900
Securities	38,172	67,117	108,286	149,335	139,877
Cash and cash equivalents	27,368	17,350	22,904	20,420	22,774
Deposits	654,663	615,122	504,638	455,870	375,519
Borrowed funds	58,625	61,093	93,792	115,299	104,282
Stockholders' equity	54,383	51,627	48,697	45,801	44,645

Number of deposit accounts	46,771	46,034	41,614	40,199	38,578
Number of branches	10	10	8	8	6

Operating Data:
Interest income	$48,132	$41,740	$32,385	$28,546	$26,234
Interest expense	22,656	19,234	13,493	9,758	8,700
Net interest income before provision for loan losses	25,476	22,506	18,892	18,788	17,534
Provision for loan losses	222	276	-	-	-
Net interest income after provision for loan losses	25,254	22,230	18,892	18,788	17,534
Non-interest income	7,861	2,869	5,341	4,075	5,278
Non-interest expense	29,870	23,339	19,134	18,696	15,480
Income before income taxes	3,245	1,760	5,099	4,167	7,332
Income tax (benefit) expense	(881)	(823)	1,329	1,518	2,493
Minority intereset, net of taxes	146	-	-	-	-
Net income	$3,980	$2,583	$3,770	$2,649	$4,839
Basic earnings per common share	$1.60	$1.03	$1.50	$1.06	$2.03
Diluted earnings per common share	$1.55	$1.00	$1.45	$1.03	$1.87
Cash dividends per common share	$0.40	$0.35	$0.31	$0.26	$0.20
			26
Selected Statistical Data:
Return on average assets (1)	0.52%	0.37%	0.60%	0.45%	0.93%
Return on average equity (2)	7.23	5.23	7.93	5.80	11.40
Net interest margin (3)	3.62	3.44	2.97	3.41	3.56
Average interest rate spread (4)	3.34	3.16	3.18	3.26	3.40
Efficiency ratio (5)	90.31	91.98	78.96	81.77	67.86
Operating expense to average assets (6)	3.92	3.34	3.04	3.21	2.97
Average equity to average assets	7.16	7.05	7.54	7.84	8.13
Dividend payout ratio (7)	24.50	34.04	20.63	24.64	9.86

Asset Quality Ratios:
Non-performing assets to total assets (8)	0.50%	0.61%	0.42%	0.16%	0.39%
Non-performing loans to total loans receivable (8)	0.43	0.74	0.55	0.23	0.60
Allowance for loan losses to total loans receivable	0.74	0.89	0.81	0.96	1.16

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

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

Fiscal 2008

Fiscal 2008 was a particularly challenging year for Carver, driven in part by the yield curve and disruptions in credit markets, followed by the threat of recession.  Nevertheless, Carver’s business held up well, as the impact of national events has not been as apparent in our core markets.  Carver was spared the brunt of the turbulent credit environment, given our limited exposure to loan and investment products of concern to the financial markets.  Although the Company's local markets have not experienced in any material respect the fallout impacting other regions across the nation, management is intensely focused on any signs of weakening conditions.  The Company believes its small business and real estate lending teams are well positioned to source attractive opportunities, and Carver remains committed to solid asset quality and accretive asset growth as top priorities.

Reported earnings increased 54% from fiscal 2007, but were flat when removing the impact of fiscal 2007’s acquisition and balance sheet restructuring.  The Company’s net interest income grew to a record level of over $25 million, following an increase in our net interest margin of 18 basis points to 3.62%.  This margin expansion resulted from a 7.8% increase in loans and deposit growth of 6.4%, although consistent with peers, core deposits are migrating to higher priced CDs.  Additionally, credit quality remained strong with non-performing loans at 0.50% of total assets.  Securities and borrowings portfolios decreased during fiscal 2008, which is consistent with the Company’s strategy to reduce lower yielding securities and invest in higher yielding mortgages and loans.  Carver’s fiscal 2008 performance was driven by three primary factors: first, Carver’s lending business continued to excel, and credit quality remained stable; second, Carver leveraged its New Markets Tax Credit award to bolster bottom line performance; and third, Carver’s asset/liability management eased margin pressure.

The Bank’s non-interest income benefited from a significant New Markets Tax Credit transaction generating a $1.7 million payment during the year, along with increased lending and retail fee generation.  With this transaction, the Bank’s $59 million award received in June 2006 has been fully invested.  Carver’s NMTC award continues to provide a Federal income tax benefit to the Company's bottom line.  The Company expects to receive additional NMTC tax benefits of approximately $12.1 million from its $40.0 million investment over approximately the next six years.

Asset quality remained solid in fiscal 2008 notwithstanding the Bank’s loan portfolio growth and diversification into small business lending.  The Company believes that the Bank’s loan loss provision recorded in fiscal 2008 and the Bank’s allowance for loan losses are adequate.

Expenses grew year over year, largely based on substantial expansion of non-interest expense of $3.6 million. The increase in expense falls into three categories: regulatory requirements (preparation for compliance with Sarbanes-Oxley Act Section 404 and recent Inter-Agency Guidance on Allowances for Loan Losses); strengthening the Bank’s back office, including the accounting, lending and retail operations departments, by adding new staff and providing temporary expertise; and engaging consultants to assist the management team to analyze significant opportunities to improve financial results. For example, the Bank engaged consultants to conduct a rigorous business optimization review to help management identify further improvements in our operations, in part through greater systems integration.  While these investments impact near-term results, they are fundamental to building the scale and infrastructure necessary for the Company to grow profitably.  During fiscal 2009, management expects to outline specific steps to improve efficiency and return on equity.  The first step should occur in the second quarter of fiscal 2009 when the Bank expects to complete outsourcing of its residential lending department. Management expects that this arrangement will expand the Bank’s product base and improve customer service, while reducing costs to the Company.

Fiscal 2009

The industry economic environment in fiscal 2009 is expected to be characterized by continued constraint in credit markets combined with the threat of stagflation.  The credit issues relate to weaknesses in residential and commercial real estate due to subprime issues and general economic conditions.  Interest rates are expected to remain low in the near term as the Federal Reserve lowered the Fed funds rate in efforts to stimulate growth.  However, inflation fears may constrain the Federal Reserve's ability to lower rates from current levels, and inflation concerns may have the impact of steepening the yield curve and encouraging the Federal Reserve to consider raising the Fed funds rate later this year.

Thrifts, many of which have business models primarily dependent on spread income from real estate loans, have been especially hard hit in this environment.  The thrift industry posted a record $5.2 billion loss in the December 2007 quarter.  In calendar year 2008 (Carver’s fiscal 2009), industry analysts expect earnings shrinkage for the sector, and expect smaller banks to suffer more than larger banks.  Carver Federal’s credit quality has been stable because its neighborhood markets have not been as severely impacted by the credit issues impacting the nation.

The outlook for fiscal 2009 reflects many of the economic and competitive factors that the Bank and the banking industry faced in fiscal 2008.  As a result, the Bank expects the operating environment to remain challenging.   In this challenging climate, the Bank will continue to focus on growth in its traditional businesses, namely the expansion of real estate loans and core deposits.  The Bank expects its new business and marketing efforts to core customer groups including small business owners, landlords, and churches and other non-profits, to drive the Bank’s deposit gathering strategy.

Carver expects its business performance in fiscal 2009 and thereafter will be propelled by several factors.  First, the small business and non-residential markets offer the opportunity for higher-yielding loans and lower costing deposits.  Management believes serving these market niches is critical to Carver’s growth and future profitability.  Second, Carver’s focus on improving its back-office operations should pay dividends in the form of efficiencies.  Third, Carver enjoys a venerable reputation in the world of community development financial institutions, and management believes that Carver may leverage that reputation to its business advantage by broadening its new business efforts to target a broader institutional audience.  Finally, management believes that growth and profitability may be accelerated by a prudent merger and acquisition strategy.  The importance of a strong and efficient operating platform has been amplified in the current regulatory environment and Carver’s competitive marketplace.

Acquisition of Community Capital Bank

On September 29, 2006, the Bank completed its acquisition of Community Capital Bank, a Brooklyn-based New York State chartered commercial bank, with approximately $165.4 million in assets and two branches, in a cash transaction totaling approximately $11.1 million.  Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation of the merger) and the Bank incurred an additional $0.9 million in transaction related costs.  The combined entities operate under Carver Federal’s thrift charter and Carver Federal continues to be supervised by the Office of Thrift Supervision.

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $0.8 million of core deposit intangibles and $5.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”).  At March 31, 2008, goodwill relating to the transaction and subsequent additional purchase accounting adjustments, primarily income taxes, sales tax assessment and professional fees, totaled approximately $6.4 million.

New Markets Tax Credit Award

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59 million in New Markets Tax Credits.  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.  In December 2007, the Bank invested an additional $10.5 million and transferred rights to $19.0 million to an investor in a NMTC project.  The Bank’s NMTC allocation was fully invested as of December 31, 2007.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years).  The Company expects to receive the remaining NMTC tax benefits of approximately $12.1 million from its $40.0 million investment over the next six years.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver’s policy with respect to the methodologies used to determine the allowance for loan losses is the most critical accounting policy.  This policy is important to the presentation of Carver’s financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

See Note 2 of Notes to Consolidated Financial Statements for a description of our summary of significant accounting policies, including those related to allowance for loan losses, and an explanation of the methods and assumptions underlying their application.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At March 31, 2008, the Bank carried no other than temporarily impaired securities.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of March 31, 2008.  During the third quarter of fiscal 2008, Carver changed its loan loss methodology to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Federal Financial Regulatory Agencies on December 13, 2006.  The change had an immaterial affect on the allowance for loan losses at March 31, 2008.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

Carver Federal maintains a loan review system, which includes periodic review of its loan portfolio and the early identification of potential problem loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral.  On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment.  Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

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

The economic environment is uncertain regarding future interest rate trends.  Management monitors the Company’s cumulative gap position, which is the difference between the sensitivity to rate changes on the Company’s interest-earning assets and interest-bearing liabilities.  In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

Stock Repurchase Program

Refer to “ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.”

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 12.47% of total rate sensitive assets at March 31, 2008.  As a result, Carver Federal’s net interest income could be negatively affected by rising interest rates and positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2008.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS.  The repricing and other assumptions are not necessarily representative of the Bank’s actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans (dollars in thousands):

	< 3 Mos.	4-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Total
Rate Sensitive Assets:
Loans	$171,827	$65,102	$113,724	$127,919	$70,390	$107,599	$656,561
Mortgage Backed Securities	5,265	6,297	8,728	943	2,823	12,756	36,812
Federal Funds Sold	10,500	-	-	-	-	-	10,500
Investment Securities	-	-	-	-	1,360	-	1,360
Total interest-earning assets	187,592	71,399	122,452	128,862	74,573	120,355	705,233

Rate Sensitive Liabilities:
NOW accounts	2,167	2,500	5,999	5,086	6,726	5,689	28,167
Savings Accounts	9,681	11,168	26,798	22,719	30,042	25,411	125,819
Money market accounts	3,502	4,040	9,694	8,218	10,867	9,192	45,513
Certificate of Deposits	136,426	162,345	25,690	12,739	399	6	337,604
Borrowings	1,000	14,108	-	30,142	-	-	45,250
Total interest-bearing liabilities	152,776	194,161	68,181	78,904	48,034	40,298	582,353

Interest Sensitivity Gap	$34,816	$(122,762)	$54,271	$49,958	$26,539	$80,057	$122,879

Cumulative Interest Sensitivity Gap	$34,816	$(87,946)	$(33,675)	$16,283	$42,822	$122,879
Ratio of Cumulative Gap to Total Rate
Sensitive assets	4.94%	-12.47%	-4.77%	2.31%	6.07%	17.42%

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

Presented below, as of March 31, 2008, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points and 50 basis points plus or minus changes in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank’s current capital position.  The Bank considers its level of interest rate risk for fiscal 2008, as measured by changes in NPV, to be “minimal”.  The information set forth below relates solely to the Bank; however, because virtually all of the Company’s interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company’s interest rate risk (dollars in thousands):

		Net Portfolio Value			NPV as % of PV of Assets
Change in Rate		$ Amount	$ Change	% Change	NPV Ratio	Change
+300	bp	99,028	-15,954	-14%	12.27%	-154	bp
+200	bp	102,962	-12,020	-10%	12.65%	-117	bp
+100	bp	108,631	-6,351	-6%	13.21%	- 60	bp
+50	bp	111,870	-3,112	-3%	13.52%	- 30	bp
0	bp	114,982	--	--	13.82%	--	bp
(50	) bp	117,979	2,997	3%	14.10%	28	bp
(100	) bp	120,788	5,806	5%	14.36%	54	bp

	March 31,
	2008
Risk Measures: +200 BP Rate Shock:
Pre-Shock NPV Ratio: NPV as % of PV of Assets	13.82%
Post-Shock NPV Ratio	12.65%
Sensitivity Measure: Decline in NPV Ratio	-117	bp

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal’s average interest-earning assets and average interest-bearing liabilities and related yields for the years ended March 31.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution’s profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income (dollars in thousands):

	2008			2007			2006
Interest Earning Assets:	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Loans	$639,583	$44,499	6.96%	$558,058	$37,278	6.68%	$443,461	$26,563	5.99%
Mortgage-backed securities	39,079	2,071	5.30%	64,682	2,877	4.45%	113,574	4,439	3.91%
Investment securities	22,902	1,434	6.26%	27,161	1,325	4.88%	25,698	971	3.78%
Fed funds sold	3,007	128	4.26%	5,145	261	5.07%	12,166	412	3.39%
Total interest earning assets	704,571	48,132	6.83%	655,046	41,741	6.37%	594,899	32,385	5.44%
Non-interest earning assets	63,440			44,576			35,198
Total assets	$768,011			$699,622			$630,097

Interest Bearing Liabilities:
Deposits:
NOW demand	$24,660	138	0.56%	$25,313	98	0.39%	$24,397	74	0.30%
Savings and clubs	131,627	1,004	0.76%	136,785	931	0.68%	137,934	919	0.67%
Money market savings	44,688	1,193	2.67%	43,303	1,133	2.62%	36,583	601	1.64%
Certificates of deposit	370,933	16,489	4.45%	312,452	13,036	4.17%	237,992	7,297	3.07%
Mortgagors deposits	2,687	42	1.56%	2,154	30	1.39%	2,044	30	1.47%
Total deposits	574,595	18,866	3.28%	520,007	15,228	2.93%	438,950	8,921	2.03%
Borrowed money	73,880	3,790	5.13%	78,853	4,007	5.08%	107,551	4,572	4.25%
Total interest bearing liabilities	648,475	22,656	3.49%	598,860	19,235	3.21%	546,501	13,493	2.47%

Non-interest-bearing liabilities:
Demand	51,713			40,676			29,079
Other liabilities	12,803			10,739			6,980
Total liabilities	712,991			650,275			582,560
Stockholders' equity	55,020			49,347			47,537
Total liabilities and stockholders' equity	$768,011			$699,622			$630,097
Net interest income		$25,476			$22,506			$18,892

Average interest rate spread			3.34%			3.16%			2.97%

Net interest margin			3.62%			3.44%			3.18%

Ratio of average interest-earning assets to interest-bearing liabilities			108.65%			109.38%			108.86%

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal’s interest income and expense during the fiscal years ended March 31 (in thousands):

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$5,626	$1,595	$7,221	$6,864	$3,060	$9,924
Investment securities	(248)	357	109	1,473	172	1,645
Mortgage-backed securities	(1,289)	483	(806)	(3,377)	1,102	(2,276)
Fed funds sold, FHLB stock & other	(101)	(32)	(133)	(238)	205	(33)
Total interest earning assets	3,988	2,403	6,391	4,722	4,539	9,260

Interest Bearing Liabilities:
Deposits
NOW demand	(4)	44	40	3	20	23
Savings and clubs	(39)	112	73	(8)	20	12
Money market savings	37	23	60	110	356	467
Certificates of deposit	2,580	873	3,453	2,283	2,632	4,915
Mortgagors deposits	8	4	12	2	(2)	0
Total deposits	2,582	1,056	3,638	2,390	3,026	5,417
Borrowed money	(255)	38	(217)	(1,220)	893	(327)
Total interest bearing liabilities	2,327	1,094	3,421	1,170	3,919	5,090

Net change in interest income	$1,661	$1,309	$2,970	$3,552	$620	$4,170

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

Comparison of Financial Condition at March 31, 2008 and 2007

Assets

At March 31, 2008, total assets increased $56.4 million, or 7.6%, to $796.4 million compared to $740.0 million at March 31, 2007, primarily the result of increases in loans receivable and loans held-for-sale of $47.4 million, other assets of $27.4 million and cash and cash equivalents of $10.0 million, partially offset by decreases in investment securities of $28.9 million and FHLB-NY stock of $1.6 million.

Total loans receivable, including loans held-for-sale, increased $47.4 million, or 7.8%, to $656.6 million at March 31, 2008 compared to $609.2 million at March 31, 2007.  The increase was primarily the result of an increase in commercial real estate loans of $35.3 million and an increase in construction loans of $21.2 million, offset by a decrease of multi-family loans of $13.2 million. The Bank continues to grow its loan portfolio through focusing on the origination of loans in the markets it serves and will continue to augment these originations with loan purchases.

At March 31, 2008, construction loans represented 25.1% of the loan portfolio.  Approximately 67.5% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation.  CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area.  The Bank’s construction lending activity is concentrated in the New York City market.  At this time, the New York City real estate market has been resilient relative to the real estate downturn impacting other parts of the U.S.  The economic environment is expected to be characterized by continued constraint in credit markets for affordable housing.  The credit issues relate to weaknesses in residential and commercial real estate due to subprime issues and general economic conditions.  Based on recent reports, various factors including continuing demand, relatively low proportion of subprime loans, interest from international buyers, and a lack of affordable housing supply contribute to New York City real estate’s continuing strength.  Despite those favorable factors, the Bank will continue to closely monitor trends.

Other assets increased $27.4 million, or 191.4%, to $41.7 million at March 31, 2008 compared to $14.3 million at March 31, 2007, primarily due to a $19.0 million NMTC transaction on December 31, 2007, which increased both other assets and minority interest.  Additionally, other assets consisted of a settlement receivable of $7.6 million from the sale of certain investments.

Cash and cash equivalents increased $10.0 million, or 57.7%, to $27.4 million at March 31, 2008 compared to $17.4 million at March 31, 2007, primarily due to a $9.2 million increase in Federal funds sold and a $1.3 million increase in cash and due from banks.  Office properties and equipment on a net basis increased by $1.2 million, or 7.9%, to $15.8 million at March 31, 2008 compared to $14.6 million at March 31, 2007, primarily the result of leasing  new office space to consolidate back-office operations and the opening of a new ATM center.

Total securities decreased $28.9 million, or 43.1%, to $38.2 million at March 31, 2008 compared to $67.1 million at March 31, 2007, reflecting a decline of $27.1 million in available-for-sale securities and a $1.8 million decrease in held-to-maturity securities.  The decrease in total securities is primarily due to collection of normal principal repayments, maturities of securities and the Bank’s strategy of reducing lower yielding securities and replacing them with higher yielding loans.  However, the Bank may invest in securities from time to time to help diversify its asset portfolio, manage liquidity and satisfy collateral requirements for certain deposits. There were $15.3 million purchases of securities during the fiscal 2008.  Total securities also declined due to an increase in the net unrealized loss on securities of $0.2 million resulting from the mark-to-market of the available for sale securities portfolio.

The Bank’s investment in FHLB-NY stock decreased by $1.6 million, or 49.8%, to $1.6 million at March 31, 2008 compared to $3.2 million at March 31, 2007.  The FHLB-NY requires banks to own membership stock as well as borrowing activity-based stock.  The decrease in investment in FHLB-NY stock was the result of the repayment of FHLB-NY borrowings, resulting in the net redemption of stock during the period.

Liabilities and Stockholders’ Equity

Liabilities

At March 31, 2008, total liabilities increased $34.7 million, or 5.1%, to $723.1 million at March 31, 2008 compared to $688.3 million at March 31, 2007.  The increase in total liabilities was primarily the result of $39.5 million of additional customer deposits, offset by decreases of $2.5 million in advances and borrowed money and $2.3 million of other liabilities.

Deposits increased $39.5 million, or 6.4%, to $654.7 million at March 31, 2008 compared to $615.1 million at March 31, 2007.  The increase in deposit balances was primarily the result of an increase in certificates of deposit of $52.8 million, which were offset by decreases of $12.1 million in savings and $1.5 million in money market accounts.  At March 31, 2008, the Bank had $63.0 million in brokered deposits.

Advances from the FHLB-NY and other borrowed money decreased $2.5 million, or 4.0%, to $58.6 million at March 31, 2008 compared to $61.1 million at March 31, 2007.  The decrease in advances and borrowed money was primarily the result of a reduction of $32.5 million in FHLB advances, offset by an increase in repurchase obligations of $30.0 million at March 31, 2008 compared to no repurchase obligations at March 31, 2007.  Other liabilities decreased $2.3 million, or 19.3%, to $9.8 million at March 31, 2008 compared to $12.1 million at March 31, 2007, primarily due to a decrease of $1.5 million in retail liabilities.

On December 31, 2007, CCDC received an equity investment of $19.0 million related to a New Markets Tax Credit transaction.  On consolidation, this transaction is reflected as a $19.0 million increase in other assets and minority interest.

Stockholders’ Equity

Total stockholders’ equity increased $2.8 million, or 5.3%, to $54.4 million at March 31, 2008 compared to $51.6 million at March 31, 2007. The increase in total stockholders’ equity was primarily attributable to net income for fiscal 2008 totaling $4.0 million, partially offset by dividends paid of $1.0 million, the repurchase of common stock totaling $0.4 million in accordance with the Company's stock repurchase program and a favorable pension valuation adjustment of $0.2 million.  The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.

Comparison of Operating Results for the Years Ended March 31, 2008 and 2007

Net Income

The Company reported net income of $4.0 million and diluted earnings per share of $1.55 for fiscal 2008 compared to net income of $2.6 million and diluted earnings per share of $1.00 for fiscal 2007.  Net income rose $1.4 million, or 54.1%, to $4.0 million, primarily reflecting increases in net interest income of $3.0 million and non-interest income of $5.0 million, offset by an increase in non-interest expense of $6.5 million.  The prior year period included special pre-tax charges of $1.3 million related to CCB acquisition costs and $1.3 million related to the balance sheet repositioning.

Interest Income

Interest income increased by $6.4 million, or 15.3%, to $48.1 million for fiscal 2008 compared to $41.7 million for fiscal 2007.  Interest income increased as a result of an increase in total average balances of interest-earning assets of $49.5 million, which includes an increase in average loan balances of $81.5 million offset by decreases in average balances of mortgage-backed securities of $25.6 million, investment securities of $4.3 million and Federal funds sold of $2.1 million.  Interest income increased as a result of an increase in average loan balances, acquisition of CCB’s higher yielding portfolio and origination of higher yielding loans. Additionally, these results were pursuant to the Bank’s asset/liability strategy of increasing the average loan balances and its higher yields offset by a decline in average balances of mortgage-backed securities and investment securities.  Yields on interest-earning assets increased 46 basis points to 6.83% for fiscal 2008 compared to 6.37% for the prior year period, reflecting increases in yields on loans of 28 basis points, mortgage-backed securities of 85 basis points and investment securities of 138 basis points, offset by a decrease in yields on Federal funds sold of 81 basis points.

Interest income on loans increased by $7.2 million, or 19.4%, to $44.5 million for fiscal 2008 compared to $37.3 million for fiscal 2007.  These results were primarily driven by an increase in average loan balances of $81.5 million to $639.6 million for fiscal 2008 compared to $558.1 million for fiscal 2007, partly a reflection of the full year impact of the CCB acquisition.  In addition, yield increased 28 basis points to 6.96% for fiscal 2008 compared to 6.68% for fiscal 2007, primarily due to growth in higher yielding construction and small business loans.

Interest income on securities decreased by $0.7 million, or 16.6%, to $3.5 million for fiscal 2008 compared to $4.2 million for fiscal 2007.  Interest income on mortgage-backed securities decreased by $0.8 million, or 28.0%, to $2.1 million for fiscal 2008 compared to $2.9 million for fiscal 2007.  The decrease in interest income on mortgage-backed securities for fiscal 2008 was primarily the result of a $25.6 million, or 39.68%, reduction in the average balances of mortgage-backed securities to $39.1 million, compared to $64.7 million for fiscal 2007.  The net decrease in the average balance of such securities demonstrates Management’s commitment to invest proceeds received from the cash flows from the repayment of securities into higher yielding assets and the sale of lower yielding securities to reposition the balance sheet.  The mortgage-backed securities yield increased by 85 basis points to 5.30%, compared to 4.45% in fiscal 2007.

Additionally, the decrease in interest income on mortgage-backed securities was partially offset by an increase in investment securities interest of $0.1 million, or 8.2%, to $1.4 million for fiscal 2008 compared to $1.3 million for fiscal 2007.  The increase was primarily the result of an increase in the yield on investment securities by 138 basis points to 6.26% compared to 4.88% in fiscal 2007, as adjustable rate securities in the portfolio repriced to higher coupon rates.  The increase in interest income on investment securities was offset by a reduction of $4.3 million, or 15.7%, in the average balances of investment securities to $22.9 million compared to $27.2 million for fiscal 2007.

Interest income on federal funds decreased by $0.2 million, or 51.0%, to $0.1 million for fiscal 2008 compared to $0.3 million for fiscal 2007. The decrease is primarily the result of $2.1 million decrease in the average balance of Federal funds year over year and an 81 basis point decrease in the average rate earned on federal funds.  This decrease in the average rate earned on federal funds was realized as the FRB lowered the federal funds rate.

Interest Expense

Interest expense increased by $3.5 million, or 17.8%, to $22.7 million for fiscal 2008 compared to $19.2 million for fiscal 2007.  The increase in interest expense reflects a 28 basis point increase in the average cost of interest-bearing liabilities to 3.49% in fiscal 2008 compared to 3.21% in fiscal 2007 and growth in the average balance of interest-bearing liabilities of $49.6 million, or 8.3%, to $648.5 million for fiscal 2008 compared to $598.9 million for fiscal 2007.  The increase in interest expense was primarily the result of growth in the average balance of certificates of deposit of $58.5 million over fiscal 2007 to $370.9 million.

Interest expense on deposits increased $3.7 million, or 10.5%, to $18.9 million for fiscal 2008 compared to $15.2 million for fiscal 2007.  This increase was primarily the result of growth in the average balance of certificates of deposit of $58.4 million, or 18.7%, to $370.9 million for fiscal 2008 compared to $312.5 million for fiscal 2007.  Interest paid on certificates of deposit increased $3.5 million, or 10.2%, to $16.5 million for fiscal 2008 compared to 13.0 million for fiscal 2007.  Additionally, a 35 basis point increase in the rate paid on deposits to 3.28% in fiscal 2008 compared to 2.93% in fiscal 2007 contributed to the increase.  Historically, the Bank’s customer deposits have provided a relatively low cost funding source from which its net interest income and net interest margin have benefited.  In addition, the Bank’s relationship with various government entities has been a source of relatively stable and low cost funding.

Interest expense on advances and other borrowed money decreased $0.2 million, or 5.4%, to $3.8 million for fiscal 2008 compared to $4.0 million for fiscal 2007.  The average balance of total borrowed money outstanding declined, primarily as a result of a $5.0 million decrease in the average balance of outstanding borrowings to $73.9 million for fiscal 2008 compared to $78.9 million in fiscal 2007.  Partially offsetting the decrease in interest expense was a 5 basis point increase in the cost of borrowed money to 5.13% in fiscal 2008 compared to 5.08% in fiscal 2007.  This was partially offset by an increased cost of debt service on the $13.0 million in floating rate junior subordinated notes issued by the Company in connection with issuance of trust preferred securities by Carver Statutory Trust I in September 2003.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over the 3-month LIBOR, with a rate at March 31, 2008 of 5.85%.

Net Interest Income Before Provision for Loan Losses

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

Net interest income before the provision for loan losses increased $3.0 million, or 13.2%, to $25.5 million for fiscal 2008 compared to $22.5 million for fiscal 2007.  This increase was achieved as a result of an increase in both the average balance and the yield on average interest-earning assets of $49.5 million and 46 basis points, respectively.  Offsetting the increase in net interest income was an increase in the average balance and cost of interest-bearing liabilities of $49.6 million and 28 basis points, respectively.  The result was a 18 basis point increase in the interest rate spread to 3.34% for fiscal 2008 compared to 3.16% for fiscal 2007. The net interest margin also increased to 3.62% for fiscal 2008 compared to 3.44% for fiscal 2007.

Provision for Loan Losses and Asset Quality

The Bank provided $0.2 million in provision for loan losses for fiscal 2008 compared to $0.3 million for fiscal 2007, a decrease of $0.1 million.  The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market.

The Bank had net charge-offs of $0.8 million for fiscal 2008 compared to $0.1 million for fiscal 2007.  At March 31, 2008 and 2007, the Bank’s allowance for loan losses was $4.9 million and $5.4 million, respectively.  The ratio of the allowance for loan losses to non-performing loans was 170.89% at March 31, 2008 compared to 119.9% at March 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.74% at March 31, 2008 compared to 0.89% at March 31, 2007.  Additionally, at a 0.43% ratio, the level of non-performing loans to total loans receivable remains within the range the Bank has experienced over the trailing twelve quarters.  The Bank’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other internal and external factors existing at the time.  The Bank believes its reported allowance for loan losses at March 31, 2008 is adequate to provide for estimated probable losses in the loan portfolio.  For further discussion of non-performing loans and allowance for loan losses, see “Item 1—Business—General Description of Business—Asset Quality” and Note 1 of Notes to the Consolidated Financial Statements.

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

The Bank has minimal exposure to the subprime loan market and, therefore, we do not expect the Statement to have a material impact on the Company.  At March 31, 2008, the Bank’s loan portfolio contained $1.5 million in subprime loans, all of which were performing loans.

Non-Interest Income

Non-interest income is comprised of depository fees and charges, loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and other non-interest income.  Non-interest income increased by $5.0 million, or 174.0%, to $7.9 million for fiscal 2008 compared to $2.9 for fiscal 2007.  The increase was primarily due to a NMTC transfer fee of $1.7 million, gain on sale of securities of $1.1 million, write-down for the prior year period of loans held for sale of $0.7 million, other income of $0.7 million and an increase in loan fees and service charges of $0.4 million.  The Bank will receive additional non-interest income over approximately the next eight years from this transaction.  Further, as a result of the NMTC transaction, other income increased by $0.2 million reflecting consolidation of income from minority interest.  In addition, the prior year period included a $1.3 million charge associated with a balance sheet restructuring implemented to improve margins.

Non-Interest Expense

Non-interest expense increased by $6.5 million, or 28.0%, to $29.9 million for fiscal 2008 compared to $23.3 million for fiscal 2007.  The increase was primarily due to increases in employee compensation and benefits of $2.9 million, consulting expense of $2.2 million, other expenses of $1.4 million and net occupancy expense of $0.9 million.  The increase in employee compensation and benefits is primarily due to the Community Capital Bank acquisition and investments in new talent in the retail, lending and accounting units.  The $2.2 million increase in consulting expense falls into three categories: regulatory requirements (preparation for compliance with Sarbanes-Oxley Act Section 404 and recent Inter-Agency Guidance on Allowances for Loan Losses); strengthening our back office, including the accounting, lending and retail operations departments, by adding new staff and providing temporary expertise; and engaging consultants to assist the management team to analyze significant opportunities to improve financial results. For example, the Bank engaged consultants to conduct a rigorous business optimization review to help management identify further potential improvements in the Bank’s operations, in part through greater systems integration.  The $1.4 million increase in other expense primarily consists of the cost of sub-servicing of loans, ATM expenses, charge-offs and regulatory reporting costs.  The fiscal 2007 expense included $1.3 million in merger related expenses.

Income Tax Expense

Income tax benefit increased by $0.1 million, or 7.0%, to $0.9 million for fiscal 2008 compared to $0.8 million for fiscal 2007, resulting in a net tax benefit of $0.9 million, which includes a minority interest tax expense of $0.1 million.  The increase in tax benefit reflects income before income taxes of $3.2 million for fiscal 2008 compared to $1.8 million for fiscal 2007.  The income tax expense of $1.0 million for fiscal 2008 was offset by the tax benefit generated by the NMTC investment totaling $2.0 million.  The Bank’s NMTC award received in June 2006 has been fully invested.  The Company expects to receive additional NMTC tax benefits of approximately $12.1 million from its $40.0 million investment over approximately the next six years.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006

Net Income

For fiscal 2007, the Company recorded net income of $2.6 million, or $1.00 per diluted common share, compared to $3.8 million, or $1.45 per diluted common share, for fiscal 2006.  The $1.2 million decrease is primarily due to an increase of $4.2 million in non-interest expense and a decrease of $2.5 million in non-interest income, partially offset by an increase of $3.3 million in net interest income after provision for loan losses, and a decrease of $2.2 million in the Company’s income tax provision compared to fiscal 2006.

Interest Income

Interest income increased in fiscal 2007 by $9.4 million from fiscal 2006, or 28.9%, to $41.7 million.  The average balance of interest-earning assets increased to $655.0 million for fiscal 2007 from $594.9 million for fiscal 2006.  Adding to the increase was a rise in the average yield on interest-earning assets to 6.37% for fiscal 2007 compared to 5.44% for fiscal 2006.

Interest income on loans increased by $10.7 million, or 40.3%, to $37.3 million for fiscal 2007 compared to $26.6 million for fiscal 2006. The increase in interest income from loans was primarily the result of a $114.7 million increase in average loan balances to $558.1 million for fiscal 2007 compared to $443.5 million for fiscal 2006, coupled with the effects of a 69 basis point increase in the average rate earned on loans to 6.68% for fiscal 2007 from 5.99% for fiscal 2006.  The increase in the average balance of loans reflects the acquisition of the CCB loan portfolio.  The increase in the average rate earned on loans was principally due to the acquisition of the higher yielding CCB business loan portfolio and an increase in the average rate on mortgage loans.

Interest income on mortgage-backed securities decreased by $1.6 million, or 35.2%, to $2.9 million for fiscal 2007 compared to $4.4 million for fiscal 2006, reflecting a decrease of $48.9 million in the average balance of mortgage-backed securities to $64.7 million for fiscal 2007 compared to $113.6 million for fiscal 2006.  The decrease in the average balance was partially offset by the CCB acquisition.  Partially offsetting the decline in income was a 54 basis point increase in the average rate earned on mortgage-backed securities to 4.45% for fiscal 2007 from 3.91% for fiscal 2006.  The net decrease in the average balance of such securities demonstrates Management’s commitment to invest proceeds received from the cash flows from the repayment of securities into higher yielding assets and the sale of lower yielding securities to reposition the balance sheet.

Interest income on investment securities increased by approximately $0.3 million, or 36.5%, to $1.3 million for fiscal 2007 compared to $1.0 million for fiscal 2006.  The increase in interest income on investment securities reflects a 71 basis point increase in the average rate earned on investment securities to 4.67% for fiscal 2007 from 3.78% for fiscal 2006 and an increase of $1.5 million in the average balance of investment securities to $27.2 million for fiscal 2007 compared to $25.7 million for fiscal 2006.   The increase in the average balance results from the acquisition of CCB, partially offset by maturities and the sale of securities with the repositioning of the balance sheet.

 Interest income on federal funds decreased $0.1 million, or 36.6%, to $0.3 for fiscal 2007 compared to $0.4 million for fiscal 2006. The decrease is primarily attributable to a $7.0 million decrease in the average balance of federal funds year over year partially offset by a 169 basis point increase in the average rate earned on federal funds.  This large increase in the average rate earned on federal funds was realized as the FRB raised the federal funds rate.

Interest Expense

Interest expense increased by $5.7 million, or 42.6%, to $19.2 million for fiscal 2007 compared to $13.5 million for fiscal 2006.  The increase in interest expense reflects an increase of $52.4 million in the average balance of interest-bearing liabilities to $598.9 million in fiscal 2007 from $546.5 million in fiscal 2006.  Additionally, the total cost of interest-bearing liabilities increased 74 basis points to 3.21% in fiscal 2007 compared to 2.47% in fiscal 2006.  The increase in the average balance of interest-bearing liabilities in fiscal 2007 compared to fiscal 2006 was primarily due to the acquisition of CCB partially offset by a decrease in borrowed funds and the repayment of certain higher costing deposits with the repositioning of the balance sheet.

Interest expense on deposits increased $6.3 million, or 70.7%, to $15.2 million for fiscal 2007 compared to $8.9 million for fiscal 2006.  This increase is attributable to an $81.1 million, or 18.5%, increase in the average balance of interest-bearing deposits to $520.0 million for fiscal 2007 compared to $439.0 million for fiscal 2006 coupled with a 90 basis point increase year-over-year in the cost of average deposits.  The increase in the average balance of interest-bearing deposits was primarily due to the acquisition of CCB.  The increase in the average rate paid on deposits was principally due to the rise in the interest rate environment throughout fiscal 2007.

Interest expense on advances and other borrowed money decreased by $0.6 million, or 12.4%, to $4.0 million for fiscal 2007 compared to $4.6 million for fiscal 2006. The decrease in interest expense on borrowed money for fiscal 2007 reflects a $28.7 million decline in the average balance of borrowed money reflecting management’s strategy of using deposit growth and cash flows from the repayment of mortgage-backed securities to repay FHLB-NY advances.  Partially offsetting the decrease was a rise of 83 basis points in the average cost of borrowed money, primarily the result of increases in the indexed rate of trust preferred debt securities which adjust quarterly and have increased in the current interest rate environment.

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

Net interest income before the provision for loan losses increased $3.6 million, or 19.1%, to $22.5 million for fiscal 2007 compared to $18.9 million for fiscal 2006. This increase was achieved as a result of an increase in both the average balance and the yield on average interest-earning assets of $60.3 million and 93 basis points, respectively.  Offsetting the increase in net interest income was an increase in the average balance and cost of interest-bearing liabilities of $52.0 million and 74 basis points, respectively.  The result was a 19 basis point increase in the interest rate spread to 3.16% for fiscal 2007 compared to 2.97% for fiscal 2006. The net interest margin also increased to 3.44% for fiscal 2007 compared to 3.18% for fiscal 2006.

Provision for Loan Losses

During fiscal 2007 a $0.3 million provision was recorded for loan losses.  The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market.

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

Non-Interest Income

Non-interest income is comprised of loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and certain other miscellaneous non-interest income. Non-interest income decreased $2.5 million, or 46.3%, to $2.9 million for fiscal 2007 compared to $5.3 million for fiscal 2006.  The decline in non-interest income was comprised primarily of a decrease of $1.0 million in loan fees and service charges due primarily to lower loan prepayment penalty income, $0.6 million in losses associated with the repositioning of the balance sheet, $0.7 million in the write-down of loans held for sale, a decrease of $0.2 million in the gain on the sale of loans and $0.1 million loss on the sale of real estate owned.  Partially offsetting these decreases were increases in other non-interest income and deposit fees and charges of $0.1 million and $18,000, respectively.    The decline in the gain on the sale of loans was primarily attributable to a gain on a bulk sale of loans during fiscal 2006.

Non-Interest Expense

Non-interest expense increased by $4.2 million, or 22.0%, to $23.3 million for fiscal 2007 compared to $19.1 million for fiscal 2006.  The increase in non-interest expense was primarily attributable to the acquisition of CCB and the resulting operating and non-recurring merger related expenses.  Non-recurring merger related expenses represented $1.3 million of the increase, and employee compensation and benefits, net occupancy expense, equipment, net, and other non-interest expense increased $1.0 million, $0.4 million, $0.1 million and $1.5 million, respectively.

Income Tax Expense

Income tax benefit was $0.8 million for fiscal 2007, as compared to an income tax expense of $1.3 million for fiscal 2006.  The Bank recognized a $1.5 million benefit in fiscal 2007 from the NMTC program and pre-tax income was $3.3 million less in fiscal 2007 compared to fiscal 2006. The two items account for the $2.2 million change in taxes from fiscal 2007 to fiscal 2006.

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

Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal’s several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2008.  Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans.  At March 31, 2008, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $29.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

Congress eliminated the statutory liquidity requirement that required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank’s primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.  As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy.  The Bank’s most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period.  At March 31, 2008 and 2007, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $27.9 million and $21.9 million, respectively.

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

The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At March 31, 2008, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. See “–Regulatory Capital Position” below for certain information relating to the Bank’s regulatory capital compliance at March 31, 2008.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2008, total cash and cash equivalents increased by $10.0 million reflecting cash provided by financing activities of $54.7 million, offset by cash used in operating of $26.6 million and investing activities of $18.1 million.

Net cash provided by financing activities was $54.7 million, primarily resulting from increased deposits of $39.5 million and consolidation of minority interest in a NMTC transaction of $19.0 million, offset partially by reductions in borrowings of $2.5 million and the payment of common dividends of $1.0 million. Net cash used in operating activities during this period was $26.6 million, primarily representing funds used in originations of loans held-for-sale of $20.2 million, an increase in other assets of $29.5 million (primarily resulting from a NMTC transaction), offset partially by proceeds from sales of loans held-for-sale $20.0 million. Net cash used in investing activities was $18.1 million, primarily representing cash disbursed to fund mortgage loan originations of $162.6 million, loans purchased from third parties of $29.7 million and purchases of available-for-sale securities of $15.3 million, offset partially by principal collections on loans of $145.5 million, proceeds from sale of available-for-sale securities of $36.1 million and proceeds from principal payments/maturities/calls of securities of $9.2 million.

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

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit.  The Bank also has contractual obligations related to operating leases.  Additionally, the Bank has a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank’s outstanding lending commitments and contractual obligations at March 31, 2008.

The Bank has contractual obligations at March 31, 2008 as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt obligations:
FHLB advances	$15,249	$15,107	$-	$142	$-
Repo Borrowings	30,141				30,141
Guaranteed preferred beneficial interest in junior subordinated debentures	13,375	-	-	-	13,375
Total long term debt obligations	58,765	15,107	-	142	43,516

Operating lease obligations:
Lease obligations for rental properties	11,456	1,517	3,014	2,262	4,663
Total contractual obligations	$70,221	$16,624	$3,014	$2,404	$48,179

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OTS.  For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The Bank presently exceeds all capital requirements as currently promulgated.  At March 31, 2008, the Bank had tangible equity ratio, core capital ratio, and total risk-based capital ratio of 7.8%, 7.8% and 10.3%, respectively, and was considered well capitalized.  For additional information regarding Carver Federal’s Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders’ Equity.”

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears under the caption “Discussion of Market Risk—Interest Rate Sensitivity Analysis” in Item 7, incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at March 31, 2008 as compared to March 31, 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
July 1, 2008

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31,	March 31,
	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,920	$14,619
Federal funds sold	10,500	1,300
Interest earning deposits	948	1,431
Total cash and cash equivalents	27,368	17,350
Securities:
Available-for-sale, at fair value (including pledged as collateral of $20,621 and $34,649 at March 31, 2008 and 2007, respectively)	20,865	47,980
Held-to-maturity, at amortized cost (including pledged as collateral of $16,643 and $18,581 at March 31, 2008 and 2007, respectively; fair value of $17,167 and $19,005 at March 31,2008 and 2007, respectively)	17,307	19,137
Total securities	38,172	67,117

Loans held-for-sale	23,767	23,226

Loans receivable:
Real estate mortgage loans	578,957	533,667
Commercial business loans	52,109	51,226
Consumer loans	1,728	1,067
Allowance for loan losses	(4,878)	(5,409)
Total loans receivable, net	627,916	580,551

Office properties and equipment, net	15,780	14,626
Federal Home Loan Bank of New York stock, at cost	1,625	3,239
Bank owned life insurance	9,141	8,795
Accrued interest receivable	4,063	4,335
Goodwill	6,370	5,716
Core deposit intangibles, net	532	684
Other assets	41,709	14,313
Total assets	$796,443	$739,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$654,663	$615,122
Advances from the FHLB-New York and other borrowed money	58,625	61,093
Other liabilities	9,772	12,110
Total liabilities	723,060	688,325

Minority interest	19,000	-

Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,481,706 and 2,507,985 shares outstanding at March 31, 2008 and 2007, respectively)	25	25
Additional paid-in capital	24,113	23,996
Retained earnings	30,490	27,436
Unamortized awards of common stock under ESOP	-	(4)
Treasury stock, at cost (42,985 and 16,706 shares at March 31, 2008 and 2007, respectively)	(670)	(277)
Accumulated other comprehensive income	425	451
Total stockholders' equity	54,383	51,627
Total liabilities and stockholders' equity	$796,443	$739,952

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended
	March 31,
	2008	2007	2006
Interest Income:
Loans	$44,499	$37,277	$26,563
Mortgage-backed securities	2,071	2,877	4,439
Investment securities	1,434	1,325	971
Federal funds sold	128	261	412
Total interest income	48,132	41,740	32,385

Interest expense:
Deposits	18,866	15,227	8,921
Advances and other borrowed money	3,790	4,007	4,572
Total interest expense	22,656	19,234	13,493

Net interest income	25,476	22,506	18,892

Provision for loan losses	222	276	-
Net interest income after provision for loan losses	25,254	22,230	18,892

Non-interest income:
Depository fees and charges	2,669	2,476	2,458
Loan fees and service charges	1,628	1,238	2,231
Write-down of loans held for sale	-	(702)	-
Gain (loss) on sale of securities	431	(624)	-
Gain on sale of loans	323	192	351
Loss on sale of real estate owned	-	(108)	-
New Market Tax Credit Transfer Fee	1,700	-	-
Other	1,110	397	301
Total non-interest income	7,861	2,869	5,341

Non-interest expense:
Employee compensation and benefits	13,323	10,470	9,512
Net occupancy expense	3,590	2,667	2,284
Equipment, net	2,451	2,071	1,939
Merger related expenses	-	1,258	-
Consulting Expense	2,733	496	307
Other	7,773	6,377	5,092
Total non-interest expense	29,870	23,339	19,134

Income before income taxes and minority interest	3,245	1,760	5,099
Income tax (benefit) expense	(881)	(823)	1,329
Minority interest, net of taxes	146	-	-
Net income	$3,980	$2,583	$3,770

Earnings per common share:
Basic	$1.60	$1.03	$1.50
Diluted	$1.55	$1.00	$1.45

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Common Stock Acquired By ESOP	Common Stock Acquired By MRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock-Holders' Equity
Balance— March 31, 2005	$25	$23,937	$(420)	$(126)	$(128)	$22,748	$(235)	$45,801
Net income	-	-	-	-	-	3,770	-	3,770

Loss on pension liability	-	-	-	-	-	-	(281)	(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(158)	(158)
Comprehensive income, net of taxes:	-	-	-	-	-	3,770	(439)	3,331
Dividends paid	-	-	-	-	-	(782)	-	(782)
Treasury stock activity	-	(2)	117	-	-	-	-	115
Allocation of ESOP Stock	-	-	-	116	-	-	-	116
Purchase of shares for MRP	-	-	-	-	116	-	-	116
Balance— March 31, 2006	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697

Adjustment to initially implement SFAS 158	-	-	-	-	-	-	281	281
Balance post implementation of SFAS 158	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income	-	-	-	-	-	2,583	-	2,583
Minimum pension liability adjustment	-	-	-	-	-	-	79	79
Change in net unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	765	765
Comprehensive income, net of taxes:	-	-	-	-	-	2,583	844	3,427
Dividends paid	-	-	-	-	-	(883)	-	(883)
Treasury stock activity	-	61	26	-	-	-	-	87
Allocation of ESOP Stock	-	-	-	6	-	-	-	6
Purchase of shares for MRP	-	-	-	-	12	-	-	12
Balance— March 31, 2007	25	23,996	(277)	(4)	-	27,436	451	51,627
Net income	-	-	-	-	-	3,980	-	3,980

Minimum pension liability adjustment							195	195
Change in net unrealized loss on available-for-sale securities, net of taxes	-	-	-	-	-	-	(221)	(221)
Comprehensive income, net of taxes:	-	-	-	-	-	3,980	(26)	3,954
Adjustment to initially implement SFAS 156	-	-	-	-	-	49	-	49
Dividends paid	-	-	-	-	-	(975)	-	(975)
Treasury stock activity	-	117	(393)	4	-	-	-	(272)
Allocation of ESOP Stock	-	-	-	-	-	-	-	-
Purchase of shares for MRP	-	-	-	-	-	-	-	-
Balance— March 31, 2008	$25	$24,113	$(670)	$-	$-	$30,490	$425	$54,383

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$3,980	$2,583	$3,770
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	222	276	-
Stock based compensation expense	272	426	233
Depreciation and amortization expense	1,709	1,581	1,546
Amortization of premiums and discounts	(250)	(1,145)	863
(Gain) Loss from sale of securities	(431)	624	-
Gain on sale of loans	(323)	(192)	(351)
Writedown on loans held-for-sale	-	702	-
Loss on sale of real estate owned	-	108	-
Originations of loans held-for-sale	(20,172)	(24,708)	(12,646)
Principal Collections and Proceeds from sale of loans held-for-sale	19,953	14,422	12,197
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	272	(1,365)	(268)
Increase in other assets	(29,541)	(2,662)	(2,430)
(Decrease) increase in other liabilities	(2,311)	(4,330)	4,249
Net cash (used in) provided by operating activities	(26,620)	(13,680)	7,163
Cash flows from investing activities:
Purchases of securities:
Available-for-sale	(15,265)	-	(26,811)
Held-to-maturity	-	-	(19)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	7,358	26,539	60,645
Held-to-maturity	1,803	7,185	4,816
Proceeds from sales of available- for-sale securities	36,116	57,942	1,575
Originations of loans held-for-investment	(162,556)	(105,284)	(98,704)
Loans purchased from third parties	(29,736)	(58,191)	(96,140)
Principal collections on loans	145,458	146,410	113,482
Proceeds from sales of loan originations held-for-investment	-	16,548	10,697
Redemption of FHLB-NY stock	1,614	1,388	498
Additions to premises and equipment	(2,862)	(1,869)	(1,082)
Proceeds from sale of real estate owned	-	404	-
Payments for acquisition, net of cash acquired	-	(2,425)	-
Net cash (used in) provided by investing activities	(18,070)	88,647	(31,043)
Cash flows from financing activities:
Net (decrease) increase in deposits	39,541	(33,657)	48,768
Net repayment of FHLB advances and other borrowings	(2,527)	(45,660)	(21,507)
Capital contribution by minority interest	19,000	-	-
Common stock repurchased	(331)	(321)	(115)
Dividends paid	(975)	(883)	(782)
Net cash provided by (used in) financing activities	54,708	(80,521)	26,364
Net increase (decrease) in cash and cash equivalents	10,018	(5,554)	2,484
Cash and cash equivalents at beginning of period	17,350	22,904	20,420
Cash and cash equivalents at end of period	$27,368	$17,350	$22,904

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$221	$765	$(158)
Cash paid for-
Interest	$21,973	$19,510	$13,502
Income taxes	$922	$652	$2,107

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”) ”), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp., Carver Municipal Bank (“CMB”), Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp. which is currently inactive.  The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.

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

In September 2003, the Holding Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Holding Company.  In accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, Carver Statutory Trust I is not consolidated for financial reporting purposes.  In December 2007, Carver Federal’s subsidiary CCDC entered into a NMTC venture in which it exerts a controlling influence.

On October 5, 2006, Carver Federal established Carver Municipal Bank (“CMB”), a wholly-owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services. The Bank invested $2.0 million of capital into CMB at its formation. In the State of New York, municipal entities may deposit funds only with commercial banks, other than except through limited exceptions, and CMB provided Carver Federal with a platform to enter into this line of business.  As of March 31, 2008, Carver Federal has discontinued the operations of CMB and is in the process of dissolution.  The $2.0 million capital invested will revert back to the Bank.

Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans and other investments permitted by federal savings banks.  The Bank has ten branches located throughout the City of New York that primarily serve the communities in which they operate.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Holding Company, the Bank and the Bank’s wholly-owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CMB, Carver Community Development Corporation, and CFSB Credit Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

 The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended.  Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, goodwill and intangibles, pensions and the fair value of financial instruments.  Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments.  Actual results could differ significantly from those assumptions.

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

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF Issue No. 04-5”).  EITF Issue No. 04-5 set forth the criteria to determine whether partnerships are to be consolidated for financial statement purposes or reported using the Equity Method.  In accordance with guidance set forth in EITF Issue No. 04-5, Carver CDC-Subsdiary CDE 10, LLC has been consolidated for financial reporting purposes.

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

Securities

When purchased, securities are designated as either securities held-to-maturity or securities available-for-sale.  Securities are classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity.  Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

If not classified as held-to-maturity, securities are classified as available-for-sale demonstrating management’s ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors.  Available-for-sale securities are reported at fair value.  Estimated fair values of securities are based on either published or security dealers’ market value.  Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes as a separate component of accumulated other comprehensive income (loss), a component of Stockholders’ Equity.  Any impairment in the available-for-sale securities deemed other-than-temporary, is written down against the cost basis and charged to earnings.  No impairment charge was recorded for fiscal 2008, 2007 or 2006.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value as determined on an aggregate loan basis. Premiums paid and discounts obtained on such loans held-for-sale are deferred as an adjustment to the carrying value of the loans until the loans are sold.

Loans Receivable

Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for loan losses.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of March 31, 2008.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

All new loan originations are assigned a credit risk grade which commences with loan officers and underwriters grading the quality of their loans one to five under a nine-category risk classification scale, the first five categories of which represent performing loans.  Reserves are held based on actual loss factors based on several years of loss experience and other qualitative factors applied to the outstanding balances.  All loans are subject to continuous review and monitoring for changes in their credit grading.   Grading that falls into criticized or classified categories (credit grading six through nine) are further evaluated and reserved amounts are established for each loan based on each loan’s potential for loss and includes consideration of the sufficiency of collateral.  Any adverse trend in real estate markets could seriously affect underlying values available to protect against loss.

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

Segment Reporting

In accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that all of its activities constitute one reportable operating segment.

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

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset.  Death benefits proceeds received in excess of the policy’s cash surrender value are recognized in income.  Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of income.  Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset.  At March 31, 2008, Carver held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.

Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Mortgage servicing rights are carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income using a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates.  Mortgage servicing rights are evaluated quarterly for impairment based on the difference between the carrying amount and current fair value.  If it is determined that impairment exists, the resulting loss is charged against earnings.

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

Identifiable Intangible Assets

In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment (See Note 3).

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

Effective April 1, 2007, the Company adopted SFAS, No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  For subsequent measurements, entities are permitted to choose either the amortization method, which is consistent with the prior requirements of SFAS No. 140, or the fair value method.  Upon adoption of SFAS No. 156, the Company elected to adopt the fair value method for measurements of mortgage servicing rights (MSR). The adoption of SFAS No. 156 did not have a material impact on the Company's financial statements.

The Company recognizes as separate assets the rights to service mortgage loans and such assets are included in other assets in the statements of financial condition.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At March 31, 2008, the Bank carried no other than temporarily impaired securities.

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

Under Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Post-retirement Plans- an amendment of SFAS Statement Nos. 87, 88, 106 and 132(R)”, actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost.  In addition, under SFAS No. 158 the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year end. The company presently uses a December 31 measurement date for its pension, as permitted by SFAS Nos. 87 and 106.  In accordance with SFAS No. 158, the Company will adopt a fiscal year-end measurement date on March 31, 2009.

Stock-Based Compensation Plans

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS No. 123R”). This statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”).  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Prior to the adoption of SFAS No. 123R on April 1, 2006, the Company applied APB No. 25 and related interpretations in accounting for its stock option plans. As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant, no compensation cost for such options was recognized. Had compensation cost for the stock option plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” (“SFAS No. 148”), the Company’s pro forma net income in the year ended March 31, 2006 would have been as follows:

2006
Net Income available to common shareholders:
As reported	$3,770
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(105)
Pro forma	$3,665

Basic earnings per share:
As reported	$1.50
Pro forma	1.46

Diluted earnings per share:
As reported	$1.45
Pro forma	1.43

Weighted average number of shares outstanding	2,506,029

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

Immaterial Restatement

The March 31, 2006 Consolidated Statement of Financial Condition reflects an immaterial restatement to correctly deconsolidate Carver’s Statutory Trust I subsidiary, amounting to an increase in other assets and other borrowed money of $0.4 million.  The outstanding number of unvested shares granted under the Company’s Management Recognition Plan (“MRP”) had not been included as potentially dilutive shares when calculating the diluted EPS for the past several years. For fiscal years ended March 31, 2007 and 2006, the outstanding number of unvested MRP shares was 26,539.  Taking these potentially dilutive shares into account, the diluted EPS would have been $1.45 and $1.00 for 2006 and 2007, respectively, compared to reported diluted EPS of $1.47 and $1.01.  Management believes these misstatements to be immaterial.

Reclassifications

Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.

NOTE 3.  IMPAIRMENT AND GOODWILL

The Company annually evaluates long-lived assets, certain identifiable intangibles and deferred costs for indication of impairment in value.  When required, asset impairment will be recorded as an expense in the current period

Goodwill is presumed to have an indefinite useful life, not amortized and is tested for impairment at least once annually at the reporting unit level.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value.  If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired.  According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available.  Other acceptable valuation methods included present-value measurements based on multiples of earnings or revenues, or similar performance measures.  Differences in the identification of reporting units and in valuation techniques could result in materially different evaluations of impairment.

The Company performed the annual goodwill impairment test as of January 31, 2008, and determined that the fair value of the reporting unit was in excess of its carrying value, using the guideline company and guideline transaction methodologies.  There was no indication of goodwill impairment as of the annual impairment test date.

NOTE 4.  SECURITIES

The following is a summary of securities at March 31, 2008 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$8,303	$-	$(123)	$8,180
Federal Home Loan Mortgage Corporation	4,077	19	-	4,096
Federal National Mortgage Association	6,748	107	-	6,855
Other	205	4	-	209
Total mortgage-backed securities	19,333	130	(123)	19,340
U.S. Government Agency Securities	1,473	52	-	1,525
Total available-for-sale	20,806	182	(123)	20,865

Held -to -Maturity:
Mortgage-backed securities:
Government National Mortgage Association	573	34	-	607
Federal Home Loan Mortgage Corporation	12,343	11	(230)	12,124
Federal National Mortgage Association	4,216	78	(32)	4,262
Total mortgage-backed securities	17,132	123	(262)	16,993
Other	175	-	(1)	174
Total held-to-maturity	17,307	123	(263)	17,167
Total securities	$38,113	$305	$(386)	$38,032

The following is a summary of securities at March 31, 2007 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$13,637	$47	$(65)	$13,619
Federal Home Loan Mortgage Corporation	1,116	12	(3)	1,125
Federal National Mortgage Association	5,905	30	(40)	5,895
Other	517	20	-	537
Total mortgage-backed securities	21,175	109	(108)	21,176
U.S. Government Agency Securities	26,417	387	-	26,804
Total available-for-sale	47,592	496	(108)	47,980

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	727	25	-	752
Federal Home Loan Mortgage Corporation	13,308	9	(166)	13,151
Federal National Mortgage Association	4,792	53	(50)	4,795
Other	120	-	-	120
Total mortgage-backed securities	18,947	87	(216)	18,818
Other	190	-	(3)	187
Total held-to-maturity	19,137	87	(219)	19,005
Total securities	$66,729	$583	$(327)	$66,985

The following is a summary regarding securities and/or calls of available-for-sale portfolio at March 31, 2008 (in thousands):

	2008	2007	2006
Available-for-Sale
Proceeds	$22,428	$14,422	$12,197
Gross gains	431	22	-
Gross losses	-	646	-

The net unrealized gain on available-for-sale securities was $0.1 million ($36,000 after taxes) at March 31, 2008 and net unrealized gain of $0.4 million ($0.2 million after taxes) at March 31, 2007.  On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management’s intention to hold these securities in portfolio until maturity.  A related unrealized gain of $0.5 million was recorded as a separate component of stockholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield.  As of March 31, 2008 the carrying value of these securities was $8.8 million and a related net unrealized gain of $0.1 million continues to be reported.  There was a loss of $0.6 million resulting from the sale of available-for-sale securities in fiscal 2007.  At March 31, 2008 the Bank pledged securities of $9.7 million as collateral for advances from the FHLB-NY.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2008, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale
Less than one year	$42	$42	5.44%
One through five years	181	188	5.31%
Five through ten years	6,706	6,264	5.42%
After ten years	14,280	14,370	5.02%
	$20,679	20,865	5.13%

Held-to-maturity
One through five years	$11	$11	5.15%
Five through ten years	493	486	5.00%
After ten years	16,803	16,670	5.78%
	$17,307	17,167	5.76%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2008 for less than 12 months and 12 months or longer were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(33)	$3,857	$(90)	$4,033	$(123)	$7,890
Total available-for-sale	(33)	3,857	(90)	4,033	(123)	7,890

Held-to-Maturity:
Mortgage-backed securities	(7)	451	(255)	13,800	(262)	14,251
U.S. Government Agency Securities	-	-	(1)	174	(1)	174
Total held-to-maturity	(7)	451	(256)	13,974	(263)	14,425
Total securities	$(40)	$4,308	$(346)	$18,007	$(386)	$22,315

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2007 were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(108)	$9,498	$-	$-	$(108)	$9,498
Total available-for-sale	(108)	9,498	-	-	(108)	9,498

Held-to-Maturity:
Mortgage-backed securities	(216)	15,241	-	-	(216)	15,241
U.S. Government Agency Securities	(3)	187	-	-	(3)	187
Total held-to-maturity	(219)	15,428	-	-	(219)	15,428
Total securities	$(327)	$24,926	$-	$-	$(327)	$24,926

A total of 29 securities had an unrealized loss at March 31, 2008 compared to 24 at March 31, 2007.  Based on estimated fair value, all the securities in an unrealized loss position were United States government agency-backed securities, which represents 32.4% and 20.3% of total securities at March 31, 2008 and 2007, respectively.  The cause of the temporary impairment is directly related to the change in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality.

NOTE 5.  LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses at March 31 (dollars in thousands):

	2008		2007
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$103,419	16.33%	$100,910	17.22%
Multifamily	78,657	12.42%	91,877	15.68%
Non-residential	238,508	37.66%	203,187	34.68%
Construction	158,877	25.09%	137,697	23.50%
Business	52,109	8.23%	51,226	8.74%
Consumer and other (1)	1,728	0.27%	1,067	0.18%
Total loans receivable	633,298	100.00%	585,964	100.00%

Add:
Premium on loans	725		990
Less:
Deferred fees and loan discounts	(1,229)		(994)
Allowance for loan losses	(4,878)		(5,409)
Total loans receivable, net	$627,916		$580,551

(1) Includes personal, credit card, and home improvement

At March 31, 2008 and 2007, 89.3% and 89.9%, respectively, of the Bank’s real estate loans receivable was principally secured by properties located in New York City.

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $52.0 million, $38.8 million and $33.2 million at March 31, 2008, 2007, and 2006, respectively.  Custodial escrow balances, maintained in connection with the above-mentioned loan servicing, were approximately $0.2 million, $0.1 million and $0.1 million at March 31, 2008, 2007 and 2006, respectively.  During the years ended March 31, 2008, 2007 and 2006, the Bank recognized gains on the sale of loans of $0.3 million, $0.2 million and $0.4 million, respectively.

At March 31, 2008 the Bank pledged $187.9 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses for the years ended March 31 (in thousands):

	2008	2007	2006

Balance at beginning of the year	$5,409	$4,015	$4,097
Provision charged to operations	222	276	-
Recoveries of amounts previously charged-off	153	47	35
Charge-offs of loans	(906)	(120)	(117)
Acquisition of CCB	-	1,191	-
Balance at end of the year	$4,878	$5,409	$4,015

Non-accrual loans consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on non-accrual loans is recorded when received.  Restructured loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms.

At March 31, 2008, 2007 and 2006, the recorded investment in impaired loans was $2.9 million, $4.5 million and $2.8 million, respectively, all of which represented non-accrual loans.  The related allowance for loan losses for these impaired loans was approximately $0.3 million, $0.8 million and $0.3 million at March 31, 2008, 2007 and 2006, respectively.  The impaired loan portfolio is primarily collateral dependent.  The average recorded investment in impaired loans during the fiscal years ended March 31, 2008, 2007 and 2006 was approximately $4.7 million, $3.6 million and $2.2 million, respectively.  For the fiscal years ended March 31, 2008, 2007 and 2006, the Company did not recognize any interest income on these impaired loans.  Interest income of $0.6 million, $0.3 million, and $0.1 million, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively,  would have been recorded on impaired loans had they performed in accordance with their original terms.

At March 31, 2008, other non-performing assets totaled $4.0 million which consists of non-performing loans of $2.9 million and other real estate owned of $1.2 million.  Other non-performing loans of $2.9 million consist of 18 small business and SBA loans, two multi-family loans and two 1-4 family loans.  All are relatively small balance loans.  Other real estate owned of $1.2 million reflects four foreclosed properties.

At March 31, 2008 and 2007, there were no loans to officers or directors of the Company.

NOTE 6.  OFFICE PROPERTIES AND EQUIPMENT, NET

The detail of office properties and equipment as of March 31 is as follows (in thousands):

	2008	2007

Land	$415	$415
Building and improvements	9,874	9,834
Leasehold improvements	6,041	5,262
Furniture and equipment	12,079	10,039
	28,409	25,550
Less accumulated depreciation and amortization	(12,629)	(10,924)
Office properties and equipment, net	$15,780	$14,626

Depreciation and amortization charged to operations for the fiscal years ended March 31, 2008, 2007 and 2006 amounted to $1.7 million, $1.6 million and $1.5 million, respectively.

NOTE 7. ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2008	2007

Loans receivable	$3,751	$3,689
Mortgage-backed securities	273	590
Investments and other interest bearing assets	39	56
Total accrued interest receivable	$4,063	$4,335

NOTE 8.  DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2008			2007
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate

Non-interest-bearing demand	$51,736	7.90%	0.00%	$50,891	8.27%	0.00%
NOW accounts	28,168	4.30%	0.20%	28,910	4.70%	0.31%
Savings and club	125,819	19.22%	0.53%	137,960	22.43%	0.78%
Money market savings account	45,514	6.95%	2.94%	46,996	7.64%	2.18%
Certificates of deposit	400,587	61.20%	4.10%	347,753	56.53%	4.28%
Other	2,839	0.43%	1.51%	2,612	0.43%	1.39%
Total	$654,663	100.00%	2.83%	$615,122	100.00%	2.78%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2008 (in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2007	of Total

0% - 0.99%	$2,993	$389	$48	$231	$3,661	0.91%
1% - 1.99%	27,640	-	-	-	27,640	6.90%
2% - 3.99%	98,003	9,577	4,202	1,743	113,525	28.34%
4% and over	231,542	9,054	3,995	11,170	255,761	63.85%
Total	$360,178	$19,020	$8,245	$13,144	$400,587	100.00%

The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $229.7 million at March 31, 2008 compared to $217.4 million at March 31, 2007.  As of March 31, 2008 the Bank had pledged $1.3 million of investment securities as collateral for certain large deposits.

Interest expense on deposits is as follows for the years ended March 31 (in thousands):

	2008	2007	2006

NOW demand	$138	$98	$74
Savings and clubs	1,004	931	919
Money market savings	1,193	1,133	601
Certificates of deposit	16,522	13,079	7,321
Mortgagors deposits	42	30	30
	18,899	15,270	8,945

Penalty for early withdrawal of certificates of deposit	(33)	(43)	(24)
Total interest expense	$18,866	$15,227	$8,921

NOTE 9.  BORROWED MONEY

Federal Home Loan Bank Advances and Repurchase agreements. FHLB-NY advances and repurchase agreements weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

Maturing	2008		2007
Year Ended	Weighted		Weighted
March 31,	Average Rate	Amount	Average Rate	Amount
2008	-	$-	4.58%	$32,500
2009	3.77%	15,107	3.78%	15,107
2012	4.63%	30,143	3.50%	168
	4.34%	$45,250	4.32%	$47,775

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $199.0 million at March 31, 2008.  Borrowings are secured by the Bank’s investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged.  At March 31, 2008, advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB-NY totaling $1.6 million and a blanket assignment of the Bank’s unpledged qualifying mortgage loans of $187.9 million and mortgage-backed and investment securities of $9.7 million.  The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $29.4 million from the FHLB-NY at March 31, 2008.

Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by $30.0 million obligations and other mortgage-related securities, and are entered into with either the Federal Home Loan Bank of New York (the “FHLB-NY”) or selected brokerage firms.  Repurchase agreements totaled $30.0 million at March 31, 2008.  At March 31, 2008, the accrued interest on repurchase agreements amounted to $0.2 million and the interest expense was $1.1 million for the year ended March 31, 2008. The Bank had no repurchase agreements at March 31, 2007 and no related interest expense for fiscal 2007.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR.

The following table sets forth certain information regarding Carver Federal’s borrowings as of and for the years ended March 31 (dollars in thousands):

	2008	2007	2006
Amounts outstanding at the end of year:
FHLB advances	$15,250	$47,775	$80,935
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,375	$13,318	$13,260

Rate paid at year end:
FHLB advances	3.77%	4.32%	4.13%
Guaranteed preferred beneficial interest in junior subordinated debentures	5.85%	8.40%	7.97%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$60,874	$93,975	$112,488
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,375	$13,318	$13,260

Approximate average amounts outstanding for year:
FHLB advances	$36,724	$65,567	$94,798
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,344	$13,286	$13,230

Approximate weighted average rate paid during year:
FHLB advances	5.18%	4.36%	3.81%
Guaranteed preferred beneficial interest in junior subordinated debentures	7.76%	8.33%	7.50%

NOTE 10. INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31 are as follow (in thousands):

	2008	2007	2006
Federal income tax expense (benefit):
Current	$79	$1,887	$1,155
Deferred	(1,107)	(3,018)	35
	(1,028)	(1,131)	1,190

State and local income tax expense:
Current	171	313	196
Deferred	(24)	(5)	(57)
	147	308	139

Total provision for income tax (benefit) expense	$(881)	$(823)	$1,329

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Statutory Federal income tax	$1,103	34.0%	$598	34.0%	$1,734	34.0%
State and local income taxes, net of Federal tax benefit	88	2.7%	204	11.6%	92	1.8%
New markets tax credit	(2,000)	-61.6%	(1,475)	-83.8%	-	-
General business credit	(41)	-1.3%	(69)	-3.9%	(73)	-1.5%
Release of contingency reserve	-	-	-	-	(500)	-9.8%
Other	(31)	-1.0%	(81)	-4.6%	76	1.5%
Total income tax (benefit) expense	$(881)	-27.2%	$(823)	-46.7%	$1,329	26.0%

Carver Federal’s stockholders’ equity includes approximately $2.8 million at the end of each year ended March 31, 2008, 2007 and 2006, which has been segregated for federal income tax purposes as a bad debt reserve.  The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2,008	2007
Deferred Tax Assets:
Income from affiliate	$-	$1,876
Allowance for loan losses	1,427	1,839
Deferred loan fees	461	371
Compensation and benefits	102	109
Non-accrual loan interest	579	587
Capital loss carryforward	591	591
Deferred rent	111	111
Purchase accounting adjustment	159	702
Net operating loss carry forward	2,072	-
New markets tax credit	3,227	1,242
Depreciation	330	-
Other	28	2
Total Deferred Tax Assets	9,087	7,430

Deferred Tax Liabilities:
Depreciation	-	128
Income from affiliate	690	-
Minimum pension liability	170	50
Unrealized gain on available-for-sale securities	92	228
Total Deferred Tax Liabilities	952	406

Net Deferred Tax Assets	$8,135	$7,024

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59 million in New Markets Tax Credits.  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.  In December 2007, the Bank invested an additional $10.5 million and transferred rights to $19.0 million of its $59 million NMTC award to an investor pursuant to its investment in a NMTC project.  The Bank’s NMTC allocation has been fully invested as of December 31, 2007. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount (5% over each of the first three years, and 6% over each of the next four years).  The Company expects to receive additional NMTC tax benefits of approximately $12.1 million from its $40.0 million investment over approximately six years.

A valuation allowance against the deferred tax asset at March 31, 2008 and 2007 was not required since it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

The Company has no uncertain tax positions.  The Company and its subsidiaries are subject to U.S. federal, New York State and New York City income taxation.  The Company is no longer subject to examination by taxing authorities for years before March 31, 2005.  CCB, a subsidiary of the Holding Company, which was purchased in 2006, is currently subject to a New York State examination by the taxing authorities for tax years 2003 and 2004.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of April 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  FIN 48 had no affect on the Company’s financial statements.

NOTE 11. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for years ended March 31 (in thousands):

	2008	2007	2006

Net income - basic and diluted	$3,980	$2,583	$3,770

Weighted average common shares outstanding – basic	2,492	2,511	2,506
Effect of dilutive options	50	57	59
Effect of dilutive MRP shares	19	18	27
Weighted average common shares outstanding – diluted	2,561	2,586	2,592

NOTE 12. STOCKHOLDERS’ EQUITY

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

Regulatory Capital.  The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies.  The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution’s adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution’s risk weighted assets.  Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2008 and 2007, the Bank exceeded all of its regulatory capital requirements.

The following is a summary of the Bank’s actual capital amounts as of March 31, 2008 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP Capital	Tangible Equity	Leverage Capital	Risk-Based Capital
Stockholders' Equity at March 31, 2008 (1)	$68,669	$68,669	$68,669	$68,669

Add:
General valuation allowances		-	-	4,878
Deduct:
Unrealized gains on securities available-for-sale, net		(151)	(151)	(151)
Goodwill and qualifying intangible assets, net		6,902	6,902	6,902
Other		(33)	(33)	(33)
Regulatory Capital		61,583	61,583	66,461
Minimum Capital requirement		14,641	31,293	51,707
Regulatory Capital Excess		$46,942	$30,290	$14,754

(1) Carver Federal only

Comprehensive Income. Comprehensive income represents net income and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability.  The Holding Company has reported its comprehensive income for fiscal 2008, 2007 and 2006 in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.  Carver Federal’s accumulated other comprehensive income or loss included net unrealized losses on securities at March 31, 2008 and 2007 was $0.2 million and $0.4 million, respectively.  Included in the amounts at March 31, 2006 were unrealized gains of $0.2 million relating to available-for-sale securities that were transferred during fiscal 2003 to held-to-maturity.  This unrealized gain is an unrealized gain reported as a separate component of stockholders’ equity and is amortized over the remaining lives of the securities as an adjustment to yield.  Also included in accumulated other comprehensive income at March 31, 2008 and 2007 was gains on the Bank’s pension plan liabilities of $0.3 million and $0.1 million, net of taxes, respectively.  At March 31, 2006, there was a loss on the Bank’s employee pension plan liability of $0.3 million, net of taxes, included in accumulated other comprehensive loss.

NOTE 13. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

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

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2008	2007
Change in projected benefit obligation during the year
Projected benefit obligation at the beginning of year	$2,887	$2,892
Interest cost	163	159
Actuarial (gain) loss	(308)	55
Benefits paid	(170)	(219)
Settlements	(173)	-
Projected benefit obligation at end of year	$2,399	$2,887

Change in fair value of plan assets during the year

Fair value of plan assets at beginning of year	$2,877	$2,870
Actual return on plan assets	232	226
Benefits paid	(170)	(219)
Settlements	(173)	-
Fair value of plan assets at end of year	$2,766	$2,877

Funded status	$367	$(10)
Unrecognized loss	-	-
Accrued pension cost	$367	$(10)

Net periodic pension benefit includes the following components for the years ended March 31 (in thousands):

	2008	2007	2006

Interest cost	$163	$159	$163
Expected return on plan assets	(221)	(220)	(227)
Net periodic pension (benefit)	$(58)	$(61)	$(64)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2008	2007	2006
Annual salary increase (1)	-	-	-
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	6.50%	5.88%	5.75%

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

	2008	2007
Change in projected benefit obligation during the year:
Projected benefit obligation at beginning of year	$36	$102
Interest cost	2	5
Actuarial gain	-	(50)
Benefits paid	(13)	(21)
Projected benefit obligation at end of year	$25	$36

Change in fair value of plan assets during the year
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	13	21
Benefits paid	(13)	(21)
Fair value of plan assets at end of year	$-	$-

Funded status	$(25)	$(36)
Unrecognized (gain)	-	-
Accrued pension cost	$(25)	$(36)

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. Under the profit-sharing feature, if the Bank achieves a minimum of 70% of its net income goal as mentioned previously, the Compensation Committee may authorize an annual non-elective contribution to the 401(k) Plan on behalf of each eligible employee up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution may be made regardless of whether the employee makes a contribution to the 401(k) Plan. Non-elective Bank contributions, if awarded, vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least one year of service. To be eligible for the non-elective Carver contribution, the employee must also be employed as of the last day of the plan year. Total savings incentive plan expenses for the years ended March 31, 2008, 2007 and 2006 were $0.1 million, $0.2 million and $0.2 million, respectively.

BOLI.  The Bank owns one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature.  Only officer level employees are covered under this program.

An initial investment of $8.0 million was made to the BOLI program on September 21, 2004.  At March 31, 2008 the Consolidated Statement of Conditions reflects a net cash surrender value of $9.1 million.  The related income is reflected in the Consolidated Statement of Operations as a component of other non-interest income.

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date.  Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP.  Pursuant to the MRP, the Bank recognized $155,000, $118,000 and $134,000 as expense for the years ended March 31, 2008, 2007and 2006, respectively.

Employee Stock Ownership Plan. Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,821,000 in proceeds from a term loan obtained from a third-party institution to purchase 182,132 shares of Bank common stock in the initial public offering. Each year until the loan paid off in June of 2004, the Bank made discretionary contributions to the ESOP, which was equal to principal and interest payments required on the term loan less any dividends received by the ESOP on unallocated shares.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan.  Currently, shares are purchased in the open market in accordance with Carver’s common stock repurchase program and are held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. ESOP compensation expense was $0.1 million, $0.1 million and $0.2 million for the years ended March 31, 2008, 2007 and 2006, respectively.

The ESOP shares at March 31 are as follows (in thousands):

	2008	2007
Allocated shares	69	73
Unallocated shares	-	-
Total ESOP shares	69	73
Fair value of unallocated shares	$3	$10

Stock Option Plans. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 338,862.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2008, there were 237,182 options outstanding and 198,088 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 300,000 shares, but no more than 150,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2008, there were 32,447 options outstanding under the 2006 Incentive Plan and none were exercisable.    All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan, if the person is employed on that date.

Information regarding stock options as of and for the years ended March 31 is as follows:

	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	240,087	$13.24	238,061	$12.90	225,292	$12.37
Granted	15,978	16.93	21,019	16.50	35,277	16.98
Exercised	(3,475)	11.58	(11,776)	9.57	(9,903)	9.57
Forfeited	(15,408)	17.72	(7,217)	17.44	(12,605)	17.44
Outstanding, end of year	237,182	$13.22	240,087	$13.24	238,061	$12.90
Exercisable, at year end	198,088		192,110		144,836

Information regarding stock options as of and for the year ended March 31, 2008 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$8.00	$8.99	60,000	2 years	$8.17	60,000	$8.17
9.00	9.99	32,000	3 years	9.93	32,000	9.93
10.00	10.99	2,000	2 years	10.38	2,000	10.38
12.00	12.99	37,400	4 years	12.10	37,400	12.10
16.00	16.99	54,721	7 years	16.59	38,252	16.59
17.00	17.99	29,033	6 years	17.18	6,408	17.18
19.00	19.99	20,918	6 years	19.66	20,918	19.66
20.00	20.99	729	7 years	20.00	729	20.00
21.00	21.99	381	6 years	21.76	381	21.76
Total		237,182			198,088

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2008	2007	2006
Risk-free interest rate	4.3%	4.5%	3.5%
Volatility	31.2%	19.0%	35.0%
Annual dividends	$0.29	$0.32	$0.28
Expected life of option grants	7 yrs	7 yrs	7 yrs

Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $0.3 million during the year ended March 31, 2008.  As of March 31, 2008, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plan was $0.1 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc.  This plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2007, the Company granted its first awards under the new Plan.  The total fair value of options granted was $0.4 million. The amount of compensation expense recognized in fiscal year 2008 was $0.1 million.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

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

The Bank had outstanding commitments at March 31 as follows (in thousands):

	2008	2007

Commitments to originate mortgage loans	$81,754	$107,115
Commitments to originate commercial and consumer loans	4,236	214
Lines of credit	24,518	300
Letters of credit	4,518	-
Total	$115,026	$107,629

At March 31, 2008, of the $115.0 million in outstanding commitments to originate loans, $74.9 million represented construction loans at a weighted average rate of 6.44%, $37.3 million represented commitments to originate non-residential mortgage loans at a weighted average rate of 6.03% and $2.8 million represented one- to four-family residential loans at a weighted average rate of 6.24%.

The balance of commitments on commercial and consumer loans at March 31, 2008 is primarily undisbursed funds from approved unsecured commercial lines of credit.  All such lines carry adjustable rates mainly tied to prime.

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

Lease Commitments.  Rentals under long term operating leases for certain branches aggregated approximately $1.4 million, $0.9 million and $0.7 million for the years ended March 31, 2008, 2007 and 2006, respectively. As of March 31, 2008, minimum rental commitments under all noncancellable leases with initial or remaining terms of more than one year and expiring through 2018 follow (in thousands):

Year Ending March 31,	Minimum Rental

2009	$1,517
2010	1,556
2011	1,458
2012	1,137
2013	1,125
Thereafter	4,663
$11,456

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, Carver Federal is a party to various legal proceedings incidental to its business.  Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.  At March 31, 2008, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107 “Disclosures about Fair Value of Financial Instruments” requires the Bank to disclose, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value.  SFAS 107 defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.  The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale and is best evidenced by a quoted market price if one exists. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments.  For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The estimation methodologies used and the estimated fair values and carrying values of the Bank’s financial instruments are set forth below:

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

Commitments

The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2008 approximates the fees received.  The fair value is not considered material.

The carrying amounts and estimated fair values of the Bank’s financial instruments at March 31 are as follows (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$27,368	$27,368	$17,350	$17,350
Investment securities available-for-sale	1,735	1,525	26,804	26,804
Mortgage backed securities available-for-sale	19,130	19,340	21,176	21,176
Mortgage backed securities held-to-maturity	17,307	17,167	19,137	19,005
Loans receivable	627,916	645,387	580,551	580,854
Loans held-for-sale	23,767	24,084	23,226	23,226
Accrued interest receivable	4,063	4,063	4,335	4,335
Mortgage servicing rights	605	605	388	467
Financial Liabilities:
Deposits	$654,663	$660,813	$615,122	$614,199
Advances from FHLB of New York	15,249	15,191	47,775	47,307
Other borrowed money	43,375	44,984	13,318	13,318

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

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2008 and 2007 (in thousands, except per share data):

	June 30	September 30	December 30	March 31
Fiscal 2008
Interest income	$11,968	$12,088	$12,309	$11,767
Interest expense	(5,315)	(5,625)	(5,992)	(5,724)
Net interest income	6,653	6,463	6,317	6,043
Provision for loan losses	-	-	(222)	-
Non-interest income	1,137	1,453	3,178	2,093
Non-interest expense	(6,504)	(7,196)	(7,963)	(8,207)
Income tax benefit (expense)	(143)	44	268	712
Minority interest, net of taxes	-	-	-	(146)
Net income	$1,143	$764	$1,578	$495
Earnings per common share
Basic	$0.46	$0.31	$0.63	$0.20
Diluted	$0.44	$0.30	$0.62	$0.20

Fiscal 2007
Interest income	$9,120	$9,380	$11,770	$11,470
Interest expense	(4,085)	(4,169)	(5,643)	(5,337)
Net interest income	5,035	5,211	6,127	6,133
Provision for loan losses	-	-	(120)	(156)
Non-interest income	945	(337)	966	1,295
Non-interest expense	(4,733)	(6,242)	(5,884)	(6,479)
Income tax benefit (expense)	(445)	464	311	493
Net income (loss)	$802	$(904)	$1,400	$1,286
Earnings (loss) per common share
Basic	$0.32	$(0.36)	$0.56	$0.51
Diluted	$0.31	$(0.35)	$0.54	$0.50

NOTE 17. CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2008	2007

Assets
Cash on deposit with subsidiaries	$384	$399
Investment in subsidiaries	69,401	64,996
Other assets	32	16
Total Assets	$69,817	$65,411

Liabilities and Stockholders' Equity
Borrowings	$13,376	$13,318
Accounts payable to subsidiaries	1,945	291
Other liabilities	113	175
Total liabilities	$15,434	$13,784

Stockholders’ equity	54,383	51,627
Total Liabilities and Stockholders’ Equity	$69,817	$65,411

CONDENSED STATEMENTS OF INCOME (in thousands):

	Years Ended March 31,
	2008	2007	2006
Income
Equity in net income from subsidiaries	$-	$3,551	$6,758
Interest income from deposit with subsidiaries	5,089	-	5
Other income	34	34	22
Total income	5,123	3,585	6,785

Expenses
Interest Expense on Borrowings	1,185	1,196	985
Salaries and employee benefits	157	180	287
Shareholder expense	664	439	407
Other	18	10	7
Total expense	2,024	1,825	1,686

Income before income taxes	3,099	1,760	5,099
Income tax (benefit) expense	(881)	(823)	1,329
Net Income	$3,980	$2,583	$3,770

	Years Ended March 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$3,980	$2,583	$3,770
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of Subsidiaries	(5,224)	(3,551)	(6,758)
Income taxes from the Bank	(881)	(823)	1,329
Increase in other assets	(16)
Increase (decrease) in accounts payable to subsidiaries	1,654	225	(443)
(Decrease) increase in other liabilities	(62)	(83)	40
Other, net	140	(13)	299
Net cash used in operating activities	(409)	(1,662)	(1,763)

Cash Flows From Investing Activities
Dividends received from Bank	1,700	3,201	850
Proceeds from sale of investment securities	-	-	1,575
Net cash provided by investing activities	1,700	3,201	2,425

Cash Flows From Financing Activities
Purchase of treasury stock, net	(331)	(321)	(115)
Dividends paid	(975)	(878)	(777)
Net cash used in financing activities	(1,306)	(1,199)	(892)
Net (decrease) increase in cash	(15)	340	(230)

Cash and cash equivalents - beginning	399	59	289
Cash and cash equivalents - ending	$384	$399	$59

NOTE 18.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement resolves issues addressed in “Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 155 had no material impact on the Company’s financial position or its results of operations for fiscal 2008.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements.  The Company determines the fair value of its mortgage servicing rights on the basis of a third party market valuation of the Company’s servicing portfolio stratified by predominant risk characteristics – loan type and coupon.  The valuation of the Company’s mortgage servicing rights utilizes market derived assumptions for discount rates, servicing costs, escrow earnings rate, and prepayments.  The Company, upon adoption of SFAS No. 156 as of April 1, 2007, recorded a cumulative effect adjustment of $49,000 to retained earnings (net of tax) as of the beginning of fiscal 2008 for the difference between the mortgage servicing rights fair value and its carrying amount as reflected in the consolidated statement of changes in stockholders’ equity.  At March 31, 2008, the fair value of mortgage servicing rights totaled $0.6 million.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The Statement establishes a single definition of fair value, sets up a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement by establishing a three level “fair value hierarchy” that ranks the quality and reliability of inputs used in valuation models, i.e., the lower the level, the more reliable the input.  The hierarchy provides the basis for the Statement’s new disclosure requirements which are dependent upon the frequency of an item’s measurement (recurring versus nonrecurring).  SFAS No. 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Its provisions will generally be applied prospectively.  The adoption of SFAS No. 157 had no material impact on the Company’s financial position or its results of operations for fiscal 2008.

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

FIN 48 requires significant new annual disclosures in the notes to an entity’s financial statements that include a tabular roll-forward of the beginning to ending balances of an entity’s unrecognized tax benefits.  The Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  The adoption and evaluation under FAS 109 and FIN 48 had no material impact on the Company’s financial position or its results of operations for fiscal 2008.

Accounting for Purchases of Life Insurance

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin  No. 85-4 ("FTB No. 85-4”), Accounting for Purchases of Life Insurance (“EITF No. 06-5”).  EITF No. 06-5 explains how to determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with FTB No. 85-4.  EITF No. 06-5 would require all amounts that would ultimately be realized by a policyholder upon the assumed surrender of a final policy to be included in the amount that could be realized under the insurance contract.  Thus, contractual provisions that limit the amount that could be realized in specified circumstances would be considered if it is probable that those circumstances would occur.  The consensus on EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The adoption of EITF No. 06-5 had no material impact on the Company’s financial position or its results of operations for fiscal 2008.

Prior Year Misstatements

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning April 1, 2007. Carver has evaluated the requirements of SAB No. 108 and determined that it did not have a material effect on its financial condition or results of operations.

Application of Accounting Principles to Loan Commitments

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 supersedes Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. The adoption of SAB 109 is not expected to have a material impact on the Bank’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way, i.e., as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Bank’s financial condition or results of operations.

Sale with Repurchase Financing Agreements

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.  The FSP will be effective for the Carver on March 31, 2009.  Early adoption is prohibited. The Company is currently evaluating the impact of adopting this FSP.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of SFAS 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations.  The standard will be effective for all of the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted.  The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Carver accounts for these instruments.  The Bank is currently assessing the impact of this pronouncement.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

In April of 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the revised standard has not been finalized and the proposals will be subject to a public comment period, this change may have a significant impact on Carver's consolidated financial statements as the Company may lose sales treatment for future assets sales to a QSPE. This proposed revision could be effective as early as April 2009.

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, former QSPEs would now be included in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of March 31, 2008, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Parent Company and the subsidiary banks; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of March 31,2008, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of March 31, 2008 is effective using these criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Holding Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).  The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement.  Information with respect to compliance by the Company’s Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this annual report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statement of Financial Condition as of March 31, 2008 and 2007

3.	Consolidated Statements of Income for the years ended as of March 31, 2008, 2007 and 2006

4.	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2008, 2007 and 2006

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006

6.	Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.

July 1, 2008	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 30, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ Roy Swan	Executive Vice President and Chief Financial Officer
Roy Swan	(Principal Financial and Accounting Officer)

/s/ Carol Baldwin Moody	Director
Carol Baldwin Moody

/s/ Dr. Samuel J. Daniel	Director
Samuel J. Daniel

/s/ David L. Hinds	Director
David L. Hinds

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel Jackson	Director
Pazel G. Jackson, Jr.

/s/ Edward B. Ruggiero	Director
Edward B. Ruggiero

/s/ Robert R. Tarter	Director
Robert R. Tarter

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated as of April 5, 2006 by and between CarverBancorp, Inc., Carver Federal Savings Bank and Community Capital Bank (2.2)

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (10)

4.1	Stock Certificate of Carver Bancorp, Inc. (1)

4.2	Federal Stock Charter of Carver Federal Savings Bank (1)

4.3	Bylaws of Carver Federal Savings Bank (1)

4.4	Amendments to Bylaws of Carver Federal Savings Bank (2)

4.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (4)

4.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (4)

10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1) (*)

10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9) (*)

10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9) (*)

10.4
Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4 (9) (*)

10.5	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1) (*)

10.6	Carver Federal Savings Bank Retirement Plan for Nonemployee Directors, effective as of October 24, 1994 (1) (*)

10.7	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1) (*)

10.8	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1) (*)

10.9	Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (3) (*)

10.10	Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (3) (*)

Exhibit Number	Description

10.11	Securities Purchase Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

10.12	Registration Rights Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

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

10.14	Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan (6) (*)

10.15	Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (7) (*)

10.16	Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (7) (*)

10.17	Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (7) (*)

10.18	Carver Bancorp, Inc. Compensation Plan for Non-Employee Directors (9) (*)

10.19	Amendment Number One to Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9)

10.20	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (9) (*)

10.21	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (9) (*)

10.22	Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (8)

10.23
Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (8)

10.24	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)

10.25	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (11) (*)

10.26	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)

10.27	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (11)

Exhibit Number	Description

10.28	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12) (*)

10.29	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (12) (*)

10.30	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (14) (*)

10.31	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 ( *)

14	Code of ethics (13)

21.1	Subsidiaries of the Registrant (11)

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(*)	Management Contract or Compensatory Plan.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(2.2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated April 6, 2006.

(3)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K, dated January 14, 2000.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(6)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(8)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K, dated December 19, 2007.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.