Form 10-Q
period 2008-06-30
CARVER BANCORP INC
filed 2008-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,472,582
Class	Outstanding at August 12, 2008

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,105	$15,920
Federal funds sold	-	10,500
Interest earning deposits	948	948
Total cash and cash equivalents	16,053	27,368
Securities:
Available-for-sale, at fair value (including pledged as collateral of $30,256 and $20,621 at June 30 and March 31, 2008, respectively)	31,164	20,865
Held-to-maturity, at amortized cost (including pledged as collateral of $16,440 and $16,643 at June 30 and March 31, 2008, respectively; fair value of $16,497 and $17,493 at June 30 and March 31, 2008, respectively)	16,629	17,307
Total securities	47,793	38,172

Loans held-for-sale	23,011	23,767

Loans receivable:
Real estate mortgage loans	579,497	578,957
Commercial business loans	54,036	52,109
Consumer loans	1,770	1,728
Allowance for loan losses	(5,032)	(4,878)
Total loans receivable, net	630,271	627,916

Office properties and equipment, net	15,759	15,780
Federal Home Loan Bank of New York stock, at cost	2,267	1,625
Bank owned life insurance	9,231	9,141
Accrued interest receivable	3,792	4,063
Goodwill	6,370	6,370
Core deposit intangibles, net	494	532
Other assets	33,671	41,859
Total assets	$788,712	$796,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$633,464	$654,663
Advances from the FHLB-New York and other borrowed money	72,632	58,625
Other liabilities	9,018	9,772
Total liabilities	715,114	723,060

Minority interest	19,150	19,150

Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,479,382 and 2,481,706 shares outstanding at June 30 and March 31, 2008, respectively)	25	25
Additional paid-in capital	24,091	24,113
Retained earnings	30,941	30,490
Treasury stock, at cost (45,309 and 42,985 shares at June 30 and March 31, 2008, respectively)	(661)	(670)
Accumulated other comprehensive income	52	425
Total stockholders' equity	54,448	54,383
Total liabilities and stockholders' equity	$788,712	$796,593

See accompanying notes to unaudited consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Interest income:
Loans	$10,453	$10,993
Mortgage-backed securities	561	502
Investment securities	66	462
Federal funds sold	39	11
Total interest income	11,119	11,968

Interest expense:
Deposits	4,139	4,331
Advances and other borrowed money	722	984
Total interest expense	4,861	5,315

Net interest income	6,258	6,653

Provision for loan losses	169	-
Net interest income after provision for loan losses	6,089	6,653

Non-interest income:
Depository fees and charges	668	630
Loan fees and service charges	417	379
Gain on sale of loans	247	47
Other	416	81
Total non-interest income	1,748	1,137

Non-interest expense:
Employee compensation and benefits	3,414	3,173
Net occupancy expense	1,016	836
Equipment, net	615	592
Other	2,290	1,903
Total non-interest expense	7,335	6,504

Income before income taxes and minority interest	502	1,286
Income tax (benefit) expense	(322)	143
Minority interest	138	-
Net income	$686	$1,143

Earnings per common share:

Basic	$0.28	$0.46
Diluted	$0.27	$0.44

See accompanying notes to unaudited consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock-Holders’ Equity
Balance—March 31, 2008	$25	$24,113	$(670)	$30,490	$425	$54,383
Net income	-	-	-	686	-	686
Change in accumulated other comprehensive income, net of taxes	-	-	-	-	(373)	(373)
Comprehensive income, net of taxes:	-	-	-	686	(373)	313
Effect of accounting change regarding pension plan measurement date pursuant to FASB statement no. 158	-	-	-	13		13
Dividends paid	-	-	-	(248)	-	(248)
Treasury stock activity	-	(22)	9	-	-	(13)
Balance—June 30, 2008	$25	$24,091	$(661)	$30,941	$52	$54,448

See accompanying notes to unaudited consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
OPERATIONS
Net income	$686	$1,143
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	169	-
Stock based compensation expense	35	59
Depreciation and amortization expense	454	410
Amortization of premiums and discounts	52	53
Loss from sale of real estate owned	12	-
Gain on sale of loans	(247)	(47)
Originations of loans held-for-sale	(9,097)	(5,907)
Proceeds from sale of loans held-for-sale	9,889	4,012
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	271	(513)
Increase (decrease) in loan premiums and discounts and deferred charges	41	(110)
Increase (decrease) in premiums and discounts - securities	75	(23)
Decrease (increase) in other assets	7,500	(524)
Decrease in other liabilities	(749)	(3,240)
Net cash provided by (used in) operating activities	9,091	(4,687)
INVESTING ACTIVITIES
Purchase of available-for-sale securites	(12,446)	-
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	1,490	3,557
Held-to-maturity	669	789
Proceeds from sales of available-for-sale securities
Originations of loans held-for-investment	(43,225)	(49,044)
Loans purchased from third parties	-	(4,795)
Principal collections on loans	40,675	32,044
(Purchase) redemption of FHLB-NY stock	(642)	367
Additions to premises and equipment	(433)	(1,005)
Proceeds from sale of real estate owned	1,061	-
Net cash used in investing activities	(12,851)	(18,087)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(21,199)	16,208
Net borrowing of FHLB advances and other borrowings	13,993	10,193
Common stock repurchased	(101)	(84)
Dividends paid	(248)	(225)
Net cash (used in) provided by financing activities	(7,555)	26,092
Net (decrease) increase in cash and cash equivalents	(11,315)	3,318
Cash and cash equivalents at beginning of period	27,368	17,350
Cash and cash equivalents at end of period	$16,053	$20,668

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(373)	$(286)

Cash paid for-
Interest	$4,877	$5,344
Income taxes	$40	$670

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization

Nature of operations

Carver Bancorp, Inc.  (on a stand-alone basis, the “Holding Company” or “Registrant”), incorporated in May 1996, is the holding company for Carver Federal Savings Bank (the “Bank” or “Carver Federal”).  Carver Federal’s material subsidiaries include CFSB Realty Corp., Carver Municipal Bank (“CMB”) and Carver Community Development Corp.  (“CCDC”).  The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.

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

In September 2003, the Holding Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Holding Company.  In accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, Carver Statutory Trust I is not consolidated for financial reporting purposes.  In December 2007, Carver Federal’s subsidiary CCDC entered into a New Markets Tax Credits (“NMTC”) venture which is consolidated.

On October 5, 2006, Carver Federal established CMB, a wholly-owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services.  The Bank invested $2.0 million of capital into CMB at its formation.  In the State of New York, municipal entities may deposit funds only with commercial banks, other than except through limited exceptions, and CMB provided Carver Federal with a platform to enter into this line of business.  As of June 30, 2008, Carver Federal has discontinued the operations of CMB and the entity is in the process of dissolution.  The $2.0 million capital invested will revert back to the Bank.

Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans, small business loans and other investments permitted by federal savings banks.  The Bank has ten branches located throughout the City of New York that primarily serve the communities in which they operate.

(2)	A) Basis of Presentation

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

The preparation of financial statements in conformity with U.S.  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements.  Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending–related commitments, goodwill and intangibles, pensions, assessment of other than temporary impairment and the fair value of financial instruments.  Actual results could differ from these estimates.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as previously filed with the SEC.  The consolidated results of operations and other data for the three-month period ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2009 (“fiscal 2009”).

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF Issue No. 04-5”).  EITF Issue No. 04-5 set forth the criteria to determine whether partnerships are to be consolidated for financial statement purposes or reported using the Equity Method.  In accordance with guidance set forth in EITF Issue No. 04-5, Carver CDC-Subsidiary CDE 10, LLC has been consolidated for financial reporting purposes.

B) Reclassifications

Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.

(3)	Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding over the period of determination.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.  For the three-month periods ended June 30, 2008 and 2007, respectively, 37,730 and 75,794 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period.  The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(4)	Accounting for Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Stock-based compensation expense and the related tax benefit recognized for the three months ended June 30, 2008 totaled $18,000 and $7,000, respectively.

(5)	Benefit Plans

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

The following table sets forth the components of net periodic pension expense for the employee pension plan and directors’ retirement plan as follows (in thousands):

	For Three Months Ended June 30,
	Employee Pension Plan		Directors' Retirement Plan
	2008	2007	2008	2007

Interest cost	$37	$40	$-	$1
Expected return on assets	(53)	(55)	5	-
Net periodic benefit cost (credit)	$(16)	$(15)	$5	$1

In accordance with SFAS No.  158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company recorded an addition to its retained earnings during the first quarter of 2009 to reflect a change of measurement date for plan assets and benefit obligation for December 31, 2007 to March 31, 2008.

(6)	Common Stock Dividend

On August 13, 2008, the Board of Directors of the Holding Company declared, for the quarter ended June 30, 2008, a cash dividend of ten cents ($0.10) per common share outstanding.  The dividend is payable on September 11, 2008 to stockholders of record at the close of business on August 28, 2008.

(7)	Fair Value Measurements

On April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS No. 157 clarifies that fair value is an "exit" price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants.  Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1– Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2– Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3– Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2008, and that are included in the Company’s Consolidated Statement of Condition:

	Fair Value Measurements at June 30, 2008, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$-	$-	$827	$827
Securities available for sale	$-	$31,119	$45	$31,164

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights.  Level 3 assets accounted for 0.1% of the Company’s total assets at June 30, 2008.

The Company reviews and updates the fair value hierarchy classifications on a quarterly basis.  Changes from one quarter to the next that are related to the observable inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

A description of the methods and significant assumptions utilized in estimating the fair value of available-for-sale securities follows:

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government securities and exchange-traded securities.

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to market information, models also incorporate transaction details, such as maturity and cash flow assumptions.  Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy and primarily include such instruments as mortgage-related securities and corporate debt.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Quoted price information for mortgage servicing rights (“MSR”) is not available.  Therefore, MSR are valued using market-standard models to model the specific cash flow structure.  Key inputs to the model consist of principal balance of loans being serviced, servicing fees and prepayment rate.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following table presents information for MSR assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2008:

(in thousands)	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2008	$605	$45
Additions	80	-
Total unrealized gain	142	-
Ending balance, June 30, 2008	$827	$45

(8)	Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on April 1, 2008, but did not elect the fair value option for any eligible financial assets and liabilities through June 30, 2008.

Application of Accounting Principles to Loan Commitments

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109).  SAB 109 supersedes Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments." It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment.  The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments.  The adoption of SAB 109 had no material impact on the Bank’s financial condition or results of operations.

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

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way, i.e., as equity in the consolidated financial statements.  In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.

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

Current practice records the transfer as a sale and the repurchase agreement as a financing.  The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset.  The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.  The FSP will be effective for the Bank on March 31, 2009.  Early adoption is prohibited.

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

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

In April of 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."  The revised standard has not been finalized and the proposals will be subject to a public comment period.   Currently, Carver does not have any of these assets or transactions with a QSPE, but this change may have a significant impact on Carver's consolidated financial statements as the Company may lose sales treatment for future asset sales to a QSPE.  This proposed revision could be effective as early as April 2010.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates.   These factors include but are not limited to the following:

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.   The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Overview

The following should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company’s 2008 Form 10-K.

Carver Bancorp, Inc., a Delaware corporation, is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services.  The Bank remains headquartered in Harlem, and predominantly all its ten branches and eleven stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods.  Many of these historically underserved communities are now experiencing unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Today, Carver Federal is the largest African-American and Caribbean-American operated bank in the United States.  The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and financial advice for consumers, businesses and non-profit organizations, including faith-based institutions.  A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act examination in 2006.  The examination report noted that 95% of Carver’s loan originations were within low- to moderate-income geographies, which far exceeded peer institutions.  The Bank has approximately $789 million in assets as of June 30, 2008 and employs approximately 166 employees as of August 12, 2008.

Carver Federal engages in a wide range of consumer and commercial banking services.  Carver Federal provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking including online bill pay, and telephone banking.  Through its affiliation with Merrill Lynch & Co, Carver Federal offers a comprehensive range of wealth management products.

Carver Federal offers loan products covering a variety of asset classes, including commercial and residential mortgages, construction loans, consumer loans and business loans.  The Bank finances mortgage and loan products through deposit operations or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S.  government agency securities and mortgage-backed securities.

The Bank’s primary market area for deposits consists of areas currently served by its ten branches.  The Bank’s branches are located in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas.  However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, has contributed to stimulate significant real estate and commercial development in the Bank’s market area.   The Bank believes that the demographics of its primary market area are changing as a result of the increase in real estate development in recent years.  The expected change in income demographics supports the Bank’s strategy to provide commercial banking products and, through its affiliation with Merrill Lynch & Co., investment advice and wealth management products.

The Bank’s primary lending market includes the Bronx, Kings, New York and Queens counties in New York City, and lower Westchester County, New York.  Although the Bank’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank is facing increased competition for deposits and mortgage lending in its market areas.  Management believes that this competition has become more intense as a result of the improving economic conditions in the Bank’s market area and an increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act.  The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions.  The Bank’s most direct competition for deposits comes from commercial banks, savings institutions and credit unions.  Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies.  Many of the Bank’s competitors have substantially greater resources and offer a wider array of financial services and products.  At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits.  These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and growing its near term profitability.

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

Carver Federal’s total loan portfolio increased during the three months ended June 30, 2008.  The increase in total loans receivable, net, is primarily the result of an increase in commercial real estate loans.  Total deposits decreased during the three months ended June 30, 2008.  The decline was primarily the result of decreases in deposits for certificates of deposit and NOW accounts.  Available-for-sale securities increased during the three months ended June 30, 2008 due to an increase in Agency securities.  Advances and borrowings increased during the three months ended June 30, 2008, primarily the result of higher Federal Home Loan Bank advances.

Net income for the three months ended June 30, 2008 decreased compared to the three months ended June 30, 2007, due to a decrease in net interest income and an increase in non-interest expense offset by an increase in non-interest income.  Net interest income decreased as a result of a decrease in the yield on average interest-earning assets and an increase in the average balance of interest-bearing liabilities, the cost of which was not fully offset by lower rates paid on such liabilities.  The result was a decrease in both the interest rate spread and the net interest margin for the quarter ended June 30, 2008 compared to the prior year period.

New Markets Tax Credit Award

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59.0 million in New Markets Tax Credits.  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59.0 million award.  In December 2007, the Bank invested an additional $10.5 million and transferred rights to $19.0 million to an investor in a NMTC project.  The Bank’s NMTC allocation was fully invested as of December 31, 2007.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years).  The Company expects to receive the remaining NMTC tax benefit of approximately $11.6 million from its $40.0 million investment through the period ending March 31, 2014.

The Bank’s subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to the $59.0 million NMTC award.  For financial reporting purposes, the $19.0 million transfer of rights to an investor in a NMTC project is reflected in the other assets and minority interest sections of the balance sheet in accordance with EITF Issue No. 04-5.  For the three months ended June 30, 2008, the Company recognized a tax benefit of $0.5 million related to the NMTC award.

Critical Accounting Policies

Note 1 to the Company’s audited Consolidated Financial Statements for fiscal 2008 included in its 2008 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference.  The Company believes its policies, with respect to the methodology for determining the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of the Company’s investment securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  The following description of these policies should be read in conjunction with the corresponding section of the Company’s 2008 Form 10-K:

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At June 30, 2008, the Bank carried no other-than-temporarily impaired securities.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of June 30, 2008.  During the third quarter of fiscal 2008, Carver changed its loan loss methodology to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Federal Financial Regulatory Agencies on December 13, 2006.  The change had an immaterial affect on the allowance for loan losses at June 30, 2008.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

·      Establishment of loan loss allowance amounts for all specifically identified criticized and classified loans that have been designated as requiring attention by management’s internal loan review process, bank regulatory examinations or Carver Federal’s external auditors.

·      An average loss factor, giving effect to historical loss experience over several years and other qualitative factors, is applied to all loans not subject to specific review.

·      Evaluation of any changes in risk profile brought about by business combinations, customer knowledge, the results of ongoing credit quality monitoring processes and the cyclical nature of economic and business conditions.  An important consideration in performing this evaluation is the concentration of real estate related loans located in the New York City metropolitan area.

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

Other evidence used to support the amount of the allowance and its components includes:

·      Amount and trend of criticized loans;
·      Actual losses;
·      Peer comparisons with other financial institutions; and
·      Economic data associated with the real estate market in the Company’s lending market areas.

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

Stock Repurchase Program

In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares.  As of June 30, 2008, the Company has purchased a total of 169,374 shares at an average price of $16.00.  Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions.  The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal’s several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2008.  Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans.  At June 30, 2008, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $81.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During the quarter ended June 30, 2008, total cash and cash equivalents decreased by $11.3 million reflecting cash used in investing activities of $12.9 million and financing activities of $7.6 million, offset by cash provided by operating activities of $9.1 million.

Net cash used in investing activities was $12.9 million, primarily represents cash disbursed to fund mortgage loan originations of $43.2 million and purchases of available-for-sale securities of $12.4 million, offset partially by principal collections on loans of $40.7 million and proceeds from principal payments/maturities/calls of securities of $1.5 million.  Net cash used in financing activities was $7.6 million, primarily resulted from decreased deposits of $21.2 million, offset partially by an increase in borrowings of $14.0 million.  Net cash provided by operating activities during this period was $9.1 million, primarily representing funds provided by proceeds from loans held-for-sale of $9.9 million, an increase in other assets of $7.3 million, offset partially by funds used in originations of loans held-for-sale of $9.1 million.

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

The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At June 30, 2008, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.  The table below presents certain information relating to the Bank’s regulatory capital compliance at June 30, 2008 (dollars in thousands):

	Amount	% of Adj. Assets
Tangible Equity:
Capital level	$62,813	8.01%
Less required capital level	11,763	1.50%
Excess capital	$51,050	6.51%

Core Capital:
Capital level	$62,981	8.03%
Less required capital level	31,373	4.00%
Excess capital	$31,608	4.03%

Risk-Based Capital:
Capital level	$68,013	10.65%
Less required capital level	54,410	8.00%
Excess capital	$13,603	2.65%

Comparison of Financial Condition at June 30, 2008 and March 31, 2008

Assets

At June 30, 2008, total assets decreased $7.9 million, or 1.0%, to $788.7 million compared to $796.6 million at March 31, 2008, primarily the result of decreases in cash and cash equivalents of $11.3 million and other assets of $8.2 million, partially offset by increases in investment securities of $9.6 million and loans receivable of $1.7 million.

Cash and cash equivalents decreased $11.3 million, or 41.3%, to $16.1 million at June 30, 2008 compared to $27.4 million at March 31, 2008, primarily due to a $10.5 million decrease in Federal funds sold and a $0.8 million decrease in cash and due from banks.  Other assets decreased $8.2 million, or 19.9%, to $33.7 million at June 30, 2008 compared to $41.9 million at March 31, 2008, primarily due to completion of a settlement receivable of $7.4 million from the sale of certain investments and disposition of real estate owned of $1.0 million.

Total securities increased $9.6 million, or 25.2%, to $47.8 million at June 30, 2008 compared to $38.2 million at March 31, 2008, reflecting an increase of $10.3 million in available-for-sale securities and a $0.7 million decrease in held-to-maturity securities.  Available-for-sale securities increased $10.3 million, or 49.4%, to $31.2 million at June 30, 2008 compared to $20.9 million at March 31, 2008, primarily due to an increase in Agency securities of $9.6 million.  Held to maturity securities decreased $0.7 million, or 3.9%, to $16.6 million at June 30, 2008 compared to $17.3 million at March 31, 2008, primarily due to collection of normal principal repayments and maturities of securities.  Additionally, the Bank continues its strategy of reducing lower yielding securities and replacing them with higher yielding loans.  However, the Bank may invest in securities from time to time to help diversify its asset portfolio, manage liquidity and satisfy collateral requirements for certain deposits.  There were $12.4 million in purchases of securities during the quarter ended June 30, 2008.

Total loans receivable, including loans held-for-sale, increased $1.7 million, or 0.3%, to $658.3 million at June 30, 2008 compared to $656.6 million at March 31, 2008.  The increase was primarily the result of an increase in commercial real estate loans of $11.6 million and an increase in commercial business loans of $1.9 million, offset by decreases in one- to four- family loans of $6.4 million, construction loans of $2.5 million and multi-family loans of $2.0 million.  The Bank continues to grow its loan portfolio through focusing on origination of loans in the markets it serves and will continue to augment these originations with loan participations.

At June 30, 2008, construction loans represented 23.7% of the Bank’s loan portfolio.  Approximately 69.1% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”).  CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area.  The Bank’s construction lending activity is concentrated in the New York City market.

Although the New York City real estate market continues to be resilient relative to other real estate markets in certain parts of the U.S., the local economic environment may face challenges created by job losses on Wall Street and continued constraint in credit markets.  During the three months ended June 30, 2008, local real estate market indicators showed increasing inventories and longer marketing times for sales, but prices remained stable.  The Bank will continue to closely monitor trends.

Liabilities and Stockholders’ Equity

Liabilities

Total liabilities decreased $8.0 million, or 1.1%, to $715.1 million at June 30, 2008 compared to $723.1 million at March 31, 2008.  The decrease in total liabilities was primarily the result of a $21.2 million reduction in customer deposits, offset by an increase of $14.0 million in advances and borrowed money.

Deposits decreased $21.2 million, or 3.2%, to $633.5 million at June 30, 2008 compared to $654.7 million at March 31, 2008.  The decrease in deposit balances was primarily the result of decreases in certificates of deposit of $17.6 million, NOW accounts of $3.6 million and savings accounts of $1.7 million, which were partially offset by an increase of $2.7 million in DDA accounts.  The Bank replaced approximately $14.0 million of higher cost certificates of deposit upon maturity with lower cost borrowings.  At June 30, 2008, the Bank had $61.6 million in brokered deposits.

Advances from the FHLB-NY and other borrowed money increased $14.0 million, or 23.9%, to $72.6 million at June 30, 2008 compared to $58.6 million at March 31, 2008.  The increase in advances and borrowed money was primarily the result of an increase of $14.0 million in FHLB advances.  At June 30, 2008, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow from the FHLB-NY an additional $81.3 million on a secured basis.

Stockholders’ Equity

Total stockholders’ equity increased $0.1 million, or 0.01%, to $54.5 million at June 30, 2008 compared to $54.4 million at March 31, 2008.  The increase in total stockholders’ equity was primarily attributable to net income for the quarter ended June 30, 2008 totaling $0.7 million, partially offset by dividends paid of $0.2 million and a decrease in accumulated other comprehensive income of $0.4 million.  The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.

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

As of June 30, 2008, the Bank had outstanding loan commitments as follows (in thousands):

Commitments to originate mortgage loans	$66,348
Commitments to originate commercial and consumer loans	4,236
Lines of credit	24,637
Letters of credit	7,236
$102,457

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$654,501	$10,453	6.39%	$617,973	$10,993	7.12%
Mortgage-backed securities	43,454	561	5.16%	39,108	502	5.13%
Investment securities (2)	4,656	66	5.69%	31,201	462	5.92%
Fed funds sold	7,501	39	2.09%	933	11	4.73%
Total interest-earning assets	710,112	11,119	6.26%	689,215	11,968	6.95%
Non-interest-earning assets	78,692			54,542
Total assets	$788,804			$743,757

Interest Bearing Liabilities:
Deposits:
Now demand	$24,231	20	0.33%	$24,970	35	0.56%
Savings and clubs	125,496	166	0.53%	137,273	266	0.78%
Money market	46,229	296	2.57%	46,863	242	2.07%
Certificates of deposit	391,008	3,643	3.74%	340,322	3,777	4.45%
Mortgagors deposits	3,314	14	1.69%	2,820	11	1.56%
Total deposits	590,278	4,139	2.81%	552,248	4,331	3.15%
Borrowed money	62,267	722	4.65%	75,302	984	5.24%
Total interest-bearing liabilities	652,545	4,861	2.99%	627,550	5,315	3.40%
Non-interest-bearing liabilities:
Demand	53,658			54,600
Other liabilities	9,470			11,902
Total liabilities	715,673			694,052
Minority Interest	19,150
Stockholders' equity	53,981			49,705
Total liabilities & stockholders' equity	$788,804			$743,757
Net interest income		$6,258			$6,653

Average interest rate spread			3.28%			3.55%

Net interest margin			3.53%			3.86%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Overview

The Company reported consolidated net income of $0.7 million and diluted earnings per share of $0.27 for the quarter ended June 30, 2008 compared to net income of $1.1 million and diluted earnings per share of $0.44 for the prior year period.  Net income declined $0.5 million, or 40.0%, to $0.7 million, primarily reflecting a decrease in net interest income of $0.4 million and an increase in non-interest expense of $0.8 million, offset by increases in non-interest income $0.6 million and an income tax benefit of $0.5 million.

Selected operating ratios for the three months ended June 30, 2008 and 2007 are set forth in the table below and the following analysis discusses the changes in components of operating results:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended
Selected Financial Data:	June 30,
	2008		2007
Return on average assets (1)	0.35%		0.62%
Return on average equity (2)	5.08		9.22
Net interest margin (3)	3.53		3.86
Interest rate spread (4)	3.28		3.55
Efficiency ratio (5)	91.62		83.49
Operating expenses to average assets (6)	3.72		3.51
Average equity to average assets (7)	6.84		6.69
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.10	x

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

Interest Income

Interest income decreased by $0.9 million, or 7.1%, to $11.1 million for the quarter ended June 30, 2008 compared to $12.0 million for the prior year period.  The decrease in interest income reflects a decrease in yield on interest-earning assets of 69 basis points to 6.26% for the quarter ended June 30, 2008 compared to 6.95% for the prior year period.  The decrease in yield on interest earning assets reflects decreases in yields on loans of 73 basis points, investment securities of 21 basis points and Federal funds sold of 264 basis points.  The decrease in interest income was primarily the result of decreases in interest income on loans of $0.5 million and interest income on investment securities of $0.3 million.

Interest income on loans decreased by $0.5 million, or 4.9%, to $10.5 million for the quarter ended June 30, 2008 compared to $11.0 million for the prior year period.  These results were primarily driven by a yield decrease of 73 basis points to 6.39% for the quarter ended June 30, 2008 compared to 7.12% for the prior year period, primarily due to lower yields on construction and small business loans tied to Libor and Prime Rate indices, which have fallen by 286 bps and 325 bps, respectively, since June 30, 2007; offset by an increase in average loan balances of $36.5 million to $654.5 million for the quarter ended June 30, 2008 compared to $618.0 million for the prior year period, primarily due to growth in commercial real estate loans of $37.5 million.

Interest income on securities decreased by $0.3 million, or 35.0%, to $0.6 million for the quarter ended June 30, 2008 compared to $1.0 million for the prior year period.  Interest income on investment securities decreased by $0.4 million, or 85.7%, to $0.1 million for the quarter ended June 30, 2008 compared to $0.5 million for the prior year period.  The decrease in interest income on investment securities for the quarter ended June 30, 2008 was primarily the result of a $26.5 million, or 85.1%, reduction in the average balances of investment securities to $4.7 million, compared to $31.2 million for the prior year period.  The net decrease in the average balance of investment securities demonstrates Management’s commitment to invest proceeds received from the sale of lower yielding securities and repayment of securities into higher yielding assets.  The investment securities yield decreased by 23 basis points to 5.69% for the quarter ended June 30, 2008 compared to 5.92% for the prior year period.

Additionally, the decrease in interest income on investment securities was partially offset by an increase in mortgage-backed securities interest of $0.1 million, or 11.8%, to $0.6 million for the quarter ended June 30, 2008 compared to $0.5 million for the prior year period.  The increase was primarily the result of an increase in the yield on mortgage-backed investment securities by 3 basis points to 5.16% for the quarter ended June 30, 2008 compared to 5.13% for the prior year period, as adjustable rate securities in the portfolio repriced to higher coupon rates.  The average balances of mortgage-backed securities increased by $4.3 million to $43.4 million for the quarter ended June 30, 2008 compared to $39.1 million for the prior year period.

Interest Expense

Interest expense decreased by $0.5 million, or 8.5%, to $4.9 million for the quarter ended June 30, 2008 compared to $5.3 million for the prior year period.  The decrease in interest expense primarily reflects a 41 basis point decrease in the average cost of interest-bearing liabilities to 2.99% for the quarter ended June 30, 2008 compared to 3.40% for the prior year period, partially offset by growth in the average balance of interest-bearing liabilities of $24.9 million, or 4.0%, to $652.5 million for the quarter ended June 30, 2008 compared to $627.6 million for the prior year period.  The decrease in interest expense was primarily the result of decreases in interest expense on advances and other borrowed money of $0.3 million and interest expense on deposits of $0.2 million.

Interest expense on advances and other borrowed money decreased $0.3 million, or 26.6%, to $0.7 million for the quarter ended June 30, 2008 compared to $1.0 million for the prior year period.  The decrease primarily reflects a 59 basis point reduction in the average cost of borrowed money to 4.65% for the quarter ended June 30, 2008 compared to 5.24% for the prior year period and the decline in the average balance of total borrowed money outstanding of $13.0 million to $62.3 million for the quarter ended June 30, 2008 compared to $75.3 million for the prior year period.

Interest expense on total deposits decreased $0.2 million, or 4.4%, to $4.1 million for the quarter ended June 30, 2008 compared to $4.3 million for the prior year period.  The decrease reflects a 34 basis point reduction in the average cost of total deposits to 2.81% for the quarter ended June 30, 2008 compared to 3.15% for the prior year period, offset partially by an increase in the average balance of total deposits of $38.1 million to $590.3 million for the quarter ended June 30, 2008 compared to $552.2 million for the prior year period.

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

Net interest income before the provision for loan losses decreased $0.4 million, or 5.9%, to $6.3 million for the quarter ended June 30, 2008 compared to $6.7 million for the prior year period.  This decrease was a result of a decrease in the yield on average interest-earning assets of 69 basis points and an increase in the average balance of interest-bearing liabilities of $24.9 million.  The result was a 27 basis point decrease in the interest rate spread to 3.28% for the quarter ended June 30, 2008 compared to 3.55% for the prior year period.  The net interest margin also decreased to 3.53% for the quarter ended June 30, 2008 compared to 3.86% for the prior year period.

Provision for Loan Losses and Asset Quality

The Bank provided a $0.2 million loan loss provision for the quarter ended June 30, 2008 compared with no provision for the prior year period.  At June 30, 2008 and March 31, 2008, the Bank’s allowance for loan losses was $5.0 million and $4.9 million, respectively.  The ratio of the allowance for loan losses to non-performing loans was 80.5% at June 30, 2008 compared to 170.9% at March 31, 2008.  Non-performing loans increased during the quarter due to multifamily and commercial loans going past due.  The ratio of the allowance for loan losses to total loans was 0.76% at June 30, 2008 compared to 0.74% at March 31, 2008.

At June 30, 2008, non-performing assets totaled $6.4 million, or 0.81% of total assets compared to $4.0 million, or 0.50% of total assets at March 31, 2008.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.  The Company’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

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

The Bank has minimal exposure to the subprime loan market and, therefore, we do not expect the Statement to have a material impact on the Company.  At June 30, 2008, the Bank’s loan portfolio contained $1.2 million in loans that we consider subprime, all of which were performing loans.

Non-Interest Income

Non-interest income is comprised of depository fees and charges, loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and other non-interest income.  Non-interest income increased by $0.6 million, or 53.7%, to $1.7 million for the quarter ended June 30, 2008 compared to $1.1 million for the prior year period.  The increase was primarily due to other income of $0.3 million and gain on sale of loans of $0.2 million.   Other income increased by $0.3 million, primarily the result of $0.2 million consolidation of income from the minority interest created by the NMTC transaction.

Non-Interest Expense

Non-interest expense increased by $0.8 million, or 12.8%, to $7.3 million for the quarter ended June 30, 2008 compared to $6.5 million for the prior year period.  The increase was primarily due to increases in other expenses of $0.4 million and employee compensation and benefits of $0.2 million.  The $0.4 million increase in other expense primarily consists of the cost of data lines, ATM equipment and leases, and charge-offs.  The charge-offs include $0.9 million in expenses, offset by $0.9 million in income, primarily reflecting offsetting entries to conclude the Community Capital Bank integration and system conversion.

Income Tax Expense

Income tax benefit increased by $0.4 million to $0.3 million for the quarter ended June 30, 2008 compared to income tax expense of $0.1 million for the prior year period. The income tax expense of $0.2 million for the quarter ended June 30, 2008 was offset by the tax benefit generated by the NMTC investment totaling $0.5 million.  The Bank’s NMTC award received in June 2006 has been fully invested.  The Company expects to receive additional NMTC tax benefits of approximately $11.6 million from its $40.0 million investment through the period ending March 31, 2014.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2008 in Item 7A of the Company’s 2008 Form 10-K and is incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at June 30, 2008 compared to March 31, 2008.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of June 30, 2008, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

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

Disclosure regarding legal proceedings to which the Company is a party is presented in Note 14 to the audited Consolidated Financial Statements in the 2008 Form 10-K and is incorporated herein by reference.  There have been no material changes with regard to such legal proceedings since the filing of the 2008 Form 10-K.

ITEM 1A.	Risk Factors

For a summary of risk factors relevant to the Company’s operations, see Part I, Item 1A, “Risk Factors,” in the Company’s 2008 Form 10-K.  There has been no material change in risk factors relevant to the Company’s operations since the filing of the 2008 Form 10-K.

ITEM 2.	Issuer Purchases of Equity Securities

During the quarter ended June 30, 2008, the Company purchased an additional 9,900 shares of its common stock under its stock repurchase program.  As of June 30, 2008, the Company has purchased a total of 169,374 shares at an average price per share of $16.00.

Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan (1)	Total number of shares that may yet be purchased (2)

April 1, 2008 to April 30, 2008	2,000	$11.47	2,000	70,161
May 1, 2008 to May 31, 2008	4,200	$10.57	4,200	65,961
June 1, 2008 to June 30, 2008	3,700	$9.12	6,500	59,461

(1) The Company’s stock purchase program was announced on August 2002 without an expiration date.

(2) As part of the stock repurchase program, the Company approved the repurchase of up to 231,635 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are submitted with this report:

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Financial Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated by reference to Exhibits 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.

Date: August 14, 2008	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ Roy Swan
Roy Swan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)