Form 10-Q
period 2008-09-30
CARVER BANCORP INC
filed 2008-11-17
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,469,935
Class	Outstanding at November 5, 2008

TABLE OF CONTENTS

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,787	$15,920
Federal funds sold	1,790	10,500
Interest earning deposits	948	948
Total cash and cash equivalents	15,525	27,368
Securities:
Available-for-sale, at fair value (including pledged as collateral of $30,266 and $20,621 at September 30 and March 31, 2008, respectively)	30,311	20,865
Held-to-maturity, at amortized cost (including pledged as collateral of $15,863 and $16,643 at September 30 and March 31, 2008, respectively; fair value of $16,221 and $17,167 at September 30 and March 31, 2008, respectively)	16,388	17,307
Total securities	46,699	38,172

Loans held-for-sale	22,946	23,767

Loans receivable:
Real estate mortgage loans	579,531	578,957
Commercial business loans	54,361	52,109
Consumer loans	1,890	1,728
Allowance for loan losses	(5,135)	(4,878)
Total loans receivable, net	630,647	627,916

Office properties and equipment, net	15,831	15,780
Federal Home Loan Bank of New York stock, at cost	3,923	1,625
Bank owned life insurance	9,319	9,141
Accrued interest receivable	3,792	4,063
Goodwill	6,370	6,370
Core deposit intangibles, net	456	532
Other assets	35,232	41,859
Total assets	$790,740	$796,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$599,818	$654,663
Advances from the FHLB-New York and other borrowed money	109,437	58,625
Other liabilities	7,374	9,772
Total liabilities	716,629	723,060

Minority interest	19,150	19,150

Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,468,470 and 2,481,706 shares outstanding at September 30 and March 31, 2008, respectively)	25	25
Additional paid-in capital	24,177	24,113
Retained earnings	31,316	30,490
Treasury stock, at cost (56,221 and 42,985 shares at September 30 and March 31, 2008, respectively)	(781)	(670)
Accumulated other comprehensive income	224	425
Total stockholders' equity	54,961	54,383
Total liabilities and stockholders' equity	$790,740	$796,593

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest Income:
Loans	$9,840	$11,184	$20,293	$22,177
Mortgage-backed securities	603	474	1,165	976
Investment securities	98	401	170	855
Federal funds sold	2	29	40	41
Total interest income	10,543	12,088	21,668	24,049

Interest expense:
Deposits	3,361	4,570	7,500	8,901
Advances and other borrowed money	981	1,055	1,709	2,030
Total interest expense	4,342	5,625	9,209	10,931

Net interest income before provision for loan losses	6,201	6,463	12,459	13,118

Provision for loan losses	170	--	339	--
Net interest income after provision for loan losses	6,031	6,463	12,120	13,118

Non-interest income:
Depository fees and charges	713	686	1,381	1,315
Loan fees and service charges	389	512	806	890
Write-down of loans held for sale	(16)	--	(16)	--
Gain on sale of securities	--	79	--	79
Gain (loss) on sale of loans	--	(19)	246	28
Other	485	195	902	277
Total non-interest income	1,571	1,453	3,319	2,589

Non-interest expense:
Employee compensation and benefits	3,616	3,145	7,030	6,317
Net occupancy expense	903	928	1,919	1,765
Equipment, net	694	513	1,309	1,105
Federal deposit insurance premiums	125	18	156	38
Other	1,967	2,592	4,226	4,476
Total non-interest expense	7,305	7,196	14,640	13,701

Income before income taxes	297	720	799	2,006
Income tax (benefit) expense	(422)	(44)	(745)	99
Minority Interest	98	--	237	--
Net income	$621	$764	$1,307	$1,907

Earnings per common share:
Basic	$0.25	$0.31	$0.53	$0.76
Diluted	$0.25	$0.30	$0.52	$0.74

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008
(In thousands)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock-Holders’ Equity
Balance—March 31, 2008	$25	$24,113	$(670)	$30,490	$425	$54,383
Net income	-	-	-	1,307	-	1,307
Change in accumulated other comprehensive income, net of taxes	-	-	-	-	(201)	(201)
Comprehensive income, net of taxes:	-	-	-	1,307	(201)	1,106
Effect of accounting change regarding pension plan measurement date pursuant to FASB statement no. 158	-	-	-	13		13
Dividends paid	-	-	-	(494)	-	(494)
Treasury stock activity	-	64	(111)	-	-	(47)
Balance—September 30, 2008	$25	$24,177	$(781)	$31,316	$224	$54,961

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended September 30,
	2008	2007
OPERATIONS
Net income	$1,307	$1,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	339	-
Provision for REO losses	28	-
Stock based compensation expense	(9)	75
Depreciation and amortization expense	939	840
Amortization of premiums and discounts	102	105
Gain on sale of loans	(246)	(28)
Gain on sale of fixed assets	-	(1)
Originations of loans held-for-sale	(9,097)	(10,187)
Proceeds from sale of loans held-for-sale	9,889	7,540
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	271	(125)
Decrease in loan premiums and discounts and deferred charges	43	30
Increase (decrease) in premiums and discounts - securities	66	(190)
Decrease (increase) in other assets	5,981	(1,799)
Decrease in other liabilities	(2,154)	(2,203)
Net cash provided by (used in) operating activities	7,459	(4,036)
INVESTING ACTIVITIES
Purchase of available-for-sale securites	(12,446)	(3,724)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	2,628	5,490
Held-to-maturity	901	1,233
Proceeds from sales of available-for-sale securities	-	5,540
Originations of loans held-for-investment	(70,248)	(81,588)
Loans purchased from third parties	-	(15,261)
Principal collections on loans	66,887	71,600
(Purchase) redemption of FHLB-NY stock	(2,298)	579
Additions to premises and equipment	(990)	(1,394)
Proceeds from sale of real estate owned	949	-
Net cash used in investing activities	(14,617)	(17,525)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(54,845)	5,828
Net borrowing of FHLB advances and other borrowings	50,813	20,487
Common stock repurchased	(159)	(410)
Dividends paid	(494)	(473)
Net cash (used in) provided by financing activities	(4,685)	25,432
Net (decrease) increase in cash and cash equivalents	(11,843)	3,871
Cash and cash equivalents at beginning of period	27,368	17,350
Cash and cash equivalents at end of period	$15,525	$21,221

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(201)	$(203)

Cash paid for-
Interest	$9,482	$10,804
Income taxes	$80	$862

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization

Nature of operations

Carver Bancorp, Inc.  (on a stand-alone basis, the “Holding Company” or “Registrant”), incorporated in May 1996, is the holding company for Carver Federal Savings Bank (the “Bank” or “Carver Federal”).  Carver Federal’s material subsidiaries include CFSB Realty Corp. and Carver Community Development Corp.  (“CCDC”).  The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.

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

On October 5, 2006, Carver Federal established CMB, a wholly-owned, New York State chartered limited purpose commercial bank, with the intention of expanding Carver Federal’s ability to compete for municipal and state agency deposits and provide other fee income based services.  The Bank invested $2.0 million of capital into CMB at its formation.  In the State of New York, municipal entities may deposit funds only with commercial banks, other than except through limited exceptions, and CMB provided Carver Federal with a platform to enter into this line of business. Carver Federal has discontinued the operations of CMB and the dissolution of the entity was effective July 18, 2008.  The $2.0 million capital investment reverted back to the Bank.

Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans, small business loans and other investments permitted by federal savings banks.  The Bank has ten branches located throughout the City of New York that primarily serve the communities in which they operate.

(2)	A) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Holding Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Holding Company and its subsidiaries on a consolidated basis as of and for the periods shown have been included.

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

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as previously filed with the SEC.  The consolidated results of operations and other data for the three-month and six months periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2009 (“fiscal 2009”).

In June 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standard Board (“FASB”) reached final consensus on Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF Issue No. 04-5”).  EITF Issue No. 04-5 set forth the criteria to determine whether partnerships are to be consolidated for financial statement purposes or reported using the Equity Method.  In accordance with guidance set forth in EITF Issue No.  04-5, Carver CDC-Subsidiary CDE 10, LLC has been consolidated for financial reporting purposes.

B) Reclassifications

Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.

(3)	Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding over the period of determination.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased ESOP shares are not considered to be outstanding.  For the three-month periods ended September 30, 2008 and 2007, respectively, 29,571 and 69,462 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period.  For the six-month periods ended September 30, 2008 and 2007, 34,144 and 72,104 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the same period.  The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

(4)	Accounting for Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No.  123R"), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Stock-based compensation benefit and the related tax expense recognized for the three months ended September 30, 2008 totaled $27,000 and $10,000, respectively.  For the six months ended September 30, 2008, stock-based compensation benefit and the related tax expense were $9,000 and $3,000, respectively.

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

The following table sets forth the components of net periodic pension expense for the employee pension plan and directors’ retirement plan as follows (in thousands):

	For Three Months Ended September 30,
	Employee Pension Plan		Directors' Retirement Plan
	2008	2007	2008	2007

Interest cost	$37	$40	$-	$1
Expected return on assets	(53)	(55)	-	-
Unrecognized loss (gain)	-	-	(5)	-
Net periodic (benefit) expense	$(16)	$(15)	$(5)	$1

	For Six Months Ended September 30,
	Employee Pension Plan		Directors' Retirement Plan
	2008	2007	2008	2007

Interest cost	$75	$80	$-	$2
Expected return on assets	(107)	(110)	-	-
Unrecognized loss (gain)	-	-	(10)	-
Net periodic (benefit) expense	$(32)	$(30)	$(10)	$2

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company recorded an addition to its retained earnings on April 11, 2008 to reflect a change of measurement date for plan assets and benefit obligation from December 31, 2007 to March 31, 2008.

(6)	Common Stock Dividend

On November 13, 2008, the Board of Directors of the Holding Company declared, for the quarter ended September 30, 2008, a cash dividend of ten cents ($0.10) per common share outstanding.  The dividend is payable on December 12, 2008 to stockholders of record at the close of business on November 28, 2008.

(7)	Fair Value Measurements

On April 1, 2008, the Company adopted SFAS No.  157, "Fair Value Measurements,"(“SFAS No. 157”) which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS No.157 clarifies that fair value is an "exit" price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants.  Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2008, and that are included in the Company’s Consolidated Statement of Financial Condition:

	Fair Value Measurements at September 30, 2008, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$-	$22,297	$-	$22,297
Mortgage servicing rights	$-	$-	$827	$827
Securities available for sale	$1,508	$28,758	$45	$30,311

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights.  Level 3 assets accounted for 0.1% of the Company’s total assets at September 30, 2008.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  In valuing certain collateralized debt obligations, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.  Quoted price information for mortgage servicing rights (“MSR”) is not available.  Therefore, MSR are valued using market-standard models to model the specific cash flow structure.  Key inputs to the model consist of principal balance of loans being serviced, servicing fees and prepayment rate.

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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2008:

(in thousands)	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2008	$605	$45
Additions	80	-
Total unrealized gain	142	-
Ending balance, September 30, 2008	$827	$45

(8)	Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)—including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on April 1, 2008, but did not elect the fair value option for any eligible financial assets and liabilities through September 30, 2008.

Application of Accounting Principles to Loan Commitments

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”).  SAB 109 supersedes Staff Accounting Bulletin No. 105 (“SAB 105”), "Application of Accounting Principles to Loan Commitments."  It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment.  The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments.  The adoption of SAB 109 had no material impact on the Bank’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” (“SFAS No. 141R”) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements.  To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” (“SFAS No. 160”) improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way, i.e., as equity in the consolidated financial statements.  In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.

Sale with Repurchase Financing Agreements

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

Current practice records the transfer as a sale and the repurchase agreement as a financing.  The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset.  The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.  The FSP will be effective for the Bank on March 31, 2009.  Early adoption is prohibited.  The FSP is not expected to have a material impact on our financial condition or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No.161”), an amendment of SFAS No. 133.  The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations.  The standard will be effective for all of the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted.  The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Carver accounts for these instruments. Since the provisions of SFAS No. 161 are disclosure related, our adoption of SFAS No. 161 will not have an impact on our financial condition or results of operations.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

In April of 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (“SFAS No.140”)  The revised standard has not been finalized and the proposals will be subject to a public comment period.   Currently, Carver does not have any of these assets or transactions with a QSPE, but this change may have a significant impact on Carver's consolidated financial statements as the Company may lose sales treatment for future asset sales to a QSPE.  This proposed revision could be effective as early as April 2010.

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R).  First, former QSPEs would now be included in the scope of FIN 46(R).  In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (“VIE”) should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model.  Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly.  The previous rules required reconsideration only when specified reconsideration events occurred. The proposed amendment to FIN 46 (R) is not expected to have a material impact on our financial condition or results of operations.

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

Carver Bancorp, Inc., a Delaware corporation, is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services.  The Bank remains headquartered in Harlem, and predominantly all its ten branches and eleven stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods.  Many of these historically underserved communities have recently experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Today, Carver Federal is the largest African-American and Caribbean-American operated bank in the United States.  The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and financial advice for consumers, businesses and non-profit organizations, including faith-based institutions.  A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act examination in 2006.  The examination report noted that 95% of Carver’s loan originations were within low- to moderate-income geographies, which far exceeded peer institutions.  The Bank has approximately $791 million in assets as of September 30, 2008 and employs approximately 157 employees as of October 31, 2008.

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

The Bank’s primary market area for deposits consists of areas currently served by its branches.  The Bank’s branches are located in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas.  However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, has contributed to stimulate significant real estate and commercial development in the Bank’s market area.   The Bank believes that the demographics of its primary market area are changing as a result of the increase in real estate development in recent years.  The expected change in income demographics supports the Bank’s strategy to provide commercial banking products and, through its affiliation with Merrill Lynch & Co., investment advice and wealth management products.

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

Recent Market Developments

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not materially originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of its assets into these programs. EESA also immediately increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the U.S. Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  The U.S. Treasury also announced that nine large financial institutions have already participated in the TARP Capital Purchase Program. The Company is currently well capitalized, and continues to lend in its market.  The Company is evaluating its participation in the program.

New Markets Tax Credit Award

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59.0 million in New Markets Tax Credits (“NMTC”).  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59.0 million award.  In December 2007, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project.  The Bank’s NMTC allocation was fully invested as of December 31, 2007.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years).  The Company expects to receive the remaining NMTC tax benefit of approximately $11.1 million from its $40.0 million investment over the period ending March 31, 2014.

The Bank’s subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to the $59.0 million NMTC award.  For financial reporting purposes, the $19.0 million transfer of rights to an investor in a NMTC project is reflected in the other assets and minority interest sections of the balance sheet in accordance with EITF Issue No. 04-5.  For the three months ended September 30, 2008, the Company recognized a tax benefit of $0.5 million related to the NMTC award.

Critical Accounting Policies

Note 1 to the Company’s audited Consolidated Financial Statements for fiscal 2008 included in its 2008 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference.  The Company believes its policies, with respect to the methodology for determining the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of the Company’s investment securities, and goodwill impairment involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  The following description of these policies should be read in conjunction with the corresponding section of the Company’s 2008 Form 10-K.

The Judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices thus leading to further impairments.

Goodwill
Goodwill recorded at September 30, 2008 relates primarily to the acquisition of Community Capital Bank in 2006.  The Company tests goodwill for impairment on an annual basis as of January 31, or more often if events or circumstances indicate there may be impairment.  The Company has determined that all of its activities constitute one reporting and operating segment.

Goodwill impairment analysis involves a two-step test.  The first step, used to identify potential impairment, involves comparing the fair value of the reporting unit to its carrying value including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of reporting unit goodwill, there is no impairment.  If the carrying value of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded in earnings for the excess.  Subsequent reversal of goodwill impairment losses is not permitted.

The Company commenced an interim goodwill impairment analysis during the second fiscal quarter, based on indications that the fair value of the Company’s reporting unit may have declined below its carrying value as a result of factors such as the further decline in the Company’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally. This analysis, which incorporates the second step test noted above, is not complete as of the date of this filing.  However, the Company continues to believe, based on available information regarding the fair value of implied goodwill, that no impairment should be recorded at September 30, 2008.

The Company expects to complete its interim impairment analysis during the third quarter ending December 31, 2008 and should it determine that its goodwill has been impaired it would record such adjustment in the third quarter.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At September 30, 2008, the Bank carried only temporarily impaired securities where the fair value of the security is below its cost basis.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of September 30, 2008.  During the third quarter of fiscal 2008, Carver changed its loan loss methodology to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Federal Financial Regulatory Agencies on December 13, 2006.  The change had an immaterial affect on the allowance for loan losses at September 30, 2008.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

Carver Federal maintains a loan review system, which includes periodic review of its loan portfolio and the early identification of potential problem loans.  Such system takes into consideration, among other things, delinquency status, size of loans, types of collateral and financial condition of the borrowers.  Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral.  On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment.  Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

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

A loan is considered to be impaired, as defined by SFAS No.  114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No.114”), when it is probable that Carver Federal will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  Carver Federal tests loans covered under SFAS No.114 for impairment if they are on non-accrual status or have been restructured.  Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition, are excluded from the scope of SFAS No.114.  Impaired loans are required to be measured based upon (i) the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, (ii) the loan’s market price, or (iii) fair value of the collateral if the loan is collateral dependent.  If the loan valuation is less than the recorded value of the loan, an allowance must be established for the difference.  The allowance is established by either an allocation of the existing allowance for loan losses or by a provision for loan losses, depending on various circumstances.  Allowances are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

 Stock Repurchase Program

In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares.  As of September 30, 2008, the Company has purchased a total of 176,174 shares at an average price of $15.72.  Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions.  The timing and actual number of shares repurchased under the plan depends on a variety of factors including price, corporate and regulatory requirements, and other market conditions.

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

Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal’s several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2008.  Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans.  At September 30, 2008, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $41.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During the six months ending September 30, 2008, total cash and cash equivalents decreased by $11.8 million reflecting cash used in investing activities of $14.6 million and financing activities of $4.7 million, offset by cash provided by operating activities of $7.4 million.

Net cash used in investing activities was $14.6 million, primarily represents cash disbursed to fund mortgage loan originations of $70.2 million and purchases of available-for-sale securities of $12.4 million, offset partially by principal collections on loans of $66.9 million and proceeds from principal payments, maturities and calls of securities of $3.5 million.  Net cash used in financing activities was $4.7 million, primarily resulted from decreased deposits of $54.8 million, offset partially by an increase in borrowings of $50.8 million.  Net cash provided by operating activities during this period was $7.4 million, primarily due to a decrease in other assets of $6.0 million.

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

The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At September 30, 2008, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.  The table below presents certain information relating to the Bank’s regulatory capital compliance at September 30, 2008 (dollars in thousands):

	Tangible Equity		Core Capital		Risk-Based Capital
	Amount	% of Adj. Assets	Amount	% of Adj. Assets	Amount	% of Adj. Assets
Capital level	$63,835	8.12%	$63,998	8.13%	$69,133	10.88%
Less required capital level	11,800	1.50%	31,469	4.00%	50,815	8.00%
Excess capital	$52,035	6.62%	$32,529	4.13%	$18,318	2.88%

Comparison of Financial Condition at September 30, 2008 and March 31, 2008

Assets

At September 30, 2008, total assets decreased $5.9 million, or 0.7%, to $790.7 million compared to $796.6 million at March 31, 2008, primarily as a result of decreases in cash and cash equivalents of $11.8 million and other assets of $6.6 million, partially offset by increases in Federal Home Loan Bank stock of $2.3 million, investment securities of $8.5 million and loans receivable, net of $2.7 million.

Cash and cash equivalents decreased $11.9 million, or 43.3%, to $15.5 million at September 30, 2008 compared to $27.4 million at March 31, 2008, primarily due to a $8.7million decrease in federal funds sold and a $3.1 million decrease in cash and due from banks. The decrease in cash and cash equivalents is the result of the Bank using excess liquidity to purchase higher yielding securities as a result of the significant decline in federal funds rates.

Other assets decreased $6.6 million, or 15.8%, to $35.2 million at September 30, 2008 compared to $41.9 million at March 31, 2008, primarily due to receipt of a settlement receivable of $8.2 million from the sale of certain investments.

Total securities increased $8.5 million, or 22.3%, to $46.7 million at September 30, 2008 compared to $38.2 million at March 31, 2008, reflecting an increase of $9.4 million in available-for-sale securities and a $0.9 million decrease in held-to-maturity securities. Available-for-sale securities increased $9.4 million, or 45.3%, to $30.3 million at September 30, 2008 compared to $20.9 million at March 31, 2008, primarily due to purchases of Agency securities of $9.1 million. Held to maturity securities decreased $0.9 million, or 5.3%, to $16.4million at September 30, 2008 compared to $17.3 million at March 31, 2008, primarily due to collection of normal principal repayments and maturities of securities. Additionally, the Bank continues its strategy of reducing lower yielding securities and replacing them with higher yielding loans. However, the Bank may invest in securities from time to time to help diversify its asset portfolio, manage liquidity and satisfy collateral requirements for certain deposits. There were no purchases of securities during the quarter ended September 30,
2008.

Total loans receivable, net including loans held-for-sale, increased $2.7 million, or 0.4%, to $653.6 million at September 30, 2008 compared to $651.7 million at March 31, 2008. The increase was primarily the result of an increase in commercial real estate loans of $13.2 million and an increase in commercial business loans of $2.3 million, offset by decreases in one- to four- family loans of $11.9 million and construction loans of $1.5 million. The Bank continues to grow its loan portfolio through focusing on origination of loans in the markets it serves and will continue to augment these originations with loan participations.

At September 30, 2008, construction loans represented 24.7% of the Bank’s total loan portfolio. Approximately 70% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”). CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area. The Bank’s construction lending activity is concentrated in the New York City market.

Although the New York City real estate market continues to be resilient relative to other real estate markets in certain parts of the U.S., the local economic environment may face challenges created by job losses on Wall Street and continued constraint in credit markets. This quarter is the first to reflect some deterioration in real estate and business conditions in New York City. The Bank will continue to closely monitor trends.

Liabilities and Stockholders’ Equity

Liabilities

Total liabilities decreased $6.4 million, or 0.9%, to $716.7 million at September 30, 2008 compared to $723.1 million at March 31, 2008. The decrease in total liabilities was primarily the result of a $54.8 million reduction in customer deposits, offset by an increase of $50.8 million in advances from the FHLB-NY and other borrowed money. The Bank made a strategic decision to allow higher cost certificates of deposit to run off and replaced them with lower cost borrowings to take advantage of the lower rate environment for borrowed money.

Deposits decreased $54.8 million, or 8.4%, to $599.8 million at September 30, 2008 compared to $654.7 million at March 31, 2008. The decrease in deposit balances was primarily the result of decreases in certificates of deposit of $44.1 million, savings accounts of $6.8 million, NOW accounts of $2.6 million and demand accounts of $2.1 million, which were partially offset by an increase of $0.9 million in money market accounts.

Advances from the FHLB-NY and other borrowed money increased $50.8 million, or 86.7%, to $109.5 million at September 30, 2008 compared to $58.6 million at March 31, 2008. The increase in advances and other borrowed money was primarily the result of an increase of $50.8 million in FHLB-NY advances. At September 30, 2008, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow from the FHLB-NY an additional $41.2 million on a secured basis.

Stockholders’ Equity

Total stockholders’ equity increased $0.6 million, or 1.1%, to $55.0 million at September 30, 2008 compared to $54.4 million at March 31, 2008.  The increase in total stockholders’ equity was primarily attributable to net income for the six months ended September 30, 2008 totaling $1.3 million, partially offset by dividends paid of $0.5 million and the decrease of accumulated other comprehensive income of $0.2 million.  The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.

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

As of September 30, 2008, the Bank had outstanding loan commitments as follows (in thousands):

Commitments to fund construction mortgage loans	$67,057
Commitments to commercial and consumer loans	4,236
Lines of credit	22,767
Letters of credit	9,316
$103,376

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Three months ended September 30,
	2008			2007
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$660,058	$9,840	5.96%	$639,264	$11,184	7.00%
Mortgage-backed securities	46,013	603	5.24%	35,838	474	5.29%
Investment securities (2)	6,190	98	6.28%	28,475	401	5.60%
Federal funds sold	691	2	0.92%	2,171	29	5.31%
Total interest earning assets	712,952	10,543	5.91%	705,748	12,088	6.85%
Non-interest earning assets	78,219			55,964
Total assets	$791,171			$761,712

Interest Bearing Liabilities:
Deposits:
Now Accounts	$23,326	16	0.27%	$24,933	24	0.38%
Savings and clubs	121,800	163	0.53%	132,991	265	0.79%
Money market accounts	44,732	223	1.98%	45,529	258	2.25%
Certificates of deposit	368,883	2,949	3.17%	361,231	4,014	4.42%
Mortgagor's deposit	2,386	10	1.66%	2,793	9	1.28%
Total deposits	561,127	3,361	2.38%	567,477	4,570	3.20%
Borrowed money	97,248	981	4.00%	82,027	1,055	5.12%
Total interest bearing liabilities	658,375	4,342	2.62%	649,504	5,625	3.45%
Non-interest-bearing liabilities:
Demand	52,777			53,028
Other Liabilities	6,339			9,006
Total liabilities	717,491			711,538
Minority Interest	19,150			-
Stockholders' equity	54,530			50,174
Total liabilities and stockholders' equity	$791,171			$761,712
Net interest income		$6,201			$6,463

Average interest rate spread			3.29%			3.40%

Net interest margin			3.48%			3.66%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Six months ended September 30,
	2008			2007
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$657,295	$20,293	6.17%	$628,677	$22,177	7.06%
Mortgage-backed securities	44,740	1,165	5.21%	37,464	976	5.21%
Investment securities (2)	5,427	170	6.25%	29,831	855	5.72%
Federal funds sold	4,077	40	1.96%	1,555	41	5.26%
Total interest earning assets	711,539	21,668	6.09%	697,527	24,049	6.89%
Non-interest earning assets	78,406			55,231
Total assets	$789,945			$752,758

Interest Bearing Liabilities:
Deposits:
Now Accounts	$23,776	35	0.29%	$24,951	58	0.46%
Savings and clubs	123,638	330	0.53%	135,120	530	0.78%
Money market accounts	45,477	519	2.28%	46,193	501	2.16%
Certificates of deposit	379,885	6,592	3.46%	350,817	7,792	4.43%
Mortgagor's deposit	2,847	24	1.68%	2,807	20	1.42%
Total deposits	575,623	7,500	2.60%	559,888	8,901	3.17%
Borrowed money	79,853	1,709	4.27%	78,683	2,030	5.15%
Total interest bearing liabilities	655,476	9,209	2.80%	638,571	10,931	3.41%
Non-interest-bearing liabilities:
Demand	53,215			53,809
Other Liabilities	7,892			10,447
Total liabilities	716,583			702,827
Minority Interest	19,150			-
Stockholders' equity	54,212			49,931
Total liabilities and stockholders' equity	$789,945			$752,758
Net interest income		$12,459			$13,118

Average interest rate spread			3.29%			3.48%

Net interest margin			3.50%			3.76%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three Months and Six Months Ended September 30, 2008 and 2007

Overview

The Company reported consolidated net income of $0.6 million and diluted earnings per share of $0.25 for the quarter ended September 30, 2008 compared to net income of $0.8 million and diluted earnings per share of $0.30 for the prior year period.  Net income declined $0.2 million, or 18.8%, to $0.6 million is the  result of a decrease in net interest income of $0.4 million, and increase in provision for loan losses of $0.2 million and an increase in non-interest expense of $0.1 million, offset by increases in non-interest income $0.1 million and an income tax benefit of $0.4 million.

Net income for the six months ended September 30, 2008 was $1.3 million compared to net interest income of $1.9 million for the prior year period, a decrease of $0.6 million.  The decrease in net income is the result of a decrease in net interest income of $0.7 million, an increase in non-interest expense of $0.9 million and an increase in provision for loan losses of $0.3 million, offset by an increase in non-interest income of $0.7 million and an income tax benefit of $0.7 million compared to an income tax expense of $0.1 million.

Selected operating ratios for the three and six months ended September 30, 2008 and 2007 are set forth in the table below and the following analysis discusses the changes in components of operating results:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Six Months Ended
Selected Financial Data:	September 30,				September 30,
	2008		2007		2008		2007
Return on average assets (1)	0.31%		0.40%		0.33%		0.51%
Return on average equity (2)	4.56		6.03		4.82		7.62
Net interest margin (3)	3.48		3.66		3.50		3.76
Interest rate spread (4)	3.29		3.40		3.29		3.48
Efficiency ratio (5)	94.00		90.90		92.79		87.23
Operating expenses to average assets (6)	3.69		3.78		3.71		3.64
Average equity to average assets (7)	6.89		6.59		6.86		6.63
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.09	x	1.09	x	1.09	x

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

Interest Income

Interest income decreased by $1.6 million, or 12.8%, to $10.5 million for the quarter ended September 30, 2008 compared to $12.1 million for the prior year period.  The decrease in interest income was primarily the result of decreases in interest income on loans of $1.3 million and interest income on investment securities of $0.3 million. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 94 basis points to 5.91% for the quarter ended September 30, 2008 as compared to 6.85% for the prior year period.  The decrease in yield on interest earning assets was primarily the result of a 104 basis points decrease in the yield on loans as a result of LIBOR and prime based construction loans repricing at lower rates. The decrease in interest income was also the result of the decline in the average balance of investment securities from $28.5 in the prior year period to $6.2 million in the quarter ended September 30, 2008 as securities matured.

For the six month period ending September 30, 2008, interest income decreased $2.4 million, or 9.9%, to $21.6 million, compared to $24.0 million for the prior year period. The decrease in interest income was primarily the result of decreases in interest income on loans of $1.9 million and interest income on investment securities of $0.7 million, offset by an increase in interest income on mortgage-backed securities of 0.2  million. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 80 basis points to 6.09% for the six months ended September 30, 2008 as compared to 6.89% for the prior year period.  The decrease in yield on interest earning assets was primarily the result of an 89 basis points decrease in the yield on loans as a result of LIBOR and prime rate based construction loans repricing at lower rates. The decrease in interest income was also the result of the decline in the average balance of investment securities from $29.8 in the prior year period to $5.4 million in the quarter ended September 30, 2008 due to matured securities.

Interest income on loans decreased by $1.3 million, or 12.1%, to $9.8 million for the quarter ended September 30, 2008 compared to $11.2 million for the prior year period.  These results were primarily driven by a yield decrease of 104 basis points to 5.96% for the quarter ended September 30, 2008 compared to 7.00% for the prior year period, primarily due to lower yields on construction and small business loans tied to Libor and Prime rate indices, which have fallen by 294 bps and 263 bps, respectively, since September 30, 2007, offset by an increase in average loan balances of $20.8 million to $660.1 million for the quarter ended September 30, 2008 compared to $639.3 million for the prior year period, primarily due to growth in commercial real estate loans of $31.7 million.

For the six month period ending September 30, 2008, interest income on loans decreased $1.9 million, or 8.6%, to $20.3 million compared to $22.2 million for the prior year period.  This decrease was driven by a decrease in yield of 88 basis points, offset by higher average loan balances of $28.6 million.

Interest income on investment and mortgage backed securities decreased by $0.2 million, or 19.9%, to $0.7 million for the quarter ended September 30, 2008 compared to $0.9 million for the prior year period.  Interest income on investment securities decreased by $0.3 million, or 75.0%, to $0.1 million for the three months ended September 30, 2008 compared to $0.4 million for the prior year period.  The decrease in interest income on investment securities for the quarter ended September 30, 2008 was primarily the result of a $22.3 million, or 78.3%, reduction in the average balances of investment securities to $6.2 million, compared to $28.5 million for the prior year period.  The net decrease in the average balance of investment securities demonstrates Management’s commitment to invest proceeds received from the sale of lower yielding securities and repayment of securities into higher yielding assets.  The investment securities yield decreased by 68 basis points to 6.28% for the quarter ended September 30, 2008 compared to 5.60% for the prior year period.

Additionally, the decrease in interest income on investment securities was partially offset by an increase in mortgage-backed securities interest income of $0.1 million, or 20%, to $0.6 million for the quarter ended September 30, 2008 compared to $0.5 million for the prior year period.  The increase was primarily the result of an increase in the average balances of mortgage-backed securities by $10.2 million to $46.0 million for the quarter ended September 30, 2008 compared to $35.8 million for the prior year period.

For the six month period ending September 30, 2008, interest income on investments and mortgage backed securities decreased $0.5 million, or 27.1%, to $1.3 million from $1.8 million for the prior year period.  The decrease in interest income on investment securities for the six month period ended September 30, 2008 was primarily the result of a $24.4 million, or 81.8%, reduction in the average balances of investment securities to $5.4 million, compared to $29.8 million for the prior year period.  This was offset by an increase in mortgage-backed securities of $7.3 million, or 19.2%, to $44.7 million for the six month period ended September 30, 2008 compared to $37.5 million for the prior year period.  The effect of the decrease in the balance of investment securities was partially offset by a 53 basis point increase in the annualized average yield on such securities to 6.25% compared to 5.72% in the prior year period.  The yield on mortgage-backed securities remained level at 5.21%.

Interest Expense

Interest expense decreased by $1.3 million, or 22.8%, to $4.3 million for the quarter ended September 30, 2008 as compared to $5.6 million for the prior year period. The decrease in interest expense was primarily the result of decreases in interest expense on deposits of $1.2 million and interest expense on advances and other borrowed money of $0.1 million. The decrease in interest expense primarily reflects an 83 basis point decrease in the average cost of interest-bearing liabilities to 2.62% for the quarter ended September 30, 2008 compared to 3.45% for the prior year period, partially offset by growth in the average balance of interest-bearing liabilities of $8.9 million, or 1.4%, to $658.4 million for the quarter ended September 30, 2008 compared to $649.5 million for the prior year period. The decrease in the yield on interest bearing liabilities was primarily the result of higher cost certificates of deposits repricing at lower rates as well as lower costs on short-term advances from the Federal Home Loan Bank of New York (“FHLB”).

For the six month period ended September 30, 2008, interest expense decreased by $1.7 million, or 15.7%, to $9.2 million, compared to $10.9 million for the prior year period.  The decrease in interest expense resulted primarily from a 61 basis point decrease in the annualized average cost of interest-bearing liabilities to 2.80%, compared to 3.41% for the prior year period, offset partially by growth in the average balance of interest-bearing liabilities of $16.9 million, or 2.6%, to $655.5 million compared to $638.6 million for the prior year period.

Interest expense on total deposits decreased $1.2 million, or 26.7%, to $3.4 million for the quarter ended September 30, 2008 compared to $4.6 million for the prior year period.  The decrease reflects a 82 basis point reduction in the average cost of deposits to 2.38% for the quarter ended September 30, 2008 compared to 3.20% for the prior year period and a decrease in the average balance of total deposits of $6.4 million to $561.1 million for the quarter ended September 30, 2008 compared to $567.5 million for the prior year period.

For the six month period ended September 30, 2008, total interest expense on deposits decreased $1.4 million, or 15.7%, to $7.5 million from $8.9 million for the prior year period.  The decrease reflects a 57 basis point reduction in the average cost of total deposits to 2.60% compared to 3.17% for the prior year period, offset by an increase in the average balance of total deposits of $15.7 million to $575.6 million for the quarter ended September 30, 2008 compared to $559.9 million for the prior year period.

Interest expense on borrowed money decreased $0.1 million, or 7.0%, to $1.0 million for the quarter ended September 30, 2008 compared to $1.1 million for the prior year period.  The decrease primarily reflects a 112 basis point reduction in the average cost of borrowed money to 4.00% for the quarter ended September 30, 2008 compared to 5.12% for the prior year period, offset by an increase in the average balance of total borrowed money outstanding of $15.2 million to $97.2 million for the quarter ended September 30, 2008 compared to $82.0 million for the prior year period.

For the six month period ended September 30, 2008, interest expense on borrowed money decreased $0.3 million, or 15.8%, to $1.7 million, compared to $2.0 million for the prior year period.  In the six months ended September 30, 2008, the decrease primarily reflects a 88 basis point reduction in the average cost of borrowed money to 4.27% compared to 5.15% for the prior year period, offset by an increase in the average balance of total borrowed money outstanding of $1.2 million to $79.9 million compared to $78.7 million for the prior year period.

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

Net interest income before the provision for loan losses decreased $0.3 million, or 4.6%, to $6.2 million for the quarter ended September 30, 2008 compared to $6.5 million for the prior year period.  This decrease was a result of a decrease in the yield on average interest-earning assets of 94 basis points and an increase in the average balance of interest-bearing liabilities of $8.9 million.  The result was a 11 basis point decrease in the interest rate spread to 3.29% for the quarter ended September 30, 2008 compared to 3.40% for the prior year period.  The net interest margin also decreased to 3.48% for the quarter ended September 30, 2008 compared to 3.66% for the prior year period.

For the six month period ending September 30, 2008, net interest income before the provision for loan losses decreased by $0.7 million, or 5.0%, to $12.5 million, compared to $13.1 million for the prior year period.  Net interest margin for the six month period ending September 30, 2008, decreased 26 basis points to 3.50% compared to 3.76% for the prior year period.

Provision for Loan Losses and Asset Quality

The Bank maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in its loan portfolio.  The adequacy of the allowance for loan and lease losses (“ALLL”) is determined by management’s continuing review of the Bank’s loan portfolio, which includes the identification and review of individual problem situations that may affect a borrower’s ability to repay.   Management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs.  A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.  The ALLL reflects management’s evaluation of the loans presenting identified loss potential as well as the risk inherent in various components of the portfolio.  As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses  (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006.   For additional information regarding Carver Federal’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the three and six months period ended September 30, 2008 (dollars in thousands):

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008

Beginning Balance	$5,032	$4,878

Less charge-offs:
Business	(70)	(70)
Consumer	(16)	(52)
Total Charge- Offs:	(86)	(122)

Add Recoveries:
Consumer	19	40
Total Recoveries:	19	40

Provision for Loan Losses	170	339

Ending Balance	$5,135	$5,135

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.01%
Allowance to total loans	0.81%	0.81%
Allowance to non-performing loans (1)	29.42%	29.42%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.

The Bank provided a $0.2 million loan loss provision for the quarter ended September 30, 2008 compared with no provision for the prior year period.  For the six month period ended September 30, 2008, the Bank provided a $0.3 million loan loss provision compared with no provision for the prior year period. The increase recognizes the rise in non-performing loans reflecting indications of deterioration in the housing market and the New York City economy. The Bank’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.  At September 30, 2008 and March 31, 2008, the Bank’s allowance for loan losses was $5.1 million and $4.9 million, respectively.  The ratio of the allowance for loan losses to non-performing loans was 29.42% at September 30, 2008 compared to 170.9% at March 31, 2008.  The ratio of the allowance for loan losses to total loans was 0.81% at September 30, 2008 compared to 0.74% at March 31, 2008.

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

On September 30, 2008, non-accrual loans totaled $17.5 million, or 2.75% of total loans receivable compared to $2.9 million, or 0.43% of total loans receivable at March 31, 2008.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.

At September 30, 2008, non-performing assets totaled $27.4 million, or 3.46% of total assets compared to $4.0 million, or 0.50% of total assets at March 31, 2008.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.  The Company’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

The following table sets forth information with respect to Carver Federal’s non-performing assets for the past five quarter’s ended (dollars in thousands):

	September 2008	June 2008	March 2008	December 2007	September 2007
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$1,671	$871	$567	$1,442	$757
Multifamily	-	3,322	-	-	1,273
Non-residential	10,424	-	522	522	-
Construction	3,157	-	-	-	-
Business	2,185	2,059	1,708	2,056	2,392
Consumer	20	-	57	192	27
Total non-accrual loans	17,457	6,252	2,854	4,212	4,449

Accruing loans contractually past due > 90 days (2)	9,349	-	-	-	-

Total non-performing loans (non-accrual & accruing loans past due > 90 days)	26,806	6,252	2,854	4,212	4,449

Other non-performing assets (3):
Real estate owned	635	142	1,163	147	28
Total other non-performing assets	635	142	1,163	147	28
Total non-performing assets (4)	$27,441	$6,394	$4,017	$4,359	$4,477

Non-performing loans to total loans	4.22%	0.97%	0.43%	0.66%	0.70%
Non-performing assets to total assets	3.47%	0.81%	0.50%	0.52%	0.58%

(1)  Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest is doubtful.  Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan

(2)  This category represent loans that are 90 days or more past maturity that are current with respect to principal and interest payments.

(3)  Other non-performing assets generally represent property acquired by the Bank in settlement of loans (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their fair value or the cost to acquire.

(4)  Total non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans.

In regards to the increase in non-performing loans, the Company has an experienced loan workout group that actively negotiates with the borrowers to bring resolution to delinquent loans.  All loans are collateralized, with LTV of less than 70%, and management is of the opinion that the collateral adequately secures these loans.

Potential problem loans

In addition to non-performing loans, Carver's loan portfolio includes $12.5 million in mortgages with payments that are 60-89 days delinquent.  Management is actively working with each borrower to bring these loans to a current status.

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

The Bank has minimal exposure to the subprime loan market and, therefore, it does not expect the Statement to have a material impact on the Company.  At September 30, 2008, the Bank’s loan portfolio contained $1.2 million in loans that if considers subprime, all of which were performing loans.

Non-Interest Income

Non-interest income increased by $0.1 million, or 8.1%, to $1.6 million for the quarter ended September 30, 2008 compared to $1.5 million for the prior year period.  The increase was due to other income increasing $0.3 million, offset by a decrease in loan fees and service charges and gain on sale of securities of $0.1 million, respectively.  Other income increased by $0.3 million, primarily the result of $0.2 million consolidation of income from the minority interest created by the New Markets Tax Credit (“NMTC”) transaction.

For the six month period ended September 30, 2008, non-interest income increased $0.7 million to $3.3 million compared to $2.6 million for the prior year period.  For the six month period ended September 30, 2008, other income increased by $0.6 million, primarily the result of a $0.4 million consolidation of income from the minority interest created by the NMTC transaction.

Non-Interest Expense

Non-interest expense increased by $0.1 million, or 1.5%, to $7.3 million for the quarter ended September 30, 2008 compared to $7.2 million for the prior year period.  The increase was primarily due to increases in employee compensation and benefits of $0.5 million and equipment expense of $0.2 million, offset by a decrease in other expenses of $0.6 million.  The decrease in other expenses was the result of a reduction in consulting expenses which declined from $0.8 million in prior year period to $0.4 million for the second quarter fiscal 2009.

During the six month period ended September 30, 2008, non-interest expense increased $0.9 million, or 6.9%, to $14.6 million compared to $13.7 million for the prior year period.  The increase in non-interest expense was primarily due to increases of $0.7 million in employee compensation and benefits to $7.0 million compared to $6.3 million, $0.2 million in equipment expense to $1.3 million compared to $1.1 million and $0.1 million in net occupancy expense to $1.9 million compared to $1.8 million, respectively, for the prior year period.

Income Tax Expense

The income tax benefit was $0.4 million for the quarter ended September 30, 2008 compared to a tax benefit of $44,000 for the prior year period.  The tax benefit for the quarter ended September 30, 2008 reflects income before taxes of $0.3 million which resulted in income tax expense of $0.1 million offset by the tax benefit generated by the NMTC transaction totaling $0.5 million, compared to income before income taxes of $0.7 million for the prior year period, which resulted in income tax expense of $0.3 million offset by the tax benefit generated by the NMTC investment totaling $0.4 million.  The Bank’s NMTC award received in June 2006 has been fully invested.  The Company expects to receive additional NMTC tax benefits of approximately $11.1 million from its $40.0 million investment through the period ending March 31, 2014.

For the six month period ended September 30, 2008, the bank recorded a tax benefit of $0.8 million compared to income tax expense of $0.1 million for the prior year period. The tax benefit for the six months ended September 30, 2008 reflects income before taxes of $0.8 million which resulted in income tax expense of $0.3 million offset by the tax benefit generated by the NMTC investment totaling $1.0 million as compared to income before income taxes of $2.0 million for the prior year period, which resulted in income tax expense of $0.8 million offset by the tax benefit generated by the NMTC investment totaling $0.7 million.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2008 in Item 7A of the Company’s 2008 Form 10-K and is incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at September 30, 2008 compared to March 31, 2008.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of September 30, 2008, the Company's management, including the Company's Chief Executive Officer and acting Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure.

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

For a summary of risk factors relevant to the Company’s operations, see Part I, Item 1A, “Risk Factors,” in the Company’s 2008 Form 10-K.  There has been no material change in risk factors relevant to the Company’s operations since the filing of the 2008 Form 10-K  except as discussed below.

Results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our retail banking and a significant portion of our lending are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, the decreases in real estate values could adversely affect the value of property used as collateral for our loans.

The banking industry has seen increases in loan delinquencies in 2008. A further deterioration in national and local economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially.  In addition, the cost and burden of compliance, over time, have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for the Company, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on the Company or our borrowers, and therefore on our results of operations.

In response to the financial crises affecting the banking system and financial markets, the EESA was signed into law. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Subsequently, the Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  First, the Treasury announced the Capital Purchase Program, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the Treasury. Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly-issued senior unsecured debt issued by participating institutions and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility, which provides a broad backstop for the commercial paper market.

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

If we participate in the CPP, our ability to declare or pay dividends on any of our shares will be limited.  Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury.  Further, we will not be permitted to increase dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  In addition, our ability to repurchase our shares will be restricted. The Treasury’s consent generally will be required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the dividends on the senior preferred shares issued to the Treasury.

If we choose to participate in the program, we must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  These standards would generally apply to our CEO, CFO and the three next most highly compensated officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs.  In conjunction with any purchase of senior preferred shares, the Treasury would receive warrants to purchase our common stock with an aggregate market price equal to 15% of the senior preferred investment.  The warrants would be immediately exercisable and have a term of 10 years.  Therefore, we could potentially be subject to the executive compensation and corporate governance restrictions for a 10 year time period if we participate in the CPP.  We are currently evaluating whether or not we will participate in the CPP.

The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future.  The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense, which will have a material impact on our results of operations beginning in 2009.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

ITEM 2.          Issuer Purchases of Equity Securities

During the quarter ended September 30, 2008, the Company purchased an additional 6,800 shares of its common stock under its stock repurchase program.  As of September 30, 2008, the Company has purchased a total of 176,174 shares at an average price per share of $15.72.

Period	Total number of shares purchased	Average price paid per share	Total number of shares as part of publicly announced plan (1)	Total number of shares that may yet be purchased (2)

July 1, 2008 to July 31, 2008	6,800	8.66	6,800	55,448
August 1, 2008 to August 31, 2008	-	-	-	-
September 1, 2008 to September 30, 2008	-	-	-	-

(1) The Company’s stock purchase program was announced on August 2002 without an expiration date.

(2) As part of the stock repurchase program, the Company approved the repurchase of up to 231,635 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Holding Company held its Annual Meeting on September 16, 2008 for the fiscal year ended March 31, 2008.

The purpose of the Annual Meeting was to vote on the following proposals:

1.	the election of two directors for terms of three years each;

2.	the ratification of the appointment of KPMG LLP as independent auditors of the Holding Company for the fiscal year ending March 31, 2009.

The results of voting were as follows:

Proposal 1:	Election of Directors:
	Holding Company Nominees

	Carol Baldwin Moody	For	2,093,491
		Withheld	10,346
		Abstain	-

	Edward B. Ruggiero	For	2,019,158
		Withheld	84,679
		Abstain	-

Proposal 2:	Ratification of Appointment of Independent Auditors	For	2,097,504
		Against	6,229
		Abstain	104

In addition to the nominees elected at the Annual Meeting, the following persons’ terms of office as directors continued after the Annual Meeting: Dr. Samuel J. Daniel, David L. Hines, Robert Holland, Jr., Pazel G. Jackson, Robert R. Tarter and Deborah C. Wright.

ITEM 5.	Other Information

In November 2008, the board of the directors of the Holding Company appointed Michael A. Trinidad, 51, as acting chief accounting officer to serve until a permanent chief accounting officer is appointed.  Mr. Trinidad is currently Senior Vice President and Controller of the Holding Company. He joined the Holding Company in June 2007. Previously, Mr. Trinidad was First Vice President and Corporate Accounting Manager at Independence Community Bank, a position he held since 1997. Mr. Trinidad was employed at Independence Community Bank since 1989, where he held various managerial roles with increasing responsibilities in the Corporate Accounting Group. In 2006, Independence Community Bank was acquired by Sovereign Bancorp Inc. Prior to Independence, Mr. Trinidad was employed by Greater New York Savings Bank (acquired by Astoria Financial Corp. in 1997). At Greater New York, Mr. Trinidad held various managerial roles in Accounting, Lending and Information Technology Groups. Mr. Trinidad earned a B.B.A in Accounting Information Systems from Pace University.

At the end of October we began to offier residential loans products through PHH Mortgage Corporation (“PHH”), a third party provider, via our branches, website and call center. In addition to fee income derived from this channel, we anticipate that a recent agreement to purchase whole loans underwritten by PHH, using the Bank’s lending standards, will provide an avenue for loan growth, when real estate markets stabilize.

ITEM 6.	Exhibits

The following exhibits are submitted with this report:

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.

Date: November 14, 2008	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Michael A. Trinidad
Michael A. Trinidad
Senior Vice President and Controller
(Acting Chief Accounting Officer)