Form 10-Q
period 2008-12-31
CARVER BANCORP INC
filed 2009-02-17
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,470,037
Class	Outstanding at February 11, 2009

ITEM 1.	Financial Statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
(unaudited)
	December 31,	March 31,
	2008	2008
		(As Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,954	$15,920
Federal funds sold	-	10,500
Interest earning deposits	947	948
Total cash and cash equivalents	21,901	27,368
Securities:
Available-for-sale, at fair value (including pledged as collateral of $29,397 and $20,621 at December 31 and March 31, 2008, respectively)	29,442	20,865
Held-to-maturity, at amortized cost (including pledged as collateral of $15,525 and $16,643 at December 31 and March 31, 2008, respectively; fair value of $15,912 and $17,167 at December 31 and March 31, 2008, respectively)	16,169	17,307
Total securities	45,611	38,172

Loans held-for-sale	21,563	23,767

Loans receivable:
Real estate mortgage loans	579,309	578,957
Commercial business loans	55,554	52,109
Consumer loans	1,793	1,728
Allowance for loan losses	(5,512)	(4,878)
Total loans receivable, net	631,144	627,916

Office properties and equipment, net	15,621	15,780
Federal Home Loan Bank of New York stock, at cost	3,117	1,625
Bank owned life insurance	9,400	9,141
Accrued interest receivable	3,645	4,063
Goodwill	-	6,370
Core deposit intangibles, net	418	532
Other assets	37,484	41,437
Total assets	$789,904	$796,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$621,534	$654,663
Advances from the FHLB-New York and other borrowed money	91,524	58,625
Other liabilities	9,561	9,835
Total liabilities	722,619	723,123

Minority interest	19,150	19,150

Stockholders' equity:
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,475,037 and 2,481,706 shares outstanding at December 31 and March 31, 2008, respectively)	25	25
Additional paid-in capital	24,188	24,113
Retained earnings	24,085	30,005
Treasury stock, at cost (49,654 and 42,985 shares at December 31 and March 31, 2008, respectively)	(760)	(670)
Accumulated other comprehensive income	597	425
Total stockholders' equity	48,135	53,898
Total liabilities and stockholders' equity	$789,904	$796,171

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Interest Income:
Loans	$9,800	$11,403	$30,093	$33,579
Mortgage-backed securities	578	518	1,742	1,494
Investment securities	39	328	209	1,183
Federal funds sold	4	68	44	109
Total interest income	10,421	12,317	32,088	36,365

Interest expense:
Deposits	3,016	5,069	10,516	13,970
Advances and other borrowed money	991	932	2,699	2,962
Total interest expense	4,007	6,001	13,215	16,932

Net interest income before provision for loan losses	6,414	6,316	18,873	19,433

Provision for loan losses	431	222	770	222
Net interest income after provision for loan losses	5,983	6,094	18,103	19,211

Non-interest income:
Depository fees and charges	732	666	2,114	1,981
Loan fees and service charges	264	327	1,070	1,218
Write-down of loans held for sale	-	-	(16)	-
Gain on sale of securities	-	102	-	181
Gain (loss) on loans	(208)	75	38	103
Other	407	2,008	1,309	2,284
Total non-interest income	1,195	3,178	4,515	5,767

Non-interest expense:
Employee compensation and benefits	2,968	3,413	9,998	9,731
Net occupancy expense	1,223	908	3,142	2,673
Equipment, net	794	827	2,103	1,931
Federal deposit insurance premiums	233	18	389	56
Other	2,515	2,797	6,740	7,271
Goodwill Impairment	6,370	-	6,370	-
Total non-interest expense	14,103	7,963	28,742	21,662

Income (loss) before income taxes	(6,925)	1,309	(6,124)	3,316
Income tax benefit	(550)	(268)	(1,293)	(168)
Minority Interest	124	-	361	-
Net income (loss)	$(6,499)	$1,577	$(5,192)	$3,484

Earnings (loss) per common share:
Basic	$(2.63)	$0.63	$(2.10)	$1.40
Diluted	$(2.63)	$0.62	$(2.10)	$1.36

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended December 31,
	2008	2007
OPERATIONS
Net income (loss)	$(5,192)	$3,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	770	222
Provision for REO losses	53	-
Goodwill impairment charge	6,370	-
Stock based compensation expense	3	97
Depreciation and amortization expense	1,340	1,264
Amortization of other intangibles	141	157
Gain on sale of securities	-	(181)
Gain on loans	(38)	(103)
Originations of loans held-for-sale	(9,097)	(14,546)
Proceeds from sale of loans held-for-sale	10,600	12,506
Changes in assets and liabilities:
Decrease in loan premiums and discounts and deferred charges	174	170
Increase (Decrease) in premiums and discounts - securities	4	(429)
Decrease (Increase) in accrued interest receivable	418	(173)
Decrease (Increase) in other assets	3,201	(22,571)
Decrease (Increase) in other liabilities	(231)	2,848
Net cash provided by (used in) operating activities	8,516	(17,255)
INVESTING ACTIVITIES
Purchases of securities:
Available-for-sale securites	(12,446)	(11,728)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	4,153	7,358
Held-to-maturity	1,107	1,497
Proceeds from sale of available for sale securities	-	16,396
Originations of loans held-for-investment	(103,290)	(134,856)
Loans purchased from third parties	-	(17,455)
Principal collections on loans	99,374	101,468
(Purchase) redemption of FHLB-NY stock	(1,492)	1,002
Additions to premises and equipment	(1,181)	(1,808)
Proceeds from sale of real estate owned	949	-
Net cash used in investing activities	(12,826)	(38,126)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(33,129)	27,321
Net borrowing of FHLB advances and other borrowings	32,872	11,080
Capital contribution by minority interest	-	19,150
Common stock repurchased	(159)	(254)
Dividends paid	(741)	(724)
Net cash (used in) provided by financing activities	(1,157)	56,573
Net (decrease) increase in cash and cash equivalents	(5,467)	1,192
Cash and cash equivalents at beginning of period	27,368	17,350
Cash and cash equivalents at end of period	$21,901	$18,542

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$276	$93

Cash paid for-
Interest	$13,152	$16,321
Income taxes	$129	$902

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock-Holders’ Equity
Balance—March 31, 2008
(As Previously Reported)	$25	$24,113	$(670)	$30,490	$425	$54,383
Adjustment	-	-	-	(485)	-	(485)
Balance - March 31, 2008 (As restated)	$25	$24,113	$(670)	$30,005	$425	$53,898
Net loss	-	-	-	(5,192)	-	(5,192)
Change in accumulated other comprehensive income, net of taxes	-	-	-	-	172	172
Comprehensive income (loss), net of taxes:	-	-	-	(5,192)	172	(5,020)
Effect of accounting change regarding pension plan measurement date pursuant to FASB statement no. 158	-	-	-	13	-	13
Dividends paid	-	-	-	(741)	-	(741)
Treasury stock activity	-	75	(90)	-	-	(15)
Balance - December 31, 2008	$25	$24,188	$(760)	$24,085	$597	$48,135

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization

Nature of operations

Carver Bancorp, Inc.  (on a stand-alone basis, the “Company”, “Holding Company” or “Registrant”), incorporated in May 1996, is the holding company for Carver Federal Savings Bank (the “Bank” or “Carver Federal”).  Carver Federal’s material subsidiaries include CFSB Realty Corp. and Carver Community Development Corp.  (“CCDC”).  The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.

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

Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans, small business loans and other investments permitted by federal savings banks.  The Bank has nine branches located throughout the City of New York that primarily serve the communities in which they operate.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements.  Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending–related commitments, valuation on mortgage servicing rights (“MSR”), goodwill and intangibles, pensions, assessment of other than temporary impairment and the fair value of financial instruments.  Actual results could differ from these estimates.

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as previously filed with the SEC.  The consolidated results of operations and other data for the three-month and nine months periods ended December 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2009 (“fiscal 2009”).

B) Reclassifications

Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.

(3)                   Restatement

During the quarter ended December 31, 2008, Carver became aware of certain adjustments to suspense accounts related to check return processing and automated clearing house (“ACH”) return processing that appeared to be incorrect.  A review of the suspense account reconciliations commenced and an analysis was performed on Carver’s accounting and financial reporting practices.   Since fiscal 2007 the review raised questions, most of which involved adjustments to various suspense accounts, and identified evidence that certain adjustments were incorrect. The review found evidence that, in the fiscal 2007 timeframe, suspense accounts adjustments for check returns and ACH returns were improper and resulted in aged suspense items not being properly cleared. As such, an adjustment of $761,000 was necessary to correct the fiscal 2007 financial statements to reflect charge-offs that should have been recorded in the period of the identified errors. This adjustment resulted in a reduction in diluted earnings per share for fiscal 2007 from $1.00 to $0.81, a decrease of $0.19, or 19%. The errors and irregularities identified in the course of the review revealed deficiencies in Carver’s accounting and financial control environment, some of which were determined to be a material weakness that requires corrective and remedial actions. For a description of the control deficiencies identified by management as a result of the review and Carver’s internal reviews described below, as well as management’s plan to remediate those deficiencies, see “Part I — Item 4 — Controls and Procedures.”

Concurrently with the review, Carver also conducted extensive internal reviews for the purpose of the preparation and certification of Carver’s fiscal 2009 financial statements and its assessment of internal controls over financial reporting. Carver’s procedures included expanded account reviews and expanded balance sheet reconciliations to ensure all accounts were fully reconciled, supported, and appropriately documented. Carver also implemented improvements to its quarterly and annual accounting close process to provide for more complete review of the financial results.

As a result of the issues identified in the review, the Finance and Audit Committee, in consultation with management and KPMG LLP, concluded on February 9, 2009 that Carver’s previously issued financial statements for fiscal 2007 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Carver will restate its previously issued financial statements for those periods by filing an amended 2008 10-K. Restated financial information is presented in this report, and will also be included in Carver’s Amended Annual Report on form 10-K for Fiscal 2008.

Set out below is the impact of the adjustment by financial statement line item in Carver’s consolidated statement of financial condition as of March 31,  2008 and consolidated changes in shareholders’ equity and comprehensive income for the nine months ended December 31, 2008.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
(unaudited)

	March 31,		March 31,
	2008		2008
	(As Previously Reported)	Adjustment	(As Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,920	$-	$15,920
Federal funds sold	10,500	-	10,500
Interest earning deposits	948	-	948
Total cash and cash equivalents	27,368		27,368
Securities:
Available-for-sale, at fair value	20,865	-	20,865
Held-to-maturity, at amortized cost	17,307	-	17,307
Total securities	38,172	-	38,172

Loans held-for-sale	23,767	-	23,767

Loans receivable:
Real estate mortgage loans	578,957	-	578,957
Commercial business loans	52,109	-	52,109
Consumer loans	1,728	-	1,728
Allowance for loan losses	(4,878)	-	(4,878)
Total loans receivable, net	627,916	-	627,916

Office properties and equipment, net	15,780	-	15,780
Federal Home Loan Bank of New York stock, at cost	1,625	-	1,625
Bank owned life insurance	9,141	-	9,141
Accrued interest receivable	4,063	-	4,063
Goodwill	6,370	-	6,370
Core deposit intangibles, net	532	-	532
Other assets	41,859	(422)	41,437
Total assets	$796,593	$(422)	$796,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$654,663	$-	$654,663
Advances from the FHLB-New York and other borrowed money	58,625	-	58,625
Other liabilities	9,772	63	9,835
Total liabilities	723,060	63	723,123

Minority interest	19,150	-	19,150

Stockholders' equity:
Common stock	25	-	25
Additional paid-in capital	24,113	-	24,113
Retained earnings	30,490	(485)	30,005
Treasury stock, at cost	(670)	-	(670)
Accumulated other comprehensive income	425	-	425
Total stockholders' equity	54,383	(485)	53,898
Total liabilities and stockholders' equity	$796,593	$(422)	$796,171

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock-Holders’ Equity
Balance—March 31, 2008
(As Previously Reported)	$25	$24,113	$(670)	$30,490	$425	$54,383
Adjustment	-	-	-	(485)	-	(485)
Balance - March 31, 2008 (As restated)	$25	$24,113	$(670)	$30,005	$425	$53,898
Net loss	-	-	-	(5,192)	-	(5,192)
Change in accumulated other comprehensive income, net of taxes	-	-	-	-	172	172
Comprehensive income (loss), net of taxes:	-	-	-	(5,192)	172	(5,020)
Effect of accounting change regarding pension plan measurement date pursuant to FASB statement no. 158	-	-	-	13	-	13
Dividends paid	-	-	-	(741)	-	(741)
Treasury stock activity	-	75	(90)	-	-	(15)
Balance - December 31, 2008	$25	$24,188	$(760)	$24,085	$597	$48,135

See accompanying notes to consolidated financial statements
(4)	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding over the period of determination.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding.  For the three-month periods ended December 31, 2008 and 2007, respectively, 28,557 and 60,823 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period.  For the nine-month periods ended December 31, 2008 and 2007, 28,557 and 70,125 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares for the same period.  For the three and nine month periods ended December 31, 2008 the Bank sustained net losses, therefore, the effects of these stock options were not considered in computing fully diluted earnings per common share as they would be anti-dilutive.

(5)	Accounting for Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No.  123R"), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  Stock-based compensation expense and the related tax benefit recognized for the three months ended December 31, 2008, totaled $11,000 and $4,000, respectively.  For the nine months ended December 31, 2008, stock-based compensation expense and the related tax benefit were $3,000 and $1,000, respectively.

(6)	Benefit Plans

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

The following table sets forth the components of net periodic pension expense for the employee pension plan and directors’ retirement plan as follows (in thousands):

	For Three Months Ended December 31,
	Employee Pension Plan		Directors' Retirement Plan
	2008	2007	2008	2007

Interest cost	$37	$40	$-	$1
Expected return on assets	(53)	(55)	-	-
Unrecognized gain	-	-	(5)	-
Net periodic (benefit) expense	$(16)	$(15)	$(5)	$1

	For Nine Months Ended December 31,
	Employee Pension Plan		Directors' Retirement Plan
	2008	2007	2008	2007

Interest cost	$112	$120	$-	$3
Expected return on assets	(160)	(165)	-	-
Unrecognized gain	-	-	(16)	-
Net periodic (benefit) expense	$(48)	$(45)	$(16)	$3

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company recorded an addition to its retained earnings on April 1, 2008 to reflect a change of measurement date for plan assets and benefit obligation from December 31, 2007 to March 31, 2008.

(7)	Common Stock Dividend

On February 12, 2009, the Board of Directors of the Holding Company declared, for the quarter ended December 31, 2008, a cash dividend of ten cents ($0.10) per common share outstanding.  The dividend is payable on March 13, 2009 to stockholders of record at the close of business on February 27, 2009.

(8)	Fair Value Measurements

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

The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2008, and that are included in the Company’s Consolidated Statement of Financial Condition:

	Fair Value Measurements at December 31, 2008, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$-	$21,563	$-	$21,563
Mortgage servicing rights	$-	$-	$612	$612
Securities available for sale	$-	$29,397	$45	$29,442

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights.  Level 3 assets accounted for 0.1% of the Company’s total assets at December 31, 2008.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  In valuing certain securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.  Quoted price information for mortgage servicing rights (“MSR”) is not available.  Therefore, MSR are valued using market-standard models to model the specific cash flow structure.  Key inputs to the model consist of principal balance of loans being serviced, servicing fees and prepayment rate.

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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2008:

(in thousands)	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2008	$605	$45
Additions	80	-
Total unrealized loss	(73)	-
Ending balance, December 31, 2008	$612	$45

(9)	Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings.  It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on April 1, 2008, but did not elect the fair value option for any eligible financial assets and liabilities through December 31, 2008.

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

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R).  First, former QSPEs would now be included in the scope of FIN 46(R).  In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (“VIE”) should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model.  Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be re-evaluated quarterly.  The previous rules required reconsideration only when specified reconsideration events occurred.  The proposed amendment to FIN 46(R) is not expected to have a material impact on our financial condition or results of operations.

Disclosures about Transfers of Financial Assets and Involvement with Variable Interest Entities

In December of 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities", which requires additional disclosures about transfers of financial assets and involvement with variable interest entities.  With respect to transfers of financial assets, the FSP's objectives require affected companies to provide financial statement users “with an understanding of” various matters including: the transferors continuing involvement with financial assets in certain securitization transactions, restrictions on assets reported in a company's balance sheet related to transferred assets, reporting of servicing rights and the impact on the transferor's financial statements where the transferor continues to be involved with securitization arrangements that are accounted for as secured borrowings.  With respect to an entity's involvement with variable interest entities (VIEs), the FSP's objectives require affected companies to provide financial statement users "with an understanding of" various matters including: significant judgments and assumptions made in determining whether a VIE should be consolidated and/or disclose information about the involvement with the VIE, restrictions on consolidated VIE assets reported on the company's balance sheet and the carrying amount of such assets, nature of the risks associated with the company's involvement with the VIE and how the involvement with the VIE impacts amounts reported in the company's financial statements.

As noted above, the Company has not previously transferred assets to QSPEs. The Company's main involvement with VIEs arises in connection with the New Market Tax Credit (NMTC) award that was transferred to an investor in a NMTC project.

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

Carver Bancorp, Inc., a Delaware corporation, is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services.  The Bank remains headquartered in Harlem, and predominantly all its nine branches and sixteen stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods.  Many of these historically underserved communities have recently experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Today, Carver Federal is the largest African- and Caribbean-American operated bank in the United States.  The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and financial advice for consumers, businesses and non-profit organizations, including faith-based institutions.  A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the OTS following its most recent Community Reinvestment Act examination in 2006.  The examination report noted that 95% of Carver’s loan originations were within low- to moderate-income geographies, which far exceeded peer institutions.  The Bank has approximately $790 million in assets as of December 31, 2008 and employs approximately 154 employees as of December 31, 2008.

Carver Federal’s net income, like others in the thrift industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings.  Carver Federal’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies.  Additionally, net income is affected by incremental provisions for loan losses, if any, non-interest income, operating expenses and tax benefits from the New Market Tax Credit (“NMTC”) award.

Carver Federal engages in consumer and commercial banking services consistent with its community banking roots. The Bank provides deposit products including demand, savings and time deposits for consumers, businesses, non-profit organizations and government agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking including online bill pay, and telephone banking.

The Bank’s primary market area for deposits consists of areas currently served by its branches, which are located in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas.

Carver Federal offers loan products in several asset classes, including commercial, residential and construction loans, business and consumer loans.  The Bank finances mortgage and loan products through deposit operations or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

The Company’s officers actively monitor market developments as they relate to its deposit and lending businesses. Regarding deposits, the Bank’s competitive advantages include Carver Federal’s 60 year history in its market area, its active community involvement, long term customer relationships, and targeted products and services along with  personal service consistent with community banking. This history has allowed the Bank to retain and increase its market share among significant centers of influence including local houses of worship and other non-profit groups. In addition, the Bank’s depositors include a substantial base of supporters of the Bank’s presence in New York’s inner city communities, including public sector agencies and socially motivated depositors in the private sector. These depositors provide a stable base of funding for the Company’s operations, despite competitive pressures.

The Bank’s primary lending market includes the Bronx, Kings, New York and Queens Counties in New York City, and lower Westchester County, New York.  Although the Bank’s branches are primarily located in communities that were historically underserved by other financial institutions, the Bank has, in recent years, faced increased competition for deposits and mortgage lending in its market areas. In the last decade the Bank’s inner city communities experienced an unprecedented level of growth in housing development, consistent with New York City's explosive growth. This environment attracted new homeowners to low and moderate income communities in record numbers, fueling further investment in public amenities, private businesses and diversification of family income and ethnic origin.

Current economic indicators including construction permits, mortgages closed, housing prices, rent levels and foreclosure rates, suggest that in recent quarters New York City’s economy has entered a challenging period. However, while the development pipeline has stalled, thereby reducing, mortgage originations relative to peak years, rent levels are stable, particularly in the Bank’s core markets. While management believes that these economic indicators represent a more challenging environment in the near term, we note that the need for affordable housing, for sale and rental, are in constant demand. As such we believe that this demand will present opportunities for growth in our core lending business, including financing and refinancing of multi-family buildings and construction of affordable housing supported by public agencies targeting the low and moderate income communities in which we operate. These lines of business are not without competition. For example, the Bank competes with larger community banks in seeking multi-family real estate loans in the New York Metropolitan area market, as many banking institutions view this segment of the market as a low risk asset. In the non-profit segment, money center and large regional banks are significant competitors, given the opportunity to derive core deposits and loans supported by solid collateral and long term business relationships with government agencies. In sum, the overall weakness in the economy and the competitive nature of our marketplace will present challenges as the Bank seeks to expand lending and profitability.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not materially originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of its assets into these programs. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Department of Treasury (the “Treasury”) announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP CPP"), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP.  On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver’s participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore the investment will not dilute current common stock stockholders.

On January 16, 2009, Carver issued 18,980 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share. The preferred stock investment represents $18.98 million dollars, or approximately 3 percent of Carver's risk weighted assets as of December 31, 2008 and on a pro-forma basis as of  December 31, 2008 including capital received, the Bank’s capital ratios exceeded minimum regulatory capital requirements. The Treasury investment will substantially increase the Bank's capital ratios as provided below, producing a tangible capital ratio of 9.97%; core capital ratio of 9.99%; and risk-based capital ratio of 13.22%.

	Proforma Capital Calculation at December 31,2008

	Tangible Equity		Core Capital		Risk-Based Capital
	Amount	% of Adj. Assets	Amount	% of Adj. Assets	Amount	% of Adj. Assets
Capital level	$60,736	7.69%	$60,883	7.71%	$66,395	10.40%
TARP	18,000	2.28%	18,000	2.28%	18,000	2.82%
TARP Adjusted Capital level	78,736	9.97%	78,883	9.99%	84,395	13.22%
Less required capital level	11,845	1.50%	31,593	4.00%	51,077	8.00%
Excess capital	$66,891	8.47%	$47,290	5.99%	$33,318	5.22%

New Markets Tax Credit Award

In June 2006, Carver Federal was selected by the Treasury to receive an award of $59.0 million in New Markets Tax Credits (“NMTC”).  The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment.  Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59.0 million award.  In December 2007, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project.  The Bank’s NMTC allocation was fully invested as of December 31, 2007.  During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years).  The Company expects to receive the remaining NMTC tax benefit of approximately $10.6 million from its $40.0 million investment over the period ending March 31, 2014.  For the three months ended December 31, 2008, the Company recognized a tax benefit of $0.5 million related to the NMTC award

The Bank’s subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to the $59.0 million NMTC award.  For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project is reflected in the other assets and minority interest sections of the balance sheet as the entity to which the rights were transferred is required to be consolidated under accounting standards based on an evaluation of certain contractual arrangement's between the Company and the investor.  Under these arrangements, the Company has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project being not in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $7.4 million.  At December 31, 2008 Carver has not recorded any liability with respect to this obligation in accordance with Statement No. 5.

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

Goodwill Impairment

At September 30, 2008, the company reported Goodwill from its acquisition of Community Capital Bank in 2006 in the amount of $6.4 million.  In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“SFAS No.142”) goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment.  The Company tests goodwill for impairment on an annual basis as of January 31, or more often if events or circumstances indicate there may be impairment.  The Company has determined that all of its activities constitute one reporting and operating segment.

As outlined in SFAS No.142 the Goodwill impairment analysis involves a two-step test.  The first step, used to identify potential impairment, involves comparing the fair value of the reporting unit to its carrying value including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.  The second step involves calculating an implied fair value of goodwill for the reporting unit, in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of reporting unit goodwill, there is no impairment.  If the carrying value of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded in earnings for the excess.  Subsequent reversal of goodwill impairment losses is not permitted.

The Company commenced an interim goodwill impairment analysis during the second quarter of fiscal year 2009, based on indications that the fair value of the Company’s reporting unit may have declined below its carrying value as a result of factors previously defined such as the further decline in the Company’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally. This analysis, which incorporates the second step test noted above, was not completed as of the date of filing the second quarter fiscal 2009 10-Q.   The Company completed its interim impairment analysis during the third quarter ended December 31, 2008. A valuation specialist was engaged to assist management in its fair value assessment of goodwill. As a result of the finalization of the goodwill impairment analysis the Company determined that Goodwill was impaired and recorded an impairment charge of $6.4 million.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  The Bank periodically reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At December 31, 2008, the Bank carried only temporarily impaired securities where the fair value of the security is below its cost basis.  It is management’s belief that the Bank’s securities portfolio consists of investments that are sound and will fully recover their value prior to maturity.  The portfolio has already shown indications of recovery.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of December 31, 2008.  The increase in reserve is principally attributable to an increase in the general reserve provision based upon the Company’s assessment of current economic conditions and to a lesser extent, an increase in the actual recent loss experience for business loans.  During the third quarter of fiscal 2008, Carver changed its loan loss methodology for specifically classified loans to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Federal Financial Regulatory Agencies on December 13, 2006.  Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

The Company maintains a loan review system, which includes periodic review of its loan portfolio and the early identification of potential problem loans.  Such system takes into consideration, among other things, delinquency status, size of loans, types of collateral and financial condition of the borrowers.  Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral.  On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment.  Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

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

A loan is considered to be impaired, as defined by SFAS No.  114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No.114”), when it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  The Company tests loans covered under SFAS No.114 for impairment if they are on non-accrual status or have been restructured.  Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition, are excluded from the scope of SFAS No.114.  Impaired loans are required to be measured based upon (i) the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, (ii) the loan’s market price, or (iii) fair value of the collateral if the loan is collateral dependent.  If the loan valuation is less than the recorded value of the loan, an allowance must be established for the difference.  The allowance is established by either an allocation of the existing allowance for loan losses or by a provision for loan losses, depending on various circumstances.  Allowances are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.

Stock Repurchase Program

In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares.  As of December 31, 2008, the Company has purchased a total of 176,174 shares at an average price of $15.72.

As noted in sections Recent Market Developments and “Item 1A, Risk Factors”, on January 16, 2009 the Company issued 18,980 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share to the Treasury pursuant to its participation in the TARP CPP. Among the conditions of the Treasury’s investment in the Company is a prohibition of stock repurchases by the Company during the time the Treasury holds the preferred stock, unless prior approval of the Treasury is obtained. Accordingly, Carver’s stock repurchase program has been suspended.

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

The Company monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  The Company’s several liquidity measurements are evaluated on a frequent basis.  The Company was in compliance with this policy as of December 31, 2008.  Management believes the Company’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, the Company has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans.  At December 31, 2008, based on available collateral held at the FHLB-NY, the Company had the ability to borrow from the FHLB-NY an additional $20.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities.  During the nine months ended December 31, 2008, total cash and cash equivalents decreased by $5.5 million reflecting cash used in investing activities of $12.8 million and financing activities of $1.2 million, offset by cash provided by operating activities of $8.5 million.

Net cash used in investing activities was $12.8 million, primarily represents cash disbursed to fund mortgage loan originations of $103.3 million and purchases of available-for-sale securities of $12.4 million, offset partially by principal collections on loans of $99.4 million and proceeds from principal payments, maturities and calls of securities of $5.3 million.  Net cash used in financing activities was $1.2 million, primarily resulting from decreased deposits of $33.1 million, offset partially by an increase in borrowings of $32.9 million.  Net cash provided by operating activities during this period was $8.5 million, primarily due to a decrease in other assets of $3.2 million.

The levels of the Company’s short-term liquid assets are dependent on Carver Federal’s operating, investing and financing activities during any given period.  The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity.  When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate.  In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity.  However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products.

  The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At December 31, 2008, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.  The table below presents certain information relating to the Bank’s regulatory capital compliance at December 31, 2008 (dollars in thousands):

	Tangible Equity		Core Capital		Risk-Based Capital
	Amount	% of Adj. Assets	Amount	% of Adj. Assets	Amount	% of Adj. Assets
Capital level	$60,736	7.69%	$60,883	7.71%	$66,395	10.40%
Less required capital level	11,845	1.50%	31,593	4.00%	51,077	8.00%
Excess capital	$48,891	6.19%	$29,290	3.71%	$15,318	2.40%

Comparison of Financial Condition at December 31, 2008 and March 31, 2008

Assets

At December 31, 2008 total assets decreased $6.3 million, or 0.8%, to $789.9 million compared to $796.1 million at March 31, 2008, primarily as a result of decreases in cash and cash equivalents of $5.5 million, goodwill of $6.4 million and other assets of $4.0 million, partially offset by increases in total net loans receivable of  $3.2 million and investment securities of $7.4 million.

Cash and cash equivalents decreased $5.5 million, or 20.0%, to $21.9 million at December 31, 2008 compared to $27.4 million at March 31, 2008, primarily due to a $10.5 million decrease in federal funds sold offset by a $5.0 million increase in cash and due from banks. The decrease in cash and cash equivalents is the result of the Bank using excess liquidity to purchase higher yielding securities as a result of the significant decline in federal funds rates.

Total securities increased $7.4 million, or 19.5%, to $45.6 million at December 31, 2008 compared to $38.2 million at March 31, 2008, reflecting an increase of $8.6 million in available-for-sale securities and a $1.1 million decrease in held-to-maturity securities. Available-for-sale securities increased $8.6 million, or 41.1%, to $29.4 million at December 31, 2008 compared to $20.9 million at March 31, 2008, primarily due to purchases of Agency securities of $12.4 million. Held to maturity securities decreased $1.1 million, or 6.6%, to $16.2 million at December 31, 2008 compared to $17.3 million at March 31, 2008, primarily due to collection of normal principal repayments and maturities of securities. Additionally, the Bank continues its strategy of reducing lower yielding securities and replacing them with higher yielding loans. However, the Bank may invest in securities from time to time to help diversify its asset portfolio, manage liquidity and satisfy collateral requirements for certain deposits. There were no purchases of securities during the quarter ended December 31, 2008.

Total loans receivable, net including loans held-for-sale, increased $1.1 million, or 0.2%, to $652.7 million at December 31, 2008 compared to $651.7 million at March 31, 2008.  The increase was primarily the result of an increase in commercial real estate loans of $26.7 million and an increase in commercial business loans of $3.4 million, offset by decreases in one- to four- family loans of $16.2 million and construction loans of $11.4 million. The Bank continues to grow its loan portfolio through focusing on origination of loans in the markets it serves and will continue to augment these originations with loan participations.

At December 31, 2008, construction loans represented 22.6% of the Bank’s total loan portfolio. Approximately 68% of the Bank’s construction loans are participations in loans originated by the Community Preservation Corporation (“CPC”). CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area. The Bank’s construction lending activity is concentrated in the New York City market.

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

Other assets decreased $4.0 million, or  9.5%, to $37.5 million at December 31,  2008, compared to $41.4 million at March 31, 2008, primarily due to receipt of a settlement receivable of $8.2 million from the sale of certain available for sale investments.

Liabilities and Stockholders’ Equity

Liabilities

Total liabilities decreased $0.5 million, or 0.1%, to $722.6 million at December 31, 2008 compared to $723.1 million at March 31, 2008. The decrease in total liabilities was primarily the result of a $33.1 million reduction in customer deposits, offset by an increase of $32.9 million in advances from the FHLB-NY and other borrowed money. The Bank made a strategic decision to allow higher cost certificates of deposit to run off and replaced them with lower cost borrowings to take advantage of the lower rate environment for borrowed money.

Deposits decreased $33.1 million, or 5.1%, to $621.5 million at December 31, 2008 compared to $654.7 million at March 31, 2008. The decrease in deposit balances was primarily the result of decreases in certificates of deposit of $23.5 million, savings accounts of $8.8 million, money market accounts of $0.3 million and demand accounts of $1.2 million, which were partially offset by an increase of $1.9 million in NOW accounts.

Advances from the FHLB-NY and other borrowed money increased $32.9 million, or 56.1%, to $91.5 million at December 31, 2008 compared to $58.6 million at March 31, 2008. The increase in advances and other borrowed money was primarily the result of an increase of $32.9 million in FHLB-NY advances. At December 31, 2008, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow from the FHLB-NY an additional $20.9 million on a secured basis.

Stockholders’ Equity

Total stockholders’ equity decreased $5.8 million, or 10.7%, to $48.1 million at December 31, 2008 compared to $53.9 million at March 31, 2008.  The decrease in total stockholders’ equity was primarily attributable to a net loss for the nine months ended December 31, 2008 totaling $5.2 million, dividends paid of $0.7 million, partially offset by an increase of $0.1 million of accumulated other comprehensive income.  The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.

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

As of December 31, 2008, the Bank had outstanding loan commitments as follows (in thousands):

Commitments to fund construction mortgage loans	$61,192
Commitments to commercial and consumer loans	4,516
Lines of credit	15,248
Letters of credit	4,236
$85,192

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Three months ended December 31,
	2008			2007
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$655,324	$9,800	5.98%	$642,600	$11,403	7.10%
Mortgage-backed securities	44,636	578	5.18%	38,317	518	5.41%
Investment securities (2)	6,382	39	2.42%	21,439	328	6.07%
Federal funds sold	4,025	4	0.39%	6,020	68	4.48%
Total interest earning assets	710,367	10,421	5.87%	708,376	12,317	6.95%
Non-interest earning assets	76,436			61,406
Total assets	$786,803			$769,782

Interest Bearing Liabilities:
Deposits:
Now Accounts	$25,820	$13	0.20%	$26,003	58	0.88%
Savings and clubs	118,456	145	0.49%	129,669	282	0.86%
Money market accounts	44,424	218	1.95%	42,096	352	3.32%
Certificates of deposit	359,731	2,627	2.90%	385,035	4,364	4.50%
Mortgagor's deposit	2,965	14	1.87%	2,745	13	1.88%
Total deposits	551,396	3,017	2.17%	585,548	5,069	3.43%
Borrowed money	101,996	991	3.85%	71,416	932	5.18%
Total interest bearing liabilities	653,392	4,008	2.43%	656,964	6,001	3.62%
Non-interest-bearing liabilities:
Demand	52,442			50,117
Other Liabilities	6,869			11,276
Total liabilities	712,703			718,357
Minority Interest	19,150			-
Stockholders' equity	54,950			51,425
Total liabilities and stockholders' equity	$786,803			$769,782
Net interest income		$6,413			$6,316

Average interest rate spread			3.44%			3.33%

Net interest margin			3.61%			3.57%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Dollars in thousands)
(Unaudited)

	Nine months ended December 31,
	2008			2007
	Average		Average	Average		Average
Interest Earning Assets:	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Loans (1)	$656,636	$30,093	6.11%	$633,335	$33,579	7.07%
Mortgage-backed securities	44,705	1,742	5.20%	37,749	1,494	5.28%
Investment securities (2)	5,747	209	4.76%	27,023	1,183	5.81%
Federal funds sold	4,060	44	1.44%	3,049	109	4.74%
Total interest earning assets	711,148	32,088	6.02%	701,156	36,365	6.91%
Non-interest earning assets	77,746			63,448
Total assets	$788,894			$764,604

Interest Bearing Liabilities:
Deposits:
Now Accounts	$24,460	$49	0.27%	$25,303	116	0.61%
Savings and clubs	121,904	474	0.52%	133,296	812	0.81%
Money market accounts	45,125	736	2.16%	44,822	852	2.52%
Certificates of deposit	373,143	9,218	3.28%	362,265	12,157	4.45%
Mortgagor's deposit	2,887	38	1.75%	2,786	33	1.57%
Total deposits	567,519	10,515	2.46%	568,472	13,970	3.26%
Borrowed money	87,261	2,699	4.11%	76,252	2,962	5.16%
Total interest bearing liabilities	654,780	13,214	2.68%	644,724	16,932	3.49%
Non-interest-bearing liabilities:
Demand	52,957			52,574
Other Liabilities	7,548			11,753
Total liabilities	715,285			709,051
Minority Interest	19,150			-
Stockholders' equity	54,459			55,553
Total liabilities and stockholders' equity	$788,894			$764,604
Net interest income		$18,874			$19,433

Average interest rate spread			3.34%			3.42%

Net interest margin			3.54%			3.70%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Comparison of Operating Results for the Three Months and Nine Months Ended December 31, 2008 and 2007

Overview

The Company reported a net loss of $6.5 million or a loss per share of ($2.63) for the quarter ended December 31, 2008 compared to net income of $1.6 million and diluted earnings per share of $0.62 for the prior year period.   The net loss of $6.5 million for the quarter ended December 31, 2008 is the result of an increase in non-interest expense of $6.1 million, primarily due to the impairment charge of goodwill, as well as an increase in the provision for loan losses of $0.2 million, offset by increases in net interest income of $0.1 million and an income tax benefit of $0.3 million.

Carver’s net loss for the nine months ended December 31, 2008 was $5.2 million or a loss per share of ($2.10) compared to net income of $3.5 million for the prior year period and diluted earnings per share of $1.36 for the prior year period.  The net loss of $5.2 million for the nine months ended December 31, 2008 is the result of an increase in non-interest expense of $7.1 million,  primarily due to the impairment charge of goodwill as well as a decrease in non-interest income of $1.3 million and an increase in provision for loan losses of $0.5 million, offset by an increase in income tax benefit of $1.1 million.

Selected operating ratios for the three and nine months ended December 31, 2008 and 2007 are set forth in the table below and the following analysis discusses the changes in components of operating results:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Nine Months Ended
Selected Financial Data:	December 31,				December 31,
	2008		2007		2008		2007
Return on average assets (1)(8)	NM		0.82%		NM		0.61%
Return on average equity (2)(8)	NM		12.27		NM		8.36
Net interest margin (3)	3.61%		3.57		3.54%		3.70
Interest rate spread (4)	3.44		3.33		3.34		3.42
Efficiency ratio (5)	101.61		83.87		95.66		85.96
Operating expenses to average assets (6)	6.36		4.14		4.05		3.78
Average equity to average assets (7)	6.98		6.68		6.90		7.27
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.08	x	1.06	x	1.09	x

(1) Net income (loss), annualized, divided by average total assets.
(2) Net income (loss), annualized, divided by average total equity.
(3) Net interest income, annualized, divided by average interest-earning assets.
(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5) Non-interest expense excluding Goodwill impairment divided by sum of net interest income plus non-interest income.
(6) Non-interest expense excluding Goodwill impairment, annualized, divided by average total assets.
(7) Total average equity divided by total average assets for the period.
(8) Due to net loss ratios are not meaningful

Interest Income

Interest income decreased by $1.9 million, or 15.4%, to $10.4 million for the quarter ended December 31, 2008 compared to $12.3 million for the prior year period.  The decrease in interest income was primarily the result of decreases in interest income on loans of $1.6 million and interest income on investment securities of $0.3 million. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 108 basis points to 5.87% for the quarter ended December 31, 2008 as compared to 6.95% for the prior year period.  The decrease in yield on interest earning assets was primarily the result of a 112 basis points decrease in the yield on loans as a result of LIBOR and prime based construction loans repricing at lower rates. The decrease in interest income was also the result of the decline in the average balance of investment securities from $21.4 million in the prior year period to $6.4 million in the quarter ended December 31, 2008 due to securities maturing.

For the nine month period ended December 31, 2008, interest income decreased $4.3 million, or 11.8%, to $32.1 million, compared to $36.4 million for the prior year period. The decrease in interest income was primarily the result of decreases in interest income on loans of $3.5 million and interest income on investment securities of $1.0 million, offset by an increase in interest income on mortgage-backed securities of $0.2  million. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 89 basis points to 6.02% for the nine months ended December 31, 2008 as compared to 6.91% for the prior year period.  The decrease in yield on interest earning assets was primarily the result of a 96 basis points decrease in the yield on loans as a result of LIBOR and prime rate based construction loans repricing at lower rates. The decrease in interest income was also the result of the decline in the average balance of investment securities from $27.0 million in the prior year period to $5.7 million in the quarter ended December 31, 2008 due to securities maturing.

Interest income on loans decreased by $1.6 million, or 14.1%, to $9.8 million for the quarter ended December 31, 2008 compared to $11.4 million for the prior year period.  These results were primarily driven by a yield decrease of 112 basis points to 5.98% for the quarter ended December 31, 2008 compared to 7.10% for the prior year period, primarily due to lower yields on construction and small business loans tied to Libor and Prime rate indices, which have fallen by 460 and 400 basis points, respectively, since December 31, 2007, offset by an increase in average loan balances of $12.7 million to $655.3 million for the quarter ended December 31, 2008 compared to $642.6 million for the prior year period.

For the nine month period ending December 31, 2008, interest income on loans decreased $3.5 million, or 10.4%, to $30.1 million compared to $33.6 million for the prior year period.  This decrease was driven by a decrease in yield of 96 basis points, offset by higher average loan balances of $23.3 million.

Interest income on investment and mortgage backed securities decreased by $0.3 million, or 27.1%, to $0.6 million for the quarter ended December 31, 2008 compared to $0.8 million for the prior year period.  Interest income on investment securities decreased by $0.3 million, or 88.1%, to $0.04 million for the three months ended December 31, 2008 compared to $0.3 million for the prior year period.  The decrease in interest income on investment securities for the quarter ended December 31, 2008 was primarily the result of a $15.1 million, or 70.2%, decrease in the average balances of investment securities to $6.4 million, from $21.4 million for the prior year period.  The net decrease in the average balance of investment securities demonstrates management’s commitment to invest proceeds received from the sale of lower yielding securities and repayment of securities into higher yielding assets.  The investment securities yield decreased by 365 basis points to 2.42% for the quarter ended December 31, 2008 compared to 6.07% for the prior year period.

Additionally, the decrease in interest income on investment securities was partially offset by an increase in mortgage-backed securities interest income of $0.06 million, or 12%, to $0.6 million for the quarter ended December 31, 2008 compared to $0.5 million for the prior year period.  The increase was primarily the result of an increase in the average balances of mortgage-backed securities by $6.3 million to $44.6 million for the quarter ended December 31, 2008 compared to $38.3 million for the prior year period.

For the nine month period ending December 31, 2008, interest income on investments and mortgage backed securities decreased $0.7 million, or 27.1%, to $2.0 million from $2.7 million for the prior year period.  The decrease in interest income on investment securities for the nine month period ended December 31, 2008 was primarily the result of a $21.3 million, or 78.7%, decrease in the average balances of investment securities to $5.7 million, from $27.0 million for the prior year period.  This was offset by an increase in mortgage-backed securities of $7.0 million, or 18.4%, to $44.7 million for the nine month period ended December 31, 2008 compared to $37.7 million for the prior year period.  Interest income was also negatively affected by a decline of 105 basis points in the yield on investment securities from 5.81% in the prior year period to 4.76% in the current year period.

Interest Expense

Interest expense decreased by $2.0 million, or 33.2%, to $4.0 million for the quarter ended December 31, 2008 as compared to $6.0 million for the prior year period. The decrease in interest expense was primarily the result of decreases in interest expense on deposits of $2.1 million. The decrease in interest expense primarily reflects a 119 basis point decrease in the average cost of interest-bearing liabilities to 2.43% for the quarter ended December 31, 2008 compared to 3.62% for the prior year period, partially offset by a decrease in the average balance of interest-bearing liabilities of $3.6 million, or 0.54%, to $653.4 million for the quarter ended December 31, 2008 compared to $657.0 million for the prior year period. The decrease in the yield on interest bearing liabilities was primarily the result of higher cost certificates of deposits repricing at lower rates as well as lower costs on short-term advances from the Federal Home Loan Bank of New York (“FHLB-NY”).

For the nine month period ended December 31, 2008, interest expense decreased by $3.7 million, or 22.0%, to $13.2 million, compared to $16.9 million for the prior year period.  The decrease in interest expense resulted primarily from a 81 basis point decrease in the annualized average cost of interest-bearing liabilities to 2.68%, compared to 3.49% for the prior year period, offset partially by growth in the average balance of interest-bearing liabilities of $10.1 million, or 1.6%, to $654.8 million compared to $644.7 million for the prior year period.

Interest expense on total deposits decreased $2.0 million, or 40.5%, to $3.0 million for the quarter ended December 31, 2008 compared to $5.1 million for the prior year period.  The decrease reflects a 126 basis point reduction in the average cost of deposits to 2.17% for the quarter ended December 31, 2008 compared to 3.43% for the prior year period and a decrease in the average balance of total deposits of $34.1 million to $551.4 million for the quarter ended December 31, 2008 compared to $585.5 million for the prior year period.

For the nine month period ended December 31, 2008, total interest expense on deposits decreased $3.5 million, or 24.7%, to $10.5 million from $14.0 million for the prior year period.  The decrease reflects a 80 basis point reduction in the average cost of total deposits to 2.46% compared to 3.26% for the prior year period primarily as a result of lower pricing on certificates of deposits. The cost of certificates of deposits declined from 4.45% in the prior year period to 3.28% in the current year period, a reduction of 117 basis points.

For the nine month period ended December 31, 2008, interest expense on borrowed money decreased $0.3 million, or 8.9%, to $2.7 million, compared to $3.0 million for the prior year period.  In the nine months ended December 31, 2008, the decrease primarily reflects a 105 basis point reduction in the average cost of borrowed money to 4.11% compared to 5.16% for the prior year period, offset by an increase in the average balance of total borrowed money outstanding of $11.0 million to $87.3 million compared to $76.3 million for the prior year period.

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

Net interest income before the provision for loan losses increased $0.1 million, or 1.6%, to $6.4 million for the quarter ended December 31, 2008 compared to $6.3 million for the prior year period.  This slight increase reflects the increase in the net interest margin from 3.57% in the prior year period to 3.61% for the quarter ended December 31, 2008, mainly due to the cost of interest-bearing liabilities repricing downward faster than interest-earning assets during a falling interest rate environment.  The yield on average interest-earning assets declined 108 basis points while the cost of interest-bearing liabilities declined 119 basis points during the same period resulting in a more favorable net interest margin.

For the nine month period ended December 31, 2008, net interest income before the provision for loan losses decreased by $0.6 million, or 2.9%, to $18.9 million, compared to $19.4 million for the prior year period.  This decrease reflects the decrease in the net interest margin from 3.70% in the prior year period to 3.54% for the nine months ended December 31, 2008 as well as higher increase in the average balance of interest-bearing liabilities as compared to interest-earnings assets during the same period.

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

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the three and nine months period ended December 31, 2008 (dollars in thousands):

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Beginning Balance	$5,135	$4,878

Less charge-offs:
Business	(54)	(124)
Consumer	(9)	(61)
Total Charge- Offs:	(63)	(185)

Add Recoveries:
Consumer	9	49
Total Recoveries:	9	49

Provision for Loan Losses	431	770

Ending Balance	$5,512	$5,512

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.02%
Allowance to total loans	0.84%	0.84%
Allowance to non-performing loans (1)	40.19%	40.19%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.

The Bank provided a $0.4 million loan loss provision for the quarter ended December 31, 2008 compared with $0.2 million provision for the prior year period.  For the nine month period ended December 31, 2008, the Bank provided a $0.8 million loan loss provision compared with $0.2 provision for the prior year period.  The increase recognizes the rise in non-performing loans reflecting indications of deterioration in the housing market and the New York City economy. The Bank’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time. At December 31, 2008 and March 31, 2008, the Bank’s allowance for loan losses was $5.5 million and $4.9 million, respectively.  The ratio of the allowance for loan losses to non-performing loans was 40.3% at December 31, 2008 compared to 170.9% at March 31, 2008.  The ratio of the allowance for loan losses to total loans was 0.84% at December 31, 2008 compared to 0.74% at March 31, 2008.

Non-performing Assets

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

On December 31, 2008, non-accrual loans totaled $13.7 million, or 2.08% of total loans receivable compared to $2.9 million, or 0.43% of total loans receivable at March 31, 2008. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.

 At December 31, 2008, non-performing assets totaled $14.3 million, or 1.81% of total assets compared to $4.0 million, or 0.50% of total assets at March 31, 2008.  Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned.  The Company’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

The following table sets forth information with respect to Carver Federal’s non-performing assets for the past five quarter’s ended (dollars in thousands):

	December 2008	September 2008	June 2008	March 2008	December 2007
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$3,185	$1,671	$871	$567	$1,442
Multifamily	-	-	3,322	-	-
Non-residential	6,550	10,424	-	522	522
Construction	-	3,157	-	-	-
Business	3,907	2,185	2,059	1,708	2,056
Consumer	46	20	-	57	192
Total non-accrual loans	13,688	17,457	6,252	2,854	4,212

Accruing loans contractually past due > 90 days (2)	25	9,349	-	-	-

Total non-performing loans (non-accrual & accruing loans past due > 90 days)	13,713	26,806	6,252	2,854	4,212

Other non-performing assets (3):
Real estate owned	610	635	142	1,163	147
Total other non-performing assets	610	635	142	1,163	147
Total non-performing assets (4)	$14,323	$27,441	$6,394	$4,017	$4,359

Non-performing loans to total loans	2.08%	4.22%	0.97%	0.43%	0.66%
Non-performing assets to total assets	1.81%	3.47%	0.81%	0.50%	0.52%

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

In regard to the increase in non-performing loans, the Company has an effective loan workout process that actively negotiates with the borrowers to bring resolution to delinquent loans.  All loans are collateralized, with LTV of less than 70%, and management is of the opinion that the collateral adequately secures these loans.

Potential Problem Loans

In addition to non-performing loans, Carver's loan portfolio includes $11.1 million in mortgages with payments that are 60-89 days delinquent, which decreased $1.4 million from $12.5 last quarter.  Management is actively working with each borrower to bring these loans to a current status.

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

The Bank has minimal exposure to the subprime loan market and, therefore, it does not expect the Statement to have a material impact on the Company.  At December 31, 2008, the Bank’s loan portfolio contained $1.2 million in loans that it considers subprime, which loans are non-performing, other than one loan in the amount of $0.5 million.

Non-Interest Income

Non-interest income decreased by $2.0 million, or 62.4%, to $1.2 million for the quarter ended December 31, 2008 compared to $3.2 million for the prior year period.  The decrease was due to other income decreasing $1.6 million as well as a $0.2 million loss on loans.  The decrease in other income is primarily related to a $1.7 million fee generated by a New Markets Tax Credit transaction in the prior year period. The loss on loans resulted primarily from a write down of mortgage servicing rights due to the declining rate environment which makes servicing rights less valuable.

For the nine month period ended December 31, 2008, non-interest income decreased $1.3 million to $4.5 million compared to $5.8 million for the prior year period.  The decrease is primarily related to other income decreasing by $1 million due to $1.7 million fee generated by a New Markets Tax Credit transaction in the prior year period.

Non-Interest Expense

Non-interest expense increased by $6.1 million, or 77.1%, to $14.1 million for the quarter ended December 31, 2008 compared to $8.0 million for the prior year period.  The increase was primarily due to the $6.4 million write down of goodwill due to impairment, as well as increases in occupancy expense of $0.3 million and FDIC insurance of $0.2 million, offset by decreases in employee compensation and benefits of $0.5 million and other expenses of $0.3 million. The reduction in employee compensation and benefits expense was the result of reduction in cost of employee benefit plans and employee headcount achieved during the quarter ended December 31, 2008.

During the nine month period ended December 31, 2008, non-interest expense increased $7.1 million, or 32.7%, to $28.7 million compared to $21.7 million for the prior year period.  The increase in non-interest expense was primarily due to the $6.4 million of write down of goodwill for impairment as well as increases of  $0.6 million in occupancy and equipment expense, $0.3 employee compensation and benefits, FDIC insurance of $0.3 million and $0.2 million in equipment expense, offset by a decrease in other expenses of $0.6 million. The reduction in other expenses was primarily related to a reduction of consulting expenses during the nine months ended December 31, 2008.

Income Tax Expense

The income tax benefit was $0.5 million for the quarter ended December 31, 2008 compared to a tax benefit of $0.3 million for the prior year period.  The tax benefit for the quarter ended December 31, 2008 reflects a tax benefit of $0.5 million for the NMTC transaction.

For the nine month period ended December 31, 2008, the Bank recorded a tax benefit of $1.3 million compared to income tax benefit of $0.2 million for the prior year period. The tax benefit for the nine months ended December 31, 2008 reflects a tax benefit of $1.5 million for the NMTC investment transaction offset by tax expense of $0.2 million related to income before income taxes excluding the effect of the goodwill impairment charge of $6.4 million.

The Bank’s NMTC award was received in June 2006 and has been fully invested.  The Company expects to receive additional NMTC tax benefits of approximately $10.6 million from its $40.0 million investment through the period ending March 31, 2014.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosure about market risk is presented at March 31, 2008 in Item 7A of the Company’s 2008 Form 10-K and is incorporated herein by reference.  The Company believes that there has been no material change in the Company’s market risk at December 31, 2008 compared to March 31, 2008.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of December 31, 2008, the Company's management, including the Company's Chief Executive Officer and acting Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2007 and that the Company’s consolidated financial statements could not be relied on for the fiscal years ended March 31, 2007 and March 31, 2008 because a material weakness related to the reconciliation and review of automatic clearing house transactions and checks issued and received by the Bank’s customers  existed during fiscal 2007.  All charges to income occurred during the Company’s 2007 fiscal year.  The Company has taken corrective action and shall file an amended Annual Report on Form 10-K for fiscal 2008 that has been approved by our independent auditor as soon as practicable

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Other than as set forth below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  As disclosed in footnote 3 to the Company’s financial statements in included in this Form 10-Q Carver implemented improvements to its quarterly and annual accounting close process to provide for a more complete review of its financial results.

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

For a summary of risk factors relevant to the Company’s operations, see Part I, Item 1A, “Risk Factors,” in the Company’s 2008 Form 10-K.  There has been no material change in risk factors relevant to the Company’s operations since the filing of the 2008 Form 10-K as updated in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2008 and September 30, 2008, except as discussed below.

Results of operations are affected by economic conditions in the New York metropolitan area and nationally.

The Company’s retail banking and a significant portion of our lending are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut.  As a result of this geographic concentration, the Company’s results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.

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

The banking industry has experienced increases in loan delinquencies in 2008.  A further deterioration in national and local economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of Carver’s loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on the Company loan loss experience, causing an increase in its allowance for loan losses.  Such deterioration could also adversely impact the demand for the Company’s products and services, and, accordingly, its results of operations.

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

Pursuant to Carver’s participation in the TARP CPP, the Company entered into certain agreements with the Treasury that may limit our activities in a number of ways.  For example, our ability to declare or pay dividends on any of our shares will be limited.  Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury.  Further, we will not be permitted to increase dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  In addition, our ability to repurchase our shares will be restricted. The Treasury’s consent generally will be required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the dividends on the senior preferred shares issued to the Treasury.

In addition, we must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  These standards would generally apply to our CEO, CFO and the three next most highly compensated officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs.

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

During the quarter ended December 31, 2008, the Company purchased no additional shares of its common stock under its stock repurchase program.  As of December 31, 2008, the Company has purchased a total of 176,174 shares at an average price per share of $15.72.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Carver Federal, through its affiliation with Merrill Lynch & Co., began offering a comprehensive range of wealth management products of its customers in April of 2007. The Company and Merrill Lynch & Co. have agreed to terminate this alliance on or before May 31, 2009.

Exhibits 10.1, 10.2, 10.3 and 10.4 have been amended in connection with the Company’s participation in TARP CPP and Exhibits 10.1 and 10.2 were also amended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

ITEM 6.	Exhibits

The following exhibits are submitted with this report:

Exhibit 10.1	Amendments to the Carver Bancorp Inc. 2006 Stock Incentive Plan.

Exhibit 10.2	Amendments to the Carver Bancorp Inc. Performance Compensation Plan

Exhibit 10.3	First Amendment to the Employment Agreement entered into as of June 1, 1999 between Carver Bancorp, Inc. and Deborah C. Wright

Exhibit 10.4	First Amendment to the Employment Agreement entered into as of June 1, 1999 between Carver Federal Savings Bank and Deborah C. Wright

Exhibit 11.	Computation of Earnings (Loss) Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.

Date: February 17, 2009	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2009	/s/ Michael A. Trinidad
Michael A. Trinidad
Senior Vice President and Controller
(Principal Financial and Accounting Officer)