Form 10-K/A
period 2008-03-31
CARVER BANCORP INC
filed 2009-07-02
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 20, 2008, there were 2,474,738 shares of common stock of the registrant outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates, as of September 28, 2007, the last day of registrant’s most recently completed second fiscal quarter (based on the closing sales price of $15.85 per share of the registrant’s common stock on September 28, 2007) was approximately $39,319,444.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant’s proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2008 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
Carver Bancorp, Inc. (the “Company” or “Carver”) is filing this amendment No. 1 to its Annual Report on Form 10-K for the year ended March 31, 2008 to reflect the restatement of its Consolidated Financial Statements, as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8: Financial statements and supplementary data. Except for Items 6, 7, 8 and 9A of Part II, no other information in the Form 10-K is being amended or updated. This restatement has been disclosed previously in the Company’s financial results as reported on Form 10-Q as of December 31, 2008.
PART II
ITEM 6. SELECTED FINANCIAL DATA.
The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company’s consolidated financial statements and related notes (dollars in thousands):

	2008	2007	2006	2005	2004
	(Restated)	(Restated)
Selected Financial Condition Data:
Assets	$796,182	$739,530	$661,396	$626,377	$538,830
Loans held-for-sale	23,767	23,226	—	—	—
Total loans receivable, net	627,231	579,866	493,432	421,987	351,900
Securities	38,172	67,117	108,286	149,335	139,877
Cash and cash equivalents	27,368	17,350	22,904	20,420	22,774
Deposits	654,663	615,122	504,638	455,870	375,519
Borrowed funds	58,625	61,093	93,792	115,299	104,282
Stockholders’ equity	53,881	51,142	48,697	45,801	44,645

Number of deposit accounts	46,771	46,034	41,614	40,199	38,578
Number of branches	10	10	8	8	6

Operating Data:
Interest income	$48,132	$41,740	$32,385	$28,546	$26,234
Interest expense	22,656	19,234	13,493	9,758	8,700

Net interest income before provision for loan losses	25,476	22,506	18,892	18,788	17,534
Provision for loan losses	222	276	—	—	—

Net interest income after provision for loan losses	25,254	22,230	18,892	18,788	17,534
Non-interest income	7,861	2,869	5,341	4,075	5,278
Non-interest expense	29,898	24,100	19,134	18,696	15,480

Income before income taxes	3,217	999	5,099	4,167	7,332
Income tax (benefit) expense	(892)	(1,099)	1,329	1,518	2,493
Minority interest, net of taxes	146	—	—	—	—

Net income	$3,963	$2,098	$3,770	$2,649	$4,839

Basic earnings per common share	$1.59	$0.84	$1.50	$1.06	$2.03

Diluted earnings per common share	$1.55	$0.81	$1.45	$1.03	$1.87

Cash dividends per common share	$0.40	$0.35	$0.31	$0.26	$0.20

Selected Statistical Data:
Return on average assets (1)	0.52%	0.30%	0.60%	0.45%	0.93%
Return on average equity (2)	7.23	4.25	7.93	5.80	11.40
Net interest margin (3)	3.62	3.44	2.97	3.41	3.56
Average interest rate spread (4)	3.34	3.16	3.18	3.26	3.40
Efficiency ratio (5)	90.31	94.98	78.96	81.77	67.86
Operating expense to average assets (6)	3.92	3.34	3.04	3.21	2.97
Average equity to average assets	7.16	7.05	7.54	7.84	8.13
Dividend payout ratio (7)	24.50	34.04	20.63	24.64	9.86

Asset Quality Ratios:
Non-performing assets to total assets (8)	0.50%	0.61%	0.42%	0.16%	0.39%
Non-performing loans to total loans receivable (8)	0.43	0.74	0.55	0.23	0.60
Allowance for loan losses to total loans receivable	0.74	0.89	0.81	0.96	1.16

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

RESTATEMENT
During the quarter ended December 31, 2008, Carver became aware of certain adjustments to suspense accounts related to check return processing and automated clearing house (“ACH”) return processing that appeared to be incorrect. A review of the suspense account reconciliations commenced and an analysis was performed on Carver’s accounting and financial reporting practices. The review raised questions regarding transactions since fiscal 2007, most of which involved adjustments to various suspense accounts, and identified evidence that certain adjustments were incorrect. The review found evidence that during fiscal 2007, suspense accounts adjustments for check returns and ACH returns were improper and resulted in aged suspense items not being properly cleared. As a result, an adjustment totaling $761,000 ($485,000 net of tax) was necessary to correct the fiscal 2007 financial statements to reflect charge-offs that should have been recorded in the appropriate period. This adjustment resulted in a reduction in diluted earnings per share for fiscal 2007 from $1.00 to $0.81, a decrease of $0.19, or 19%. The errors and irregularities identified in the course of the review revealed deficiencies in Carver’s accounting and financial control environment, some of which were determined to be a material weakness requiring corrective and remedial actions.
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
As a result of the issues identified in the review, the Finance and Audit Committee, in consultation with management and KPMG LLP, concluded on February 9, 2009 that Carver’s previously issued financial statements for fiscal 2007 and fiscal 2008 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Carver restated its previously issued financial statements for those periods by filing this Amendment No. 1 to its Form 10-K for the year ended March 31, 2008. Restated financial information is presented in this Amendment No. 1 to its Form 10-K for the year ended March 31, 2008.
Set out below is the impact of the adjustment by financial statement line item in Carver’s consolidated statement of financial condition as of March 31, 2008 and 2007, the Consolidated Statements of Income and Cash Flows for the year ended March 31, 2007 and the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2008 and 2007. In addition, the income tax effect of the above adjustment has been reflected in footnote 11 of the consolidated financial statements.
Immaterial Corrections
The Consolidated Statement of Income for the year ended March 31, 2008 reflects an immaterial correction to reflect additional audit expenses in the amount of $28,000. After taxes this resulted in a decrease in net income of $17,000. As a result the corrected basic EPS remains unchanged at $1.59 while the corrected diluted EPS remains unchanged at $1.55.
The Consolidated Statement of Financial Position as of March 31, 2008 and 2007 also reflects an adjustment to reclassify $0.7 million from commercial business loans to goodwill. This adjustment was the result of a re-evaluation of goodwill in connection with the reconciliation matters disclosed above and elsewhere herein.
Management believes these corrections to prior period mistatements to be immaterial.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2008	2007	2007	2007
	(As Previously			(As Previously
	Reported)(1)	Adjustment	(As Restated)	Reported)(1)	Adjustment	(As Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,920	$—	$15,920	$14,619	$—	14,619
Federal funds sold	10,500	—	10,500	1,300	—	1,300
Interest earning deposits	948	—	948	1,431	—	1,431

Total cash and cash equivalents	27,368		27,368	17,350		17,350
Securities:
Available-for-sale, at fair value	20,865	—	20,865	47,980	—	47,980
Held-to-maturity, at amortized cost	17,307	—	17,307	19,137	—	19,137

Total securities	38,172	—	38,172	67,117	—	67,117

Loans held-for-sale	23,767	—	23,767	23,226	—	23,226

Loans receivable:
Real estate mortgage loans	578,957	—	578,957	533,667	—	533,667
Commercial business loans	51,424	—	51,424	50,541	—	50,541
Consumer loans	1,728	—	1,728	1,067	—	1,067
Allowance for loan losses	(4,878)	—	(4,878)	(5,409)	—	(5,409)

Total loans receivable, net	627,231	—	627,231	579,866	—	579,866

Office properties and equipment, net	15,780	—	15,780	14,626	—	14,626
Federal Home Loan Bank of New York stock, at cost	1,625	—	1,625	3,239	—	3,239
Bank owned life insurance	9,141	—	9,141	8,795	—	8,795
Accrued interest receivable	4,063	—	4,063	4,335	—	4,335
Goodwill	7,055	—	7,055	6,401	—	6,401
Core deposit intangibles, net	532	—	532	684	—	684
Other assets	41,870	(422)	41,448	14,313	(422)	13,891

Total assets	$796,604	$(422)	$796,182	$739,952	$(422)	$739,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$654,663	$—	$654,663	$615,122	$—	615,122
Advances from the FHLB-NY and other borrowed money	58,625	—	58,625	61,093	—	61,093
Other liabilities	9,800	63	9,863	12,110	63	12,173

Total liabilities	723,088	63	723,151	688,325	63	688,388

Minority interest	19,150	—	19,150	—	—	—

Stockholders’ equity:
Common stock	25	—	25	25	—	25
Additional paid-in capital	24,113	—	24,113	23,996	—	23,996
Retained earnings	30,473	(485)	29,988	27,436	(485)	26,951
Unamortized awards of common stock under ESOP				(4)		(4)
Treasury stock, at cost	(670)	—	(670)	(277)	—	(277)
Accumulated other comprehensive income	425	—	425	451	—	451

Total stockholders’ equity	54,366	(485)	53,881	51,627	(485)	51,142

Total liabilities and stockholders’ equity	$796,604	$(422)	$796,182	$739,952	$(422)	$739,530

(1)
Includes adjustments for immaterial corrections to reclassify $685,000 from commercial business loans to goodwill as of 3/31/07 and to reflect additional audit expenses of $28,000 ($17,000 after tax) in fiscal 2008 net income.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended March 31,
	2007	2007	2007
	(As Previously
	Reported)	Adjustment	(As Restated)
Interest Income:
Loans	$37,277	$—	$37,277
Mortgage-backed securities	2,877	—	2,877
Investment securities	1,325	—	1,325
Federal funds sold	261	—	261

Total interest income	41,740	—	41,740

Interest expense:
Deposits	15,227	—	15,227
Advances and other borrowed money	4,007	—	4,007

Total interest expense	19,234	—	19,234

Net interest income	22,506	—	22,506

Provision for loan losses	276	—	276

Net interest income after provision for loan losses	22,230	—	22,230

Non-interest income:
Depository fees and charges	2,476	—	2,476
Loan fees and service charges	1,238	—	1,238
Write-down of loans held for sale	(702)	—	(702)
Gain (loss) on sale of securities	(624)	—	(624)
Gain on sale of loans	192	—	192
Loss on sale of real estate owned	(108)	—	(108)
Other	397	—	397

Total non-interest income	2,869	—	2,869

Non-interest expense:
Employee compensation and benefits	10,470	—	10,470
Net occupancy expense	2,667	—	2,667
Equipment, net	2,071	—	2,071
Merger related expenses	1,258	—	1,258
Consulting Expense	496	—	496
Other	6,377	761	7,138

Total non-interest expense	23,339	761	24,100

Income before income taxes and minority interes	1,760	(761)	999
Income tax (benefit) expense	(823)	(276)	(1,099)
Minority interest, net of taxes	—	—	—

Net income	$2,583	$(485)	$2,098

Earnings per common share:
Basic	$1.03	$(0.19)	$0.84

Diluted	$1.00	$(0.19)	$0.81

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(As Previously Reported)

				Common	Common
		Additional		Stock	Stock		Accumulated Other	Total Stock-
	Common	Paid-In	Treasury	Acquired	Acquired	Retained	Comprehensive	Holders’
	Stock	Capital	Stock	By ESOP	By MRP	Earnings	Income (Loss)	Equity
Balance—March 31, 2005	$25	$23,937	$(420)	$(126)	$(128)	$22,748	$(235)	$45,801
Net income	—	—	—	—	—	3,770	—	3,770
Loss on pension liability	—	—	—	—	—	—	(281)	(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(158)	(158)

Comprehensive income, net of taxes:	—	—	—	—	—	3,770	(439)	3,331
Dividends paid	—	—	—	—	—	(782)	—	(782)
Treasury stock activity	—	(2)	117	—	—	—	—	115
Allocation of ESOP Stock	—	—	—	116	—	—	—	116
Purchase of shares for MRP	—	—	—	—	116	—	—	116

Balance—March 31, 2006	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697
Adjustment to initially implement SFAS 158	—	—	—	—	—	—	281	281

Balance post implementation of SFAS 158	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income	—	—	—	—	—	2,583	—	2,583
Minimum pension liability adjustment	—	—	—	—	—	—	79	79
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	765	765

Comprehensive income, net of taxes:	—	—	—	—	—	2,583	844	3,427
Dividends paid	—	—	—	—	—	(883)	—	(883)
Treasury stock activity	—	61	26	—	—	—	—	87
Allocation of ESOP Stock	—	—	—	6	—	—	—	6
Purchase of shares for MRP	—	—	—	—	12	—	—	12

Balance—March 31, 2007	25	23,996	(277)	(4)	—	27,436	451	51,627
Net income	—	—	—	—	—	3,980	—	3,980
Minimum pension liability adjustment	—	—	—	—	—	—	195	195
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	—	3,980	(26)	3,954
Adjustment to initially implement SFAS 156	—	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	117	(393)	4	—	—	—	(272)

Balance—March 31, 2008	$25	$24,113	$(670)	$—	$—	$30,490	$425	$54,383

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(As Restated)

				Common	Common
		Additional		Stock	Stock		Accumulated Other	Total Stock-
	Common	Paid-In	Treasury	Acquired	Acquired	Retained	Comprehensive	Holders’
	Stock	Capital	Stock	By ESOP	By MRP	Earnings	Income (Loss)	Equity
Balance—March 31, 2005	$25	$23,937	$(420)	$(126)	$(128)	$22,748	$(235)	$45,801
Net income	—	—	—	—	—	3,770	—	3,770
Loss on pension liability	—	—	—	—	—	—	(281)	(281)
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	—	(158)	(158)

Comprehensive income, net of taxes:	—	—	—	—	—	3,770	(439)	3,331
Dividends paid	—	—	—	—	—	(782)	—	(782)
Treasury stock activity	—	(2)	117	—	—	—	—	115
Allocation of ESOP Stock	—	—	—	116	—	—	—	116
Purchase of shares for MRP	—	—	—	—	116	—	—	116

Balance—March 31, 2006	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697
Adjustment to initially implement SFAS 158	—	—	—	—	—	—	281	281

Balance post implementation of SFAS 158	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income (as restated)	—	—	—	—	—	2,098	—	2,098
Minimum pension liability adjustment	—	—	—	—	—	—	79	79
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	—	765	765

Comprehensive income, net of taxes:	—	—	—	—	—	2,098	844	2,942
Dividends paid	—	—	—	—	—	(883)	—	(883)
Treasury stock activity	—	61	26	—	—	—	—	87
Allocation of ESOP Stock	—	—	—	6	—	—	—	6
Purchase of shares for MRP	—	—	—	—	12	—	—	12

Balance—March 31, 2007 (as restated)	25	23,996	(277)	(4)	—	26,951	451	51,142
Net income	—	—	—	—	—	3,963	—	3,963
Minimum pension liability adjustment	—	—	—	—	—	—	195	195
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	—	3,963	(26)	3,937
Adjustment to initially implement SFAS 156	—	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	117	(393)	4	—	—	—	(272)
Allocation of ESOP Stock	—	—	—	—	—	—	—	—
Purchase of shares for MRP	—	—	—	—	—	—	—	—

Balance—March 31, 2008 (as restated)	$25	$24,113	$(670)	$—	$—	$29,988	$425	$53,881

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2007	2007	2007
	(As Previously
	Reported)	Adjustment	(As Restated)
Cash flows from operating activites:
Net income	$2,583	$(485)	$2,098
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	276	—	276
Stock based compensation expense	426	—	426
Depreciation and amortization expense	1,581	—	1,581
Amortization of premiums and discounts	(1,145)	—	(1,145)
Impairment charge on securities	—	—	—
(Gain) Loss from sale of securities	624	—	624
Gain on sale of loans	(192)	—	(192)
Writedown on loans held-for-sale	702	—	702
Loss on sale of real estate owned	108	—	108
Originations of loans held-for-sale	(24,708)	—	(24,708)
Proceeds from sale of loans held-for-sale	14,422	—	14,422
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(1,365)	—	(1,365)
Increase in other assets	(2,662)	422	(2,240)
(Decrease) increase in other liabilities	(4,330)	63	(4,267)

Net cash (used in) provided by operating activities	(13,680)	—	(13,680)

Cash flows from investing activites:
Purchases of securities:
Available-for-sale	—	—	—
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	26,539	—	26,539
Held-to-maturity	7,185	—	7,185
Proceeds from sales of available-for-sale securities	57,942	—	57,942
Originations of loans held-for-investment	(105,284)	—	(105,284)
Loans purchased from third parties	(58,191)	—	(58,191)
Principal collections on loans	146,410	—	146,410
Proceeds from sales of loan originations held-for-investment	16,548	—	16,548
Redemption of FHLB-NY stock	1,388	—	1,388
Additions to premises and equipment	(1,869)	—	(1,869)
Proceeds from sale of real estate owned	404	—	404
Payments for acquisition, net of cash acquired	(2,425)	—	(2,425)

Net cash (used in) provided by investing activities	88,647	—	88,647

Cash flows from financing activites:
Net increase (decrease) in deposits	(33,657)	—	(33,657)
Net repayment of FHLB advances and other borrowings	(45,660)	—	(45,660)
Common stock repurchased	(321)	—	(321)
Dividends paid	(883)	—	(883)

Net cash provided by (used in) financing activities	(80,521)	—	(80,521)

Net (decrease) increase in cash and cash equivalents	(5,554)	—	(5,554)
Cash and cash equivalents at beginning of period	22,904	—	22,904

Cash and cash equivalents at end of period	$17,350	$—	$17,350

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$765	$—	$765

Cash paid for-
Interest	$19,510	$—	$19,510
Income taxes	$652	$—	$652

PART II
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
Fiscal 2008
Fiscal 2008 was a particularly challenging year for Carver, driven in part by the yield curve and disruptions in credit markets, followed by the threat of recession. Nevertheless, Carver’s business held up well, as the impact of national events has not been as apparent in our core markets. Carver was spared the brunt of the turbulent credit environment, given our limited exposure to loan and investment products of concern to the financial markets. Although the Company’s local markets have not experienced in any material respect the fallout impacting other regions across the nation, management is intensely focused on any signs of weakening conditions. The Company believes its small business and real estate lending teams are well positioned to source attractive opportunities, and Carver remains committed to solid asset quality and accretive asset growth as top priorities.
Reported earnings increased 90% from fiscal 2007, but were basically flat when removing the impact of fiscal 2007’s acquisition and balance sheet restructuring. The Company’s net interest income grew to a record level of over $25 million, following an increase in our net interest margin of 18 basis points to 3.62%. This margin expansion resulted from a 7.8% increase in loans and deposit growth of 6.4%, although consistent with peers, core deposits are migrating to higher priced CDs. Additionally, credit quality remained strong with non-performing loans at 0.50% of total assets. Securities and borrowings portfolios decreased during fiscal 2008, which is consistent with the Company’s strategy to reduce lower yielding securities and invest in higher yielding mortgages and loans. Carver’s fiscal 2008 performance was driven by three primary factors: first, Carver’s lending business continued to excel, and credit quality remained stable; second, Carver leveraged its New Markets Tax Credit award to bolster bottom line performance; and third, Carver’s asset/liability management eased margin pressure.
The Bank’s non-interest income benefited from a significant New Markets Tax Credit transaction generating a $1.7 million payment during the year, along with increased lending and retail fee generation. With this transaction, the Bank’s $59 million award received in June 2006 has been fully invested. Carver’s NMTC award continues to provide a Federal income tax benefit to the Company’s bottom line. The Company expects to receive additional NMTC tax benefits of approximately $12.1 million from its $40.0 million investment over approximately the next six years.
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

Fiscal 2009
The industry economic environment in fiscal 2009 is expected to be characterized by continued constraint in credit markets combined with the threat of stagflation. The credit issues relate to weaknesses in residential and commercial real estate due to subprime issues and general economic conditions. Interest rates are expected to remain low in the near term as the Federal Reserve lowered the Fed funds rate in efforts to stimulate growth. However, inflation fears may constrain the Federal Reserve’s ability to lower rates from current levels, and inflation concerns may have the impact of steepening the yield curve and encouraging the Federal Reserve to consider raising the Fed funds rate later this year.
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
The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $0.8 million of core deposit intangibles and $5.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”). At March 31, 2008, goodwill relating to the transaction and subsequent additional purchase accounting adjustments, primarily income taxes, sales tax assessment and professional fees, totaled approximately $7.1 million. A re-evaluation of goodwill in connection with the reconciliation matter disclosed elsewhere herein resulted in the reclassification of $0.7 million from loans to goodwill as of March 31, 2008 and 2007.

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

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2008. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank’s actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans (dollars in thousands):

	< 3 Mos.	4-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Total
Rate Sensitive Assets:
Loans	$171,142	$65,102	$113,724	$127,919	$70,390	$107,599	$655,876
Mortgage Backed Securities	5,265	6,297	8,728	943	2,823	12,756	36,812
Federal Funds Sold	10,500	—	—	—	—	—	10,500
Investment Securities	—	—	—	—	1,360	—	1,360

Total interest-earning assets	186,907	71,399	122,452	128,862	74,573	120,355	704,548

Rate Sensitive Liabilities:
NOW accounts	2,167	2,500	5,999	5,086	6,726	5,689	28,167
Savings Accounts	9,681	11,168	26,798	22,719	30,042	25,411	125,819
Money market accounts	3,502	4,040	9,694	8,218	10,867	9,192	45,513
Certificate of Deposits	136,426	162,345	25,690	12,739	399	6	337,604
Borrowings	1,000	14,108	—	30,142	—	—	45,250

Total interest-bearing liabilities	152,776	194,161	68,181	78,904	48,034	40,298	582,353

Interest Sensitivity Gap	$34,131	$(122,762)	$54,271	$49,958	$26,539	$80,057	$122,194

Cumulative Interest Sensitivity Gap	$34,131	$(88,631)	$(34,360)	$15,598	$42,137	$122,194
Ratio of Cumulative Gap to Total Rate Sensitive assets	4.84%	-12.58%	-4.88%	2.21%	5.98%	17.34%
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

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	99,028	-15,954	-14%	12.27%	-154 bp
+200 bp	102,962	-12,020	-10%	12.65%	-117 bp
+100 bp	108,631	-6,351	-6%	13.21%	- 60 bp
+50 bp	111,870	-3,112	-3%	13.52%	- 30 bp
0 bp	114,982	—	—	13.82%	— bp
(50) bp	117,979	2,997	3%	14.10%	28 bp
(100) bp	120,788	5,806	5%	14.36%	54 bp

March 31,
2008
Risk Measures: +200 BP Rate Shock:
Pre-Shock NPV Ratio: NPV as % of PV of Assets	13.82%
Post-Shock NPV Ratio	12.65%
Sensitivity Measure: Decline in NPV Ratio	-117 bp
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

	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest Earning Assets:
Loans	$639,583	$44,499	6.96%	$558,058	$37,278	6.68%	$443,461	$26,563	5.99%
Mortgage-backed securities	39,079	2,071	5.30%	64,682	2,877	4.45%	113,574	4,439	3.91%
Investment securities	22,902	1,434	6.26%	27,161	1,325	4.88%	25,698	971	3.78%
Fed funds sold	3,007	128	4.26%	5,145	261	5.07%	12,166	412	3.39%

Total interest earning assets	704,571	48,132	6.83%	655,046	41,741	6.37%	594,899	32,385	5.44%
Non-interest earning assets	63,440			44,576			35,198

Total assets	$768,011			$699,622			$630,097

Interest Bearing Liabilities:
Deposits:
NOW demand	$24,660	138	0.56%	$25,313	98	0.39%	$24,397	74	0.30%
Savings and clubs	131,627	1,004	0.76%	136,785	931	0.68%	137,934	919	0.67%
Money market savings	44,688	1,193	2.67%	43,303	1,133	2.62%	36,583	601	1.64%
Certificates of deposit	370,933	16,489	4.45%	312,452	13,036	4.17%	237,992	7,297	3.07%
Mortgagors deposits	2,687	42	1.56%	2,154	30	1.39%	2,044	30	1.47%

Total deposits	574,595	18,866	3.28%	520,007	15,228	2.93%	438,950	8,921	2.03%
Borrowed money	73,880	3,790	5.13%	78,853	4,007	5.08%	107,551	4,572	4.25%

Total interest bearing liabilities	648,475	22,656	3.49%	598,860	19,235	3.21%	546,501	13,493	2.47%

Non-interest-bearing liabilities:
Demand	51,713			40,676			29,079
Other liabilities	12,803			10,739			6,980

Total liabilities	712,991			650,275			582,560
Stockholders’ equity	55,020			49,347			47,537

Total liabilities and stockholders’ equity	$768,011			$699,622			$630,097

Net interest income		$25,476			$22,506			$18,892

Average interest rate spread			3.34%			3.16%			2.97%

Net interest margin			3.62%			3.44%			3.18%

Ratio of avgerage interest-earning assets to interest-bearing liabilities			108.65%			109.38%			108.86%

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
At March 31, 2008, total assets increased $56.6 million, or 7.7%, to $796.2 million compared to $739.5 million at March 31, 2007, primarily the result of increases in loans receivable and loans held-for-sale of $47.4 million, other assets of $27.4 million and cash and cash equivalents of $10.0 million, partially offset by decreases in investment securities of $28.9 million and FHLB-NY stock of $1.6 million.
Total loans receivable, including loans held-for-sale, increased $47.4 million, or 7.8%, to $655.9 million at March 31, 2008 compared to $608.5 million at March 31, 2007. The increase was primarily the result of an increase in commercial real estate loans of $35.3 million and an increase in construction loans of $21.2 million, offset by a decrease of multi-family loans of $13.2 million. The Bank continues to grow its loan portfolio through focusing on the origination of loans in the markets it serves and will continue to augment these originations with loan purchases.
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

Other assets increased $27.5 million, or 198.3%, to $41.4 million at March 31, 2008 compared to $13.9 million at March 31, 2007, primarily due to a $19.0 million NMTC transaction on December 31, 2007, which increased both other assets and minority interest. Additionally, other assets consisted of a settlement receivable of $7.6 million from the sale of certain investments.
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
Liabilities and Stockholders’ Equity
Liabilities
At March 31, 2008, total liabilities increased $34.7 million, or 5.0%, to $723.1 million at March 31, 2008 compared to $688.4 million at March 31, 2007. The increase in total liabilities was primarily the result of $39.5 million of additional customer deposits, offset by decreases of $2.5 million in advances and borrowed money and $2.3 million of other liabilities.
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

Stockholders’ Equity
Total stockholders’ equity increased $2.8 million, or 5.4%, to $53.9 million at March 31, 2008 compared to $51.1 million at March 31, 2007. The increase in total stockholders’ equity was primarily attributable to net income for fiscal 2008 totaling $4.0 million, partially offset by dividends paid of $1.0 million, the repurchase of common stock totaling $0.4 million in accordance with the Company’s stock repurchase program and a favorable pension valuation adjustment of $0.2 million. The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.
Comparison of Operating Results for the Years Ended March 31, 2008 and 2007
Net Income
The Company reported net income of $4.0 million and diluted earnings per share of $1.55 for fiscal 2008 compared to net income of $2.1 million and diluted earnings per share of $0.81 for fiscal 2007. Net income rose $1.9 million, or 90.0%, to $4.0 million, primarily reflecting increases in net interest income of $3.0 million and non-interest income of $5.0 million, offset by an increase in non-interest expense of $5.8 million. The prior year period included special pre-tax charges of $1.3 million related to CCB acquisition costs and $1.3 million related to the balance sheet repositioning.
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
Non-Interest Expense
Non-interest expense increased by $5.8 million, or 23.9%, to $29.9 million for fiscal 2008 compared to $24.1 million for fiscal 2007. The increase was primarily due to increases in employee compensation and benefits of $2.9 million, consulting expense of $2.2 million, net occupancy expense of $0.9 million and other expenses of $0.6 million. The increase in employee compensation and benefits is primarily due to the Community Capital Bank acquisition and investments in new talent in the retail, lending and accounting units. The $2.2 million increase in consulting expense falls into three categories: regulatory requirements (preparation for compliance with Sarbanes-Oxley Act Section 404 and recent Inter-Agency Guidance on Allowances for Loan Losses); strengthening our back office, including the accounting, lending and retail operations departments, by adding new staff and providing temporary expertise; and engaging consultants to assist the management team to analyze significant opportunities to improve financial results. For example, the Bank engaged consultants to conduct a rigorous business optimization review to help management identify further potential improvements in the Bank’s operations, in part through greater systems integration. The $0.6 million increase in other expense primarily consists of the cost of sub-servicing of loans, ATM expenses, charge-offs and regulatory reporting costs. The fiscal 2007 expense included $1.3 million in merger related expenses.
Income Tax Expense
Income tax benefit decreased by $0.2 million, or 18.8%, to $0.9 million for fiscal 2008 compared to $1.1 million for fiscal 2007, resulting in a net tax benefit of $0.9 million, which includes a minority interest tax expense of $0.1 million. The decrease in tax benefit reflects income before income taxes of $3.2 million for fiscal 2008 compared to $1.0 million for fiscal 2007. The income tax expense of $1.1 million for fiscal 2008 was offset by the tax benefit generated by the NMTC investment totaling $2.0 million. The Bank’s NMTC award received in June 2006 has been fully invested. The Company expects to receive additional NMTC tax benefits of approximately $12.1 million from its $40.0 million investment over approximately the next six years.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006
Net Income
For fiscal 2007, the Company recorded net income of $2.1 million, or $0.81 per diluted common share, compared to $3.8 million, or $1.45 per diluted common share, for fiscal 2006. The $1.7 million decrease is primarily due to an increase of $5.0 million in non-interest expense and a decrease of $2.5 million in non-interest income, partially offset by an increase of $3.3 million in net interest income after provision for loan losses, and a decrease of $2.4 million in the Company’s income tax provision compared to fiscal 2006.
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
Non-Interest Expense
Non-interest expense increased by $5.0 million, or 26.0%, to $24.1 million for fiscal 2007 compared to $19.1 million for fiscal 2006. The increase in non-interest expense was primarily attributable to the acquisition of CCB and the resulting operating and non-recurring merger related expenses. Non-recurring merger related expenses represented $1.3 million of the increase, and employee compensation and benefits, net occupancy expense, equipment, net, and other non-interest expense increased $1.0 million, $4.0 million, $0.1 million and $2.0 million, respectively.
Interest Tax Expense
Income tax benefit was $1.1 million for fiscal 2007, as compared to an income tax expense of $1.3 million for fiscal 2006. The Bank recognized a $1.5 million benefit in fiscal 2007 from the NMTC program and pre-tax income was $4.1 million less in fiscal 2007 compared to fiscal 2006. The two items account for the $2.4 million change in taxes from fiscal 2007 to fiscal 2006.
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
Congress eliminated the statutory liquidity requirement that required federal savings banks to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, the Bank’s primary federal regulator. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. As a result of the elimination of the liquidity requirement, the Bank manages its liquidity through a Board-approved liquidity policy. The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At March 31, 2008 and 2007, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $27.4 million and $17.4 million, respectively.

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
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At March 31, 2008, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. See “—Regulatory Capital Position” below for certain information relating to the Bank’s regulatory capital compliance at March 31, 2008.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2008, total cash and cash equivalents increased by $10.0 million reflecting cash provided by financing activities of $54.9 million, offset by cash used in operating of $26.8 million and investing activities of $18.1 million.
Net cash provided by financing activities was $54.9 million, primarily resulting from increased deposits of $39.5 million and consolidation of minority interest in a NMTC transaction of $19.1 million, offset partially by reductions in borrowings of $2.5 million and the payment of common dividends of $1.0 million. Net cash used in operating activities during this period was $26.8 million, primarily representing funds used in originations of loans held-for-sale of $20.2 million, an increase in other assets of $29.7 million (primarily resulting from a NMTC transaction), offset partially by proceeds from sales of loans held-for-sale $20.0 million. Net cash used in investing activities was $18.1 million, primarily representing cash disbursed to fund mortgage loan originations of $162.6 million, loans purchased from third parties of $29.7 million and purchases of available-for-sale securities of $15.3 million, offset partially by principal collections on loans of $145.5 million, proceeds from sale of available-for-sale securities of $36.1 million and proceeds from principal payments/maturities/calls of securities of $9.2 million.
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

The Bank has contractual obligations at March 31, 2008 as follows (in thousands):

	Payments due by period
Contractual		Less than	1 – 3	3 – 5	More than
Obligations	Total	1 year	years	years	5 years
Long term debt obligations:
FHLB advances	$15,249	$15,107	$—	$142	$—
Repo Borrowings	30,141				30,141
Guaranteed preferred beneficial interest in junior subordinated debentures	13,375	—	—	—	13,375

Total long term debt obligations	58,765	15,107	—	142	43,516

Operating lease obligations:
Lease obligations for rental properties	11,456	1,517	3,014	2,262	4,663

Total contractual obligations	$70,221	$16,624	$3,014	$2,404	$48,179

Regulatory Capital Position
The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”
The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2008, the Bank had tangible equity ratio, core capital ratio, and total risk-based capital ratio of 7.7%, 7.7% and 10.2%, respectively, and was considered well capitalized. For additional information regarding Carver Federal’s Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders’ Equity.”
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
/s/ KPMG LLP
New York, New York
July 1, 2008, except as to the restatement and subsequent events discussed in Note 2 and Note 20, respectively, to the consolidated financial statements which is as of July 2, 2009.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31,	March 31,
	2008	2007
	(As Restated)	(As Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,920	14,619
Federal funds sold	10,500	1,300
Interest earning deposits	948	1,431

Total cash and cash equivalents	27,368	17,350
Securities:
Available-for-sale, at fair value (including pledged as collateral of $20,621 and $34,649 at March 31, 2008 and 2007, respectively)	20,865	47,980
Held-to-maturity, at amortized cost (including pledged as collateral of $16,643 and $18,581 at March 31, 2008 and 2007, respectively; fair value of $17,167 and $19,005 at March 31, 2008 and 2007, respectively)	17,307	19,137

Total securities	38,172	67,117

Loans held-for-sale	23,767	23,226

Loans receivable:
Real estate mortgage loans	578,957	533,667
Commercial business loans	51,424	50,541
Consumer loans	1,728	1,067
Allowance for loan losses	(4,878)	(5,409)

Total loans receivable, net	627,231	579,866
Office properties and equipment, net	15,780	14,626
Federal Home Loan Bank of New York stock, at cost	1,625	3,239
Bank owned life insurance	9,141	8,795
Accrued interest receivable	4,063	4,335
Goodwill	7,055	6,401
Core deposit intangibles, net	532	684
Other assets	41,448	13,891

Total assets	$796,182	$739,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$654,663	615,122
Advances from the FHLB-NY and other borrowed money	58,625	61,093
Other liabilities	9,863	12,173

Total liabilities	723,151	688,388
Minority interest	19,150	—

Stockholders’ equity:
Preferred stock (par value $0.01 per share; 112 shares authorized; 112 issued and outstanding) Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,481,706 and 2,507,985 shares outstanding at March 31, 2008 and 2007, respectively)	25	25
Additional paid-in capital	24,113	23,996
Retained earnings	29,988	26,951
Unamortized awards of common stock under ESOP	—	(4)
Treasury stock, at cost (42,985 and 16,706 shares at March 31, 2008 and 2007, respectively)	(670)	(277)
Accumulated other comprehensive income	425	451

Total stockholders’ equity	53,881	51,142

Total liabilities and stockholders’ equity	$796,182	$739,530

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended March 31,
	2008	2007	2006
		(As Restated)
Interest Income:
Loans	$44,499	$37,277	$26,563
Mortgage-backed securities	2,071	2,877	4,439
Investment securities	1,434	1,325	971
Federal funds sold	128	261	412

Total interest income	48,132	41,740	32,385

Interest expense:
Deposits	18,866	15,227	8,921
Advances and other borrowed money	3,790	4,007	4,572

Total interest expense	22,656	19,234	13,493

Net interest income	25,476	22,506	18,892

Provision for loan losses	222	276	—

Net interest income after provision for loan losses	25,254	22,230	18,892

Non-interest income:
Depository fees and charges	2,669	2,476	2,458
Loan fees and service charges	1,628	1,238	2,231
Write-down of loans held for sale	—	(702)	—
Gain (loss) on sale of securities	431	(624)	—
Gain on sale of loans	323	192	351
Loss on sale of real estate owned	—	(108)	—
New Market Tax Credit Transfer Fee	1,700	—	—
Other	1,110	397	301

Total non-interest income	7,861	2,869	5,341

Non-interest expense:
Employee compensation and benefits	13,323	10,470	9,512
Net occupancy expense	3,590	2,667	2,284
Equipment, net	2,451	2,071	1,939
Merger related expenses	—	1,258	—
Consulting Expense	2,733	496	307
Other	7,801	7,138	5,092

Total non-interest expense	29,898	24,100	19,134

Income before income taxes and minority interest	3,217	999	5,099
Income tax (benefit) expense	(892)	(1,099)	1,329
Minority interest, net of taxes	146	—	—

Net income	$3,963	$2,098	$3,770

Earnings per common share:
Basic	$1.59	$0.84	$1.50

Diluted	$1.55	$0.81	$1.45

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(As Restated)

				Common	Common		Accumulated
		Additional		Stock	Stock		Other	Total Stock-
	Common	Paid-In	Treasury	Acquired	Acquired	Retained	Comprehensive	Holders’
	Stock	Capital	Stock	By ESOP	By MRP	Earnings	Income (Loss)	Equity
Balance—March 31, 2005	$25	$23,937	$(420)	$(126)	$(128)	$22,748	$(235)	$45,801
Net income	—	—	—	—	—	3,770	—	3,770
Loss on pension liability	—	—	—	—	—	—	(281)	(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(158)	(158)

Comprehensive income, net of taxes:	—	—	—	—	—	3,770	(439)	3,331
Dividends paid	—	—	—	—	—	(782)	—	(782)
Treasury stock activity	—	(2)	117	—	—	—	—	115
Allocation of ESOP Stock	—	—	—	116	—	—	—	116
Purchase of shares for MRP	—	—	—	—	116	—	—	116

Balance—March 31, 2006	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697
Adjustment to initially implement SFAS 158	—	—	—	—	—	—	281	281

Balance post implementation of SFAS 158	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income (as restated)	—	—		—	—	2,098	—	2,098
Minimum pension liability adjustment	—			—	—	—	79	79
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	765	765

Comprehensive income, net of taxes:	—	—	—	—	—	2,098	844	2,942
Dividends paid	—	—	—	—	—	(883)	—	(883)
Treasury stock activity	—	61	26	—	—	—	—	87
Allocation of ESOP Stock	—	—	—	6	—	—	—	6
Purchase of shares for MRP	—	—	—	—	12	—	—	12

Balance—March 31, 2007 (as restated)	25	23,996	(277)	(4)	—	26,951	451	51,142
Net income	—	—	—	—	—	3,963	—	3,963
Minimum pension liability adjustment	—	—	—	—	—	—	195	195
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	—	3,963	(26)	3,937
Adjustment to initially implement SFAS 156	—	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	117	(393)	4	—	—	—	(272)

Balance—March 31, 2008 (as restated)	$25	$24,113	$(670)	$—	$—	$29,988	$425	$53,881

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2008	2007	2006
		(As Restated)
Cash flows from operating activites:
Net income	$3,963	$2,098	$3,770
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	222	276	—
Stock based compensation expense	272	426	233
Depreciation and amortization expense	1,709	1,581	1,546
Amortization of premiums and discounts	(250)	(1,145)	863
(Gain) Loss from sale of securities	(431)	624	—
Gain on sale of loans	(323)	(192)	(351)
Writedown on loans held-for-sale	—	702	—
Loss on sale of real estate owned	—	108	—
Originations of loans held-for-sale	(20,172)	(24,708)	(12,646)
Proceeds from sale of loans held-for-sale	19,953	14,422	12,197
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	272	(1,365)	(268)
Increase in other assets	(29,702)	(2,240)	(2,430)
(Decrease) increase in other liabilities	(2,283)	(4,267)	4,249

Net cash (used in) provided by operating activities	(26,770)	(13,680)	7,163

Cash flows from investing activites:
Purchases of securities:
Available-for-sale	(15,265)	—	(26,811)
Held-to-maturity	—	—	(19)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	7,358	26,539	60,645
Held-to-maturity	1,803	7,185	4,816
Proceeds from sales of available-for-sale securities	36,116	57,942	1,575
Originations of loans held-for-investment	(162,556)	(105,284)	(98,704)
Loans purchased from third parties	(29,736)	(58,191)	(96,140)
Principal collections on loans	145,458	146,410	113,482
Proceeds from sales of loan originations held-for-investment	—	16,548	10,697
Redemption of FHLB-NY stock	1,614	1,388	498
Additions to premises and equipment	(2,862)	(1,869)	(1,082)
Proceeds from sale of real estate owned	—	404	—
Payments for acquisition, net of cash acquired	—	(2,425)	—

Net cash (used in) provided by investing activities	(18,070)	88,647	(31,043)

Cash flows from financing activites:
Net increase (decrease) in deposits	39,541	(33,657)	48,768
Net repayment of FHLB advances and other borrowings	(2,527)	(45,660)	(21,507)
Capital contribution by minority interest	19,150	—	—
Common stock repurchased	(331)	(321)	(115)
Dividends paid	(975)	(883)	(782)

Net cash provided by (used in) financing activities	54,858	(80,521)	26,364

Net (decrease) increase in cash and cash equivalents	10,018	(5,554)	2,484
Cash and cash equivalents at beginning of period	17,350	22,904	20,420

Cash and cash equivalents at end of period	$27,368	$17,350	$22,904

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$221	$765	$(158)

Cash paid for-
Interest	$21,973	$19,510	$13,502
Income taxes	$922	$652	$2,107
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”) “), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp., Carver Municipal Bank (“CMB”), Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp. which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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

NOTE 2. RESTATEMENT
During the quarter ended December 31, 2008, Carver became aware of certain adjustments to suspense accounts related to check return processing and automated clearing house (“ACH”) return processing that appeared to be incorrect. A review of the suspense account reconciliations commenced and an analysis was performed on Carver’s accounting and financial reporting practices. The review raised questions regarding transactions since fiscal 2007, most of which involved adjustments to various suspense accounts, and identified evidence that certain adjustments were incorrect. The review found evidence that during fiscal 2007, suspense accounts adjustments for check returns and ACH returns were improper and resulted in aged suspense items not being properly cleared. As a result, an adjustment totaling $761,000 ($485,000 net of tax) was necessary to correct the fiscal 2007 financial statements to reflect charge-offs that should have been recorded in the appropriate period. This adjustment resulted in a reduction in diluted earnings per share for fiscal 2007 from $1.00 to $0.81, a decrease of $0.19, or 19%. The errors and irregularities identified in the course of the review revealed deficiencies in Carver’s accounting and financial control environment, some of which were determined to be a material weakness requiring corrective and remedial actions.
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
As a result of the issues identified in the review, the Finance and Audit Committee, in consultation with management and KPMG, concluded on February 9, 2009 that Carver’s previously issued financial statements for fiscal 2007 and fiscal 2008 (including the interim periods within those years), should no longer be relied upon because of certain accounting errors and irregularities in those financial statements. Accordingly, Carver restated its previously issued financial statements for those periods by filing this Amendment No. 1 to its Form 10-K for the year ended March 31, 2008. Restated financial information is presented in this Amendment No. 1 to its Form 10-K for the year ended March 31, 2008.
Set forth below is the impact of the adjustment by financial statement line item in Carver’s consolidated statement of financial condition as of March 31, 2008 and 2007, the Consolidated Statements of Income and Cash Flows for the year ended March 31, 2007 and the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2008 and 2007. In addition, the income tax effect of the above adjustment has been reflected in footnote 11 of the Consolidated Financial Statements.
Immaterial Corrections
The Consolidated Statement of Income for the year ended March 31, 2008 reflects an immaterial correction to correctly reflect additional audit expenses in the amount of $28,000. After taxes this resulted in a decrease in net income of $17,000. As a result the corrected basic EPS remains unchanged at $1.59 while the corrected diluted EPS remains unchanged at $1.55.
The Consolidated Statement of Financial Position as of March 31, 2008 and 2007 also reflects an adjustment to reclassify $0.7 million from commercial business loans to goodwill. The adjustment was the result of a re-evaluation of goodwill in connection with the reconciliation matters disclosed above and elsewhere herein.
Management believes these corrections to prior period mistatements to be immaterial.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2008	2007	2007	2007
	(As Previously			(As Previously
	Reported)(1)	Adjustment	(As Restated)	Reported)(1)	Adjustment	(As Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,920	$—	$15,920	$14,619	$—	14,619
Federal funds sold	10,500	—	10,500	1,300	—	1,300
Interest earning deposits	948	—	948	1,431	—	1,431

Total cash and cash equivalents	27,368		27,368	17,350		17,350
Securities:
Available-for-sale, at fair value	20,865	—	20,865	47,980	—	47,980
Held-to-maturity, at amortized cost	17,307	—	17,307	19,137	—	19,137

Total securities	38,172	—	38,172	67,117	—	67,117

Loans held-for-sale	23,767	—	23,767	23,226	—	23,226

Loans receivable:
Real estate mortgage loans	578,957	—	578,957	533,667	—	533,667
Commercial business loans	51,424	—	51,424	50,541	—	50,541
Consumer loans	1,728	—	1,728	1,067	—	1,067
Allowance for loan losses	(4,878)	—	(4,878)	(5,409)	—	(5,409)

Total loans receivable, net	627,231	—	627,231	579,866	—	579,866

Office properties and equipment, net	15,780	—	15,780	14,626	—	14,626
Federal Home Loan Bank of New York stock, at cost	1,625	—	1,625	3,239	—	3,239
Bank owned life insurance	9,141	—	9,141	8,795	—	8,795
Accrued interest receivable	4,063	—	4,063	4,335	—	4,335
Goodwill	7,055	—	7,055	6,401	—	6,401
Core deposit intangibles, net	532	—	532	684	—	684
Other assets	41,870	(422)	41,448	14,313	(422)	13,891

Total assets	$796,604	$(422)	$796,182	$739,952	$(422)	$739,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$654,663	$—	$654,663	$615,122	$—	615,122
Advances from the FHLB-NY and other borrowed money	58,625	—	58,625	61,093	—	61,093
Other liabilities	9,800	63	9,863	12,110	63	12,173

Total liabilities	723,088	63	723,151	688,325	63	688,388

Minority interest	19,150	—	19,150	—	—	—

Stockholders’ equity:
Common stock	25	—	25	25	—	25
Additional paid-in capital	24,113	—	24,113	23,996	—	23,996
Retained earnings	30,473	(485)	29,988	27,436	(485)	26,951
Unamortized awards of common stock under ESOP				(4)		(4)
Treasury stock, at cost	(670)	—	(670)	(277)	—	(277)
Accumulated other comprehensive income	425	—	425	451	—	451

Total stockholders’ equity	54,366	(485)	53,881	51,627	(485)	51,142

Total liabilities and stockholders’ equity	$796,604	$(422)	$796,182	$739,952	$(422)	$739,530

(1)
Includes adjustments for immaterial corrections to reclassify $685,000 from commercial business loans to goodwill as of 3/31/07 and to reflect additional audit expenses of $28,000 ($17,000 after tax) in fiscal 2008 net income.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended March 31,
	2007	2007	2007
	(As Previously
	Reported)	Adjustment	(As Restated)
Interest Income:
Loans	$37,277	$—	$37,277
Mortgage-backed securities	2,877	—	2,877
Investment securities	1,325	—	1,325
Federal funds sold	261	—	261

Total interest income	41,740	—	41,740

Interest expense:
Deposits	15,227	—	15,227
Advances and other borrowed money	4,007	—	4,007

Total interest expense	19,234	—	19,234

Net interest income	22,506	—	22,506

Provision for loan losses	276	—	276

Net interest income after provision for loan losses	22,230	—	22,230

Non-interest income:
Depository fees and charges	2,476	—	2,476
Loan fees and service charges	1,238	—	1,238
Write-down of loans held for sale	(702)	—	(702)
Gain (loss) on sale of securities	(624)	—	(624)
Gain on sale of loans	192	—	192
Loss on sale of real estate owned	(108)	—	(108)
Other	397	—	397

Total non-interest income	2,869	—	2,869

Non-interest expense:
Employee compensation and benefits	10,470	—	10,470
Net occupancy expense	2,667	—	2,667
Equipment, net	2,071	—	2,071
Merger related expenses	1,258	—	1,258
Consulting Expense	496	—	496
Other	6,377	761	7,138

Total non-interest expense	23,339	761	24,100

Income before income taxes and minority interes	1,760	(761)	999
Income tax (benefit) expense	(823)	(276)	(1,099)
Minority interest, net of taxes	—	—	—

Net income	$2,583	$(485)	$2,098

Earnings per common share:
Basic	$1.03	$(0.19)	$0.84

Diluted	$1.00	$(0.19)	$0.81

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(As Previously Reported)

				Common	Common
		Additional		Stock	Stock		Accumulated Other	Total Stock-
	Common	Paid-In	Treasury	Acquired	Acquired	Retained	Comprehensive	Holders’
	Stock	Capital	Stock	By ESOP	By MRP	Earnings	Income (Loss)	Equity
Balance—March 31, 2005	$25	$23,937	$(420)	$(126)	$(128)	$22,748	$(235)	$45,801
Net income	—	—	—	—	—	3,770	—	3,770
Loss on pension liability	—	—	—	—	—	—	(281)	(281)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(158)	(158)

Comprehensive income, net of taxes:	—	—	—	—	—	3,770	(439)	3,331
Dividends paid	—	—	—	—	—	(782)	—	(782)
Treasury stock activity	—	(2)	117	—	—	—	—	115
Allocation of ESOP Stock	—	—	—	116	—	—	—	116
Purchase of shares for MRP	—	—	—	—	116	—	—	116

Balance—March 31, 2006	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697
Adjustment to initially implement SFAS 158	—	—	—	—	—	—	281	281

Balance post implementation of SFAS 158	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income	—	—	—	—	—	2,583	—	2,583
Minimum pension liability adjustment	—	—	—	—	—	—	79	79
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	765	765

Comprehensive income, net of taxes:	—	—	—	—	—	2,583	844	3,427
Dividends paid	—	—	—	—	—	(883)	—	(883)
Treasury stock activity	—	61	26	—	—	—	—	87
Allocation of ESOP Stock	—	—	—	6	—	—	—	6
Purchase of shares for MRP	—	—	—	—	12	—	—	12

Balance—March 31, 2007	25	23,996	(277)	(4)	—	27,436	451	51,627
Net income	—	—	—	—	—	3,980	—	3,980
Minimum pension liability adjustment	—	—	—	—	—	—	195	195
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	—	3,980	(26)	3,954
Adjustment to initially implement SFAS 156	—	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	117	(393)	4	—	—	—	(272)

Balance—March 31, 2008	$25	$24,113	$(670)	$—	$—	$30,490	$425	$54,383

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(As Restated)

				Common	Common
		Additional		Stock	Stock		Accumulated Other	Total Stock-
	Common	Paid-In	Treasury	Acquired	Acquired	Retained	Comprehensive	Holders’
	Stock	Capital	Stock	By ESOP	By MRP	Earnings	Income (Loss)	Equity
Balance—March 31, 2005	$25	$23,937	$(420)	$(126)	$(128)	$22,748	$(235)	$45,801
Net income	—	—	—	—	—	3,770	—	3,770
Loss on pension liability	—	—	—	—	—	—	(281)	(281)
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	—	(158)	(158)

Comprehensive income, net of taxes:	—	—	—	—	—	3,770	(439)	3,331
Dividends paid	—	—	—	—	—	(782)	—	(782)
Treasury stock activity	—	(2)	117	—	—	—	—	115
Allocation of ESOP Stock	—	—	—	116	—	—	—	116
Purchase of shares for MRP	—	—	—	—	116	—	—	116

Balance—March 31, 2006	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697
Adjustment to initially implement SFAS 158	—	—	—	—	—	—	281	281

Balance post implementation of SFAS 158	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income (as restated)	—	—	—	—	—	2,098	—	2,098
Minimum pension liability adjustment	—	—	—	—	—	—	79	79
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	—	765	765

Comprehensive income, net of taxes:	—	—	—	—	—	2,098	844	2,942
Dividends paid	—	—	—	—	—	(883)	—	(883)
Treasury stock activity	—	61	26	—	—	—	—	87
Allocation of ESOP Stock	—	—	—	6	—	—	—	6
Purchase of shares for MRP	—	—	—	—	12	—	—	12

Balance—March 31, 2007 (as restated)	25	23,996	(277)	(4)	—	26,951	451	51,142
Net income	—	—	—	—	—	3,963	—	3,963
Minimum pension liability adjustment	—	—	—	—	—	—	195	195
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	—	3,963	(26)	3,937
Adjustment to initially implement SFAS 156	—	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	117	(393)	4	—	—	—	(272)
Allocation of ESOP Stock	—	—	—	—	—	—	—	—
Purchase of shares for MRP	—	—	—	—	—	—	—	—

Balance—March 31, 2008 (as restated)	$25	$24,113	$(670)	$—	$—	$29,988	$425	$53,881

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2007	2007	2007
	(As Previously
	Reported)	Adjustment	(As Restated)
Cash flows from operating activites:
Net income	$2,583	$(485)	$2,098
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	276	—	276
Stock based compensation expense	426	—	426
Depreciation and amortization expense	1,581	—	1,581
Amortization of premiums and discounts	(1,145)	—	(1,145)
Impairment charge on securities	—	—	—
(Gain) Loss from sale of securities	624	—	624
Gain on sale of loans	(192)	—	(192)
Writedown on loans held-for-sale	702	—	702
Loss on sale of real estate owned	108	—	108
Originations of loans held-for-sale	(24,708)	—	(24,708)
Proceeds from sale of loans held-for-sale	14,422	—	14,422
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(1,365)	—	(1,365)
Increase in other assets	(2,662)	422	(2,240)
(Decrease) increase in other liabilities	(4,330)	63	(4,267)

Net cash (used in) provided by operating activities	(13,680)	—	(13,680)

Cash flows from investing activites:
Purchases of securities:
Available-for-sale	—	—	—
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	26,539	—	26,539
Held-to-maturity	7,185	—	7,185
Proceeds from sales of available-for-sale securities	57,942	—	57,942
Originations of loans held-for-investment	(105,284)	—	(105,284)
Loans purchased from third parties	(58,191)	—	(58,191)
Principal collections on loans	146,410	—	146,410
Proceeds from sales of loan originations held-for-investment	16,548	—	16,548
Redemption of FHLB-NY stock	1,388	—	1,388
Additions to premises and equipment	(1,869)	—	(1,869)
Proceeds from sale of real estate owned	404	—	404
Payments for acquisition, net of cash acquired	(2,425)	—	(2,425)

Net cash (used in) provided by investing activities	88,647	—	88,647

Cash flows from financing activites:
Net increase (decrease) in deposits	(33,657)	—	(33,657)
Net repayment of FHLB advances and other borrowings	(45,660)	—	(45,660)
Common stock repurchased	(321)	—	(321)
Dividends paid	(883)	—	(883)

Net cash provided by (used in) financing activities	(80,521)	—	(80,521)

Net (decrease) increase in cash and cash equivalents	(5,554)	—	(5,554)
Cash and cash equivalents at beginning of period	22,904	—	22,904

Cash and cash equivalents at end of period	$17,350	$—	$17,350

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$765	$—	$765

Cash paid for-
Interest	$19,510	$—	$19,510
Income taxes	$652	$—	$652

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Effective April 1, 2007, the Company adopted SFAS, No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. For subsequent measurements, entities are permitted to choose either the amortization method, which is consistent with the prior requirements of SFAS No. 140, or the fair value method. Upon adoption of SFAS No. 156, the Company elected to adopt the fair value method for measurements of mortgage servicing rights (MSR). The adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements.
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
Effective January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Prior to the adoption of SFAS No. 123R on April 1, 2006, the Company applied APB No. 25 and related interpretations in accounting for its stock option plans. As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant, no compensation cost for such options was recognized. Had compensation cost for the stock option plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure,” (“SFAS No. 148”), the Company’s pro forma net income in the year ended March 31, 2006 would have been as follows:

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
NOTE 4. IMPAIRMENT AND GOODWILL
The Company annually evaluates long-lived assets, certain identifiable intangibles and deferred costs for indication of impairment in value. When required, asset impairment will be recorded as an expense in the current period. The Company reported goodwill from its acquisition of Community Capital Bank in 2006 in the amount of $7.1 million
In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“SFAS No.142”) goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment. The Company tests goodwill for impairment on an annual basis as of January 31, or more often if events or circumstances indicate there may be impairment. The Company has determined that all of its activities constitute one reporting and operating segment.
The Company performed the annual goodwill impairment test as of January 31, 2008, and determined that the fair value of the reporting unit was in excess of its carrying value, using the guideline company and guideline transaction methodologies. There was no indication of goodwill impairment as of the annual impairment test date.

NOTE 5. SECURITIES
The following is a summary of securities at March 31, 2008 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$8,303	$—	$(123)	$8,180
Federal Home Loan Mortgage Corporation	4,077	19	—	4,096
Federal National Mortgage Association	6,748	107	—	6,855
Other	205	4	—	209

Total mortgage-backed securities	19,333	130	(123)	19,340
U.S. Government Agency Securities	1,473	52	—	1,525

Total available-for-sale	20,806	182	(123)	20,865

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	573	34	—	607
Federal Home Loan Mortgage Corporation	12,343	11	(230)	12,124
Federal National Mortgage Association	4,216	78	(32)	4,262

Total mortgage-backed securities	17,132	123	(262)	16,993
Other	175	—	(1)	174

Total held-to-maturity	17,307	123	(263)	17,167

Total securities	$38,113	$305	$(386)	$38,032

The following is a summary of securities at March 31, 2007 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$13,637	$47	$(65)	$13,619
Federal Home Loan Mortgage Corporation	1,116	12	(3)	1,125
Federal National Mortgage Association	5,905	30	(40)	5,895
Other	517	20	—	537

Total mortgage-backed securities	21,175	109	(108)	21,176
U.S. Government Agency Securities	26,417	387	—	26,804

Total available-for-sale	47,592	496	(108)	47,980

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	727	25	—	752
Federal Home Loan Mortgage Corporation	13,308	9	(166)	13,151
Federal National Mortgage Association	4,792	53	(50)	4,795
Other	120	—	—	120

Total mortgage-backed securities	18,947	87	(216)	18,818
Other	190	—	(3)	187

Total held-to-maturity	19,137	87	(219)	19,005

Total securities	$66,729	$583	$(327)	$66,985

The following is a summary regarding securities and/or calls of available-for-sale portfolio at March 31, 2008 (in thousands):

	2008	2007	2006
Available-for-Sale:
Proceeds	$22,428	$14,422	$12,197
Gross gains	431	22	—
Gross losses	—	646	—
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

	Amortized		Weighted
	Cost	Fair Value	Avg Rate
Available-for-Sale:
Less than one year	$42	$43	5.44%
One through five years	181	188	5.31%
Five through ten years	6,706	6,264	5.42%
After ten years	14,280	14,370	5.02%

	$21,209	$20,865	5.13%

Held-to-maturity:
One through five years	$11	$11	5.15%
Five through ten years	493	486	5.00%
After ten years	16,803	16,670	5.78%

	$17,307	$17,167	5.76%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2008 for less than 12 months and 12 months or longer were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(33)	$3,857	$(90)	$4,033	$(123)	$7,890

Total available-for-sale	(33)	3,857	(90)	4,033	(123)	7,890

Held-to-Maturity:
Mortgage-backed securities	(7)	451	(255)	13,800	(262)	14,251
U.S. Government Agency Securities	—	—	(1)	174	(1)	174

Total held-to-maturity	(7)	451	(256)	13,974	(263)	14,425

Total securities	$(40)	$4,308	$(346)	$18,007	$(386)	$22,315

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2007 were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Available-for-Sale:
Mortgage-backed securities	(108)	9,498	—	—	(108)	9,498

Total available-for-sale	(108)	9,498	—	—	(108)	9,498

Held-to-Maturity:
Mortgage-backed securities	(216)	15,241	—	—	(216)	15,241
U.S. Government Agency Securities	(3)	187	—	—	(3)	187

Total Held-to- Maturity	(219)	15,428	—	—	(219)	15,428

Total securities	(327)	24,926	—	—	(327)	24,926

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

NOTE 6. LOANS RECEIVABLE, NET
The following is a summary of loans receivable, net of allowance for loan losses at March 31 (dollars in thousands):

	2008		2007
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$103,419	16.33%	$100,910	17.22%
Multifamily	78,657	12.42%	91,877	15.68%
Non-residential	238,508	37.66%	203,187	34.68%
Construction	158,877	25.09%	137,697	23.50%
Business	51,424	8.23%	51,226	8.74%
Consumer and other (1)	1,728	0.27%	1,067	0.18%

Total loans receivable	633,298	100.00%	585,964	100.00%

Add:
Premium on loans	725		990
Less:
Deferred fees and loan discounts	(1,229)		(994)
Allowance for loan losses	(4,878)		(5,409)

Total loans receivable, net	$627,231		$580,551

(1)	Includes personal, credit card, and home improvement.
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
At March 31, 2008 the Bank pledged $187.9 million in total mortgage loans as collateral for advances from the FHLB-NY.
The following is an analysis of the allowance for loan losses for the years ended March 31 (in thousands):

	2008	2007	2006

Balance at beginning of the year	$5,409	$4,015	$4,097
Provision charged to operations	222	276	—
Recoveries of amounts previously charged-off	153	47	35
Charge-offs of loans	(906)	(120)	(117)
Acquisition of CCB	—	1,191	—

Balance at end of the year	$4,878	$5,409	$4,015

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
NOTE 7. OFFICE PROPERTIES AND EQUIPMENT, NET
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
NOTE 8. ACCRUED INTEREST RECEIVABLE
The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2008	2007

Loans receivable	$3,751	$3,689
Mortgage-backed securities	273	590
Investments and other interest bearing assets	39	56

Total accrued interest receivable	$4,063	$4,335

NOTE 9. DEPOSITS
Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2008			2007
		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate

Non-interest-bearing demand	$51,736	7.90%	0.00%	$50,891	8.27%	0.00%
NOW accounts	28,168	4.30%	0.20%	28,910	4.70%	0.31%
Savings and club	125,819	19.22%	0.53%	137,960	22.43%	0.78%
Money market savings account	45,514	6.95%	2.94%	46,996	7.64%	2.18%
Certificates of deposit	400,587	61.20%	4.10%	347,753	56.53%	4.28%
Other	2,839	0.43%	1.51%	2,612	0.43%	1.39%

Total	$654,663	100.00%	2.83%	$615,122	100.00%	2.78%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2008 (in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2007	of Total
0% – 0.99%	$2,993	$389	$48	$231	$3,661	0.91%
1% – 1.99%	27,640	—	—	—	27,640	6.90%
2% – 3.99%	98,003	9,577	4,202	1,743	113,525	28.34%
4% and over	231,542	9,054	3,995	11,170	255,761	63.85%

Total	$360,178	$19,020	$8,245	$13,144	$400,587	100.00%

The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $229.7 million at March 31, 2008 compared to $217.4 million at March 31, 2007. As of March 31, 2008 the Bank had pledged $1.3 million of investment securities as collateral for certain large deposits.
Interest expense on deposits is as follows for the years ended March 31 (in thousands):

	2008	2007	2006

NOW demand	$138	$98	$74
Savings and clubs	1,004	931	919
Money market savings	1,193	1,133	601
Certificates of deposit	16,522	13,079	7,321
Mortgagors deposits	42	30	30

	18,899	15,271	8,945

Penalty for early withdrawal of certificates of deposit	(33)	(44)	(24)

Total interest expense	$18,866	$15,227	$8,921

NOTE 10. BORROWED MONEY
Federal Home Loan Bank Advances and Repurchase agreements. FHLB-NY advances and repurchase agreements weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

Maturing	2008		2007
Year Ended	Weighted		Weighted
March 31,	Average Rate	Amount	Average Rate	Amount
2008	0.00%	$—	4.58%	$32,500
2009	3.77%	$15,107	3.78%	15,107
2012	4.63%	30,143	3.50%	168

	4.34%	$45,250	4.32%	$47,775

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
Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust’s common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company’s floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR.

The following table sets forth certain information regarding Carver Federal’s borrowings as of and for the years ended March 31 (dollars in thousands):

	2008	2007	2006
Amounts outstanding at the end of year:
FHLB advances	$15,250	$47,775	$80,935
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,375	$13,318	$13,260

Rate paid at year end:
FHLB advances	3.77%	4.32%	4.13%
Guaranteed preferred beneficial interest in junior subordinated debentures	5.85%	8.40%	7.97%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$60,874	$93,975	$112,488
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,375	$13,318	$13,260

Approximate average amounts outstanding for year:
FHLB advances	$36,724	$65,567	$94,798
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,344	$13,286	$13,230

Approximate weighted average rate paid during year:
FHLB advances	5.18%	4.36%	3.81%
Guaranteed preferred beneficial interest in junior subordinated debentures	7.76%	8.33%	7.50%
NOTE 11. INCOME TAXES
The components of income tax (benefit) expense for the years ended March 31 are as follow (in thousands):

	2008	2007	2006
	(Restated)
Federal income tax expense (benefit):
Current	$70	$1,628	$1,155
Deferred	(1,107)	(3,018)	35

	(1,037)	(1,390)	1,190

State and local income tax expense:
Current	169	296	196
Deferred	(24)	(5)	(57)

	145	291	139

Total provision for income tax (benefit) expense	$(892)	$(1,099)	$1,329

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Restated)
Statutory Federal income tax	$1,094	34.0%	$339	34.0%	$1,734	34.0%
State and local income taxes, net of Federal tax benefit	86	2.7%	187	11.6%	92	1.8%
New markets tax credit	(2,000)	-61.6%	(1,475)	-83.8%	—	—
General business credit	(41)	-1.3%	(69)	-3.9%	(73)	-1.5%
Release of contingency reserve	—	—	—	—	(500)	-9.8%
Other	(31)	-1.0%	(81)	-4.6%	76	1.5%

Total income tax (benefit) expense	$(892)	-27.2%	$(1,099)	-46.7%	$1,329	26.0%

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
Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2008	2007
Deferred Tax Assets:
Income from affiliate	$—	$1,876
Allowance for loan losses	1,427	1,839
Deferred loan fees	461	371
Compensation and benefits	102	109
Non-accrual loan interest	579	587
Capital loss carryforward	591	591
Deferred rent	111	111
Purchase accounting adjustment	159	702
Net operating loss carry forward	2,072	—
New markets tax credit	3,227	1,242
Depreciation	330	—
Other	28	2

Total Deferred Tax Assets	9,087	7,430

Deferred Tax Liabilities:
Depreciation	—	128
Income from affiliate	690	—
Minimum pension liability	170	50
Unrealized gain on available-for-sale securities	92	228

Total Deferred Tax Liabilities	952	406

Net Deferred Tax Assets	$8,135	$7,024

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
NOTE 12. EARNINGS PER COMMON SHARE
The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for years ended March 31 (in thousands):

	2008	2007	2006
	(Restated)
Net income — basic and diluted	$3,963	$2,098	$3,770

Weighted average common shares outstanding — basic	2,492	2,511	2,506
Effect of dilutive options	50	57	59
Effect of dilutive MRP shares	19	18	27

Weighted average common shares outstanding — diluted	2,561	2,586	2,592

NOTE 13. STOCKHOLDERS’ EQUITY
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

The following is a summary of the Bank’s actual capital amounts as of March 31, 2008 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital
Stockholders’ Equity at March 31, 2008 (1) (As restated)	$68,184	$68,184	$68,184	$68,184

Add:
General valuation allowances		—	—	4,878
Deduct:
Unrealized gains on securities available-for-sale, net		(151)	(151)	(151)
Goodwill and qualifying intangible assets, net		(7,587)	(7,587)	(7,587)
Other		(33)	(33)	(33)

Regulatory Capital		60,413	60,413	65,291
Minimum Capital requirement		11,852	23,709	51,673

Regulatory Capital Excess		$48,561	$36,704	$13,618

(1)	Carver Federal only.
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
NOTE 14. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS
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

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2008	2007
Change in projected benefit obligation during the year:
Projected benefit obligation at the beginning of year	$2,887	$2,892
Interest cost	163	159
Actuarial (gain) loss	(308)	55
Benefits paid	(170)	(219)
Settlements	(173)	—

Projected benefit obligation at end of year	$2,399	$2,887

Change in fair value of plan assets during the year:
Fair value of plan assets at beginning of year	$2,877	$2,870
Actual return on plan assets	232	226
Benefits paid	(170)	(219)
Settlements	(173)	—

Fair value of plan assets at end of year	$2,766	$2,877

Funded status	$367	$(10)
Unrecognized loss	—	—

Accrued pension cost	$367	$(10)

Net periodic pension benefit includes the following components for the years ended March 31 (in thousands):

	2008	2007	2006

Interest cost	$163	$159	$163
Expected return on plan assets	(221)	(220)	(227)

Net periodic pension (benefit)	$(58)	$(61)	$(64)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	YEAR ENDED MARCH 31,
	2008	2007	2006
Annual salary increase (1)	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	6.50%	5.88%	5.75%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

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

	2008	2007
Change in projected benefit obligation during the year:
Projected benefit obligation at beginning of year	$36	$102
Interest cost	2	5
Actuarial gain	—	(50)
Benefits paid	(13)	(21)

Projected benefit obligation at end of year	$25	$36

Change in fair value of plan assets during the year:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	13	21
Benefits paid	(13)	(21)

Fair value of plan assets at end of year	$—	$—

Funded status	$(25)	$(36)
Unrecognized (gain)	—	—

Accrued pension cost	$(25)	$(36)

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
The ESOP shares at March 31 are as follows (in thousands):

	2008	2007
Allocated shares	69	73
Unallocated shares	—	—

Total ESOP shares	69	73

Fair value of unallocated shares	$3	$10

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

Information regarding stock options as of and for the year ended March 31, 2008 is as follows:

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
The Bank had outstanding commitments at March 31 as follows (in thousands):

	2008	2007

Commitments to originate mortgage loans	$81,754	$107,115
Commitments to originate commercial and consumer loans	4,236	214
Lines of credit	24,518	300
Letters of credit	4,518	—

Total	$115,026	$107,629

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
NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying amounts and estimated fair values of the Bank’s financial instruments at March 31 are as follows (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$27,368	$27,368	$17,350	$17,350
Investment securities available-for-sale	1,735	1,525	26,804	26,804
Mortgage backed securities available-for-sale	19,130	19,340	21,176	21,176
Mortgage backed securities held-to-maturity	17,307	17,167	19,137	19,005
Loans receivable	627,231	644,702	580,551	580,854
Loans held-for-sale	23,767	24,084	23,226	23,226
Accrued interest receivable	4,063	4,063	4,335	4,335
Mortgage servicing rights	605	605	388	467
Financial Liabilities:
Deposits	$654,663	$660,813	$615,122	$614,199
Advances from FHLB of New York	15,249	15,191	47,775	47,307
Other borrowed money	43,375	44,984	13,318	13,318
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

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2008 and 2007 (in thousands, except per share data):

	June 30	September 30	December 30	March 31
Fiscal 2008
Interest income	$11,968	$12,088	$12,309	$11,767
Interest expense	(5,315)	(5,625)	(5,992)	(5,724)

Net interest income	6,653	6,463	6,317	6,043
Provision for loan losses	—	—	(222)	—
Non-interest income	1,137	1,453	3,178	2,093
Non-interest expense	(6,504)	(7,196)	(7,963)	(8,235)
Income tax benefit (expense)	(143)	44	268	723
Minority interest, net of taxes	—	—	—	(146)

Net income	$1,143	$764	$1,578	$478

Earnings per common share				.
Basic	$0.46	$0.31	$0.63	$0.19
Diluted	$0.44	$0.30	$0.62	$0.19

Fiscal 2007 (As Previously Reported)
Interest income	$9,120	$9,380	$11,770	$11,470
Interest expense	(4,085)	(4,169)	(5,643)	(5,337)

Net interest income	5,035	5,211	6,127	6,133
Provision for loan losses	—	—	(120)	(156)
Non-interest income	945	(337)	966	1,295
Non-interest expense	(4,733)	(6,242)	(5,884)	(6,479)
Income tax benefit (expense)	(445)	464	311	493

Net income (loss)	$802	$(904)	$1,400	$1,286

Earnings (loss) per common share
Basic	$0.32	$(0.36)	$0.56	$0.51
Diluted	$0.31	$(0.36)	$0.54	$0.50

Fiscal 2007 (Restated)
Interest income	$9,120	$9,380	$11,770	$11,470
Interest expense	(4,085)	(4,169)	(5,643)	(5,337)

Net interest income	5,035	5,211	6,127	6,133
Provision for loan losses	—	—	(120)	(156)
Non-interest income	945	(337)	966	1,295
Non-interest expense	(4,861)	(6,305)	(6,001)	(6,933)
Income tax benefit (expense)	(399)	487	354	657

Net income (loss)	$720	$(944)	$1,326	$996

Earnings (loss) per common share
Basic	$0.29	$(0.38)	$0.53	$0.40
Diluted	$0.28	$(0.38)	$0.52	$0.39

NOTE 18. CARVER BANCORP, INC. — PARENT COMPANY ONLY
CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2008	2008	2007	2007
	(As Previously		(As Previously
	Reported)	(Restated)	Reported)	(Restated)
Assets
Cash on deposit with subsidiaries	$384	$384	$399	$399
Investment in subsidiaries	69,401	68,916	64,996	64,511
Other assets	32	32	16	16

Total Assets	$69,817	$69,332	$65,411	$64,926

Liabilities and Stockholders’ Equity
Borrowings	$13,376	$13,376	$13,318	$13,318
Accounts payable to subsidiaries	1,945	1,945	291	291
Other liabilities	113	113	175	175

Total liabilities	$15,434	$15,434	$13,784	$13,784

Stockholders’ equity	54,383	53,898	51,627	51,142

Total Liabilities and Stockholders’ Equity	$69,817	$69,332	$65,411	$64,926

CONDENSED STATEMENTS OF INCOME (in thousands):

	Years Ended March 31,
	2008	2007	2007	2006
		(As Previously
		Reported)	(Restated)
Income
Equity in net income from subsidiaries	$5,089	$3,551	$2,790	$6,758
Interest income from deposit with subsidiaries	—	—	—	5
Other income	34	34	34	22

Total income	5,123	3,585	2,824	6,785

Expenses
Interest Expense on Borrowings	1,185	1,196	1,196	985
Salaries and employee benefits	157	180	180	287
Shareholder expense	664	439	439	407
Other	46	10	10	7

Total expense	2,052	1,825	1,825	1,686

Income before income taxes	3,071	1,760	999	5,099
Income tax (benefit) expense	(892)	(823)	(1,099)	1,329

Net Income	$3,963	$2,583	$2,098	$3,770

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

	Years Ended March 31,
	2008	2007	2007	2006
		(As Previously
		Reported)	(Restated)
Cash Flows From Operating Activities
Net income	$3,963	$2,583	$2,098	$3,770
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of Subsidiaries	(5,224)	(3,551)	(2,790)	(6,758)
Income taxes from the Bank	(881)	(823)	(1,099)	1,329
Increase in other assets	(27)	—	—	—
Increase (decrease) in accounts payable to subsidiaries	1,654	225	225	(443)
(Decrease) increase in other liabilities	(34)	(83)	(83)	40
Other, net	140	(13)	(13)	299

Net cash used in operating activities	(409)	(1,662)	(1,662)	(1,763)

Cash Flows From Investing Activities
Dividends Received from Bank	1,700	3,201	3,201	850
Proceeds from sale of investment securities	—	—	—	1,575

Net cash from investing activities	1,700	3,201	3,201	2,425

Cash Flows From Financing Activities
Purchase of treasury stock, net	(331)	(321)	(321)	(115)
Dividends paid	(975)	(878)	(878)	(777)
Net cash used in financing activities	(1,306)	(1,199)	(1,199)	(892)

Net increase (decrease) in cash	(15)	340	340	(230)

Cash and cash equivalents — beginning	399	59	59	289

Cash and cash equivalents — ending	$384	$399	$399	$59

NOTE 19. RECENT ACCOUNTING PRONOUNCEMENTS
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
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS No. 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements. The Company determines the fair value of its mortgage servicing rights on the basis of a third party market valuation of the Company’s servicing portfolio stratified by predominant risk characteristics — loan type and coupon. The valuation of the Company’s mortgage servicing rights utilizes market derived assumptions for discount rates, servicing costs, escrow earnings rate, and prepayments. The Company, upon adoption of SFAS No. 156 as of April 1, 2007, recorded a cumulative effect adjustment of $49,000 to retained earnings (net of tax) as of the beginning of fiscal 2008 for the difference between the mortgage servicing rights fair value and its carrying amount as reflected in the consolidated statement of changes in stockholders’ equity. At March 31, 2008, the fair value of mortgage servicing rights totaled $0.6 million.
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

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109 by establishing a criterion that an individual tax position would have to meet in order for some or all of the associated benefit to be recognized in an entity’s financial statements. The Interpretation applies to all tax positions within the scope of Statement 109. In applying FIN 48, an entity is required to evaluate each individual tax position using a two step-process. First, the entity should determine whether the tax position is recognizable in its financial statements by assessing whether it is “more-likely-than-not” that the position would be sustained by the taxing authority on examination. The term “more-likely-than-not” means “a likelihood of more than 50 percent.” Second, the entity should measure the amount of benefit to recognize in its financial statements by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Each tax position must be re-evaluated at the end of each reporting period to determine whether recognition or derecognition is warranted. The liability resulting from the difference between the tax return position and the amount recognized and measured under FIN 48 should be classified as current or non-current depending on the anticipated timing of settlement. An entity should also accrue interest and penalties on unrecognized tax benefits in a manner consistent with the tax law. The Company’s Federal, New York State and City tax filings for years 2003 through the present are subject to examination.
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
Accounting for Purchases of Life Insurance
In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“FTB No. 85-4”), Accounting for Purchases of Life Insurance (“EITF No. 06-5”). EITF No. 06-5 explains how to determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with FTB No. 85-4. EITF No. 06-5 would require all amounts that would ultimately be realized by a policyholder upon the assumed surrender of a final policy to be included in the amount that could be realized under the insurance contract. Thus, contractual provisions that limit the amount that could be realized in specified circumstances would be considered if it is probable that those circumstances would occur. The consensus on EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of EITF No. 06-5 had no material impact on the Company’s financial position or its results of operations for fiscal 2008.
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

Application of Accounting Principles to Loan Commitments
In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109). SAB 109 supersedes Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” It clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS 157 and SFAS 159, this guidance generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. The adoption of SAB 109 is not expected to have a material impact on the Bank’s financial condition or results of operations.
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
Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model
In April of 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” While the revised standard has not been finalized and the proposals will be subject to a public comment period, this change may have a significant impact on Carver’s consolidated financial statements as the Company may lose sales treatment for future assets sales to a QSPE. This proposed revision could be effective as early as April 2009.
In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, former QSPEs would now be included in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred.
NOTE 20. SUBSEQUENT EVENT
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
Subsequent to the issuance of the Form 10-K for the year ended March 31, 2008 in the second quarter of fiscal 2009, the Company commenced an interim goodwill impairment analysis, based on indications that the fair value of the Company’s reporting unit may have declined below its carrying value as a result of factors including the further decline in the Company’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally. This analysis, which incorporates the second step test noted above, was completed during the third fiscal quarter ended December 31, 2008. A valuation specialist was engaged to assist management in its fair value assessment of goodwill. As a result of the finalization of the goodwill impairment analysis the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million as of December 31, 2008.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
Subsequent to the original filing of the March 31, 2007 Form 10-K, the Company’s management, including the Company’s Chief Executive Officer and acting Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 and that the Company’s consolidated financial statements could not be relied on for the fiscal years ended March 31, 2007 and March 31, 2008. As a result of carrying out the remediation efforts described below, however, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of this Form 10-K/A.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
During the period covered by this annual report, the Company identified a material weakness in the internal control over financial reporting. Specifically, the Company’s controls related to the reconciliation and review of automatic clearing house transactions and checks issued and received by the Bank’s customers existed during fiscal 2007 but was not discovered until February 9, 2009. All charges to income occurred during the Company’s 2007 fiscal year. As a result of this material weakness, the Company is amending this report on Form 10-K to restate its Consolidated Financial Statements for the fiscal years ended March 31, 2008 and 2007.
The restatements reflect the classification of the reconciliation matter presented in the affected Consolidated Financial Statements.
Changes in Internal Control Over Financial Reporting
Since the Company identified the material weakness of internal control over financial reporting described above, it has engaged in the following remediation efforts. The Company has completed an analysis of the controls over the suspense reconciliation review process which resulted in the above described restatements, and, as a result, it has redesigned and strengthened the internal control processes as it pertains to the preparation of the Consolidated Financial Statements.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
I.	List of Documents Filed as Part of this Annual Report on Form 10-K/A
A.	The following consolidated financial statements are included in Item 8 of this annual report:
1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statement of Financial Condition as of March 31, 2008 and 2007

3.	Consolidated Statements of Income for the years ended as of March 31, 2008, 2007 and 2006

4.	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2008, 2007 and 2006

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006

6.	Notes to Consolidated Financial Statements.
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

CARVER BANCORP, INC.
June 29, 2009	By:	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ Thomas Sperzel	Senior Vice President and Controller
Thomas Sperzel	(Principal Accounting Officer)

/s/ Carol Baldwin Moody	Director
Carol Baldwin Moody

/s/ Dr. Samuel J. Daniel	Director
Samuel J. Daniel

/s/ David L. Hinds	Director
David L. Hinds

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel Jackson	Director
Pazel G. Jackson, Jr.

/s/ Edward B. Ruggiero	Director
Edward B. Ruggiero

/s/ Robert R. Tarter	Director
Robert R. Tarter

EXHIBIT INDEX

23.1	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Principal Accounting Officer

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Written Statement of Principal Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350