Form 10-K
period 2009-03-31
CARVER BANCORP INC
filed 2009-07-02
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 19, 2009, there were 2,475,037 shares of common stock of the registrant outstanding. The aggregate market value of the registrant’s common stock held by non-affiliates, as of September 30, 2008 (based on the closing sales price of $6.75 per share of the registrant’s common stock on September 30, 2008) was approximately $16,169,861.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant’s proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2009 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2009 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	legislative or regulatory changes which may adversely affect the Company’s business;
•	technological changes which may be more difficult to implement or expensive than anticipated;
•	changes in interest rates which may reduce net interest margin and net interest income;
•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management;
•	the ability to realize cost efficiencies; and
•
general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company or management makes may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. For a discussion of additional factors that could adversely affect the Company’s future performance, see “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I
As used in this Annual Report on Form 10-K, the word “Company” is used to refer to Carver Bancorp Inc. and its consolidated subsidiaries, including Carver Federal Savings Bank (“Carver Federal”).
ITEM 1. BUSINESS.
OVERVIEW
Carver Bancorp, Inc., a Delaware corporation (the “Holding Company” or “Carver”), is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and eight stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.
Today, Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development loan originations (loans that foster economic development and community revitalization) and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank has approximately $791.4 million in assets as of March 31, 2009 and employs approximately 140 employees as of May 31, 2009.
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
Carver Federal offers loan products covering a variety of asset classes, including commercial, multi-family and residential mortgages, construction loans and business loans. The Bank finances mortgage and loan products through deposits or borrowings. Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.
The Bank’s primary market area for deposits consists of areas currently served by its nine branches. The Bank’s branches are located in the Brooklyn, Manhattan and Queens boroughs of New York City. The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas. However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, has helped stimulate significant real estate and commercial development in the Bank’s market area.

The Bank’s primary lending market includes Bronx, Kings, New York and Queens counties in New York City, and lower Westchester County, New York. Although the Bank’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of the aforementioned market condition and increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the CRA. Carver Federal’s larger competitors have greater financial resources, name recognition and market presence. The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions. The Bank’s most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank’s competitors have substantially greater resources and offer a wider array of financial services and products. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.
Carver Federal’s 60 year history in its market area, its community involvement, relationships with key constituents, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.
The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation (“CCDC”). CCDC oversees the Bank’s participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC is now coordinating the Bank’s development of an innovative approach to reach the unbanked customer market in Carver Federal’s communities. Importantly, CCDC spearheads the Bank’s applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards. In June 2006, Carver Federal was selected by the U.S. Department of the Treasury (the “Treasury”) to receive an award of $59 million in New Market Tax Credits (“NMTC”). In May 2009, Carver Federal was selected to receive a second NMTC award in the amount of $65 million. These credits enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community. The NMTC award provides substantive credits to Carver Federal against Federal income taxes when the Bank makes qualified investments. For additional information regarding Carver Federal’s NMTC, refer to Item 7, “New Market Tax Credit Award.”
GENERAL
Carver Bancorp, Inc.
The Holding Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust. The Trust was formed in September 2003 for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of subordinated debentures of the Holding Company.
The Company’s subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp, Inc. for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R). Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Holding Company.
On April 5, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (“CCB”), a Brooklyn-based community bank, in a cash transaction valued at $11.1 million, or $40.00 per CCB share. On September 29, 2006, the Bank acquired CCB, with approximately $165.4 million in assets and two branches. The Bank incurred an additional $0.9 million in transaction costs related to the acquisition. The acquisition of CCB and its award-winning small business lending platform has expanded the Company’s ability to capitalize on substantial growth in the small business market. The Company continues to evaluate acquisition opportunities as part of its strategic objective for long-term growth.
The principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank. The Holding Company’s executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Holding Company’s telephone number is (718) 230-2900.
Carver Federal Savings Bank
Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the “FHLB-NY”). Carver Federal, a certified Community Development Financial Institution (“CDFI”), was founded as an African- and Caribbean-American operated institution to provide residents of underserved communities the ability to invest their savings and obtain credit. Carver Federal Savings and Loan Association converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. None of the Bank’s employees is a member of a collective bargaining agreement, and the Bank considers its relations with employees to be satisfactory.
On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2009, this subsidiary had $1.2 million in total assets and a minimal net operating loss. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2009, CAC owned mortgage loans carried at approximately $96.7 million and total assets of $125.9 million. On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities. As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.
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

In addition, certain other basic corporate documents, including the Company’s Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of the Company’s Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of the Company’s annual meeting are posted on the Company’s website. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary’s office by mail at 75 West 125th Street, New York, New York 10027 or by e-mail at corporatesecretary@carverbank.com. The information on the Company’s website is not part of this annual report.
Lending Activities
General. Carver Federal’s loan portfolio consists primarily of mortgage loans originated by the Bank’s lending team and secured by commercial real estate, multi-family and one-to-four family residential property and construction loans. Substantially all of the Bank’s mortgage loans are secured by properties located within the Bank’s market area. From time-to-time, the Bank may purchase loans from other financial institutions to achieve loan growth objectives. Loans purchased comply with the Bank’s underwriting standards.
In recent years, Carver Federal has focused on origination of commercial real estate loans and multi-family residential loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank’s increased emphasis on commercial real estate and multi-family residential mortgage loans has increased the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with commercial real estate and multi-family residential loans could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. To date, the Bank has not experienced significant losses in commercial real estate, multi-family residential and one-to-four family mortgage loan portfolios, although loan delinquencies as of March 31, 2009 are higher than prior comparable periods.
Carver Federal’s construction loan portfolio consists principally of loans originated through the Community Preservation Corporation (“CPC”). These loans are targeted toward affordable housing or rental dwelling units that tend to have lower risk profiles compared to other construction loans (discussed below). Nevertheless, during fiscal 2009, the Bank began to deemphasize construction loans, substantially reducing originations of new construction loans, allowing the outstanding balance of the construction loan portfolio to decline. As security for repayment, the Bank obtains a first lien position on the underlying collateral, and generally obtains personal guarantees. Construction loans also generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance the Bank currently maintains. To date, Carver Federal has not incurred any losses in the current construction loan portfolio.
Carver Federal’s business banking unit was formed in 2006 with the acquisition of Community Capital Bank (“CCB”), a commercial bank, to focus on loans to businesses located within the Bank’s market area. These loans are generally personally guaranteed by the business owners, and may be secured by the assets of the business. The interest rate on these loans is generally an adjustable rate based on a published index, usually the prime rate. These loans, while providing the Bank a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. To date, Carver Federal has incurred some losses in the business loan portfolio from loans acquired through the CCB acquisition.
Loan Portfolio Composition. Total loans receivable increased by $9.5 million, or 1.5%, to $642.1 million at March 31, 2009 compared to $632.6 million at March 31, 2008. Carver Federal’s total loans receivable, net, as a percentage of total assets increased to 80.1% at March 31, 2009 compared to 79.5% at March 31, 2008. Non-residential real estate loans, which includes commercial real estate, totaled $273.6 million, or 42.6% of total loans receivable; multi-family loans totaled $80.3 million, or 12.5% of total loans receivable; construction loans (net of committed but undisbursed funds), totaled $144.3 million, or 22.5% of total loans receivable; one-to-four family mortgage loans totaled $84.7 million, or 13.2% of total loans receivable; business loans totaled $57.5 million, or 9.0% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.7 million, or 0.3% of total loans receivable. For additional information regarding Carver Federal’s loan portfolio refer to Note 5 of Notes to Consolidated Financial Statements, “Loans Receivable, Net.”

Non-residential Real Estate Lending. Non-residential real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank’s market area. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as commercial real estate. Non-residential real estate lending entails additional risks compared with one to four family residential and multi-family lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property.
In making non-residential real estate loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank’s lending experience with the borrower. Carver Federal’s maximum loan-to-value (“LTV”) ratio on non-residential real estate mortgage loans is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a Debt Service Coverage Ratio (“DSCR”) of at least 1.25 on non-residential real estate loans. The Bank also requires the assignment of rents of all tenants’ leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.
At March 31, 2009, non-residential real estate mortgage loans totaled $273.6 million, or 42.6% of total loans receivable. This balance reflects a year-over-year increase of $35.8 million, or 14.7%. The increase in originations in fiscal 2009 is the result of favorable pricing opportunities on non-residential real estate loan originations during the fiscal year as a result of widening spreads compared to one to four family pricing. However, under the current economic environment, the Bank has strengthened its commercial real estate loan underwriting guidelines.
The Bank offers adjustable rate mortgage (“ARM”) loans with interest rate adjustment periods of one to five years and generally for terms of up to 15 years and amortization schedules up to thirty years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period are generally based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan.
Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2009, loans to churches totaled $43.8 million, or 6.8% of the Bank’s total loans receivable. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio. The Bank also provides construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 52 church loans in the Bank’s loan portfolio.
Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church’s congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization’s financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church’s ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor. The Bank may also require the church to obtain key person life insurance on specific members of the church’s leadership. Historically, asset quality in the church loan category has been strong throughout Carver Federal’s history, however, as recent economic conditions have declined, Carver has experienced some delinquencies in this portfolio. Management believes that Carver Federal will remain a leading lender to churches in its market area, however, Carver will continue to conduct disciplined underwriting and maintain focused portfolio management.

Multi-family Real Estate Lending. Traditionally, Carver Federal originates and purchases multi-family loans, although no multi-family loans were purchased in fiscal 2009. Rates offered on this product are considered to be competitive with flexible terms that make this product attractive to borrowers. Multi-family property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multi-family residential units. Carver Federal’s multi-family loan portfolio increased $1.7 million in fiscal 2009, or 2.1% to $80.3 million, or 12.5%, of Carver Federal’s total loans receivable at March 31, 2009.
In making multi-family loans, the lending team primarily considers the property’s ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank’s lending experience with the borrower. Carver Federal’s multi-family product guidelines generally require that the maximum LTV not exceed 75% based on the appraised value of the mortgaged property. The Bank generally requires a DSCR of at least 1.20 on multi-family loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multi-family loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.
To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver Federal employs a loan risk-rating system. All commercial real estate loans are risk-rated internally at the time of origination. In addition, to evaluate changes in the credit profile of the borrower and the underlying collateral, quarterly an independent consulting firm reviews and prepares a written report for a sample of multi-family real estate loan relationships of $250,000 or more, and at least annually prepares a written report for all relationships exceeding $2.0 million. Summary reports are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.
Construction Lending. The Bank originates or participates in construction loans for new construction and renovation of multi-family buildings, residential developments, community service facilities, churches, and affordable housing programs. The Bank’s construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank’s mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank’s permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans to include an engineer’s plan and cost review on all construction budgets with interest reserves for loans in excess of $250,000.
Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one-to-four family mortgage loans.

At March 31, 2009, the Bank had $144.3 million (net of $33.5 million of committed but undisbursed funds) in construction loans outstanding, comprising 22.5% of the Bank’s gross loan portfolio. The balance at March 31, 2009 reflects a $14.6 million, or 9.2%, decrease over fiscal 2008, consistent with the Bank’s objective of deemphasizing construction loans and letting the remaining principal balances amortize down. Purchased construction loans represent 68.9% of total construction loans in portfolio. The Bank’s primary source of construction loan purchases is with the Community Preservation Corporation (“CPC”), a non-profit corporation sponsored by more than 90 commercial banks, savings institutions and insurance companies that provides mortgage, construction and other lending for affordable housing, with a complementary goal to revitalize low- and moderate-income communities.
Due to the recent downturn in real estate conditions and the economy in general, it has become increasingly difficult for developers of these construction projects to provide end loan financing for purchasers of their units. This is due to more stringent pre-sale and other financing guidelines established by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and the traditional buyers of these end loans. The Bank is actively working with the developers to commence a program to provide end loan financing to qualified prospective buyers of these units. If the developers are unable to obtain end loan financing for the sellout of the projects, such developments may be converted to rental units. The Bank has also underwritten such construction projects as residential rental building in the event the units cannot be sold, which would allow a takeout of the loans by various governmental agencies. In this connection, at March 31, 2009, Carver Federal had 24 CPC originated loans aggregating $76.4 million that have been originated for the development of “for sale” dwelling units with the option of the developer to convert the properties to rental units and close on committed financing from the New York City Pension Fund (“NYC Pension Fund”), which financing will be used to satisfy Carver Federal’s loan. Carver Federal has personal guarantees to cover any short-fall between NYC Pension Fund loan commitment amounts and the amount due Carver Federal. At March 31, 2009, Carver Federal also had seventeen CPC loans aggregating $23.0 million that were originated as rental properties with the expectation that these loans would be satisfied by existing loan commitments issued by the NYC Pension Fund.
One-to-four Family Residential Lending. Historically, Carver Federal emphasized the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties, although this practice has been discontinued. In the past the Bank has also purchased one-to-four family loans, however, no such loans were purchased in fiscal 2009. Recently, the Bank has entered into an arrangement with a third party to originate and underwrite one-to-four family loans for the Bank using the Bank’s underwriting standards.
Carver Federal offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Approximately 92% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2009 were adjustable rate and approximately 8% were fixed-rate. One-to-four family residential real estate loans decreased $18.8 million to $84.7 million, or 18.1%, of the gross loan portfolio at March 31, 2009 compared to March 31, 2008. Of this amount, $1.2 million are subprime loans, or 0.2% of total loans receivable. $0.8 million are non-performing loans. The Bank decreased it emphasis on one-to-four family lending due to more favorable pricing on multi-family residential and commercial real estate lending.
The Bank’s lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one-to-four family residential mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under certain special loan programs, Carver Federal may originate and sell loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 97%.
Carver Federal’s fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to the Federal National Mortgage Association (“FNMA”), the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2009, the Bank, through its sub-servicers, serviced $50.2 million in loans for FNMA and $6.6 million for other third parties.

Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one-to-four family residential mortgage loans. These loans are generally retained in Carver Federal’s portfolio although they may be sold in the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury or Federal Home Loan Bank (“FHLB”) securities, respectively, adjusted to a constant maturity (usually one year), plus a margin. The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.
The retention of adjustable-rate loans in Carver Federal’s portfolio helps reduce Carver Federal’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward re-pricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank’s adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Adjustable-rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although decreases in the Bank’s cost of funds would tend to offset this effect.
Business Loans. Carver Federal’s small business lending portfolio increased by $6.1 million to $57.5 million, or 11.9%, of the Bank’s gross loan portfolio. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including real estate, equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $9.1 million at March 31, 2009, are secured through first liens on the taxi medallions. Carver Federal originates taxi medallion loans up to 80% of the value of the taxi medallion.
Consumer and other Loans. At March 31, 2009, the Bank had $1.7 million in consumer and other loans, or 0.3%, of the Bank’s gross loan portfolio. At March 31, 2009, $1.5 million, or 88.2%, of the Bank’s consumer loans were unsecured loans, consisting of consumer loans other than loans secured by savings deposits, and $0.2 million, or 11.8%, were secured by savings deposits.
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
Loan Processing. Carver Federal’s loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in customers. Loans are originated by the Bank’s personnel who receive a base salary, commissions and other incentive compensation. Real estate, business and unsecured loan applications are forwarded to the Bank’s Lending Department for underwriting pursuant to standards established in Carver Federal’s loan policy. The underwriting and loan processing for residential one-to-four family loans are performed by an outsourced third party loan originator using lending standards established by the Bank.

A commercial real estate loan application is completed for all multi-family and non-residential properties which the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history of the applicant(s) and the financial capacity of the applicant(s). Business loan applications are completed for all business loans. Most business loans are secured by real estate, personal guarantees, and/or guarantees by the United States Small Business Association (“SBA”) or Uniform Commercial Code (“UCC”) filings. The loan approval process considers the credit history of the applicant, collateral, cash flow and purpose and stability of the business.
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
Loan Approval. Except for real estate and business loans in excess of $6.0 million and $3.0 million, respectively, mortgage and business loan approval authority has been delegated by the Bank’s Board to the Board’s Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank’s Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $3.0 million for real estate loans, $2.0 million for business loans secured by real estate and $1.0 million for all other business loans. Any loan that represents an exception to the Bank’s lending policies must be ratified by the next higher approval authority. Real estate and business loans above $6.0 million and $3.0 million, respectively, must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA standards and limits may be approved by the outsourced third party loan originator.
Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the United States Office of Thrift Supervision (“OTS”), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “—Regulation and Supervision—Federal Banking Regulation—Loans-to-One-Borrower Limitations.” At March 31, 2009, the maximum loans-to-one-borrower under this test would be $12.6 million and the Bank had no relationships that exceeded this limit.
Loan Sales. Originations of one-to-four family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal occasionally funds loans secured by property in other areas. All such loans, however, satisfy the Bank’s underwriting criteria regardless of location. The Bank continues to offer one-to-four family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of FNMA, SONYMA or other third-party purchaser to provide the opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.
Loan Originations and Purchases. Loan originations, including loans originated for sale, were $151.4 million in fiscal 2009 compared to $182.7 million in fiscal 2008. In prior years, the Bank increased its loan production of non-residential commercial real estate and multi-family lending, including those in construction, to take advantage of higher yields and better interest rate risk characteristics. However, due to the recent downturn in the real estate market and the economy in general, the Bank has strengthened its underwriting guidelines related to originations of non-residential commercial real estate loans and has curtailed construction lending given the additional risks associated with this product. In addition, the Bank has become more selective in purchasing loans. As a result, there were no purchases of loans during fiscal 2009 compared to $29.7 million for fiscal 2008.

The following table sets forth certain information with respect to Carver Federal’s loan originations, purchases and sales for the fiscal years ended March 31 (in thousands):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$10,861	7.17%	$39,060	18.38%	$32,381	17.21%
Multi-family	21,019	13.88%	13,118	6.17%	8,657	4.60%
Non-residential	57,785	38.16%	48,743	22.94%	31,108	16.53%
Construction	38,471	25.40%	61,021	28.72%	56,834	30.20%
Business	22,891	15.12%	18,982	8.93%	730	0.39%
Consumer and others (1)	405	0.27%	1,804	0.85%	282	0.15%

Total loans originated	151,432	100.00%	182,728	86.00%	129,992	69.08%
Loans purchased (2)	—	—%	29,736	14.00%	58,191	30.92%

Total loans originated and purchased	151,432	100.00%	212,464	100.00%	188,183	100.00%

Loans sold (3)	(10,291)		(17,716)		(30,778)

Net additions to loan portfolio	$141,141		$194,748		$157,405

(1)	Comprised of personal and credit card loans.

(2)	Comprised of primarily construction and non-residential mortgage loans and business loans.

(3)	Comprised of primarily one-to-four family mortgage loans.
Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank’s purchased loans are generally acquired without recourse, with certain exceptions related to the seller’s compliance with representations and warranties, and in accordance with the Bank’s underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at that time by the Bank. The Bank initially seeks to purchase loans in its market area, however, the Bank may purchase loans secured by property secured outside its market area to meet its financial objectives. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal’s market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal’s market area. There can be no assurance that economic conditions in these out-of-state markets will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.
In an effort to reduce risks, the Bank has sought to ensure that purchased loans satisfy the Bank’s underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. A review of each purchased loan is conducted, and the Bank also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within 90 days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

Loan Maturity Schedule. The following table sets forth information at March 31, 2009 regarding the amount of loans maturing in Carver Federal’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal’s actual repayment experience to differ significantly from that shown below (in thousands):

	Loan Maturities
	<1 Yr.	1-2 Yrs.	2-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10-20 Yrs.	20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$10	$253	$109	$362	$2,105	$4,111	$77,716	$84,666
Multi-family	1,063	76	8,115	8,710	23,517	23,472	15,368	80,321
Non-residential	16,629	11,804	8,188	38,361	93,227	95,004	10,382	273,595
Construction	140,369	—	—	—	3,000	949	—	144,318
Business	18,946	792	8,643	5,894	17,433	3,952	1,862	57,522
Consumer	98	15	55	992	441	68	5	1,674

Total	$177,115	$12,940	$25,110	$54,319	$139,723	$127,556	$105,333	$642,096

The following table sets forth as of March 31, 2009 amounts in each loan category that are contractually due after March 31, 2010 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans (in thousands):

	Due After March 31, 2010
	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$6,361	$78,295	$84,656
Multi-family	20,944	58,258	79,214
Non-residential	75,751	181,215	256,966
Construction	—	3,949	3,949
Business	14,401	23,490	37,891
Consumer	1,576	—	1,576

Total	$119,033	$345,948	$464,981

Asset Quality
General. One of the Bank’s key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets. The maintenance of sound credit standards for loan originations has resulted in the Bank historically having lower net charge-offs of loans.
The underlying credit quality of the Bank’s loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-residential real estate and multi-family loans, the borrower’s ability to pay typically is dependent on rental income which can be impacted by vacancies and general market conditions. For one-to-four family loans, a borrower’s ability to pay typically is dependent primarily on employment and other sources of income. A borrower’s ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets. Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans. When a borrower fails to make a payment on a loan, immediate steps are taken by Carver Federal and its loan servicers to have the delinquency cured and the loan restored to current status. This includes a series of actions including phone calls, letters and, if necessary, legal action or other appropriate action. In the case of business loans the collection process is similar. The Bank may pursue foreclosure or other appropriate action for business loans secured by real estate. For business loans not secured by real estate, the Bank may seek the Small Business Administration (“SBA”) guarantee or other appropriate action, where applicable. Loans that remain delinquent are reviewed for charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2009, loans modified in a troubled debt restructuring, which are included in non-accrual loans, totaled $8.7 million.
The following table sets forth information with respect to Carver Federal’s non-performing assets which includes non-accrual loans, accruing loans 90 days or more past due and property acquired in settlement of loans. as of March 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One-to-four family	$4,396	$567	$173	$1,098	$149
Multi-family	3,569	—	3,886	763	167
Non-residential	11,375	522	—	—	665
Construction	3,286	—	—	865	—
Business	3,079	1,708	439	—	—
Consumer	22	57	12	4	17

Total non-accrual loans	25,727	2,854	4,510	2,730	998

Accruing loans contractually past due > 90 days	894	—	—	—	—

Total non-accrual & accruing loans past due > 90 days	26,621	2,854	4,510	2,730	998

Other non-performing assets (2):
Real estate owned	465	1,163	28	26	—

Total other non-performing assets	465	1,163	28	26	—

Total non-performing assets	$27,086	$4,017	$4,538	$2,756	$998

Non-performing loans to total loans	4.15%	0.43%	0.74%	0.55%	0.23%
Non-performing assets to total assets	3.42%	0.50%	0.61%	0.42%	0.16%

(1)
Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and loans, in the opinion of management, the collection of additional interest is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ability to collect on the loan.

(2)
Other non-performing assets generally represent property acquired by the Bank in settlement of loans (i.e., through foreclosure, repossession or as an in-substance foreclosure). These assets are recorded at the lower of their fair value or the cost to acquire.

At March 31, 2009, total non-performing assets increased by $23.1 million to $27.1 million, compared to $4.0 million at March 31, 2008. Non-accrual loans consist of 10 one- to four- family loans, 2 multi-family loans, 12 non-residential real estate loans, 1 construction loan and 29 small business and SBA loans. The increase in delinquent loans from the prior year appears to be primarily the result of deterioration in economic conditions which have already impacted some borrowers. Management believes that the risk of losses on certain delinquent loans is mitigated by the values of the properties securing these delinquent loans and existing loan loss reserves. Other real estate owned of $0.5 million reflects three properties foreclosed upon.

Asset Classification and Allowances for Losses. Federal regulations and the Bank’s policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is non-performing and/or determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered un-collectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful result in a higher level of allowances for loan losses recorded under SFAS No. 5 “Accounting for Contingencies”. If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” in the amount of the portion of the asset classified loss or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director.
The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with a savings institution as to the appropriate level of the institution’s allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with the ALLL, there can be no assurance that regulators, in reviewing Carver Federal’s assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal’s reported financial condition and results of operations. For additional information regarding Carver Federal’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”
The Board has designated the Internal Asset Review Committee on a quarterly basis to perform a review of the Bank’s asset quality, establish general and specific allowances, determine loan classifications and submit their report to the Board for review. Carver Federal’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans (including projected growth) and recommends adjustments to the level of allowances accordingly. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Asset Liability and Interest Rate Risk Committee of the Board establishes policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

It is management’s policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank’s and the industry’s historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in various states, or of their ultimate impact on Carver Federal as a result of its purchased loans in such states. See “—Lending Activities—Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank’s income. General allowances are established by management on at least a quarterly basis based on an assessment of risk in the Bank’s loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. A loan is generally deemed impaired when it is probable the Bank will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Loans the Bank individually classifies as impaired include multi-family mortgage loans, commercial real estate loans, construction loans, business loans and one-to-four family mortgage loans, which have been classified by the Bank’s credit review officer as substandard, doubtful or loss, and certain loans modified in a troubled debt restructuring A valuation allowance is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan.
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

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the years ended March 31 (dollars in thousands):

	2009	2008	2007	2006	2005

Balance at beginning of year	$4,878	$5,409	$4,015	$4,097	$4,125
Less Charge-offs:
One-to-four family	—	22	19	17	8
Business	501	709	50	—	—
Consumer and other	83	174	51	100	65

Total Charge-offs	584	905	120	117	73

Add Recoveries:
One-to-four family	—	—	2	5	—
Non-residential	—	—	2	—	—
Business	10	110	—	—	—
Consumer and other	43	42	43	30	45

Total Recoveries	53	152	47	35	45

Net loans charged-off	531	753	73	82	28

CCB acquisition allowance	—	—	1,191	—	—
Provision for losses	2,702	222	276	—	—

Balance at end of year	$7,049	$4,878	$5,409	$4,015	$4,097

Ratios:
Net charge-offs to average loans outstanding	0.08%	0.17%	0.02%	0.02%	0.01%
Allowance to total loans	1.06%	0.74%	0.89%	0.81%	0.96%
Allowance to non-performing loans (1)	27.40%	170.89%	119.93%	147.07%	410.65%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.
The following table allocates the allowance for loan losses by asset category at March 31 (dollars in thousands):

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allowance for loan losses:
One-to-four family	$970	13.8%	$324	6.6%	$372	6.9%	$565	14.1%	$528	12.9%
Multi-family	428	6.1%	315	6.5%	1,414	26.1%	1,084	27.0%	898	21.9%
Non-residential	2,417	34.2%	1,215	24.9%	1,487	27.5%	960	23.9%	1,129	27.6%
Construction	896	12.7%	1,448	29.7%	951	17.6%	303	7.5%	212	5.2%
Business	2,268	32.2%	1,124	23.0%	951	17.6%	22	0.5%	10	0.2%
Consumer and other	70	1.0%	94	1.9%	234	4.3%	420	10.5%	544	13.3%
Unallocated	—	0.0%	358	7.3%	—	0.0%	661	16.5%	776	18.9%

Total Allowance	$7,049	100.0%	$4,878	100.0%	$5,409	100.0%	$4,015	100.0%	$4,097	100.0%

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
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At March 31, 2009, the Bank had no securities classified as trading. At March 31, 2009, $60.0 million, or 80.2% of the Bank’s mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $14.8 million, or 19.8%, was classified as held-to-maturity.
Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities to help achieve its asset/liability management goals and collateral needs. Although mortgage-backed securities generally yield less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws. See “—Regulation and Supervision—Federal Banking Regulation—Qualified Thrift Lender Test” and “—Federal and State Taxation.”
At March 31, 2009, mortgage-backed securities constituted 9.4% of total assets, as compared to 4.6% of total assets at March 31, 2008. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“ FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).
The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2009, constituted $20.2 million, or 40.2%, of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. For additional information regarding Carver Federal’s mortgage-backed securities portfolio and its maturities refer to Note 4 of Notes to Consolidated Financial Statements, “Securities.”

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
Securities Impairment. The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At March 31, 2009, the Bank held a private label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52 thousand.
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
Deposits. Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its nine branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to five years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Carver Federal also offers Individual Retirement Accounts. Carver Federal also holds deposits from various governmental agencies or authorities and corporations.
The Bank’s Malcom X, Bradhurst, Jamaica and Sunset Park branches operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to obtain New York City and New York State deposits. As of March 31, 2009, Carver Federal held $118.7 million in BDD deposits. BDD deposits are designed to encourage the development of branches and provision of banking products and services in underserved communities.
At March 31, 2009 the Bank held $25.0 million in brokered certificates of deposits which the Bank intends to replace with non-brokered deposits as they mature.

The Bank also has $62.3 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). As a participant, the CDARS network arranges for placement of Carver Federal’s customer funds into certificate of deposit accounts issued by other CDARS member banks in increments of less than the individual FDIC insurance limit amount to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customer’s deposits in like amounts. Depositors are allowed to withdraw funds, with a penalty, from these accounts. Carver Federal may, but has not at this time elected to, make or receive non-reciprocal deposits. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”) the FDIC deposit insurance limit was $100,000. As result of ESSA, this limit has been increased to $250,000 through December 31, 2009.
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
Borrowed Money. While deposits are the primary source of funds for Carver Federal’s lending, investment and general operating activities, Carver Federal is authorized to obtain advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB-NY are secured by Carver Federal’s stock in the FHLB-NY and a pledge a portion of Carver Federal’s mortgage loan and mortgage-backed securities portfolios. The Bank takes into consideration the term of borrowed money with the re-pricing cycle of the mortgage loans on its balance sheet. At March 31, 2009, Carver had $101.6 million in FHLB-NY advances and Repos.
On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust’s common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company’s floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2009 of 4.37%. The subordinated debt securities amounted to $13.4 million at March 31, 2009 and are included in other borrowed money on the consolidated statement of financial condition. For additional information regarding Bank’s advances from the FHLB-NY and other borrowed money, refer to Note 9 of Notes to Consolidated Financial Statements, “Borrowed Money.”
REGULATION AND SUPERVISION
General
The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OTS. The Bank’s deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”), and is a member of the FHLB. The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the OTS and is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws. The OTS and the FDIC periodically perform safety and soundness examinations of the Bank and the Holding Company and test compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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
Recent Government Actions
The Emergency Economic Stabilization Act of 2008 (“EESA”), was signed into law on October 3, 2008 and authorizes the Treasury to establish the Troubled Asset Relief Program (“TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts. Under the TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, or FRB, determines the purchase of which is necessary to promote market stability. In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions. In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.
On October 14, 2008, the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP. On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver’s participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified CDFI, conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stock stockholders. As a participant in TARP CPP, the Company is subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company is also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.
In addition to establishing the TARP, the EESA also requires that the Secretary of the Treasury establish a program that will guarantee the principal of, and interest on, troubled assets originated or issued prior to March 14, 2008 to help restore liquidity and stability to the financial system known as the Temporary Liquidity Guaranty Program (“TLGP”). The Secretary of the Treasury will establish premiums for financial institutions that participate in this program and may provide for variations in such rates in accordance with the credit risk associated with the particular troubled asset being guaranteed.

Federal Banking Regulation
Activity Powers. The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”), as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.
On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender should be able to readily document income and a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity.
On December 14, 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’ existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. The Bank has evaluated the CRE Guidance to determine its compliance and, as necessary, modified its risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities and Asset Quality” in Item 1, “Business” for discussions of Carver Federal’s loan product offerings and related underwriting standards.
On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending, or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions. In particular, the agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans. In addition, the Statement referenced expanded guidance issued by the agencies by press release dated January 31, 2001. According to the expanded guidance, subprime loans are loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO credit score of 660 or below at the time of origination. Within the Bank’s loan portfolio, there are loans to borrowers who had FICO scores of 660 or below at the time of origination. However, as a portfolio lender, the Bank reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores. The Bank believes the aforementioned loans, when made, were amply collateralized and otherwise conformed to the Bank’s prime lending standards. These loans are not a material component of the one-to-four family mortgage loan portfolio.

Carver Federal has evaluated the Guidance, the CRE Guidance and the Statement to determine compliance and, as necessary, modified risk management practices, underwriting guidelines and consumer protection standards. See “Lending Activities — One-to-Four Family Mortgage Lending and Multi-family and Commercial Real Estate Lending” for a discussion of the Bank’s loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the Bank’s interest-only and reduced documentation loan portfolio composition.
Loans-to-One Borrower Limitations. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank’s unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2009, the Bank’s limit on loans to one borrower based on its unimpaired capital and surplus was $12.6 million.
Qualified Thrift Lender Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test. Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter. In addition, if the Bank does not re-qualify under the QTL test within three years after failing the test, the Bank would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB-NY as promptly as possible. At March 31, 2009, the Bank maintained approximately 74.9% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.
Capital Requirements. The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal’s risk profile. At March 31, 2009, Carver Federal exceeded each of its capital requirements with a tangible capital ratio of 9.51%, leverage capital ratio of 9.52% and total risk-based capital ratio of 12.78%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities. The OTS regulations do not include a specific IRR component of the risk-based capital requirement. However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Carver Federal.
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
The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law. At March 31, 2009, the Bank was considered well-capitalized by the OTS.
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
Community Reinvestment. Under CRA, as amended, as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. CRA does, however, require the OTS, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.
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
CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” CRA rating in its most recent examination conducted in 2009.
Regulations require that Carver Federal publicly disclose certain agreements that are in fulfillment of CRA. The Holding Company has no such agreements in place at this time.
Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” and insiders is limited by OTS regulations and by Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital. Collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.
The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board. At March 31, 2009, there were no loans to officers or directors.
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

The OTS regulations provide for additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulation. These regulations have had no material adverse effect on the Bank’s business.
Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.
Assessment. The OTS charges assessments to recover the cost of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2009, Carver paid $0.2 million in OTS assessments.
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
Insurance of Deposit Accounts
The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the Depositors Insurance Fund (“DIF”) on March 31, 2006. The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.
Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates. Therefore, assessment rates ranged from two to forty-five basis points of deposits. As of March 31, 2009, the Bank had an assessment rate of seven basis points.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Financing Corporation payments will continue until the bonds mature in 2017 through 2019. The Bank’s expense for these payments totaled $0.5 million in 2009 and $0.1 million in 2008. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio of 1.25%.
The FDIC also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.
The FDIC has authority to adjust the DIF ratio to insured deposits within a range of 1.15% to 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008. As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC. This has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined below 1.15% and is expected to remain below 1.15%, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within five years. To restore the reserve ratio to 1.15%, the FDIC has adopted a final rule increasing assessment rates uniformly by 7 basis points (annualized) for the first quarter of 2009 and proposed other changes effective for the second quarter of 2009. Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. As currently written, the proposal will result in a significant increase in the Bank’s federal deposit insurance premiums which will have a material impact on the Bank’s results of operations beginning in 2009. For further discussion of the FDIC restoration plan and proposal, see Item 1A, “Risk Factors.”
On October 3, 2008, in response to the financial crises affecting the banking system and financial markets, the FDIC announced a temporary increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009, On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, through December 31, 2009 under the Transaction Account Guarantee Program.
Eligible institutions were covered under the TLGP at no cost for the first 30 days. Institutions that did not want to continue to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008. Institutions that did not opt out are subject to a fee of up to 100 basis points per annum based on the amount of senior unsecured debt issued under the Debt Guarantee Program. Under the Transaction Account Guarantee Program, a 10 basis point surcharge will be added to the institution’s current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The TLGP was due to expire in June of 2009, however, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium. Carver Federal has elected to participate in both components of the TLGP.

On January 16, 2009, in an effort to further strengthen the financial system and U.S economy, the FDIC announced that it will soon propose rule changes to the TLGP to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. Until the details of this extended program are finalized and published, the Bank cannot determine to what extent, if any, it would participate in this program.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
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
Anti-Money Laundering and Customer Identification
The Bank is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”). The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.
Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:
•	Performance of a risk assessment and establishment of a Board approved policy.
•	Designation of a qualified BSA officer.
•	Establishment of an effective training program.
•	Establishment of anti-money laundering programs.
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
In addition, bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Federal Home Loan Bank System
The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System. Each regional bank provides a central credit facility primarily for its member institutions. The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2009 of $4.2 million. Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.
FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members. If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank’s net interest income would be adversely affected. Dividends from FHLB-NY to the Bank amounted to $0.1 million, $0.2 million and $0.3 million for fiscal years 2009, 2008 and 2007, respectively. The dividend rate paid on FHLB-NY stock at March 31, 2009 was 5.60%.
Under the Gramm-Leach-Bliley Act, as amended (“GLB”), which, among other things, repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank. GLB also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six months notice) and Class B (redeemable on five years notice). Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLB, the FHLB has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB stock. Under the new capital plan, each member of the FHLB will have to maintain a minimum investment in FHLB capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB-NY.
Federal Reserve System
FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $10.3 million and $44.4 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
Pursuant to the EESA, the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

Privacy Protection
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
Federal Securities Laws
The Holding Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
Delaware Corporation Law
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
Bad Debt Reserves. Prior to fiscal 2004, the Bank met the requirement as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank’s taxable income. Since fiscal year 2004, the Bank has not been considered to be a small bank because its total assets have exceeded $500 million. (See Income Taxes Note 10 of Notes to the Consolidated Financial Statements.)
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
Dividends Received Deduction and Other Matters. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.
State and Local Taxation
State of New York. The Bank and the Holding Company are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax. “Entire net income” means federal taxable income with adjustments. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. The Company was subject to the alternative minimum tax based upon assets for New York State for fiscal 2009. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to the Holding Company, Carver Federal and certain of Carver’s subsidiaries. The Bank and the Holding Company file combined returns and are subject to taxation in the same manner as other corporations with some exceptions, including the Bank’s deductions for additions to its reserve for bad debts.
For fiscal 2008, the New York State franchise tax rate based upon entire net income was 8.63% (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. Sixty percent of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions to Carver Federal received from CAC are eligible for the New York State dividends received deduction. However, the Holding Company was subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for fiscal 2009 based upon alternative entire net income. For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.
New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.
New York City. The Bank and the Holding Company are also subject to a similarly calculated New York City banking corporation tax of 9% on income allocated to New York City. In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above. The Bank and the Holding Company also are subject to New York City banking corporation tax of 3% on alternative entire net income allocated to New York City. In addition, the Bank and the Holding Company were subject to the alternative minimum tax for New York City (which is similar to the New York State alternative minimum tax) for fiscal 2009.
Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE HOLDING COMPANY
The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of June 15, 2009. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.
Deborah C. Wright, age 51, is Chairman, President and Chief Executive Officer of Carver and Carver Federal. The Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright has held the titles President & CEO since June 1, 1999. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she had held from May 1996 through May 1999. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City’s 189,000 public housing units. Ms. Wright serves on the boards of Kraft Foods Inc., Time Warner Inc., The Partnership for New York City, the Children’s Defense Fund and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.
Mark A. Ricca, age 52, is Executive Vice President, Chief Risk Officer and General Counsel. Mr. Ricca joined Carver in November 2008. Prior to joining Carver, Mr. Ricca held several positions at New York Community Bancorp, Inc. and its principle subsidiary, New York Community Bank, beginning in 2000 and finishing in 2007 as its Executive Vice President, General Counsel and Assistant to the Chief Operating Officer, after which Mr. Ricca served as a legal consultant and lectured for Learning Dynamics, Inc. Prior to New York Community Bank, Mr. Ricca held various positions at Haven Bancorp, Inc., and its principal subsidiary, CFS Bank, as Senior Vice President, Residential and Consumer Lending, Corporate Secretary, General Counsel and Chief Compliance Officer and was a partner in the law firm of Ricca & Donnelly. Mr. Ricca holds a B.A. degree in economics from the University of Notre Dame, a J.D. cum laude, Law Review and Jurisprudence Award from St. Johns University, School of law, and an LL.M. from New York University, School of Law.
James H. Bason, age 54, is Senior Vice President and Chief Lending Officer. He joined Carver in March 2003. Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986). At The Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing. At Barclays, Mr. Bason began his career in residential lending and eventually became the bank’s CRA officer. Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego.
James Carter, age 58, is Senior Vice President of Operations. Mr. Carter joined Carver in August 2008 from TD Bank in New York where he served as Senior Vice President of Banking Services for nine years. Prior to that, Mr. Carter served four years as Vice President of Retail Operations for Home Federal Savings Bank in New York and 20 years as Vice President and Senior Savings Officer at Columbia Federal Savings Bank in New York. Mr. Carter earned a B.S. in Business Administration and an MBA in Financial Management from Iona College in New Rochelle, NY.
Blondel A. Pinnock, age 41, is Senior Vice President, Carver Federal and President of CCDC. Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President at Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over a ten years of experience in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit, where she assisted in the implementation of the city’s real estate tax programs for low, moderate and market rate projects. She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.

Margaret D. Roberts, age 58, is Senior Vice President and Chief Human Resources Officer. Ms. Roberts joined Carver in November 1999 as Senior Vice President and Chief Administrative Officer from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources. Prior to that, Ms. Roberts was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. Ms. Roberts also has 10 years of systems and technology experience in various positions held at JP Morgan and Chase Manhattan Bank. Ms. Roberts earned a B.P.S. degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional (CCP) by the WorldatWork Society of Certified Professionals and a Senior Professional in Human Resources (SPHR) by the Human Resources Certification Institute.
John Spencer, age 43, is Senior Vice President and Chief Retail Officer. Mr. Spencer joined the Carver in February 2009 after 22 years at JPMorgan Chase where he held management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank’s Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer is a graduate of the JPMorgan Chase management-training program and earned a B.A. in Banking and Finance from Pace University.
Thomas Sperzel, CPA, age 37, is Senior Vice President and Controller. Mr. Sperzel joined Carver in February 2009 from Robert Martin Company, LLC in New York. Prior to that, Mr. Sperzel was the Controller of City and Suburban Federal Savings Bank where he was responsible for overseeing all aspects of financial and regulatory reporting, FDICIA implementation, evaluation of acquisition targets, and management of external auditors. Mr. Sperzel earned a B.S. in Accounting from Penn State University, an M.B.A. from University of Maryland, and has also been designated the Company’s acting Principal Accounting Officer. Mr. Sperzel has resigned his position with the Holding Company and the Bank.
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
The Company’s earnings depend largely on the relationship between the yield on interest-earning assets, primarily mortgage, construction and business loans and mortgage-backed securities, and the cost of deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for products and services. Carver is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets.
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

Interest rates do and will continue to fluctuate. The Federal Open Market Committee, or FOMC, reduced the federal funds rate by 100 basis points during the second half of 2007 and then an additional 400+ basis points during 2008 bringing the target rate to 0.00% to 0.25%. The Bank cannot predict future FOMC or FRB actions or other factors that will cause rates to change. No assurance can be given that further changes in interest rates or further increases in mortgage loan prepayments will not have a negative impact on net interest income, net interest rate spread or net interest margin.
The estimated fair value of the Company’s available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. Carver Federal’s securities portfolio is comprised primarily of adjustable rate securities. There has been an improvement in valuation of the Bank’s available for sale securities because interest rates have declined in fiscal 2009.
Carver’s results of operations are affected by economic conditions in the New York metropolitan area.
At March 31, 2009, a majority of the Bank’s lending portfolio was concentrated in the New York metropolitan area. As a result of this geographic concentration, Carver’s results of operations are largely dependent on economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank’s control may also have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings. Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.
The Bank is operating in a challenging and uncertain economic environment, both nationally and locally. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the ongoing economic recession, including job losses, could have an adverse effect on the Bank’s borrowers or their customers, which could adversely affect the Bank’s financial condition and results of operations. In addition, decreases in real estate values could adversely affect the value of property used as collateral for loans. At March 31, 2009, the average loan-to-value ratio of the Bank’s mortgage loan portfolio was less than 53% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions as the Bank has experienced declines in real estate values in all markets in which it lends.
The Bank has experienced increases in loan delinquencies and charge-offs in fiscal 2009. The Bank’s non-performing loans, which are comprised primarily of mortgage loans, increased $23.1 million to $26.6 million, or 4.15% of total loans, at March 31, 2009, from $2.9 million, or 0.43% of total loans, at March 31, 2008. The Bank’s net loan charge-offs totaled $0.5 million for fiscal 2009 compared to $0.8 million for fiscal 2008. The Bank’s provision for loan losses totaled $2.7 million for fiscal 2009 compared to $0.2 million for fiscal 2008. As a residential lender, Carver Federal is particularly vulnerable to the impact of a severe job loss recession. Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans. A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of The Bank’s loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in The Bank’s interest income as well as an adverse impact on The Bank’s loan loss experience, causing an increase in The Bank’s allowance for loan losses and related provision and a decrease in net income. Such deterioration could also adversely impact the demand for The Bank’s products and services, and, accordingly, The Bank’s results of operations.
No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in the Bank’s interest income or an adverse impact on loan losses.

Strong competition within the Bank’s market areas could hurt expected profits and slow growth.
The New York metropolitan area has a high density of financial institutions, of which many are significantly larger than Carver Federal and with greater financial resources. Additionally, various large out-of-state financial institutions may continue to enter the New York metropolitan area market. All are considered competitors to varying degrees.
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
The Bank’s increased emphasis on non-residential, construction real estate lending and small business lending may increase exposure to lending risks.
At March 31, 2009, $417.9 million, or 65.1%, of the Bank’s total loans receivable portfolio consisted of non-residential and construction real estate loans compared to $397.4 million, or 62.7%, at March 31, 2008. Non-residential and construction real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more sensitive to changes in the economy. Payments on these loans often depend upon the successful operation and management of the underlying properties and the businesses which operate from within them; repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation (see Note 5 of Notes to Consolidated Financial Statements).
While the Bank continues to originate multi-family and commercial real estate loans, under current economic conditions, the Bank has strengthened its underwriting guidelines. As of March 31, 2009, Carver Federal is primarily offering to originate multi-family and commercial real estate loans to select customers in New York and New Jersey. The market for multi-family and commercial real estate loans does and will continue to change based upon market conditions and other factors, thereby, affecting the Bank’s election to pursue the originations of such loans in the future.
At March 31, 2009, $57.5 million, or 9.0%, of the Bank’s total loans receivable consisted of business loans compared to $51.4 million, or 8.1%, at March 31, 2008. Business loans generally involve a greater degree of credit risk than one- to four- family loans because they typically have larger balances and are more sensitive to changes in the economy. Payments on these loans often depend upon the successful operation and management of the underlying business; repayment of such loans may be affected by factors outside the borrower’s control, such as adverse economic conditions, increased competition or changes in government regulation (see Note 5 of Notes Consolidated Financial Statements).
The Bank operates in a highly regulated industry, which limits the manner and scope of business activities.
Carver Federal is subject to extensive supervision, regulation and examination by the OTS, the FDIC, and, to a lesser extent, by the New York State Banking Department. As a result, the Bank is limited in the manner in which the Bank conducts its business, undertakes new investments and activities and obtains financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and depositors, and not to benefit the Holding Company’s stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, the Bank must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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
The Bank has evaluated the Guidance for compliance, risk management practices and underwriting guidelines as they relate to originations and purchases of the subject loans, or practices relating to communications with consumers. The Guidance has no impact on the Company’s loan origination and purchase volumes or the Company’s underwriting procedures currently or in future periods.
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect the Bank.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC increase the scope, complexity and cost of corporate governance, reporting, and disclosure practice. The Company has experienced, and expects to continue to experience, greater compliance costs, including design, testing and audit costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, under Section 404 of Sarbanes-Oxley, the Company’s management is required to issue a report on the Company’s internal controls over financial reporting. Beginning with Carver’s fiscal 2010, Carver’s management will also be required to file an auditor’s attestation report on the Company’s internal controls over financial reporting. The Company expects the implementation of these new rules and regulations to continue to increase its accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that the Company is unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, Carver’s profitability and the market price of Carver’s stock may be adversely affected.
In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for the Company to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for the Company to attract and retain qualified persons to serve on the Company’s boards of directors or as executive officers.
Changes in laws, government regulation and monetary policy may have a material effect on results of operations.
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

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the Treasury announced the TARP CPP, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the Treasury (to be funded from the $700 billion authorized for troubled asset purchases.) Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility, or CPFF, which provides a broad backstop for the commercial paper market.
There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect the Company’s business, financial condition, results of operations, access to credit and the trading price of the Holding Company’s common stock.
Pursuant to Carver’s participation in the TARP CPP, the Company entered into certain agreements with the Treasury that limit the Company’s activities in a number of ways and gives the Treasury the ability to impose additional restrictions as it determines. For example, the Company’s ability to declare or pay dividends on any of Carver’s shares is restricted. Specifically, the Company is not able to declare dividends payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, the Company is not permitted to increase dividends on common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, the Company’s ability to repurchase shares of common stock is prohibited without the Treasury’s prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the dividends on the senior preferred shares issued to the Treasury.
In addition, the Company must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. These standards would generally apply to the Company’s CEO, CFO and the three next most highly compensated officers (“Senior Executives”). The standards include (1) ensuring that incentive compensation for Senior Executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a Senior Executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to Senior Executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each Senior Executive. In particular, the change to the deductibility limit on executive compensation would likely increase slightly the overall cost of the Company’s compensation programs.
The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future. The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in the Bank’s non-interest expense, which will have a material impact on the Bank’s results of operations beginning in 2009. On May 29, 2009, FDIC voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The final rule establishes a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009.

Management expects to face increased regulation and supervision of the banking industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on the Company to the extent that it participates in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase the Company’s costs and limit the Company’s ability to pursue business opportunities.
The Company is subject to certain risks with respect to liquidity.
“Liquidity” refers to the Company’s ability to generate sufficient cash flows to support operations and to fulfill obligations, including commitments to originate loans, to repay wholesale borrowings, and to satisfy the withdrawal of deposits by customers.
The Company’s primary sources of liquidity are the cash flows generated through the repayment of loans and securities, cash flows from the sale of loans and securities, deposits gathered organically through the Bank’s branch network, from socially motivated depositors, city and state agencies; and borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY. In addition, and depending on current market conditions, the Company has the ability to access the capital markets from time to time.
Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets the Bank serves. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings may limit or restrict the Bank’s ability to borrow, and could therefore have a significant adverse impact on liquidity.
A decline in available funding could adversely impact the Bank’s ability to originate loans, invest in securities, and meet expenses, or to fulfill such obligations as repaying borrowings or meeting deposit withdrawal demands.
The Bank’s ability to pay dividends or lend funds to the Holding Company is subject to regulatory limitations which may prevent the Holding Company from making future dividend payments or principal and interest payments on its debt obligation.
Carver is a unitary savings and loan association holding company regulated by the OTS and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OTS regulates all capital distributions by the Bank to the Company, including dividend payments. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OTS prior to each capital distribution. The OTS will disallow any proposed dividend that would result in failure to meet the OTS’ minimum capital requirements. Based on Carver Federal’s current financial condition, it is not expected that this provision will have any impact on the Company’s receipt of dividends from the Bank although it is possible. Payment of dividends by Carver Federal may also be restricted at any time, at the discretion of the OTS, if it deems the payment to constitute an unsafe or unsound banking practice.
Pursuant to Carver’s participation in the TARP CPP, the Company entered into certain agreements with the Treasury that limit the Company’s activities in a number of ways and provide the Treasury the ability to impose additional restrictions as it determines. For example, the Holding Company’s ability to declare or pay dividends on any of its shares is restricted. Specifically, the Company is not able to declare dividends payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, the Company is not permitted to increase dividends on common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, the Company’s ability to repurchase shares of common stock is prohibited without the Treasury’s prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the dividends on the senior preferred shares issued to the Treasury.

Carver may not be able to utilize its income tax benefits.
The Company’s ability to utilize the deferred tax asset generated by New Markets Tax Credit income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits previously recognized, a deferred tax asset has been recorded in the Company’s financial statements. For additional information regarding Carver’s NMTC, refer to Item 7, “New Markets Tax Credit Award.”
Carver faces system failure risks and security risks.
The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems. Fire, power loss or other failures may effect Carver’s computer equipment and other technology, or that of the Company’s third party service providers. Also, the Company’s computer systems and network infrastructure could be damaged by “hacking” and “identity theft” which could adversely affect the results of Carver’s operations, or that of the Company’s third party service providers.
The Bank may be required to record a charge to earnings if goodwill or other intangible assets become impaired.
Under U.S. Generally Accepted Accounting Principles, if impairment of goodwill or other identifiable intangible assets is determined, the Bank may be required to record a charge to earnings in the period of such determination. The Bank commenced an interim goodwill impairment analysis during the second quarter of fiscal year 2009, based on indications that the fair value of the Bank’s reporting unit may have declined below its carrying value as a result of factors such as the further decline in the Bank’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally. The Company completed its interim impairment analysis during the third quarter ended December 31, 2008. A valuation specialist was engaged to assist management in its fair value assessment of goodwill. As a result of the finalization of the goodwill impairment analysis the Bank determined that goodwill was fully impaired and recorded an impairment charge of $7.1 million. However, the Bank’s tangible capital ratio and regulatory capital ratios were not affected by this non-cash expense since goodwill is not included in these calculations. The Bank is not aware of any other impairment of its intangible assets.
The Company’s business could suffer if it fails to retain skilled people.
The Company’s success depends on its ability to attract and retain key employees reflecting current market opportunities and challenges. Competition for the best people is intense, and the Company’s size and limited resources may present additional challenges in being able to retain the best possible employees, which could adversely affect the results of operations.
A natural disaster could harm Carver’s business.
Natural disasters could harm the Company’s operations directly through interference with communications, as well as through the destruction of facilities and financial information systems. Such disasters may also have an impact on collateral underlying the Bank’s loans. The Company may face higher insurance costs in the event of such disasters.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not Applicable.

ITEM 2. PROPERTIES.
The Bank currently conducts its business through two administrative offices and nine branches (including the 125th Street branch) and twelve separate ATM locations. During fiscal 2009, the Bank closed the Livingston Branch and consolidated its deposits to another Carver Federal branch. The Bank is still obligated under the lease agreement to make payments; however, the Bank is actively trying to sublease the location. The following table sets forth certain information regarding Carver Federal’s offices and other material properties at March 31, 2009. The Bank believes that such facilities are suitable and adequate for its operational needs.

					Lease
			Year	Owned or	Expiration	% Space
Branches	Address	City/State	Opened	Leased	Date	Utilized

Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%

Bedford-Stuyvesant Branch	1281 Fulton Street	Brooklyn, NY	1989	Owned	n/a	70%

Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%

St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2011	75%

Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2011	100%

Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	07/2018	100%

Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	03/2013	100%

Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	12/2009	100%

Sunset Park Branch	140 58th Street	Brooklyn, NY	2000	Leased	10/2010	100%

Inactive:

Livingston Branch	111 Livingston Street	Brooklyn, NY	1999	Leased	02/2014	0%

ATM Centers

West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%

West 137th Street	3381 Broadway	New York, NY	2003	Leased	10/2013	100%

Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	07/2009	100%

5th Avenue	1400 5th Avenue	New York, NY	2003	Leased	10/2013	100%

Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	01/2010	100%

Atlantic Avenue	625 Atlantic Avenue	Brooklyn, NY	2003	Leased	10/2013	100%

Church & Nostrand	2843-52 Church Avenue	Brooklyn, NY	2007	Leased	12/2012	100%

Myrtle Ave	362 Myrtle Ave	Brooklyn, NY	2007	Leased	07/2017	100%

ATM Machines *

Bedford Avenue	1650 Bedford Avenue	Brooklyn, NY

1150 Carroll Street	1150 Carroll Street	Brooklyn, NY

AirTrain	93-40 Sutphin Boulevard	Jamaica, NY

Brooklyn Army Terminal	140 58th Street	Brooklyn, NY

Administrative Office

Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	03/2017	100%

*	Stand alone ATMs, not under real estate lease agreements.

ITEM 3. LEGAL PROCEEDINGS.
From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2009, there were no material legal proceedings to which the Company was a party or to which any of their property was subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the quarter ended March 31, 2009, no matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Holding Company’s common stock has been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008. Before that, the Company’s stock was listed on the American Stock Exchange under the symbol “CNY.” As of June 20, 2009, there were 2,475,037 shares of common stock outstanding, held by 951 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend
Fiscal Year 2009
June 30, 2008	$12.76	$8.05	$0.10
September 30, 2008	$9.18	$6.49	$0.10
December 31, 2008	$7.20	$5.00	$0.10
March 31, 2009	$5.98	$1.65	$0.10

	High	Low	Dividend
Fiscal Year 2008
June 30, 2007	$17.06	$15.70	$0.10
September 30, 2007	$16.75	$15.10	$0.10
December 31, 2007	$16.85	$12.70	$0.10
March 31, 2008	$16.00	$11.50	$0.10
Each quarter the Board meets to determine the dividend amount per share to be declared. On May 27, 2009, the Company’s Board of Directors declared a $0.10 cash dividend to shareholders for the fourth quarter of fiscal 2009. This dividend amount is consistent with dividends paid during the previous three quarters of fiscal 2009. Any future decision to change the quarterly cash dividend will based on, among other things, the dividend payout ratio coupled with the Bank’s strategy to retain capital in the current economic environment. As in the past, the Company’s Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon earnings, financial condition and other factors.
Under OTS regulations, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders’ equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank’s conversion to stock form. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank’s net income for that year plus its retained net income for the prior two years. Since the Bank incurred a net loss in fiscal 2009, prior approval of the OTS is required for any capital distribution to the Holding Company. For information concerning the Bank’s liquidation account, see Note 12 of the Notes to the Consolidated Financial Statements.

Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders, although the source of such dividends is dependent, primarily, upon capital distributions from the Bank. The Holding Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.
On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. As of March 31, 2009, 176,174 shares of its common stock have been repurchased in open market transactions at an average price of $15.72 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. As a result of the Company’s participation in the TARP CPP, the U.S. Treasury’s prior approval is required to make further repurchases.
Carver has four equity compensation plans as follows:
(1) The Management Recognition Plan (“MRP”) which provides for automatic grants of restricted stock to certain employees and non-employee directors as of the date the plan became effective in June of 1995. Additionally, the MRP makes provision for added discretionary grants of restricted stock to those employees so selected by the Compensation Committee of the Board, which administers the plan. There are no shares available for grant under the MRP.
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

Stock Performance Graph
The graph below compares Carver Bancorp, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P Small Cap Thrift & Mortgage finance and AMEX companies listed in SIC Code 6030-6039. The graph tracks the performance of a $100 investment in the Holding Company’s common stock, in each index and in each of the peer groups (with the reinvestment of all dividends) from 3/31/2004 to 3/31/2009.

	2004	2005	2006	2007	2008	2009

Carver Bancorp Inc.	100.00	137.33	127.67	127.50	90.98	28.60
S&P Small Cap Thrift & Mortgage Finance	100.00	157.59	165.12	136.43	104.64	50.44
SIC Code 6030-6039(AMEX STOCKS)	100.00	158.59	172.70	165.55	88.49	66.15
The stock price performance included in this graph is not necessarily indicative of future stock performance.
The companies listed in the S&P Small Cap Thrift & Mortgage Finance index are Anchor Bancorp Wisconsin, Bank Mutual Corp., Brookline Bancorp Inc., Corus Bank Shares Inc., Dime Community Bancshares, Flagstar Bancorp Inc. and Traid Guaranty Inc. The AMEX listed companies in SIC Codes 6030-6039 are: Federal Trust Corp., Gouverneur Bancorp Inc. and Teche Holdings Company.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company’s consolidated financial statements and related notes (dollars in thousands):

	2009	2008	2007	2006	2005

Selected Financial Condition Data:
Assets	$791,428	$796,182	$739,530	$661,396	$626,377
Loans held-for-sale	21,105	23,767	23,226	—	—
Total loans receivable, net	634,010	627,231	579,866	493,432	421,987
Securities	74,730	38,172	67,117	108,286	149,335
Cash and cash equivalents	13,341	27,368	17,350	22,904	20,420
Deposits	603,416	654,663	615,122	504,638	455,870
Borrowed funds	115,017	58,625	61,093	93,792	115,299
Stockholders’ equity	64,338	53,881	51,142	48,697	45,801

Number of deposit accounts	44,480	46,771	46,034	41,614	40,199
Number of branches	9	10	10	8	8

Operating Data:
Interest income	$42,000	$48,132	$41,740	$32,385	$28,546
Interest expense	16,506	22,656	19,234	13,493	9,758

Net interest income before provision for loan losses	25,494	25,476	22,506	18,892	18,788
Provision for loan losses	2,703	222	276	—	—

Net interest income after provision for loan losses	22,791	25,254	22,230	18,892	18,788
Non-interest income	5,175	7,861	2,869	5,341	4,075
Non-interest expense	37,832	29,898	24,100	19,134	18,696

Income (loss) before income taxes	(9,866)	3,217	999	5,099	4,167
Income tax (benefit) expense	(3,202)	(892)	(1,099)	1,329	1,518
Minority intereset, net of taxes	360	146	—	—	—

Net income (loss)	$(7,024)	$3,963	$2,098	$3,770	$2,649

Basic earnings (loss) per common share	$(2.87)	$1.59	$0.84	$1.50	$1.06

Diluted earnings (loss) per common share	$(2.87)	$1.55	$0.81	$1.45	$1.03

Cash dividends per common share	$0.40	$0.40	$0.35	$0.31	$0.26

Selected Statistical Data:
Return on average assets (1)	NM	0.51%	0.30%	0.60%	0.45%
Return on average equity (2)	NM	7.18	4.25	7.93	5.80
Net interest margin (3)	3.55%	3.62	3.44	2.97	3.41
Average interest rate spread (4)	3.34	3.34	3.16	3.18	3.26
Efficiency ratio (5)	102.59	89.68	94.98	78.96	81.77
Operating expense to average assets (6)	3.96	3.89	3.34	3.04	3.21
Average equity to average assets	6.85	7.16	7.05	7.54	7.84
Dividend payout ratio (7)	NM	24.67	34.04	20.63	24.64

Asset Quality Ratios:
Non-performing assets to total assets (8)	3.31%	0.50%	0.61%	0.42%	0.16%
Non-performing loans to total loans receivable (8)	4.01	0.43	0.74	0.55	0.23
Allowance for loan losses to total loans receivable	1.06	0.74	0.89	0.81	0.96

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

(9)	NM-Not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report. The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards and actions of regulatory agencies.
Executive Summary
The following overview should be read in conjunction with the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in its entirety.
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
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not materially originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of its assets into these programs. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.
On October 14, 2008, the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP.
On January 20, 2009, the Company announced that it completed the sale of $19 million in preferred stock to the Treasury in connection with Carver’s participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore the investment will not dilute current common stock stockholders. Carver issued 18,980 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share. The preferred stock investment represents approximately 3 percent of Carver’s risk weighted assets as of March 31, 2009 resulting in the Bank’s capital ratios exceeding minimum regulatory capital requirements. The Treasury investment substantially increased the Bank’s capital ratios producing a tangible capital ratio of 9.51%; core capital ratio of 9.52%; and risk-based capital ratio of 12.78%. The Bank has used funds from TARP CPP to increase its securities and loan portfolios.

Fiscal 2009 was a particularly challenging year for Carver as it reported a net loss of $7.0 million as compared to a profit of $3.9 million in fiscal 2008. The net loss was primarily the result of a $2.7 million provision for loan losses and a $7.1 million goodwill impairment charge.
The provision for loan losses recorded during fiscal 2009 reflects the increase in and composition of loan delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, as well as evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses. At March 31, 2009 non-performing loans represent 3.89% of total loans as compared to 0.43% at March 31, 2008.
Carver reported $7.1 million in goodwill from its acquisition of Community Capital Bank in 2006. Based on indications that the fair value of the Company’s reporting unit declined below its carrying value as a result of factors such as the further decline in the Company’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million for fiscal 2009.
Net interest income was essentially flat from the prior year with a net interest margin decrease of 7 basis points to 3.55%. During fiscal 2009 overall interest rates declined, however the Bank was able to take advantage of its favorable asset/liability position by matching the reduction in the yield on its interest-earning assets with a reduction in its costs of interest-bearing deposits. As interest rates declined, the bank has benefited from the repricing of CD maturities and borrowings at significantly lower rates of interest offsetting the effect of the decline in the yields on loans and securities.
The business climate continues to present significant challenges, without a near term inflection point signaling recovery. Carver Federal expects that loan growth will continue in fiscal 2010 as the opportunity for portfolio lending remains strong. However, the Bank expects to reduce the risk in its loan portfolio, given the very challenging credit environment, by curtailing the origination of construction loans for the time being, and refocusing on multifamily and non-profit lending, which have historically produced low loss ratios, even during difficult economic times. The Bank expect deposit growth in fiscal 2010, particularly as the intense competition for core community deposits which the Bank experienced in prior years has recently abated. Carver Federal intends to continue to focus on costs. In fiscal 2009, the Bank took very difficult steps including eliminating 20% of its workforce, closing a branch and outsourcing the residential loan division. In fiscal year 2010 the Bank is focused on additional efficiencies, targeting vendor consolidation. However, industry-wide increases in FDIC insurance premiums coupled with potentially reduced dividends on FHLB-NY stock will have a negative impact on fiscal 2010 earnings. With respect to asset quality, continued weakness in the real estate market exacerbated by a severe downturn in the economy presents challenges for all financial institutions in the year ahead. Continued job losses coupled with declining real estate values may put increased pressure on the loan portfolio which may result in higher delinquencies and non-performing loans in fiscal 2010.
Acquisition of Community Capital Bank
On September 29, 2006, the Bank completed its acquisition of Community Capital Bank, a Brooklyn-based New York State chartered commercial bank, with approximately $165.4 million in assets and two branches, in a cash transaction totaling approximately $11.1 million. Under the terms of the merger agreement, CCB’s shareholders were paid $40.00 per outstanding share (including options which immediately vested with the consummation of the merger) and the Bank incurred an additional $0.9 million in transaction related costs. The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $0.8 million of core deposit intangibles and $7.1 million representing the excess of the purchase price over the fair value of identifiable net assets (“goodwill”). As noted above, during fiscal 2009 the Bank recorded and impairment charge for the entire amount of goodwill.

New Markets Tax Credit Award
In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Most recently, in May 2009, Carver Federal received another award in the amount of $65 million NMTC. The Bank is currently considering various options as to how to utilize this award.
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $10.1 million from its $40.0 million investment over the next five years.
With the Bank’s most recent NMTC award in May 2009, the utilization of this award allows the Bank to receive additional NMTC tax benefits of 39% on the $65.0 million directly invested, or approximately $25.4 million, over the next seven years.
Critical Accounting Policies
Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Carver’s policy with respect to the methodologies used to determine the allowance for loan losses is the most critical accounting policy. This policy is important to the presentation of Carver’s financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company’s results of operations or financial condition.
See Note 2 of Notes to Consolidated Financial Statements for a description of the Company’s summary of significant accounting policies, including those related to allowance for loan losses, and an explanation of the methods and assumptions underlying their application.
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At March 31, 2009, the Bank held a private label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52 thousand.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of March 31, 2009. During the third quarter of fiscal 2008, Carver changed its loan loss methodology to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses released by the Federal Financial Regulatory Agencies on December 13, 2006. The change had an immaterial affect on the allowance for loan losses at March 31, 2009. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.
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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver Federal had a negative one-year gap equal to 15.71% of total rate sensitive assets at March 31, 2009. As a result, Carver Federal’s net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.
The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2009. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank’s actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans (dollars in thousands):

	< 3 Mos.	4-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Total
Rate Sensitive Assets:
Loans	$170,769	$74,181	$125,161	$145,263	$57,635	$85,089	$658,098
Mortgage Backed Securities	4,713	16,093	35,229	9,144	6,688	0	71,867
Federal Funds Sold	0	0	0	0	0	0	0
Investment Securities	260	0	0	0	0	0	260

Total interest-earning assets	175,742	90,274	160,389	154,407	64,323	85,089	730,225

Rate Sensitive Liabilities:
NOW accounts	1,209	2,822	9,674	9,674	24,186	806	48,371
Savings Accounts	2,936	6,851	23,488	23,488	34,719	25,957	117,438
Money market accounts	1,080	2,519	8,638	8,638	21,595	720	43,190
Certificate of Deposits	82,992	214,257	24,386	14,614	17	0	336,266
Borrowings	44,063	22,000	38,114	0	0	0	104,178

Total interest-bearing liabilities	132,280	248,449	104,300	56,414	80,517	27,483	649,443

Interest Sensitivity Gap	$43,462	$(158,175)	$56,089	$97,994	$(16,193)	$57,606	$80,782

Cumulative Interest Sensitivity Gap	$43,462	$(114,713)	$(58,624)	$39,370	$23,176	$80,782
Ratio of Cumulative Gap to Total Rate Sensitive assets	5.95%	-15.71%	-8.03%	5.39%	3.17%	11.06%
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
Presented below, as of March 31, 2009, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points and 50 basis points plus or minus changes in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank’s current capital position. The Bank considers its level of interest rate risk for fiscal 2009, as measured by changes in NPV, to be “minimal”. The information set forth below relates solely to the Bank; however, because virtually all of the Company’s interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company’s interest rate risk (dollars in thousands):

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	78,444	-27,089	-26%	9.66%	-279 bp
+200 bp	87,601	-17,931	-17%	10.63%	-182 bp
+100 bp	97,080	-8,452	-8%	11.61%	-84 bp
+50 bp	101,485	-4,048	-4%	12.05%	-40 bp
0 bp	105,533	—	—	12.45%	—
-50 bp	109,558	4,026	+4%	12.84%	+39 bp
-100 bp	112,389	6,856	+6%	13.11%	+66 bp

March 31,
2009
Risk Measures: +200 BP Rate Shock:
Pre-Shock NPV Ratio: NPV as % of PV of Assets	12.45%
Post-Shock NPV Ratio	10.63%
Sensitivity Measure: Decline in NPV Ratio	-182 bp
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

	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest Earning Assets:
Loans	$657,665	$39,207	5.96%	$639,583	$44,499	6.96%	$558,058	$37,278	6.68%
Mortgage-backed securities	50,003	2,480	4.96%	39,079	2,071	5.30%	64,682	2,877	4.45%
Investment securities	5,706	239	4.19%	22,902	1,434	6.26%	27,161	1,325	4.88%
Fed funds sold	3,990	74	1.85%	3,007	128	4.26%	5,145	261	5.07%

Total interest earning assets	717,364	42,000	5.85%	704,571	48,132	6.83%	655,046	41,741	6.37%
Non-interest earning assets	59,283			63,440			44,576

Total assets	$776,647			$768,011			$699,622

Interest Bearing Liabilities:
Deposits:
NOW demand	$26,340	$61	0.23%	$24,660	$138	0.56%	$25,313	$98	0.39%
Savings and clubs	120,659	537	0.45%	131,627	1,004	0.76%	136,785	931	0.68%
Money market savings	45,444	903	1.99%	44,688	1,193	2.67%	43,303	1,133	2.62%
Certificates of deposit	372,563	11,357	3.05%	370,933	16,489	4.45%	312,452	13,036	4.17%
Mortgagors deposits	2,738	48	1.75%	2,687	42	1.56%	2,154	30	1.39%

Total deposits	567,744	12,906	2.27%	574,595	18,866	3.28%	520,007	15,228	2.93%
Borrowed money	90,372	3,600	3.98%	73,880	3,790	5.13%	78,853	4,007	5.08%

Total interest bearing	658,116	16,506	2.51%	648,475	22,656	3.49%	598,860	19,235	3.21%

Non-interest-bearing Demand	53,066			51,713			40,676
Other liabilities	12,302			12,803			10,739

Total liabilities	723,484			712,991			650,275
Stockholders’ equity	53,163			55,020			49,347

Total liabilities and stockholders’ equity	$776,647			$768,011			$699,622

Net interest income		$25,494			$25,476			$22,506

Average interest rate spread			3.34%			3.34%			3.16%

Net interest margin			3.55%			3.62%			3.44%

Ratio of average interest - earning assets to interest - bearing liabilities			109.0%			108.7%			109.4%

Rate/Volume Analysis
The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal’s interest income and expense during the fiscal years ended March 31 (in thousands):

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,258	$(6,380)	$(5,122)	$5,626	$1,595	$7,221
Investment securities	579	(133)	446	(248)	357	109
Mortgage-backed securities	(1,077)	(474)	(1,551)	(1,289)	483	(806)
Fed funds sold, FHLB stock & other	42	(72)	(31)	(101)	(32)	(133)

Total interest earning assets	802	(7,059)	(6,257)	3,988	2,403	6,391

Interest Bearing Liabilities:
Deposits
NOW demand	9	(81)	(72)	(4)	44	40
Savings and clubs	(84)	(412)	(495)	(39)	112	73
Money market savings	20	(304)	(284)	37	23	60
Certificates of deposit	72	(5,176)	(5,103)	2,580	873	3,453
Mortgagors deposits	1	5	6	8	4	12

Total deposits	19	(5,967)	(5,948)	2,582	1,056	3,638
Borrowed money	846	(850)	(4)	(255)	38	(217)

Total interest bearing liabilities	865	(6,817)	(5,952)	2,327	1,094	3,421

Net change in interest income	$(63)	$(243)	$(306)	$1,661	$1,309	$2,970

For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume). Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.
Comparison of Financial Condition at March 31, 2009 and 2008
Assets
At March 31, 2009 total assets decreased $4.8 million, or 0.6%, to $791.4 million compared to $796.2 million at March 31, 2008, primarily as a result of decreases of $14.1 million of cash and cash equivalents, $7.1 million of goodwill and $26.1 million of other assets, partially offset by increases of $36.5 million of investment securities and $6.1 million of total loans receivable, net.
Total loans receivable, net, including loans held-for-sale, increased $4.1 million, or 0.6%, to $655.1 million at March 31, 2009 compared to $651.0 million at March 31, 2008. The increase was primarily the result of an increase of $34.9 million in commercial real estate loans and $5.3 million in commercial business loans, offset by decreases in one-to-four family loans of $18.8 million and construction loans of $14.6 million. The increase in commercial real estate loans and commercial business loans is reflective of the Bank focus on the origination of these of loans due to their higher yields and shorter maturities than one-to-four family residential properties. However, under the current economic environment, the Bank has strengthened its underwriting guidelines.
At March 31, 2009, construction loans totaled $144.3 million, a decrease of $14.6 million, or 9.2%, over fiscal 2008. Construction loans represents 22.5% of the loan portfolio and approximately 68.9% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation. CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area. The Bank’s construction lending activity is concentrated in the New York City market. The decrease in construction loans is consistent with the Bank’s objective of deemphasizing construction loans and allow the remaining principal balances amortize down.

Other assets decreased $26.1 million, or 63.2%, to $15.3 million at March 31, 2009 compared to $41.4 million at March 31, 2008, primarily due to a deconsolidation of a $19.2 million minority interest in a community development subsidiary in connection with the Company’s participation in the NMTC Program.
Cash and cash equivalents decreased $14.1 million, or 51.5%, to $13.3 million at March 31, 2009 compared to $27.4 million at March 31, 2008 as the Bank utilized excess liquidity for purchases of securities and origination of loans.
Total securities increased $36.6 million, or 95.8%, to $74.8 million at March 31, 2009 compared to $38.2 million at March 31, 2008. Available-for-sale securities increased $39.1 million, or 187.1%, to $60.0 million at March 31, 2009 compared to $20.9 million at March 31, 2008, primarily due to purchases of U.S. government guaranteed mortgage-backed securities. The Bank has utilized capital from TARP CPP to purchased mortgage-backed securities to offset the cost of the preferred dividends. Held-to-maturity securities decreased $2.5 million, or 14.5%, to $14.8 million at March 31, 2009 compared to $17.3 million at March 31, 2008, primarily due to normal principal repayments and maturities of securities.
The Bank’s investment in FHLB-NY stock increased by $2.6 million, or 159.6%, to $4.2 million at March 31, 2009 compared to $1.6 million at March 31, 2008. The FHLB-NY requires banks to own membership stock as well as borrowing activity-based stock. The increase in investment in FHLB-NY stock was the result of new FHLB-NY borrowings resulting in the purchase of stock during the period.
Liabilities and Stockholders’ Equity
Liabilities
At March 31, 2009, total liabilities increased $3.9 million, or 0.5%, to $727.1 million at March 31, 2009 compared to $723.1 million at March 31, 2008. The increase in total liabilities was primarily the result of an increase of $56.4 million in advances from the FHLB-NY and other borrowed money offset by a $51.3 million reduction in deposits. While the Bank has been successful in retaining deposits, management made a strategic decision to allow higher cost certificates of deposit to run off and replaced them with lower cost borrowings.
Deposits decreased $51.3 million, or 7.8%, to $603.4 million at March 31, 2009 compared to $654.7 million at March 31, 2008. The decrease in deposit balances was primarily the result of decreases in certificates of deposit of $65.2 million, savings accounts of $8.4 million and money market accounts of $2.3 million, which were partially offset by an increase of $20.2 million in NOW accounts and demand accounts of $5.0 million.
Advances from the FHLB-NY and other borrowed money increased $56.4 million, or 96.2%, to $115.0 million at March 31, 2009 compared to $58.6 million at March 31, 2008. The increase in advances and other borrowed money was primarily the result of an increase of $56.4 million in FHLB-NY advances to replace higher cost certificates of deposit and to leverage the capital obtained in the TARP CPP.
Minority Interest decreased $19.1 million as a result of deconsolidation of a subsidiary related to the New Markets Tax Credits program.
Stockholders’ Equity
Total stockholders’ equity increased $10.4 million, or 19.4%, to $64.3 million at March 31, 2009 compared to $53.9 million at March 31, 2008. The increase in total stockholders’ equity was primarily attributable to capital obtained in the TARP CPP of $18.9 million, offset by a $7.0 million net loss for fiscal 2009, dividends paid of $1.0 million and a decrease in accumulated other comprehensive income of $0.1 million. The Bank’s capital levels exceed regulatory requirements of a well-capitalized financial institution.

Comparison of Operating Results for the Years Ended March 31, 2009 and 2008
Net Income
The Company reported net loss of $7.0 million and a loss per share of $(2.87) for fiscal 2009 compared to net income of $4.0 million and diluted earnings per share of $1.55 for fiscal 2008. The net loss for fiscal 2009 was the result of an increases in non-interest expense of $8.0 million and provision for loan losses of $2.5 million, a decrease in non-interest income of $2.7 million, partially offset by an increase in income tax benefit of $2.3 million. The increase in non-interest expense is primarily the result of a non-cash goodwill impairment charge of $7.1 million.
Interest Income
Interest income decreased $6.1 million, or 12.7%, to $42.0 million in fiscal 2009 compared to $48.1 million for the prior year period. The decrease was primarily the result of decreases in interest income on loans of $5.3 million and interest income on investment securities of $1.2 million, partially offset by an increase in interest income on mortgage-backed securities of $0.4 million. The decrease in interest income reflects a reduction in the yield on interest-earning assets of 98 basis points to 5.85% compared to 6.83% for the prior year period. The decrease in yield on interest earning assets was primarily the result of a 100 basis points reduction in the yield on loans as LIBOR and prime rate based construction loans repriced at lower rates. The decrease in interest income on investment securities was primarily the result of a decline in the average balance of investment securities from $22.9 million in the prior year period to $5.7 million. The higher level of interest income on mortgage-backed securities was primarily the result of an increase in the average balance of mortgage backed securities from $39.1 million to $50.0 million.
Interest income on loans decreased by $5.3 million, or 11.9%, to $39.2 million for fiscal 2009 compared to $44.5 million for fiscal 2008. These results were primarily driven by a yield decrease of 100 basis points to 5.96% for fiscal 2009 compared to 6.96% for fiscal 2008.
Interest income on securities decreased by $0.8 million, or 22.9%, to $2.7 million for fiscal 2009 compared to $3.5 million for fiscal 2008. Interest income on mortgage-backed securities increased by $0.4 million, or 19.7%, to $2.5 million for fiscal 2009 compared to $2.1 million for fiscal 2008. The increase in interest income on mortgage-backed securities for fiscal 2009 was primarily the result of a $10.9 million, or 27.9%, higher average averages balances of mortgage-backed securities to $50.0 million, compared to $39.1 million for fiscal 2008. This was partially offset by a decrease in yield of mortgage-backed securities of 34 basis points to 4.96%, compared to 5.30% in fiscal 2008.
Additionally, the increase in interest income on mortgage-backed securities was partially offset by a decrease in investment securities interest of $1.2 million, or 83.3%, to $0.2 million for fiscal 2009 compared to $1.4 million for fiscal 2008. The decrease was primarily the result of a decrease in the yield on investment securities by 207 basis points to 4.19% compared to 6.26% in fiscal 2008. Also contributing to the decrease was the reduction of $17.2 million, or 75.1%, in the average balances of investment securities to $5.7 million compared to $22.9 million for fiscal 2008.
Interest Expense
Interest expense decreased by $6.2 million, or 27.1%, to $16.5 million for fiscal 2009 compared to $22.7 million for fiscal 2008. The decrease in interest expense reflects a 98 basis point decrease in the average cost of interest-bearing liabilities to 2.51% in fiscal 2009 compared to 3.49% in fiscal 2008 partially offset by an increase in the average balance of interest-bearing liabilities of $9.6 million, or 1.5%, to $658.1 million for fiscal 2009 compared to $648.5 million for fiscal 2008.
Interest expense on deposits decreased $6.0 million, or 31.6%, to $12.9 million for fiscal 2009 compared to $18.9 million for fiscal 2008. This decrease was primarily the result of interest paid on certificates of deposit decreasing $5.1 million, or 30.9%, to $11.4 million for fiscal 2009 compared to $16.5 million for fiscal 2008. Additionally, a 101 basis point decrease in the rate paid on deposits to 2.27% in fiscal 2009 compared to 3.28% in fiscal 2008 contributed to the decrease. Historically, the Bank’s customer deposits have provided a relatively low cost funding source from which its net interest income and net interest margin have benefited. In addition, the Bank’s relationship with various government entities has been a source of relatively stable and low cost funding.

Interest expense on advances and other borrowed money decreased $0.2 million, or 5.3%, to $3.6 million for fiscal 2009 compared to $3.8 million for fiscal 2008. This was primarily the result of a 115 basis point decrease in the cost of borrowed money to 3.98% in fiscal 2009 compared to 5.13% in fiscal 2008 partially offset by a $16.5 million decrease in the average balance of outstanding borrowings to $90.4 million for fiscal 2009 compared to $73.9 million in fiscal 2008.
Net Interest Income Before Provision for Loan Losses
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. See “—Discussion of Market Risk—Interest Rate Sensitivity Analysis” for further discussion on the potential impact of changes in interest rates on the results of operations.
Net interest income before the provision for loan losses remained flat at $25.5 million for fiscal 2009 and 2008.
Provision for Loan Losses and Asset Quality
The Bank provided $2.7 million in provision for loan losses for fiscal 2009 compared to $0.2 million for fiscal 2008, an increase of $2.5 million. The Bank records provisions for loan losses, which are charged to earnings, in order to maintain the allowance for loan losses at a level that is considered appropriate to absorb probable losses inherent in the existing loan portfolio. Factors considered when evaluating the adequacy of the allowance for loan losses include the volume and type of lending conducted, the Bank’s previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, trends in the local and national economy and trends in the real estate market.
The Bank had net charge-offs of $0.5 million for fiscal 2009 compared to $0.8 million for fiscal 2008. At March 31, 2009 and 2008, the Bank’s allowance for loan losses was $7.0 million and $4.9 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 28.17% at March 31, 2009 compared to 170.89% at March 31, 2008. The ratio of the allowance for loan losses to total loans was 1.06% at March 31, 2009 compared to 0.74% at March 31, 2008. Additionally, the level of non-performing loans to total loans receivable is 3.89%. The Bank’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other internal and external factors existing at the time. The Bank believes its reported allowance for loan losses at March 31, 2009 is adequate to provide for estimated probable losses in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see “Item 1—Business—General Description of Business—Asset Quality” and Note 1 of Notes to the Consolidated Financial Statements.
Non-Interest Income
Non-interest income is comprised of depository fees and charges, loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and other non-interest income. Non-interest income decrease by $2.7 million, or 34.2%, to $5.2 million for fiscal 2009 compared to $7.9 for fiscal 2008. The decrease was primarily due to the loss of several one-time gains in the prior year primarily related to sale of securities and NMTC fees as well as lower loan fee income.

Non-Interest Expense
Non-interest expense increased by $7.9 million, or 26.5%, to $37.8 million for fiscal 2009 compared to $29.9 million for fiscal 2008. The increase was primarily due a $7.1 million non-cash goodwill impairment charge as well as increases of $1.2 million in occupancy and equipment expense, $0.4 million in FDIC insurance and $0.6 million in professional fees, partially offset by decreases of $1.6 million in consulting fees and $0.2 million in employee compensation and benefits.
Income Tax Expense
Income tax benefit was $3.2 million for fiscal 2009 compared to $0.9 million for fiscal 2008. The increase in tax benefit in fiscal 2009 is reflective of the net loss in fiscal 2009 as well recognition of $2.0 million of NMTC.
Comparison of Operating Results for the Years Ended March 31, 2008 and 2007
Net Income
The Company reported net income of $4.0 million and diluted earnings per share of $1.55 for fiscal 2008 compared to net income of $2.1 million and diluted earnings per share of $0.81 for fiscal 2007. Net income rose $1.9 million, or 88.9%, to $4.0 million, primarily reflecting increases in net interest income of $3.0 million and non-interest income of $5.0 million, offset by an increase in non-interest expense of $5.8 million. The prior year period included special pre-tax charges of $1.3 million related to CCB acquisition costs and $1.3 million related to the balance sheet repositioning.
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
Net Interest Income Before Provision for Loan Losses
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. See “—Discussion of Market Risk—Interest Rate Sensitivity Analysis” for further discussion on the potential impact of changes in interest rates on the results of operations.
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
The Bank has minimal exposure to the subprime loan market and, therefore, does not expect the Statement to have a material impact on the Company. At March 31, 2009, the Bank’s loan portfolio contained $1.2 million in subprime loans of which $1.0 million is non-performing loans.
Non-Interest Income
Non-interest income is comprised of depository fees and charges, loan fees and service charges, fee income from banking services and charges, gains or losses from the sale of securities, loans and other assets and other non-interest income. Non-interest income increased by $5.0 million, or 174.0%, to $7.9 million for fiscal 2008 compared to $2.9 for fiscal 2007. The increase was primarily due to a NMTC transferred rights fee of $1.7 million, gain on sale of securities of $1.1 million, write-down for the prior year period of loans held for sale of $0.7 million, other income of $0.7 million and an increase in loan fees and service charges of $0.4 million. The Bank will receive additional non-interest income over approximately the next eight years from this transaction. Further, as a result of the NMTC transaction, other income increased by $0.2 million reflecting consolidation of income from minority interest. In addition, the prior year period included a $1.3 million charge associated with a balance sheet restructuring implemented to improve margins.
Non-Interest Expense
Non-interest expense increased by $5.8 million, or 23.9%, to $29.9 million for fiscal 2008 compared to $24.1 million for fiscal 2007. The increase was primarily due to increases in employee compensation and benefits of $2.9 million, consulting expense of $2.2 million, other expenses of $1.4 million and net occupancy expense of $0.9 million. The increase in employee compensation and benefits is primarily due to the Community Capital Bank acquisition and investments in new talent in the retail, lending and accounting units. The $2.2 million increase in consulting expense falls into three categories: regulatory requirements (preparation for compliance with Sarbanes-Oxley Act Section 404 and recent Inter-Agency Guidance on Allowances for Loan Losses); strengthening the Company’s back office, including the accounting, lending and retail operations departments, by adding new staff and providing temporary expertise; and engaging consultants to assist the management team to analyze significant opportunities to improve financial results. For example, the Bank engaged consultants to conduct a rigorous business optimization review to help management identify further potential improvements in the Bank’s operations, in part through greater systems integration. The $1.4 million increase in other expense primarily consists of the cost of sub-servicing of loans, ATM expenses, charge-offs and regulatory reporting costs. The fiscal 2007 expense included $1.3 million in merger related expenses.
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

Liquidity and Capital Resources
Liquidity is a measure of the Bank’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses. The Bank’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of March 31, 2009.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $56.4 million during fiscal 2009 primarily as a result of the bank allowing higher cost certificates of deposit to runoff and replaced them with lower cost borrowings. At March 31, 2009, the Bank had $115.0 million in borrowings with a weighted average rate of 2.99% maturing over the next three years. The Bank has the flexibility to either repay or rollover these borrowings as they mature. The continued disruption in the credit markets has not materially impacted the Company’s ability to access borrowings. At March 31, 2009, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $37.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At March 31, 2009 and 2008, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $13.3 million and $27.4 million, respectively.
The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Because Carver Federal generally sells its one-to-four family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity.
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At March 31, 2009, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. See “-Regulatory Capital Position” below for certain information relating to the Bank’s regulatory capital compliance at March 31, 2009.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2009, total cash and cash equivalents decreased by $14.0 million reflecting cash provided by financing activities of $22.9 million, and cash provided by operating of $11.7 million, offset by investing activities of $48.6 million.
Net cash provided by financing activities was $22.9 million, primarily resulting from increased borrowings of $56.4 million and capital from TARP CPP of $19.0 million, offset partially by reductions in deposits of $51.2 million and the payment of common dividends of $1.0 million. Net cash provided by operating activities during this period was $11.7 million and was primarily the result of a decrease in other assets of $6.4 million and changes in other non-cash charges. Net cash used in investing activities was $48.6 million, primarily representing purchases of available-for-sale securities of $46.6 million as the Bank leveraged the capital received from the TARP CPP.

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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. See Note 14 of Notes to Consolidated Financial Statements for the Bank’s outstanding lending commitments and contractual obligations at March 31, 2009.
The Bank has contractual obligations at March 31, 2009 as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long term debt obligations:
FHLB advances	$71,614	$63,500	$8,000	$114	$—
Repo Borrowings	30,000			$30,000	—
Guaranteed preferred beneficial interest in junior subordinated debentures	13,403	—	—	—	13,403

Total long term debt obligations	115,017	63,500	8,000	30,114	13,403

Operating lease obligations:
Lease obligations for rental properties	7,355	1,272	2,360	1,916	1,807

Total contractual obligations	$122,372	$64,772	$10,360	$32,030	$15,210

Variable Interest Entities
The Holding Company’s subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R). Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc. Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a .01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under FIN 46(R) based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event under FIN 46(R), the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At March 31, 2009, Carver has not recorded any liability with respect to this obligation in accordance with SFAS No. 5 “Accounting for Contingencies”.

With respect to the remaining $40 million of NMTC awards, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments, the Bank is deemed the primary beneficiary under FIN 46(R). Accordingly, all of these special purpose entities are consolidated in the Bank’s Statement of Financial Condition as of March 31, 2009 and 2008, resulting in the consolidation of assets of approximately $36.9 million and $30.7 million, respectively.
Regulatory Capital Position
The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”
The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2009, the Bank had tangible equity ratio, core capital ratio, and total risk-based capital ratio of 9.51%, 9.52% and 12.78%, respectively, and was considered well capitalized. For additional information regarding Carver Federal’s Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders’ Equity.”
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information required by this item appears under the caption “Discussion of Market Risk—Interest Rate Sensitivity Analysis” in Item 7, incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at March 31, 2009 as compared to March 31, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Carver Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
July 2, 2009

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31,	March 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,251	$15,920
Money market investments	5,090	11,448

Total cash and cash equivalents	13,341	27,368

Securities:
Available-for-sale, at fair value (including pledged as collateral of $59,928 and $20,621 at March 31, 2009 and March 31, 2008, respectively)	59,973	20,865
Held-to-maturity, at amortized cost (including pledged as collateral of $14,342 and $16,643 at March 31, 2009 and March 31, 2008, respectively; fair value of $14,528 and $17,167 at March 31, 2009 and March 31, 2008, respectively)	14,808	17,307

Total securities	74,781	38,172

Loans held-for-sale	21,105	23,767

Loans receivable:
Real estate mortgage loans	581,987	578,957
Commercial business loans	57,398	51,424
Consumer loans	1,674	1,728
Allowance for loan losses	(7,049)	(4,878)

Total loans receivable, net	634,010	627,231

Office properties and equipment, net	15,237	15,780
Federal Home Loan Bank of New York stock, at cost	4,174	1,625
Bank owned life insurance	9,481	9,141
Accrued interest receivable	3,697	4,063
Goodwill	—	7,055
Core deposit intangibles, net	380	532
Deferred tax asset, net	10,214	8,135
Other assets	5,008	33,313

Total assets	$791,428	$796,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$603,416	$654,663
Advances from the FHLB-New York and other borrowed money	115,017	58,625
Other liabilities	8,657	9,863

Total liabilities	727,090	723,151

Minority interest	—	19,150

Stockholders’ equity:
Preferred stock (TARP) (par value $0.01 per share, 2,000,000 shares authorized; 18,980 shares, with a liquidation preference of $1,000.00 per share, issued and outstanding as of March 31, 2009)	18,980	—
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,475,037 and 2,481,706 shares outstanding at March 31, 2009 and 2008, respectively)	25	25
Additional paid-in capital	24,214	24,113
Retained earnings	21,898	29,988
Unamortized awards of common stock under ESOP
Treasury stock, at cost (49,654 and 42,985 shares at March 31, 2009 and 2008, respectively)	(760)	(670)
Accumulated other comprehensive income (loss)	(19)	425

Total stockholders’ equity	64,338	53,881

Total liabilities and stockholders’ equity	$791,428	$796,182

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended March 31,
	2009	2008	2007
Interest Income:
Loans	$39,207	$44,499	$37,277
Mortgage-backed securities	2,480	2,071	2,877
Investment securities	239	1,434	1,325
Money Market Investments	74	128	261

Total interest income	42,000	48,132	41,740

Interest expense:
Deposits	12,906	18,866	15,227
Advances and other borrowed money	3,600	3,790	4,007

Total interest expense	16,506	22,656	19,234

Net interest income	25,494	25,476	22,506

Provision for loan losses	2,703	222	276

Net interest income after provision for loan losses	22,791	25,254	22,230

Non-interest income:
Depository fees and charges	2,810	2,669	2,476
Loan fees and service charges	1,258	1,628	1,238
Gain (loss) on sale of securities	—	431	(624)
Gain (loss) on loans	(320)	323	(618)
New Market Tax Credit Transfer Fee	—	1,700	—
Other	1,427	1,110	397

Total non-interest income	5,175	7,861	2,869

Non-interest expense:
Employee compensation and benefits	13,163	13,323	10,470
Net occupancy expense	4,350	3,590	2,667
Equipment, net	2,881	2,451	2,071
Merger related expenses	—	—	1,258
Consulting Expense	1,174	2,733	496
Goodwill impairment	7,055	—	—
Other	9,209	7,801	7,138

Total non-interest expense	37,832	29,898	24,100

Income (loss) before income taxes and minority interest	(9,866)	3,217	999
Income tax benefit	(3,202)	(892)	(1,099)
Minority interest, net of taxes	360	146	—

Net (loss) income	$(7,024)	$3,963	$2,098

Earnings (loss) per common share:
Basic	$(2.87)	$1.59	$0.84

Diluted	$(2.87)	$1.55	$0.81

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

								Accumulated
					Common	on		Other	Total
	TARP		Additional		Stock	Stock		Comprehensive	Stock-
	Preferred	Common	Paid-In	Treasury	Acquired	Acquired	Retained	Income	Holders’
	Stock	Stock	Capital	Stock	By ESOP	By MRP	Earnings	(Loss)	Equity
Balance—March 31, 2006	—	25	23,935	(303)	(10)	(12)	25,736	(674)	48,697
Adjustment to initially implement SFAS 158	—	—	—	—	—	—	—	281	281

Balance post implementation of SFAS 158	—	25	23,935	(303)	(10)	(12)	25,736	(393)	48,978
Net income	—	—	—	—	—	—	2,098	—	2,098
Minimum pension liability adjustment	—	—	—	—	—	—	—	79	79
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	765	765

Comprehensive income, net of taxes:	—	—	—	—	—	—	2,098	844	2,942
Dividends paid	—	—	—	—	—	—	(883)	—	(883)
Treasury stock activity	—	—	61	26	—	—	—	—	87
Allocation of ESOP Stock	—	—	—	—	6	—	—	—	6
Purchase of shares for MRP	—	—	—	—	—	12	—	—	12

Balance—March 31, 2007	—	25	23,996	(277)	(4)	—	26,951	451	51,142
Net income	—	—	—	—	—	—	3,963	—	3,963
Minimum pension liability adjustment	—	—	—	—	—	—	—	195	195
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	—	—	3,963	(26)	3,937
Adjustment to initially implement SFAS 156	—	—	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	—	117	(393)	4	—	—	—	(272)

Balance—March 31, 2008	—	25	24,113	(670)	—	—	29,988	425	53,881
Net income (loss)	—	—	—	—	—	—	(7,024)	—	(7,024)
Minimum pension liability adjustment	—	—	—	—	—	—	—	(492)	(492)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	48	48

Comprehensive income (loss), net of taxes:	—	—	—	—	—	—	(7,024)	(444)	(7,468)
Common Dividends paid	—	—	—	—	—	—	(990)	—	(990)
Issuance of TARP preferred stock	18,980	—	—	—	—	—	—	—	18,980
Preferred Dividends paid	—	—	—	—	—	—	(76)	—	(76)
Treasury stock activity	—	—	73	(90)	—	—	—	—	(17)
Stock based compensation	—	—	28	—	—	—	—	—	28

Balance —March 31, 2009	18,980	25	24,214	(760)	—	—	21,898	(19)	64,338

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008	2007
Cash flows from operating activites:
Net (loss) income	$(7,024)	$3,963	$2,098
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for loan losses	2,703	222	276
Provision for REO losses	178	—	—
Goodwill impairment charge	7,055	—	—
Stock based compensation expense	68	272	426
Depreciation and amortization expense	1,932	1,709	1,581
Amortization of premiums and discounts	286	(250)	(1,145)
Impairment charge on securities	52	—	—
(Gain) Loss from sale of securities	—	(431)	624
Gain on sale of loans	(45)	(323)	(192)
Writedown on loans held-for-sale	197	—	702
Loss on sale of real estate owned	22	—	108
Originations of loans held-for-sale	(9,097)	(20,172)	(24,708)
Proceeds from sale of loans held-for-sale	9,993	19,953	14,422
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	366	272	(1,365)
Decrease (increase) in other assets	6,388	(10,530)	(2,240)
Decrease in other liabilities	(1,319)	(2,305)	(4,267)

Net cash provided by (used in) operating activities	11,755	(7,620)	(13,680)

Cash flows from investing activites:
Purchases of securities:
Available-for-sale	(46,588)	(15,265)	—
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	7,674	7,358	26,539
Held-to-maturity	2,452	1,803	7,185
Proceeds from sales of available-for-sale securities	—	36,116	57,942
Originations of loans held-for-investment	(151,432)	(162,556)	(105,284)
Loans purchased from third parties	—	(29,736)	(58,191)
Principal collections on loans	142,151	145,458	146,410
Proceeds from sales of loan originations held-for-investment	—	—	16,548
Purchases (redemptions) of FHLB-NY stock	(2,549)	1,614	1,388
Additions to premises and equipment	(1,389)	(2,862)	(1,869)
Proceeds from sale of real estate owned	998	—	404
Payments for acquisition, net of cash acquired	—	—	(2,425)

Net cash (used in) provided by investing activities	(48,683)	(18,070)	88,647

Cash flows from financing activites:
Net (decrease) increase in deposits	(51,247)	39,541	(33,657)
Net proceeds (repayment) of FHLB advances and other borrowings	56,392	(2,527)	(45,660)
Capital contribution from TARP	18,980	—	—
Common stock repurchased	(159)	(331)	(321)
Dividends paid	(1,065)	(975)	(883)

Net cash provided by (used in) financing activities	22,901	35,708	(80,521)

Net (decrease) increase in cash and cash equivalents	(14,027)	10,018	(5,554)
Cash and cash equivalents at beginning of period	27,368	17,350	22,904

Cash and cash equivalents at end of period	$13,341	$27,368	$17,350

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments,	$79	$221	$765
Cash paid for-
Interest	$16,107	$21,973	$19,510
Income taxes	$297	$922	$652
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp., Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp. which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidated financial statement presentation
The consolidated financial statements include the accounts of the Holding Company, the Bank and the Bank’s wholly-owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., Carver Community Development Corporation, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, goodwill and intangibles, pensions and the fair value of financial instruments. Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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
If not classified as held-to-maturity, securities are classified as available-for-sale demonstrating management’s ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors. Available-for-sale securities are reported at fair value. Estimated fair values of securities are based on either published or security dealers’ market value if available. If quoted or dealer prices are not available, fair value is estimated using quoted or dealer prices for similar securities. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of Stockholders’ Equity. Any impairment in the available-for-sale securities deemed other-than-temporary, is written down against the cost basis and charged to earnings. During fiscal 2009, the Company recognized $52 thousand in other than temporary impairment on a security. No impairment charge was recorded for fiscal 2008 or 2007. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.
The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), and FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive loss (“AOCL”). Unrealized losses identified as other than temporary are charged directly against earnings in the Consolidated Statement of Income and Comprehensive Income.
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
Loans are placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectibility is reasonably assured.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of March 31, 2009. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.
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
The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:
•
Establishment of loan loss allowance amounts, which may be based on an estimated loss factor or specific loan level analysis, for all specifically identified criticized and classified loans that have been designated as requiring attention by management’s internal loan review process, bank regulatory examinations or Carver Federal’s external auditors.

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

Bank Owned Life Insurance
Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefits proceeds received in excess of the policy’s cash surrender value are recognized in income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of income. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At March 31, 2009, Carver held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.
Mortgage Servicing Rights
Effective April 1, 2007, the Company adopted SFAS, No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. For subsequent measurements, entities are permitted to choose either the amortization method, which is consistent with the prior requirements of SFAS No. 140, or the fair value method. Upon adoption of SFAS No. 156, the Company elected to retain the amortization method for measurements of mortgage servicing rights (MSR).
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
Income Taxes
Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes. Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.
Effective January 1, 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Earnings (Loss) per Common Share
Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding. For the year ended March 31, 2009 the Bank sustained net losses, therefore, the effects of stock options were not considered in computing fully diluted earnings per common share as they would be anti-dilutive.
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
Under Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Post-retirement Plans- an amendment of SFAS Statement Nos. 87, 88, 106 and 132(R)”, actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost. In addition, under SFAS No. 158 the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year end. The company presently uses a December 31 measurement date for its pension, as permitted by SFAS Nos. 87 and 106. In accordance with SFAS No. 158, the Company has adopted a fiscal year-end measurement date on March 31, 2009.
Reclassifications
Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.
Impact of Recent Accounting Standards and Interpretations
In April 2009, the FASB issued three final FSPs that are intended to provide additional application guidance and to enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 107-1 and Accounting Principle Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provide additional guidance that was designed to create greater clarity and consistency in accounting for, and presenting, impairment losses on securities.

FSP FAS 157-4 addresses the determination of fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as set forth in SFAS No. 157, i.e., to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. It specifically reaffirms the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.
FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to issuing this FSP, fair values for such assets and liabilities were disclosed only once a year. The FSP now requires quarterly disclosures that provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.
FSP FAS 115-2 and FAS 124-2, which relate to other-than-temporary impairment, are intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. A cumulative effect adjustment is required to be recorded at the FSP’s adoption date with respect to certain previously recognized other-than-temporary impairment losses.
Each of the aforementioned FSPs is effective for interim and annual periods ending after June 15, 2009, but entities may adopt these FSPs for the interim and annual periods ending after March 15, 2009. The Company did not adopt these FSPs for the interim period ended March 31, 2009.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows, with appropriately risk-adjusted discount rates, when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 has not had a material effect on the Company’s financial position or results of operations. FSP FAS 157-3 will be superseded upon adoption of FSP FAS 157-4 in the second quarter of 2009.
In December 2008, the FASB issued Staff Position, or FSP, No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. In addition, the FSP expands the disclosures related to these overall objectives. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Upon initial application, the disclosures are not required for earlier periods that are presented for comparative purposes, although earlier application is permitted.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company will apply SFAS No. 141R to any business combinations that may occur after the effective date, and believes that the standard could have a material impact on its accounting for such acquisitions.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Company’s restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on the Company’s computation of EPS.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also amends SFAS No. 128 so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on the Company’s financial condition or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption. Since the provisions of SFAS No. 161 are disclosure related, the Company’s adoption of SFAS No. 161 will not have an impact on its financial condition or results of operations.
NOTE 3. IMPAIRMENT AND GOODWILL
The company reported Goodwill from its acquisition of Community Capital Bank in 2006 in the amount of $7.1 million. In accordance with Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“SFAS No.142”) goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment. The Company tests goodwill for impairment on an annual basis as of January 31, or more often if events or circumstances indicate there may be impairment. The Company has determined that all of its activities constitute one reporting and operating segment.
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

The Company commenced an interim goodwill impairment analysis during the second quarter of fiscal year 2009, based on indications that the fair value of the Company’s reporting unit may have declined below its carrying value as a result of factors previously defined such as the further decline in the Company’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally. This analysis, which incorporates the second step test noted above, was completed during the third quarter ended December 31, 2008. A valuation specialist was engaged to assist management in its fair value assessment of goodwill. As a result of the finalization of the goodwill impairment analysis, the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in fiscal 2009.
NOTE 4. SECURITIES
The following is a summary of securities at March 31, 2009 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$39,252	$26	$(486)	$38,792
Federal Home Loan Mortgage Corporation	5,847	185	(2)	6,030
Federal National Mortgage Association	13,872	493	(8)	14,357
Other	571	—	(37)	534

Total mortgage-backed securities	59,542	704	(533)	59,713
U.S. Government Agency Securities	254	6	—	260

Total available-for-sale	59,796	710	(533)	59,973

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	488	27	—	515
Federal Home Loan Mortgage Corporation	10,292	17	(153)	10,156
Federal National Mortgage Association	3,870	80	(248)	3,702

Total mortgage-backed securities	14,650	124	(401)	14,373
Other	158	—	(3)	155

Total held-to-maturity	14,808	124	(404)	14,528

Total securities	$74,604	$834	$(937)	$74,501

The following is a summary of securities at March 31, 2008 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$8,303	$—	$(123)	$8,180
Federal Home Loan Mortgage Corporation	4,077	19	—	4,096
Federal National Mortgage Association	6,748	107	—	6,855
Other	205	4	—	209

Total mortgage-backed securities	19,333	130	(123)	19,340
U.S. Government Agency Securities	1,473	52	—	1,525

Total available-for-sale	20,806	182	(123)	20,865

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	573	34	—	607
Federal Home Loan Mortgage Corporation	12,343	11	(230)	12,124
Federal National Mortgage Association	4,216	78	(32)	4,262

Total mortgage-backed securities	17,132	123	(262)	16,993
Other	175	—	(1)	174

Total held-to-maturity	17,307	123	(263)	17,167

Total securities	$38,113	$305	$(386)	$38,032

The following is a summary regarding securities sales and/or calls of the available-for-sale portfolio at March 31, 2009 (in thousands):

	2009	2008	2007
Available-for-Sale:
Proceeds	$1,265	$22,428	$14,422
Gross gains	—	431	22
Gross losses	—	—	646
The Bank’s investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank’s investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank’s ability to obtain reliable prices.
The net unrealized gain on available-for-sale securities was $0.2 million ($110,000 after taxes) at March 31, 2009 and $0.1 million ($36,000 after taxes) at March 31, 2008. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management’s intention to hold these securities in portfolio until maturity. A related unrealized gain of $0.5 million was recorded as a separate component of stockholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield. As of March 31, 2009 the carrying value of these securities was $8.1 million and a related net unrealized gain of $90,000 continues to be reported. There were no sales of held-to-maturity securities in fiscal 2009. At March 31, 2009 the Bank pledged securities of $37.1 million as collateral for advances from the FHLB-NY.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2009, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized		Weighted
	Cost	Fair Value	Avg Rate
Available-for-Sale:
Less than one year	$—	$—	—%
One through five years	119	123	5.24%
Five through ten years	1,678	1,713	4.89%
After ten years	57,999	58,137	4.04%

	$59,796	$59,973	4.07%

Held-to-maturity:
One through five years	$—	$—	—%
Five through ten years	495	492	3.53%
After ten years	14,313	14,036	5.54%

	$14,808	$14,528	5.47%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2009 for less than 12 months and 12 months or longer were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(441)	$30,008	$(92)	$2,938	$(533)	$32,946

Total available-for-sale	(441)	30,008	(92)	2,938	(533)	32,946

Held-to-Maturity:
Mortgage-backed securities	(246)	2,119	(155)	8,682	$(401)	10,801
Other	—	—	(3)	155	(3)	155

Total held-to-maturity	(246)	2,119	(158)	8,837	(404)	10,956

Total securities	$(687)	$32,127	$(250)	$11,775	$(937)	$43,902

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2008 were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(33)	$3,857	$(90)	$4,033	$(123)	$7,890

Total available-for-sale	(33)	3,857	(90)	4,033	(123)	7,890

Held-to-Maturity:
Mortgage-backed securities	(7)	451	(255)	13,800	(262)	14,251
U.S. Government Agency Securities	—	—	(1)	174	(1)	174

Total held-to-maturity	(7)	451	(256)	13,974	(263)	14,425

Total securities	$(40)	$4,308	$(346)	$18,007	$(386)	$22,315

A total of 31 securities had an unrealized loss at March 31, 2009 compared to 29 at March 31, 2008, based on estimated fair value. All the securities in an unrealized loss position were Government National Mortgage Association — Mortgage backed securities, which represents 72.8% and 32.4% of total securities at March 31, 2009 and 2008, respectively. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience. The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are charged directly against earnings in the Consolidated Statement of Income and Comprehensive Income. At March 31, 2009, the Bank held a private label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52,000.
Among the factors considered in determining that an unrealized loss is temporary in nature is management’s intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. With the exception of the one security discussed above , management has determined that the unrealized losses are temporary in nature, given that it has the positive intent and ability to hold each investment until the earlier of its anticipated recovery or maturity. Other factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).
Management’s assertion regarding its intent and ability to hold investments considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio.
NOTE 5. LOANS RECEIVABLE, NET
The following is a summary of loans receivable, net of allowance for loan losses at March 31 (dollars in thousands):

	2009		2008
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$84,666	13.19%	$103,419	16.35%
Multifamily	80,321	12.51%	78,657	12.43%
Non-residential	273,595	42.60%	238,508	37.70%
Construction	144,318	22.48%	158,877	25.11%
Business	57,522	8.96%	51,424	8.13%
Consumer and other (1)	1,674	0.26%	1,728	0.27%

Total loans receivable	642,096	100.00%	632,613	100.00%

Add:
Premium on loans	546		725
Less:
Deferred fees and loan discounts	(1,583)		(1,229)
Allowance for loan losses	(7,049)		(4,878)

Total loans receivable, net	$634,010		$627,231

(1)	Includes personal, credit card, and home improvement.
At March 31, 2009 and 2008, 87% and 89.3%, respectively, of the Bank’s real estate loans receivable was principally secured by properties located in New York City.
Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $56.7 million, $52.0 million and $38.8 million at March 31, 2009, 2008, and 2007, respectively. Custodial escrow balances, maintained in connection with the above-mentioned loan servicing, were approximately $0.2 million, $0.2 million and $0.1 million at March 31, 2009, 2008 and 2007, respectively. During the years ended March 31, 2009, 2008 and 2007, the Bank recognized a loss on the sale of loans of ($0.1) million, and a gain of $0.3 million and $0.2 million, respectively.

At March 31, 2009 the Bank pledged $189.8 million in total mortgage loans as collateral for advances from the FHLB-NY.
The following is an analysis of the allowance for loan losses for the years ended March 31 (in thousands):

	2009	2008	2007

Balance at beginning of the year	$4,878	$5,409	$4,015
Provision charged to operations	2,702	222	276
Recoveries of amounts previously charged-off	53	153	47
Charge-offs of loans	(584)	(906)	(120)
Acquisition of CCB	—	—	1,191

Balance at end of the year	$7,049	$4,878	$5,409

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
At March 31, 2009, 2008 and 2007, the recorded investment in impaired loans was $25.7 million, $2.9 million and $4.5 million, respectively, all of which represented non-accrual loans. The related allowance for loan losses for these impaired loans was approximately $3.0 million, $0.3 million and $0.8 million at March 31, 2009, 2008 and 2007, respectively. The impaired loan portfolio is primarily collateral dependent. The average recorded investment in impaired loans during the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $15.8 million, $4.7 million and $3.6 million, respectively. For the fiscal years ended March 31, 2009, 2008 and 2007, the Company did not recognize any interest income on these impaired loans. Interest income of $1.5 million, $0.6 million, and $0.3 million for fiscal year 2009, 2008 and 2007, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.
At March 31, 2009, other non-performing assets totaled $0.5 million which consists of other real estate owned. Other real estate owned of $0.5 million reflects three foreclosed properties.
At March 31, 2009 and 2008, there were no loans to officers or directors of the Company.
The Company is primarily a commercial real estate and multi-family mortgage lender, with a significant portion of its loan portfolio secured by buildings in New York City. Payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While the Company generally requires that such loans be qualified on the basis of the collateral property’s current cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that the Bank’s underwriting policies will protect the Bank from credit-related losses or delinquencies.
The Company seeks to minimize the risks involved in commercial small business lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay a commercial small business loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.
Although the Metro New York region fared better in fiscal 2009 than many other parts of the country, the Bank’s marketplace was nonetheless impacted by the widespread economic decline. The ability of the Bank’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by further significant changes in local economic conditions, such as a decline in real estate values or a rise in unemployment. This, in turn, could not only result in the Company experiencing an increase in charge-offs and/or non-performing assets, but could also necessitate an increase in the provision for loan losses. These events would have an adverse impact on the Company’s results of operations and capital, if they were they to occur.

NOTE 6. OFFICE PROPERTIES AND EQUIPMENT, NET
The detail of office properties and equipment as of March 31 is as follows (in thousands):

	2009	2008

Land	$415	$415
Building and improvements	10,149	9,874
Leasehold improvements	8,221	6,041
Furniture and equipment	11,014	12,079

	29,799	28,409
Less accumulated depreciation and amortization	(14,562)	(12,629)

Office properties and equipment, net	$15,237	$15,780

Depreciation and amortization charged to operations for fiscal year 2009, 2008 and 2007 amounted to $2.0 million, $1.7 million and $1.6 million, respectively.
NOTE 7. ACCRUED INTEREST RECEIVABLE
The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2009	2008

Loans receivable	$3,326	$3,751
Mortgage-backed securities	356	273
Investments and other interest bearing assets	15	39

Total accrued interest receivable	$3,697	$4,063

NOTE 8. DEPOSITS
Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2009			2008
		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate

Non-interest-bearing demand	$56,505	9.36%	0.00%	$51,736	7.90%	0.00%
NOW accounts	48,371	8.02%	0.15%	28,168	4.30%	0.20%
Savings and club	117,438	19.46%	0.22%	125,819	19.22%	0.53%
Money market savings account	43,190	7.16%	1.35%	45,514	6.95%	2.94%
Certificates of deposit	335,348	55.58%	2.25%	400,587	61.20%	4.10%
Other	2,564	0.42%	1.86%	2,839	0.43%	1.51%

Total	$603,416	100.00%	1.41%	$654,663	100.00%	2.83%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2009 (in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2009	of Total

0% – 0.99%	$13,904	$79	$204	$6	$14,192	4.23%
1% – 1.99%	$140,098	$459	$0	$0	$140,557	41.91%
2% – 3.99%	$132,497	$14,948	$2,096	$6,416	$155,957	46.51%
4% and over	$9,555	$4,063	$6,324	$4,700	$24,642	7.35%

Total	$296,054	$19,549	$8,624	$11,122	$335,348	100.00%

The aggregate amount of certificates of deposit with minimum denominations of $100,000 or more was approximately $206.4 million at March 31, 2009 compared to $229.7 million at March 31, 2008. As of March 31, 2009 the Bank had pledged $0.4 million of investment securities as collateral for certain large deposits.
Interest expense on deposits is as follows for the years ended March 31 (in thousands):

	2009	2008	2007

NOW demand	$61	$138	$97
Savings and clubs	537	1,004	931
Money market savings	903	1,193	1,133
Certificates of deposit	11,379	16,522	13,080
Mortgagors deposits	48	42	30

	12,928	18,899	15,271

Penalty for early withdrawal of certificates of deposit	(22)	(33)	(44)

Total interest expense	$12,906	$18,866	$15,227

NOTE 9. BORROWED MONEY
Federal Home Loan Bank Advances and Repurchase agreements. FHLB-NY advances and repurchase agreements weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

	2009		2008
	Weighted		Weighted
Maturing Year Ended March 31,	Average Rate	Amount	Average Rate	Amount
2009	—%	$—	3.77%	$15,107
2010	2.11%	63,500	—%	—
2011	3.84%	8,000	—%	—
2013	4.64%	30,114	4.63%	30,143

	2.99%	$101,614	4.34%	$45,250

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $197.9 million at March 31, 2009. Borrowings are secured by the Bank’s investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2009, advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB-NY totaling $4.2 million and a blanket assignment of the Bank’s pledged qualifying mortgage loans of $189.8 million and mortgage-backed and investment securities of $37.1 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $37.3 million from the FHLB-NY at March 31, 2009.

Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by $30.0 million obligations and other mortgage-related securities, and are entered into with either the Federal Home Loan Bank of New York (the “FHLB-NY”) or selected brokerage firms. Repurchase agreements totaled $30.0 million at March 31, 2009. At March 31, 2009, the accrued interest on repurchase agreements amounted to $0.2 million and the interest expense was $1.4 million for the year ended March 31, 2009.
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
The following table sets forth certain information regarding Carver Federal’s borrowings as of and for the years ended March 31 (dollars in thousands):

	2009	2008	2007
Amounts outstanding at the end of year:
FHLB advances	$71,614	$15,250	$47,775
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,403	$13,375	$13,318

Rate paid at year end:
FHLB advances	2.30%	3.77%	4.32%
Guaranteed preferred beneficial interest in junior subordinated debentures	4.92%	5.85%	8.40%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$71,614	$60,874	$93,975
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,403	$13,375	$13,318

Approximate average amounts outstanding for year:
FHLB advances	$46,975	$36,724	$65,567
Guaranteed preferred beneficial interest in junior subordinated debentures	$13,395	$13,344	$13,286

Approximate weighted average rate paid during year:
FHLB advances	1.96%	5.18%	4.36%
Guaranteed preferred beneficial interest in junior subordinated debentures	5.63%	7.76%	8.33%
NOTE 10. INCOME TAXES
The components of income tax benefit for the years ended March 31 are as follow (in thousands):

	2009	2008	2007

Federal income tax expense (benefit):
Current	$—	$70	$1,628
Deferred	(3,025)	(1,107)	(3,018)

	(3,025)	(1,037)	(1,390)

State and local income tax expense (benefit):
Current	176	169	296
Deferred	(353)	(24)	(5)

	(177)	145	291

Total income tax benefit	$(3,202)	$(892)	$(1,099)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Statutory Federal income tax expense (benefit)	$(3,477)	34.0%	$1,094	34.0%	$339	34.0%
State and local income taxes, net of Federal tax benefit	116.00	(1.1)%	86	2.7%	187	11.6%
New markets tax credit	(2,000)	19.6%	(2,000)	(61.6)%	(1,475)	(83.8)%
General business credit	(31)	0.3%	(41)	(1.3)%	(69)	(3.9)%
Goodwill amortization	2,399	(23.5)%	—	0.0%	—	0.0%
Other	(209)	2.0%	(31)	(1.0)%	(81)	(4.6)%

Total income tax benefit	$(3,202)	31.3%	$(892)	(27.2)%	$(1,099)	(46.7)%

Carver Federal’s stockholders’ equity includes approximately $2.8 million at the end of each year ended March 31, 2009, 2008 and 2007, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate.
Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2009	2008
Deferred Tax Assets:
Allowance for loan losses	$2,397	$1,427
Deferred loan fees	168	461
Compensation and benefits	31	102
Non-accrual loan interest	911	579
Capital loss carryforward	591	591
Deferred rent	—	111
Purchase accounting adjustment	119	159
Net operating loss carry forward	756	2,072
New markets tax credit	5,413	3,227
Depreciation	204	330
Minimum pension liability	132	—
Other	315	28

Total Deferred Tax Assets	11,037	9,087

Deferred Tax Liabilities:
Income from affiliate	700	690
Minimum pension liability	—	170
Unrealized gain on available-for-sale securities	123	92

Total Deferred Tax Liabilities	823	952

Net Deferred Tax Assets	$10,214	$8,135

In June 2006, Carver Federal was selected by the Treasury to receive an award of $59 million in New Markets Tax Credits. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.0 million of its $59 million NMTC award to an investor pursuant to its investment in a NMTC project. The Bank’s NMTC allocation has been fully invested as of December 31, 2007. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive additional NMTC tax benefits of approximately $10.1 million from its $40.0 million investment over approximately five years provided sufficient taxable income can be generated to utilize such credits.

A valuation allowance against the deferred tax asset at March 31, 2009 and 2008 was not required as management believes that the results of future operations and/or certain tax planning strategies, will more likely than not generate sufficient taxable income to realize the deferred tax asset.
The Company has no uncertain tax positions. The Company and its subsidiaries are subject to U.S. federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2006.
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of April 1, 2008. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 had no affect on the Company’s financial statements.
NOTE 11. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31 (in thousands):

	2009	2008	2007

Net income (loss)	$(7,024)	$3,952	$2,098
Preferred stock dividends	(76)	—	$—

Net income (loss) available to common stockholders	$(7,100)	$3,952	$2,098

Weighted average common shares outstanding — basic	2,472	2,492	2,511
Effect of dilutive options	—	50	57
Effect of dilutive MRP shares	—	19	18

Weighted average common shares outstanding — diluted	2,472	2,561	2,586

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

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution’s adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution’s risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2009 and 2008, the Bank exceeded all of its regulatory capital requirements.
The following is a summary of the Bank’s capital as of March 31, 2009 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital
Stockholders’ Equity at March 31, 2009 (1)	$77,634	$77,634	$77,634	$77,634

Add:
General valuation allowances		—	—	7,049
Other		218	218	218
Deduct:
Unrealized gains on securities available-for-sale, net		200	200	200
Goodwill and qualifying intangible assets, net		380	380	380

Regulatory Capital		77,272	77,272	84,321
Minimum Capital requirement		12,179	32,478	52,777

Regulatory Capital Excess		$65,093	$44,794	$31,544

(1)	Carver Federal only.
Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability. The Holding Company has reported its comprehensive income (loss) for fiscal 2009, 2008 and 2007 in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss). Carver Federal’s accumulated other comprehensive income (loss) included net unrealized losses on securities at March 31, 2009 and 2008 was $0.2 million and $0.2 million, respectively. Also included in accumulated other comprehensive income (loss) was a loss on the Bank’s pension plan liabilities of $0.5 million at March 31, 2009, net of taxes, and a gain of $0.3 million, net of taxes, at March 31, 2008.
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

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,399	$2,887
Adjustment for Measurement Date Change	37	—
Interest cost	150	163
Actuarial gain	(193)	(308)
Benefits paid	(226)	(170)
Settlements	(48)	(173)

Benefit obligation at end of year	$2,119	$2,399

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$2,766	$2,877
Actual return on plan assets	(741)	232
Benefits paid	(226)	(170)
Settlements	(48)	(173)

Fair value of plan assets at end of year	$1,751	$2,766

Funded status	$(368)	$367
Unrecognized loss	—	—

Accrued pension cost	$(368)	$367

Net periodic pension benefit includes the following components for the years ended March 31 (in thousands):

	2009	2008	2007

Interest cost	$150	$163	$159
Expected return on plan assets	(214)	(221)	(220)

Net periodic pension benefit	$(64)	$(58)	$(61)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2009	2008	2007
Annual salary increase (1)	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	7.38%	6.50%	5.88%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

Directors’ Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2009, $13 thousand remains payable under this plan.
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
To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. To be eligible for the non-elective Carver contribution, the employee must also be employed as of the last day of the plan year. Total savings incentive plan expenses for fiscal year 2009, 2008 and 2007 were $0.1, $0.1 million and $0.2 million, respectively.
BOLI. The Bank owns one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature. Only officer level employees are covered under this program.
An initial investment of $8.0 million was made to the BOLI program on September 21, 2004. At March 31, 2009 the Consolidated Statement of Conditions reflects a net cash surrender value of $9.5 million. The related income is reflected in the Consolidated Statement of Operations as a component of other non-interest income.
Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP. On March 28, 2005 the plan was amended for all future awards. The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $41,000, $155,000 and $118,000 as expense for fiscal year 2009, 2008 and 2007, respectively.
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
Upon distribution of the initial ESOP shares, additional ESOP shares were purchased in the open market in accordance with Carver’s common stock repurchase program and were held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation. In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. For fiscal 2009, there was no ESOP compensation expense and there were no remaining unallocated shares at March 31, 2009. ESOP compensation expense was $0.1 million and $0.2 million for the years ended March 31, 2008 and 2007, respectively.

Stock Option Plans. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan was 338,862. The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms. At March 31, 2009, there were 194,069 options outstanding and all were exercisable. Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years. Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant. On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan.
In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee. The 2006 Incentive Plan authorizes Carver to grant awards with respect to 300,000 shares, but no more than 150,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years. Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule. At March 31, 2009, there were 26,862 options outstanding under the 2006 Incentive Plan and 18,616 were exercisable. All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan, if the person is employed on that date.
Information regarding stock options as of and for the years ended March 31 is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	237,182	$13.24	240,087	$13.24	238,061	$12.90
Granted	—	—	15,978	16.93	21,019	16.50
Exercised	—	—	(3,475)	11.58	(11,776)	9.57
Forfeited	(16,251)	17.02	(15,408)	17.72	(7,217)	17.44

Outstanding, end of year	220,931	$12.86	237,182	$13.22	240,087	$13.24

Exercisable, at year end	212,685		198,088		192,110

Information regarding stock options as of and for the year ended March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$8.00 – $8.99	60,000	1 years	$8.17	60,000	$8.17
9.00 – 9.99	32,000	2 years	9.93	32,000	9.93
10.00 – 10.99	2,000	1 years	10.38	2,000	10.38
12.00 – 12.99	37,400	3 years	12.10	37,400	12.10
16.00 – 16.99	50,803	6 years	16.59	42,558	16.59
17.00 – 17.99	18,000	6 years	17.20	18,000	17.18
19.00 – 19.99	19,618	5 years	19.64	19,618	19.66
20.00 – 20.99	729	6 years	20.00	729	20.00
21.00 – 21.99	381	5 years	21.76	381	21.76

Total	220,931			212,686

There were no stock options awarded during the year ended March 31, 2009.
The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2009	2008	2007
Risk-free interest rate	N/A	4.3%	4.5%
Volatility	N/A	31.2%	19.0%
Annual dividends	N/A	$0.29	$0.32
Expected life of option grants	N/A	7 yrs	7 yrs
Under the provisions of SFAS No. 123R, the Company recorded compensation expense of $0.3 million in fiscal 2009. As of March 31, 2009, the total remaining unrecognized compensation cost related to stock options granted under the Company’s plan was $28 thousand, which is expected to be recognized over a weighted-average vesting period of 10 months.
Performance Compensation Plan. In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. This plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants. Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time. Payments are made as soon as practicable after the end of the fiscal year in which amounts vest. In fiscal year 2008, the Company granted its first awards under the new Plan. The total fair value of options granted was $0.4 million. The amount of compensation expense recognized in fiscal year 2009 and 2008 were $0.2 million and $0.1 million, respectively.
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

The Bank had outstanding commitments at March 31 as follows (in thousands):

	2009	2008

Commitments to originate mortgage loans	$38,056	$81,754
Commitments to originate commercial and consumer loans	4,616	4,236
Lines of credit	16,028	24,518
Letters of credit	4,164	4,518

Total	$62,864	$115,026

At March 31, 2009, of the $62.9 million in outstanding commitments to originate loans, $33.5 million represented construction loans at a weighted average rate of 3.74%, $3.8 million represented commitments to originate commercial real estate loans at a weighted average rate of 6.66% and $0.8 million represented one-to-four family residential loans at a weighted average rate of 5.15%.
The balance of commitments on commercial and consumer loans at March 31, 2009 is primarily undisbursed funds from approved unsecured commercial lines of credit. All such lines carry adjustable rates mainly tied to prime.
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
Lease Commitments. Rentals under long term operating leases for certain branches aggregated approximately $1.6 million, $1.4 million and $0.9 million for fiscal year 2009, 2008 and 2007, respectively. As of March 31, 2009, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2018 follow (in thousands):

Minimum
Year Ending March 31,	Rental

2010	$1,550
2011	1,546
2012	1,352
2013	1,187
2014	1,020
Thereafter	2,058

$8,713

The Bank also has, in the normal course of business, commitments for services and supplies.
Legal Proceedings. From time to time, Carver Federal is a party to various legal proceedings incidental to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2009, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

NOTE 15. FAIR VALUE MEASUREMENTS
On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,”(“SFAS No. 157”) which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No.157 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
• Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
• Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
• Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2009, and that are included in the Company’s Consolidated Statement of Financial Condition:

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$452	$452
Securities available for sale	$—	$59,928	$45	$59,973
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.01% of the Company’s total assets at March 31, 2009.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the year ended March 31, 2009:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2008	$605	$45
Additions	80	—
Total unrealized loss	(233)	—

Ending balance, March 31, 2009	$452	$45

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107 “Disclosures about Fair Value of Financial Instruments” requires the Bank to disclose, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is determined using SFAS 157 concepts discussed above. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The estimation methodologies used and the estimated fair values and carrying values of the Bank’s financial instruments are set forth below:
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
Commitments
The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2009 approximates the fees received. The fair value is not considered material.
The carrying amounts and estimated fair values of the Bank’s financial instruments at March 31 are as follows (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,341	$13,341	$27,368	$27,368
Investment securities available-for-sale	260	260	1,525	1,525
Mortgage backed securities available-for-sale	59,713	59,713	19,340	19,340
Mortgage backed securities held-to-maturity	14,808	14,528	17,307	17,167
Loans receivable	634,010	649,219	627,231	644,702
Loans held-for-sale	21,105	22,467	23,767	24,084
Accrued interest receivable	3,697	3,697	4,063	4,063
Mortgage servicing rights	452	452	605	605
Financial Liabilities:
Deposits	$603,416	$610,455	$654,663	$660,813
Advances from FHLB of New York	71,614	71,592	15,249	15,191
Other borrowed money	43,403	46,179	43,375	44,984
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
NOTE 17. VARIABLE INTEREST EARNINGS
The Holding Company’s subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R). Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc. Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a .01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under FIN 46(R) based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event under FIN 46(R), the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At March 31, 2009, Carver has not recorded any liability with respect to this obligation in accordance with SFAS No. 5 “Accounting for Contingencies”.
With respect to the remaining $40 million of NMTC awards, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary under FIN 46(R). Accordingly, all of these special purpose entities are consolidated were consolidated in the Bank’s Statement of Financial Condition as of March 31, 2009 and 2008 resulting in the consolidation of assets of approximately $36.9 million and $ 30.7 million, respectively.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2009 and 2008 (in thousands, except per share data):

	June 30	September 30	December 31 (1)	March 31
Fiscal 2009
Interest income	$11,119	$10,543	$10,421	$9,917
Interest expense	(4,861)	(4,342)	(4,007)	(3,296)

Net interest income	6,258	6,201	6,414	6,621
Provision for loan losses	(169)	(170)	(431)	(1,933)
Non-interest income	1,748	1,571	1,195	661
Non-interest expense	(7,366)	(7,305)	(7,733)	(8,373)
Goodwill Impairment	—	—	(7,055)	—
Income tax benefit	322	422	550	1,908
Minority interest, net of taxes	(138)	(98)	(124)	—

Net income (loss)	$655	$621	$(7,184)	$(1,116)

Earnings (loss) per common share
Basic	$0.28	$0.25	$(2.63)	$(0.48)
Diluted	$0.27	$0.25	$(2.63)	$(0.48)

Fiscal 2008
Interest income	$11,968	$12,088	$12,309	$11,767
Interest expense	(5,315)	(5,625)	(5,992)	(5,724)

Net interest income	6,653	6,463	6,317	6,043
Provision for loan losses	—	—	(222)	—
Non-interest income	1,137	1,453	3,178	2,093
Non-interest expense	(6,504)	(7,196)	(7,963)	(8,207)
Income tax benefit (expense)	(143)	44	268	712
Minority interest, net of taxes	—	—	—	(146)

Net income	$1,143	$764	$1,578	$495

Earnings per common share
Basic	$0.46	$0.31	$0.63	$0.20
Diluted	$0.44	$0.30	$0.62	$0.20

(1)	Net income as originally reported on Form 10Q for the quarter ended December 31, 2008 was adjusted by $0.7 million as a result of goodwill adjustment.
NOTE 19. CARVER BANCORP, INC. — PARENT COMPANY ONLY
CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2009	2008

Assets
Cash on deposit with subsidiaries	$1,090	$384
Investment in subsidiaries	77,930	68,916
Other assets	644	32

Total Assets	$79,664	$69,332

Liabilities and Stockholders’ Equity
Borrowings	$13,403	$13,376
Accounts payable to subsidiaries	1,877	1,945
Other liabilities	107	113

Total liabilities	$15,387	$15,434

Stockholders’ equity	64,281	53,898

Total Liabilities and Stockholders’ Equity	$79,668	$69,332

CONDENSED STATEMENTS OF INCOME (in thousands):

	Years Ended March 31,
	2009	2008	2007
Income
Equity in net income (loss) from	$(8,527)	$5,089	$2,790
Other income	23	34	34

Total income (loss)	(8,504)	5,123	2,824

Expenses
Interest Expense on Borrowings	784	1,185	1,196
Salaries and employee benefits	152	157	180
Shareholder expense	764	664	439
Other	22	35	10

Total expense	1,722	2,041	1,825

Income (loss) before income taxes	(10,226)	3,082	999
Income tax benefit	(3,202)	(881)	(1,099)

Net Income (loss)	$(7,024)	$3,963	$2,098

CONDENSED STATEMENTS OF CASH FLOW (in thousands):

	Years Ended March 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(7,024)	$3,963	$2,098
Adjustments to reconcile net income to net cash from operating activities:
(Equity) loss in net income of Subsidiaries	8,608	(5,224)	(2,790)
Income taxes from the Bank	(3,202)	(892)	(1,099)
Increase in A/R from Sub	(621)	—	—
Decrease (increase) in other assets	16	(16)	—
Increase (decrease) in accounts payable to subsidiaries	(68)	1,654	225
Decrease in other liabilities	(6)	(62)	(83)
Other, net	—	168	(13)

Net cash used in operating activities	(2,297)	(409)	(1,662)

Cash Flows From Investing Activities
Dividends Received from Bank	3,200	1,700	3,201
Receipt of TARP	18,980	—	—

Net cash provided by investing activities	22,180	1,700	3,201

Cash Flows From Financing Activities
Increase in borrowings	27	—	—
Purchase of treasury stock, net	(159)	(331)	(321)
Dividends paid	(1,065)	(975)	(878)
Push Down of TARP funds	(17,980)	—	—

Net cash used in financing activities	(19,177)	(1,306)	(1,199)

Net increase (decrease) in cash	706	(15)	340

Cash and cash equivalents — beginning	384	399	59

Cash and cash equivalents — ending	$1,090	$384	$399

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2009, the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including the Company’s Chief Executive Officer and Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Parent Company and the subsidiary banks; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
As of March 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of March 31, 2009 is effective using these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Holding Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company’s Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Mr. Thomas Sperzel, Senior Vice President and Controller, has resigned his position with the Holding Company and the Bank.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
I. List of Documents Filed as Part of this Annual Report on Form 10-K
A.	The following consolidated financial statements are included in Item 8 of this annual report:
1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Statement of Financial Condition as of March 31, 2009 and 2008
3.	Consolidated Statements of Operations for the years ended as of March 31, 2009, 2008 and 2007
4.	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2009, 2008 and 2007
5.	Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
6.	Notes to Consolidated Financial Statements.
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

CARVER BANCORP, INC.

July 2, 2009	By:	/s/ Deborah C. Wright Deborah C. Wright
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 2, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Deborah C. Wright Deborah C. Wright	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas Sperzel Thomas Sperzel	Senior Vice President and Controller (Principal Accounting Officer)

/s/ Carol Baldwin Moody Carol Baldwin Moody	Director

/s/ Dr. Samuel J. Daniel Samuel J. Daniel	Director

/s/ David L. Hinds David L. Hinds	Director

/s/ Robert Holland, Jr. Robert Holland, Jr.	Lead Director

/s/ Pazel Jackson Pazel G. Jackson, Jr.	Director

/s/ Edward B. Ruggiero Edward B. Ruggiero	Director

/s/ Robert R. Tarter Robert R. Tarter	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.2	Agreement and Plan of Merger dated as of April 5, 2006 by and between Carver Bancorp, Inc., Carver Federal Savings Bank and Community Capital Bank (3)

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (10)

4.1	Stock Certificate of Carver Bancorp, Inc. (1)

4.2	Federal Stock Charter of Carver Federal Savings Bank (1)

4.3	Bylaws of Carver Federal Savings Bank (1)

4.4	Amendments to Bylaws of Carver Federal Savings Bank (2)

4.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (4)

4.6	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (4)

10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1) (*)

10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9) (*)

10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9) (*)

10.4
Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4 (9) (*)

10.5	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1) (*)

10.6	Carver Federal Savings Bank Retirement Plan for Non-employee Directors, effective as of October 24, 1994 (1) (*)

10.7	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1) (*)

10.8	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1) (*)

10.9	Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (11) (*)

10.10	Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (11) (*)

Exhibit
Number	Description

10.11	Securities Purchase Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

10.12	Registration Rights Agreement by and among Carver Bancorp, Inc., Morgan Stanley & Co. Incorporated and Provender Opportunities Fund L.P. (5)

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

10.24	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)

10.25	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (11) (*)

10.26	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)

10.27	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (11)

Exhibit
Number	Description

10.28	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12) (*)

10.29	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (12) (*)

10.30	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (14) (*)

10.31	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 (15) (*)

10.32	Amendment to the Carver Bancorp, In. Stock Incentive Plan (16) (*)

10.33	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (16) (*)

10.34	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Bancorp, Inc. and Deborah C. Wright (16) (*)

10.35	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Federal Savings Bank and Deborah C. Wright (16) (*)

14	Code of ethics (13)

21.1	Subsidiaries of the Registrant

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

33.1	Consent of Independent Registered Public Accounting Firm

(*)	Management Contract or Compensatory Plan.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(3)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K, dated April 6, 2006.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(5)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K, dated January 14, 2000.

(6)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(7)	Incorporated herein by reference to the Registrant’s Proxy Statement dated January 25, 2001.

(8)	Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K, dated December 19, 2008.

(11)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(15)	Incorporated herein by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

(16)
Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.