Form 10-Q
period 2009-06-30
CARVER BANCORP INC
filed 2009-08-18
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,470,072

Class	Outstanding at August 14, 2009

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,100	$8,251
Money market investments	952	5,090

Total cash and cash equivalents	18,052	13,341

Securities:
Available-for-sale, at fair value (including pledged as collateral of $54,237 and $59,928 at June 30, 2009 and March 31, 2009, respectively)	54,685	59,973
Held-to-maturity, at amortized cost (including pledged as collateral of $14,087 and $14,342 at June 30, 2009 and March 31, 2009, respectively; fair value of $14,244 and $14,528 at June 30, 2009 and March 31, 2009, respectively)	14,474	14,808

Total securities	69,159	74,781

Loans held-for-sale	21,069	21,105

Loans receivable:
Real estate mortgage loans	592,611	581,987
Commercial business loans	64,789	57,398
Consumer loans	1,535	1,674
Allowance for loan losses	(7,369)	(7,049)

Total loans receivable, net	651,566	634,010

Office properties and equipment, net	14,888	15,237
Federal Home Loan Bank of New York stock, at cost	4,945	4,174
Bank owned life insurance	9,561	9,481
Accrued interest receivable	3,591	3,697
Core deposit intangibles, net	342	380
Other assets	16,465	15,222

Total assets	$809,638	$791,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$605,144	$603,416
Advances from the FHLB-New York and other borrowed money	131,110	115,017
Other liabilities	9,005	8,657

Total liabilities	745,259	727,090

Stockholders’ equity:
Preferred stock (TARP) (par value $0.01 per share, 2,000,000 shares authorized; 18,980 shares, with a liquidation preference of $1,000.00 per share, issued and outstanding as of June 30, 2009and March 31, 2009)	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,470,072 and 2,475,037 shares outstanding at June 30, 2009 and March 31, 2009, respectively)	25	25
Additional paid-in capital	24,219	24,214
Retained earnings	22,096	21,898
Unamortized awards of common stock under ESOP Treasury stock, at cost (49,972 and 49,654 shares at June 30, 2009 and March 31, 2009, respectively)	(696)	(760)
Accumulated other comprehensive loss	(245)	(19)

Total stockholders’ equity	64,379	64,338

Total liabilities and stockholders’ equity	$809,638	$791,428

See accompanying notes to unaudited consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Interest Income:
Loans	$9,100	$10,453
Mortgage-backed securities	743	561
Investment securities	60	66
Money market investments	10	39

Total interest income	9,913	11,119

Interest expense:
Deposits	2,037	4,139
Advances and other borrowed money	986	722

Total interest expense	3,023	4,861

Net interest income	6,890	6,258

Provision for loan losses	688	169

Net interest income after provision for loan losses	6,202	6,089

Non-interest income:
Depository fees and charges	717	668
Loan fees and service charges	228	417
Gain on loans	43	247
Other	165	416

Total non-interest income	1,153	1,748

Non-interest expense:
Employee compensation and benefits	3,119	3,414
Net occupancy expense	987	1,016
Equipment, net	584	615
Consulting fees	207	165
Federal deposit insurance premiums	793	31
Other	1,367	2,094

Total non-interest expense	7,057	7,335

Income before income taxes and minority interest	298	502
Income tax benefit	(396)	(322)
Minority interest, net of taxes	—	138

Net income	$694	$686

Earnings per common share:
Basic	$0.18	$0.28

Diluted	$0.18	$0.27

See accompanying notes to unaudited consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

						Accumulated
	TARP		Additional			Other	Total Stock-
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Holders’
	Stock	Stock	Capital	Stock	Earnings	Loss	Equity
Balance—March 31, 2009	18,980	25	24,214	(760)	21,898	(19)	64,338
Net income	—	—	—	—	694	—	694
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	(226)	(226)

Comprehensive income (loss), net of taxes:	—	—	—	—	694	(226)	468
Common Dividends paid	—	—	—	—	(247)	—	(247)
TARP Preferred Dividends paid	—	—	—	—	(237)	—	(237)
Treasury stock activity	—	—	5	64	—	—	69
Stock based compensation	—	—	—	—	(12)	—	(12)

Balance—June 30, 2009	18,980	25	24,219	(696)	22,096	(245)	64,379

See accompanying notes to unaudited consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
OPERATIONS
Net income	$694	$686
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	688	169
Stock based compensation expense	12	35
Depreciation and amortization expense	483	454
Amortization of premiums and discounts	53	52
Loss from sale of real estate owned	34	12
Gain on loans	(43)	(247)
Originations of loans held-for-sale	(386)	(9,097)
Proceeds from sale of loans held-for-sale	386	9,889
Changes in assets and liabilities:
Decrease in accrued interest receivable	106	271
Decrease in loan premiums and discounts and deferred charges	33	41
Increase in premiums and discounts — securities	158	75
(Increase) decrease in other assets	(1,582)	7,500
Increase (decrease) in other liabilities	348	(749)

Net cash provided by operating activities	984	9,091

INVESTING ACTIVITIES
Purchase of available-for-sale securities	—	(12,446)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	4,779	1,490
Held-to-maturity	326	669
Originations of loans held-for-investment	(36,462)	(43,225)
Loans purchased from third parties	(3,163)	—
Principal collections on loans	21,562	40,675
(Purchase) redemption of FHLB-NY stock	(771)	(642)
Additions to premises and equipment	(134)	(433)
Proceeds from sale of real estate owned	268	1,061

Net cash used in investing activities	(13,595)	(12,851)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,728	(21,199)
Net borrowing of FHLB advances and other borrowings	16,078	13,993
Common stock repurchased	—	(101)
Dividends paid	(484)	(248)

Net cash provided by (used in) financing activities	17,322	(7,555)

Net increase (decrease) in cash and cash equivalents	4,711	(11,315)
Cash and cash equivalents at beginning of period	13,341	27,368

Cash and cash equivalents at end of period	$18,052	$16,053

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(359)	$(373)
Cash paid for-
Interest	$5,617	$4,877
Income taxes	$—	$40
See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Organization
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), incorporated in May 1996, is the holding company for Carver Federal Savings Bank (the “Bank” or “Carver Federal”). Carver Federal’s material subsidiaries include Carver Community Development Corp. (“CCDC”) and CFSB Realty Corp. The Bank also has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
Carver Federal was founded to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. Today, Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. The Bank remains headquartered in Harlem, and predominantly all of its nine branches and eight stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment. Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans, small business loans and other investments permitted by federal savings banks.
The Bank formalized its many community focused investments on August 18, 2005, by forming CCDC. CCDC oversees the Bank’s participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC is now coordinating the Bank’s development of an innovative approach to reach the unbanked customer market in Carver Federal’s communities. Importantly, CCDC spearheads the Bank’s applications for grants and other resources to help fund these important community activities. In this regard, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards. In June 2006, Carver Federal was selected by the U.S. Department of the Treasury (the “Treasury”) to receive an award of $59 million in New Market Tax Credits (“NMTC”). In May 2009, Carver Federal was selected to receive a second NMTC award in the amount of $65 million. These credits enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community. The NMTC award provides substantive credits to Carver Federal against Federal income taxes when the Bank makes qualified investments. For additional information regarding Carver Federal’s NMTC, refer to Item 7, “New Market Tax Credit Award.”
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending—related commitments, valuation on mortgage servicing rights (“MSR”), goodwill and intangibles, pensions, assessment of other than temporary impairment and the fair value of financial instruments. The current economic environment has increased the uncertainty inherent in these estimates. Actual results could differ from these estimates.
The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as previously filed with the SEC. The consolidated results of operations and other data for the three-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2010 (“fiscal 2010”).
B) Reclassifications
Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.
(3) Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In calculating EPS for the quarter ended June 30, 2009, dividends paid pursuant to the Company’s participation in the United States, Department of Treasury Troubled Asset Relief Program, Capital Purchase Program (“TARP CPP”) reduced the income available to common shareholders, there by reducing EPS for June 30, 2009 compared to June 30, 2008. Further, income available to common shareholders was reduced by dividend paid to unvested restricted shares granted under the Company’s Management Recognition Plan (“MRP”) which are participating securities in accordance with the FSP EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding.  For the quarters ended June 30, 2009 and 2008, respectively, 19,321 and 37,730 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period. The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.
(4) Accounting for Stock Based Compensation
The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Stock-based compensation expense and the related tax benefit recognized for the quarter ended June 30, 2009 and June 30, 2008 totaled $12,000 and $18,000, respectively.
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
Under Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Post-retirement Plans- an amendment of SFAS Statement Nos. 87, 88, 106 and 132(R)”, actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost. In addition, under SFAS No. 158 the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year end. The company had used a December 31 measurement date for its pension, as permitted by SFAS Nos. 87 and 106. In accordance with SFAS No. 158, the Company has adopted a fiscal year-end measurement date on March 31, 2009.
(6) Common Stock Dividend
On August 14, 2009, the Board of Directors of the Holding Company declared, for the quarter ended June 30, 2009, a cash dividend of ten cents $0.10 per common share outstanding. The dividend is payable on September 14, 2009 to stockholders of record at the close of business on September 1, 2009.
(7) Investment Securities
Effective April 1, 2009, we adopted FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing other-than-temporary-impairment, or OTTI, guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP modifies the existing requirements for recognizing OTTI on debt securities but does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. As of June 30, 2009, we have not recognized OTTI on any debt securities. Our adoption of FSP No. 115-2 and FAS 124-2 did not have a material impact on our financial condition or results of operations.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$36,175	$21	$(618)	$35,578
Federal Home Loan Mortgage Corporation	12,836	354	(5)	13,185
Federal National Mortgage Association	5,382	137	(1)	5,518
Other	473	3	(73)	403

Total mortgage-backed securities	54,866	515	(697)	54,684
U.S. Government Agency Securities	—	—	—	—

Total available-for-sale	54,866	515	(697)	54,684

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	458	33	—	491
Federal Home Loan Mortgage Corporation	9,675	15	(48)	9,642
Federal National Mortgage Association	3,801	42	(270)	3,573

Total mortgage-backed securities	13,934	90	(318)	13,706
Other	541	—	(3)	538

Total held-to-maturity	14,475	90	(321)	14,244

Total securities	$69,341	$605	$(1,018)	$68,928

The following is a summary of securities at March 31, 2009
(in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$39,252	$26	$(486)	$38,792
Federal Home Loan Mortgage Corporation	5,847	185	(2)	6,030
Federal National Mortgage Association	13,872	493	(8)	14,357
Other	571	—	(37)	534

Total mortgage-backed securities	59,542	704	(533)	59,713
U.S. Government Agency Securities	254	6	—	260

Total available-for-sale	59,796	710	(533)	59,973

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	488	27	—	515
Federal Home Loan Mortgage Corporation	10,292	17	(153)	10,156
Federal National Mortgage Association	3,870	80	(248)	3,702

Total mortgage-backed securities	14,650	124	(401)	14,373
Other	158	—	(3)	155

Total held-to-maturity	14,808	124	(404)	14,528

Total securities	$74,604	$834	$(937)	$74,501

The unrealized losses and fair value of securities in an unrealized loss position at June 30, 2009 for less than 12 months and 12 months or longer were as follows:
(in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(597)	$27,125	$(99)	$1,433	$(696)	$28,558

Total available-for-sale	(597)	27,125	(99)	1,433	(696)	28,558

Held-to-Maturity:
Mortgage-backed securities	(269)	2,049	(49)	8,237	$(318)	10,286
Other	—	—	(3)	150	(3)	150

Total held-to-maturity	(269)	2,049	(52)	8,387	(321)	10,436

Total securities	$(866)	$29,174	$(151)	$9,820	$(1,017)	$38,994

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

(8) Fair Value Measurements
On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1— Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2— Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3— Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2009 and 2008, and that are included in the Company’s Consolidated Statement of Condition:

	Fair Value Measurements at June 30, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$496	$496
Securities available for sale	$—	$54,640	$45	$54,685

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$452	$452
Securities available for sale	$—	$59,928	$45	$59,973
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at June 30, 2009.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2009:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2009	$451	$45
Additions	—	—
Total unrealized gain	45	—

Ending balance, June 30, 2009	$496	$45

(9) Fair Value of Financial Instruments
Effective April 1, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes in the methods and significant assumptions used during the period. Since the provisions of FSP No. 107-1 and APB 28-1 are disclosure related, our adoption did not have an impact on our financial condition or results of operations.
Quoted market prices available in formal trading marketplaces are typically the best evidence of fair value of financial instruments. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, fair values are derived or estimated based on a variety of valuation techniques in the absence of quoted market prices. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value. As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.
The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and March 31, 2009 are as follows:

	June 30, 2009		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$18,052	$18,052	$13,341	$13,341
Investment securities available-for-sale	—	—	260	260
Mortgage backed securities available-for-sale	54,685	54,685	59,713	59,713
Mortgage backed securities held-to-maturity	14,474	14,244	14,808	14,528
Loans receivable	651,566	669,225	634,010	649,219
Loans held-for-sale	21,069	21,784	21,105	22,467
Accrued interest receivable	3,591	3,591	3,697	3,697
Mortgage servicing rights	496	496	452	452
Financial Liabilities:
Deposits	$605,144	$611,841	$603,416	$610,455
Advances from FHLB of New York	87,707	90,008	71,614	71,592
Other borrowed money	43,403	44,749	43,403	46,179

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
(10) Variable Interest Entities
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
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a .01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under FIN 46(R) based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event under FIN 46(R), the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At June 30, 2009, Carver has not recorded any liability with respect to this obligation in accordance with SFAS No. 5 “Accounting for Contingencies”.
With respect to the remaining $40 million of NMTC awards, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary under FIN 46(R). Accordingly, all of these special purpose entities are consolidated were consolidated in the Bank’s Statement of Financial Condition as of June 30,, 2009 and March 31, 2009 resulting in the consolidation of assets of approximately $44.6 million and $ 36.9 million, respectively.

(11) Impact of Recent Accounting Standards and Interpretations
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the concept of a qualifying special-purpose entity; change the requirements for derecognizing financial assets; and require additional disclosures. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 167 amends FIN 46(R) and changes the consolidation guidance applicable to a variable interest entity. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. SFAS No. 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 166 and SFAS No. 167 are effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. We are currently evaluating the impact SFAS No. 166 and SFAS No. 167 will have on our financial condition and results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 provides for the FASB Accounting Standards CodificationTM, or the Codification, to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 will impact our future disclosures since all future references to authoritative accounting literature will be references to sections within the Codification.
In April 2009, the FASB issued three final FSPs that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provide additional guidance with respect to accounting for, and presenting, impairment losses on securities.
FSP FAS 157-4 addresses the determination of fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement as set forth in SFAS No. 157, i.e., to reflect how much an asset would be sold for in an orderly transaction (the exit price, as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. It specifically reaffirms the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.
FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for financial instruments held by public companies. Prior to issuing this FSP, fair values for such instruments were disclosed only once a year. The FSP now requires quarterly disclosures that provide qualitative and quantitative information about fair value estimates for those financial instruments.
FSP FAS 115-2 and FAS 124-2, which relate to other-than-temporary impairment, are intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not intended or expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. A cumulative-effect adjustment is required to be recorded at the adoption date of the FSPs with respect to certain previously recognized OTTI.
Each of the aforementioned FSPs is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of FSP 157-4 had an immaterial effect on its fair value estimates. The effect of adopting FSP FAS 115-2 is disclosed in Note 7. The additional disclosures required by FSP FAS 107-1 and APB 28-1 are provided in Note 9.
(12) Subsequent Events
In accordance with SFAS No. 165, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (August 18, 2009). The Company has determined that there are no such subsequent events to report.

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

Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company or management makes may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. For a discussion of additional factors that could adversely affect the Company’s future performance, see “Item 1A — Risk Factors”.
Overview
The following should be read in conjunction with the audited Consolidated Financial Statements, the notes thereto and other financial information included in the Company’s 2009 Form 10-K.
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

Carver Federal’s net income, like others in the banking industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Carver Federal’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by incremental provisions for loan losses, if any, non-interest income, operating expenses and tax benefits from the NMTC award. Carver Federal engages in a wide range of consumer and commercial banking services. Carver Federal provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City. In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking including online bill pay, and telephone banking.
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
The Bank’s primary lending market includes Bronx, Kings, New York and Queens counties in New York City, and lower Westchester County, New York. Although the Bank’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act (“CRA”). Carver Federal’s larger competitors have greater financial resources, name recognition and market presence. The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions. The Bank’s most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank’s competitors have substantially greater resources and offer a wider array of financial services and products. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and increasing its near-term profitability. Carver Federal’s 60 year history in its market area, its community involvement, relationships with key constituents, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.
During the first half of 2009, the national economy remained in a recession, highlighted by the continuing deterioration of the housing and real estate markets and rising unemployment. Although there was a continued deterioration of the economy in the first quarter of 2009, this period represented an improvement over prior quarters, during which time the disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively. Concern for the stability of the banking and financial systems resulted in unprecedented government intervention including, but not limited to, the passage of the Emergency Economic Stabilization Act of 2008, or (“EESA”), the implementation of the Capital Purchase Program, or (“CPP”), the Temporary Liquidity Guarantee Program, or(“TLGP”), the Troubled Asset Relief Program, or (“TARP”), the Commercial Paper Funding Facility, or (“CPFF”), the Capital Assistance Program, or (“CAP”), the Supervisory Capital Assessment Program, or (“SCAP”), and the Public-Private Investment Program, or (“PPIP”), which are described in greater detail in Part II, “Item 1A - Risk Factors”.
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

Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $9.6 million from its $40.0 million investment over the next five years.
With the Bank’s most recent NMTC award in May 2009, the utilization of this award allows the Bank to receive additional NMTC tax benefits of 39% on the $65.0 million directly invested, or approximately $25.4 million, over the next seven years.
Critical Accounting Policies
Note 1 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2009 included in its 2009 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodology for determining the allowance for loan losses, evaluation of realization of deferred tax assets and assessment of asset impairment judgments, including other than temporary declines in the value of the Company’s investment securities, involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2009 Form 10-K.
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates.  On a quarterly basis the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  When a company intends to sell an investment security, the company recognizes an impairment loss equal to the full difference between amortized cost basis and fair value of that security. When the company does not intend to sell a security in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or the financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience.  However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.  At June 30, 2009, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment securities portfolio.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of June 30, 2009. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.
Carver Federal maintains a loan review system, which includes periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans and type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.

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
Stock Repurchase Program
In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. Through June 30, 2009, the Company purchased a total of 176,174 shares at an average price of $15.72. For the quarter ended June 30, 2009, the Company did not engage in stock repurchase transactions. Pursuant to Carver’s participation in the TARP CPP, the Company is prohibited from repurchasing shares of common stock without the Treasury’s prior consent until, the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred.
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

Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of June 30, 2009. Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. At June 30, 2009, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $29.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the quarter ended June 30, 2009, total cash and cash equivalents increased by $4.7 million reflecting cash used in investing activities of $13.6 million, offset by cash provided by financing activities of $17.3 million and cash provided by operating activities of $1.0 million.
Net cash used in investing activities was $13.6 million, primarily represents cash disbursed to fund loan originations of $36.5 million, offset partially by principal collections on loans of $21.6 million and proceeds from principal payments/maturities/calls of securities of $5.1 million. Net cash provided by financing activities was $17.3 million, primarily resulted from increases in deposits of $1.7 million and borrowings of $16.1 million. Net cash provided by operating activities during this period was $1.0 million, primarily representing increase in other assets.
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
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2009, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents certain information relating to the Bank’s regulatory capital compliance at June 30, 2009 (dollars in thousands):

	Tangible Equity		Core Capital		Risk-Based Capital
		% of		% of		% of
		Adj.		Adj.		Adj.
	Amount	Assets	Amount	Assets	Amount	Assets
Capital level	$76,058	9.39%	$76,135	9.39%	$83,505	12.50%
Less required capital level	12,155	1.50%	32,416	4.00%	53,437	8.00%

Excess capital	$63,903	7.89%	$43,719	5.39%	$30,068	4.50%

Comparison of Financial Condition at June 30, 2009 and March 31, 2009
Assets
At June 30, 2009, total assets increased $18.2 million, or 2.3%, to $809.6 million compared to $791.4 million at March 31, 2009, primarily as a result of increases in cash and cash equivalents of $4.8 million and gross loan receivable of $17.8 million, partially offset by decreases in investment securities of $5.6 million.
Cash and cash equivalents increased $4.8 million, or 36.1%, to $18.1 million at June 30, 2009 compared to $13.3 million at March 31, 2009, primarily due to a $8.8 million increase in cash and due from banks offset by a $4.2 million decrease in money market investments.
Total securities decreased $5.6 million, or 7.5%, to $69.2 million at June 30, 2009 compared to $74.8 million at March 31, 2009. Of the total decrease, available-for-sale securities decreased $5.3 million, or 8.8%, to $54.7 million and held-to-maturity securities decreased $0.3 million, or 2.0% to $14.8 million at June 30, 2009. The decreases in both available-for-sale and held-to-maturity securities were a direct result of principal repayments and maturities.
Total loans receivable, increased $17.8 million, or 2.7%, to $680.0 million at June 30, 2009 compared to $662.2 million at March 31, 2009. The increase was primarily the result of increases in multifamily loans of $16.5 million, business loans of $7.4 million and commercial real estate loans of $2.1 million, offset by decreases in construction loans of $5.7 million and one- to four- family loans of $2.1 million, The Bank continues to grow its loan portfolio through focusing on origination of loans in the markets it serves and will continue to augment these originations with loan participations.
At June 30, 2009, construction loans represented 20.3% of the Bank’s loan portfolio. Approximately 70.9% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”). CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area. The Bank’s construction lending activity is concentrated in the New York City market. In addition to real estate collateral, security for these loans consist of personal guarantees of the developer, 20% top loss guarantee by CPC, and a rental conversion option which allows the developments to be sold to the NYC Pension Fund. See the Company’s SEC Form 10-K for further details.
Although the New York City real estate market has been more resilient then other real estate markets in certain parts of the U.S., the local economic environment is experiencing significant unemployment, led by job losses on Wall Street and continued constraint in credit markets. During the three months ended June 30, 2009, local real estate market indicators showed increasing inventories, and longer marketing periods for sales, and prices reductions. The Bank will continue to closely monitor trends.
Liabilities and Stockholders’ Equity
Liabilities
Total liabilities increased $18.2 million, or 2.5%, to $745.3 million at June 30, 2009 compared to $727.1 million at March 31, 2009. The decrease in total liabilities was a direct result of a $16.1 million increase in FHLB-NY advances coupled with an increase of $1.7 million in customer deposits.
At June 30, 2009, deposits totaled $605.1 million, an increase of $1.7 million compared to $603.4 million at March 31, 2009. The increase in deposit balances was primarily the result of decreases in certificates of deposit of $3.7 million, offset by increases of $1.6 million in savings, $1.5 million in money market deposits and $2.3 million in demand deposit accounts. At June 30, 2009, the Bank had $25.0 million in brokered deposits.
Advances from the FHLB-NY increased $16.1 million, or 14.0%, to $131.1 million at June 30, 2009 compared to $115.0 million at March 31, 2009. The increase in advances was primarily used to meet the funding needs of the bank. At June 30, 2009, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow from the FHLB-NY an additional $29.7 million on a secured basis.
Stockholders’ Equity
Total stockholders’ equity at June 30, 2009 totaled $64.3 million, substantially unchanged compared to March 31, 2009. The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.

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
As of June 30, 2009, the Bank had outstanding loan commitments as follows (in thousands):

Commitments to fund construction mortgage loans	$31,853

Commitments to commercial and consumer loans	13,332

Lines of credit	7,724

Letters of credit	4,154

$57,063

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

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$667,230	$9,100	5.46%	$654,501	$10,453	6.39%
Mortgage-backed securities	70,159	743	4.24%	43,454	561	5.16%
Investment securities (2)	4,874	60	4.94%	4,656	66	5.69%
Other investments and federal funds sold	965	10	4.16%	7,501	39	2.09%

Total interest-earning assets	743,228	9,913	5.34%	710,112	11,119	6.26%
Non-interest-earning assets	52,737			78,692

Total assets	$795,965			$788,804

Interest Bearing Liabilities:
Deposits:
Now demand	$54,172	23	0.17%	$24,231	20	0.33%
Savings and clubs	119,239	66	0.22%	125,496	166	0.53%
Money market	43,674	147	1.35%	46,229	296	2.57%
Certificates of deposit	325,613	1,790	2.20%	391,008	3,643	3.74%
Mortgagors deposits	2,891	11	1.53%	3,314	14	1.69%

Total deposits	545,589	2,037	1.50%	590,278	4,139	2.81%
Borrowed money	120,276	986	3.29%	62,267	722	4.65%

Total interest-bearing liabilities	665,865	3,023	1.82%	652,545	4,861	2.99%
Non-interest-bearing liabilities:
Demand	58,406			53,658
Other liabilities	7,904			9,470

Total liabilities	733,735			715,673
Minority Interest	—			19,150
Stockholders’ equity	63,790			53,981

Total liabilities & stockholders’ equity	$795,965			$788,804

Net interest income		$6,890			$6,258

Average interest rate spread			3.52%			3.28%

Net interest margin			3.71%			3.53%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008
Overview
The Company reported consolidated net income of $0.7 million and diluted earnings per share of $0.18 for the quarter ended June 30, 2009 compared to net income of $0.7 million and diluted earnings per share of $0.27 for the prior year period.
Selected operating ratios for the three months ended June 30, 2009 and 2008 are set forth in the table below and the following analysis discusses the changes in components of operating results:
CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended
	June 30,
Selected Financial Data:	2009		2008
Return on average assets (1)	0.35%		0.35%
Return on average equity (2)	4.35		5.08
Net interest margin (3)	3.71		3.53
Interest rate spread (4)	3.52		3.28
Efficiency ratio (5)	87.74		91.62
Operating expenses to average assets (6)	3.55		3.72
Average equity to average assets (7)	8.01		6.84
Average interest-earning assets to average interest-bearing liabilities	1.12	x	1.09	x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.
Interest Income
Interest income decreased by $1.2 million, or 10.8%, to $9.9 million for the quarter ended June 30, 2009 compared to $11.1 million for the prior year period. The decrease in interest income reflects a decrease in yield on interest-earning assets of 92 basis points to 5.34% for the quarter ended June 30, 2009 compared to 6.26% for the prior year period. The decrease in yield on interest earning assets reflects decreases in yields on loans of 93 basis points and investment securities of 102 basis points while the yield on money market investments and federal funds sold increased by 309 basis points. The decrease in interest income was primarily the result of decreases in interest income on loans of $1.4 million while interest income on investment securities increased by $0.2 million.
Interest income on loans decreased by $1.4 million, or 12.9%, to $9.1 million for the quarter ended June 30, 2009 compared to $10.5 million for the prior year period. These results were primarily driven by a yield decrease of 93 basis points to 5.46% for the quarter ended June 30, 2009 compared to 6.39% for the prior year period, primarily due to lower yields on construction and small business loans tied to Libor and Prime rate indices, which have fallen by 189 bps and 105 bps, respectively, since June 30, 2008. Average loan balances increased $12.7 million to $667.2 million for the quarter ended June 30, 2009 compared to $654.5 million for the prior year period, primarily due to growth in commercial real estate loans of $34.3 million, business loans of $5.0 million and multifamily loans of $6.5 million offset by decreases in construction mortgages of $16.0 million and residential real estate by $16.9 million.

Interest income on securities increased by $0.2 million, or 28.1%, to $0.8 million for the quarter ended June 30, 2009 compared to $0.6 million for the prior year period. The increase in interest income on securities resulted primarily due to an increase of $26.9 million in average balance at June 30, 2009 when compared to the same period in the prior year. Of the total increase in average balances, mortgage backed securities accounted for $26.7 million. The yield on investment securities decreased by 94 basis points to 4.29% for the quarter ended June 30, 2009 compared to 5.23% for the prior year period.
Interest Expense
Total Interest expense decreased by $1.8 million, or 37.8%, to $3.0 million for the quarter ended June 30, 2009 compared to $4.9 million for the prior year period. The decrease in interest expense primarily reflects a 117 basis point decrease in the average cost of interest-bearing liabilities to 1.82% for the quarter ended June 30, 2009, compared to 2.99% for the prior year period. Average total interest-bearing liabilities increased $13.3 million to $665.9 million for the quarter ended June 30, 2009 compared to the prior year period. The total increase comprises an increase in total advances and borrowings of $58.0 million, offset by a decrease in total deposits of $44.7 million.
Interest expense on total deposits decreased $2.1 million, or 50.8%, to $2.0 million for the quarter ended June 30, 2009 compared to $4.1 million for the prior year period. The decrease reflects a 131 basis point reduction in the average cost of interest-bearing deposits to 1.50% for the quarter ended June 30, 2009 compared to 2.81% for the prior year period. The average balance of total deposits decreased $44.7 million to $545.6 million for the quarter ended June 30, 2009 compared to $590.3 million for the prior year period
Interest expense on advances and other borrowed money increased $0.3 million, or 36.6%, to $1.0 million for the quarter ended June 30, 2009 compared to $0.7 million for the prior year period. The decrease primarily reflects a 136 basis point reduction in the average cost of borrowed money to 3.29% for the quarter ended June 30, 2009 compared to 4.65% for the prior year period. The average balance of total borrowed money outstanding increased $58.0 million to $120.3 million for the quarter ended June 30, 2009 compared to $75.3 million for the prior year period.
Historically, the Bank’s customer deposits have provided a relatively low cost funding source from which its net interest income and net interest margin have benefited. In addition, the Bank’s relationship with various government and mission related entities has been a source of relatively stable and low cost funding.
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
Net interest income before the provision for loan losses increased $0.7 million, or 11.2%, to $6.9 million for the quarter ended June 30, 2009 compared to $6.2 million for the prior year period. This increase was a result of a decrease in the yield on average interest-earning assets of 92 basis points and an increase in the average balance of interest-bearing liabilities of $13.3 million. The result was a 23 basis point increase in the average interest rate spread to 3.52% for the quarter ended June 30, 2009 compared to 3.28% for the prior year period. The net interest margin increased to 3.71% for the quarter ended June 30, 2009 compared to 3.53% for the prior year period.
Provision for Loan Losses and Asset Quality
The Bank provided a $0.7 million loan loss provision for the quarter ended June 30, 2009 compared with $0.2 million provision for the prior year period. At June 30, 2009 and March 31, 2009, the Bank’s allowance for loan losses was $7.4 million and $7.0 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 29.4% at June 30, 2009 compared to 26.5% at March 31, 2009. The ratio of the allowance for loan losses to total loans was 1.12% at June 30, 2009 compared to 1.06% at March 31, 2009.
At June 30, 2009, non-performing assets totaled $25.3 million, or 3.12% of total assets compared to $27.1 million, or 3.42% of total assets at March 31, 2009, a decrease of $1.8 million largely due to a change in status of certain loans from non-performing to performing loans. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. The Company’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

Non-Interest Income
Non-interest income is comprised of depository fees and charges, loan fees and service charges, gains or losses from the sale of securities, loans and other assets and other non-interest income. Non-interest income decreased by $0.6 million, or 34%, to $1.1 million for the quarter ended June 30, 2009 compared to $1.7 million for the prior year period. The decrease was primarily due to reductions in gains on sale of loans and income from minority interest created by the NMTC transaction.
Non-Interest Expense
Non-interest expense decreased by $0.3 million, or 3.8%, to $7.0 million for the quarter ended June 30, 2009 compared to $7.3 million for the prior year period. The decrease was primarily related to decreases in other expenses of $0.7 million and employee compensation and benefits of $0.3 million, offset by an increase $0.7 million in FDIC assessment due to normal quarterly assessment increase coupled with industry-wide special assessment. The decrease in other expenses resulted from charges incurred in connection with the Community Capital Bank integration and system conversion that occurred in prior year period.
Income Tax Expense
The income tax benefit increased for the quarter ended June 30, 2009 compared to the prior year period, the income tax expense of $0.2 million was offset by the tax benefit generated by the NMTC investment totaling $0.5 million. The Bank’s NMTC award received in June 2006 has been fully invested. The Company expects to receive additional NMTC tax benefits of approximately $11.6 million from its $40.0 million investment through the period ending March 31, 2014.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2009 in Item 7A of the Company’s 2009 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at June 30, 2009 compared to March 31, 2009.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2009, the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Disclosure regarding legal proceedings to which the Company is a party is presented in Note 14 to the audited Consolidated Financial Statements in the 2009 Form 10-K and is incorporated herein by reference. There have been no material changes with regard to such legal proceedings since the filing of the 2009 Form 10-K.
ITEM 1A. Risk Factors
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“Form 10-K”). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.
Any future FDIC special assessments or increases in insurance premiums will adversely impact the Company’s earnings
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. The Company recorded an expense of $400,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, the Company’s FDIC general insurance premium expense will increase substantially compared to prior periods.
A legislative proposal has been introduced that would eliminate our primary federal regulator, require the Bank to convert to a national bank or state bank, and require the Company to become a bank holding company.
The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator. The proposal would also eliminate federal savings associations and require all federal savings associations, such as the Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation. If the Bank is required to convert to a national bank, the Company would become a bank holding company subject to supervision by the Board of Governors of the Federal Reserve System as opposed to the Office of Thrift Supervision. As of the date of this quarterly report on Form 10-Q, the legislative proposals contained in the Treasury white paper, including its proposal to eliminate the federal savings association charter, have not been formally considered by either house of the U.S. Congress. Accordingly, it is not clear whether the proposal to eliminate the federal savings association charter will become law.
ITEM 2. Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
Not applicable.
ITEM 6. Exhibits
The following exhibits are submitted with this report:

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Principal Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Principal Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: August 18, 2009	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2009	/s/ Naqi A. Naqvi
Naqi A. Naqvi
Vice President and Assistant Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 11.	Computation of Earnings Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Principal Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Principal Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.