Form 10-K/A
period 2009-03-31
CARVER BANCORP INC
filed 2009-11-10
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 001-13007
Carver Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3904174

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 West 125th Street, New York, NY	10027

(Address of Principal Executive Offices)	Zip Code
(212) 360-8820
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period t hat the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 2, 2009, there were issued and outstanding 2,474,719 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on November 2, 2009, is $13,639,124.

DOCUMENTS INCORPORATED BY REFERENCE
1. None

Explanatory Note
This Form 10-K/A is being filed by Carver Bancorp, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on July 2, 2009 to include the information required by Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Carol Baldwin Moody has been the Chief Compliance Officer of Nationwide Insurance since November, 2005. Prior to that, she was the Chief Compliance Officer for TIAA-CREF, a position she assumed in February 2004. In April 2000, she joined TCW/Latin America Partners, LLC as a Managing Director. From 1988 to 1997 she held several senior legal positions at Citibank and in 1997 she became Head of Compliance/Global Relationship Banking where she was responsible for assisting the business in its responsibilities to comply with all applicable laws, regulations, corporate policies and standards. She is a member of the Brister Society of the University of Pennsylvania. Ms. Baldwin Moody holds a B.S.E. from the Wharton School of the University of Pennsylvania and a J.D. from Columbia University.
Dr. Samuel J. Daniel is President and CEO of North General Hospital, a position he assumed in April 2001. From 1998 to 2001, Dr. Daniel was the Medical Director and Director of Medicine at North General Hospital. From 1994 to 1999, Dr. Daniel was the Program Director of the North General Hospital Internal Medicine Residency Program and the Hospital’s Chief of Gastroenterology. Dr. Daniel also holds the academic position of Associate Clinical Professor at Mount Sinai School of Medicine. Dr. Daniel is a Diplomate of the American Board of Internal Medicine and Gastroenterology and has various board memberships and affiliations with a number of distinguished medical and civic organizations.
David L. Hinds is a retired Managing Director of Deutsche Bank. During his extensive career at Deutsche Bank and Bankers Trust, Mr. Hinds led several operating divisions, a start-up technology division and a global marketing and sales organization. Most recently, he was Managing Director/Partner for Deutsche Bank’s Global Cash Management and Trade Finance Division, where he had profit and loss responsibility for all business activities including global sales, operations, product management, credit and technology. He was a board member of Independence Community Bank and the SBLI Mutual Life Insurance Company, past President of the Executive Leadership Council and Co-Founder of the Urban Bankers Coalition.
Robert Holland, Jr. is a General Partner of Williams Capital Partners, a private equity investment firm, a position which he assumed in 2003. Currently, Mr. Holland is raising capital for an unrelated fund for investing in mid-cap businesses in West Africa. Formerly, he was Chairman and Chief Executive Officer of Workplace Integrators, a Southeast Michigan company he acquired in June 1997 and built into one of the largest Steelcase Office Furniture dealerships in the United States. He divested this business in April 2001. Mr. Holland was formerly President and Chief Executive Officer of Ben & Jerry’s, Chairman and Chief Executive Officer of Rokher-J, Inc., a New York-based holding company that participates in business development projects and provides strategy development assistance to senior management of major corporations, and a partner with the consulting firm McKinsey & Company. Mr. Holland is a member of the Boards of Lexmark International, Inc., YUM Brands, Inc., Singapore-based Neptune Orient Lines and the Harlem Junior Tennis Program. Mr. Holland was formerly Vice Chairman of the Board of Trustees of Spellman College and was formerly a member of the Executive Board of the Harvard Journal of African-American Public Policy.
Pazel G. Jackson, Jr. Mr. Jackson has been a member of the Board of Directors of Carver Bancorp, Inc. and Carver Federal Savings Bank since 1997. Mr. Jackson retired as Senior Vice President of JPMorganChase in 2000. During his 37 year career in banking at JPMorganChase, Chemical Bank, Texas Commerce Bank and the Bowery Savings Bank, Mr. Jackson held several senior management positions. Most recently, from January 1995 to 2000, Mr. Jackson was responsible for mortgage market development throughout the United States for JPMorganChase. His prior positions included Senior Credit Officer of Chemical Mortgage Company, Business Manager of Chemical Mortgage Division, Chief Lending Officer of Bowery Savings Bank and Marketing Director of Bowery Savings Bank. Mr. Jackson is a licensed Professional Engineer with more than 16 years experience in design and construction. Mr. Jackson earned BCE and MCE degrees from the City College of New York, an MBA from Columbia University and a Doctorate in Business Policy Studies from Pace University in New York.

Edward B. Ruggiero is Senior Vice President and Treasurer of Time Warner Inc., where he is responsible for that company’s worldwide treasury activities including capital structure, capital markets, bank relations, treasury operations, real estate finance and risk management. Mr. Ruggiero joined Time Warner in 1996. Prior to that, he was Executive Vice President—Corporate Finance and Strategy for The Dime Savings Bank of New York, FSB. During his 14 years with Dime, he served in various management positions, including Controller, Chief Planning and Compliance Officer and Chief Operating Officer of its mortgage banking subsidiary. Mr. Ruggiero holds a B.S. from St. John’s University.
Robert R. Tarter was an Executive Vice President of the State Street Corporation, which he joined in 1994. Mr. Tarter held several executive level positions during his tenure with State Street, most recently as head of the Global Relationship Management Group and prior to that as head of Institutional Investor Services with responsibility for State Street’s U.S. investment servicing business for institutional clients. In February 2006, Mr. Tarter became responsible for State Street’s investment servicing business in Canada and for the U.S. benefits payments business. Before joining State Street Corporation, Mr. Tarter spent more that 20 years at Bankers Trust. Mr. Tarter is vice chairman of the board of the Partnership, Inc., and a member of the Executive Leadership Council.
Deborah C. Wright is Chairman, President and Chief Executive Officer of Carver and Carver Federal. The Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright has held the titles President & CEO since June 1, 1999. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she had held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City’s 189,000 public housing units. Ms. Wright serves on the boards of Kraft Foods Inc., Time Warner Inc., The Partnership for New York City, the Children’s Defense Fund and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.
Executive Officers of Carver and Carver Federal
Biographical information for Carver’s executive officers who are not directors is set forth below. Such executive officers are officers of Carver and Carver Federal. The information is provided as of November 2, 2009
Executive Officers
James Bason, 54, is Senior Vice President and Chief Lending Officer. He joined Carver in March 2003. Previously, Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986). At The Bank of New York, he was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing. At Barclays, Mr. Bason began his career in residential lending and eventually became the bank’s CRA officer. Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego.
James Carter, 59 is Senior Vice President of Operations of Carver Bancorp Inc. and Carver Federal Savings Bank. Mr. Carter joined Carver in August 2008 from TD Bank in New York where he served as Senior Vice President of Banking Services for 9 years. Prior to that, Mr. Carter served 4 years as Vice President of Retail Operations for Home Federal Savings Bank in New York and 20 years as Vice President and Senior Savings Officer at Columbia Federal Savings Bank in New York. Mr. Carter earned a B.S. in Business Administration and an MBA in Financial Management from IONA College in New Rochelle, NY.

Chris McFadden, 45 is Executive Vice President and Chief Financial Officer of Carver Federal Savings Bank. Prior to joining Carver in September 2009 Ms. McFadden was Chief Financial Officer and Chief Administrative Officer of Popular North America. Ms. McFadden has over 24 years of experience, combining her accounting and finance skills with her commercial banking experience. Prior to her joining Banco Popular in 2000, Chris held senior financial management positions at Hudson United Bancorp in New Jersey and Sovereign Bank in Pennsylvania. Chris served on the Board of Directors of the Banco Popular Foundation and previously served on the New York Advisory Board for Youth About Business and the New York Chapter of Operation Hope. Ms. McFadden is a certified Lean and Six Sigma practitioner. She received her MBA from St. Joseph’s University in Philadelphia, PA, with a concentration in Finance and earned her B.S. in Accounting from Albright College, Reading, PA.
Blondel A. Pinnock, 41, is Senior Vice President, Carver Federal Savings Bank and President of Carver Community Development Corporation. Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President of Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over a ten year background in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to her tenure at Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit ,where she assisted in the implementation of the City’s real estate tax programs for low, moderate and market rate projects. She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.
Mark A. Ricca, 52, is Executive Vice President, Chief Risk Officer and General Counsel of Carver Bancorp, Inc. and Carver Federal Savings Bank. Mr. Ricca joined Carver in 2008 after over twenty years of experience in the banking business. Prior to joining Carver, Mr. Ricca held several positions at New York Community Bancorp, Inc. and its principle subsidiary, New York Community Bank, beginning in 2000 and finishing in 2007 as its Executive Vice President, General Counsel and Assistant to the Chief Operating Officer, after which Mr. Ricca served as a legal consultant and lectured for Learning Dynamics. Prior to this Mr. Ricca held various positions at Haven Bancorp, Inc., and its principal subsidiary, CFS Bank, as Senior Vice President, Residential and Consumer Lending, Corporate Secretary, General Counsel and Chief Compliance Officer and was a partner in the law firm of Ricca & Donnelly. Prior to that, Mr. Ricca worked for General Electric Company, holding various positions in finance, auditing, management and financial sales. Mr. Ricca holds a Bachelor of Arts degree in economics from the University of Notre Dame, a juris doctorate, cum laude, Law Review and Jurisprudence Award recipient from St. Johns University, School of law, and an LL.M. from New York University, School of Law.
Margaret D. Roberts, 59, is Senior Vice President and Chief Human Resources Officer. Ms. Roberts joined Carver in November 1999 as Senior Vice President and Chief Administrative Officer from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources. Prior to that, Ms. Roberts was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. Ms. Roberts also has 10 years of systems and technology experience from various positions held at JP Morgan and Chase Manhattan Bank. Ms. Roberts earned a B.P.S. degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association and a Senior Professional in Human Resources by the Human Resource Certification Institute.
John F. Spencer. 44, is a Senior Vice President and Chief Retail Officer of Carver Federal Savings Bank. Mr. Spencer joined Carver in February 2009 from JP Morgan Chase where he was appointed Senior Vice President. At JP Morgan Chase, Mr. Spencer held several management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank’s Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer has a proven track record of operational excellence. He has significant experience in Retail Bank merger integration, and has also participated in Six Sigma Methodology projects. He earned a B.A. in Banking and Finance from Pace University.

General
The Board of Directors of the Company is committed to strong and effective corporate governance measures. The Board has developed, and continues to review, policies and practices covering the operation of the Board and its committees, including their composition and responsibilities, the conduct of Board meetings and the structure and role of the Board’s committees and related matters, including those discussed below and throughout this proxy statement. Among these measures are the following:
Independence. Under the Company’s Bylaws, at least three members of the Board must be independent under the criteria set forth in the Bylaws and, as a company listed on the Nasdaq Global Market, a majority of the Company’s Board must be independent under the criteria set forth in its listing requirements. In addition, pursuant to listing requirements of the NASDAQ Stock Market, the respective committee’s charter requires that all members of the Finance and Audit Committee must be independent and requires independent director oversight of the Nominating/Corporate Governance and Compensation Committees.
Lead Independent Director. The Board of Directors has created the position of lead independent director, whose primary responsibility is to preside over periodic executive sessions of the independent members of the Board of Directors. The lead independent director also prepares the agenda for meetings of the independent directors, serves as a liaison between the independent directors and management and outside advisors, and makes periodic reports to the Board of Directors regarding the actions and recommendations of the independent directors. The independent members of the Board of Directors have designated Robert Holland, Jr. to serve in this position for fiscal 2010.
Director Terms. Directors serve for three-year terms. See “Proposal One — Election of Directors — General.”
Executive Sessions. The Board of Directors holds executive sessions for non-employee directors only at which management is not present. These sessions are presided over by Robert Holland, Jr., the presiding independent director. In addition, the Finance and Audit Committee regularly holds executive sessions at which management is not present, including executive sessions with the Company’s independent auditors and internal auditors. Each director also has access to any member of management and the Company’s independent auditors.
Outside Advisors. The Board and its committees may retain outside advisors and consultants as they, in their discretion, deem appropriate.
Board Self-Evaluation. The Nominating/Corporate Governance Committee, among other things, reviews the Company’s and the Board’s governance profile. In addition, the Board and/or its committees regularly review their role and responsibilities, composition and governance practices.
Corporate Governance Principles
The Board of Directors adopted Corporate Governance Principles during the fiscal year ended March 31, 2004. From time to time the Board anticipates that it will revise the Corporate Governance Principles in response to changing regulatory requirements, evolving best practices and the concerns of the Company’s stockholders and other constituents. The Corporate Governance Principles are published on the Company’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage.
Director Independence Determination
The Board of Directors has determined that each of its non-management directors is independent according to the Board’s independence standards as set out in its Bylaws, Corporate Governance Principles, applicable rules of the SEC and the rules of the NASDAQ Stock Market. They are Carol Baldwin Moody, Dr. Samuel J. Daniel, David L. Hinds, Robert Holland, Jr., Pazel G. Jackson, Jr., Edward B. Ruggiero and Robert R. Tarter. Deborah C. Wright was determined not to be independent because she is currently an executive officer of the Company.

Communications with Board of Directors
The Board of Directors welcomes communications from stockholders. Interested parties may contact the Board of Directors at the following address:
Board of Directors
c/o Corporate Secretary
Carver Bancorp, Inc.
75 West 125th Street
New York, NY 10027
Communications may also be sent to individual directors at the above address.
The Company’s Secretary has the responsibility to collect mail for directors, forward correspondence directed to an individual director to that director in a timely manner, and to screen correspondence directed to multiple directors or to the full Board in order to forward it to the most appropriate committee chairperson or the full Board given the nature of the correspondence. Communications to the Board or any individual director that relate to the Company’s accounting, internal accounting controls or auditing matters will also be referred to the chairman of the Finance and Audit Committee. Other communications will be referred to the appropriate committee chairperson.
Financial Expert, Audit Committee Independence and Financial Sophistication
The Board of Directors has determined that Edward B. Ruggiero qualifies as an “audit committee financial expert” and is financially sophisticated, and that each member of the Finance and Audit Committee is independent within the meaning of applicable SEC rules and meets the definition of independence in Rule 4200(a)(15) of the NASDAQ Stock Market listing standards.
Director Selection Process
The Company’s Nominating/Corporate Governance Committee is charged with the responsibilities described under “Board and Committee Meetings—Nominating/Corporate Governance Committee.”
Among the Nominating/Corporate Governance Committee’s responsibilities is to identify and recommend to the Board candidates for election as directors. The committee considers candidates suggested by its members, other directors and stockholders as necessary in anticipation of upcoming director elections and other potential or expected Board vacancies. The committee is also authorized, at the expense of the Company, to retain search firms to identify candidates, as well as external legal, accounting or other advisors. The committee will provide guidance to search firms it retains about the particular qualifications the Board is then seeking. No search firms or other advisors were retained by the committee in fiscal 2009.
All director candidates, including stockholder nominees, are evaluated on the same basis. In determining the needs of the Board and the Company, the Nominating/Corporate Governance Committee considers the qualifications of sitting directors and consults with other members of the Board, the Chief Executive Officer (“CEO”) and, where appropriate, external advisors. Generally the committee believes that all directors should exemplify the highest standards of personal and professional integrity, should have broad experience in positions with a high degree of responsibility and the ability to commit adequate time and effort to serve as a director. Directors will assume the responsibility of challenging management through their active and constructive participation and questioning in meetings of the Board and its various committees, as well as in less formal contacts with management.

Director candidates, other than sitting directors, are interviewed by members of the committee and by other directors and the CEO, and the results of those interviews are considered by the committee in its deliberations. The Nominating/Corporate Governance Committee also reviews sitting directors whose terms are nearing expiration, but who may be nominated for re-election, in light of the above considerations and their past contributions to the Board.
The Nominating/Corporate Governance Committee will evaluate director nominations by stockholders that are submitted in accordance with the procedural and informational requirements set forth in the Company’s Bylaws and described in this proxy statement under “Additional Information—Notice of Business to be Conducted at Annual Meeting.”
Code of Ethics
The Company has adopted a Code of Ethics, which applies to the Company’s directors and employees and sets forth important Company policies and procedures in conducting the Company’s business in a legal, ethical and responsible manner. The Company has also adopted a Code of Ethics for Senior Financial Officers, which applies to the Company’s chief executive officer, chief financial officer, controller and other persons performing similar functions that supplement the Code of Ethics by providing more specific requirements and guidance on certain topics. Each of the Code of Ethics and Code of Ethics for Senior Financial Officers including future amendments, is available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (212) 360-8824. The Company intends to post on its website any waiver under the codes granted to any of its directors or executive officers.
Website Access to Governance Documents
The Company’s Corporate Governance Principles and the charters for the Finance and Audit, Compensation and Nominating/Corporate Governance Committees are available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (212) 360-8824.
Board and Committee Meetings
The Board of Directors of Carver holds regularly scheduled meetings during the fiscal year to review significant developments affecting Carver and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. Members of senior management regularly attend Board meetings to report on and discuss their areas of responsibility. During fiscal 2009, the Board met eight times. No incumbent director attended fewer than 75%, in the aggregate, of the total number of Carver Board meetings held while he or she was a member of the Board during fiscal 2009 and the total number of meetings held by committees on which he or she served during such fiscal year.
Carver’s Corporate Governance Principles encourage directors to attend the Company’s Annual Meeting of stockholders and all Board meetings and meetings of committees of the Board on which they serve. Carver’s Bylaws require that the Company have executive, finance and audit, nominating/corporate governance, compensation and asset/liability and interest rate risk committees. The Board has adopted a charter for each of the Nominating/Corporate Governance Committee, the Compensation Committee and the Finance and Audit Committee, each of which may be amended from time to time. The nature and composition of each of the standing committees of the Company are described below.
Executive Committee. Pursuant to Carver’s Bylaws, the Executive Committee is authorized to act as appropriate between meetings of the Board. The members of this committee are Directors Deborah C. Wright (Chairman), David L. Hinds, Robert Holland, Jr., Carol Baldwin Moody and Pazel G. Jackson, Jr. The Executive Committee met three times during fiscal 2009.

Nominating/Corporate Governance Committee. As of November 2009, the Nominating/Corporate Governance Committee consists of Directors Robert Holland, Jr. (Chairman), Edward B. Ruggiero and Dr. Samuel J. Daniel. All members of the committee have been determined to be independent directors. The Nominating/Corporate Governance Committee’s functions include advising the Board on matters of corporate governance and considering qualifications of prospective Board member candidates, including conducting research to identify and recommend nomination of suitable candidates who are willing to serve as members of the Board, reviewing the experience, background, interests, ability and availability of prospective nominees to meet time commitments of the Board and committee responsibilities, considering nominees recommended by stockholders who comply with procedures set forth in the Company’s Bylaws and determining whether any prospective member of the Board has any conflicts of interest which may impair the individual’s suitability for such service. The committee has the responsibility to monitor current members of the Board pursuant to the same guidelines used to select candidates. The Nominating/Corporate Governance Committee is also responsible for identifying best practices and developing and recommending to the Board a set of corporate governance principles applicable to Carver and for periodically reviewing such principles.
The Nominating/Corporate Governance Committee met once during fiscal 2009. The committee also met on June 11, 2009 to nominate directors for election at the Annual Meeting. Only those nominations made by the Nominating/Corporate Governance Committee and approved by the Board will be voted upon at the Annual Meeting. For a description of the proper procedure for stockholder nominations, see “Additional Information—Notice of Business to be Conducted at Annual Meeting” in this proxy statement.
Compensation Committee. The Compensation Committee consists of Directors Carol Baldwin Moody (Chairperson), Robert Holland, Jr. and Robert R. Tarter. All members have been determined to be independent directors. The Compensation Committee evaluates the performance of the Company’s CEO and approves her compensation in consultation with the non-management members of the Board of Directors and, based on recommendations from management, reviews and approves senior management’s compensation and approves compensation guidelines for all other officers. The Compensation Committee administers the Company’s management recognition, incentive compensation stock option, and stock incentive plans and, in consultation with senior management, reviews and approves compensation policies. The Compensation Committee met five times during fiscal 2009.
Finance and Audit Committee. The Finance and Audit Committee consists of Directors David L. Hinds (Chairman), Carol Baldwin Moody, Pazel G. Jackson, Jr., Edward B. Ruggiero and Robert R. Tarter. All members have been determined to be independent directors. The Finance and Audit Committee’s primary duties and responsibilities are to:
•	monitor the integrity of Carver’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance;
•	manage the independence and performance of Carver’s independent public auditors and internal auditing function;
•	monitor the process for adhering to laws, regulations, the Company’s Code of Ethics and the Code of Ethics for Senior Financial Officers; and
•	provide an avenue of communication among the independent auditors, management, the internal auditing function and the Board of Directors.
Other specific duties and responsibilities include reviewing Carver’s disclosure controls and procedures, internal controls, Carver’s periodic filings with the SEC and earnings releases; producing the required audit committee annual report for inclusion in Carver’s proxy statement; and overseeing complaints concerning financial matters. The report of the Finance and Audit Committee is contained on page 15. The Finance and Audit Committee met nine times during fiscal 2009, including meetings to review the Company’s annual and quarterly financial results prior to their public issuance.

Asset/Liability and Interest Rate Risk Committee. The Asset/Liability and Interest Rate Risk Committee consists of Directors Pazel G. Jackson, Jr. (Chairman), Dr. Samuel J. Daniel, David L. Hinds, Robert Holland, Jr. and Deborah C. Wright. The Asset/Liability and Interest Rate Risk Committee monitors activities related to asset/liability management and interest rate risk, including the approval or ratification of mortgage loans and the establishment of guidelines related to risk, purchase or sale of loans and investments, and management of interest rate, credit and liquidity risk against objectives and risk limitations set forth in Carver Federal’s policies. The committee met eleven times during fiscal 2009.
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this proxy statement and has discussed it with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.
The following report has been furnished by members of the Compensation Committee:
Carol Baldwin Moody (Chairperson)
Robert Holland, Jr.
Robert Tarter

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
Despite a challenging operating environment, Carver continued to service consumers and institutions in historically low to moderate income communities. Carver’s commitment to this community continually earns the Company an “Outstanding” rating from the Office of Thrift Supervision. Our capital position continues to be strong, and was further enhanced by our participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) of the Emergency Economic Stimulus Act of 2008. The CPP, part of the Treasury’s Troubled Asset Relief Program (“TARP”), provides cost efficient equity capital for growth. Despite the Company’s operational achievements and the capital injection, the impact of a goodwill impairment charge of $7.1 million and the global economic downturn that affected the entire banking industry exacted its toll on the Company’s fiscal 2009 performance, resulting in posting our first fiscal year loss since 2001. Nevertheless, the Company is pursuing a strategy that will both satisfy Carver’s responsibility to increase shareholder value and profitably provide services to our customers. For fiscal 2009, the Company used the Net Income metric to determine achievement of fiscal year goals and the annual incentive pool. After careful review of the Company’s performance, the Compensation Committee of the Board of Directors (the “Committee” or the “Compensation Committee” determined that the Company did not meet its fiscal 2009 Net Income goal and no bonuses were awarded to the Named Executive Officers pursuant to the Company’s Incentive Plan.
The Board of Directors of Carver and the Compensation Committee share a strong pay-for-performance philosophy, which seeks to reward the achievement of performance goals and aligns Carver’s executives’ interests with those of Carver’s stockholders. At the same time, Carver strives to attract and retain high performing executives of outstanding skill and capability by endeavoring to provide competitive compensation. The following discussion focuses on the Compensation Committee’s philosophy and practices, particularly as it relates to Named Executive Officers (as defined below) for fiscal 2009 and provides important context for the more detailed disclosure tables and specific compensation amounts provided elsewhere in the proxy statement. The following table lists Carver’s Chief Executive Officer, Senior Vice President and Controller (previously the Company’s principal accounting officer), and each of the three other most highly compensated executive officers who served in such capacities during the fiscal year ended March 31, 2009 (the “Named Executive Officers”).

Name	Position with the Company During Fiscal 2009
Deborah C. Wright	Chairman and Chief Executive Officer
Roy Swan	Executive Vice President and Chief Financial Officer
Charles F. Koehler	Executive Vice President, Lending
James H. Bason, Jr.	Senior Vice President and Chief Lending Officer
Susan M. Ifill	Senior Vice President and Chief Retail Officer
Michael Trinidad	Senior Vice President and Controller
Thomas Sperzel	Senior Vice President and Controller

Compensation Philosophy
The Company’s success depends on hiring and retaining highly qualified individuals, as each executive has the potential to influence its short and long-term performance. Therefore, the Committee places considerable effort on the design and administration of the Company’s compensation program. Carver’s competitive position is a critical element in the recruitment and retention of executives and all employees. As a small community bank in New York City, competitive pressures on the ability to attract and retain talent are intense. Most executives and staff are recruited to Carver from money center banks and other larger financial institutions.
The Committee believes that executive compensation should support Carver’s unique business strategy and result in a compensation program that:
•	Enables Carver to attract and retain top talent by providing competitive award opportunities while at the same time effectively controlling compensation costs.
•	Places significant focus on incentive/performance based rewards that are contingent on achievement of Company and individual performance.
•	Enhances Carver’s long-term stockholder value.
Carver’s compensation program is significantly performance-based. As such, executive compensation can and does vary significantly, up or down, based on the Company’s performance relative to strategic goals and industry peers. Carver’s strategic vision and strategies are translated into specific performance goals, which the Committee considers in assessing performance and making total compensation decisions. To foster teamwork in building long-term performance and stockholder value, executive pay reflects a mix of Company, department and individual performance. Carver’s assessment of compensation and performance considers a balanced view of factors critical to understanding the Company’s total performance, as follows.
•
Internal and External Benchmarks — executive performance is measured against the Company’s goals for the fiscal year as well as its external peer group, along with economic and industry factors that may impact performance or strategy.

•
Company and Individual performance — executives are incented to work together as a team to drive overall Company performance; however, each executive is also held accountable and rewarded for achieving individual goals.

•
Short and Long-Term Performance — compensation reflects a balance of short-term performance (i.e., how the Company meets its annual goals) and long-term performance (i.e., building a platform for sustained, profitable growth over multiple years).

•
Unique Business Model — Carver’s legacy is anchored in a 60-year history of commitment to providing capital, and thereby expanding wealth enhancing opportunities, to consumers and institutions in historically low to moderate income communities. Opportunities created by a substantial expansion of economic opportunity in these communities in recent years is balanced by significantly greater competition from global institutions and persistently high rates of poverty, and therefore limited assets that can be invested by a majority of the residents of communities in which the Company operates. The Company’s “Outstanding” rating by the Office of Thrift Supervision following its most recent Community Reinvestment Act examination in February 2009, noted that 55% of Carver’s loans were originated in such communities, far exceeding peer institutions.

Benchmarking of Compensation
The Compensation Committee periodically benchmarks compensation of executive officers and directors utilizing publicly disclosed information from a peer group of publicly traded banks as well as published industry surveys. The frequency of the comprehensive reviews will reflect the competitive landscape as well as the Company’s own growth. The last comprehensive review, conducted by Pearl Meyer & Partners, was in fiscal 2008. Although a comprehensive competitive review was not conducted for fiscal year 2009, Pearl Meyer & Partners validated the ranges for 2009.
The peer group below was approved by the Compensation Committee and reviewed by the compensation consultant to reflect banks with a similar business focus and of similar asset size and region to Carver. The peer group will be reviewed and updated, as appropriate, as the comparability of banks may change depending on acquisitions and business focus of the Company or peer institutions. The Company used the same peer group used in fiscal 2008 for its fiscal 2009 review. The peer group included banks that ranged from $600 million to $1.3 billion in assets with a median of $875 million in assets. A list of banks in the peer group follows.
Peer Group
American Bancorp of New Jersey
Berkshire Bancorp Inc.
Brooklyn Federal Bancorp, Inc.
Center Bancorp, Inc.
Chemung Financial Corporation
Clifton Savings Bancorp, Inc.
First of Long Island Corporation
Hudson Valley Holding Corporation
Intervest Bancshares Corporation
Ocean Shore Holding Company
OceanFirst Financial Corporation
Oneida Financial Corporation
Pamrapo Bancorp, Inc.
Severn Bancorp, Inc.
Smithtown Bancorp, Inc.
State Bancorp, Inc.
Sterling Bancorp
Wilber Corporation
In addition to the peer group data, the Company used several other sources of data for cash compensation (base salary and incentive) to identify general compensation trends. Pearl Meyer & Partners provides comparative data from several northeast banking association surveys as well as published industry surveys and a proprietary database of national banking compensation data. Data reflect banks of similar asset size and region to the Company.

Compensation-Related Governance and Roles of the Committee and Others in Executive Compensation
Participation in Capital Purchase Program
On January 16, 2009, the Company entered into a Securities Purchase Agreement with the United States Treasury that provides for the Company’s participation in the Capital Purchase Program under the TARP. TARP-CPP participants are required to agree to significant restrictions on executive compensation during the period in which the Treasury holds an equity position in the Company (the “CPP Covered Period”) as a condition of participation. In compliance with such requirements, the Company’s Chief Executive Officer, principal accounting officers and the next three highest-paid executive officers (the Company’s “senior executive officers” or “SEO’s”) have agreed in writing to accept the compensation restrictions under the TARP and thereby limit some of their contractual or legal rights. These restrictions were in effect as of the end of fiscal 2009 and consisted of the following:
•
Limit on Severance. The Company was required to limit amounts that can be paid to any senior executive officer upon their involuntary separation of service to amounts not exceeding three times the terminated officer’s average compensation over the five years prior to termination. The Company’s senior executive officers have agreed to forego all severance payments as long as they remain senior executive officers and for the duration of the CPP Covered Period.

•
Claw back of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Incentive compensation paid that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance is subject to recovery by the Company. The Company’s senior executive officers acknowledge that each incentive program and each compensation or benefit agreement that incorporates incentive compensation was deemed amended to the extent necessary to give effect to such claw-back.

•
No Compensation Arrangements that Encourage Excessive Risks. The Company is prohibited from entering into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of the Company. To insure this does not occur, the Company’s Compensation Committee is required to meet at least once a year with senior risk officers to review the Company’s executive compensation arrangements in light of the Company’s risk management policies and practices. To the extent that such review suggests revisions to any compensation arrangement, the Company agrees to modify promptly the compensation arrangement to eliminate any undue risk. In March 2009, The Compensation Committee met with the Company’s Chief Risk Officer and determined that Carver’s compensation program does not encourage unnecessary risk taking by executive officers. Carver’s short-term and long-term incentive programs use a broad based balance of performance measures with no one measurement dominating the payout determination. This feature greatly mitigates any incentive for a SEO to engage in unnecessary or excessive risk. The performance measures include net income, loan and deposit growth, efficiency ratio, SOX 404 compliance, New Markets Tax Credit allocation deployment and individual SEO performance throughout the year. Company and departmental goals are based upon an annual business plan submitted to and approved by the Board of Directors, whereat the Board considers the reasonableness of the plan and its goals. An SEO’s individual performance is based upon actual performance compared to pre-established performance goals and actual performance compared to adjusting market and other conditions. In this connection, an SEO’s incentive compensation can be reduced to zero based upon individual performance, further ensuring SEOs are not rewarded for performance that is not in Carver’s best long term interests.

•
Limit on Federal Income Tax Deductions. During the CPP Covered Period, the Company is prohibited from taking a federal income tax deduction for compensation paid to senior executive officers in excess of $500,000 per year.

American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) became law. ARRA created compensation-related limitations in addition to the limitations under the CPP discussed above and required the Secretary of the United States Treasury to establish additional standards for executive compensation that will apply beyond the Company’s senior executive officers and up to the 20 next most highly compensated employees during the CPP Covered Period. Under ARRA, the compensation standards are required to include the following:
•
Limit on Severance. The ARRA standards prohibit severance payments resulting from termination of employment for any reason, except for payments for services performed or benefits accrued. Under ARRA, we are prohibited from making any severance payment to the Company’s senior executive officers and the next five most highly compensated employees during the CPP Covered Period.

•
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The ARRA standards also contain the “claw-back provision” discussed above but will extend its application to any bonus or retention awards and other incentive compensation paid to any of the Company’s senior executive officers and the next 20 most highly compensated employees that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Earnings Manipulation. The ARRA standards prohibit the Company from entering into compensation arrangements that encourage manipulation of reported earnings to enhance the compensation of any of the Company’s employees.

•
Limits on Incentive Compensation. The ARRA standards prohibit the payment or accrual of any bonus, retention award or incentive compensation to the Company’s most highly compensated employee (in Carver’s case, the CEO) other than awards of long-term restricted stock that (i) do not fully vest during the CPP Coverage Period, (ii) have a value not greater than one-third of the total annual compensation of the employee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•
Compensation Committee Functions. ARRA requires that the Company’s Compensation Committee be comprised solely of independent directors and that it meets at least semiannually to discuss and evaluate the Company’s employee compensation plans in light of an assessment of any risk posed to the Company from such compensation plans.

•
Compliance Certifications. ARRA requires a written certification by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s compliance with the provisions of ARRA. These certifications must be contained in the Company’s Annual Report on Form 10-K that is filed after the relevant Treasury regulations are issued.

•
Treasury Review of Excessive Bonuses Previously Paid. ARRA directs the Secretary of the Treasury to review all compensation paid to the Company’s senior executive officers and the Company’s next 20 most highly compensated employees before date of enactment to determine whether any such payments were inconsistent with the purposes of ARRA or were otherwise contrary to the public interest. If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the TARP CPP recipient and the affected employees for appropriate reimbursements to the Treasury with respect to the compensation and bonuses.

•
Limitation on Luxury Expenditures. The Board of Directors must have in place a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on (i) entertainment or events, (ii) office and facility renovations, (iii) aviation or other transportation services, (iv) other unreasonable expenditures for staff development events, performance initiatives or other similar measures conducted in the normal course of business operations.

•
Say on Pay. Under ARRA, the SEC promulgated rules requiring a non-binding say on pay vote by shareholders on executive compensation at the annual meeting during the CPP Covered Period. The Company is implementing this provision by including the submission of Item 3, “Advisory Vote on Compensation of Named Executive Officers” set forth in this proxy statement.

At this time, the compensation standards under ARRA have not yet been fully developed and additional guidance from Treasury is expected. After the compensation standards have been introduced, the Committee will consider the new limitations and will determine how they impact the Company’s executive compensation program.

Role of the Compensation Committee
The Compensation Committee is responsible for discharging the Board of Directors’ responsibilities in executive compensation matters and establishing policies that govern employee compensation and equity and long-term incentive compensation plans. The Committee reviews all elements of the Company’s CEO and other executive officers’ compensation including base salary, annual incentive, long-term/equity incentives, and benefits. Three members of the Board serve on the Committee, each of whom is independent. The Committee met five times during fiscal 2009 (May 14, 2008, May 20, 2008, June 11, 2008, November 13, 2008 and March 30, 2009). The Chairman of the Committee reported on Committee actions at subsequent meetings of the Board of Directors.
The Committee reviews CEO performance and makes decisions regarding the CEO’s compensation in consultation with non-management members of the Board of Directors. Input and data from the Senior Vice President and Chief Human Resources Officer and other management as well as outside consultants and advisors are provided as requested by the Committee. Decisions regarding other executives are made by the Compensation Committee considering recommendations from the CEO and with input from the Senior Vice President and Chief Human Resources Officer and an outside compensation consultant. Decisions by the Compensation Committee with respect to compensation of the CEO are ratified by the full Board of Directors.
The Committee has the authority and resources to obtain advice and assistance from internal or external legal, human resources, accounting or other experts, advisors, or consultants, as it deems desirable or appropriate. Details on the Committee’s role are more fully described in its charter, which has been approved by the Board of Directors. The charter can be viewed on the Company’s website at www.carverbank.com.
Interaction with the Compensation Consultant
The Committee utilizes the services of external advisors and consultants throughout the year regarding executive compensation. The Committee utilizes the services of its consultant to conduct periodic comprehensive total compensation studies as well as ongoing updates on market and best practices. This information was requested and utilized as needed to support the Committee’s decisions and review processes. The Committee retains the right to hire, fire and seek the services of consulting and advisory firms.
During fiscal 2009, the Committee relied on the services of Pearl Meyer & Partners (“PM&P”) to provide advice and counsel related to executive compensation issues. The Committee had direct access to these advisors and PM&P reports directly to the Committee. PM&P conducted several studies for the Committee during the fiscal year and attended its five meetings (in person or by phone) held in fiscal 2009.
PM&P reports directly to the Compensation Committee and under the direction of the Committee may work with management on specific issues or assignments as appropriate. During fiscal 2009 PM&P worked with management to complete the compensation tables presented in the following pages and to insure the Company’s incentive programs continue to be in-line with best practices.
Role of Executives in Committee Deliberations
The Compensation Committee occasionally requests one or more members of senior management to be present at Committee meetings where executive compensation and Company or individual performance are discussed and evaluated. Executives are free to provide insight, suggestions or recommendations regarding executive compensation. However, only the Compensation Committee members are allowed to vote on decisions regarding executive compensation.
The Compensation Committee meets with the CEO to discuss her own performance and compensation package, but ultimately decisions regarding her compensation are made solely based upon the Committee’s deliberations with input from the compensation consultant, as requested. Decisions regarding executives reporting directly to the CEO are made by the Compensation Committee considering recommendations from the CEO, as well as input from the compensation consultant as requested.

Total Compensation Program Components
Carver’s total compensation program consists of four main components: Base Salary, Annual Incentives, Long-term Incentives, and Executive Benefits/Perquisites. The following section summarizes the role of each component, how decisions are made and resulting fiscal 2009 decisions as they relate to the Named Executive Officers.
Base Salary
The purpose of base salary is to provide competitive base compensation that recognizes the executives’ role, responsibilities, experience, performance and past and potential contribution to the Company. The Company targets salaries at the 50th percentile of the peer group; however, judgment is exercised in determining each executive’s situation relative to market. As a result, experienced and/or high performing executives may be paid above the market median and less experienced or average performing executives may be paid below the market median. In practice, the Bank has provided salary increases at approximately 3% — 4% annually for the last four years, with limited exceptions to reflect factors including added responsibilities for an executive or marketplace changes in compensation for a particular position.
Short-Term Incentives
The Company’s Performance-Driven Incentive Plan (“the Incentive Plan”) was developed in 2004 with the assistance of the executive compensation-consulting firm, Towers Perrin. The purpose of the annual incentive plan is to motivate and reward corporate, department and individual performance. Performance goals are set annually and reviewed by the Board and payouts are based on achievement of the predefined goals.
The Compensation Committee has determined that the primary goal and driver of incentive pay awards is achievement of forecasted Net Income based on the fiscal year business plan prepared by management and approved by the Board at the beginning of each fiscal year. Each fiscal year, a funding schedule is developed that translates incentive payouts relative to the fiscal year-end Net Income. If the Company does not achieve a minimum of 80% of target Net Income, the incentive pool is not funded and executives may not receive an annual cash incentive for that fiscal year.
The incentive pool at target performance is defined to provide competitive incentives and to reflect Carver’s desired compensation philosophy to target median rewards for meeting profit goals. At the 80% of the Net Income threshold, the corporate incentive pool funds at a reduced payout of 50% of target. At maximum/stretch performance, the corporate pool funds at 150% of target. This program design provides a payout relationship that rewards high performance and reduces payouts for lower achievement of goals. Potential payouts and incentive pool funding are modeled each year relative to projected Net Income performance to ensure the pay-for-performance relationship is appropriate. However, the Committee can approve discretionary awards outside of the bonus pool on an individual basis, where the Committee deems it appropriate.
Corporate performance, as measured by Net Income, drives between 40% — 75% of the executives’ incentive awards depending on his/her role. The remaining percentage consists of other specific department/strategic goals that reflect critical measures for the fiscal year. CEO and CFO incentives are comprised of 75% corporate performance and 25% department/strategic goals. Annual incentives for additional executives range from 40% — 50% corporate performance and 50% — 60% department performance.
The department/strategic goals for the management team in fiscal 2009 included the following measures:
•	Organic loan and deposit growth

•	Increased fee income or other items leading to improved return on equity

•	Improved efficiency ratio

•	Deploy New Markets Tax Credit allocation, generating tax savings for the Company

In addition to these corporate and divisional goals, the Plan’s design includes an individual modifier that allows incentive awards to be modified (up or down) to reflect overall individual performance and contributions. As such, an individual incentive award can be increased by 30% for exceptional performance or reduced to 0% for poor performance.
For fiscal 2009, the Company’s annual target incentive ratios for the Named Executive Officers were as follows:

	Target Incentive
	Ratio	Potential Range
	(as percentage of	(with additional 30%
Executive	salary)	upside potential)
CEO — Deborah Wright	50%	0% – 97.5%
CFO — Roy Swan	30%	0% – 58.5%
Charles F. Koehler	25%	0% – 48.8%
James Bason, Jr.	25%	0% – 48.8%
Susan M. Ifill	25%	0% – 48.8%
Michael Trinidad	20%	0% – 39.0%
Thomas Sperzel	20%	0% – 39.0%
Annual incentives when awarded are not fixed compensation, must be re-earned each year and are based on actual performance. The Compensation Committee reviews the Incentive Plan each year and resets the specific goals and targets for executives to align with business needs and the desired compensation philosophy.
As discussed earlier in this document, for fiscal 2009, the Company used the Net Income metric to determine achievement of fiscal year goals and the annual incentive pool. After careful review of the Company’s performance, the Committee determined that the Company did not meet its fiscal 2009 Net Income goal and no bonuses were awarded to the Named Executive Officers pursuant to the Company’s Incentive Plan.
Long-Term Incentive Compensation
The Company believes strongly in the importance of aligning executive incentives with the long-term performance of the Company and interests of stockholders. The purpose of the Company’s long-term incentive plan (the “Plan”) is to promote the Company’s growth and profitability, to provide certain officers and employees with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide initial grants to new non-employee directors of the Company. The Plan is also designed to align participants’ interests with stockholders of the Company and serves as a retention tool for key members of management.
The Compensation Committee reviews the Plan each year and establishes specific goals and targets for executives that are aligned with business objectives and the Company’s compensation philosophy. As a demonstration of the Company’s desire for long-term shareholder alignment, the Committee selected Return on Equity (“ROE”) as the performance measure for allocating and vesting awards. Similar to the annual incentive plan, if the Company does not achieve threshold performance, or 80% of goal, no long-term incentive awards are granted for that fiscal year.
Historically, long-term incentives had been made in the form of stock options and restricted stock. However, due to the size of the Company, limited trading and low volatility of the Company’s stock, and the Company’s desire to manage shareholder dilution carefully, the Committee has diligently taken steps to adjust the Company’s programs to remain consistent with industry practice. The Committee will continue to review and adjust, if needed, the effectiveness of its strategy and payout mix each fiscal year, to achieve a burn rate consistent with industry peers. For fiscal 2009, the long-term incentive award mix was 80% cash and 20% restricted stock.

The long-term incentive plan payout ratios for fiscal 2009 for the Named Executive Officers are as follows:

Target
Executive	Award
CEO — Deborah Wright	60%
CFO — Roy Swan	30%
Charles F. Koehler	25%
James Bason, Jr.	25%
Susan M. Ifill	25%
Michael Trinidad	20%
Thomas Sperzel	20%
Regardless of the type of award (stock options, restricted stock, or cash), under the Company’s current incentive plan, the awards vest over a five-year period, at 20% each year on the anniversary of the grant date with accelerated vesting in years three and four if the Company meets or exceeds the current peer group’s average three-year ROE. The Company did not meet its fiscal 2009 ROE goal and the Committee did not award any long-term incentives to the Named Executive Officers for fiscal 2009 performance.

Compensation of Executive Officers and Directors
Executive Officer Compensation
SUMMARY COMPENSATION TABLE at FISCAL YEAR-END 2009
The following table presents compensation information regarding the Company’s Chief Executive Officer, Principal Accounting Officers and each of the three other most highly compensated executive officers who served in such capacities during the fiscal year ended March 31, 2009 (collectively, the “named executive officers”).

							Change in
							Pension Value
							and Nonqualified
	Year					Non-Equity	Deferred
	Ended			Stock	Option	Incentive Plan	Compensation	All Other
Name and Position	3/31	Salary	Bonus	Awards (6)	Awards (6)	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Deborah C. Wright (1)	2009	$376,698	$0	$65,765	$42,009	$0	$1,204	$26,298	$511,974
Chairman and Chief	2008	$350,006	$25,000	$90,846	$50,491	$308,690	$1,378	$12,402	$838,812
Executive Officer	2007	$315,694	$10,000	$37,742	$50,491	$346,992	$1,005	$26,847	$788,771

Roy Swan (2)	2009	$142,920	$0	$0	$0	$0	—	$2,800	$145,720
Executive Vice	2008	$250,010	$32,498	$33,627	$14,620	$112,002	—	$12,390	$455,147
President and Chief	2007	$224,597	$10,000	$20,536	$14,620	$114,339	—	$28,710	$412,802
Financial Officer

James H. Bason, Jr. (3)	2009	$176,854	$0	$8,693	$315	$0	—	$8,143	$194,005
Senior Vice President	2008	$170,000	$12,300	$13,705	$3,074	$69,300	—	$3,591	$271,970
and Chief Lending Officer	2007	$154,009	$7,500	$9,915	$3,074	$74,836	—	$15,184	$264,518

Charles F. Koehler (4)	2009	$166,696	$0	$0	$0	$0	—	$9,200	$175,896
Executive Vice	2008	$221,442	—	—	—	$68,000	—	$8,800	$298,242
President, Lending

Susan M. Ifill (5)	2009	$173,854	$0	$0	$0	$0	—	$27,169	$201,023
Senior Vice President	2008	$170,000	—	—	—	$51,000	—	$26,800	$247,800
and Chief Retail Officer

Michael Trinidad (7)	2009	$150,253	$0	$0	$0	$0	—	$962	$151,215
Senior Vice President and Controller

Thomas Sperzel(8)	2009	$11,923	$0	$0	$0	$0	—	$0	$11,923
Senior Vice President and Controller

(1)
Ms. Wright: Other compensation includes $9,200 401k Plan match and 9,014 ESOP shares valued at $3.41 per share on 3/31/2009. Pursuant to the Company’s incentive plan programs, no awards were made for fiscal 2009 performance.

(2)	Mr. Swan resigned from the Company on 9/23/2008. Other compensation includes $2,800 401k Plan match.

(3)	Mr. Bason: Other compensation includes 2,388 ESOP shares valued at $3.41 per shares on 3/31/2009. Pursuant to the Company’s incentive plan programs, no awards were made for fiscal 2009 performance.

(4)	Mr. Koehler resigned from the Company on 2/27/2009. Other compensation includes $9,200 401k Plan match.

(5)	Ms. Ifill resigned from the Company on 3/31/2009. Other compensation includes $9,169 401k Plan match and $18,000 paid June 2008, the final installment payment of a 2007 signing bonus.

(6)
The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement purposes for the fiscal year ended March 31, 2009 in accordance with SFAS 123(R) and may include amounts from awards granted in and prior to the fiscal year. Assumptions used in the calculation of these amounts are included in the footnotes to the Company’s audited financial statements for the fiscal year ended March 31, 2009 in the Company’s Annual Report on Form 10-k filed with the Securities and Exchange Commission.

(7)	Mr. Trinidad resigned from the Company on 3/10/2009. Other compensation includes $962 in 401k Plan match.

(8)	Mr. Sperzel resigned from the Company on 6/27/2009.

The Company’s current compensation structure was developed based on recommendations and models presented by Towers Perrin. The plan includes three integrated parts: (1) a grading structure based on the employee’s corporate level; (2) an annual cash bonus target and a long-term incentive target based on a recommended performance measure; and (3) an individual performance modifier based on a manager’s assessment of an individual’s performance.
At each fiscal year-end, a model is used to calculate bonuses as a percentage of base pay for bonus-eligible employees and takes into account the employee’s grade level, corporate performance, departmental performance against goals, and individual performance. Departmental and individual performance goals are defined and communicated to managers and employees during the budget and performance appraisal processes, which occur at the beginning of each fiscal year. Long-term incentives are provided to executive officers in the form of restricted stock, stock options or cash. Awards are granted under the plan in effect at the time of the award.
On January 16, 2009, the Company completed a financing transaction with the United States Treasury under the Troubled Asset Relief Program (“TARP”). As a result of the passage of the American Recovery and Reinvestment Act of 2009, all participants in TARP transactions are required to comply with substantial restrictions on executive compensation. These restrictions impact the terms of the Named Executive Officers’ employment agreements and those other agreements described under “Potential Payments Upon Termination or Change in Control.” See “Recent Legislation and its Impact on Executive Compensation.”

The following table sets forth information regarding grants of Plan-based awards granted to the Named Executive Officers during the last fiscal year.
GRANTS OF PLAN-BASED AWARDS at FISCAL YEAR-END 2009

									All other
								All	option
								other	awards:		Grant date
								stock	Number		fair
								awards:	of	Exercise	market
								Number	securities	or base	value of
		Estimated future payouts under			Estimated future payouts under			of shares	under-	price of	stock and
		non-equity incentive plan awards (1)			equity incentive plan awards (2)			of stock	lying	option	option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	awards
Name	date	($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#)	($/Sh)	($) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Deborah C. Wright annual bonus		$96,250	$192,500	$375,375
LTIP cash		$92,400	$184,800	$360,360
stock	6/11/2008				6,774	13,548	26,419	4,807			$40,860
options	—

Roy Swan annual bonus		$43,127	$86,253	$168,193
LTIP cash		$34,501	$69,002	$134,555
stock	6/11/2008				2,529	5,059	9,865	2,000			$17,000
options

James Bason, Jr. annual bonus		$22,313	$44,625	$87,019
LTIP cash		$17,850	$35,700	$69,615
stock	6/11/2008				1,309	2,617	5,104	775			$6,588
options	—

Charles F. Koehler annual bonus		$21,244	$42,488	$82,851
LTIP cash		$16,995	$33,990	$66,281
stock	6/11/2008				1,528	3,055	5,958	941			$7,999
options	—

Susan M. Ifill annual bonus		$21,888	$43,775	$85,361
LTIP cash		$17,510	$35,020	$52,530
stock	6/11/2008				1,275	2,549	4,971	705			$5,993
options	—

Michael Trinidad annual bonus		$15,749	$31,499	$61,423
LTIP cash		$12,600	$25,199	$37,799
stock	6/11/2008				881	1,762	3,437	435			$3,698
options	—

Thomas Sperzel annual bonus		$15,500	$31,000	$60,450
LTIP cash		$12,400	$24,800	$37,200
stock	—				909	1,818	3,545	0			$0
options	—

(1)
The threshold amounts reflect the minimum payment level under the Company’s current incentive compensation plans, which is 50% of the target amount. The maximum amount is 150% of the target amount plus up to an additional 30% for exceptional performance. These amounts are based on the individual’s base salary and position at the end of the fiscal year.

(2)
The equity threshold amounts reflect the same minimums and maximums discussed in footnote (1). The stock award thresholds are based on the calculated cash value pursuant to the Company’s incentive compensation plan divided by the share price of $3.41 on 3/31/09. No option awards were granted in the fiscal year. Option award thresholds, if awarded, would have been based on the calculated cash value pursuant to the Company’s incentive compensation plan, a fiscal year end Black-Scholes value and the share price on 3/31/09. To reduce dilution and maintain a 3-year average burn-rate in line with industry practices, fiscal 2008 equity awards were limited to restricted stock equal to 20% of the value of the long-term incentive award with the remaining 80% given in cash with the same vesting schedule as the equity awards. The mix of restricted stock, options and cash may change from year to year to limit shareholder dilution.

(3)	The amounts reflect the number of shares of stock granted in the fiscal year ended 3/31/09 for fiscal 2008 performance to each Named Executive Officer pursuant to the Company’s Stock Incentive Plan.

(4)	The amounts reflect the value of the shares of stock at $8.50 per share on the grant date.

The following table sets forth information regarding stock awards, stock options and similar equity compensation outstanding at March 31, 2009, whether granted during fiscal 2009 or earlier. No awards have been transferred.
OUTSTANDING EQUITY AWARDS at FISCAL YEAR-END 2009

	Option Awards						Stock Awards
										Equity
										incentive
									Equity	plan
									incentive	awards:
									plan	market or
				Equity				Market	awards:	payout
				incentive plan				value of	number of	value of
		Number of	Number of	awards number			Number of	shares or	unearned	unearned
		securities	securities	of securities			shares or	units of	shares,	shares,
		underlying	underlying	underlying			units of	stock	units or	units or
		unexercised	unexercised	unexercised	Option		stock that	that	other rights	other rights
	Date of	options	options	unearned	exercise	Option	have not	have not	that have	that have
	Option	(#)	(#)	options	price	Expiration	vested	vested	not vested	not vested
Name	Grant	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($) (1)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Deborah C. Wright	06/01/99	30,000			8.125	5/29/2009			16,847	$57,448
	06/01/00	30,000			8.210	5/30/2010
	8/22/2001	30,000			9.930	8/20/2011
	6/12/2002	30,000			12.060	6/9/2012
	6/24/2003	20,000			16.410	6/21/2013
	6/24/2004	15,000			19.630	6/22/2014
	6/9/2005	4,074	9,507		17.130	6/7/2015
	11/20/2006	4,696	7,046		16.500	11/17/2016
	5/11/2007	2,624	10,496		16.900	5/11/2017

Roy Swan	6/9/2005		7,250		17.130	12/23/2008			3,842	$13,101
	11/20/2006		2,727		16.500	12/23/2008
	5/4/2007		2,858		17.040	12/23/2008

James H. Bason, Jr.	2/5/2003	2,700			12.410	2/2/2013			2,931	$9,995
	6/24/2004	1,250			19.630	6/22/2014
	6/9/2005	273	640		17.130	6/7/2015
	5/4/2007	—

Charles F. Koehler	—								941	$3,209

Susan M. Ifill	—								705	$2,404

Michael Trinidad	—								435	$1,483

Thomas Sperzel	—						—

(1)	Unvested shares value is based on Carver’s stock price of $3.41 at close of business on 3/31/2009.

Grant dates and vesting schedules for unvested shares are shown below for each Named Executive Officer.

	Grant Date	Shares granted	Unvested	Vesting Dates of Unvested Shares					Vesting Schedule
Deborah Wright	6/9/2005	5,432	3,803	6/9/2009	6/9/2010				10% yrs 1 – 4; 60% year 5
	11/20/2006	5,513	3,309	6/14/2009	6/14/2010	6/14/2011			20% per year
	5/11/2007	6,160	4,928	5/11/2009	5/11/2010	5/11/2011	5/11/2012		20% per year
	6/11/2008	4,807	4,807	6/11/2009	6/11/2010	6/11/2011	6/11/2012	6/11/2013	20% per year

Total Unvested			16,847

Roy Swan Resigned 9/23/2008	5/26/2005	3,625
	11/20/2006	1,280	768
	5/4/2007	1,342	1,074
	6/11/2008	2,000	2,000

Total Forfeited			3,842

James Bason	6/9/2005	1,096	768	6/9/2009	6/9/2010				10% yrs 1 – 4; 60% year 5
	11/20/2006	690	414	6/14/2009	6/14/2010	6/14/2011			20% per year
	5/4/2007	775	620	5/4/2009	5/4/2010	5/4/2011	5/4/2012		20% per year
	6/11/2008	1,129	1,129	6/11/2009	6/11/2010	6/11/2011	6/11/2012	6/11/2013	20% per year

Total Unvested			2,931

Charles F. Koehler Resigned 2/27/2009	06/11/08	941	941

Total Forfeited			941

Susan M. Ifill Resigned 3/31/2009	06/11/08	705	705

Total Forfeited			705

Michael Trinidad Resigned 3/10/2009	06/11/08	435	435

Total Forfeited			435

Thomas Sperzel Resigned 6/27/2009	—

Total Unvested			0

The following table sets forth the stock awards that vested and the option grants that were exercised for the Named Executive Officers during the last fiscal year.
OPTION EXERCISES AND STOCK VESTED at FISCAL YEAR-END 2009

	Option awards		Stock awards (1)
			Number of
	Number of	Value	shares		Value
	shares	realized	acquired		realized
	acquired	upon	on		on
	on exercise	exercise	vesting		vesting
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)
Deborah C. Wright (2)	—	—	2,877	(2)	$26,547
Roy Swan (3)	—	—	1,733	(3)	$16,637
James H. Bason, Jr. (4)	—	—	402	(4)	$3,943
Charles F. Koehler	—		—		$0
Susan M. Ifill	—	—	—		$0
Michael Trinidad	—	—	—		$0
Thomas Sperzel	—	—	—		$0

(1)	All vested shares are time-based. Price is based on the average of the high and low stock price on the vesting date.

(2)	Deborah Wright
No options exercised in the fiscal year
Stock Awards

Grant Date	Vested Shares	Vesting Date	Vesting Price
06/09/05	543	06/09/08	8.83	$4,792
11/20/06	1,102	06/14/08	8.50	$9,367
05/11/07	1,232	05/11/08	10.06	$12,388

Total	2,877			$26,547

(3)	Roy Swan
No options exercised in the fiscal year
Stock Awards

Grant Date	Vested Shares	Vesting Date	Vesting Price
05/26/05	1,209	05/27/08	9.38	$11,334
11/20/06	256	06/14/08	8.50	$2,176
05/04/07	268	05/04/08	11.67	$3,126

Total	1,733			$16,637

(4)	James Bason
No options exercised in the fiscal year
Stock Awards

Grant Date	Vested Shares	Vesting Date	Vesting Price
06/09/05	109	06/09/08	8.83	$962
11/20/06	138	06/14/08	8.50	$1,173
05/04/07	155	05/04/08	11.67	$1,808

Total	402			$3,943

Nonqualified Deferred Compensation Plans
The Company did not have any non-qualified deferred compensation plans in fiscal 2009.
Benefits and Perquisites
The Company’s executive officers participate in benefit plans available to all employees including the Carver Federal Savings Bank 401(k) Savings Plan. The Company does not currently offer additional perquisites in excess of $10,000 per year.
Benefits Plans
Pension Plan. The Carver Federal Savings Bank Retirement Income Plan is a noncontributory, tax-qualified defined benefit plan (the “Pension Plan”). The Pension Plan was amended such that future benefit accruals ceased as of December 31, 2000. Since that date, no new participants were eligible to enter into the Pension Plan and participants as of such date have not been credited with additional years of service or increased compensation.
The following table sets forth information regarding pension benefits accrued by the Named Executive Officers during the last fiscal year.

		Number of	Present
		years	value of		Payments
		Credited	accumulated		during last
		service	benefit		fiscal year
Name	Plan name	(#)	($)		($)
(a)	(b)	(c)	(d)		(e)
CEO — Deborah C. Wright	Carver Federal Savings Bank Retirement Income Plan	1	$15,919.18	(1)	—
CFO — Roy Swan	—	—	—		—
James H. Bason, Jr.	—	—	—		—
Charles F. Koehler	—	—	—		—
Susan M. Ifill	—	—	—		—
Michael Trinidad	—	—	—		—
Thomas Sperzel	—	—	—		—

(1)
The Company’s defined benefit pension plan was frozen 12/31/2000. Active employees with at least one year of service on December 31, 2000 are eligible to receive a benefit under the Plan should the Plan be terminated. The amount of the benefit will be calculated based on age, credited years of service and pay at the time the plan was frozen. Employees with more than five years of service on December 31, 2000 who reach retirement age before the Plan is terminated are eligible for a benefit calculated based on the Plan’s definitions of earnings and eligibility. Ms. Wright is the only Named Executive Officer in the plan.

401(k) Savings Plan. The Company maintains a 401(k) Savings Plan (“401(k) Plan”) with a profit sharing feature for all eligible employees of the Company. The Company matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. Under the profit-sharing feature, the Company has the discretion to make a contribution. If the Bank achieves a minimum of 70% of its fiscal year performance goal, the Compensation Committee may authorize an annual non-elective contribution to the 401(k) Plan on behalf of each eligible employee up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution, if made, is awarded regardless of whether the employee makes voluntary contributions to the 401(k) Plan. Non-elective Company contributions vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the non-elective company contribution, the employee must be 21 years of age, have completed at least one year of service and be employed on the last day of the plan year, currently December 31, or have terminated employment for death, disability or retirement. The Company did not award a non-elective contribution for the 401(k) Plan year that ended December 31, 2008.

Employee Stock Ownership Plan. Effective upon conversion to a publicly traded company, an Employee Stock Ownership Plan (“ESOP”) was established for all eligible employees. The ESOP used proceeds from a term loan obtained from a third-party institution to purchase shares of Carver’s common stock in the initial public offering to pledge as collateral for the loan. In June 2004, the loan was paid off and the Bank continued to make discretionary contributions to the ESOP by purchasing shares in the open market. This was in accordance with Carver’s common stock repurchase program where shares are held in a suspense account for future allocation among the participants based on compensation, as described by the Plan, in the year of allocation. In May 2006, the Compensation Committee approved management’s recommendation and voted to freeze the ESOP. Discretionary contributions ceased and no new participants were eligible to enter the ESOP after December 31, 2006.
Employment and Other Agreements with Executive Officers
As of June 1, 1999, both Carver and Carver Federal entered into employment agreements to secure the services of Deborah C. Wright as President and CEO. The employment agreements are intended to set forth the aggregate compensation and benefits payable to Ms. Wright for all services rendered to them and any of their subsidiaries. Both employment agreements provided for an initial term of three years beginning June 1, 1999 and, pursuant to the terms of the employment agreements, each year thereafter have been extended an additional year following a review of Ms. Wright’s performance by the Compensation Committee and the Board of Directors.
In addition, the employment agreements provide for an annual incentive payment based on the achievement of certain performance goals, future grant of stock awards, a supplemental retirement benefit, additional life insurance protection and participation in the various employee benefit plans maintained by Carver and Carver Federal from time to time. The agreements also provide customary corporate indemnification and errors and omissions insurance coverage throughout the term of the agreements and for six years thereafter.
Carver may terminate Ms. Wright’s employment at any time for cause as defined in the employment agreements. In the event that Carver terminates Ms. Wright’s employment for reasons other than for cause, she would be entitled to a severance benefit equal in value to the cash compensation, retirement and other fringe benefits she would have earned had she remained employed for the remaining term of the agreements. The same severance benefits would be available if Ms. Wright resigns during the term of the employment agreements following a loss of title, office or membership on the Board; a material reduction in her duties, functions or responsibilities; involuntary relocation of her principal place of employment by over 30 miles from its location as of June 1, 1999, other material breaches of contract by Carver that are not cured within 30 days; or, in certain circumstances, a change in control. In the event of a change in control, the remaining term of Ms. Wright’s agreement with Carver at any point in time will be three years unless written notice of non-renewal is given by the Board or Ms. Wright.
A portion of the severance benefits payable to Ms. Wright under her employment agreements in the event of a change in control might constitute “excess parachute payments” under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. In the event that any amounts paid to Ms. Wright following a change of control would constitute “excess parachute payment”, Ms. Wright’s employment agreement with Carver provides that she will be indemnified for any excise taxes imposed due to such excess parachute payments, and any additional income and employment taxes imposed as a result of such indemnification of excise taxes. Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Company.

Letter Agreements
The Company entered into letter employment agreements with Mr. Swan, Mr. Bason, Mr. Trinidad, Mr. Sperzel and Ms. Ifill. Generally, each letter employment agreement provides for “at-will” employment and compensation in the form of base salary and benefits continuation based on length of service and in certain instances, a one-time payment. Mr. Swan, Mr. Trinidad and Ms. Ifill resigned from the Company during fiscal 2009 and did not receive additional compensation beyond their termination dates other than salary and benefits previously earned.
In conjunction with the Company’s acquisition of Community Capital Bank, the Company entered into an employment agreement with the former President and CEO of Community Capital Bank, Mr. Charles F. Koehler, to secure his services as the Executive Vice President of the Lending Division. The employment agreement with Mr. Koehler set forth the aggregate compensation and benefits payable to Mr. Koehler for all services rendered to the Company and any of its subsidiaries for an initial term of 18 months beginning October 1, 2006 and ending March 31, 2008. Mr. Koehler’s employment agreement was amended and provided a second term of 12 months, ending March 31, 2009. Mr. Koehler resigned from the Company effective February 27, 2009 and did not receive additional compensation beyond his termination date other than earned salary and benefits.
Change in Control Arrangements
In the event of a change in control, pursuant to her employment agreement, Ms. Wright is eligible for three years of base salary and benefits continuation. Pursuant to their letter agreements, as of March 31, 2009, Mr. Bason is and Mr. Sperzel would have been eligible for 39 weeks of base salary and benefits continuation. Notwithstanding their change in control arrangements, the Company’s senior executive officers have agreed in writing to accept the ARRA standards discussed earlier in this document. Under ARRA, during the period in which the Treasury holds an equity position in the Company, the Company is prohibited from paying severance resulting from termination for any reason, except for payments for services performed or benefits accrued.

The following table reflects the amount of compensation to each of the Named Executive Officers in the event of termination of such executive’s employment under such executive’s employment agreement or employment letter. The amount of compensation payable to each Named Executive Officer upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a Change in Control (“CIC”) or in the event of disability or death of the executive is shown. The amounts assume that such termination was effective as of March 31, 2009, and thus includes amounts earned through such time or are estimates of the amounts, which would be paid to the Named Executive Officers upon their termination. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL at FISCAL YEAR-END 2009

	Involuntary	For Cause
	Not For	or by
	Cause or by	Executive
	Executive	without
	with Good	Good				Change in
	Reason	Reason	Disability	Retirement	Death	Control
Deborah Wright, Chairman and Chief Executive Officer
Cash Wages (1)	$834,167	$0	$625,625	—	—	$1,155,000
Incentive (2)	$577,500	$0	$0	—	—	$577,500
Health, Welfare, Perquisites and Other Personal Benefits (3)	$43,100	$0	$28,600	—	—	$54,100
Retirement Plans (4)	$42,300	$0	$0	—	—	$42,300
Long Term Incentive Plan (5)	$677,800	$0	$0	—	—	$677,800

Total	$2,174,867	$0	$654,225	—	—	$2,506,700

Roy Swan, Executive Vice President and Chief Financial Officer (1)

Total	n/a	$0	n/a	—	—	n/a

James Bason, Senior Vice President and Chief Lending Officer
Cash Wages (1)	$13,731	$0	$107,101	—	—	$133,876
Incentive (2)	$0	$0	$0	—	—	—
Health, Welfare, Perquisites and Other Personal Benefits (3)	$5,100	$0	$0	—	—	$13,900
Retirement Plans (4)		$0	$0	—	—	—
Long Term Incentive Plan (5)	$0	$0	$0	—	—	$88,980

Total	$18,831	$0	$107,101	—	—	$236,755

Charles Koehler, Executive Vice President, Lending (1)

Total	n/a	$0	n/a	—	—	n/a

Susan M. Ifill, Senior Vice Present and Chief Retail Officer (1)

Total	n/a	$0	n/a	—	—	n/a

Michael Trinidad, Senior Vice President and Controller (1)

Total	n/a	$0	n/a	—	—	n/a

Thomas Sperzel, Senior Vice President and Controller (1)
Cash Wages (1)	$35,769	$0	$93,000	—	—	$116,250
Incentive (2)	$0	$0	$0	—	—	—
Health, Welfare, Perquisites and Other Personal Benefits (3)	$3,300	$0	$0	—	—	$13,900
Retirement Plans (4)	$0	$0	$0	—	—	—
Long Term Incentive Plan (5)	$0	$0	$0	—	—	$0

Total	$39,069	$0	$93,000	—	—	$130,150

(1)
For Mr. Bason, cash wages reflect the value of severance payments in accordance with CIC letter agreements or pursuant to the Company’s Severance Pay Plan if other than CIC. For Ms. Wright, cash payments reflect the terms of her contract. For Mr. Sperzel, payments reflect the value of severance payments he was eligible to receive as of March 31, 2009 had he not resigned from the company. Mr. Sperzel resigned from the Company on June 27, 2009. Messrs Swan, Koehler, Trinidad, and Ms. Ifill resigned from the Company on or before the fiscal year end and were not entitled to further compensation.

(2)	Incentive reflects payments at target awards paid as directed by the terms of the CIC agreement or current incentive compensation plan.

(3)	Health, Welfare and Other Personal Benefits reflect the cost of the Company continuing medical, dental, vision, and life insurance benefits per the CIC agreement or severance pay plan.

(4)	Retirement Benefits reflect the 401k Plan matching and profit sharing contributions and acceleration of vesting of unvested profit sharing contributions.

(5)	Long-term Incentive Plan payments reflect the value of accelerated vesting of unvested cash, shares and options.

Recent Legislation and Its Impact On Executive Compensation
On January 16, 2009, the Company completed a financing transaction with the United States Treasury under the TARP. The Company is therefore subject to these restrictions, and would be unable to make any of the payments described above under the caption “Potential Payments Upon Termination or Change in Control.” To comply with these restrictions, Ms. Wright and Messrs. Bason and Sperzel have signed agreements waiving their respective rights to severance payments for so long as the Company is legally prohibited from making such payments.
On February 17, 2009, the American Recovery and Reinvestment Act (“ARRA”) became law. Under the Act, all institutions that have received government investments under the TARP are required to comply with new executive compensation restrictions. Among other things, these restrictions prohibit the payment of severance to the Company’s senior executive officers upon their departure from the institution for any reason. In addition, for institutions like the Company that have received less than $25 million under the TARP, the institution’s highest paid executive officer may not receive a cash bonus, but may receive a bonus in the form of restricted stock provided that (i) the restricted stock does not vest until the Treasury’s investment is redeemed, and (ii) the value of the restricted stock does not exceed one-third of the officer’s annual compensation. These restrictions remain in place for so long as the government’s investment in the institution is outstanding.
Director Compensation
The Chairman of the Board of Directors is currently the Chief Executive Officer and does not receive any additional compensation for serving as the Board Chairman. The Company’s outside directors are paid an annual cash retainer of $10,000 to serve as a Director of both Carver and Carver Federal and receive a meeting fee of $600 for Board Meetings attended and $700 per Executive Committee meeting attended.. The chairs of the Asset Liability and Interest Rate Risk Committee (“ALCO”) and Audit committees receive an annual retainer of $7,500 and $5,000, respectively, and a meeting fee of $650. The chairs of the remaining committees receive an annual retainer of $1,500 and all committee members including the chairs thereof receive $475 per committee meeting attended. Upon shareholder approval of new directors, the Compensation Committee may approve a grant of 1,000 shares of restricted stock and 1,000 stock options, which vest pursuant to the Company’s incentive plan in effect at the time of the grant.
The following table sets forth information regarding compensation earned by the non-employee directors of the Company during the last fiscal year.
DIRECTOR COMPENSATION at FISCAL YEAR-END 2009

					Change In
	Fees				Pension
	Earned				Value And
	or			Non-Equity	Nonqualified
	Paid In	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Carol Baldwin Moody	$25,525	—	—	—	—	—	$25,525
Dr. Samuel Daniel	$22,850	—	—	—	—	—	$22,850
David L. Hinds	$34,100	—	—	—	—	—	$34,100
Robert Holland, Jr.	$27,300	—	—	—	—	—	$27,300
Pazel G. Jackson Jr.	$36,950	—	—	—	—	—	$36,950
Edward B. Ruggiero	$23,550	—	—	—	—	—	$23,550
Robert Tarter	$21,900	—	—	—	—	—	$21,900

Impact of Accounting and Tax on the Form of Compensation
The Compensation Committee and the Company consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans. The Compensation Committee has considered the impact of the Statement of Financial Accounting Standard No. 123, or SFAS No. 123, as issued by the FASB in 2004, on the Company’s use of equity incentives as a key retention tool.
As part of its role, the Compensation Committee also reviews and considers sections of the Internal Revenue Code (“IRC”), including but not limited to, Golden Parachutes Under IRC Section 280(g) and the deductibility of executive compensation under Section 162(m) which limits deduction of compensation paid to Named Executive Officers to $1,000,000 unless the compensation is “performance-based”. This applies to base salary, all cash incentive plans and equity grants other than stock options. During fiscal 2009, no employee received taxable compensation in excess of $1,000,000 and therefore, deductibility of compensation was not limited by these sections of the IRC.
Option Granting Practices
The timing of the Company’s option grants has historically been and continues to be determined upon appointment to the Board, upon hire, or in conjunction with incentive grants after the Company’s fiscal year end and approved by the Compensation Committee. In fiscal 2009, no options were granted to Named Executive Officers. When granted, however, grants vest pursuant to the Company’s incentive plan in effect at the time of the grant.
Ownership Guidelines
The Company regularly reviews the ownership levels of its directors and officers and has not established minimum stock ownership guidelines as the Company’s directors and the Named Executive Officers collectively own a significant amount of Company Stock.
Conclusion
The Compensation Committee retains the discretion to decrease all forms of incentive payouts based on significant individual or Company performance shortfalls. Likewise, the Committee retains the discretion to increase payouts and/or consider special awards for significant achievements, including but not limited to superior asset management, investment or strategic accomplishment and/or consummation of beneficial acquisitions.
Overall, the level and mix of compensation that is finally decided upon is considered within the context of both the objective data from Carver’s competitive assessment of compensation and performance, as well as discussion of the subjective factors as outlined above. The Compensation Committee believes that each executive’s compensation is within the competitive range of practices when compared to the objective comparative data and reasonable given Company and individual performance.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of Voting Stock authorized by Carver for issuance under equity compensation plans as of March 31, 2009.

Number of
securities
remaining
	Number of	Weighted-	available for future
	securities to be	average	issuance under
	issued upon	exercise	equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))

Equity compensation plans approved by security holders	235,766	$13.12	117,553

Equity compensation plans not approved by security holders	—	—	—

Total	235,766	$13.12	117,533

The Company’s Stock Incentive Plans do not provide for re-pricing of stock options, which is the cancellation of shares in consideration of the exchange for other stock options to be issues at a lower price, and the Company has not acted to re-price stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of November 2, 2009, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of any class of Carver’s outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of Carver’s Voting Stock as of November 2, 2009. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (“SEC”) and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of these tables, of any shares of stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after November 2, 2009. As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares, and “investment power” includes the power to dispose or direct the disposition of shares.

	Amount and Nature of		Percent of
	Beneficial		Common Stock
Name and Address of Beneficial Owner	Ownership		Outstanding(1)

Wellington Management Company, LLP 75 State Street Boston, MA 02109	244,500	(2)	9.90%

Donald Leigh Koch c/o Koch Asset Management, L.L.C. 1293 Mason Road Town & Country, MO 63131	207,350	(3)	8.40%

Third Avenue Management LLC 622 Third Avenue, 32nd Floor New York, NY 10017	218,500	(4)	8.82%

Deborah C. Wright c/o Carver Federal Savings Bank 75 West 125th Street New York, NY 1027	191,946	(5)	7.32%

Northstar Investment Corp. 20 North Wacker Drive, Suite 1416 Chicago, IL 60606	228,639	(6)	9.23%

Kuby Gottlieb Special Value Fund, LP 20 North Wacker Drive, Suite 1416 Chicago, IL 60606	186,355	(7)	7.53%

Keefe, Bruyette & Woods 787 Seventh Avenue New York, NY 10019	152,500	(8)	6.20%

(1)	On November 2, 2009, there were 2,474,719 outstanding shares of Common Stock.

(2)	Based on a Schedule 13G/A filed with the SEC on February 14, 2007 by Wellington Management Company, LLP.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission jointly by Koch Asset Management, L.L.C. (“KAM”) and Donald Leigh Koch on February 9, 2009. In its role as an investment manager having trading authority over securities held in accounts on behalf of its clients (“Managed Portfolios”), KAM has sole dispositive power over 207,350 shares of Common Stock and, as a result, may be deemed to be the beneficial owner of the same. Donald Leigh Koch owns 100% of KAM and serves as its managing member, from which Mr. Koch may be deemed to have the power to exercise any dispositive power that KAM may have with respect to Carver Common Stock. Additionally, Mr. Koch, individually, and Mr. Koch and his spouse, jointly, own and hold voting power with respect to Managed Portfolios containing approximately 70,500 shares of Common Stock (the “Koch Shares”). Other than with respect to the Koch Shares, Mr. Koch specifically disclaims beneficial ownership over any shares of Common Stock that he or KAM may be deemed to beneficially own.

(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007 by Third Avenue Management LLC.

(5)
Includes 145,808 vested options to purchase shares of Common Stock. See footnote (4) to the table set forth under “Security Ownership of Management” for additional information regarding these stock options.

(6)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on March 10, 2009 by North Star Investment Management Corp.

(7)	Based on a Schedule 13G/A filed with the securities Exchange Commission on February 17, 2009 by Kuby Gottlieb Special Value Fund, LP.

(8)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009 by Keefe, Bruyette & Woods.

Security Ownership of Management
The following table sets forth information about the shares of Voting Stock beneficially owned by each nominee, each Continuing Director (as defined herein), each Named Executive Officer identified in the Summary Compensation Table included in this proxy statement, and all directors and executive officers of Carver or Carver Federal, as a group, as of November 2, 2009. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Voting Stock indicated.

		Amount and Nature
		of Beneficial
		Ownership of	Percent of
		Common Stock	Common Stock
Name	Title	(1) (2)	Outstanding (3)

Deborah C. Wright	Chairman and Chief Executive Officer	191,946	7.32%

Carol Baldwin Moody	Director	5,417	*

Samuel J. Daniel	Director	1,727	*

David L. Hinds	Director	10,238	*

Robert Holland, Jr.	Director	19,347	*

Pazel G. Jackson, Jr.	Director	1,326	*

Edward B. Ruggiero (4)	Director	11,486	*

Robert R. Tarter	Director	1,200	*

Roy Swan (5)	Executive Vice President and Chief Financial Officer	0	*

Michael A. Trinidad (5)	Senior Vice President and Controller	0	*

Thomas Sperzel (5)	Senior Vice President and Controller	0	*

James H. Bason	Senior Vice President and Chief Lending Officer	10,033	*

All directors and other executive officers as a group persons (15 persons)		264,164	10.00%

*	Less than 1% of outstanding Common Stock.

(1)
Amounts of equity securities shown include shares of common stock subject to option exercisable within 60 days as follows: Ms. Wright — 145,808; Ms. Baldwin Moody — 1,000; Dr. Daniel 400; Mr. Hinds — 1,000; Mr. Holland — 3,986; Mr. Ruggiero — 6,066 Mr. Tarter — 600; Mr. Bason — 4,315; all officers and directors as a group — 174,619. Options to purchase 30,000 shares of common stock that were held by Ms. Wright expired on June 1, 2009 without being exercised. All stock options granted in fiscal year 2004 represented in this table are exercisable as to one-third of the options on the first anniversary of the date of grant, another one-third on the second anniversary of the date of grant, and the remaining one-third on the third anniversary of the date of grant. For grants made in fiscal year 2005, the Compensation Committee approved management’s recommendation to use a five-year performance-accelerated vesting schedule with 10% vesting in years one through four and the remaining 60% in year five, with accelerated vesting in year three or four using return on assets as the performance measure. For grants made in 2006, the Compensation Committee approved management’s recommendation to simplify the vesting scheduled to 20% each with return on equity as the performance measure.

Amounts of equity securities shown excludes 17,623 unvested shares of restricted stock awarded to the executive officers and directors under the Management Recognition Plan with respect to which such executive officers and directors have neither voting nor dispositive power.

(2)
Includes 16,902 shares in the aggregate held by the ESOP Trust that have been allocated as of December 31, 2008 to the individual accounts of executive officers under the ESOP and as to which an executive officer has sole voting power for the shares allocated to such person’s account, but no dispositive power, except in limited circumstances.

(3)
Percentages with respect to each person or group of persons have been calculated on the basis of 2,474,719 shares of Common Stock, exclusive of shares held by Carver the total number of shares of Common Stock outstanding as of November 2, 2009 plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after November 2, 2009 by the exercise of stock options.

(4)	Shared voting and dispositive power with spouse.

(5)	Mr. Swan resigned from the Company effective September 23, 2008.

Mr. Trinidad resigned from the Company effective March 10, 2009.

Mr. Sperzel resigned from the Company effective June 27, 2009

Item 13. Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH CERTAIN RELATED PERSONS
Applicable law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Carver Federal offers loans to its directors, officers and employees, which loans are made in the ordinary course of business and are not made with more favorable terms nor do they involve more than the normal risk of collectability or present unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a disinterested majority of Carver Federal’s Board of Directors. As of the date of this proxy statement, neither Carver nor Carver Federal had made any loans or extensions of credit to executive officers or directors.
DIRECTOR INDEPENDENCE
Independence. Under the Company’s Bylaws, at least three members of the Board must be independent under the criteria set forth in the Bylaws and, as a company listed on the Nasdaq Global Market, a majority of the Company’s Board must be independent under the criteria set forth in its listing requirements. In addition, pursuant to listing requirements of the NASDAQ Stock Market, the respective committee’s charter requires that all members of the Finance and Audit Committee must be independent and requires independent director oversight of the Nominating/Corporate Governance and Compensation Committees.
Lead Independent Director. The Board of Directors has created the position of lead independent director, whose primary responsibility is to preside over periodic executive sessions of the independent members of the Board of Directors. The lead independent director also prepares the agenda for meetings of the independent directors, serves as a liaison between the independent directors and management and outside advisors, and makes periodic reports to the Board of Directors regarding the actions and recommendations of the independent directors. The independent members of the Board of Directors have designated Robert Holland, Jr. to serve in this position for fiscal 2010.
Director Terms. Directors serve for three-year terms. See “Proposal One—Election of Directors—General.”
Executive Sessions. The Board of Directors holds executive sessions for non-employee directors only at which management is not present. These sessions are presided over by Robert Holland, Jr., the presiding independent director. In addition, the Finance and Audit Committee regularly holds executive sessions at which management is not present, including executive sessions with the Company’s independent auditors and internal auditors. Each director also has access to any member of management and the Company’s independent auditors.
Outside Advisors. The Board and its committees may retain outside advisors and consultants as they, in their discretion, deem appropriate.
Board Self-Evaluation. The Nominating/Corporate Governance Committee, among other things, reviews the Company’s and the Board’s governance profile. In addition, the Board and/or its committees regularly review their role and responsibilities, composition and governance practices.
Corporate Governance Principles
The Board of Directors adopted Corporate Governance Principles during the fiscal year ended March 31, 2004. From time to time the Board anticipates that it will revise the Corporate Governance Principles in response to changing regulatory requirements, evolving best practices and the concerns of the Company’s stockholders and other constituents. The Corporate Governance Principles are published on the Company’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage.

Director Independence Determination
The Board of Directors has determined that each of its non-management directors is independent according to the Board’s independence standards as set out in its Bylaws, Corporate Governance Principles, applicable rules of the SEC and the rules of the NASDAQ Stock Market. They are Carol Baldwin Moody, Dr. Samuel J. Daniel, David L. Hinds, Robert Holland, Jr., Pazel G. Jackson, Jr., Edward B. Ruggiero and Robert R. Tarter. Deborah C. Wright was determined not to be independent because she is currently an executive officer of the Company.
The Finance and Audit Committee of the Board of Directors of Carver has appointed the firm of KPMG LLP as independent auditors for Carver for the fiscal year ending March 31, 2010 and the Board of Directors has determined that it would be desirable to request that stockholders ratify such appointment. Representatives of KPMG LLP are expected to be present at the Annual Meeting. They will have an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.
Item 14. Principal Accountant Fees and Services
The appointment of KPMG LLP is being submitted for ratification at the Annual Meeting with a view towards soliciting stockholders opinions, which the Finance and Audit Committee will take into consideration in future deliberations. Stockholder approval is not required for the appointment of KPMG LLP since the Finance and Audit Committee of the Board of Directors has direct responsibility for selecting auditors.
Auditor Fee Information
KPMG’s fees billed for fiscal 2009 and the fiscal year ended March 31, 2008 were as follows:

	2009	2008
Audit fees (a)	$424,500	$401,500
Other fees	$8,500	7,000

Total	$433,000	$408,500

(a)	The amounts for the fiscal 2009 proxy statement for fiscal year 2009 audit fees was $424,500, which excluded 2009 fees of $105,000 billed in 2010.
Pre-Approval Policy for Services by Independent Auditors
During fiscal 2009, the Finance and Audit Committee of Carver’s Board of Directors pre-approved the engagement of KPMG LLP to provide non-audit services and considered whether, and determined that, the provision of such other services by KPMG LLP is compatible with maintaining KPMG LLP’s independence.
In June 2004 the Finance and Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by KPMG LLP consistent with applicable SEC rules. Under the policy, prior to the engagement of the independent auditors for the next year’s audit, management submits an aggregate of services expected to be rendered during that year for each of the four categories of services described above to the Finance and Audit Committee for approval. Prior to engagement, the Finance and Audit Committee pre-approves these services by category of service. The fees are budgeted and the Finance and Audit Committee will receive periodic reports from management on actual fees versus the budget by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the pre-approval. In those instances, the Finance and Audit Committee requires specific pre-approval before engaging the independent auditor.
The Finance and Audit Committee has delegated pre-approval authority, subject to certain limits, to the chairman of the committee. The Chairman is required to report, for informational purposes, any pre-approval decisions to the Finance and Audit Committee at its next regularly scheduled meeting.

Report of the Finance and Audit Committee of the Board of Directors
This report is furnished by the Carver Finance and Audit Committee of the Board of Directors as required by the rules of the SEC under the Exchange Act. The report of the Finance and Audit Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, except to the extent that Carver specifically incorporates this information by reference, and shall not otherwise be deemed to be filed under the Securities Act or the Exchange Act.
The Board of Directors has adopted a written charter that sets forth the Finance and Audit Committee’s duties and responsibilities and reflects applicable rules of the NASDAQ Stock Market and SEC regulations.
All members of the Finance and Audit Committee have been determined to be independent as defined in the listing requirements of the NASDAQ Stock Market. The Board of Directors has determined that Edward B. Ruggiero qualifies as an “audit committee financial expert.” The Finance and Audit Committee received the required written disclosures and letter from KPMG LLP, Carver’s independent accountants, required by Independence Standards Board Standard No. 1, as amended or supplemented, and has discussed with KPMG LLP its independence. The Finance and Audit Committee reviewed and discussed with the Company’s management and KPMG LLP the audited financial statements of the Company contained in the Company’s fiscal 2009 annual report on Form 10-K. The Finance and Audit Committee has also discussed with KPMG LLP the matters required to be discussed pursuant to the Codified Statements on Auditing Standards (SAS 61), as amended or supplemented.
Throughout the year, the Finance and Audit Committee had full access to management and the independent and internal auditors for the Company. The Finance and Audit Committee consulted with advisors regarding the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market’s corporate governance listing standards and the corporate governance environment in general and considered any additional requirements of the Finance and Audit Committee as well as additional procedures or matters the Finance and Audit Committee should consider. During fiscal 2009, the Finance and Audit Committee approved the retention of the Company’s independent accounting firm, KPMG LLP, and received the Board’s ratification of this decision. The Finance and Audit Committee acts only in an oversight capacity and necessarily relies on the assurances and work of the Company’s management and independent auditors who expressed an opinion on the Company’s annual financial statements. The Company’s management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control.
Based on its review and discussions described in the immediately preceding paragraph, the Finance and Audit Committee recommended to the Board of Directors that the audited financial statements included in the Company’s fiscal 2009 annual report on Form 10-K be included in that report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
November 9, 2009	By:	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ Chris McFadden	Chief Financial Officer
Chris McFadden	(Principal Financial and Accounting Officer)

/s/ Carol Baldwin Moody	Director
Carol Baldwin Moody

/s/ Samuel J. Daniel	Director
Samuel J. Daniel

/s/ David L. Hinds	Director
David L. Hinds

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Edward B. Ruggiero	Director
Edward B. Ruggiero

/s/ Robert R. Tarter	Director
Robert R. Tarter