Form 10-Q
period 2009-09-30
CARVER BANCORP INC
filed 2009-11-16
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13007
CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3904174 (I.R.S. Employer Identification No.)

75 West 125th Street, New York, New York (Address of Principal Executive Offices)	10027 (Zip Code)
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
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,474,719

Class	Outstanding at November 13, 2009

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,574	$8,251
Money market investments	852	5,090

Total cash and cash equivalents	14,426	13,341
Investment securities:
Available-for-sale, at fair value	52,120	59,973
Held-to-maturity, at amortized cost (fair value of $13,012 and $14,528 at September 30, 2009 and March 31, 2009, respectively)	12,803	14,808

Total securities	64,923	74,781

Loans held-for-sale	19,557	21,105

Loans receivable:
Real estate mortgage loans	594,917	581,987
Commercial business loans	70,162	57,398
Consumer loans	1,507	1,674

Loans, net of unearned income	666,586	641,059
Allowance for loan losses	(8,123)	(7,049)

Total loans receivable, net	658,463	634,010

Premises and equipment, net	14,449	15,237
Federal Home Loan Bank of New York stock, at cost	4,670	4,174
Bank owned life insurance	9,645	9,481
Accrued interest receivable	3,505	3,697
Core deposit intangibles, net	304	380
Other assets	18,707	15,222

Total assets	$808,649	$791,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Savings	$116,229	$117,438
Non-Interest Bearing Checking	55,038	56,505
NOW	49,274	48,371
Money Market	45,967	43,190
Certificates of Deposit	338,173	337,912

Total Deposits	604,681	603,416
Advances from the FHLB-New York and other borrowed money	130,003	115,017
Other liabilities	8,618	8,657

Total liabilities	743,302	727,090
Stockholders’ equity:
Preferred stock (TARP) (par value $0.01 per share, 2,000,000 shares authorized; 18,980 shares, with a liquidation preference of $1,000.00 per share, issued and outstanding as of September 30, 2009 and March 31, 2009)	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,474,719 and 2,475,037 shares outstanding at September 30, 2009 and March 31, 2009, respectively	25	25
Additional paid-in capital	24,226	24,214
Retained earnings	22,430	21,898
Treasury stock, at cost (49,972 and 49,654 shares at September 30, 2009 and March 31, 2009, respectively)	(697)	(760)
Accumulated other comprehensive income (loss)	383	(19)

Total stockholders’ equity	65,347	64,338

Total liabilities and stockholders’ equity	$808,649	$791,428

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income:
Loans	$9,688	$9,840	$18,788	$20,293
Mortgage-backed securities	688	603	1,431	1,165
Investment securities	126	98	186	170
Money market investments	5	2	15	40

Total interest income	10,507	10,543	20,420	21,668

Interest expense:
Deposits	1,777	3,361	3,815	7,500
Advances and other borrowed money	951	981	1,936	1,709

Total interest expense	2,728	4,342	5,751	9,209

Net interest income	7,779	6,201	14,669	12,459

Provision for loan losses	1,315	170	2,003	339

Net interest income after provision for loan losses	6,464	6,031	12,666	12,120

Non-interest income:
Depository fees and charges	782	713	1,499	1,381
Loan fees and service charges	339	389	567	806
Loss on sale of real estate owned	—	—	(34)	—
Other	32	469	274	1,132

Total non-interest income	1,153	1,571	2,306	3,319

Non-interest expense:
Employee compensation and benefits	3,194	3,616	6,313	7,030
Net occupancy expense	1,155	903	2,142	1,919
Equipment, net	416	694	1,000	1,309
Consulting fees	162	265	369	430
Federal deposit insurance premiums	255	125	1,048	156
Other	1,756	1,702	3,123	3,796

Total non-interest expense	6,938	7,305	13,995	14,640

Income before income taxes and minority interest	679	297	977	799
Income tax benefit	(140)	(422)	(536)	(745)
Minority interest, net of taxes	—	98	—	237

Net income	$819	$621	$1,513	$1,307

Earnings per common share:
Basic	$0.23	$0.25	$0.42	$0.53

Diluted	$0.23	$0.25	$0.41	$0.52

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Six months ended September 30, 2009
(In thousands)
(Unaudited)

						Accumulated
	Preferred		Additional			Other	Total
	Stock	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	(TARP)	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance —March 31, 2009	$18,980	$25	$24,214	$(760)	$21,898	$(19)	$64,338
Net income	—	—	—	—	1,513	—	1,513
Change in net unrealized loss on available- for-sale securities, net of taxes	—	—	—	—	—	402	402

Comprehensive income (loss), net of taxes :	—	—	—	—	1,513	402	1,915

Common Dividends paid	—	—	—	—	(494)	—	(494)

TARP Preferred Dividends paid	—	—	—	—	(474)	—	(474)

Treasury stock activity	—	—	5	63	—	—	68

Stock based compensation	—	—	7	—	(12)	—	(5)

Balance —September 30, 2009	$18,980	$25	$24,226	$(697)	$22,430	$3 83	$65,347

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,513	$1,307
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,003	339
Provision for REO losses	—	28
Stock based compensation expense	5	(9)
Depreciation and amortization expense	943	939
Amortization of premiums and discounts	295	102
Loss from sale of real estate owned	34	—
Gain on sale of loans	(4)	(246)
Originations of loans held-for-sale	(647)	(9,097)
Proceeds from sale of loans held-for-sale	818	9,889
Changes in assets and liabilities:
Decrease in accrued interest receivable	192	271
Decrease in loan premiums and discounts and deferred charges	294	43
Increase in premiums and discounts — securities	—	66
(Increase) decrease in other assets	(5,682)	5,981
Increase (decrease) in other liabilities	(39)	(2,154)

Net cash (used in) provided by operating activities	(275)	7,459

INVESTING AC TIVITIES
Purchase of available-for-sale securites	—	(12,446)
Proceeds from principal payments, maturities and calls of securities:
Available-for-sale	7,607	2,628
Held-to-maturity	1,968	901
Originations of loans held-for-investment	(66,138)	(70,248)
Loans purchased from third parties	(6,726)	—
Principal collections on loans	49,496	66,887
Purchase of FHLB-NY stock	(496)	(2,298)
Additions to premises and equipment	(155)	(990)
Proceeds from sale of real estate owned	522	949

Net cash used in investing activities	(13,922)	(14,617)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,265	(54,845)
Net borrowing of FHLB advances and other borrowings	14,986	50,813
Common stock repurchased	—	(159)
Dividends paid	(969)	(494)

Net cash provided by (used in) financing activities	15,282	(4,685)

Net increase (decrease) in cash and cash equivalents	1,085	(11,843)
Cash and cash equivalents at beginning of period	13,341	27,368

Cash and cash equivalents at end of period	$14,426	$15,525

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$402	$(201)
Cash paid for-
Interest	$8,214	$9,482
Income taxes	$88	$80
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
1. Organization
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), incorporated in May 1996, is the holding company for Carver Federal Savings Bank (the “Bank”). The Bank’s material subsidiaries include Carver Community Development Corp. (“CCDC”) and CFSB Realty Corp. The Bank also has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
The Bank was founded to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. Today, The Bank is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth and enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. The Bank remains headquartered in Harlem, and predominantly all of its nine branches and eleven stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment. The Bank’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans, small business loans and other investments permitted by federal savings banks.
The Bank formalized its many community focused investments on August 18, 2005, by forming CCDC. CCDC oversees the Bank’s participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC is now coordinating the Bank’s development of an innovative approach to reach the unbanked customer market in the Bank’s communities. Importantly, CCDC spearheads the Bank’s applications for grants and other resources to help fund these important community activities. In this regard, the Bank has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards. In June 2006, the Bank was selected by the U.S. Department of the Treasury (the “Treasury”) to receive an award of $59 million in New Market Tax Credits (“NMTC”). In May 2009, the Bank was selected to receive a second NMTC award in the amount of $65 million. These credits enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community. The NMTC award provides substantive credits to the Bank against Federal income taxes when the Bank makes qualified investments. For additional information regarding the Bank’s NMTC, refer to Item 2, “New Market Tax Credit Award.”
2. Basis of Presentation
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending—related commitments, valuation of mortgage servicing rights (“MSR”), goodwill and intangibles, pensions, assessment of other than temporary impairment and the fair value of financial instruments and recoverability of deferred tax assets. The Company’s ability to utilize deferred tax assets generated by NMTC income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. The Company has $11.1 million of deferred tax assets as of September 30, 2009. The current economic environment has increased the uncertainty inherent in these estimates. Actual results could differ from these estimates.
Effective July 1, 2009, we adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, (the “FASB ASC”), which is now the source of authoritative, nongovernmental GAAP. While the FASB ASC did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and codified into the FASB ASC. The references to authoritative accounting literature contained in our disclosures have been modified to refer to general accounting topics within the FASB ASC.
The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as previously filed with the SEC. The consolidated results of operations and other data for the three- and six-month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2010 (“fiscal 2010”).
     Immaterial Corrections
The Bank has adjusted its previously reported amounts included in Note 12 of the consolidated financial statements for year ended March 31, 2009 related to the Bank’s regulatory capital disclosures. The OTS capital adequacy guidelines require certain exclusions as noted in the OTS Capital Requirements in arriving at Tangible Equity, Leverage Capital and Risk-Based Capital. The Bank’s originally disclosed regulatory capital amounts did not appropriately exclude the disallowable portion of deferred tax balances. Accordingly, the Bank has adjusted its previously reported capital disclosures as of March 31, 2009 to exclude the disallowable portion of the net deferred tax asset amounting to $9.4 million from its calculated Regulatory Capital amounts and has included this revised disclosure in Note 12 of these interim financial statements. The impact of this correction is a reduction in the previously reported Tangible Equity, Leverage Capital and Risk-Based Capital and the corresponding regulatory capital excess by $9.4million. Notwithstanding this adjustment, the Bank exceeded all regulatory minimum capital requirements, under OTS regulations, as a well-capitalized institution as at March 31, 2009.
Additionally, the above immaterial correction had no impact to the amounts previously reported in the consolidated statements of financial condition, operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows or other financial statement footnote disclosures. Accordingly, management considers the impact of this correction to be immaterial to the previously reported financial position, results of operations and cash flows reported in the consolidated financial statements for the year ended March 31, 2009.
     Reclassifications
Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.
3. Earnings per Share
In June 2008, the FASB issued additional accounting guidance, which we adopted on January 1, 2009, related to participating securities which clarified the treatment of such securities for earnings per share (“EPS”) computation purposes. The guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities pursuant to this guidance. The two-class method excludes from EPS calculations any dividends paid to participating securities and any undistributed earnings attributable to participating securities from the numerator and excludes the dilutive impact of the participating securities from the denominator. Prior period EPS data has been presented in accordance with this guidance.

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In calculating EPS for the quarter ended September 30, 2009, dividends paid pursuant to the Company’s participation in the United States, Department of Treasury Troubled Asset Relief Program, Capital Purchase Program (“TARP CPP”) reduced the income available to common shareholders, thereby reducing EPS for September 30, 2009 compared to September 30, 2008. Further, income available to common shareholders was reduced by the dividend paid to unvested restricted shares granted under the Company’s Management Recognition Plan (“MRP”) which are participating securities in accordance with the FASB guidance noted above. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding. For the quarters ended September 30, 2009 and 2008, respectively, 18,426 and 29,571 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period. The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.
4. Accounting for Stock Based Compensation
The Company follows FASB issued accounting guidance on stock-based compensation, which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense and the related tax benefit recognized for the quarters ended September 30, 2009 and 2008 totaled $0 and $27,000, respectively, and for the six months ended September 30, 2009 and 2008 totaled $5,000 and $9,000, respectively.
5. Benefit Plans
Employee Pension Plan
The Bank has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based on each employee’s term of service. The Bank’s policy was to fund the plan with contributions equal to the maximum amount deductible for federal income tax purposes. The pension plan was curtailed and future benefit accruals ceased as of December 31, 2000.
Under the FASB guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan, the employers of public and nonpublic entities are required to: (a) disclose more information about how investment allocation decisions are made; (b) provide more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. In accordance with the guidance, the Company has adopted a measurement date as of the fiscal year-end of March 31.
6. Common Stock Dividend
On November 12, 2009, the Board of Directors of the Holding Company declared, for the quarter ended September 30, 2009, a cash dividend of ten cents ($0.10) per common share outstanding. The dividend is payable on December 14, 2009 to stockholders of record at the close of business on November 28, 2009.
7. Investment Securities
In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this guidance did not have a material impact on our financial condition or results of operations.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2009 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$33,740	$200	$(91)	$33,849
Federal Home Loan Mortgage Corporation	5,121	214	(1)	5,334
Federal National Mortgage Association	11,899	568	(3)	12,464
Other	513	7	(47)	473

Total mortgage-backed securities	51,273	989	(142)	52,120
U.S. Government Agency Securities	—	—	—	—

Total available-for-sale	$51,273	$989	$(142)	$52,120

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$449	$35	$—	$484
Federal Home Loan Mortgage Corporation	9,070	38	(21)	9,087
Federal National Mortgage Association	3,135	160	(0)	3,295

Total mortgage-backed securities	12,654	233	(21)	12,866
Other	149	—	(3)	146

Total held-to-maturity	12,803	233	(24)	13,012

Total securities	$64,076	$1,222	$(166)	$65,132

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2009 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$39,252	$26	$(486)	$38,792
Federal Home Loan Mortgage Corporation	5,847	185	(2)	6,030
Federal National Mortgage Association	13,872	493	(8)	14,357
Other	571	—	(37)	534

Total mortgage-backed securities	59,542	704	(533)	59,713
U.S. Government Agency Securities	254	6	—	260

Total available-for-sale	$59,796	$710	$(533)	$59,973

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$488	$27	$—	$515
Federal Home Loan Mortgage Corporation	10,292	17	(153)	10,156
Federal National Mortgage Association	3,870	80	(248)	3,702

Total mortgage-backed securities	14,650	124	(401)	14,373
Other	158	—	(3)	155

Total held-to-maturity	14,808	124	(404)	14,528

Total securities	$74,604	$834	$(937)	$74,501

The following table sets forth the unrealized losses and fair value of securities at September 30, 2009 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available -for-Sale :
Mortgage-backed securities	$(68)	$10,868	$(74)	$1,297	$(142)	$12,165

Total available-for-sale	$(68)	$10,868	$(74)	$1,297	$(142)	$12,165

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(21)	$7,304	$(21)	$7,304
Other	—	—	(3)	146	(3)	146

Total held-to-maturity	—	—	(24)	7,450	(24)	7,450

Total securities	$(68)	$10,868	$(98)	$8,747	$(166)	$19,615

The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery. The unrealized losses on the above investment securities was primarily caused by movements in market interest rates and spread volatility rather than credit risk. The securities with unrealized losses comprises of mainly mortgage backed securities issued by government-sponsored enterprises. The Company purchased these securities either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment.
Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The following table sets forth the unrealized losses and fair value of securities at March 31, 2009 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available -for-Sale :
Mortgage-backed securities	$(441)	$30,008	$(92)	$2,938	$(533)	$32,946

Total available-for-sale	$(441)	$30,008	$(92)	$2,938	$(533)	$32,946

Held-to-Maturity:
Mortgage-backed securities	$(246)	$2,119	$(155)	$8,682	$(401)	$10,801
Other	—	—	(3)	155	(3)	155

Total held-to-maturity	(246)	2,119	(158)	8,837	(404)	10,956

Total securities	$(687)	$32,127	$(250)	$11,775	$(937)	$43,902

8. Fair Value Measurements
In April 2009, the FASB issued guidance regarding the estimation of fair value when the volume and level of activity for the asset or liability has significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company considered this guidance in estimating the fair value of assets and liabilities at September 30, 2009.
The FASB accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table presents assets that are measured at fair value on a recurring basis as of September 30, 2009 and March 31, 2009, and that are included in the Company’s Consolidated Statement of Financial Condition:

	Fair Value Measurements at September 30, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$633	$633
Securities available for sale	$—	$52,075	$45	$52,120

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$452	$452
Securities available for sale	$—	$59,928	$45	$59,973
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights and securities available-for-sale. Level 3 assets accounted for 0.1% of the Company’s total assets at September 30, 2009.
The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observable inputs of a fair value measurement may result in a reclassification from one hierarchy level to another.
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
In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Quoted price information for mortgage servicing rights (“MSR”) is not available. Therefore, MSR are valued using market-standard models to model the specific cash flow structure. Key inputs to the model consist of principal balance of loans being serviced, servicing fees and prepayment rate. The fair value of securities available-for-sale is determined internally by management.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended September 30, 2009:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2009	$451	$45
Additions	137	—
Total unrealized gain	45	—

Ending balance, September 30, 2009	$633	$45

9. Fair Value of Financial Instruments
In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009, and are included in Note 7 to the unaudited consolidated financial statements. Since this guidance is disclosure related, our adoption did not have an impact on our financial condition or results of operations.

Quoted market prices available in formal trading marketplaces are typically the best evidence of fair value of financial instruments. In many cases, financial instruments we hold are not bought or sold in formal trading market places. Accordingly, fair values are derived or estimated based on a variety of valuation techniques in the absence of quoted market prices. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value. As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.
The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and March 31, 2009 are as follows:

	September 30, 2009		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$14,426	$14,426	$13,341	$13,341
Investment securities available-for-sale	—	—	260	260
Mortgage backed securities available-for-sale	52,120	52,120	59,713	59,713
Mortgage backed securities held-to-maturity	12,803	13,012	14,808	14,528
Loans receivable	658,463	660,611	634,010	649,219
Loans held-for-sale	19,557	19,557	21,105	22,467
Accrued interest receivable	3,505	3,505	3,697	3,697
Mortgage servicing rights	633	633	452	452
Financial Liabilities:
Deposits	$604,681	$579,246	$603,416	$610,455
Advances from FHLB of New York	81,600	84,387	71,614	71,592
Other borrowed money	48,403	43,403	43,403	46,179
Cash and cash equivalents and accrued interest receivable
The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value because they mature in three months or less.
Securities
The fair values for investment securities available-for-sale and mortgage-backed securities available-for-sale and held-to-maturity and are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities.
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
10. Variable Interest Entities
In June 2009, the FASB issued a standard that requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc. Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. Accordingly, Carver Statutory Trust I is not consolidated in Carver Bancorp, Inc. for financial reporting purpose.
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a .01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At September 30, 2009, Carver had not recorded any liability with respect to this obligation in accordance with the new accounting guidance.
With respect to the remaining $40 million of NMTC awards, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. Accordingly, all of these special purpose entities were consolidated in the Bank’s Statement of Financial Condition as of September 30, 2009 and March 31, 2009 resulting in the consolidation of assets of approximately $45.2 million and $36.9 million, respectively.
11. Impact of Accounting Standards and Interpretations
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. Rules and interpretative releases of the SEC under the authority of Federal securities laws remain authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial condition, results of operations or amounts reported in financial statement disclosures.
In June 2009, the FASB issued a standard that requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, removes the guaranteed mortgage securitization recharacterization provisions, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued a standard that requires management to evaluate subsequent events through the date financial statements are issued and to disclose the date through which such evaluation occurred. The Company has evaluated subsequent events through the November 13, 2009 issuance date of the unaudited consolidated financial statements included in this Form 10-Q (see footnote 13).
In April 2009, the FASB issued guidance regarding the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company considered this guidance in estimating the fair value of assets and liabilities at September 30, 2009.
In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment (“OTTI”) that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance is reflected in the unaudited consolidated financial statements and in Note 7 thereto.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009, and are included in Note 9 to the unaudited consolidated financial statements.
In June 2008, the FASB issued guidance that requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of this guidance. The adoption of this guidance did not have a material impact on the Company’s calculation of earnings per share for the periods presented.
In December 2007, the FASB issued a standard that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This standard became effective on January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.
12. Regulatory Capital
The following is a summary of the Bank’s capital as of September 30, 2009 and March 31, 2009 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital

Stockholders’ Equity at September 30, 2009 (1)	$78,093	$78,093	$78,093	$78,093

Add:
General valuation allowances		—	—	8,123
Other		218	218	218
Deduct:
Disallowed deferred tax assets		9,051	9,051	9,051
Unrealized gains on securities available-for-sale, net		601	601	601
Goodwill and qualifying intangible assets, net		304	304	304

Regulatory Capital		68,355	68,355	76,478
Minimum Capital requirement		11,988	31,969	53,425

Regulatory Capital Excess		$56,367	$36,386	$23,053

Capital Ratios		8.54%	8.55%	11.45%

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital

Stockholders’ Equity at March 31, 2009	$77,634	$77,634	$77,634	$77,634

Add:
General valuation allowances		—	—	7,049
Other		218	218	218
Deduct:
Disallowed deferred tax assets		9,426	9,426	9,426
Unrealized gains on securities available-for-sale, net		200	200	200
Goodwill and qualifying intangible assets, net		380	380	380

Regulatory Capital		67,846	67,846	74,895
Minimum Capital requirement		12,038	32,103	52,023

Regulatory Capital Excess		$55,808	$35,743	$22,872

Capital Ratios		8.44%	8.45%	11.52%

13. Subsequent Events
In May 2009, the FASB issued new accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new guidelines define: (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events. Under the FASB guidance, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued November 16, 2009.
On October 30, 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing a coupon of 1.69% per annum, maturing on October 31, 2011. This debt is guaranteed under the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program. For this guarantee, the Bank is assessed a fee by FDIC in the amount of 125 basis points. The Bank will use the proceeds to increase its liquidity position and for general corporate purposes.

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

The Bank’s net income, like others in the banking industry, is dependent primarily on net interest income, which is the difference between interest income earned on its interest-earning assets such as loans, investment and mortgage-backed securities portfolios and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s earnings are also affected by general economic and competitive conditions, particularly changes in market interest rates and government and regulatory policies. Additionally, net income is affected by incremental provisions for loan losses, if any, non-interest income, operating expenses and tax benefits from the NMTC award. The Bank engages in a wide range of consumer and commercial banking services. The Bank provides deposit products including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City. In addition to deposit products, the Bank offers a number of other consumer and commercial banking products and services, including debit cards, online banking including online bill pay, and telephone banking.
The Bank offers loan products covering a variety of asset classes, including commercial, multi-family and residential mortgages, construction loans and business loans. The Bank finances mortgage and loan products through deposits or borrowings. Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.
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
The Bank’s primary lending market includes Bronx, Kings, New York and Queens Counties in New York City, and lower Westchester County, New York. Although the Bank’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the Community Reinvestment Act (“CRA”). The Bank’s larger competitors have greater financial resources, name recognition and market presence. The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions. The Bank’s most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank’s competitors have substantially greater resources and offer a wider array of financial services and products. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and increasing its near-term profitability. The Bank’s 60 year history in its market area, its community involvement, relationships with key constituents, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.
The national economy remains in a recession, highlighted by the continuing deterioration of the housing and real estate markets and rising unemployment. Although there was a continued deterioration of the economy in the second quarter of 2009, this period represented an improvement over prior quarters, during which time the disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively. Concern for the stability of the banking and financial systems resulted in unprecedented government intervention including, but not limited to, the passage of the Emergency Economic Stabilization Act of 2008, or (“EESA”), the implementation of the Capital Purchase Program, or (“CPP”), the Temporary Liquidity Guarantee Program, or(“TLGP”), the Troubled Asset Relief Program, or (“TARP”), the Commercial Paper Funding Facility, or (“CPFF”), the Capital Assistance Program, or (“CAP”), the Supervisory Capital Assessment Program, or (“SCAP”), and the Public-Private Investment Program, or (“PPIP”), which are described in greater detail in Part II, “Item 1A — Risk Factors”.

New Markets Tax Credit Award
In June 2006, the Bank was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to the Bank against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. In May 2009, the Bank received another award in the amount of $65 million NMTC. The Bank is currently considering various options as to how to utilize this award.
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $9.1 million from its $40.0 million investment over the next five years. The Company’s ability to utilize deferred tax assets generated by NMTC income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future.
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
Allowance for Loan Losses
The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of September 30, 2009. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.
The Bank maintains a loan review system, which includes periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans and type of collateral and financial condition of the borrowers. Loan loss allowances are established for problem loans based on a review of such information and/or appraisals of the underlying collateral. On the remainder of its loan portfolio, loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. Although management believes that adequate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary in the future.
The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:
•
Establishment of loan loss allowance amounts for all specifically identified criticized and classified loans that have been designated as requiring attention by management’s internal loan review process, bank regulatory examinations or the Bank’s external auditors.

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
A loan is considered to be impaired, when it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The Bank tests loans for impairment if they are on non-accrual status or have been restructured. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition, are excluded from the scope of FASB accounting guidance. Impaired loans are required to be measured based upon (i) the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, (ii) the loan’s market price, or (iii) fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an allowance must be established for the difference. The allowance is established by either an allocation of the existing allowance for loan losses or by a provision for loan losses, depending on various circumstances. Allowances are not needed when credit losses have been recorded so that the recorded investment in an impaired loan is less than the loan valuation.
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. When a company intends to sell an investment security, the company recognizes an impairment loss equal to the full difference between amortized cost basis and fair value of that security. When the company does not intend to sell a security in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or the financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the credit related portion of the OTTI is charged to earnings with the non-credit related portion recorded in other comprehensive income. At September 30, 2009, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment securities portfolio.

Deferred Income Taxes
The Company records income taxes in accordance with ASC 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.
On a periodic basis, we assess whether it is more likely than not to be unrealizable, based on available evidence that a valuation allowance is required for any portions of deferred tax assets that we estimate are not likely to be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the realizability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
Stock Repurchase Program
In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. Through September 30, 2009, the Company purchased a total of 176,174 shares at an average price of $15.72. For the quarter ended September 30, 2009, the Company did not engage in stock repurchase transactions. Pursuant to Carver’s participation in the TARP CPP, the Company is prohibited from repurchasing shares of common stock without the Treasury’s prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred.
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
The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. The Bank’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of September 30, 2009. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. At September 30, 2009, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow from the FHLB-NY an additional $31.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the quarter ended September 30, 2009, total cash and cash equivalents increased by $1.1 million reflecting cash used in operating activities of $0.3 million, cash used in investing activities of $13.9 million, which was more than offset by cash provided by financing activities of $15.3 million..
Net cash used in investing activities was $13.9 million, primarily representing cash disbursed to fund loan originations of $72.9 million, offset partially by principal collections on loans of $49.5 million and proceeds from principal payments/maturities/calls of securities of $9.6 million. Net cash provided by financing activities was $15.3 million and primarily resulted from increases in deposits of $1.3 million and borrowings of $15.0 million. Net cash used in operating activities during this period was $0.3 million, primarily representing net income, provision for loan losses and an increase in other assets.
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
The OTS requires that the Bank meet the minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.
At September 30, 2009, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents the capital position of the Bank at September 30, 2009 (dollars in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital

Stockholders’ Equity at September 30, 2009 (1)	$78,093	$78,093	$78,093	$78,093

Add:
General valuation allowances		—	—	8,123
Other		218	218	218
Deduct:
Disallowed deferred tax assets		9,051	9,051	9,051
Unrealized gains on securities available-for-sale, net		601	601	601
Goodwill and qualifying intangible assets, net		304	304	304

Regulatory Capital		68,355	68,355	76,478
Minimum Capital requirement		11,988	31,969	53,425

Regulatory Capital Excess		$56,367	$36,386	$23,053

Capital Ratios		8.54%	8.55%	11.45%

The OTS capital adequacy guidelines requires certain exclusions as noted in the OTS Capital Requirements in arriving at Tangible capital, Core or Leverage capital and Risk-based capital. Accordingly, the Bank has adjusted its capital position as of March 31, 2009 to exclude net deferred tax assets from its capital. The Bank exceeded all regulatory minimum capital requirements, under OTS regulations, as a well-capitalized institution. The table below presents the restated capital position of the Bank at March 31, 2009 (dollars in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital
Stockholders’ Equity at March 31, 2009	$77,634	$77,634	$77,634	$77,634

Add:
General valuation allowances		—	—	7,049
Other		218	218	218
Deduct:
Disallowed deferred tax assets		9,426	9,426	9,426
Unrealized gains on securities available-for-sale, net		200	200	200
Goodwill and qualifying intangible assets, net		380	380	380

Regulatory Capital		67,846	67,846	74,895
Minimum Capital requirement		12,038	32,103	52,023

Regulatory Capital Excess		$55,808	$35,743	$22,872

Capital Ratios		8.44%	8.45%	11.52%

Comparison of Financial Condition at September 30, 2009 and March 31, 2009
Assets
At September 30, 2009, total assets increased $17.2 million, or 2.2%, to $808.6 million compared to $791.4 million at March 31, 2009, primarily as a result of increases in cash and cash equivalents of $1.1 million, loans receivable of $25.5 million and other assets of $3.5 million primarily due to increases in accounts receivables and loan clearing accounts, offset by decreases in investment securities of $9.9 million and loans held-for-sale of $1.5 million.
Cash and cash equivalents increased $1.1 million, or 8.1%, to $14.4 million at September 30, 2009 compared to $13.3 million at March 31, 2009, primarily due to an increase of $5.3 million in cash and due from banks offset by a decrease of $4.2 million in money market investments. The increase in cash and cash equivalents is the result of liquidity stemming partially from principal pay down of investment securities.
Investment securities decreased $9.9 million, or 13.2%, to $64.9 million at September 30, 2009 compared to $74.8 million at March 31, 2009, reflecting decreases of $7.9 million in available-for-sale securities and a $2.0 million decrease in held-to-maturity securities. The decrease in both available-for-sale and held to maturity securities was primarily due to collection of principal repayments and maturities. The liquidity arising from the decrease in investment securities was partially used to fund loan demand. However, the Bank may invest in securities from time to time to help diversify its investment portfolio, manage liquidity and satisfy collateral requirements for certain deposits. There were no purchases of securities during the quarter ended September 30, 2009.
Loans held-for-sale decreased $1.5 million, or 7.3%, to $19.6 million at September 30, 2009 compared to $21.1 million at March 31, 2009. The decrease resulted from principal repayments and a mark to market adjustment.
Loans receivable increased $25.5 million, or 4.0%, to $666.6 million at September 30, 2009 compared to $641.1 million at March 31, 2009. The increase was primarily the result of increases in multifamily loans of $16.9 million, commercial real estate loans of $15.8 million and commercial business loans of $12.8 million, offset by decreases in one- to four- family loans of $7.1 million, construction loans of $12.7 million and consumer loans of $0.2 million. The Bank continues to grow its loan portfolio through focusing on origination of loans in the markets it serves while maintaining tighter credit standards.
At September 30, 2009, construction loans represented 19.7% of the Bank’s total loan portfolio. Approximately 70% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”). CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area. The Bank’s construction lending activity is concentrated in the New York City market. In addition to real estate collateral, security for these loans consist of a personal guarantee of the developer, 20% top loss guarantee by CPC, and a rental conversion option which allows completed and leased developments to be sold to the NYC Pension FUND. See the Company’s Form 10-K for further details.
Although the New York City real estate market has been more resilient than other real estate markets in certain parts of the U.S., the local economic environment is experiencing significant unemployment, led by job losses on Wall Street and continued constraint in credit markets. During the quarter ended September 30, 2009, local real estate market indicators showed increasing inventories, longer marketing periods for sales, and price reductions. The Bank will continue to closely monitor these and other relevant trends.
Liabilities and Stockholders’ Equity
Total liabilities increased $16.2 million, or 2.2%, to $743.3 million at September 30, 2009 compared to $727.1 million at March 31, 2009. The increase in total liabilities was primarily the result of increases in total deposits of $1.3 million and FHLB-NY advances and other borrowed money of $14.9 million.
Deposits increased $1.3 million, or 0.2%, to $604.7 million at September 30, 2009 compared to $603.4 million at March 31, 2009. The increase in deposit balances was primarily the result of increases in money market deposits of $2.8 million, NOW deposits of $0.9 million and certificates of deposit of $0.3 million, which were partially offset by decreases in savings deposits of $1.2 million and non-interest bearing checking of $1.5 million.
Advances from the FHLB-NY and other borrowed money increased $14.9 million, or 13.0%, to $130.0 million at September 30, 2009 compared to $115.1 million at March 31, 2009. The increase in advances and other borrowed money was primarily the result of an increase in FHLB-NY advances which were used to fund loan growth. At September 30, 2009, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow an additional $31.2 million on a secured basis from the FHLB-NY.

Total stockholders’ equity increased $1.0 million, or 1.6%, to $65.3 million at September 30, 2009 compared to $64.3 million at March 31, 2009. The increase in total stockholders’ equity was primarily attributable to net income for the six months ended September 30, 2009 totaling $1.5 million, partially offset by dividends paid of $0.9 million and an increase in accumulated other comprehensive income of $0.4 million. The Bank’s capital levels meet regulatory requirements of a well-capitalized financial institution.
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
The following table reflects the outstanding loan commitments as of September 30, 2009 (in thousands):

Commitments to fund construction mortgage loans	$38,380
Commitments to fund commercial and consumer loans	6,150
Lines of credit	7,660
Letters of credit	4,154

$56,344

Comparison of Operating Results for the Three and Six Months Ended September 30, 2009 and 2008
Overview
The Company reported consolidated net income of $0.8 million and diluted earnings per share of $0.23 for the quarter ended September 30, 2009 compared to net income of $0.6 million and diluted earnings per share of $0.25 for the prior year period. Net income for the six months ended September 30, 2009 was $1.5 million and diluted earnings per share were $0.41 compared to net interest income of $1.3 million and diluted earnings per share of $0.52 for the prior year period. Net income for both the three- and six-month periods ended September 30, 2009 increased $0.2 million, primarily as a result of decreases in net interest income and non-interest expense, offset by an increase in provision for loan losses coupled with decreases in non-interest income and income tax benefit. Earnings per share during fiscal 2010 are impacted by the payment of preferred dividends pursuant to Carver’s participation in the U.S. Treasury Department’s Troubled Asset Relief Program’s Capital Purchase Program (“TARP”).
The following table reflects the selected operating ratios for the three and six months ended September 30, 2009 and 2008:
CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Six Months Ended
Selected Financial Data:	September 30,				September 30,
	2009		2008		2009		2008
Return on average assets (1)	0.41%		0.31%		0.38%		0.33%
Return on average equity (2)	5.02		4.56		4.74		4.82
Net interest margin (3)	4.12		3.48		3.91		3.50
Interest rate spread (4)	3.96		3.29		3.73		3.29
Efficiency ratio (5)	77.67		94.00		82.44		92.79
Operating expenses to average assets (6)	3.44		3.69		3.49		3.71
Average equity to average assets (7)	8.09		6.89		7.96		6.86
Average interest-earning assets to average interest-bearing liabilities	1.12	x	1.08	x	1.12	x	1.09	x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.

Analysis of Net Interest Income
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
Net interest income before the provision for loan losses increased $1.6 million, or 25.5%, to $7.8 million for the quarter ended September 30, 2009 compared to $6.2 million for the prior year period. This increase was a result of a decrease in the yield on average interest-earning assets of 35 basis points coupled with a decrease in the yield on interest-bearing liabilities of 102 basis points. Although the average balances for both the interest-earning assets and interest-bearing liabilities increased for the quarter, resulting yields declined due to the lower interest rate environment. The average interest rate spread increased 67 basis points to 3.96% for the quarter ended September 30, 2009 compared to 3.29% for the prior year period. The net interest margin increased to 4.12% for the quarter ended September 30, 2009 compared to 3.48% for the prior year period.
For the six month period ending September 30, 2009, net interest income before the provision for loan losses increased by $2.2 million, or 17.7%, to $14.7 million, compared to $12.4 million for the prior year period. Net interest margin for the six month period ending September 30, 2009, increased 41 basis points to 3.91% compared to 3.50% for the prior year period.
The following table sets forth, for the periods indicated, certain information about average balances of The Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and six months ended September 30, 2009 and 2008. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$683,208	$9,689	5.67%	$660,058	$9,840	5.96%
Mortgage-backed securities	66,689	688	4.12%	46,013	603	5.24%
Investment securities (2)	5,008	129	10.21%	6,190	98	6.28%
Other investments and federal funds sold	1,017	2	0.73%	691	2	0.92%

Total interest-earning assets	755,922	10,507	5.56%	712,952	10,543	5.91%
Non-interest-earning assets	50,920			78,219

Total assets	$806,843			$791,171

Interest Bearing Liabilities:
Deposits:
Now demand	$49,900	19	0.15%	$23,326	16	0.27%
Savings and clubs	117,820	65	0.22%	121,800	163	0.53%
Money market	46,697	155	1.32%	44,732	223	1.98%
Certificates of deposit	332,723	1,529	1.82%	368,883	2,949	3.17%
Mortgagors deposits	2,286	9	1.60%	2,386	10	1.66%

Total deposits	549,426	1,777	1.28%	561,127	3,361	2.38%
Borrowed money	125,114	951	3.01%	97,248	981	4.00%

Total interest-bearing liabilities	674,540	2,728	1.60%	658,375	4,342	2.62%
Non-interest-bearing liabilities:
Demand	58,517			52,777
Other liabilities	8,551			6,339

Total liabilities	741,608			717,491
Minority Interest	—			19,150
Stockholders’ equity	65,235			54,530

Total liabilities & stockholders’ equity	$806,843			$791,171

Net interest income		$7,779			$6,201

Average interest rate spread			3.96%			3.29%

Net interest margin			4.12%			3.48%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	Six months ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$675,263	$18,789	5.56%	$657,295	$20,293	6.17%
Mortgage-backed securities	69,262	1,431	4.13%	44,740	1,165	5.21%
Investment securities (2)	4,901	194	7.89%	5,427	170	6.25%
Other investments and federal funds sold	1,023	7	1.36%	4,077	40	1.96%

Total interest-earning assets	750,449	20,420	5.44%	711,539	21,668	6.09%
Non-interest-earning assets	50,986			78,406

Total assets	$801,434			$789,945

Interest Bearing Liabilities:
Deposits:
Now demand	$52,025	41	0.16%	$23,776	35	0.29%
Savings and clubs	118,526	131	0.22%	123,638	330	0.53%
Money market	45,194	302	1.33%	45,477	519	2.28%
Certificates of deposit	329,187	3,320	2.01%	379,885	6,592	3.46%
Mortgagors deposits	2,587	21	1.60%	2,847	24	1.68%

Total deposits	547,519	3,815	1.39%	575,623	7,500	2.60%
Borrowed money	122,708	1,936	3.15%	79,853	1,709	4.27%

Total interest-bearing liabilities	670,227	5,751	1.71%	655,476	9,209	2.80%
Non-interest-bearing liabilities:
Demand	59,237			53,215
Other liabilities	8,184			7,892

Total liabilities	737,648			716,583
Minority Interest	—			19,150
Stockholders’ equity	63,786			54,212

Total liabilities & stockholders’ equity	$801,434			$789,945

Net interest income		$14,669			$12,459

Average interest rate spread			3.73%			3.29%

Net interest margin			3.91%			3.50%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

Interest Income
Interest income decreased moderately to $10.5 million for the quarter ended September 30, 2009 compared to $10.6 million for the prior year period. The decrease in interest income was primarily the result of a decrease in interest income on loans of $0.2 million, offset in part by a $0.1 million increase in interest income on mortgage-backed securities. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 35 basis points to 5.56%, compared to 5.91% for the prior year period. The yield on loans decreased 29 basis points while the average loan balance increased $23.2 million. The yield on mortgage-backed securities declined 112 basis points, while the average balance increased $20.7 million. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.
For the six month period ending September 30, 2009, interest income decreased $1.2 million, or 5.8%, to $20.4 million, compared to $21.6 million for the prior year period. Of the total decrease in interest income, loan income declined $1.5 million or 7.4% while the income on mortgage backed securities increased $0.3 million or 22.8%. The decrease in interest income on loans reflects a decrease in the yield on loans of 61 basis points to 5.56% for the six months ended September 30, 2009 compared to 6.17% for the prior year period.
The decrease in interest income on loans for both the three- and six-month periods ended September 30, 2009 compared to prior year periods resulted primarily from lower yields on the repricing of loans tied to Libor and Prime rate indices, which have fallen substantially year over year, offset in part by increases in average loan balances of $23.2 million and $18.0 million for the three- and six-month periods ended September 30, 2009, respectively, compared to the prior year periods.
The increase in interest income on mortgage-backed securities resulted from an increase in average balances of $20.7 million and $24.5 million, for the three- and six-month periods ended September 30, 2009, respectively, compared to the prior year periods, offset by a decline in yield of 112 basis points and 108 basis points for the three- and six-month periods ended September 30, 3009, respectively, compared to the prior year periods.
Interest Expense
Interest expense decreased by $1.6 million, or 37.2%, to $2.7 million for the quarter ended September 30, 2009 compared to $4.3 million for the prior year period. The decrease in interest expense was primarily the result of a decrease in interest expense on deposits of $1.6 million. The decrease in interest expense reflects a decline of 102 basis points in the average cost of interest-bearing liabilities to 1.60% compared to 2.62% for the prior year period, while the average balance of interest-bearing liabilities increased by $16.2 million to $674.5 million compared to $658.4 million for the prior year period. The decrease in yield on interest-bearing liabilities was primarily the result of relatively higher cost certificates of deposits repricing at lower rates as well as lower costs on core deposits and short-term advances from the Federal Home Loan Bank of New York (“FHLB-NY”).
For the six month period ended September 30, 2009, interest expense decreased by $3.5 million, or 37.6%, to $5.8 million, compared to $9.2 million for the prior year period. The decrease in interest expense resulted primarily from a 109 basis point decrease in the annualized average cost of interest-bearing liabilities to 1.71%, compared to 2.80% for the prior year period, offset partially by growth in the average balance of interest-bearing liabilities of $14.8 million, or 2.3%, to $670.2 million compared to $655.5 million for the prior year period. Total interest expense on deposits decreased $3.7 million, or 49.1%, to $3.8 million from $7.5 million for the prior year period. The decrease reflects a 121 basis point reduction in the average cost of total deposits to 1.39% compared to 2.60% for the prior year period, coupled with a decrease in the average balance of total deposits of $28.1 million to $547.5 million for the six months ended September 30, 2009 compared to $575.6 million for the prior year period.
Interest expense on borrowed money increased $0.2 million, or 13.3%, to $1.9 million for the six months ended September 30, 2009 compared to $1.7 million for the prior year period. The increase in interest expense primarily reflects an increase in the average balance of total borrowed money outstanding of $122.7 million for the six months ended September 30, 2009, compared to $79.9 million for the prior year period, offset by a 112 basis point reduction in the average cost of borrowed money to 3.15% for the six months ended September 30, 2009 compared to 4.27% for the prior year period.

Provision for Loan Losses and Asset Quality
The Bank maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in its loan portfolio. The adequacy of the allowance for loan and lease losses (“ALLL”) is determined by management’s continuing review of the Bank’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential as well as the risk inherent in various components of the portfolio. As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
The following table summarizes the activity in allowance for loan losses for the six month period ended September 30, 2009 and fiscal year-end March 31, 2009 (dollars in thousands):

	Six Months
	Ended
	September 30,	Fiscal Year-End
	2009	March 31, 2009

Beginning Balance	$7,049	$4,878

Less charge-offs:
Business	(510)	(501)
Consumer and other	(453)	(83)

Total Charge- Offs:	(963)	(584)

Add Recoveries:
Business	4	10
Consumer and other	30	43

Total Recoveries:	34	53

Provision for Loan Losses	2,003	2,702

Ending Balance	$8,123	$7,049

Ratios:
Net charge-offs to average loans outstanding	0.14%	0.08%
Allowance to total loans	1.22%	1.06%
Allowance to non-performing loans (1)	29.22%	27.40%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.
The Bank provided $1.3 million in loan loss provision for the second quarter of fiscal 2010, an increase of $1.1 million compared to $0.2 million provision in the prior year period. The increase in provision reflects the potential risk of further loan deterioration resulting from a continued and prolonged downturn in the U.S. economy and in particular the New York City economy. The Bank’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.
For the six month period ended September 30, 2009, the Bank provided $2.0 million in provision for loan losses compared with $0.3 million for the prior year period. The increased provision reflects indications of deterioration in housing and real estate markets, as well as the overall economic environment. Based on management’s evaluation of housing and real estate markets and the overall economy, coupled with the composition of our delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, we determined that a $2.0 million provision for loan losses was warranted for the six months ended September 30, 2009.

At September 30, 2009 and March 31, 2009, the Bank’s allowance for loan losses was $8.1 million and $7.0 million, respectively. The ratio of the allowance for loan losses to non-performing loans was 29.22% at September 30, 2009 compared to 26.48% at March 31, 2009. The ratio of the allowance for loan losses to total loans was 1.22% at September 30, 2009 compared to 1.10% at March 31, 2009.
Non-performing Assets.
When a borrower fails to make a payment on a loan, immediate steps are taken by the Bank and its sub-servicers to have the delinquency cured and the loan restored to current status. With respect to mortgage loans, once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within two business days and a late charge is imposed, if applicable. If payment is not promptly received, the borrower is contacted by telephone and efforts are made to formulate an affirmative plan to cure the delinquency. Additional calls are made by the 20th and 25th day of the delinquency. If a mortgage loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If a mortgage loan becomes 60 days delinquent, the Bank seeks to make personal contact with the borrower and also has the property inspected. If a mortgage becomes 90 days delinquent, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is still not made, the Bank may pursue foreclosure or other appropriate action. In the case of business loans the collection process is similar. The Bank may pursue foreclosure or other appropriate action for business loans secured by real estate. For business loans not secured by real estate, the Bank may seek the SBA guarantee or other appropriate action.
When a borrower fails to make a payment on a consumer loan, steps are taken by the Bank’s loan servicing department to have the delinquency cured and the loan restored to current status. A late notice is mailed to the borrower immediately and a late charge is imposed, if applicable, once the payment grace period has expired (15 days after the due date). If payment is not promptly received, the borrower is contacted by telephone, and efforts are made to formulate an affirmative plan to cure the delinquency. If a consumer loan becomes 30 days delinquent, a letter is mailed to the borrower requesting payment by a specified date. If the loan becomes 60 days delinquent, the account is given to an independent collection agency to follow up with the collection of the account. If the loan becomes 90 days delinquent, a final warning letter is sent to the borrower and any co-borrower. If the loan remains delinquent, it is reviewed for charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
At September 30, 2009, non-performing loans totaled $27.8 million, or 4.17% of total loans receivable compared to $26.6 million, or 4.15% of total loans receivable at March 31, 2009. Non-performing assets totaled $27.9 million, or 3.45% of total assets compared to $27.1 million, or 3.42% of total assets at March 31, 2009. Non-performing assets include loans 90 days past due, non-accrual loans and other real estate owned. The Company’s future levels of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Company’s customers, interest rates and other internal and external factors existing at the time.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):

	September	June	March	December	September
	2009	2009	2009	2008	2008
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$3,297	$6,598	$4,396	$3,185	$1,671
Multifamily	5,988	3,978	3,569	—	—
Non-residential	4,933	7,963	11,375	6,550	10,424
Construction	9,808	3,750	3,286	—	3,157
Business	2,760	2,801	3,079	3,907	2,185
Consumer	31	3	22	46	20

Total non-accrual loans	26,817	25,093	25,727	13,688	17,457

Accruing loans contractually past due > 90 days (2)	987	1,388	894	25	9,349

Total non-performing loans (non-accrual & accruing loans past due > 90 days)	27,804	26,481	26,621	13,713	26,806

Other non-performing assets (3):
Real estate owned	67	162	465	610	635

Total other non-performing assets	67	162	465	610	635

Total non-performing assets (4)	$27,871	$26,643	$27,086	$14,323	$27,441

Non-performing loans to total loans	4.17%	4.02%	4.15%	2.15%	4.22%
Non-performing assets to total assets	3.45%	3.29%	3.42%	1.81%	3.47%

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
Subprime Loans
On July 10, 2008, the OTS and other Federal bank regulatory authorities (the “Agencies”) published the final Interagency Statement on Subprime Lending (the “Statement”) to address emerging issues and questions relating to certain subprime mortgage lending practices. Although the Agencies did not provide a specific definition of a “subprime” loan in the Statement, the Statement did highlight the Agencies’ concerns with certain adjustable-rate mortgage products offered to subprime borrowers that have one or more of the following characteristics:
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
The Bank has minimal exposure to the subprime loan market and, therefore, it does not expect the Statement to have a material impact on the Company. At September 30, 2009, the Bank’s loan portfolio contained $8.7 million in loans that it considers subprime, all of which were performing loans.
Non-Interest Income
Non-interest income decreased by $0.4 million, or 26.6%, to $1.2 million for the quarter ended September 30, 2009 compared to $1.6 million for the prior year period. The decrease was due to a decline in other income of $0.4 million driven mainly by the mark to market adjustment on loans held-for-sale of $0.3 million and consolidation of income from a minority interest created by the NMTC transaction recorded in the prior year of $0.1 million.
During the six month period ended September 30, 2009, non-interest income decreased $1.0 million, or 30.5% to $2.3 million compared to $3.3 million for the prior year period. Of the total decrease, other income decreased by $0.8 million, primarily due to a $0.4 million consolidation of income from the minority interest created by the NMTC transaction recorded in the prior year period, a $0.3 million in mark to market adjustment on loans held-for-sale, and a decrease of loan fees and service charges of $0.2 million, partially offset by an increase of $0.1 million in depository fees and charges.
Non-Interest Expense
Non-interest expense decreased by $0.3 million, or 4.3%, to $7.0 million for the quarter ended September 30, 2009 compared to $7.3 million for the prior year period. The decrease was primarily due to decreases in employee compensation and benefits of $0.4 million, equipment expense of $0.3 million and consulting expense of $0.1 million, partially offset by increases in net occupancy expense of $0.3 million, FDIC’s insurance premiums of $0.1 million and other expenses of $0.1 million. The decrease in non-interest expense resulted from management’s continued focus on expense reduction initiatives.
Non-interest expense decreased $0.6 million or 4.0%, to $14.0 million for the six month period ended September 30, 2009, compared to $14.6 million for the prior year period. The decrease reflects management’s cost reduction strategy which resulted in a decline of employee compensation and benefits of $0.7 million, vendor expenses of $0.3 million, and other expenses of $0.6 million. The decrease in other expenses resulted from reductions in marketing and advertising expense of $0.4 million and retail charge-offs of $0.2 million. These reductions were partially offset by increases in net occupancy expense of $0.2 million and a FDIC’s insurance assessment of $0.9 million, following higher deposit insurance premiums and industry-wide special assessments.
Income Tax Benefit
The income tax benefit was $0.1 million for the quarter ended September 30, 2009 compared to a tax benefit of $0.4 million for the prior year period. The tax benefit for the quarter ended September 30, 2009 reflects income tax expense of $0.4 million offset by the tax benefit generated by the NMTC transaction totaling $0.5 million. The Company expects to receive additional NMTC tax benefits of approximately $11.6 million through the period ending March 31, 2014, from its $40.0 million investment. The Company’s ability to utilize deferred tax assets generated by NMTC income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future.

For the six month period ended September 30, 2009, the Bank recorded a tax benefit of $0.5 million compared to $0.7 million for the prior year period. The tax benefit for the six months ended September 30, 2009 reflects income before taxes of $1.0 million which resulted in income tax expense of $0.5 million offset by the tax benefit generated by the NMTC investment totaling $1.0 million. During the prior year period, income before taxes of $0.8 million resulted in income tax expense of $0.3 million offset by the tax benefit generated by the NMTC investment totaling $0.7 million.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2009 in Item 7A of the Company’s 2009 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at September 30, 2009 compared to March 31, 2009.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2009, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Any future FDIC special assessments or increases in insurance premiums will adversely impact the Company’s earnings
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. The Company recorded an expense of $327,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, the Company’s FDIC general insurance premium expense will increase substantially compared to prior periods.
In addition, on September 29, 2009, the FDIC issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. If the proposed rule is passed, the Bank will be required to make a payment of approximately $4.1 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.
A legislative proposal has been introduced that would eliminate our primary federal regulator, require the Bank to convert to a national bank or state bank, and require the Company to become a bank holding company.
The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator. The proposal would also eliminate federal savings associations and require all federal savings associations, such as the Bank, to elect, within six months of the effective date of the legislation, to convert to a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, is converted into a national bank within one year of the effective date of the legislation. If the Bank is required to convert to a national bank, the Company would become a bank holding company subject to supervision by the Board of Governors of the Federal Reserve System as opposed to the Office of Thrift Supervision. As of the date of this quarterly report on Form 10-Q, the legislative proposals contained in the Treasury white paper, including its proposal to eliminate the federal savings association charter, have not been formally considered by either house of the U.S. Congress. Accordingly, it is not clear whether the proposal to eliminate the federal savings association charter will become law.

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

CARVER BANCORP, INC.
Date: November 16, 2009	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	/s/ Chris A. McFadden
Chris A. McFadden
Executive Vice President & Chief Financial Officer (Principal Accounting Officer)