Form 10-Q
period 2009-12-31
CARVER BANCORP INC
filed 2010-02-16
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,474,719

Class	Outstanding at February 16, 2010

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,540	$8,251
Money market investments	768	5,090

Total cash and cash equivalents	19,308	13,341
Investment securities:
Available-for-sale, at fair value	47,402	59,973
Held-to-maturity, at amortized cost (fair value of $12,847 and $14,528 at December 31, 2009 and March 31, 2009, respectively)	12,570	14,808

Total securities	59,972	74,781

Loans held-for-sale	—	21,105

Loans receivable:
Real estate mortgage loans	615,565	581,987
Commercial business loans	71,179	57,398
Consumer loans	1,468	1,674

Loans, net	688,212	641,059
Allowance for loan losses	(8,962)	(7,049)

Total loans receivable, net	679,250	634,010
Premises and equipment, net	12,014	15,237
Federal Home Loan Bank of New York stock, at cost	5,097	4,174
Bank owned life insurance	9,725	9,481
Accrued interest receivable	3,416	3,697
Core deposit intangibles, net	266	380
Other assets	22,697	15,222

Total assets	$811,745	$791,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$113,242	$117,438
Non-Interest Bearing Checking	61,639	56,505
NOW	43,168	48,371
Money Market	65,879	43,190
Certificates of Deposit	301,058	337,912

Total Deposits	584,986	603,416
Advances from the FHLB-New York and other borrowed money	153,564	115,017
Other liabilities	8,184	8,657

Total liabilities	746,734	727,090

Stockholders’ equity:
Preferred stock (CPP) (par value $0.01 per share, 2,000,000 shares authorized; 18,980 shares, with a liquidation preference of $1,000.00 per share, issued and outstanding as of December 31, 2009 and March 31, 2009)	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,474,719 and 2,475,037 shares outstanding at December 31, 2009 and March 31, 2009, respectively)	25	25
Additional paid-in capital	24,174	24,214
Retained earnings	22,730	21,898
Treasury stock, at cost (49,972 and 49,654 shares at December 31, 2009 and March 31, 2009, respectively)	(687)	(760)
Accumulated other comprehensive loss	(211)	(19)

Total stockholders’ equity	65,011	64,338

Total liabilities and stockholders’ equity	$811,745	$791,428

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest Income:
Loans	$9,361	$9,800	$28,149	$30,093
Mortgage-backed securities	633	578	2,063	1,742
Investment securities	72	39	259	209
Money market investments	114	4	129	44

Total interest income	10,180	10,421	30,600	32,088

Interest expense:
Deposits	1,637	3,016	5,452	10,516
Advances and other borrowed money	1,063	991	2,999	2,699

Total interest expense	2,700	4,007	8,451	13,215

Net interest income	7,480	6,414	22,149	18,873

Provision for loan losses	1,286	431	3,290	770

Net interest income after provision for loan losses	6,194	5,983	18,859	18,103

Non-interest income:
Depository fees and charges	757	732	2,256	2,114
Loan fees and service charges	186	264	753	1,070
Gain on sale of securities, net	446	—	446	—
(Loss) Gain on sale of loans, net	(223)	(208)	(220)	38
Other	1,788	407	2,025	1,293

Total non-interest income	2,954	1,195	5,260	4,515

Non-interest expense:
Employee compensation and benefits	3,053	2,968	9,366	9,998
Net occupancy expense	1,624	1,223	3,765	3,142
Equipment, net	569	794	1,569	2,103
Consulting fees	193	548	562	978
Federal deposit insurance premiums	255	233	1,303	389
Goodwill Impairment	—	7,055	—	7,055
Other	3,240	1,967	6,364	5,762

Total non-interest expense	8,934	14,788	22,929	29,427

Income before income taxes and minority interest	214	(7,610)	1,190	(6,809)
Income tax benefit	(574)	(550)	(1,111)	(1,293)
Minority interest, net of taxes	—	124	—	361

Net income	$788	$(7,184)	$2,301	$(5,877)

Earnings per common share:
Basic	$0.22	$(2.91)	$0.64	$(2.38)

Diluted	$0.22	$(2.91)	$0.64	$(2.38)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended December 31, 2009
(In thousands)
(Unaudited)

						Accumulated
	Preferred		Additional			Other	Total
	Stock	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	(CPP)	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance — March 31, 2009	$18,980	$25	$24,214	$(760)	$21,898	$(19)	$64,338
Net income	—	—	—	—	2,301	—	2,301
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	(192)	(192)

Comprehensive income (loss), net of taxes:	—	—	—	—	2,301	(192)	2,109
Common Dividends paid	—	—	—	—	(745)	—	(745)
CPP Preferred Dividends paid	—	—	—	—	(712)	—	(712)
Treasury stock activity	—	—	(47)	73	—	—	26
Stock based compensation	—	—	7	—	(12)	—	(5)

Balance — December 31, 2009	$18,980	$25	$24,174	$(687)	$22,730	$(211)	$65,011

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$2,301	$(5,877)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,290	770
Provision for REO losses	—	53
Goodwill impairment charge	—	7,055
Stock based compensation expense	5	3
Depreciation and amortization expense	1,371	1,340
Amortization of premiums and discounts	(387)	—
Amortization of other intangibles	—	141
Gain on sale of building	(1,172)	—
Loss from sale of real estate owned	14	—
Gain on sale of securities	(446)	—
Loss (Gain) on sale of loans	220	(38)
Originations of loans held-for-sale	(1,464)	(9,097)
Proceeds from sale of loans held-for-sale	1,635	10,600
Changes in assets and liabilities:
Decrease in accrued interest receivable	281	418
Decrease in loan premiums and discounts and deferred charges	428	174
Increase in premiums and discounts — securities	698	4
(Increase) decrease in other assets	(7,562)	3,201
Decrease in other liabilities	(515)	(231)

Net cash (used in) provided by operating activities	(1,300)	8,516

INVESTING ACTIVITIES
Purchase of available-for-sale securities	(23,657)	(12,446)
Proceeds from sales of securities	23,479	—
Proceeds from principal payments, maturities, and calls:
Available-for-sale	12,122	4,153
Held-to-maturity	2,208	1,107
Originations of loans held-for-investment	(96,360)	(103,290)
Loans purchased from third parties	(10,760)	—
Principal collections on loans	78,634	99,374
Purchase of FHLB-NY stock	(923)	(1,492)
Disposals (Additions) to premises and equipment	3,302	(1,181)
Proceeds from sale of real estate owned	562	949

Net cash used in investing activities	(11,393)	(12,826)

FINANCING ACTIVITIES
Net decrease in deposits	(18,431)	(33,129)
Net borrowing of FHLB advances and other borrowings	38,548	32,872
Common stock repurchased	—	(159)
Dividends paid	(1,457)	(741)

Net cash provided by (used in) financing activities	18,660	(1,157)

Net increase (decrease) in cash and cash equivalents	5,967	(5,467)
Cash and cash equivalents at beginning of period	13,341	27,368

Cash and cash equivalents at end of period	$19,308	$21,901

Supplemental information:
Noncash Transfers—
Change in unrealized loss on valuation of available-for-sale investments, net	$(192)	$276

Cash paid for—
Interest	$11,359	$13,152
Income taxes	$199	$129
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
The Bank was founded to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. Today, the Bank is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth and enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. The Bank remains headquartered in Harlem, New York, and predominantly all of its eight branches and eleven stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment. The Bank’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans, small business loans and other investments permitted by federal savings banks.
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending-related commitments, valuation of mortgage servicing rights (“MSR”), goodwill and intangibles, pensions, assessment of other than temporary impairment and the fair value of financial instruments and recoverability of deferred tax assets. The Company’s ability to utilize deferred tax assets generated by NMTC income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. The Company has $11.0 million of deferred tax assets as of December 31, 2009. The current economic environment has increased the uncertainty inherent in these estimates. Actual results could differ from these estimates.
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
The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as previously filed with the SEC. The consolidated results of operations and other data for the three- and nine-month periods ended December 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2010 (“fiscal 2010”).
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
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. In calculating EPS for the quarter ended December 31, 2009, dividends paid pursuant to the Company’s participation in the United States, Department of Treasury Capital Purchase Program (“CPP”) reduced the income available to common shareholders, thereby reducing EPS for December 31, 2009 compared to December 31, 2008. Further, income available to common shareholders was reduced by the dividend paid to unvested restricted shares granted under the Company’s Management Recognition Plan (“MRP”) which are participating securities in accordance with the FASB guidance noted above. Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated). For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding. For the quarters ended December 31, 2009 and 2008, respectively, 18,223 and 28,557 shares of common stock were potentially issuable from the exercise of stock options with an exercise price that is less than the average market price of the common shares and unvested restricted stock grants for the same period. The effects of these potentially dilutive common shares were considered in determining the diluted earnings per common share.

4. Accounting for Stock Based Compensation
The Company follows FASB issued accounting guidance on stock-based compensation, which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense and the related tax benefit recognized for the quarters ended December 31, 2009 and 2008 totaled $0 and $11,000, respectively, and for the nine months ended December 31, 2009 and 2008 totaled $5,000 and $3,000, respectively.
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
6. Common Stock Dividend
On February 4, 2010, the Board of Directors of the Holding Company declared, for the quarter ended December 31, 2009, a cash dividend of ten cents ($0.10) per common share outstanding. The dividend is payable on March 1, 2010 to stockholders of record at the close of business on February 16, 2010.
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

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2009 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$26,147	$19	$(260)	$25,906
Federal Home Loan Mortgage Corporation	4,834	211	(1)	5,044
Federal National Mortgage Association	13,186	207	(225)	13,168
Other	346	—	(46)	300

Total mortgage-backed securities	44,513	437	(532)	44,418
U.S. Government Agency Securities	2,996	—	(12)	2,984

Total available-for-sale	$47,509	$437	$(544)	$47,402

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$444	$34	$—	$478
Federal Home Loan Mortgage Corporation	8,937	68	(1)	9,004
Federal National Mortgage Association	3,045	178	(0)	3,223

Total mortgage-backed securities	12,426	280	(1)	12,705
Other	144	—	(2)	142

Total held-to-maturity	12,570	280	(3)	12,847

Total securities	$60,079	$717	$(547)	$60,249

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

The following table sets forth the unrealized losses and fair value of securities at December 31, 2009 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(468)	$21,194	$(64)	$1,239	$(532)	$22,433
Agencies	$(12)	$1,485	$—	$—	$(12)	$1,485

Total available-for-sale	$(480)	$22,679	$(64)	$1,239	$(544)	$23,918

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(1)	$282	$(1)	$282
Other	—	—	(2)	(142)	(2)	(142)

Total held-to-maturity	—	—	(3)	140	(3)	140

Total securities	$(480)	$22,679	$(67)	$1,379	$(547)	$24,058

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
Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.
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

8. Fair Value Measurements
In April 2009, the FASB issued guidance regarding the estimation of fair value when the volume and level of activity for the asset or liability has significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company considered this guidance in estimating the fair value of assets and liabilities at December 31, 2009.

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
The following table presents assets that are measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2009, and that are included in the Company’s Consolidated Statement of Financial Condition:

	Fair Value Measurements at December 31, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$680	$680
Securities available for sale	$—	$47,357	$45	$47,402

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Mortgage servicing rights	$—	$—	$452	$452
Securities available for sale	$—	$59,928	$45	$59,973
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights and certain securities available-for-sale. Level 3 assets accounted for less than 0.1% of the Company’s total assets at December 31, 2009.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended December 31, 2009:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2009	$451	$45
Additions	177	—
Total unrealized gain	52	—

Ending balance, December 31, 2009	$680	$45

9. Fair Value of Financial Instruments
In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009, and are included in Note 8 to the unaudited consolidated financial statements. Since this guidance is disclosure related, our adoption did not have an impact on our financial condition or results of operations.
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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and March 31, 2009 are as follows:

	December 31, 2009		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$19,308	$19,308	$13,341	$13,341
Investment securities available-for-sale	—	—	260	260
Mortgage backed securities available-for-sale	47,402	47,402	59,713	59,713
FHLB Stock	5,097	5,097	4,174	4,174
Mortgage backed securities held-to-maturity	12,570	12,847	14,808	14,528
Loans receivable	679,250	684,537	634,010	649,219
Loans held-for-sale	—	—	21,105	22,467
Accrued interest receivable	3,416	3,416	3,697	3,697
Mortgage servicing rights	680	680	452	452
Financial Liabilities:
Deposits	$584,986	$556,524	$603,416	$610,455
Advances from FHLB of New York	121,093	122,795	71,614	71,592
Other borrowed money	32,471	32,471	43,403	46,179
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
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a .01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At December 31, 2009, Carver had not recorded any liability with respect to this obligation in accordance with the FASB guidance on recognition of commitments and contingencies.
With respect to the remaining $40 million of the $59 million NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. Accordingly, all of these special purpose entities were consolidated in the Bank’s Statement of Financial Condition as of December 31, 2009 and March 31, 2009 resulting in the consolidation of assets of approximately $45.9 million and $36.9 million, respectively.

In May 2009, the Bank received an additional award of $65 million NMTC. In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investment made by the investor. Specifically, the Bank has funded, on a secured basis, $7.7 million of the investor's $10.5 million investment in the NMTC project. In addition, CCDC has retained a 0.01% interest in another entity created to facilitate the investment with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC's involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.
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
In April 2009, the FASB issued guidance regarding the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company considered this guidance in estimating the fair value of assets and liabilities at December 31, 2009.
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

12. Subsequent Events
In May 2009, the FASB issued new accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These new guidelines define: (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events. Under the FASB guidance, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued February 16, 2010.
On February 8, 2010, the president of a money services firm which the Bank uses to service its remote ATM locations was arrested on charges of defrauding another financial institution. The Bank has a claim pending for $850,000 for funds which we had advanced to the money services firm. Carver is in the process of submitting insurance claims but there is no assurance of the amount, if any, the Bank will receive. The matter is currently pending investigation by the appropriate legal authorities and at the present time we do not know the timing of the resolution of the matter or any potential impact on Carver. There will be no adverse impact on the operations of our remote ATMs.

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
Carver Bancorp, Inc. (“Holding Company”), a Delaware corporation, is the holding company for Carver Federal Savings Bank, a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.
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
The Bank’s primary market area for deposits consists of areas currently served by its eight branches. The Bank’s branches are located in the Brooklyn, Manhattan and Queens boroughs of New York City. The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas. However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, has helped stimulate significant real estate and commercial development in the Bank’s market area.
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
The national economy remains unstable, highlighted by the uneven recovery of the housing and real estate markets and rising unemployment. Although there was a continued instability in the economy in the third quarter of 2010, this period represented an improvement over prior quarters, during which time the disruption and volatility in the financial and capital markets reached a crisis level as national and global credit markets ceased to function effectively. Concern for the stability of the banking and financial systems resulted in unprecedented government intervention including, but not limited to, the passage of the Emergency Economic Stabilization Act of 2008, or (“EESA”), the implementation of the Capital Purchase Program, or (“CPP”), the Temporary Liquidity Guarantee Program, or(“TLGP”), the Troubled Asset Relief Program, or (“TARP”), the Commercial Paper Funding Facility, or (“CPFF”), the Capital Assistance Program, or (“CAP”), the Supervisory Capital Assessment Program, or (“SCAP”), and the Public-Private Investment Program, or (“PPIP”), which are described in greater detail in Part II, “Item 1A — Risk Factors”.

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
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $8.4 million from its $40.0 million investment over the next five years. The Company’s ability to utilize deferred tax assets generated by NMTC income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future.
In December 2009, the Bank closed the first transaction under the $65 million NMTC allocation. As part of the financing of a retail and community facility in the Bronx, which also included a $7.7 million loan from the Bank, the Bank transferred approximately $10.5 million in NMTC allocation to an investor in this project.
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
Allowance for Loan Losses
The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the portfolio as of December 31, 2009. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. When a company intends to sell an investment security, the company recognizes an impairment loss equal to the full difference between amortized cost basis and fair value of that security. When the company does not intend to sell a security in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or the financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. However, if such a decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the credit related portion of the OTTI is charged to earnings with the non-credit related portion recorded in other comprehensive income. At December 31, 2009, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment securities portfolio.

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
On a periodic basis, we assess whether, based on available evidence, that a valuation allowance is required for any portions of deferred tax assets that we estimate are not more likely than not to be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the realizability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
Stock Repurchase Program
In August 2002, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 231,635 shares of the Company’s outstanding common stock, or approximately 10 percent of the then outstanding shares. Through December 31, 2009, the Company purchased a total of 176,174 shares at an average price of $15.72. For the quarter ended December 31, 2009, the Company did not engage in stock repurchase transactions. Pursuant to Carver’s participation in the CPP, the Company is prohibited from repurchasing shares of common stock without the Treasury’s prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred.
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
The Bank monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. The Bank monitors its cash flow position and has set, and closely monitors, targets for liquid assets, levels of borrowings and brokered deposits. The Bank was in compliance with this policy as of December 31, 2009. Management believes the Bank’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, the Bank has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. At December 31, 2009, based on available collateral held at the FHLB-NY, the Bank had the ability to borrow from the FHLB-NY an additional $32.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The unaudited Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the quarter ended December 31, 2009, total cash and cash equivalents increased by $6.0 million reflecting cash used in operating activities of $1.3 million, cash used in investing activities of $11.4 million, which was more than offset by cash provided by financing activities of $18.7 million.

Net cash used in investing activities was $11.4 million, primarily representing cash disbursed to fund loan originations of $96.4 million, offset partially by principal collections on loans of $78.6 million and proceeds from principal payments/maturities/sales/calls of securities of $35.2 million. Net cash provided by financing activities was $18.7 million and primarily resulted from increases in borrowings of $38.5 million, offset by a decrease in deposits of $18.4 million. Net cash used in operating activities during this period was $1.3 million, primarily representing net income, provision for loan losses and an increase in other assets.
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
At December 31, 2009, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents the capital position of the Bank at December 31, 2009 (dollars in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital
Stockholders’ Equity at December 31, 2009	$78,027	$78,027	$78,027	$78,027

Add:
General valuation allowances		—	—	8,406
Other		218	218	218
Deduct:
Disallowed deferred tax assets		10,105	10,105	10,105
Unrealized gains on securities available-for-sale, net		8	8	8
Goodwill and qualifying intangible assets, net		266	266	266

Regulatory Capital		67,866	67,866	76,272
Minimum Capital requirement		12,015	32,040	53,753

Regulatory Capital Excess		$55,851	$35,826	$22,520

Capital Ratios		8.46%	8.47%	11.35%

Bank Regulatory Matters
The Holding Company and Bank agreed with the Office of Thrift Supervision to take certain actions related to its operations and regulatory compliance. The agreement provides that the Bank will take certain actions including adoption of an enhanced loan concentration policy, which includes reducing the level of commercial real estate loans relative to capital, limiting the level of brokered deposits and enhancing Bank Secrecy Act ("BSA") compliance. The Holding Company and Bank believes that they will be able to satisfy the terms of the agreement and have already implemented aggressive steps to address these matters.

Comparison of Financial Condition at December 31, 2009 and March 31, 2009
Assets
At December 31, 2009, total assets increased $20.3 million, or 2.6%, to $811.7 million compared to $791.4 million at March 31, 2009. The increase in total assets is primarily a result of increases in loans receivable of $26.0 million and other assets of $7.3 million, offset by decreases in investment securities of $14.8 million and premises and equipment of $3.2 million. $4 million of the increase in other assets is prepayments of deposit insurance assessments required by the FDIC.
Cash and cash equivalents increased $6.0 million, or 45%, to $19.3 million at December 31, 2009 compared to $13.3 million at March 31, 2009, primarily due to an increase of $10.3 million in cash and due from banks, offset by a decrease of $4.3 million in money market investments. The increase in cash and cash equivalents is the result of liquidity stemming primarily from principal pay downs of investment securities.
Investment securities decreased $14.8 million, or 20%, to $60.0 million at December 31, 2009 compared to $74.8 million at March 31, 2009. The decrease in both available-for-sale and held to maturity securities was primarily due to collection of principal repayments and maturities. The liquidity arising from the decrease in investment securities was partially used to fund loan demand. However, the Bank may invest in securities from time to time to help diversify its investment portfolio, manage liquidity and satisfy collateral requirements for certain deposits. During December 2009, the Bank sold approximately $24 million in available for sale securities, primarily mortgage-backed securities. The proceeds of the sale were reinvested in $24 million in available for sale securities, primarily mortgage-backed and agency securities. The sale and reinvestment resulted in an increase in the duration of the available for sale portfolio.
The Bank reclassified all loans previously reported as held for sale to loans held for investment during the quarter. These loans were moved primarily into 1-4 family loans held for investment at the lower of their cost or market value.
Loans receivable, including loans previously held for sale, increased $26.0 million, or 4%, to $688.2 million at December 31, 2009 compared to $662.2 million at March 31, 2009. The increase was primarily the result of increases in commercial mortgages of $27.8 million, multifamily loans of $10.8 million, and commercial business loans of $15.4 million, offset by decreases in construction loans of $18.2 million, and 1-4 family loans of $9.6 million (after adjusting for the reclassification from loans held for sale). The Bank continues to utilize prudent pricing and underwriting standards in originating new loans. This ongoing commitment demonstrates Carver’s belief in the stability of its local communities during these difficult economic times and its commitment to making credit available to qualified homeowners and business owners.
At December 31, 2009, construction loans represented 17.9% of the Bank’s total loan portfolio. Approximately 69% of the Bank’s construction loans are participations in loans originated by Community Preservation Corporation (“CPC”). CPC is a non-profit mortgage lender whose mission is to enhance the quality and quantity of affordable housing in the New York, New Jersey, and Connecticut tri-state area. The Bank’s construction lending activity is concentrated in the New York City market. In addition to real estate collateral, security for these loans consist of a personal guarantee of the developer, a letter of credit or cash deposits “in lieu of” in an amount equal to 10% of construction cost, and a rental conversion option insured by SONYMA which allows completed and leased developments to be sold to the NYC Pension Fund. See the Company’s Form 10-K for further details.
Although the New York City real estate market has been more resilient than other real estate markets in certain parts of the U.S., the local economic environment is experiencing significant unemployment, led by job losses on Wall Street and continued constraint in credit markets. During the quarter ended December 31, 2009, local real estate market indicators showed increasing inventories, longer marketing periods for sales, and price reductions. The Bank will continue to closely monitor these and other relevant trends.
Premises and equipment decreased $3.2 million or 21%, on a net basis, to $12.0 million at December 31, 2009 from $15.2 million at March 31, 2009. Most of this net decrease was related to the closing of one branch and sale of a building as part of the Bank’s strategy to consolidate and optimize branch locations.

Liabilities and Stockholders’ Equity
Total liabilities increased $19.6 million, or 3%, to $746.7 million at December 31, 2009 compared to $727.1 million at March 31, 2009. The increase in total liabilities was primarily the result of a decrease in total deposits of $18.4 million offset by an increase in FHLB-NY advances and other borrowed money of $38.5 million.
Deposits decreased $18.4 million, or 3.0%, to $585.0 million at December 31, 2009 compared to $603.4 million at March 31, 2009. The branch consolidation resulted in the release of $32 million in Business Development District deposits and the Bank also declined to renew $25 million in higher cost institutional deposits. These reductions were partially offset by new deposits of $38.6 million of which $16.3 million were generated by deposit promotions.
Advances from the FHLB-NY and other borrowed money increased $38.5 million, or 34%, to $153.6 million at December 31, 2009 compared to $115.1 million at March 31, 2009. The increase in advances and other borrowed money was primarily the result of an increase in FHLB-NY advances which were used in funding the growth in loans. The Bank also issued a $14.1 million two-year term borrowing under the FDIC’s Temporary Liquidity Guarantee Program via a private placement.
Total stockholders’ equity increased $0.7 million, or 0.8%, to $65.0 million at December 31, 2009 compared to $64.3 million at March 31, 2009. The increase in total stockholders’ equity was primarily attributable to net income for the nine months ended December 31, 2009 totaling $2.3 million, partially offset by dividends paid of $1.4 million and a increase in accumulated other comprehensive loss of $0.2 million. The Bank’s capital levels exceed all regulatory requirements of a well-capitalized financial institution.
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
The following table reflects the outstanding loan commitments as of December 31, 2009 (in thousands):

Commitments to fund construction mortgage loans	$30,125
Commitments to fund commercial and consumer loans	7,938
Lines of credit	6,138
Letters of credit	4,154

$48,355

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2009 and 2008
Overview
The Company reported net income of $0.8 million for the third quarter of fiscal 2010 compared to a net loss of $(7.2) million for the third quarter of fiscal 2009. Net income per diluted share for the quarter was $0.22 compared to a net loss per diluted share of $(2.91) for the third quarter of fiscal 2009. For the nine months ended December 31, 2009, the Company reported net income of $2.3 million compared to a net loss of $(5.9) million for the prior year period. Net income per diluted share for the nine month period ended December 31, 2009 was $0.64 compared to a net loss per diluted share for the prior year period of $(2.38). Earnings per share during fiscal 2010 were reduced by $0.10 per diluted share in the current quarter and $0.29 per diluted share year-to-date by the payment of preferred dividends pursuant to Carver’s participation in the U.S. Treasury Department’s CPP.
The following table reflects the selected operating ratios for the three and nine months ended December 31, 2009 and 2008:
CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2009		2008		2009		2008
Selected Financial Data:

Return on average assets (1)	0.39%		NM		0.38%		NM
Return on average equity (2)	4.83		NM		4.77		NM
Net interest margin (3)	3.96		3.61%		3.93		3.54%
Interest rate spread (4)	3.82		3.44		3.76		3.34
Efficiency ratio (5)	85.62		101.61		83.66		95.66
Operating expenses to average assets (6)	4.40		7.52		3.80		4.97
Average equity to average assets (7)	8.03		6.98		7.98		6.90
Average interest-earning assets to average interest-bearing liabilities	1.11	x	1.09	x	1.12	x	1.06	x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets (2008 ratios exclude the impact of the goodwill impairment).

(7)	Total average equity divided by total average assets for the period.

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
Net interest income increased $1.1 million, or 17%, to $7.5 million for the quarter ended December 31, 2009 compared to $6.4 million for the prior year period. The increase in net interest income resulted from a moderate decrease in interest income offset by a $1.3 million, or 33%, decline in interest expense. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 48 basis points to 5.39%, compared to 5.87% for the prior year period. The yield on loans, including non-accrual loans, decreased 54 basis points while the yield on mortgage-backed securities declined 106 basis points. The average balance of loans increased $33.0 million versus the prior year period. This growth reflects the Company’s commitment to provide access to credit for qualified borrowers in its local communities. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.
For the nine month period ended December 31, 2009, net interest income increased $3.3 million, or 17%, to $22.1 million, compared to $18.9 million for the prior year period. The increase in net interest income was primarily related to a $4.8 million decrease in interest expense offset by a $1.5 million decrease in interest income. Of the decrease in interest income, loan income declined $1.9 million or 6% while the income on mortgage-backed securities increased $0.3 million or 18%. The decrease in interest income on loans reflects a reduction in yield of 59 basis points to 5.52% for the nine month period ended December 31, 2009 compared to 6.11% for the prior year period. Although the yield on mortgage-backed securities declined 107 basis points, this was partially offset by an increase in average balances of mortgage-backed securities of $22.0 million. The yield on interest earning assets declined 60 basis points during the nine month period, primarily driven by the low current interest rate environment.
The following table sets forth, for the periods indicated, certain information about average balances of The Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and nine months ended December 31, 2009 and 2008. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$688,316	$9,361	5.44%	$655,324	$9,800	5.98%
Mortgage-backed securities	61,469	633	4.12%	44,636	578	5.18%
Investment securities (2)	4,946	78	6.28%	6,382	39	2.42%
Other investments and federal funds sold	1,004	108	42.69%	4,025	4	0.39%

Total interest-earning assets	755,735	10,180	5.39%	710,367	10,421	5.87%
Non-interest-earning assets	56,721			76,436

Total assets	$812,456			$786,803

Interest Bearing Liabilities:
Deposits:
Now demand	$46,516	20	0.17%	$25,820	13	0.20%
Savings and clubs	114,301	63	0.22%	118,456	145	0.49%
Money market	52,999	183	1.37%	44,424	218	1.95%
Certificates of deposit	327,502	1,362	1.65%	359,731	2,627	2.90%
Mortgagors deposits	2,186	9	1.66%	2,965	14	1.87%

Total deposits	543,504	1,637	1.20%	551,396	3,017	2.17%
Borrowed money	138,879	1,063	3.04%	101,996	991	3.85%

Total interest-bearing liabilities	682,383	2,700	1.57%	653,392	4,008	2.43%
Non-interest-bearing liabilities:
Demand	58,420			52,442
Other liabilities	6,429			6,869

Total liabilities	747,232			712,703
Minority Interest	—			19,150
Stockholders’ equity	65,224			54,950

Total liabilities & stockholders’ equity	$812,456			$786,803

Net interest income		$7,480			$6,413

Average interest rate spread			3.82%			3.44%

Net interest margin			3.96%			3.61%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest Earning Assets:
Loans (1)	$679,630	$28,150	5.52%	$656,636	$30,093	6.11%
Mortgage-backed securities	66,655	2,063	4.13%	44,705	1,742	5.20%
Investment securities (2)	4,916	272	7.35%	5,747	209	4.76%
Other investments and federal funds sold	1,017	115	15.01%	4,060	44	1.44%

Total interest-earning assets	752,218	30,600	5.42%	711,148	32,088	6.02%
Non-interest-earning assets	52,903			77,746

Total assets	$805,121			$788,894

Interest Bearing Liabilities:
Deposits:
Now demand	$50,182	62	0.16%	$24,460	49	0.27%
Savings and clubs	117,113	194	0.22%	121,904	474	0.52%
Money market	47,805	486	1.35%	45,125	736	2.16%
Certificates of deposit	328,623	4,680	1.89%	373,143	9,218	3.28%
Mortgagors deposits	2,453	30	1.62%	2,887	38	1.75%

Total deposits	546,176	5,452	1.32%	567,519	10,515	2.46%
Borrowed money	128,118	2,999	3.11%	87,261	2,699	4.11%

Total interest-bearing liabilities	674,294	8,451	1.66%	654,780	13,214	2.68%
Non-interest-bearing liabilities:
Demand	58,964			52,957
Other liabilities	7,596			7,548

Total liabilities	740,854			715,285
Minority Interest	—			19,150
Stockholders’ equity	64,267			54,459

Total liabilities & stockholders’ equity	$805,121			$788,894

Net interest income		$22,149			$18,874

Average interest rate spread			3.76%			3.34%

Net interest margin			3.93%			3.54%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

Interest Income
Interest income decreased to $10.2 million for the quarter ended December 31, 2009 compared to $10.4 million for the prior year period. The decrease in interest income was primarily the result of a decrease in interest income on loans of $0.4 million, offset in part by a $0.1 million increase in interest income on mortgage-backed securities. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 48 basis points to 5.39%, compared to 5.87% for the prior year period. The yield on loans decreased 54 basis points while the average loan balance increased $33.0 million. The yield on mortgage-backed securities declined 106 basis points, while the average balance increased $16.8 million. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.
For the nine month period ending December 31, 2009, interest income decreased $1.5 million, or 4.7%, to $30.6 million, compared to $32.1 million for the prior year period. Of the total decrease in interest income, loan income declined $1.9 million or 6.5% while the income on mortgage backed securities increased $0.3 million or 18.5%. The decrease in interest income on loans reflects a decrease in the yield on loans of 59 basis points to 5.52% for the nine months ended December 31, 2009 compared to 6.11% for the prior year period.
The decrease in interest income on loans for both the three and nine month periods ended December 31, 2009 compared to prior year periods resulted primarily from lower yields on the repricing of loans tied to Libor and Prime rate indices, which have fallen substantially year over year, offset in part by increases in average loan balances of $33.0 million and $23.0 million for the three and nine month periods ended December 31, 2009, respectively, compared to the prior year periods.
The increase in interest income on mortgage-backed securities resulted from an increase in average balances of $ 16.8 million and $22.0 million, for the three and nine month periods ended December 31, 2009, respectively, compared to the prior year periods, offset by a decline in yield of 106 basis points and 107 basis points for the three and nine month periods ended December 31, 2009, respectively, compared to the prior year periods.
Interest Expense
Interest expense decreased by $1.3 million, or 33%, to $2.7 million for the quarter ended December 31, 2009 compared to $4.0 million for the prior year period. The decrease in interest expense was primarily the result of a decrease in interest expense on deposits of $1.4 million, offset by an increase in interest expense on borrowed money of $0.1 million. The decrease in interest expense reflects a decline of 86 basis points in the average cost of interest-bearing liabilities to 1.57% compared to 2.43% for the prior year period, while the average balance of interest-bearing liabilities increased by $29.0 million to $682.4 million compared to $653.4 million for the prior year period. The decrease in the yield on interest-bearing liabilities was primarily the result of higher cost certificates of deposits repricing at lower rates as well as lower costs on core deposits and short-term advances from the Federal Home Loan Bank of New York (“FHLB-NY”).
For the nine month period ended December 31, 2009, interest expense decreased by $4.8 million, or 36%, to $8.4 million, compared to $13.2 million for the prior year period. The decrease in interest expense resulted primarily from a 102 basis point reduction in the annualized average cost of interest-bearing liabilities to 1.66%, compared to 2.68% for the prior year period, offset partially by growth in the average balance of interest-bearing liabilities of $19.5 million, or 3%, to $674.3 million compared to $654.8 million for the prior year period.
Interest expense on borrowed money increased $0.3 million, or 11.1%, to $3.0 million for the nine months ended December 31, 2009 compared to $2.7 million for the prior year period. The increase in interest expense primarily reflects an increase in the average balance of total borrowed money outstanding of $128.1 million for the nine months ended December 31, 2009, compared to $87.3 million for the prior year period, offset by a 100 basis point reduction in the average cost of borrowed money to 3.11% for the nine months ended December 31, 2009 compared to 4.11% for the prior year period.

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
The following table summarizes the activity in allowance for loan losses for the nine month period ended December 31, 2009 and fiscal year-end March 31, 2009 (dollars in thousands):

	Nine Months
	Ended
	December 31,	Fiscal Year-End
	2009	March 31, 2009

Beginning Balance	$7,049	$4,878

Less charge-offs:
Business	(967)	(501)
Consumer and other	(461)	(83)

Total Charge- Offs:	(1,428)	(584)

Add Recoveries:
Business	4	10
Consumer and other	47	43

Total Recoveries:	51	53

Provision for Loan Losses	3,290	2,702

Ending Balance	$8,962	$7,049

Ratios:
Net charge-offs to average loans outstanding	0.27%	0.08%
Allowance to total loans	1.31%	1.10%
Allowance to non-performing loans (1)	26.81%	26.48%

(1)	Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due in settlement of loans.

The Bank provided $1.3 million in loan loss provision for the third quarter of fiscal 2010, an increase of $0.9 million compared to a $0.4 million provision in the prior year period. The increase in provision reflects the potential risk of further loan deterioration resulting from a continued and prolonged downturn in the U.S. economy and in particular the New York City economy. The Bank’s future level of non-performing loans will be influenced by economic conditions, including the impact of those conditions on the Bank’s customers, interest rates and other factors existing at the time.
For the nine month period ended December 31, 2009, the Bank provided $3.3 million in provision for loan losses compared to $0.8 million for the prior year period. The increased provision reflects uncertainty in the housing and real estate markets, as well as the overall economic environment. Based on management’s evaluation of housing and real estate markets and the overall economy, coupled with the composition of the Bank’s delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, the Bank determined that a $3.3 million provision for loan losses was warranted for the nine months ended December 31, 2009.
At December 31, 2009, the Bank’s allowance for loan losses was $9.0 million which represents a ratio of the allowance for loan losses to non-performing loans of 26.8% compared to 26.5% at March 31, 2009. The ratio of the allowance for loan losses to total loans was 1.31% at December 31, 2009 compared to 1.10% at March 31, 2009.
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
At December 31, 2009, non-performing assets totaled $33.5 million, or 4.12%, of total assets compared to $27.1 million or 3.42% of total assets at March 31, 2009. The increase in non-performing loans is primarily attributed to an increase in non-performing construction loans. The Bank’s proactive approach to working with borrowers to resolve early stage delinquencies has resulted in a decline in 30-89 day delinquencies of $5.7 million to $21.9 million or 3.18% of loans receivable at December 31, 2009 compared to $27.6 million or 4.01% at September 30, 2009 and $43.1 million or 6.52% at December 31, 2008. Although early stage delinquencies have improved over the prior quarter and prior year period, uncertainty still remains with respect to the timing of possible sustained economic recovery which may affect the ability of borrowers to continue to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):

	December	September	June	March	December
	2009	2009	2009	2009	2008
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$5,009	$3,297	$6,598	$4,396	$3,185
Multifamily	6,406	5,988	3,978	3,569	—
Non-residential	3,831	4,933	7,963	11,375	6,550
Construction	12,719	9,808	3,750	3,286	—
Business	5,138	2,760	2,801	3,079	3,907
Consumer	35	31	3	22	46

Total non-accrual loans	33,138	26,817	25,093	25,727	13,688

Accruing loans contractually past due > 90 days (2)	305	987	1,388	894	25

Total non-performing loans (non-accrual & accruing loans past due > 90 days)	33,443	27,804	26,481	26,621	13,713

Other non-performing assets (3):
Real estate owned	28	67	162	465	610

Total other non-performing assets	28	67	162	465	610

Total non-performing assets (4)	$33,471	$27,871	$26,643	$27,086	$14,323

Non-performing loans to total loans	4.86%	4.17%	4.02%	4.15%	2.15%
Non-performing assets to total assets	4.12%	3.45%	3.29%	3.42%	1.81%

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
The Bank has minimal exposure to the subprime loan market and, therefore, it does not expect the Statement to have a material impact on the Company. At December 31, 2009, the Bank’s loan portfolio contained $8.7 million in loans that it considers subprime, all of which were performing loans.
Non-Interest Income
Non-interest income increased $1.8 million, or 147%, to $3.0 million for the quarter ended December 31, 2009 compared to $1.2 million for the prior year period. The increase was mostly due to a $1.2 million gain on the sale of a Bank-owned building as part of the its strategy to consolidate and optimize branch locations as well as a $0.4 million gain on the sale of certain securities.
During the nine month period ended December 31, 2009, non-interest income increased $0.7 million to $5.3 million compared to $4.5 million for the prior year period. Of the total increase, other income increased by $1.2 million, primarily due to a $1.2 million gain on the sale of a Bank-owned building, a $0.4 million gain on the sale of certain securities, and a $0.1 million increase in depository fees, partially offset by a $0.3 million loss on the sale of loans and a $0.3 million decline in loan fees and service charges.
Non-Interest Expense
Non-interest expense for the quarter ended December 31, 2009 decreased 40%, to $8.9 million compared to $14.8 million for the prior year period. This decline in non-interest expense is primarily due to the goodwill impairment expense of $7.1 million recognized in the prior year period. Excluding goodwill impairment, non-interest expenses were higher for the quarter by $1.5 million due to fixed asset write-downs and lease termination charges related to the consolidation of two branches, offset by reductions in consulting expense of $0.4 million.

Non-interest expense decreased $6.5 million or 22%, to $22.9 million for the nine month period ended December 31, 2009, compared to $29.4 million for the prior year period. The decrease reflects management’s cost reduction strategy which resulted in a decline of employee compensation and benefits of $0.6 million, equipment expense of $0.5 million, and consulting fees of $0.4 million. The decrease in total non-interest expense is also a result of the one-time goodwill impairment expense of $7.1 million recognized in the prior year period. These reductions were offset by increases in net occupancy expense and net charge-offs of $1.1 million related to consolidation of two branches and $0.9 million in higher deposit insurance premiums and industry-wide special assessments.
Income Tax Benefit
The income tax benefit was $0.6 million for the quarter ended December 31, 2009 compared to an income tax benefit of $0.6 million for the prior year period. The tax benefit for the quarter ended December 31, 2009 reflects income tax expense of $0.2 million offset by tax benefits from New Market Tax Credit (NMTC) transactions totaling $0.8 million. The Company expects to receive additional NMTC tax benefits of approximately $8.4 million through the period ending March 31, 2014. The Company’s ability to utilize the deferred tax asset generated by NMTC income tax benefits over the next five years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. The Company has $11.0 million of deferred tax assets as of December 31, 2009.
For the nine month period ended December 31, 2009, the Bank recorded a tax benefit of $1.1 million compared to $1.3 million for the prior year period. The tax benefit for the nine months ended December 31, 2009 reflects income before taxes of $1.2 million which resulted in income tax expense of $0.7 million offset by the tax benefit generated by the NMTC investment totaling $1.8 million. During the prior year period, a loss before taxes of $(6.1) million resulted in income tax expense of $0.2 million offset by the tax benefit generated by the NMTC investment totaling $1.5 million.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2009 in Item 7A of the Company’s 2009 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at December 31, 2009 compared to March 31, 2009.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2009, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Any future FDIC special assessments or increases in insurance premiums will adversely impact the Company’s earnings
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The Bank paid approximately $367,000 on September 30, 2009 for this special assessment. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, the Company’s FDIC general insurance premium expense will increase substantially compared to prior periods.
On December 30, 2009 the Bank paid approximately $3.7 million to the FDIC for prepaid estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This amount will be amortized to expense over three years.

ITEM 2. Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
On December 18, 2009, Carver Bancorp, Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Dr. Samuel J. Daniel, Robert Holland, Jr. and Robert R. Tarter to the Board of Directors of Carver Bancorp, Inc. (the Board) for three-year terms, (ii) the ratification of the appointment of KPMG LLP as Carver Bancorp Inc.’s independent registered public accounting firm for the 2010 fiscal year, and (iii) a management-sponsored advisory vote to approve executive compensation.
The shareholders elected all three directors, approved the ratification of the appointment of KPMG LLP as Carver Bancorp Inc.’s independent registered public accounting firm for the 2010 fiscal year and approved the management-sponsored advisory vote to approve executive compensation. The number of votes cast for or against the number of abstentions with respect to each matter voted upon, as applicable, are set forth below.

	For	Against	Abstain
Election of Directors:
Dr. Samuel J. Daniel	1,784,730	—	305,079
Robert Holland, Jr.	1,784,730	—	305,079
Robert R. Tarter	1,784,730	—	305,079
Ratification of Appointment of Independent Registered Accounting Firm	2,058,100	29,062	2,647
Advisory Vote to Approve Executive Compensation	1,786,119	285,694	17,995
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

CARVER BANCORP, INC.
Date: February 16, 2010	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	/s/ Chris A. McFadden
Chris A. McFadden
Executive Vice President & Chief Financial Officer (Principal Accounting Officer)