Form 10-K
period 2010-03-31
CARVER BANCORP INC
filed 2010-07-15
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 28, 2010, there were 2,474,719 shares of common stock of the Registrant outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates, as of September 30, 2009 (based on the closing sales price of $6.15 per share of the registrant’s common stock on September 30, 2009) was approximately $15,219,522
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant’s proxy statement for the Annual Meeting of stockholders for the fiscal year ended March 31, 2010 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company’s business;

•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or expensive than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management; and

•	the ability to realize cost efficiencies.
Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company or management makes may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company’s future performance, see “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I
As used in this Annual Report on Form 10-K, the word “Company” is used to refer to Carver Bancorp Inc. and its consolidated subsidiaries, including Carver Federal Savings Bank (“Carver Federal”).

ITEM 1.	BUSINESS.
OVERVIEW
Carver Bancorp, Inc., a Delaware corporation (the “Holding Company”, the “Company” or “Carver”), is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and eleven stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.
Today, Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $805 million in assets as of March 31, 2010 and employed approximately 140 employees as of May 31, 2010.
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
The Bank’s primary market area for deposits consists of the areas served by its nine branches in the Brooklyn, Manhattan and Queens boroughs of New York City. The neighborhoods in which the Bank’s branches are located have historically been low- to moderate-income areas. However, the shortage of housing in New York City, combined with population shifts from the suburbs into the city, has helped stimulate significant real estate and commercial development in the Bank’s market area, which has supported the Bank’s strategy to provide commercial banking products.
The Bank’s primary lending market includes Bronx, Kings, New York and Queens counties in New York City, and lower Westchester County, New York. Although the Bank’s branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions’ fulfillment of their responsibilities under the CRA. Carver Federal’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions. The Bank’s most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank’s competitors have substantially greater resources and offer a wider array of financial services and products. At times, these larger financial institutions may offer below market interest rates on mortgage loans and above market interest rates for deposits. These pricing concessions combined with competitors’ larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

Carver Federal’s 60 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with other competitors that have entered its market.
The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation (“CCDC”). CCDC oversees the Bank’s participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC is now coordinating the Bank’s development of an innovative approach to reach the unbanked customer market in Carver Federal’s communities. Importantly, CCDC spearheads the Bank’s applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards. In June 2006, Carver Federal was selected by the United States Department of Treasury (“US Treasury”) to receive an award of $59 million in New Markets Tax Credits, (“NMTC”). In May 2009, Carver Federal won another NMTC award in the amount of $65 million. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. In addition to the tax credit awards previously recognized, the Company expects to receive additional NMTC tax benefits of approximately $7.8 million from the June 2006 award over approximately the next four years. The Company’s ability to realize the benefit of the tax credits is dependent upon the Company generating sufficient taxable income. As of March 31, 2010, Carver Federal has transferred rights to investors to $31 million of new market tax credits from the May 2009 award and has entered into an agreement with an additional third party investor which is intended to result in future transactions to transfer another $24 million. See item 7 below and the footnotes to the financial statements for additional details on the NMTC activities.
GENERAL
Carver Bancorp, Inc.
The Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust.
The Trust was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Trust is not consolidated with Carver Bancorp, Inc. for financial reporting purposes in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)).

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
Carver Federal Savings Bank
Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the “FHLB-NY”). Carver Federal was founded as an African- and Caribbean-American operated institution to provide residents of underserved communities the ability to invest their savings and obtain credit. Carver Federal Savings and Loan Association converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank. None of the Bank’s employees are a member of a collective bargaining agreement, and the Bank considers its relations with employees to be satisfactory.
On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2010, this subsidiary had $0.8 million in total assets and a minimal net operating loss. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended. This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2010, CAC owned mortgage loans carried at approximately $90.0 million and total assets of $126.5 million. On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities. As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.
Available Information
The Company makes available on or through its internet website, http://www.carverbank.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of The Securities Exchange Act. Such reports are available free of charge and as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.
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

Lending Activities
General. Carver Federal’s loan portfolio consists primarily of mortgage loans originated by the Bank’s lending teams and secured by commercial real estate, multi-family and one-to-four family residential property and construction loans. Substantially all of the Bank’s mortgage loans are secured by properties located within the Bank’s market area. From time-to-time, the Bank may purchase loans from other financial institutions to achieve loan growth objectives. Loans purchased comply with the Bank’s underwriting standards.
In recent years, Carver Federal has focused on the origination of commercial real estate loans and multi-family residential loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank’s increased emphasis on commercial real estate and multi-family residential mortgage loans has increased the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with commercial real estate and multi-family residential loans has required the Bank to increase its provisions for loan losses and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.
During fiscal 2009, the Bank began to deemphasize the origination of new construction loans and in fiscal 2010, temporarily ceased the origination of new construction loans, allowing the outstanding balance of the construction loan portfolio to decline. As security for repayment, the Bank obtains a first lien position on the underlying collateral, and generally obtains personal guarantees. Construction loans also generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans has required the Bank to increase its provision for loan losses, and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance the Bank currently maintains. To help mitigate risk, Carver Federal has originated construction loans principally through the Community Preservation Corporation (“CPC”). These loans are targeted toward affordable housing or rental dwelling units that tend to have lower risk profiles compared to other construction loans (discussed below). Historically, Carver Federal has not incurred any losses in its construction loan portfolio although in fiscal 2010, the downturn in the economy has led to some losses and higher loan delinquencies in this portfolio.
Carver Federal’s business banking unit was formed in 2006 with the acquisition of CCB, a commercial bank, to focus on loans to businesses located within the Bank’s market area. These loans are generally personally guaranteed by the business owners, and may be secured by the assets of the business. The interest rate on these loans is generally an adjustable rate based on a published index, usually the prime rate. These loans, while providing the Bank a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. To date, Carver Federal has incurred some losses in the business loan portfolio, which are mainly related to loans acquired through the CCB acquisition.
Loan Portfolio Composition. Total loans receivable increased by $9.5 million, or 1.4%, to $672.7 million at March 31, 2010 compared to $663.2 million at March 31, 2009. Carver Federal’s total loans receivable as a percentage of total assets decreased to 83.5% at March 31, 2010 compared to 83.8% at March 31, 2009. Non-residential real estate loans, which includes commercial real estate, totaled $259.6 million, or 38.6% of total loans receivable; multi-family loans totaled $141.7 million, or 21.1% of total loans receivable; construction loans (net of committed but undisbursed funds), totaled $111.3 million, or 16.5% of total loans receivable; one-to-four family mortgage loans totaled $90.1 million, or 13.4% of total loans receivable; business loans totaled $68.5 million, or 10.2% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.4 million, or 0.2% of total loans receivable.

The following is a summary of loans receivable, net of allowance for loan losses at March 31 (dollars in thousands):

	March 31, 2010		March 31, 2009		March 31, 2008		March 31, 2007		March 31, 2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One- to four-family (1)	$90,150	13%	$105,771	16%	$127,186	19%	$123,451	20%	$143,433	29%
Multifamily	141,702	21%	80,321	12%	78,657	12%	91,877	15%	104,718	21%
Non-residential	259,619	39%	273,595	41%	238,508	36%	203,187	33%	154,044	31%
Construction	111,348	17%	144,318	22%	158,877	24%	137,697	23%	92,511	19%
Business	68,523	10%	57,522	9%	51,424	8%	51,226	8%	445	0%
Consumer and other (2)	1,403	0%	1,674	0%	1,728	0%	1,067	0%	1,008	0%

Total loans receivable	672,745	100%	663,201	100%	656,380	100%	608,505	100%	496,159	100%

Add:
Premium on loans	130		546		725		990		1,890
Less:
Deferred fees and loan discounts	(2,864)		(1,583)		(1,229)		(994)		(602)
Allowance for loan losses	(12,000)		(7,049)		(4,878)		(5,409)		(4,015)

Total loans receivable, net	$658,011		$655,115		$650,998		$603,092		$493,432

(1)	Includes loans held for sale

(2)	Includes personal, credit card, and home improvement
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
At March 31, 2010, non-residential real estate mortgage loans totaled $259.6 million, or 38.6% of the total loan portfolio. This balance reflects a year-over-year decrease of $7.0 million, or 2.5% (adjusted for a $7 million reclassification made between commercial business loans and commercial non-residential mortgage loans for regulatory reporting purposes). The decrease in originations in fiscal 2010 is the result of the Company’s efforts to reduce its exposure to this segment of the New York and New Jersey real estate market. Also, under the current economic environment, the Bank is focused on ensuring careful commercial real estate valuations and loan underwriting. As of March 31, 2010, Carver Federal is not currently originating new commercial real estate loans.
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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2010, loans to churches totaled $48.5 million, or 7.2% of the Bank’s gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 63 church loans in the Bank’s loan portfolio.
Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church’s congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization’s financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church’s ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor. The Bank may also require the church to obtain key person life insurance on specific members of the church’s leadership. While asset quality in the church loan category historically has been one of the strongest asset classes, recent economic conditions have produced some delinquencies in this portfolio. Management believes that Carver Federal will remain a leading lender to churches in its market area, however, Carver will continue to conduct disciplined underwriting and maintain focused portfolio management.
Multi-family Real Estate Lending. Traditionally, Carver Federal originates and purchases multi-family loans. Multi-family property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multi-family residential units. Carver Federal’s multi-family loan portfolio increased $10.4 million in fiscal 2010 (adjusted for a $51 million reclassification made between multi-family loans and construction and commercial non-residential mortgage loans for regulatory reporting purposes), or 13.0% to $141.7 million, or 21.1%, of Carver Federal’s total loan portfolio at March 31, 2010.
In making multi-family loans, the Bank primarily considers the property’s ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank’s lending experience with the borrower. Carver Federal’s multi-family product guidelines generally require that the maximum LTV not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio of at least 1.20 on multi-family loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multi-family loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.
To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver Federal employs a risk-rating system for its loans. All commercial loans, including multi-family real estate loans, are risk-rated internally at the time of origination. In addition, to evaluate changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of multi-family real estate loan relationships. On a quarterly basis, i) all new/renewed loans greater than $1,000,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans are reviewed. In addition, on an annual basis, all loans greater than $1,000,000 and a sampling of loans $100,000 to $999,999 are reviewed. Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

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
Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. During fiscal 2009, the Bank sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank’s market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one-to-four family mortgage loans. During fiscal 2010, the Bank temporarily ceased new construction lending.
At March 31, 2010, the Bank had $111.3 million (net of $16.3 million of committed but undisbursed funds) in construction loans outstanding, comprising 16.5% of the Bank’s gross loan portfolio. The balance at March 31, 2010 reflects a $33.0 million, or 22.8%, decrease over fiscal 2009, consistent with the Bank’s current objective of deemphasizing construction loans and letting the remaining principal balances amortize down. Virtually all of the construction loans currently in Carver’s loan portfolio comprise participations in loans originated by peer lenders in New York City. The preponderance of these loans, 79.9%, are underwritten and serviced by the Community Preservation Corporation (“CPC”), a nationally recognized non-profit corporation whose mission is to create affordable housing through new construction and renovation of existing buildings. CPC is sponsored by more than 70 commercial banks, savings institutions and insurance companies. Since its founding in 1974, CPC has been responsible for providing over $7 billion in private and public capital to create approximately 140,000 affordable homes in low and moderate income communities, in New York City, New Jersey and Connecticut.
Consistent with other sponsoring lenders, Carver participates in a portion of an individual CPC-originated loan by purchasing up to 90% of the total loan commitment to a developer. CPC is Carver’s agent in servicing the loans on a daily basis, including overseeing construction and collecting payments. However Carver’s lending team independently underwrites each participation and loans are approved pursuant to Carver’s Loan Policy and underwriting guidelines. Carver’s lending team monitors progress in construction and other benchmarks via written reports and meetings with CPC staff, which are supplemented by site visits and direct communications with borrowers.
CPC-sponsored developments provide affordable homes for purchase or rental. Loans for rental developments, when complete, are generally sold to the New York City Pension Fund. Of Carver’s portfolio of CPC loans, comprised of 27 loans in the amount of $90.3 million, 30% are for rental developments and 70% are for sale. Most CPC homes are priced to target families at 120% of the median income in New York City, which is approximately $77,400. This segment of the home buying market is very deep and typically resilient, given the expense of New York City living and the pent up demand of families living in public housing and other affordable rental housing, to purchase their first home.

In the last two years, economic conditions have severely tested this previously successful model. Delinquency in the CPC loan portfolio in which Carver participates has increased significantly. At March 31, 2010, the largest contributor to Carver’s delinquencies was the CPC portfolio, representing 61% of total construction delinquencies and 50% of the non-performing portfolio. The delinquency rate is 17.5% of the outstanding balance of the CPC-originated loans.
The most significant factors leading to this delinquency was the federal government’s decision to remove Fannie Mae and Freddie Mac from the secondary market, for more than two years. As a result, loans for developments for which construction was complete could not be paid off because end loans, or mortgages for buyers, were non-existent. Second, the lengthy period in which developers managed the dearth of mortgage loans, severely strained their finances, as they are typically smaller, local developers. Third, the loss of employment in the New York metropolitan area reduced confidence and demand in the home buying population.
Despite these severe conditions, in the past six months the Bank has begun to see sales activity increase. The emergence of the FHA has slowly opened up a portion of the secondary market. As a result, in fiscal 2010, 12 loans in the amount of $7.0 million paid off, based on sales activity. While construction lending is inherently more risky than 1-4 family loans, we are cautiously optimistic that this asset class, focused on deep pent up demand in Carver’s marketplace, will rebound.
Our strategy to manage this portfolio has been threefold. First, we temporarily ceased additional construction lending in fiscal 2009. Since the beginning of fiscal 2009, the construction loan portfolio has been reduced by $27.2 million or 19.7%, through pay offs and other resolutions. Second, we worked with CPC to develop an end loan product to provide mortgage financing for purchasers, if secondary market conditions do not rebound sufficiently. Third we are aggressive participants, along with CPC, in the servicing of each loan.
While predicting when market conditions will return to some semblance of normality is difficult, we currently believe that delinquencies in this portfolio will be elevated for at least three additional quarters.
One-to-four Family Residential Lending. Historically, Carver Federal emphasized the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties, although this practice has been discontinued. In the past the Bank has also purchased one-to-four family loans, $316 thousand was purchased in fiscal 2010 compared to no such loans purchased in fiscal 2009. In October 2008, the Bank entered into an arrangement with a third party to originate and underwrite one-to-four family loans for the Bank using Fannie Mae, Freddie Mac or FHA underwriting guidelines.
Carver Federal offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.4 million. Approximately 86% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2010 were adjustable rate and approximately 14% were fixed-rate. One-to-four family residential real estate loans decreased $15.6 million to $90.1 million, or 13.4%, of the gross loan portfolio at March 31, 2010 compared to March 31, 2009. During fiscal 2009 the Bank decreased its emphasis on one-to-four family lending due to more favorable pricing on multi-family residential and commercial real estate lending.
The Bank’s lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one-to-four family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under certain special loan programs, Carver Federal may originate and sell loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 96.5%.
Carver Federal’s fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to the Federal National Mortgage Association (“FNMA”), the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2010, the Bank, through its sub-servicers, serviced $45.9 million in loans for FNMA and $6.1 million for other third parties.

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
The retention of adjustable-rate loans in Carver Federal’s portfolio helps reduce Carver Federal’s exposure to increases in prevailing market interest rates. However, there are credit risks resulting from potential increases in costs to borrowers in the event of upward re-pricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank’s adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Adjustable-rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although decreases in the Bank’s cost of funds would tend to offset this effect.
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At March 31, 2010, the Bank had $8.7 million in subprime loans, or 1.3%, of its total loan portfolio of which $0.4 million are non-performing loans.
Business Loans. Carver Federal’s small business lending portfolio increased by $11.0 million to $68.5 million, or 10.2%, of the Bank’s gross loan portfolio in Fiscal 2010. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners, and may also be secured by additional collateral, including real estate, equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $13.4 million at March 31, 2010, are secured through first liens on the taxi medallions. Carver Federal originates taxi medallion loans in an amount up to 80% of the value of the taxi medallion.
Consumer and other Loans. At March 31, 2010, the Bank had $1.4 million in consumer and other loans, or 0.2%, of the Bank’s gross loan portfolio. At March 31, 2010, $1.2 million, or 92%, of the Bank’s consumer loans were unsecured loans, consisting of consumer loans, other than loans secured by savings deposits, and $0.1 million or 8%, were secured by savings deposits.
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
Loan Processing. Carver Federal’s loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in and telephone customers. Loans are originated by the Bank’s personnel who receive a base salary, commissions and other incentive compensation. Real estate, business and unsecured loan applications are forwarded to the Bank’s Lending Department for underwriting pursuant to standards established in Carver Federal’s loan policy. The underwriting and loan processing for residential one-to-four family loans are performed by an outsourced third party loan originator using lending standards established by the Bank.

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
It is Carver Federal’s policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies must be obtained. Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance. Written confirmation of the guarantee for SBA loans and evidence of the UCC filing is also required.
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
Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the Office of Thrift Supervision (“OTS”), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “—Regulation and Supervision—Federal Banking Regulation—Loans-to-One-Borrower Limitations.” At March 31, 2010, the maximum loans-to-one-borrower under this test would be $11.3 million and the Bank had no relationships that exceeded this limit.
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
Loan Originations and Purchases. Loan originations, including loans originated for sale, were $108.4 million in fiscal 2010 compared to $151.4 million in fiscal 2009. In prior years, the Bank increased its loan production of non-residential commercial real estate and multi-family lending, including those in construction, to take advantage of higher yields and better interest rate risk characteristics. However, due to the downturn in the real estate market and the economy in general, the Bank has curtailed non-owner occupied commercial real estate and construction lending given the additional risks associated with these products. The Bank purchased $10.8 million in loans during fiscal 2010 compared to no loans purchased for fiscal 2009 and $29.7 million for fiscal 2008.

The following table sets forth certain information with respect to Carver Federal’s loan originations and advances, purchases and sales for the fiscal years ended March 31, (in thousands):

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$3,477	2.92%	$10,861	7.17%	$39,060	18.38%
Multi-family	18,678	15.67%	21,019	13.88%	13,118	6.17%
Non-residential	42,868	35.97%	57,785	38.16%	48,743	22.94%
Construction	13,752	11.54%	38,471	25.40%	61,021	28.72%
Business	29,368	24.64%	22,891	15.12%	18,982	8.93%
Consumer and others (1)	277	0.23%	405	0.27%	1,804	0.85%

Total loans originated	108,420	90.97%	151,432	100.00%	182,728	86.00%
Loans purchased (2)	10,760	9.03%	—	—%	29,736	14.00%

Total loans originated and purchased	119,180	100.00%	151,432	100.00%	212,464	100.00%

Loans sold (3)	(3,370)		(10,291)		(17,716)

Net additions to loan portfolio	$115,810		$141,141		$194,748

(1)	Comprised of personal and credit card loans.

(2)	Comprised of primarily non-residential and multifamily mortgage loans and business loans in fiscal 2010 and construction and non-residential mortgage loans in fiscal 2008.

(3)	Comprised of primarily one-to-four family mortgage loans.
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
In an effort to reduce risks, the Bank has sought to ensure that purchased loans satisfy the Bank’s underwriting standards and do not otherwise have a higher risk of collection or loss than loans originated by the Bank. A review of each loan is conducted prior to purchase, and the Bank also requires appropriate documentation and further seeks to reduce its risk by requiring, in each buy/sell agreement, a series of warranties and representations as to the underwriting standards and the enforceability of the related legal documents. These warranties and representations remain in effect for the life of the loan. Any misrepresentation must be cured within 90 days of discovery or trigger certain repurchase provisions in the buy/sell agreement.

Loan Maturity Schedule. The following table sets forth information at March 31, 2010 regarding the amount of loans maturing in Carver Federal’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Construction loans generally have terms from 12 to 24 months and when coupled with the significant decline in originations over the past two years, the majority of the construction loan portfolio has a maturity of one year or less. Management believes such loans are well collateralized. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal’s actual repayment experience to differ significantly from that shown below (in thousands):

	Loan Maturities
	<1 Yr.	1-2 Yrs.	2-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10-20 Yrs.	20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$8	$8	$198	$137	$2,491	$4,999	$82,309	$90,150
Multi-family	692	11,818	1,848	9,302	38,185	65,725	14,132	141,702
Non-residential	23,113	3,122	11,503	68,525	73,131	76,426	3,799	259,619
Construction	106,804	1,544	—	3,000	—	—	—	111,348
Business	17,971	10,410	6,068	7,487	20,559	2,932	3,096	68,523
Consumer	54	27	1,001	113	185	19	4	1,403

Total	$148,642	$26,929	$20,618	$88,564	$134,551	$150,101	$103,340	$672,745

The following table sets forth as of March 31, 2010, amounts in each loan category that are contractually due after March 31, 2011 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans (in thousands):

	Due After March 31, 2011
	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$12,881	$77,261	$90,142
Multi-family	22,815	118,195	141,010
Non-residential	72,118	164,388	236,506
Construction	—	4,544	4,544
Business	26,487	24,065	50,552
Consumer	1,349	—	1,349

Total	$135,650	$388,453	$524,103

Asset Quality
General. One of the Bank’s key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets. The maintenance of conservative credit standards for loan originations has resulted in the Bank historically having lower net charge-offs of loans than other comparable financial institutions.
The underlying credit quality of the Bank’s loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multi-family loans, the borrower’s ability to pay typically is dependent on rental income, which can be impacted by vacancies and general market conditions. For one-to-four family loans, a borrowers’ ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower’s ability to pay typically is dependent primarily on the success of the borrower’s business. For all of the Bank’s loans, a borrower’s ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets. Non-performing assets consist of non-accrual loans and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers takes prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the Small Business Administration (“SBA”). Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2010, loans classified as a troubled debt restructuring totaled $15.2 million.
The following table sets forth information with respect to Carver Federal’s non-performing assets, which includes non-accrual loans and property acquired in settlement of loans as of March 31, (dollars in thousands):

	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One-to-four family	$7,682	$4,396	$567	$173	$1,098
Multi-family	10,334	3,569	—	3,886	763
Non-residential	6,315	11,375	522	—	—
Construction	17,413	3,286	—	—	865
Business	5,799	3,079	1,708	439	—
Consumer	28	22	57	12	4

Total non-performing loans	47,571	25,727	2,854	4,510	2,730

Other non-performing assets (2):
Real estate owned	66	465	1,163	28	26

Total other non-performing assets	66	465	1,163	28	26

Total non-performing assets (3):	$47,637	$26,192	$4,017	$4,538	$2,756

Accruing loans contractually past due ≥ 90 days (4):	$1,411	$894	$—	$—	$—

Non-performing loans to total loans	7.10%	4.01%	0.43%	0.74%	0.55%
Non-performing assets to total assets	5.91%	3.31%	0.50%	0.61%	0.42%

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

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing to their modified terms are considered non-accrual and are included in the non-accrual category in the table above. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

(4)
Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. Loans past due 90 days or more and still accruing represent mostly 1-4 family loans where the loan servicer is contractually obligated to make payments.

At March 31, 2010, total non-performing assets increased by $21.4 million to $47.6 million, compared to $26.2 million at March 31, 2009. Non-accrual loans consist of 21 one- to four- family loans, 9 multi-family loans, 5 non-residential real estate loans, 5 construction loans, 4 consumer and 33 small business and SBA loans. The increase in delinquent loans from the prior year is primarily the result of deterioration in economic conditions and resultant impact on borrower’s ability to meet the terms of their loans. Management believes that there will likely be losses on certain delinquent loans, but that the amount of losses will be reduced by the values of the properties securing these delinquent loans and the Bank’s loan loss reserves. Other real estate owned of $0.1 million reflects two properties foreclosed upon.
Although we believe that substantially all risk elements at March 31, 2010 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $29.2 million in potential problem loans at March 31, 2010 which were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in a non-performing loan.
Asset Classification and Allowances for Losses. Federal regulations and the Bank’s policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is non-performing and/or determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered un-collectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful result in a higher level of allowances for loan losses recorded in accordance with Accounting Standards Codification (“ASC”) subtopic 450-20 “Loss Contingencies”. If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses pursuant to loan impairment guidance in ASC subtopic 310-10-35 in the amount of the portion of the asset classified as a loss or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director.
The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses (ALLL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management’s prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with a savings institution as to the appropriate level of the institution’s allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with the ALLL policy, there can be no assurance that regulators, in reviewing Carver Federal’s assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal’s reported financial condition and results of operations. For additional information regarding Carver Federal’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

The Board has designated the Internal Asset Review Committee of management on a quarterly basis to perform a review of the Bank’s asset quality, establish general and specific allowances, determine loan classifications and submit their report to the Board for review. Carver Federal’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Further, management reviews the ratio of allowances to total loans and recommends adjustments to the level of allowances accordingly. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans. The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets. In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.
It is management’s policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank’s and the industry’s historical and projected loss experience and current and forecasted economic conditions. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate market. See “—Lending Activities—Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank’s income. General allowances are established by management on at least a quarterly basis based on an assessment of risk in the Bank’s loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. A loan is deemed impaired when it is probable the Bank will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Loans the Bank individually classifies as impaired include multi-family mortgage loans, commercial real estate loans, construction loans and business loans which have been classified by the Bank’s credit review officer as substandard, doubtful or loss for which it is probable that principal and interest will not be collected in accordance with the loan’s contractual terms, and certain loans modified in a troubled debt restructuring A valuation allowance for collateral dependent loans is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. A valuation allowance for cash flow dependent loans is established when based upon a discounted cash flow analysis, impairment is demonstrated.
At the date of foreclosure or other repossession or at the date the Bank determines a property is an impaired property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to taking possession of the property, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide the loan.

The following table sets forth an analysis of Carver Federal’s allowance for loan losses for the years ended March 31 (dollars in thousands):

	2010	2009	2008	2007	2006

Balance at beginning of year	$7,049	$4,878	$5,409	$4,015	$4,097
Less Charge-offs:
One-to-four family	580	—	22	19	17
Non-residential	1,648	—	—	—	—
Business	646	501	709	50	—
Consumer and other	84	83	174	51	100

Total Charge-offs	2,958	584	905	120	117

Add Recoveries:
One-to-four family	12	—	—	2	5
Non-residential	—	—	—	2	—
Business	6	10	110	—	—
Consumer and other	46	43	42	43	30

Total Recoveries	64	53	152	47	35

Net loans charged-off	2,894	531	753	73	82

CCB acquisition allowance	—	—	—	1,191	—
Provision for losses	7,845	2,702	222	276	—

Balance at end of year	$12,000	$7,049	$4,878	$5,409	$4,015

Ratios:
Net charge-offs to average loans outstanding	0.43%	0.08%	0.17%	0.02%	0.02%
Allowance to total loans	1.79%	1.10%	0.74%	0.89%	0.81%
Allowance to non-performing loans	31.18%	27.40%	170.89%	119.93%	147.07%
The following table allocates the allowance for loan losses by asset category at March 31 (dollars in thousands):

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allowance for loan losses:
One-to-four family	$1,036	8.6%	$970	13.8%	$324	6.6%	$372	6.9%	$565	14.1%
Multi-family	1,566	13.1%	428	6.1%	315	6.5%	1,414	26.1%	1,084	27.0%
Non-residential	2,613	21.8%	2,417	34.2%	1,215	24.9%	1,487	27.5%	960	23.9%
Construction	3,831	31.9%	896	12.7%	1,448	29.7%	951	17.6%	303	7.5%
Business	2,069	17.2%	2,268	32.2%	1,124	23.0%	951	17.6%	22	0.5%
Consumer and other	60	0.5%	70	1.0%	94	1.9%	234	4.3%	420	10.5%
Unallocated	826	6.9%	—	0.0%	358	7.3%	—	0.0%	661	16.5%

Total Allowance	$12,000	100.0%	$7,049	100.0%	$4,878	100.0%	$5,409	100.0%	$4,015	100.0%

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
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At March 31, 2010, the Bank had no securities classified as trading. At March 31, 2010, $43.1 million, or 77.7% of the Bank’s mortgage-backed and other investment securities, was classified as available-for-sale. The remaining $12.3 million, or 22.3%, was classified as held-to-maturity.
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
At March 31, 2010, mortgage-backed securities constituted 6.6% of total assets, as compared to 9.4% of total assets at March 31, 2009. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).
The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2010, constituted $13.4 million, or 25.0%, of the mortgage-backed securities portfolio. Mortgage-backed securities, however, expose Carver Federal to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. For additional information regarding Carver Federal’s mortgage-backed securities portfolio and its maturities refer to Note 4 of Notes to Consolidated Financial Statements, “Securities.”

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
Securities Impairment. The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2009, the Bank held a private-label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52 thousand. The Bank continues to hold this security but has deemed there to be no further other than temporary impairment. At March 31, 2010, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.
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
The Bank’s branches on 116th Street and 145th Street in Harlem and its Jamaica branches operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. As of March 31, 2010, Carver Federal held $95 million in BDD deposits. BDD deposits are used by various municipal agencies to encourage banking operations in low- to moderate-income areas.

The Bank also has $92.5 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The CDARS network arranges for placement of Carver Federal’s customer funds into certificate of deposit accounts issued by other CDARS member banks in increments of less than the individual FDIC insurance limit amount to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customer’s deposits in like amounts. Depositors are allowed to withdraw funds, with a penalty, from these accounts. Carver Federal may, but has not at this time elected to, participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”) the FDIC deposit insurance limit was $100,000. As result of ESSA, this limit was increased to $250,000 through December 31, 2013.
Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank’s funds acquisition and liquidity requirements, the rates paid by the Bank’s competitors, current market rates, the Bank’s growth goals and applicable regulatory restrictions and requirements. For additional information regarding the Bank’s deposit accounts and the related weighted average interest rates paid; and amount and maturities of certificates of deposit in specified weighted average interest rate categories refer to Note 8 of Notes to Consolidated Financial Statements, “Deposits.”
Borrowed Money. While deposits are the primary source of funds for Carver Federal’s lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements. The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB-NY are secured by Carver Federal’s stock in the FHLB-NY and a pledge of Carver Federal’s mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the re-pricing cycle of the mortgage loans on the balance sheet. At March 31, 2010, Carver had $69.1 million in FHLB-NY advances and $30.0 million in Repos.
On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust’s common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company’s floating rate junior subordinated debt securities due 2033. The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2010 of 3.31%.
On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The maximum contractual interest rate for the debt is 12.00% per annum, however, for the first seven years, and so long as Carver maintains its certification as a Community Development Entity (“CDE”) and remains in compliance with all of the NMTC requirements, the interest rate shall be reduced by 500 basis points to 7.00% per annum. This subordinated debt has been approved by the OTS to qualify as Tier II capital for the Bank’s regulatory capital calculations.
These subordinated debt securities amounted to $18.4 million at March 31, 2010 and are included in other borrowed money on the consolidated statement of financial condition. For additional information regarding the Company’s advances from the FHLB-NY and other borrowed money refer to Note 9 of Notes to Consolidated Financial Statements, “Borrowed Money.”
On October 30, 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing a coupon of 1.69% per annum, maturing on October 31, 2011. This debt is guaranteed under the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program (TLGP). For this guarantee, the Bank is assessed a fee by the FDIC in the amount of 125 basis points. These proceeds were used to increase the Bank’s liquidity position and for general corporate purposes.

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
Recent Government Actions
The Emergency Economic Stabilization Act of 2008 (“EESA”), was signed into law on October 3, 2008 and authorizes the U.S. Department of the Treasury (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts. Under the TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, or FRB, determines the purchase of which is necessary to promote market stability. In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions. In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.

On October 14, 2008, the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP. On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver’s participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stockholders. As a participant in TARP CPP, the Company is subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company is also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.
The Treasury announced in February 2010 the implementation of the Community Development Capital Initiative (“CDCI”). This new capital program will invest lower-cost capital in Community Development Financial Institutions that lend to small businesses in the country’s most economically depressed communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2 percent, compared to the 5 percent rate offered under the CPP. CDFIs may apply to receive capital up to 5 percent of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate will increase to 9 percent after eight years, compared to five years under CPP. Carver has applied to exchange its $18.98 million of CCP funds with CDCI capital. Carver’s application is currently under review by the U.S. Treasury and if approved would decrease dividend payments by $0.6 million per annum. Carver believes it would be eligible to participate in this CDFI program.
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
Loans-to-One Borrower Limitations. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank’s unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral. The Bank currently complies with applicable loans to one borrower limitations. At March 31, 2010, the Bank’s limit on loans to one borrower based on its unimpaired capital and surplus was $11.3 million.

Qualified Thrift Lender Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test. Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, an association’s total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert from a thrift charter to a bank charter. In addition, if the Bank does not re-qualify under the QTL test within three years after failing the test, the Bank would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB-NY as promptly as possible. At March 31, 2010, the Bank maintained approximately 70.0% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.
Capital Requirements. The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal’s risk profile. At March 31, 2010, Carver Federal exceeded each of its capital requirements with a tangible capital ratio of 7.86%, leverage capital ratio of 7.88% and total risk-based capital ratio of 11.71%.
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
The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law. At March 31, 2010, the Bank was considered well-capitalized by the OTS.

Bank Regulatory Matters. In February 2009, the Holding Company and Bank agreed with the Office of Thrift Supervision to take certain actions related to its operations and regulatory compliance. The agreement provides that the Bank will take certain actions including adoption of an enhanced loan concentration policy, which includes reducing the level of commercial real estate loans relative to capital, limiting the level of brokered deposits and enhancing Bank Secrecy Act (“BSA”) compliance. The Holding Company and Bank believes that they will be able to satisfy the terms of the agreement and have already implemented aggressive steps to address these matters.
Limitation on Capital Distributions. The OTS imposes various restrictions on a bank’s ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the OTS at least 30 days before making a capital distribution. However, the Bank must file an application for prior approval if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.
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
The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board. At March 31, 2010, there were no loans to officers or directors.
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
Assessment. The OTS charges assessments to recover the cost of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2010, Carver paid $0.2 million in OTS assessments.

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
Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates, and that rates cannot be negative.
On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank prepaid $3.7 million, of which approximately $3.4 million was recorded as a prepaid asset as of December 31, 2009.
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
As of March 31, 2010, the Bank had an assessment rate of twenty-two basis points and the Bank’s expense for FDIC insurance payments totaled $1.7 million in fiscal 2010. The FDIC has authority to further increase insurance assessments and therefore Management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets, the FDIC announced a temporary increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. Due to the continued difficult economic conditions, this increase in deposit insurance per depositor was extended through December 31, 2013.
On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, through December 31, 2009 under the Transaction Account Guarantee Program (“TAG”).
Eligible institutions were covered under the TLGP at no cost for the first 30 days. Institutions that did not want to continue to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008. Institutions that did not opt out are subject to a fee of up to 100 basis points per annum based on the amount of senior unsecured debt issued under the Debt Guarantee Program. Under the Transaction Account Guarantee Program, a 10 basis point surcharge was be added to the institution’s current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The TLGP was due to expire in June of 2009; however, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium.
On October 30, 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing a coupon of 1.69% per annum, maturing on October 31, 2011. This debt is guaranteed under the TLGP. For this guarantee, the Bank is assessed a fee by the FDIC in the amount of 125 basis points. These proceeds were used to increase the Bank’s liquidity position and for general corporate purposes.
On April 13, 2010, the FDIC provided under an Interim Final Rule a one-time opportunity to opt out of the TAG program effective July 1, 2010. Carver Federal Savings Bank exercised this opportunity and opted out. Carver Federal will continue to participate in the debt guarantee component of the TLGP.
For further discussion of the FDIC’s restoration plan and proposal, see Item 1A, “Risk Factors.”
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
Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:
•	Performance of a risk assessment and establishment of a Board approved policy

•	Designation of a qualified BSA officer

•	Establishment of an effective training program

•	Establishment of anti-money laundering programs.

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

Federal Home Loan Bank System
The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System. Each regional bank provides a central credit facility primarily for its member institutions. The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2010 of $4.1 million. Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.
FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members. If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank’s net interest income would be adversely affected. Dividends from FHLB-NY to the Bank amounted to $0.3 million, $0.1 million and $0.2 million for fiscal years 2010, 2009 and 2008, respectively. The dividend rate paid on FHLB-NY stock at March 31, 2010 was 4.25%.
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
Federal Reserve System
FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $10.7 million and $44.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $44.5 million. The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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
For fiscal 2010, the New York State franchise tax rate based upon entire net income was 8.63% (including the Metropolitan Commuter Transportation District Surcharge) of net income. In general, the Holding Company is not required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock. Sixty percent of dividend income, and gains and losses from subsidiary capital are excluded from New York State entire net income. Distributions to Carver Federal received from CAC are eligible for the New York State dividends received deduction. However, the Holding Company was subject to a franchise tax rate of 3.51% (including the Metropolitan Commuter Transportation District Surcharge) for fiscal 2010 based upon alternative entire net income. For this purpose, alternative entire net income is determined by adding back 60% of dividend income, and gains and losses from subsidiary capital to New York State entire net income.
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
EXECUTIVE OFFICERS OF THE HOLDING COMPANY
The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of June 25, 2010. Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.
Deborah C. Wright, age 52, is Chairman, President and Chief Executive Officer of Carver and Carver Federal. The Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright has held the titles President & CEO since June 1, 1999. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she had held from May 1996 through May 1999. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City’s 189,000 public housing units. Ms. Wright serves on the boards of Kraft Foods Inc., Time Warner Inc., The Partnership for New York City, the Children’s Defense Fund and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.
Chris McFadden, age 46, is Executive Vice President and Chief Financial Officer of Carver Federal Savings Bank. Prior to joining Carver in September 2009, Ms. McFadden was Chief Financial Officer and Chief Administrative Officer of Popular North America. Prior to joining Banco Popular in 2000, Ms. McFadden held senior financial management positions at Hudson United Bancorp in New Jersey and Sovereign Bank in Pennsylvania. Ms. McFadden previously served on the Board of Directors of the Banco Popular Foundation, the New York Advisory Board for Youth About Business and the New York Chapter of Operation Hope. Ms. McFadden is a certified Lean and Six Sigma practitioner. She received her MBA from St. Joseph’s University in Philadelphia, PA, with a concentration in Finance and earned her B.S. in Accounting from Albright College, Reading, PA.
Mark A. Ricca, age 53, is Executive Vice President, Chief Risk Officer and General Counsel. Mr. Ricca joined Carver in November 2008. Prior to joining Carver, Mr. Ricca held several positions at New York Community Bancorp, Inc. and its principle subsidiary, New York Community Bank, beginning in 2000 and finishing in 2007 as its Executive Vice President, General Counsel and Assistant to the Chief Operating Officer, after which Mr. Ricca served as a legal consultant and lectured for Learning Dynamics, Inc. Prior to New York Community Bank, Mr. Ricca held various positions at Haven Bancorp, Inc., and its principal subsidiary, CFS Bank, as Senior Vice President, Residential and Consumer Lending, Corporate Secretary, General Counsel and Chief Compliance Officer and was a partner in the law firm of Ricca & Donnelly. Mr. Ricca holds a B.A. degree in economics from the University of Notre Dame, a J.D. cum laude, Law Review and Jurisprudence Award from St. Johns University, School of law, and an LL.M. from New York University, School of Law.
James H. Bason, age 55, is Senior Vice President and Chief Lending Officer. He joined Carver in March 2003. Previously Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986). At The Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing. At Barclays, Mr. Bason began his career in residential lending and eventually became the bank’s CRA officer. Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego.

Blondel A. Pinnock, age 42, is Senior Vice President, Carver Federal and President of CCDC. Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President at Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over ten years of experience in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit, where she assisted in the implementation of the City’s real estate tax programs for low, moderate and market rate projects. She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.
Margaret D. Roberts, age 59, is Senior Vice President and Chief Human Resources Officer. Ms. Roberts joined Carver in November 1999 as Senior Vice President and Chief Administrative Officer. Previously she was at Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources. Prior to that, Ms. Roberts was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. Ms. Roberts also has 10 years of systems and technology experience in various positions held at JP Morgan and Chase Manhattan Bank. Ms. Roberts earned a B.P.S. degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional (CCP) by the WorldatWork Society of Certified Professionals and a Senior Professional in Human Resources (SPHR) by the Human Resources Certification Institute.
John Spencer, age 44, is Senior Vice President and Chief Retail Officer. Mr. Spencer joined Carver in February 2009 after 22 years at JPMorgan Chase where he held management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank’s Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer is a graduate of the JPMorgan Chase management-training program and earned a B.A. in Banking and Finance from Pace University.
David Toner, age 48, is Senior Vice President and Controller. Prior to joining Carver in December 2009, Mr. Toner spent more than 20 years with Citigroup (Citi) in various financial control positions in the United States and Europe, including serving as Chief Financial Officer of Citi’s Community Development business from 2004 through 2007. Prior to joining Citigroup in 1987, Mr. Toner held various audit positions with Deloitte & Touche (formerly Deloitte, Haskins & Sells). Mr. Toner is a certified public accountant. He received his M.B.A. in Finance, with a concentration in International Business, from the Stern School of Business at New York University and his B.S. in Accounting, summa cum laude, from the Haub School of Business at Saint Joseph’s University. He is a member of the Board of Visitors (advisory board) for the Haub School of Business and a member of the New York Alumni Council for Saint Joseph’s University.
James Carter, age 59, is Senior Vice President of Operations. Mr. Carter joined Carver in August 2008 from TD Bank in New York where he served as Senior Vice President of Banking Services for nine years. Prior to that, Mr. Carter served four years as Vice President of Retail Operations for Home Federal Savings Bank in New York and 20 years as Vice President and Senior Savings Officer at Columbia Federal Savings Bank in New York. Mr. Carter earned a B.S. in Business Administration and an MBA in Financial Management from Iona College in New Rochelle, NY. In May 2010, Mr. Carter resigned his position with the Holding Company and the Bank.

ITEM 1A.	RISK FACTORS.
Risk is an inherent part of Carver’s business and activities. The following is a summary of risk factors relevant to the Company’s operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

The prolonged negative effect of the recession and weak economic recovery will adversely affect our financial performance
The severe recession and weak economic recovery has resulted in continued uncertainty in the financial and credit markets in general. There is also continued concern about the possibility of another economic downturn. The Federal Reserve, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and purchased mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged weakness in the economy generally, and in the financial services industry in particular, could continue to negatively affect our operations by causing a deterioration of our loan portfolio and an increase in our provision for loan losses which would adversely affect our ability to originate loans. The occurrence of any of these events could have an adverse impact on the Company’s financial performance.
Carver’s results of operations are affected by economic conditions in the New York metropolitan area.
At March 31, 2010, a majority of the Bank’s lending portfolio was concentrated in the New York metropolitan area. As a result of this geographic concentration, Carver’s results of operations are largely dependent on economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank’s control may also have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings. Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank’s loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.
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
The Bank has experienced increases in loan delinquencies and charge-offs in fiscal 2010. The Bank’s non-performing loans, which are comprised primarily of construction and mortgage loans, increased $21.8 million to $47.6 million, or 7.10% of total loans, at March 31, 2010, from $25.7 million, or 4.01% of total loans, at March 31, 2009. The Bank’s net loan charge-offs totaled $2.9 million for fiscal 2010 compared to $0.5 million for fiscal 2009. The Bank’s provision for loan losses totaled $7.8 million for fiscal 2010 compared to $2.7 million for fiscal 2009. As a residential lender, Carver Federal is particularly vulnerable to the impact of a severe job loss recession. Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans. A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of The Bank’s loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in The Bank’s interest income as well as an adverse impact on The Bank’s loan loss experience, causing an increase in The Bank’s allowance for loan losses and related provision and a decrease in net income. Such deterioration could also adversely impact the demand for The Bank’s products and services, and, accordingly, The Bank’s results of operations.
No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in the Bank’s interest income or an adverse impact on loan losses.

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally
Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.
Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This tightening of credit has led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly, and access to deposits or borrowed funds has decreased for many institutions. It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio.
Current conditions, including high unemployment, weak corporate performance, soft real estate markets, and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing our mortgage loans, and borrowers’ ability to repay loan obligations, all of which could adversely impact our earnings and financial condition. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.
The soundness of other financial institutions could negatively affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
The allowance for loan losses could be insufficient to cover Carver’s actual loan losses.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease net income.
In addition, the OTS periodically reviews the allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in the allowance for loan losses or loan charge-offs as required by the regulatory authorities would have a material adverse effect on the Company’s financial condition and results of operations.

Carver’s concentration in multifamily loans, commercial real estate loans, and construction loans could, in a deteriorating economic climate, expose the Company to increased lending risks and related loan losses
Carver’s current business strategy is to decrease the Bank’s exposure to non-owner occupied commercial real estate loans and construction loans. Execution of this strategy will involve the Company temporarily ceasing new originations of these types of loan products, which often have a higher interest rate than other types of loans, including residential lending. As a result, our ability to generate sufficient net interest margin is lessened which would have a material adverse effect on the Company’s financial condition and results of operations.
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
The estimated fair value of the Company’s available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. Carver Federal’s securities portfolio is comprised primarily of adjustable rate securities. There has been an improvement in valuation of the Bank’s available for sale securities because interest rates have declined in fiscal 2010.
Strong competition within the Bank’s market areas could adversely affect profits and slow growth
The New York metropolitan area has a high density of financial institutions, of which many are significantly larger than Carver Federal and with greater financial resources. Additionally, various large out-of-state financial institutions may continue to enter the New York metropolitan area market. All are considered competitors to varying degrees.
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
Carver Federal is subject to extensive supervision, regulation and examination by the OTS, the FDIC, and, to a lesser extent, by the New York State Banking Department. As a result, the Bank is limited in the manner in which the Bank conducts its business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and depositors, and not to benefit the Holding Company’s stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, the Bank must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.
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
Controls and procedures may fail or be circumvented, which may result in a material adverse effect on the Company’s business
Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Carver’s business, results of operations and financial condition.
Changes in laws, government regulation and monetary policy may have a material effect on results of operations
Financial institution regulation has been the subject of significant legislation and may be the subject of further significant legislation in the future, none of which is in the Company’s control. Significant new laws or changes in, or repeals of, existing laws, including with respect to federal and state taxation, may cause results of operations to differ materially. In addition, cost of compliance could adversely affect Carver’s ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Carver Federal, particularly as implemented through the Federal Reserve System. A material change in any of these conditions could have a material impact on Carver Federal, and therefore on the Company’s results of operations.

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the US Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the US Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the US Treasury announced the TARP CPP, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the US Treasury (to be funded from the $700 billion authorized for troubled asset purchases.) Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program. Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility, or CPFF, which provides a broad backstop for the commercial paper market. The Company currently participates in the TARP CPP.
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
Pursuant to Carver’s participation in the TARP CPP, the Company entered into certain agreements with the Treasury that limit the Company’s activities in a number of ways and that give the Treasury the ability to impose additional restrictions as it determines. For example, the Company’s ability to declare or pay dividends on any of Carver’s shares is restricted. Specifically, the Company is not able to declare dividends payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, the Company is not permitted to increase dividends on common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, the Company’s ability to repurchase shares of common stock is prohibited without the Treasury’s prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the dividends on the senior preferred shares issued to the Treasury.
In addition, the Company must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. These standards would generally apply to the Company’s CEO, CFO and the three next most highly compensated officers (“Senior Executive”). The standards include (1) ensuring that incentive compensation for Senior Executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a Senior Executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to Senior Executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each Senior Executive. In particular, the change to the deductibility limit on executive compensation would likely increase slightly the overall cost of the Company’s compensation programs.
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

Future Federal Deposit Insurance Corporation assessments will hurt our earnings
In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $0.4 Million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment was collected on September 30, 2009 and was recorded against earnings for the quarter ended June 30, 2009. The special assessment negatively impacted the Company’s earnings for the year ended March 31, 2010, as compared to the year ended March 31, 2009, as a result of this special assessment. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. Any additional emergency special assessment imposed by the FDIC will likely negatively impact the Company’s earnings.
The Company is subject to certain risks with respect to liquidity
“Liquidity” refers to the Company’s ability to generate sufficient cash flows to support operations and to fulfill obligations, including commitments to originate loans, to repay wholesale borrowings, and to satisfy the withdrawal of deposits by customers.
The Company’s primary sources of liquidity are the cash flows generated through the repayment of loans and securities, cash flows from the sale of loans and securities, deposits gathered organically through the Bank’s branch network, from socially motivated depositors, city and state agencies and deposit brokers; and borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY. In addition, and depending on current market conditions, the Company has the ability to access the capital markets from time to time.
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
The Bank’s ability to pay dividends or lend funds to the Holding Company is subject to regulatory limitations which may prevent the Holding Company from making future dividend payments or principal and interest payments on its debt obligation
Carver is a unitary savings and loan association holding company regulated by the OTS and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OTS regulates all capital distributions by the Bank to the Company, including dividend payments. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OTS prior to each capital distribution. The OTS will disallow any proposed dividend that would result in failure to meet the OTS’ minimum capital requirements. Based on Carver Federal’s current financial condition, it is not expected that this provision will have any impact on the Company’s receipt of dividends from the Bank although it is possible. Payment of dividends by Carver Federal also may be restricted at any time, at the discretion of the OTS, if it deems the payment to constitute an unsafe or unsound banking practice.
Pursuant to Carver’s participation in the TARP CPP, the Company entered into certain agreements with the Treasury that limit the Company’s activities in a number of ways and that give the Treasury the ability to impose additional restrictions as it determines. For example, the Company’s ability to declare or pay dividends on any of the Holding Company’s shares is restricted. Specifically, the Company is not able to declare dividends payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, the Company is not permitted to increase dividends on common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, the Company’s ability to repurchase shares of common stock is prohibited without the Treasury’s prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the dividends on the senior preferred shares issued to the Treasury.

Carver may not be able to utilize its income tax benefits
The Company’s ability to utilize the deferred tax asset generated by New Markets Tax Credit income tax benefits as well as other deferred tax assets depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations to generate taxable income in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits as they were earned, a deferred tax asset has been recorded in the Company’s financial statements. For additional information regarding Carver’s NMTC, refer to Item 7, “New Markets Tax Credit Award.”
The future recognition of Carver’s deferred tax asset is highly dependent upon Carver’s ability to generate sufficient taxable income. A valuation allowance is required to be maintained for any deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing Carver’s need for a valuation allowance, we rely upon estimates of future taxable income. Although we use the best available information to estimate future taxable income, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances influencing our projections. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made.
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
The Company’s business could suffer if it fails to retain skilled people
The Company’s success depends on its ability to attract and retain key employees reflecting current market opportunities and challenges. Competition for the best people is intense, and the Company’s size and limited resources may present additional challenges in being able to retain the best possible employees, which could adversely affect the results of operations.
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
The Bank currently conducts its business through two administrative offices and nine branches (including the 125th Street branch) and eleven separate ATM locations. During fiscal 2010 the Bank opened a new branch at 833 Flatbush Avenue in Brooklyn, NY relocated its Bedford-Stayvesant branch from 1281 Fulton to Restoration Plaza, 1392 Fulton Street, Brooklyn, NY and closed its Sunset Park branch located at 140 58th Street Brooklyn, NY. The following table sets forth certain information regarding Carver Federal’s offices and other material properties at March 31, 2010. The Bank believes that such facilities are suitable and adequate for its operational needs.

					Lease
			Year	Owned or	Expiration	% Space
Branches	Address	City/State	Opened	Leased	Date	Utilized

Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%

Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%

St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2011	75%

Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2011	100%

Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	07/2018	100%

Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	04/2014	100%

Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	01/2015	100%

Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	09/2019	100%

Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%

Subleased:

Livingston Branch	111 Livingston Street	Brooklyn, NY	1999	Leased	06/2014	0%

ATM Centers

West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%

West 137th Street	3381 Broadway	New York, NY	2003	Leased	10/2013	100%

5th Avenue	1400 5th Avenue	New York, NY	2003	Leased	09/2013	100%

Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	01/2015	100%

Church & Nostrand	2843-52 Church Avenue	Brooklyn, NY	2007	Leased	01/2012	100%

Myrtle Ave	362 Myrtle Ave	Brooklyn, NY	2007	Leased	07/2017	100%

Bedford-Stuyvesant	1281 Fulton Street	Brooklyn, NY	2010	Leased	05/2011	100%

ATM Machines

Brooklyn Army Terminal *	140 58th Street	Brooklyn, NY		No lease or expiration date

AirTrain *	93-40 Sutphin Boulevard	Jamaica, NY		No lease or expiration date

Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	No expiration	100%

Atlantic Avenue	625 Atlantic Avenue	Brooklyn, NY	2003	Leased	03/2011	100%

Administrative Office

Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	12/2017	100%

*	Stand alone ATMs, not under real estate lease agreements.

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, Carver Federal is a party to various legal proceedings incident to its business. Certain claims, suits, complaints and investigations (collectively “proceeding”) involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing Carver Federal in these proceedings, that it has meritorious defenses to each proceeding and Carver Federal is taking appropriate measures to defend its interests.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the quarter ended March 31, 2010, no matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Holding Company’s common stock has been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008. Previously, the Company’s stock was listed on the American Stock Exchange under the symbol “CNY.” As of June 28, 2010, there were 2,474,719 shares of common stock outstanding, held by 909 stockholders of record. The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend
Fiscal Year 2010
June 30, 2009	$6.25	$2.94	$0.10
September 30, 2009	$7.59	$5.01	$0.10
December 31, 2009	$9.05	$6.00	$0.10
March 31, 2010	$8.75	$7.08	$0.05

	High	Low	Dividend
Fiscal Year 2009
June 30, 2008	$12.76	$8.05	$0.10
September 30, 2008	$9.18	$6.49	$0.10
December 31, 2008	$7.20	$5.00	$0.10
March 31, 2009	$5.98	$1.65	$0.10
Each quarter the Board meets to determine the dividend amount per share to be declared. On July 14, 2010, the Company’s Board of Directors declared a $0.025 cash dividend to shareholders for the fourth quarter of fiscal 2010. The decision to reduce the fourth quarter dividend to $0.025 per share from the $0.10 per share paid in the previous three quarters of fiscal 2010 was made in order to preserve capital during this challenging economic environment. Any future decision to change the quarterly cash dividend will be based on, among other things, the dividend payout ratio compared to industry peers coupled with the Bank’s strategy to retain capital in the current economic environment. As in the past, the Company’s Board of Directors reviews the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon earnings, financial condition and other factors.
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

On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. As of March 31, 2010, 49,972 shares of its common stock have been repurchased in open market transactions at an average price of $13.75 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2010. As a result of the Company’s participation in the TARP CPP, the U.S. Treasury’s prior approval is required to make further repurchases.
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
(3) The 1995 Stock Option Plan provides for automatic option grants to certain employees and directors as of the date the plan became effective in September of 1995, and like the MRP, also makes provision for added discretionary option grants to those employees so selected by the Compensation Committee. The 1995 Stock Option Plan expired in 2005; however, options are still outstanding under this plan.
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
The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company’s consolidated financial statements and related notes (dollars in thousands):

	2010	2009	2008	2007	2006

Selected Financial Condition Data:
Assets	$805,474	$791,428	$796,182	$739,530	$661,396
Total loans receivable, net	658,011	655,115	650,998	603,092	493,432
Investment securities	55,393	74,730	38,172	67,117	108,286
Cash and cash equivalents	38,346	13,341	27,368	17,350	22,904
Deposits	603,249	603,416	654,663	615,122	504,638
Advances from the FHLB-NY and other borrowed money	131,557	115,017	58,625	61,093	93,792
Stockholders’ equity	61,686	64,338	53,881	51,142	48,697

Number of deposit accounts	44,805	44,480	46,771	46,034	41,614
Number of branches	9	9	10	10	8

Operating Data:
Interest income	$40,463	$42,000	$48,132	$41,740	$32,385
Interest expense	11,008	16,506	22,656	19,234	13,493

Net interest income before provision for loan losses	29,455	25,494	25,476	22,506	18,892
Provision for loan losses	7,845	2,703	222	276	—

Net interest income after provision for loan losses	21,610	22,791	25,254	22,230	18,892
Non-interest income	5,073	5,175	7,861	2,869	5,341
Non-interest expense	30,570	37,832	29,898	24,100	19,134

(Loss) Income before income taxes	(3,887)	(9,866)	3,217	999	5,099
Income tax (benefit) expense	(2,866)	(3,202)	(892)	(1,099)	1,329
Minority interest, net of taxes	—	360	146	—	—

Net (loss) income	$(1,021)	$(7,024)	$3,963	$2,098	$3,770

Basic (loss) earnings per common share	$(0.79)	$(2.87)	$1.59	$0.84	$1.50

Diluted (loss) earnings per common share *	NA	NA	1.55	0.81	1.45

Cash dividends per common share	$0.325	$0.40	$0.40	$0.35	$0.31

Selected Statistical Data:
Return on average assets (1)	(0.13)%	(0.90)%	0.51%	0.30%	0.60%
Return on average equity (2)	(1.59)	(13.21)	7.18	4.25	7.93
Net interest margin (3)	3.92	3.55	3.62	3.44	2.97
Average interest rate spread (4)	3.76	3.34	3.34	3.16	3.18
Efficiency ratio (5)	88.54	102.59	89.68	94.98	78.96
Operating expense to average assets (6)	3.79	3.96	3.89	3.34	3.04
Average equity to average assets	7.97	6.85	7.16	7.05	7.54
Dividend payout ratio (7)	NM	NM	24.67	34.04	20.63

Asset Quality Ratios:
Non-performing assets to total assets (8)	5.91%	3.42%	0.50%	0.61%	0.42%
Non-performing loans to total loans receivable (8)	7.10	4.01	0.43	0.74	0.55
Allowance for loan losses to total loans receivable	1.79	1.10	0.74	0.89	0.81

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.

*	NA-Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The financial services industry continues to face unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of among other factors, disruptions in the financial system. Dramatic declines in the housing market coupled with high unemployment rates, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities spread to credit default swaps and other derivative securities, and caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that while it has been adversely affected by the weaker economic and financial market conditions, the markets it serves have been impacted to a lesser extent than many areas around the country.
In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.
On January 20, 2009, the Company announced that it completed the sale of $19 million in preferred stock to the Treasury in connection with Carver’s participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore the investment will not dilute current common stock stockholders. Carver issued 18,980 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share. The preferred stock investment represents approximately 3 percent of Carver’s risk weighted assets as of March 31, 2010. The Bank’s capital ratios exceed minimum regulatory capital requirements. The Treasury investment substantially increased the Bank’s capital ratios producing a tangible capital ratio of 7.86%; core capital ratio of 7.88%; and risk-based capital ratio of 11.71%. The Bank used the funds from TARP CPP to increase its securities and loan portfolios.
As part of President Obama’s ongoing commitment to improving access to credit for small businesses, the U.S. Department of the Treasury announced in February 2010 the Community Development Capital Initiative. This new TARP program will invest lower-cost capital in Community Development Financial Institutions that lend to small businesses in the country’s hardest-hit communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2 percent, compared to the 5 percent rate offered under the CPP. CDFIs may apply to receive capital up to 5 percent of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate will increase to 9 percent after eight years, compared to five years under CPP. Carver has applied to exchange its $18.98 million of CCP TARP funds to this new CDCI which would decrease dividend payments by $0.6 million per annum. Carver believes it would be eligible to participate in this CDFI program.
Fiscal 2010 was another challenging year for Carver as it reported a net loss of $1.0 million as compared to a net loss of $7.0 million in fiscal 2009. The lower net loss for fiscal 2010 reflects an improved net interest margin and higher fee revenue resulting primarily from Carver’s New Market Tax Credit (NMTC) transactions, offset by an increase in provision for loan losses.

The increased provision for loan losses recorded during fiscal 2010 reflects the increase in and composition of loan delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, as well as evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses. At March 31, 2010 non-performing loans represent 7.10% of total loans as compared to 4.01% at March 31, 2009.
Net interest income was $4.0 million higher than the prior year with a net interest margin increase of 37 basis points to 3.92%. During fiscal 2010 overall interest rates declined, however the Bank was able to take advantage of its favorable asset/liability position by matching the reduction in the yield on its interest-earning assets with a reduction in its costs of interest-bearing deposits. As interest rates declined, the bank has benefited from the repricing of CD maturities and borrowings at significantly lower rates of interest more than offsetting the effect of the decline in the yields on loans and securities.
The business climate continues to present significant challenges. Carver Federal expects a notable decline in loan balances in fiscal 2011 as economic conditions continue to strain small business community and regulatory limitation on Bank’s exposure to commercial real estate reduces the Company’s ability to pursue opportunities for new lending. The Bank expects to reduce the risk in its loan portfolio, given the very challenging credit environment, by curtailing the origination of construction loans for the time being, and refocusing on small business and non-profit lending, which have historically produced lower loss ratios, even during difficult economic times. The Bank expects deposit growth in fiscal 2011, particularly as the intense competition for core community deposits which the Bank experienced in prior years has abated. Carver Federal intends to continue to focus on cost control. In fiscal 2009, the Bank took very difficult steps including eliminating 20% of its workforce, closing a branch and outsourcing the residential loan division. In fiscal year 2010 the Bank focused on additional efficiencies, targeting vendor consolidation. However, industry-wide increases in FDIC insurance premiums coupled with higher regulatory costs have had a negative impact on fiscal 2010 earnings. With respect to asset quality, continued weakness in the local real estate market exacerbated by a severe downturn in the economy has and will continue to present challenges for all financial institutions operating in the New York metropolitan area in the year ahead. Continued unemployment coupled with depressed real estate values may put increased pressure on the loan portfolio which may result in higher delinquencies and non-performing loans in fiscal 2011.
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
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $7.8 million from its $40.0 million investment over the next four years.
In May 2009, the Bank received an additional award of $65 million in NMTC. In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investment made by the investor. Specifically, the Bank has funded, on a secured basis, $7.7 million of the investor’s $10.5 million investment in the NMTC project. In addition, CCDC has retained a 0.01% interest in another entity created to facilitate the investment with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.

In March 2010, the Bank transferred rights to investors in NMTC projects totaling $44.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investments to be made by the investor. The Bank also recorded deferred income of $0.6 million related to the transfer that is expected to be recognized into income in future periods after the ultimate investments are made. In addition, CCDC has retained a 0.01% interest in three other entities created to facilitate the investments with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.
Critical Accounting Policies
Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Carver’s policy with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset are the most critical accounting policies. These policies is important to the presentation of Carver’s financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the Company’s results of operations or financial condition.
See Note 2 of the Notes to Consolidated Financial Statements for a description of the Company’s summary of significant accounting policies, including those related to allowance for loan losses, and an explanation of the methods and assumptions underlying their application.
Deferred Tax Asset
The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.
Allowance for Loan and Lease Losses
The adequacy of the Bank’s ALLL is determined by the Bank, in consideration of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of Thrift Supervision on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 (formerly known as Statement of Financial Account Standards (“SFAS”) No. 5, Accounting for Contingencies) and ASC Topic 310 (formerly known as SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is a great amount of judgment applied to developing the ALLL. As such, there can never be assurance that the ALLL provision accurately reflects the actual loss potential embedded in a loan portfolio. Further, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

Compliance with the Interagency Policy Statement includes management’s review of the Bank’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
The Bank maintains a general reserve allowance in accordance with ASC Topic 450 that is comprised of two principal components: (1) a general reserve allowance for performing loans and (2) an allocation of a general reserve allowance for certain Criticized and Classified loans. The Bank believes that the loan review of Criticized and Classified loans provides a more accurate general reserve provision.
The Bank also maintains a specific reserve allowance for Criticized and Classified loans that are reviewed for impairment in accordance with ASC Topic 310 guidelines and deemed to be impaired.
In accordance with the Interagency and GAAP guidance, the Bank maintains a general allowance for performing loans based upon a review of 10 different factors. The first factor utilized is actual historical loss experience by major loan category expressed as a percentage of performing loans. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors (policy & procedures, economy, nature & volume, management, loan review, collateral value, concentrations and external forces) to determine if reserves should be increased based upon any of those factors.
All non-performing loans and certain delinquent loans, as identified through the ALLL review process, are evaluated individually for potential losses in accordance with Interagency and GAAP guidance and consistent with the Bank’s ALLL policy and methodology. The individuals evaluating the loans include the Chief Risk Officer, Chief Lending Officer, Credit Officer, Workout Officer, Loan Officers and consultants. The conclusions reached as a result of the evaluation process are submitted to management and Board of Directors committees for their review and approval. Management believes that this review provides a better assessment of the possible losses imbedded in this portion of the portfolio. The resulting reserves under this review still constitute a general allowance that has been allocated to the loans reviewed in this section and may be utilized in accordance with ASC Topic 450.
ASC Topic 310 is the primary basis for valuing the impairments of specific loans whose collectability has been called into question. The amount assigned to this aspect of the ALLL is the individually determined (i.e., loan by loan) portion. The standard requires the use of one of three approved methods to estimate the amount to be reserved for such credits. The three methods are as follows: i) the present value of expected future cash flows discounted at the loan’s effective interest rate, ii) the loan’s observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.
For loans individually evaluated for impairment under ASC Topic 310, the institution may choose the appropriate measurement basis, except for an impaired collateral-dependent loan. This guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method.
Criticized and Classified loans with at risk balances of $1,000,000 or more are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310. If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined to be not impaired, it is then grouped with the other loans to be individually evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the impairment is charged off, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. However, in accordance with GAAP guidance, if there is no impairment amount, no reserve is established for the loan.

The Company has historically been primarily a commercial real estate (“CRE”) and multi-family mortgage lender, with a significant portion of its loan portfolio secured by buildings in the New York City metropolitan area. Payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While the Company generally requires that such loans be qualified on the basis of the collateral property’s current cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that the Bank’s underwriting policies will protect the Bank from credit-related losses or delinquencies.
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
Although the New York City metropolitan area fared better in fiscal 2010 than many other parts of the country, the Bank’s marketplace was nonetheless impacted by the widespread economic decline. The ability of the Bank’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by further significant changes in local economic conditions, such as a decline in real estate values or a rise in unemployment. This, in turn, could not only result in the Company experiencing an increase in charge-offs and/or non-performing assets, but could also necessitate an increase in the provision for loan losses. These events would have an adverse impact on the Company’s results of operations and capital, if they were they to occur.
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
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income. Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income. As illustrated below, Carver Federal had a negative one-year gap equal to -10.74% of total rate sensitive assets at March 31, 2010. As a result, Carver Federal’s net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2010. Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment. The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank’s quarterly reports filed with the OTS. The repricing and other assumptions are not necessarily representative of the Bank’s actual results. Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans (dollars in thousands):

							Non-Interest
							Bearing
	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Funds	Total
Rate Sensitive Assets:
Loans	229,540	174,621	194,243	57,009	13,001	1,596	(12,000)	658,011
Mortgage backed securities	2,707	10,184	609	516	201	38,783	374	53,374
Investment securities	15,278	—	—	—	1,496	—	(12)	16,762
Other assets							77,327	77,327

Total assets	247,525	184,806	194,851	57,525	14,699	40,380	65,689	805,474

Rate Sensitive Liabilities:
NOW accounts	43,593	—	—	—	—	—	—	43,593
Savings accounts	115,817	—	—	—	—	—	—	115,817
Money market accounts	67,122	—	—	—	—	—	—	67,122
Certificate of deposits	101,490	164,756	39,913	11,379	381	6	—	317,925
Borrowings	11,000	8,000	59,154	40,000	—	13,403	—	131,557
Other liabilities	—	—	—	—	—	—	67,890	67,890
Shareholders’ Equity							61,571	61,571

Total liabilities and stockholder’s equity	339,021	172,756	99,067	51,379	381	13,409	129,460	805,474

Interest sensitivity gap	(91,496)	12,050	95,785	6,146	14,318	26,970	(63,772)	(0)

Cumulative interest sensitivity gap	(91,496)	(79,447)	16,338	22,484	36,801	63,771
Ratio of cumulative gap to total rate sensitive assets	-12.37%	-10.74%	2.21%	3.04%	4.97%	8.62%
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

Presented below, as of March 31, 2010, is an analysis of the Bank’s interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points and 100 basis points plus or minus changes in market interest rates and a sustained parallel shift of plus 200 basis points and 300 basis points change in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank’s current capital position. The Bank considers its level of interest rate risk for fiscal 2010, as measured by changes in NPV, to be “minimal”. The information set forth below relates solely to the Bank; however, because virtually all of the Company’s interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company’s interest rate risk (dollars in thousands):

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	105,117	-12,820	-11%	12.69%	-110 bp
+200 bp	110,324	-7,612	-6%	13.16%	-63 bp
+100 bp	113,858	-4,078	-3%	13.46%	-34 bp
+50 bp	116,016	-1,921	-2%	13.64%	-16 bp
0 bp	117,937	—	0%	13.79%	—
-50 bp	119,687	1,751	+1%	13.93%	+14 bp
-100 bp	122,308	4,371	+4%	14.16%	+37 bp

March 31,
2010
Risk Measures: +200 BP Rate Shock:
Pre-Shock NPV Ratio: NPV as % of PV of Assets	13.79%
Post-Shock NPV Ratio	13.16%
Sensitivity Measure: Decline in NPV Ratio	-62.88 bp
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

Average Balance, Interest and Average Yields and Rates
The following table sets forth certain information relating to Carver Federal’s average interest-earning assets and average interest-bearing liabilities and related yields for the years ended March 31, 2010, 2009, and 2008. The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution’s profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income (dollars in thousands):

	2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest Earning Assets:
Loans (1)	$680,245	$37,333	5.49%	$657,665	$39,207	5.96%	$639,583	$44,499	6.96%
Mortgage-backed securities	64,740	2,633	4.07%	50,003	2,480	4.96%	39,079	2,071	5.30%
Investment securities	4,877	375	7.68%	5,706	239	4.19%	22,902	1,434	6.26%
Fed funds sold & other	1,009	122	12.06%	3,990	74	1.85%	3,007	128	4.26%

Total interest earning assets	750,871	40,463	5.39%	717,364	42,000	5.85%	704,571	48,132	6.83%
Non-interest earning assets	55,690			59,283			63,440

Total assets	$806,561			$776,647			$768,011

Interest Bearing Liabilities:
Deposits:
NOW demand	$48,553	$79	0.16%	$26,339	$61	0.23%	$24,660	$138	0.56%
Savings	116,477	258	0.22%	120,659	537	0.45%	131,627	1,004	0.76%
Money market savings	51,680	702	1.36%	45,444	903	1.99%	44,688	1,193	2.67%
Certificates of deposit	324,924	5,839	1.80%	372,563	11,357	3.05%	370,933	16,489	4.45%
Mortgagors deposits	2,335	38	1.61%	2,738	48	1.75%	2,687	42	1.56%

Total deposits	543,969	6,916	1.27%	567,743	12,906	2.27%	574,595	18,866	3.28%
Borrowed money	131,655	4,092	3.11%	90,373	3,600	3.98%	73,880	3,790	5.13%

Total interest bearing liabilities	675,624	11,008	1.63%	658,116	16,506	2.51%	648,475	22,656	3.49%

Non-interest-bearing liabilities:
Demand	58,982			53,066			51,713
Other liabilities	7,709			12,302			12,803

Total liabilities	742,315			723,484			712,991
Stockholders’ equity	64,246			53,163			55,020

Total liabilities and stockholders’ equity	$806,561			$776,647			$768,011

Net interest income		$29,455			$25,494			$25,476

Average interest rate spread			3.76%			3.34%			3.34%

Net interest margin			3.92%			3.55%			3.62%

Ratio of average interest-earning assets to interest-bearing liabilities			111.1%			109.0%			108.7%

(1)	The average balance of loans includes nonaccrual loans, loans held for sale, and deferred fees and expenses.

Rate/Volume Analysis
The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal’s interest income and expense during the fiscal years ended March 31, 2010, 2009, and 2008 (in thousands) For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume). Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,314	$(3,188)	$(1,874)	$1,228	$(6,520)	$(5,292)
Mortgage-backed securities	649	(496)	153	549	(140)	409
Investment securities	(39)	175	136	(829)	(366)	(1,195)
Fed funds sold, FHLB stock & other	(91)	139	48	33	(87)	(54)

Total interest earning assets	1,833	(3,370)	(1,537)	981	(7,113)	(6,132)

Interest Bearing Liabilities:
Deposits
NOW demand	40	(22)	18	9	(86)	(77)
Savings and clubs	(18)	(261)	(279)	(78)	(389)	(467)
Money market savings	112	(313)	(201)	20	(310)	(290)
Certificates of deposit	(1,311)	(4,207)	(5,518)	72	(5,204)	(5,132)
Mortgagors deposits	(7)	(3)	(10)	0	5	5

Total deposits	(1,184)	(4,806)	(5,990)	24	(5,984)	(5,960)
Borrowed money	1,400	(908)	492	752	(942)	(190)

Total interest bearing liabilities	216	(5,714)	(5,498)	776	(6,926)	(6,150)
Net change in net interest income	$1,617	$2,344	$3,961	$205	$(187)	$18

Comparison of Financial Condition at March 31, 2010 and 2009
Assets
At March 31, 2010, total assets increased $14.0 million, or 1.8%, to $805.5 million compared to $791.4 million at March 31, 2009. Cash and cash equivalents increased $25.0 million, total loans receivable, net increased $3.0 million, other assets increased $4.6 million, and the deferred tax asset increased $4.1 million. These increases were partially offset by a decrease in investment securities of $19.4 million and a decrease in office properties and equipment of $3.2 million.
Cash and cash equivalents increased $25.0 million, or 187.4%, to $38.3 million at March 31, 2010, compared to $13.3 million at March 31, 2009. This increase was driven by a $29.3 million increase in cash and due from banks, partially offset by a $4.3 million decrease in money market investments. The Company took steps in the third and fourth quarters of fiscal 2010 to improve its liquidity position through its $14.1 million participation in the FDIC’s TLGP, a successful deposit campaign focused on increasing the Bank’s core deposit base and rightsizing the Company’s loan to deposit ratio, investing in shorter duration liquid investments and reducing the Bank’s outstanding borrowings from the Federal Home Loan Bank of New York. The Company expects to maintain excess liquidity until more unconstrained access to funding returns to the markets. By maintaining this extra liquidity on our balance sheet during the fourth quarter of fiscal 2010, the Company chose to forgo $0.1 million in potential revenue.
Total securities decreased $19.4 million, or 25.9%, to $55.4 million at March 31, 2010, compared to $74.8 million at March 31, 2009, reflecting a decrease of $16.9 million in available-for-sale securities and a $2.5 million decrease in held-to-maturity securities. Cash flows generated from the Bank’s securities portfolio were not immediately reinvested in the fourth quarter of fiscal 2010 in an effort to maintain flexibility as we waited for the higher than normal volatility in the securities markets to dissipate.

Total loans increased $7.8 million, or 1.2%, to $670.0 million at March 31, 2010, compared to $662.2 million at March 31, 2009. The increase was primarily the result of an increase in commercial business loans of $17 million, offset by a decrease in real estate mortgage loans (including loans held for sale) of $8 million (adjusted for a $7 million reclassification made between commercial business loans and commercial non-residential mortgage loans for regulatory reporting purposes). Construction loans decreased $33 million as we ceased originations of new construction loans given both the extended downturn in the local real estate markets and our efforts to reduce our risk in this market segment. One-to-four family residential mortgage loans decreased $16 million as loan pay downs exceeded new loan originations. These reductions were offset by growth in commercial non-residential mortgage loans which increased $14 million and multifamily mortgage loans which increased $10 million on net new originations.
Office properties and equipment decreased $3.1 million, or 20.7%, to $12.1 million at March 31, 2010, compared to $15.2 million at March 31, 2009, primarily due to the sale of a bank-owned building and the write-down of certain fixed assets as a result of the relocation and closure of two other branches. An integral part of this strategy was the opening of Carver’s two newest branches located at 1392 Fulton Street at Restoration Plaza and at 833 Flatbush Avenue in Brooklyn, NY. These branches are located in historically high growth neighborhoods in Brooklyn and represent a central “gateway” for the Caribbean community to the New York Region and beyond. These new branches represent a tremendous opportunity for Carver given the substantial presence of small businesses, non-profit institutions, and consumers, in a geography where Carver’s brand is well recognized.
The deferred tax asset increased $4.1 million, or 39.8%, to $14.3 million at March 31, 2010, compared to $10.2 million at March 31, 2009 primarily due to increased tax credits on NMTC investments. The Company expects to receive additional NMTC tax benefits of approximately $7.8 million through the period ending March 31, 2014. The Company’s ability to utilize the deferred tax asset generated by NMTC income tax benefits, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future.
Other assets increased $4.6 million, or 92.7%, to $9.6 million at March 31, 2010, compared to $5.0 million at March 31, 2009, primarily due to an increase in prepaid expenses of $3.4 million related to the prepayment of FDIC charges.
Liabilities and Stockholders’ Equity
Liabilities
Total liabilities increased $16.7 million, or 2.3%, to $743.8 million at March 31, 2010, compared to $727.1 million at March 31, 2009. The increase in total liabilities was primarily due to a $14.1 million two-year term borrowing issued under the FDIC’s TLGP in the third quarter of fiscal 2010.
Deposits decreased $0.2 million, or 0.03%, to $603.2 million at March 31, 2010, compared to $603.4 million at March 31, 2009. Deposits were essentially flat year over year as we replaced $25 million of institutional deposits with increased core deposits, money market accounts, and customers’ operating accounts.
Advances from the FHLB-NY and other borrowed money increased $16.5 million, or 14.4%, to $131.6 million at March 31, 2010, compared to $115.0 million at March 31, 2009. The increase in advances and other borrowed money was primarily the result of issuing a $14.1 million two-year term borrowing under the FDIC’s TLGP via a private placement to take advantage of the low interest rate environment. The interest rate on the TLGP borrowing of 1.69% is substantially lower than the weighted average rate of 3.40% on the remainder of the Bank’s borrowings.
Stockholders’ Equity
Total stockholders’ equity decreased $2.7 million, or 4.1%, to $61.7 million at March 31, 2010, compared to $64.3 million at March 31, 2009. The decrease in total stockholders’ equity was primarily attributable to the net loss for the year ended March 31, 2010 totaling $1.0 million plus dividends paid of $1.9 million (common dividends of $1.0 million and U.S. Treasury Capital Purchase Program (CPP) dividends of $0.9 million). The Bank’s capital levels exceed all regulatory requirements of a well-capitalized financial institution.

Comparison of Operating Results for the Years Ended March 31, 2010 and 2009
Net Loss
Net loss for fiscal 2010, was $1.0 million compared to a net loss of $7.0 million for the prior year. The improvement for fiscal 2010 was the result of an increase in net interest income, an increase in non-interest income, and a decrease in non-interest expense primarily due to the non-cash goodwill impairment charge booked in fiscal 2009. These improvements were partially offset by an increase in provision for loan losses and a decrease in income tax benefit.
Net Interest Income
Interest income decreased $1.5 million, or 3.7%, to $40.5 million for fiscal 2010 compared to $42.0 million for the prior year. The decrease was primarily the result of a $1.9 million decrease in interest income on loans partially offset by an increase in interest income on securities. The decrease in interest income reflects a reduction in the yield on interest-earning assets of 46 basis points to 5.39% for fiscal 2010 compared to a yield of 5.85% for the prior year period. This decrease in yield on interest earning assets was primarily the result of a 47 basis point reduction in the yield on loans of which 19 basis points was due to a higher level of non-performing loans and the remainder primarily due to new loan originations coming on at lower interest rates due to lower market interest rates. The increase in interest income on mortgage-backed securities was primarily the result of an increase in the average balance of mortgage-backed securities from $50.0 million in the prior year period to $64.7 million in the current period.
Interest expense decreased $5.5 million, or 33.3%, to $11.0 million in fiscal 2010 compared to $16.5 million for the prior year. The decrease in interest expense resulted primarily from an 88 basis point decrease in the average cost of interest-bearing liabilities to 1.63% for fiscal 2010 compared to an average cost of 2.51% for the prior year as higher cost institutional deposits were replaced by lower cost core deposits and transactional accounts. This improvement was partially offset by growth in the average balance of interest-bearing liabilities of $17.5 million, or 2.7%, to $675.6 million at March 31, 2010, compared to $658.1 million for the prior year.
Provision for Loan Losses
The Bank recorded a $7.8 million provision for loan losses in fiscal 2010 compared to $2.7 million for the prior year. The increased provision is in response to the Company’s current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At March 31, 2010, non-performing assets totaled $47.6 million, or 5.91% of total assets compared to $26.2 million or 3.31% of total assets at March 31, 2009. Total delinquencies declined year-over-year by 1.52% to $70.7 million or 8.8% of total assets. The allowance for loan losses was $12.0 million at March 31, 2010, which represents a ratio of the allowance for loan losses to non-performing loans of 31.18% compared to 27.40% at March 31, 2009. The ratio of the allowance for loan losses to total loans was 1.79% at March 31, 2010 up from 1.10% at March 31, 2009.
Non-interest Income
Non-interest income decreased $0.1 million to $5.1 million in fiscal 2010 compared to $5.2 million for the prior year period. The decrease is primarily due to the write down in the carrying value of loans previously held for sale of $2.1 million, mostly offset by $1.0 million of fees recognized during fiscal 2010 related to several NMTC transactions, a gain on the sale of securities of $0.4 million and a $1.2 million gain on the sale of a bank-owned building. The sale of this building was an essential part of the Bank’s strategy to optimize branch locations.
Non-interest Expense
Non-interest expense decreased $7.3 million, or 19.2%, to $30.6 million in fiscal 2010 compared to $37.8 million for the prior year. This improvement is primarily due to the $7.1 million non-cash goodwill impairment charge incurred in the prior year. Additionally, there were decreases of $0.9 million in employee compensation and benefits on lower staffing levels and discretionary compensation, $0.5 million in occupancy and equipment expense resulting from the branch optimization strategy, and $0.4 million in consulting fees. These decreases in expense were partially offset by increases of $1.1 million in FDIC insurance premiums and $0.9 million related to the write-down of an advance to a vendor (see paragraph below).

On February 8, 2010, the president of a money services firm which the Bank used to service its remote ATM locations was arrested on charges of defrauding another financial institution. The Bank has a claim pending for $850,000 for funds which we had advanced to the money services firm. The money service firm is now under the oversight of a bankruptcy trustee. Carver has fully reserved the $850,000 but we continue to pursue all avenues available to us for the return of our funds. There was no adverse impact on the operations of our remote ATMs as a result of this event.
Income Taxes
The Bank recorded a tax benefit of $2.9 million in fiscal 2010 compared to a tax benefit of $3.2 million for the prior year period. The lower tax benefit in fiscal 2010 is a result of the smaller loss generated versus the prior period. The total tax benefit for fiscal 2010 reflects tax credits of $2.3 million generated by our NMTC investment transactions versus tax credits on NMTC investment transactions of $2.0 million in fiscal 2009.
Comparison of Operating Results for the Years Ended March 31, 2009 and 2008
Net Income
The Company reported net loss of $7.0 million and a loss per share of $(2.87) for fiscal 2009 compared to net income of $4.0 million and diluted earnings per share of $1.55 for fiscal 2008. The net loss for fiscal 2009 was the result of an increase in non-interest expense of $8.0 million and provision for loan losses of $2.5 million, a decrease in non-interest income of $2.7 million, partially offset by an increase in income tax benefit of $2.3 million. The increase in non-interest expense is primarily the result of a non-cash goodwill impairment charge of $7.1 million.
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
Liquidity and Capital Resources
Liquidity is a measure of the Bank’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses. The Bank’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of March 31, 2010.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $16.5 million during fiscal 2010 primarily as a result of the bank allowing higher cost certificates of deposit to runoff and replaced them with lower cost borrowings. At March 31, 2010, the Bank had $78.2 million in borrowings with a weighted average rate of 3.06% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company’s ability to access borrowings. At March 31, 2010, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $51.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At March 31, 2010 and 2009, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $38.3 million and $13.3 million, respectively.

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
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At March 31, 2010, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. See “—Regulatory Capital Position” below for certain information relating to the Bank’s regulatory capital compliance at March 31, 2010.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2010, total cash and cash equivalents increased by $25.0 million reflecting cash provided by financing activities of $14.4 million, and cash provided by operating activities of $1.5 million, and cash provided by investing activities of $9.2 million.
Net cash provided by financing activities was $14.4 million, primarily resulting from increased borrowings of $16.5 million, offset partially by reductions in deposits of $0.2 million and the payment of common dividends of $1.9 million. Net cash provided by operating activities during this period was $1.5 million and was primarily the result of an increase in provision for loan losses of $7.8 million, a write-down of loans held for sale of $2.1 million, a decrease in cash flow from other assets of $9.1 million and changes in other non-cash charges. Net cash provided by investing activities was $9.2 million, primarily the result of principal paydowns, maturities, and calls on securities of $19.4 million and disposals of premises and equipment of $3.1 million, partially offset by a net outflow of funds caused by loan activity of $12.0 million.
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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. See Note 14 of Notes to Consolidated Financial Statements for the Bank’s outstanding lending commitments and contractual obligations at March 31, 2010.

The Bank has contractual obligations at March 31, 2010 as follows (in thousands):

	Payments due by period
Contractual		Less than	1 - 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
Long term debt obligations:
FHLB advances	$69,086	$19,000	$15,086	$35,000	$—
Repo borrowings	30,000		30,000		—
Other borrowings	19,068		14,068	5,000
Guaranteed preferred beneficial interest in junior subordinated debentures	13,403	—	—	—	13,403

Total long term debt obligations	131,557	19,000	59,154	40,000	13,403

Operating lease obligations:
Lease obligations for rental properties	12,527	2,075	3,577	2,966	3,909

Total contractual obligations	$144,084	$21,075	$62,731	$42,966	$17,312

Variable Interest Entities
The Holding Company’s subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB’s ASC Topic 810 regarding the consolidation of variable interest entities (formerly FIN 46(R)). Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc. Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59 million of NMTC and received a second award in May 2009 of $65 million of NMTC.
With respect to $40 million of the original award of NMTC awards, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities are consolidated in the Bank’s Statement of Financial Condition as of March 31, 2010 and 2009 resulting in the consolidation of assets of approximately $40.0 million and $36.9 million, respectively.
In fiscal 2009, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event under the accounting guidance, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At March 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with the FASB’s ASC Topic 450 regarding Accounting for Contingencies.

In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and based on an evaluation of the design of the entity and its exposure to risks and rewards from its variable interests in the entity, the Bank is not required to consolidate the entity.
In March 2010, the Bank transferred rights to investors in a NMTC projects totaling $20.5 million and recognized a gain on the transfer of rights of $0.5 million and expects to receive additional income of $0.5 million in the future contingent upon certain events occurring. The Bank was required to maintain a 0.01% interest in each of the newly created entities with the investor owning the remaining 99.99%. The entities were called CDE-15, CDE-16 and CDE-17. These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and based on an evaluation of the design of the entity and its exposure to risks and rewards from its variable interests in the entity, the Bank is not required to consolidate the entity.
Regulatory Capital Position
The Bank must satisfy three minimum capital standards established by the OTS. For a description of the OTS capital regulation, see “Item 1—Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”
The Bank presently exceeds all capital requirements as currently promulgated. At March 31, 2010, the Bank had tangible equity ratio, core capital ratio, and total risk-based capital ratio of 7.86%, 7.88% and 11.71%, respectively, and was considered well capitalized. For additional information regarding Carver Federal’s Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders’ Equity.”
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
The information required by this item appears under the caption “Discussion of Market Risk—Interest Rate Sensitivity Analysis” in Item 7, incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at March 31, 2010 as compared to March 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Carver Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
July 15, 2010

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	March 31,	March 31,
	2010	2009

ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,513	$8,251
Money market investments	833	5,090

Total cash and cash equivalents	38,346	13,341
Investment securities:
Available-for-sale, at fair value	43,050	59,973
Held-to-maturity, at amortized cost (fair value of $12,603 and $14,528 at March 31, 2010 and March 31, 2009, respectively)	12,343	14,808

Total securities	55,393	74,781

Loans held-for-sale	—	21,105

Loans receivable:
Real estate mortgage loans	600,913	581,987
Commercial business loans	67,695	57,398
Consumer loans	1,403	1,674

Loans, net	670,011	641,059
Allowance for loan losses	(12,000)	(7,049)

Total loans receivable, net	658,011	634,010
Premises and equipment, net	12,076	15,237
Federal Home Loan Bank of New York stock, at cost	4,107	4,174
Bank owned life insurance	9,803	9,481
Accrued interest receivable	3,539	3,697
Core deposit intangibles, net	228	380
Deferred tax asset	14,321	10,214
Other assets	9,650	5,008

Total assets	$805,474	$791,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$115,817	$117,438
Non-Interest Bearing Checking	58,792	56,505
NOW	43,593	48,371
Money Market	67,122	43,190
Certificates of Deposit	317,925	337,912

Total Deposits	603,249	603,416
Advances from the FHLB-New York and other borrowed money	131,557	115,017
Other liabilities	8,982	8,657

Total liabilities	743,788	727,090
Stockholders’ equity:
Preferred stock (CPP) (par value $0.01 per share, 2,000,000 shares authorized; 18,980 shares, with a liquidation preference of $1,000.00 per share, issued and outstanding as of March 31, 2010 and March 31, 2009)	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,474,719 and 2,475,037 shares outstanding at March 31, 2010 and March 31, 2009, respectively)	25	25
Additional paid-in capital	24,374	24,214
Retained earnings	18,806	21,898
Treasury stock, at cost (49,972 and 49,654 shares at March 31, 2010 and March 31, 2009, respectively)	(697)	(760)
Accumulated other comprehensive income (loss)	198	(19)

Total stockholders’ equity	61,686	64,338

Total liabilities and stockholders’ equity	$805,474	$791,428

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	March 31,
	2010	2009	2008
Interest Income:
Loans	$37,333	$39,207	$44,499
Mortgage-backed securities	2,633	2,480	2,071
Investment securities	357	239	1,434
Money market investments	140	74	128

Total interest income	40,463	42,000	48,132

Interest expense:
Deposits	6,916	12,906	18,866
Advances and other borrowed money	4,092	3,600	3,790

Total interest expense	11,008	16,506	22,656

Net interest income	29,455	25,494	25,476

Provision for loan losses	7,845	2,703	222

Net interest income after provision for loan losses	21,610	22,791	25,254

Non-interest income:
Depository fees and charges	2,963	2,810	2,669
Loan fees and service charges	972	1,258	1,628
Gain on sale of securities, net	446	—	431
(Loss) gain on sale of loans, net	(212)	(320)	323
Gain on sale of building	1,172	—	—
Lower of cost or fair value adjustment on loans held for sale	(2,136)	(197)	—
New Market Tax Credit fees	984	150	1,888
Other	884	1,474	922

Total non-interest income	5,073	5,175	7,861

Non-interest expense:
Employee compensation and benefits	12,217	13,163	13,323
Net occupancy expense	4,618	4,350	3,590
Equipment, net	2,143	2,881	2,451
Consulting fees	803	1,174	2,733
Federal deposit insurance premiums	1,656	512	75
Goodwill Impairment	—	7,055	—
Other	9,133	8,697	7,726

Total non-interest expense	30,570	37,832	29,898

(Loss) Income before income taxes and minority interest	(3,887)	(9,866)	3,217
Income tax benefit	(2,866)	(3,202)	(892)
Minority interest, net of taxes	—	360	146

Net (loss) income	$(1,021)	$(7,024)	$3,963

(Loss) Earnings per common share:
Basic	$(0.79)	$(2.87)	$1.59

Diluted	NA	NA	$1.55

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

						Accumulated
	Preferred		Additional			Other	Total
	Stock	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	(CPP)	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance—March 31, 2007	—	25	23,996	(277)	26,951	451	51,142
Net income	—	—	—	—	3,963	—	3,963
Minimum pension liability adjustment	—	—	—	—	—	195	195
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	(221)	(221)

Comprehensive income, net of taxes:	—	—	—	—	3,963	(26)	3,937
Adjustment to initially implement SFAS 156	—	—	—	—	49	—	49
Dividends paid	—	—	—	—	(975)	—	(975)
Treasury stock activity	—	—	117	(393)	—	—	(272)

Balance—March 31, 2008	—	25	24,113	(670)	29,988	425	53,881
Net (loss)	—	—	—	—	(7,024)	—	(7,024)
Minimum pension liability adjustment	—	—	—	—	—	(492)	(492)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	48	48

Comprehensive (loss), net of taxes:	—	—	—	—	(7,024)	(444)	(7,468)
Common Dividends paid	—	—	—	—	(990)	—	(990)
Issuance of TARP preferred stock	18,980	—	—	—	—	—	18,980
Preferred Dividends paid	—	—	—	—	(76)	—	(76)
Treasury stock activity	—	—	73	(90)	—	—	(17)
Stock based compensation	—	—	28	—	—	—	28

Balance—March 31, 2009	$18,980	$25	$24,214	$(760)	$21,898	$(19)	$64,338
Net income	—	—	—	—	(1,021)	—	(1,021)
Minimum pension liability adjustment	—	—	—	—	—	36	36
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	181	181

Comprehensive income, net of taxes:	—	—	—	—	(1,021)	217	(804)
Common Dividends paid	—	—	—	—	(993)	—	(993)
CPP Preferred Dividends paid	—	—	—	—	(949)	—	(949)
Accrued CPP Preferred Dividends	—	—	116	—	(116)	—	—
Treasury stock activity	—	—	5	63	—	—	68
Stock based compensation	—	—	39	—	(12)	—	27

Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	$18,806	$198	$61,686

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(1,021)	$(7,024)	$3,963
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	7,845	2,703	222
Provision for REO losses	15	178	—
Goodwill impairment charge	—	7,055	—
Stock based compensation expense	27	68	272
Depreciation and amortization expense	1,723	1,932	1,709
Amortization of premiums and discounts	1,143	286	(250)
Impairment charge on securities	—	52	—
Gain on sale of building	(1,172)	—	—
Loss from sale of real estate owned	14	22	—
Gain on sale of securities	(446)	—	(431)
Loss (Gain) on sale of loans	212	(45)	(323)
Writedown on loans held-for-sale	2,136	197	—
Originations of loans held-for-sale	(2,850)	(9,097)	(20,172)
Proceeds from sale of loans held-for-sale	3,021	9,993	19,953
Changes in assets and liabilities:
Decrease in accrued interest receivable	158	366	272
(Increase) decrease in other assets	(9,113)	6,388	(10,530)
Decrease in other liabilities	325	(1,319)	(2,305)

Net cash provided by (used in) operating activities	1,468	11,755	(7,620)

INVESTING ACTIVITIES
Purchase of available-for-sale securites	(23,657)	(46,588)	(15,265)
Proceeds from sales of securities	23,479	—	36,116
Proceeds from principal payments, maturities, and calls:
Available-for-sale	16,958	7,674	7,358
Held-to-maturity	2,472	2,452	1,803
Originations of loans held-for-investment	(105,570)	(151,432)	(162,556)
Loans purchased from third parties	(10,760)	—	(29,736)
Principal collections on loans	102,330	142,151	145,458
Proceeds from sales of loans held-for-investment	349	—	—
Sale (Purchase) of FHLB-NY stock	67	(2,549)	1,614
Disposals (Additions) to premises and equipment	3,082	(1,389)	(2,862)
Proceeds from sale of real estate owned	423	998	—

Net cash provided by (used in) investing activities	9,174	(48,683)	(18,070)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(167)	(51,247)	39,541
Net increase (decrease) in FHLB advances and other borrowings	16,540	56,392	(2,527)
Capital contribution by CPP	—	18,980	—
Common stock repurchased	(68)	(159)	(331)
Dividends paid	(1,942)	(1,065)	(975)

Net cash provided by financing activities	14,363	22,901	35,708

Net increase (decrease) in cash and cash equivalents	25,005	(14,027)	10,018
Cash and cash equivalents at beginning of period	13,341	27,368	17,350

Cash and cash equivalents at end of period	$38,346	$13,341	$27,368

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$181	$79	$221
Transfer of loans held-for-sale to loans held for investment	$17,731	$—	$—
Cash paid for-
Interest	$13,764	$16,107	$21,973
Income taxes	$120	$297	$922
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp., Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
“Carver,” the “Company,” “we,” “us” or “our” refers to the Holding Company along with its consolidated subsidiaries. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986. On October 24, 1994, the Bank converted from a mutual holding company to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Holding Company. Collectively, the Holding Company, the Bank and the Holding Company’s other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”
In September 2003, the Holding Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Holding Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations”, Carver Statutory Trust I is not consolidated for financial reporting purposes.
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
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, intangibles, pensions and the fair value of financial instruments. Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

In June 2009, the FASB released the Codification as the single source of authoritative non-governmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All previously existing non-SEC accounting standards documents are superseded. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The Company’s policies were not affected by the conversion to ASC. However, references to specific accounting guidance in the Company’s financial statements have been changed to the appropriate section of the ASC.
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
Investment Securities
When purchased, investment securities are designated as either investment securities held-to-maturity or investment securities available-for-sale. Securities are classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity. Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.
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
The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of Stockholders’ Equity. Any other-than-temporary impairment is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. Prior to April 1, 2009 the guidance did not require a separate determination of the credit-related and non credit-related components of unrealized gains and losses. During fiscal 2010 no impairment charge was recorded. During fiscal 2009, the Company recognized $52 thousand in other than temporary impairment on a security. No impairment charge was recorded for fiscal 2008. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.
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
Loans are placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is not probable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectability is reasonably assured.
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Collateral dependent impaired loans are assessed individually to determine if the loan’s current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Cash flow dependent loans are assessed individually to determine if the present value of the expected future cash flows is less than the recorded investment in the loan. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include one-to four family residential mortgage loans and consumer loans.
Allowance for Loan and Lease Losses
The adequacy of the “Bank’s ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of Thrift Supervision on December 13, 2006 and in accordance with ASC Topic 450 and ASC Topic 310. The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.
Compliance with the Interagency Policy Statement includes management’s review of the Bank’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
Carver maintains a general reserve allowance in accordance with ASC Topic 450 that is comprised of two principal components: (1) a general reserve allowance for performing loans and (2) an allocation of a general reserve allowance for certain Criticized and Classified loans. Carver believes that the loan review of Criticized and Classified loans provides a more accurate general reserve provision.
Carver also maintains a specific reserve allowance for Criticized and Classified loans that are reviewed for impairment in accordance with ASC topic 310 guidelines and deemed to be impaired.
In accordance with the Interagency and GAAP guidance, Carver maintains a general allowance for performing loans based upon a review of 10 different factors. The first factor utilized is actual historical loss experience by major loan category expressed as a percentage of performing loans. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. Because actual loss experience may not adequately predict the level of losses imbedded in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be increased based upon any of those factors.

All non-performing loans and certain delinquent loans, as identified through the ALLL review process, are evaluated individually for potential losses in accordance with Interagency and GAAP guidance and consistent with Carver’s ALLL policy and methodology. The individuals evaluating the loans include the Chief Risk Officer, Chief Lending Officer, Credit Officer, Workout Officer, Loan Officers and consultants. The conclusions reached as a result of the evaluation process are submitted to management and Board of Directors committees for their review and approval. The loans are reviewed in accordance with ASC Topic 450. Management believes that this review provides a better assessment of the possible losses imbedded in this portion of the portfolio. The resulting reserves under this review still constitute a general allowance that has been allocated to the loans reviewed in this section and may be utilized in accordance with ASC Topic 450.
ASC Topic 310 is the primary basis for valuing the impairments of specific loans whose collectability has been called into question. The amount assigned to this aspect of the ALLL is the individually-determined (i.e., loan-by-loan) portion thereof. The standard requires the use of one of three approved methods to estimate the amount to be reserved for such credits. The three methods are as follows: i) the present value of expected future cash flows discounted at the loan’s effective interest rate, ii) the loan’s observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.
For loans individually evaluated for impairment under ASC Topic 310, the institution may choose the appropriate measurement basis, except for an impaired collateral-dependent loan. This guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method.
Criticized and Classified loans with at risk balances of $1,000,000 or more are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310. If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. Consumer credit non-accrual loans are not tested for impairment because they are included in large groups of smaller-balance homogeneous loans that, by definition, are excluded from the scope of ASC subtopic 310-10-35. If the loan is determined to be not impaired, it is then grouped with the other loans to be individually evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the impairment is charged off, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. However, in accordance with GAAP guidance, if there is no impairment amount, no reserve is established for the loan.
All new loan originations are assigned a credit risk grade which commences with loan officers and underwriters grading the quality of their loans one to five under a nine-category risk classification scale, the first five categories of which represent performing loans. As part of the approval process, the Credit Officer is responsible for reviewing and approving the assigned credit risk grade at the time of credit approval. All loans are subject to continuous review and monitoring for changes in their credit grading. Loans with credit risk grading that falls into criticized or classified categories (credit grading six through nine) are further evaluated and reserved amounts are established for each loan based on each loan’s potential for loss and includes consideration of the sufficiency of collateral. Any adverse trend in real estate markets could seriously affect underlying real estate collateral values available to protect against loss.
Trouble Debt Restructured Loans
Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for at least a six-month period. For a cash flow dependent loans the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, and the original loans carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan.

Segment Reporting
The Company has determined that all of its activities constitute one reportable operating segment.
Concentration of Risk
The Bank’s principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in New York City. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in New York’s real estate market conditions.
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
Federal Home Loan Bank Stock
The Federal Home Loan Bank of New York (“FHLB-NY”) has assigned to the Bank a mandated membership stock purchase, based on the Bank’s asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2010. The Bank carries this investment at historical cost.
Bank Owned Life Insurance
Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset. Death benefits proceeds received in excess of the policy’s cash surrender value are recognized in income. Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of income. Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset. At March 31, 2010, Carver held no policy loans against its BOLI cash surrender values or restrictions on the use of the proceeds.
Mortgage Servicing Rights
All separately recognized servicing assets and servicing liabilities are measured at fair value.

Real Estate Owned
Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of loan carrying amount or the fair value at the date of acquisition less estimated selling costs. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred.
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
Income Taxes
The Company records income taxes in accordance with ASC 740 “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes. Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date. Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
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
Preferred and Common Dividends
On January 20, 2009, the Company issued 18,980 shares of fixed rate cumulative perpetual preferred stock with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury. These preferred shares pay dividends at a rate of five percent per annum. Carver accrues the obligation for the preferred dividends as earned over the period the senior preferred shares are outstanding.
Cash dividends to common stockholders are payable and accrued when declared by Carver’s Board of Directors.
Treasury Stock
Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity.

Pension Plans
The Company’s pension obligations, and the related costs, are calculated using actuarial concepts, within the framework of the FASB guidance. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, turnover, and the rate of compensation increase.
Actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost. In addition, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year end.
NMTC fee income
The fee income the Company receives related to the transfers of its New Market Tax Credits varies with each transaction but all are similar in nature. There are two basic types of fees associated with these transactions. The first is a “sub-allocation fee” which is paid to CCDC when the tax credits are allocated to a subsidiary entity at the time a qualified equity investment is made. This fee is recognized by the Company at the time of allocation. The second type of fee is paid to cover the administrative and servicing costs associated with CCDC’s compliance with NMTC reporting requirements. This fee is recognized as the services are rendered.
Reclassifications
Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.
Restatement to correct error in operating results previously reported for the second quarter of fiscal 2010
The Company has restated its previously reported operating results for the second fiscal quarter ended September 30, 2009 to adjust the estimated fair value of certain residential mortgage loans that were classified as Held for Sale and reported at the lower of cost or fair value as of September 30, 2009. The loans were transferred from Held for Sale to Held for Investment, effective October 1, 2009. This restatement of second fiscal quarter results is reflected in the operating results reported for the full year ended March 31, 2010. Refer to Note 18. Quarterly Financial Data (Unaudited) for further information.
Impact of Recent Accounting Standards and Interpretations
In June 2009, the FASB issued guidance on Variable Interest Entities ((ASC Subtopic 860-10) (formerly SFAS No. 167), which amended the previous guidance applicable to variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC Subtopic 860-10 requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on April 1, 2010 and there was no material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued a revision to earlier guidance on Transfers of Financial Assets (ASC Subtopic 860-10) (formerly SFAS No. 166), which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company will adopt this guidance for transfers of financial assets on April 1, 2010 and does not anticipate it to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued guidance related to Subsequent Events (ASC Subtopic 855-10) (formerly SFAS No. 165) which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Specifically, this standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Carver has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.
In April 2009, the FASB issued guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Subtopic 820-10) (formerly FASB Staff Position FAS 157-4) which provides guidelines for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate that a transaction is not orderly. This guidance reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale, between market participants at the measurement date under current market conditions. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. The Company considered this guidance in estimating the fair value of assets and liabilities at March 31, 2010. The adoption of this guidance on April 1, 2009 did not have material impact on the Company’s consolidated financial statements for the fiscal year ended March 31, 2010.
In April 2009, guidance was issued on Interim Disclosures about Fair Value of Financial Instruments (ASC Subtopic 825-10) (formerly FSP FAS 107-1 and APB 28-1) related to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to issuing this FSP, fair values for such assets and liabilities were disclosed only once a year. The guidance now requires quarterly disclosures that provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirements were effective for interim reporting periods ending after June 15, 2009.
In April 2009, the FASB issued guidance on Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) (ASC Subtopic 320-10) (formerly FSP FAS 115-2 and FAS 124-2) which relate to other-than-temporary impairment, are intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and more timely disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. A cumulative effect adjustment is required to be recorded at the ASC’s adoption date with respect to certain previously recognized other-than-temporary impairment losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued guidance on Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Subtopic 715-20) (formerly FSA FAS 132(R)-1), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The ASC clarifies that the objectives of the disclosures about postretirement benefit plan assets are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. In addition, the ASC expands the disclosures related to these overall objectives. These new disclosure requirements under ASC 715 became effective for the Company’s financial statement for the year ended March 31, 2010 and are reported in Note 13 to Carver’s consolidated financial statements.

In June 2008, the FASB issued guidance on Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260) (formerly FSP EITF 03-6-1), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS. The guidance concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Company’s restricted stock awards are considered participating securities. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented was adjusted retrospectively to conform to these provisions. Early application was not permitted. Adoption of this guidance did not have a material impact on the Company’s computation of EPS.
In December 2007, the FASB issued guidance regarding Non-controlling Interests in Consolidated Financial Statements (ASC Subtopic 810-10) (formerly SFAS No. 160), which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, this guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.
NOTE 3. IMPAIRMENT AND GOODWILL
The company reported Goodwill from its acquisition of Community Capital Bank in 2006 in the amount of $7.1 million. In accordance with FASB guidance goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment. The Company conducted an interim goodwill impairment analysis during the second quarter of fiscal year 2009, based on indications that the fair value of the Company’s reporting unit may have declined below its carrying value as a result of factors previously defined such as the further decline in the Company’s market capitalization relative to the book value of shareholders’ equity and the adverse market conditions impacting the financial services sector generally. This analysis was completed during the third quarter ended December 31, 2008. A valuation specialist was engaged to assist management in its fair value assessment of goodwill and the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in fiscal 2009 reducing the carrying value of the goodwill to zero as of March 31, 2009.

NOTE 4. SECURITIES
The following is a summary of securities at March 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,993	$27	$(114)	$23,906
Federal Home Loan Mortgage Corporation	4,293	232	(0)	4,525
Federal National Mortgage Association	12,469	283	(2)	12,750
Other	352	85	(52)	385

Total mortgage-backed securities	41,107	627	(168)	41,566
U.S. Government Agency Securities	1,496	—	(12)	1,484

Total available-for-sale	$42,603	$627	$(180)	$43,050

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$431	$41	$—	$472
Federal Home Loan Mortgage Corporation	8,797	74	—	8,871
Federal National Mortgage Association	2,976	147	—	3,123

Total mortgage-backed securities	12,204	262	—	12,466
Other	139	—	(2)	137

Total held-to-maturity	12,343	262	(2)	12,603

Total securities	$54,946	$889	$(182)	$55,653

The following is a summary of securities at March 31, 2009 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$39,252	$26	$(486)	$38,792
Federal Home Loan Mortgage Corporation	5,847	185	(2)	6,030
Federal National Mortgage Association	13,872	493	(8)	14,357
Other	571	—	(37)	534

Total mortgage-backed securities	59,542	704	(533)	59,713
U.S. Government Agency Securities	254	6	—	260

Total available-for-sale	59,796	710	(533)	59,973

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	488	27	—	515
Federal Home Loan Mortgage Corporation	10,292	17	(153)	10,156
Federal National Mortgage Association	3,870	80	(248)	3,702

Total mortgage-backed securities	14,650	124	(401)	14,373
Other	158	—	(3)	155

Total held-to-maturity	14,808	124	(404)	14,528

Total securities	$74,604	$834	$(937)	$74,501

The following is a summary of securities at March 31, 2008 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$8,303	$—	$(123)	$8,180
Federal Home Loan Mortgage Corporation	4,077	19	—	4,096
Federal National Mortgage Association	6,748	107	—	6,855
Other	205	4	—	209

Total mortgage-backed securities	19,333	130	(123)	19,340
U.S. Government Agency Securities	1,473	52	—	1,525

Total available-for-sale	20,806	182	(123)	20,865

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	573	34	—	607
Federal Home Loan Mortgage Corporation	12,343	11	(230)	12,124
Federal National Mortgage Association	4,216	78	(32)	4,262

Total mortgage-backed securities	17,132	123	(262)	16,993
Other	175	—	(1)	174

Total held-to-maturity	17,307	123	(263)	17,167

Total securities	$38,113	$305	$(386)	$38,032

The following is a summary regarding securities sales and/or calls of the available-for-sale portfolio at March 31, 2010 (in thousands):

	2010	2009	2008
Available-for-Sale:
Proceeds	$25,239	$1,265	$36,116
Gross gains	457	—	431
Gross losses	11	—	—
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
The net unrealized gain on available-for-sale securities was $0.3 million ($224 thousand after taxes) at March 31, 2010 and $0.2 million ($110 thousand after taxes) at March 31, 2009. On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management’s intention to hold these securities in portfolio until maturity. A related unrealized gain of $0.5 million was recorded as a separate component of stockholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield. As of March 31, 2010 the carrying value of these securities was $6.9 million and a related net unrealized gain of $72 thousand continues to be reported. There were no sales of held-to-maturity securities in fiscal 2010, 2009 or 2008.
At March 31, 2010 the Bank pledged securities of $20.4 million as collateral for advances from the FHLB-NY, $34.1 million as collateral for its repo agreements and $0.4 million against certain large deposits.
The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2010, by remaining period to contractual maturity (ignoring earlier call dates, if any). Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations. The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized		Weighted
	Cost	Fair Value	Avg Rate
Available-for-Sale:
Less than one year	$—	$—	—%
One through five years	594	705	3.56%
Five through ten years	1,958	1,958	3.82%
After ten years	40,051	40,387	4.73%

	$42,603	$43,050	4.67%

Held-to-maturity:
One through five years	$—	$—	—%
Five through ten years	822	826	1.71%
After ten years	11,521	11,777	5.69%

	$12,343	$12,603	5.43%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2010 for less than 12 months and 12 months or longer were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(42)	$13,172	$(126)	$7,682	$(168)	$20,855
Agencies	$(12)	$1,484	$—	$—	$(12)	$1,484

Total available-for-sale	$(54)	$14,656	$(126)	$7,682	$(180)	$22,339

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other	—	—	(2)	137	(2)	137

Total held-to-maturity	—	—	(2)	137	(2)	137

Total securities	$(54)	$14,656	$(128)	$7,819	$(182)	$22,476

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2009 were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(441)	$30,008	$(92)	$2,938	$(533)	$32,946

Total available-for-sale	$(441)	$30,008	$(92)	$2,938	$(533)	$32,946

Held-to-Maturity:
Mortgage-backed securities	$(246)	$2,119	$(155)	$8,682	$(401)	$10,801
Other	—	—	(3)	155	(3)	155

Total held-to-maturity	(246)	2,119	(158)	8,837	(404)	10,956

Total securities	$(687)	$32,127	$(250)	$11,775	$(937)	$43,902

A total of 12 securities had an unrealized loss at March 31, 2010 compared to 31 at March 31, 2009, based on estimated fair value. The majority of the securities in an unrealized loss position were Government National Mortgage Association — Mortgage backed securities, which represented 90% and 72.8% of total securities which had an unrealized loss at March 31, 2010 and 2009, respectively. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience. The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings when there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. At March 31, 2009, the Bank held a private-label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52 thousand. The Bank continues to hold this security but has deemed there to be no further other than temporary impairment. At March 31, 2010, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio. At March 31, 2008, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

NOTE 5. LOANS RECEIVABLE, NET
The following is a summary of loans receivable, net of allowance for loan losses at March 31 (dollars in thousands):

	March 31, 2010		March 31, 2009
	Amount	%	Amount	%
Gross loans receivable:
One- to four-family (1)	$90,150	13%	$105,771	16%
Multifamily	141,702	21%	80,321	12%
Non-residential	259,619	39%	273,595	41%
Construction	111,348	17%	144,318	22%
Business	68,523	10%	57,522	9%
Consumer and other (2)	1,403	0%	1,674	0%

Total loans receivable	672,745	100%	663,201	100%

Add:
Premium on loans	130		546
Less:
Deferred fees and loan discounts	(2,864)		(1,583)
Allowance for loan losses	(12,000)		(7,049)

Total loans receivable, net	$658,011		$655,115

(1)	Includes loans held for sale

(2)	Includes personal, credit card, and home improvement
Substantially all of the Bank’s real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See note 14 for further discussion of concentration of credit risk.
Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans aggregated $52.0 million, $56.7 million and $52.0 million at March 31, 2010, 2009, and 2008, respectively.
At March 31, 2010 the Bank pledged $279.0 million in total mortgage loans as collateral for advances from the FHLB-NY.
The following is an analysis of the allowance for loan losses for the years ended March 31 (in thousands):

	2010	2009	2008

Balance at beginning of the year	$7,049	$4,878	$5,409
Provision for loan losses	7,845	2,702	222
Recoveries of amounts previously charged-off	64	53	153
Charge-offs of loans	(2,958)	(584)	(906)

Balance at end of the year	$12,000	$7,049	$4,878

At March 31, 2010, 2009 and 2008, the recorded investment in impaired loans was $47.6 million, $25.7 million and $2.9 million, respectively. The related allowance for loan losses for these impaired loans was approximately $3.5 million, $0.3 million and $0.8 million at March 31, 2010, 2009 and 2008, respectively. The impaired loans at March 31, 2010, were comprised of $36.1 of non-accrual loans and $11.5 million of non-accrual 1-4 Family, residential and construction TDRs. The impaired loan portfolio is collateral dependent with the exception of the residential TDRs. The average recorded investment in impaired loans during the fiscal years ended March 31, 2010, 2009 and 2008 was approximately $15.8 million, $4.7 million and $3.6 million, respectively. Interest income of $3.3 million, $1.5 million, and $0.6 million for fiscal year 2010, 2009 and 2008, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2010, and 2009, loans past due 90 days or more and still accruing were $1.4 million, $0.9 million, respectively. At March 31, 2008 there were no loans past due 90 days or more and still accruing.

Non-accrual loans consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments. Interest income on non-accrual loans is recorded when received based upon the collectability of the loan. Total non-accrual loans amounted to $47.6 million and $26.2 million at March 31, 2010 and 2009, respectively. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2010 were $15.2 million of which $7.9 million were recorded on an accrual basis as they had been performing in accordance with their restructured terms for at least 6 months and $7.3 million were non-accrual as they had not been performing in accordance with the restructured terms for a period of at least 6 months.
At March 31, 2010, other non-performing assets totaled $0.1 million which consists of other real estate owned. Other real estate owned of $0.1 million reflects two foreclosed properties.
At March 31, 2010 and 2009, there were no loans to officers or directors of the Company.
NOTE 6. OFFICE PROPERTIES AND EQUIPMENT, NET
The detail of office properties and equipment as of March 31 is as follows (in thousands):

	2010	2009
Land	$155	$415
Building and improvements	8,170	10,149
Leasehold improvements	7,721	8,221
Furniture, equipment, and other	11,200	11,014

	27,246	29,799
Less accumulated depreciation and amortization	(15,170)	(14,562)

Office properties and equipment, net	$12,076	$15,237

Depreciation and amortization charged to operations for fiscal year 2010, 2009 and 2008 amounted to $1.7 million, $2.0 million and $1.7 million, respectively.
As part of the Company’s strategy to consolidate and optimize branch locations the Bank decided during fiscal 2010 to relocate two of its branch facilities to new locations. The Company also vacated a facility that was not being used. The Company recorded a net gain of $1.2 million on the sale of one owned building and net occupancy expense and net charge-offs of $1.1 million related to the exiting and relocation of the other facilities.
NOTE 7. ACCRUED INTEREST RECEIVABLE
The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2010	2009

Loans receivable	$3,208	$3,326
Mortgage-backed securities	252	356
Investments and other interest bearing assets	79	15

Total accrued interest receivable	$3,539	$3,697

NOTE 8. DEPOSITS
Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2010			2009
		Percent	Weighted		Percent	Weighted
		of Total	Average		of Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate

Non-interest-bearing demand	$58,792	9.74%	0.00%	$56,505	9.36%	0.00%
NOW accounts	43,593	7.23%	0.18%	48,371	8.02%	0.15%
Savings	115,817	19.20%	0.22%	117,438	19.46%	0.22%
Money market savings account	67,122	11.13%	1.05%	43,190	7.16%	1.35%
Certificates of deposit	315,728	52.34%	1.46%	335,348	55.58%	2.25%
Other	2,197	0.36%	1.71%	2,564	0.42%	1.86%

Total	$603,249	100.00%	0.94%	$603,416	100.00%	1.41%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2010 (in thousands):

	Period to Maturity
					Total	Percent
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	2010	of Total
0% – 0.99%	$79,572	$20	$2	$9	$79,603	25.21%
1% – 1.99%	$161,154	$4,039	$0	$0	$165,193	52.32%
2% – 3.99%	$19,266	$19,334	$6,535	$11,426	$56,561	17.91%
4% and over	$4,057	$5,864	$4,119	$331	$14,371	4.55%

Total	$264,049	$29,257	$10,656	$11,766	$315,728	100.00%

As of March 31, 2010 the Bank had pledged $0.4 million in fair value of investment securities as collateral for certain large deposits.
The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2010 maturity during the periods indicated (in thousands):

Maturing:
April 1, 2010 to June 30, 2010	$78,391
July 1, 2010 to September 30, 2010	44,062
October 1, 2010 to March 31, 2011	83,492
April 1, 2011 and beyond	17,629

Total	$223,574

Interest expense on deposits is as follows for the years ended March 31 (in thousands):

	2010	2009	2008

NOW demand	$79	$61	$138
Savings and clubs	257	537	1,004
Money market savings	702	903	1,193
Certificates of deposit	5,857	11,379	16,522
Mortgagors deposits	38	48	42

	6,933	12,928	18,899
Penalty for early withdrawal of certificates of deposit	(17)	(22)	(33)

Total interest expense	$6,916	$12,906	$18,866

NOTE 9. BORROWED MONEY
Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances and repurchase agreements weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

Maturing	2010		2009
Year Ended	Weighted		Weighted
March 31,	Average Rate	Amount	Average Rate	Amount
2010			2.11%	$63,500
2011	2.43%	19,000	3.84%	8,000
2012	1.84%	29,068	0.00%	—
2013	4.64%	30,086	4.64%	30,114
2014-15	3.00%	35,000	—	—

	3.04%	$113,154	2.99%	$101,614

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $201.6 million at March 31, 2010. Borrowings are secured by the Bank’s investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2010, advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB-NY totaling $4.1 million and a blanket assignment of the Bank’s pledged qualifying mortgage loans of $279.0 million and mortgage-backed and investment securities with a market value of $20.4 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $51.2 million from the FHLB-NY at March 31, 2010. At March 31, 2010, the accrued interest on FHLB advances amounted to $0.2 million and the interest expense was $1.9 million for the year ended March 31, 2010. At March 31, 2009, the accrued interest on FHLB advances amounted to $0.4 million and the interest expense was $1.4 million for the year ended March 31, 2009.
Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by $34.1 million in market value of government obligations and other mortgage-related securities, and are entered into with either the “FHLB-NY or selected brokerage firms. Repurchase agreements totaled $30.0 million at March 31, 2010 and March 31, 2009. At March 31, 2010, the accrued interest on repurchase agreements amounted to $0.2 million and the interest expense was $1.4 million for the year ended March 31, 2010. At March 31, 2009, the accrued interest on repurchase agreements amounted to $0.2 million and the interest expense was $1.4 million for the year ended March 31, 2009.
Guaranteed Debt Securities. In October 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing an interest rate of 1.69%, maturing in October 2011. This debt is guaranteed under the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program (TLGP). For this guarantee, the Bank is assessed a fee by FDIC in the amount of 1.25%. At March 31, 2010, the accrued interest on the TLGP debit was $0.1 million and the interest expense for the year ended March 31, 2010 was $0.1 million.

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
On September 30, 2009, The Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The maximum contractual interest rate for the debt is 12.00% per annum, however, for the first seven years, and so long as Carver maintains its certification as a Community Development Entity (“CDE”) and remains in compliance with all of the NMTC requirements, the interest rate shall be reduced by 500 basis points to 7.00% per annum. This subordinated debt has been approved by the OTS to qualify as Tier II capital for the Bank’s regulatory capital calculations.
At March 31, 2010, the accrued interest on subordinated debt securities amounted to $0.1 million and the interest expense was $0.7 million for the year ended March 31, 2010. At March 31, 2009, the accrued interest on subordinated debt securities amounted to $24 thousand and the interest expense was $0.8 million for the year ended March 31, 2009.
The following table sets forth certain information regarding Carver Federal’s borrowings as of and for the years ended March 31 (dollars in thousands):

	2010	2009	2008
Amounts outstanding at the end of year:
FHLB advances	$69,086	$71,614	$15,250
Subordinated debt securities	$18,403	$13,403	$13,375

Rate paid at year end:
FHLB advances	2.62%	2.30%	3.77%
Subordinated debt securities	4.31%	4.92%	5.85%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$91,093	$71,614	$60,874
Subordinated debt securities	$18,403	$13,403	$13,375

Approximate average amounts outstanding for year:
FHLB advances	$79,651	$46,975	$36,724
Subordinated debt securities	$15,924	$13,395	$13,344

Approximate weighted average rate paid during year:
FHLB advances	2.39%	1.96%	5.18%
Subordinated debt securities	4.21%	5.63%	7.76%

NOTE 10. INCOME TAXES
The components of income tax benefit for the years ended March 31 are as follow (in thousands):

	2010	2009	2008

Federal income tax expense (benefit):
Current	$920	$—	$70
Deferred	(4,147)	(3,025)	(1,107)

	(3,227)	(3,025)	(1,037)

State and local income tax expense (benefit):
Current	401	176	169
Deferred	(40)	(353)	(24)

	361	(177)	145

Total income tax benefit	$(2,866)	$(3,202)	$(892)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Statutory Federal income tax expense (benefit)	$(1,322)	34.0%	$(3,477)	34.0%	$1,094	34.0%
State and local income taxes, net of Federal tax benefit	240	(6.2)%	116	(1.1)%	86	2.7%
New markets tax credit	(2,295)	59.0%	(2,000)	19.6%	(2,000)	(61.6)%
General business credit	(32)	0.9%	(31)	0.3%	(41)	(1.3)%
Goodwill amortization	—	0.0%	2,399	(23.5)%	—	0.0%
Other	543	(14.0)%	(209)	2.0%	(31)	(1.0)%

Total income tax benefit	$(2,866)	73.7%	$(3,202)	31.3%	$(892)	(27.2)%

Carver Federal’s stockholders’ equity includes approximately $2.9 million at the end of each year ended March 31, 2010, 2009 and 2008, which has been segregated for federal income tax purposes as a bad debt reserve. The use of this amount for purposes other than to absorb losses on loans may result in taxable income for federal income taxes at the then current tax rate. For the year ended March 31, 2010, the total income tax benefit of $2.9 million included a $0.5 million tax receivable deemed no longer collectible.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2010	2009
Deferred Tax Assets:
Allowance for loan losses	$4,080	$2,397
Deferred loan fees	686	168
Compensation and benefits	58	31
Non-accrual loan interest	1,344	911
Capital loss carryforward	84	591
Purchase accounting adjustment	131	119
Net operating loss carry forward	112	756
New markets tax credit	7,322	5,413
Depreciation	316	204
Minimum pension liability	110	132
Market value adjustment on HFS loans	817	—
Other	180	315

Total Deferred Tax Assets	15,240	11,037

Deferred Tax Liabilities:
Income from affiliate	738	700
Unrealized gain on available-for-sale securities	181	123

Total Deferred Tax Liabilities	919	823

Net Deferred Tax Assets	$14,321	$10,214

In June 2006, Carver Federal was selected by the U.S. Department of Treasury to receive an award of $59 million in New Markets Tax Credits. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Recognition of the Bank’s NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.0 million of its $59 million NMTC award to an investor pursuant to its investment in a NMTC project. The Bank’s NMTC allocation has been fully invested as of December 31, 2007. During the seven year period following the investment, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive additional NMTC tax benefits of approximately $7.8 million from its $40.0 million investment over approximately four years for which utilization is contingent upon sufficient taxable income being generated to utilize such credits.
At March 31, 2010, the Company had net operating carryovers for state purposes of approximately $4.8 million which are available to offset future state income and which expire over varying periods from March 2028 through March 2009.
Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. A valuation allowance against the deferred tax asset at March 31, 2010 and 2009 was not required as management believes the Company will generate sufficient taxable income to realize the deferred tax asset.
The Company has no uncertain tax positions. The Company and its subsidiaries are subject to U.S. federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2006.
The Company has adopted the FASB guidance related to accounting for uncertainty in income taxes as of April 1, 2008. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. This adoption had no affect on the Company’s financial statements.

NOTE 11. (LOSS) EARNINGS PER COMMON SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31 (in thousands):

	2010	2009	2008
Net (loss) income	$(1,021)	$(7,024)	$3,952
Preferred stock dividends	(1,065)	(76)	$—

Net (loss) income available to common stockholders	$(2,086)	$(7,100)	$3,952

Weighted average common shares outstanding — basic	2,474	2,472	2,492
Effect of dilutive options	—	—	50
Effect of dilutive MRP shares	—	—	19

Weighted average common shares outstanding — diluted	2,474	2,472	2,561

Basic EPS	$(0.84)	$(2.87)	$1.54

Diluted EPS	NA	NA	$1.54

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
Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OTS has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution’s adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution’s risk weighted assets. Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. At March 31, 2010 and 2009, the Bank exceeded all of its regulatory capital requirements.

The following is a summary of the Bank’s actual capital amounts as of March 31, 2010 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital
Stockholders’ Equity at March 31, 2010	$74,811	$74,811	$74,811	$74,811

Add:
General valuation allowances		—	—	8,063
Qualifying subordinated debt		—	—	5,000
Other		97	97	97
Deduct:
Disallowed deferred tax assets		11,964	11,964	11,964
Unrealized gains on securities available-for-sale, net		296	296	296
Goodwill and qualifying intangible assets, net		228	228	228

Regulatory Capital		62,420	62,420	75,483
Minimum Capital requirement		11,889	31,703	51,560

Regulatory Capital Excess		$50,531	$30,717	$23,923

Capital Ratios		7.86%	7.88%	11.71%

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability. The Holding Company has reported its comprehensive income (loss) for fiscal 2010, 2009 and 2008 in the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss). Carver Federal’s accumulated other comprehensive income (loss) included net unrealized losses on securities at March 31, 2010 and 2009 of $0.4 million and $0.2 million, respectively. Also included in accumulated other comprehensive income (loss) was a loss on the Bank’s pension plan liabilities of $0.2 million at March 31, 2010, net of taxes, and a gain of $0.3 million, net of taxes, at March 31, 2009.
NOTE 13. EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS
Pension Plan. Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits are based on each employee’s term of service through the date of curtailment. Carver Federal’s policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended March 31, 2001.

The following table sets forth the plan’s changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal’s consolidated financial statements at March 31 (in thousands):

	2010	2009
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,119	$2,399
Adjustment for Measurement Date Change	—	37
Interest cost	149	150
Actuarial gain	394	(193)
Benefits paid	(180)	(226)
Settlements	(102)	(48)

Benefit obligation at end of year	$2,380	$2,119

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$1,751	$2,766
Actual return on plan assets	523	(741)
Benefits paid	(180)	(226)
Settlements	(102)	(48)

Fair value of plan assets at end of year	$1,991	$1,751

Funded status	$(389)	$(368)

Accrued pension cost	$(389)	$(368)

Net periodic pension benefit includes the following components for the years ended March 31 (in thousands):

	2010	2009	2008

Interest cost	$149	$150	$163
Unrecognized loss	62	—	—
Expected return on plan assets	(133)	(214)	(221)

Net periodic pension benefit	$78	$(64)	$(58)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2010	2009	2008
Annual salary increase (1)	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	5.75%	7.38%	6.50%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.
Carver Federal plan assets are invested in a diversified investment fund and a guaranteed deposit account (“GDA”). The diversified investment fund is held in a Separate Account (the “Fund”) and is advised by Victory Capital Management and follows a diversified equity strategy. It seeks to provide long-term growth of capital by investing primarily in equity securities and securities convertible into common stocks traded on U.S. exchanges and issued by large, established companies. The Fund invests in both value and growth securities. The GDA is managed by Prudential Investment Management, Inc. and is designed to provide liquidity and safety of principal with a competitive rate of return. The GDA invests in a broadly diversified, fixed-income portfolio and is primarily invested in public bonds, commercial mortgages and private placement bonds.
The long-term investment objectives of the Carver Federal Plan are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow.

The following table presents the plan assets held by the Carver Federal Plan as of March 31, 2010 at fair value by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based upon the lowest level of input that is significant to their fair value measurement. See note 15 for further details regarding the fair value hierarchy.

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds — Equity:
Large-cap blend (1)	$1,291	$—	$1,291	$—
Other Types of Investments:
Stable Value fund (2)	700			700

	$1,991	$—	$1,291	$700

(1)	This category contains large-cap stocks or securities convertible into common stocks. The portfolio is invested in 88% U.S. Equity and 12% International Equity.

(2)	This category contains a broadly diversified portfolio with guaranteed protection of principal and accumulated interest from market volatility.
Current Asset Allocation
The weighted average asset allocations for Carver Federal’s Plan as of March 31, 2010 and 2009, were as follows:

	At March 31,
	2010	2009
Equity securities	65%	65%
Debt securities	35%	35%

Total	100%	100%

Expected Future Annuity Payments
The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by Carver Federal’s Plan during the years indicated:

(in thousands)
2011	$185
2012	181
2013	177
2014	178
2015	177
2016-2020	865

Total	$1,763

Directors’ Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors. The plan was curtailed during the fiscal year ended March 31, 2001. The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2010, $13 thousand remained payable under this plan.
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
To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. To be eligible for the non-elective Carver contribution, the employee must also be employed as of the last day of the plan year. There was no savings incentive expense recorded for fiscal year 2010 as the Bank did not hit the minimum net income goal. Total savings incentive plan expenses for fiscal year 2009 and 2008 were $0.1 million and $0.1 million, respectively.
BOLI. The Bank owns one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature. Only officer level employees are covered under this program.
An initial investment of $8.0 million was made to the BOLI program on September 21, 2004. At March 31, 2010 the Consolidated Statement of Conditions reflects a net cash surrender value of $9.8 million. The related income is reflected in the Consolidated Statement of Operations as a component of other non-interest income.
Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP. On March 28, 2005 the plan was amended for all future awards. The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP. Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date. Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time. Awards will become 100% vested upon termination of service due to death or disability. When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto. There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $133,000, $41,000 and $155,000 as expense for fiscal year 2010, 2009 and 2008, respectively.
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

Upon distribution of the initial ESOP shares, additional ESOP shares were purchased in the open market in accordance with Carver’s common stock repurchase program and were held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation. In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. For fiscal 2010 and fiscal 2009, there was no ESOP compensation expense and there were no remaining unallocated shares at March 31, 2010. ESOP compensation expense was $0.1 million for the years ended March 31, 2008.
Stock Option Plans. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates. The number of shares reserved for issuance under the plan was 338,862. The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms. At March 31, 2010, there were 163,869 options outstanding and 154,644 were exercisable. Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years. Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant. On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan.
In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee. The 2006 Incentive Plan authorizes Carver to grant awards with respect to 300,000 shares, but no more than 150,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years. Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule. At March 31, 2010, there were 26,862 options outstanding under the 2006 Incentive Plan and 13,493 were exercisable. All options are exercisable immediately upon a participant’s disability, death or a change in control, as defined in the Plan, if the person is employed on that date.
Information regarding stock options as of and for the years ended March 31 is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	220,931	$12.86	237,182	$13.24	240,087	$13.24
Granted	—	—	—	—	15,978	16.93
Exercised	—	—	—	—	(3,475)	11.58
Forfeited	(30,200)	8.21	(16,251)	17.02	(15,408)	17.72

Outstanding, end of year	190,731	13.60	220,931	$12.86	237,182	$13.22

Exercisable, at year end	168,137		191,427		198,088

Information regarding stock options as of and for the year ended March 31, 2010 is as follows:

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range of			Remaining	Exercise		Exercise
Exercise Prices		Shares	Life	Price	Shares	Price
$8.00	$8.99	30,000	.16 years	$8.17	30,000	$8.21
9.00	9.99	32,000	1.39 years	9.93	32,000	9.93
10.00	10.99	2,000	.23 years	10.38	2,000	10.38
12.00	12.99	37,400	2.28 years	12.10	37,400	12.10
16.00	16.99	50,803	5.27 years	16.59	37,434	16.54
17.00	17.99	18,000	5.18 years	17.20	8,775	17.28
19.00	19.99	19,418	4.26 years	19.64	19,418	19.64
20.00	20.99	729	4.53 years	20.00	729	20.00
21.00	21.99	381	3.83 years	21.76	381	21.76

Total		190,731			168,137

There were no stock options awarded during the year ended March 31, 2010.
The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2010	2009	2008
Risk-free interest rate	N/A	N/A	4.3%
Volatility	N/A	N/A	31.2%
Annual dividends	N/A	N/A	$0.29
Expected life of option grants	N/A	N/A	7 yrs
The Company recorded compensation expense of $48 thousand in fiscal 2010 and $28 thousand in fiscal 2009.
Performance Compensation Plan. In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. This plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants. Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time. Payments are made as soon as practicable after the end of the fiscal year in which amounts vest. In fiscal year 2008, the Company granted its first awards under the new Plan. The total fair value of options granted was $0.4 million. The amount of compensation expense recognized in fiscal year 2010 and 2009 were $142 thousand and $242 thousand, respectively.
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

The Bank had outstanding commitments at March 31 as follows (in thousands):

	2010	2009

Commitments to fund mortgage loans	$18,886	$38,056
Commitments to fund commercial and consumer loans	3,330	4,616
Lines of credit	6,442	16,028
Letters of credit	4,154	4,164

	$32,812	$62,864

At March 31, 2010, of the $18.9 million in outstanding commitments to originate mortgage loans, $16.3 million represented construction loans at variable interest rates, $2.0 million represented commitments to originate one-to-four family residential loans at a weighted average rate of 5.17% and $0.6 million represented a commercial real estate loan at a weighted average rate of 6.25%.
The balance of commitments on commercial and consumer loans at March 31, 2010 is primarily undisbursed funds from approved unsecured commercial lines of credit. All such lines carry adjustable rates mainly tied to prime.
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
Lease Commitments. Rentals under long term operating leases for certain branches aggregated approximately $1.7 million, $1.6 million and $1.4 million for fiscal year 2010, 2009 and 2008, respectively. As of March 31, 2010, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2018 follow (in thousands):

Year Ending	Minimum	Sublet
March 31,	Rental	Income	Net
2011	$2,075	$125	$1,950
2012	1,818	125	$1,693
2013	1,759	125	$1,635
2014	1,688	125	$1,564
2015	1,277	19	$1,259
Thereafter	3,909	—	$3,909

	$12,527	$517	$12,010

The Bank also has, in the normal course of business, commitments for services and supplies.
Legal Proceedings. From time to time, Carver Federal is a party to various legal proceedings incidental to its business. Certain claims, suits, complaints and investigations involving Carver Federal, arising in the ordinary course of business, have been filed or are pending. The Company is of the opinion, after discussion with legal counsel representing Carver Federal in these proceedings, that the aggregate liability or loss, if any, arising from the ultimate disposition of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2010, there were no material legal proceedings to which the Company or its subsidiaries was a party or to which any of their property was subject.

NOTE 15. FAIR VALUE MEASUREMENTS
On April 1, 2008, the Company adopted ASC Topic 820 (formerly SFAS No. 157, “Fair Value Measurements”) which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
• Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement
A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents, by ASC 820 valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2010 and 2009, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Mortgage servicing rights	$—	$—	$721	$721
Securities available for sale	$—	$42,909	$141	$43,050

	Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Mortgage servicing rights	$—	$—	$452	$452
Securities available for sale	$—	$59,928	$45	$59,973
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at March 31, 2010 and 2009.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the year ended March 31, 2010:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2009	$452	$45
Additions	59	11
Total unrealized gain	210	85

Ending balance, March 31, 2010	$721	$141

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2010 and 2009, and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	(Level 3)	Value
Certain impaired loans	$—	$23,487	$—	$23,487

Fair Value Measurements at March 31, 2009, Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Total Fair
(in thousands)	Assets (Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held for sale	$—	$21,105	$—	$21,105
Certain impaired loans	$—	$—	$—	$—
The valuation methodology for loans held for sale for the year ended March 31, 2010 utilized a discounted cash flow approach. The significant assumptions included the borrowers FICO score, recovery value of the underlying collateral upon liquidation, the liquidation term, default criteria and discount rate. The valuation methodology utilized for the year ended March 31, 2009 was based upon prices of relevant pools of mortgage-backed securities composed of mortgages with similar characteristics, such as contractual coupon rate, loan-to-value ratio, FICO score and maturity, as compared to the loans within the loans held for sale portfolio.
The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS
According to current GAAP disclosures regarding the fair value of financial instruments are required to include, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. Accounting guidance defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is discussed below. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The estimation methodologies used and the estimated fair values and carrying values of the Bank’s financial instruments are set forth below:
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
Loans receivable
The fair value of loans receivable is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans. The method used to estimate the fair value of loans is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of objectivity is inherent in these values than in those determined in active markets. The loan valuations thus determined do not necessarily represent an “exit” price that would be achieved in an active market.
Loans held-for-sale
The valuation methodology for loans held for sale for the year ended March 31, 2010 utilized a discounted cash flow approach. The significant assumptions included the borrowers FICO score, recovery value of the underlying collateral upon liquidation, the liquidation term, default criteria and discount rate. The valuation methodology utilized for the year ended March 31, 2009 was based upon prices of relevant pools of mortgage-backed securities composed of mortgages with similar characteristics, such as contractual coupon rate, loan-to-value ratio, FICO score and maturity, as compared to the loans within the loans held for sale portfolio.
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
Commitments
The fair market value of unearned fees associated with financial instruments with off-balance sheet risk at March 31, 2010 approximates the fees received. The fair value is not considered material.
The carrying amounts and estimated fair values of the Bank’s financial instruments at March 31 are as follows (in thousands):

	March 31, 2010		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$38,346	$38,346	$13,341	$13,341
Investment securities available-for-sale	—	—	260	260
Mortgage backed securities available-for-sale	43,050	43,050	59,713	59,713
FHLB Stock	4,107	4,107	4,174	4,174
Mortgage backed securities held-to-maturity	12,343	12,603	14,808	14,528
Loans receivable	658,011	664,522	634,010	649,219
Loans held-for-sale	—	—	21,105	22,467
Accrued interest receivable	3,539	3,539	3,697	3,697
Mortgage servicing rights	721	721	452	452
Financial Liabilities:
Deposits	$603,249	$579,023	$603,416	$610,455
Advances from FHLB of New York	113,154	113,671	71,614	71,592
Other borrowed money	18,403	19,173	43,403	46,179
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

NOTE 17. VARIABLE INTEREST ENTITIES
The Holding Company’s subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc. Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.
The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million, of which $19.0 million was a qualified equity investment, and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under the then existing accounting guidance based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At March 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities were consolidated in the Bank’s Statement of Financial Condition as of March 31, 2010 and 2009 resulting in the consolidation of assets of approximately $40.0 million and $36.9 million, respectively.
In May 2009, the Bank received an additional NMTC award in the amount of $65 million.
In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million of the second NMTC award and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million. At March 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
In March 2010, the Bank transferred rights to investors in NMTC projects totaling $20.5 million and recognized a gain on the transfer of rights of $0.5 million and expects to receive additional income of $0.5 million in the future contingent upon certain events occurring. The Bank was required to maintain a 0.01% interest in each of the newly created entities with the investor owning the remaining 99.99%. The entities were called CDE-15, CDE-16 and CDE-17. These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be consolidating entities for financial statement reporting purposes.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2010 and 2009 (in thousands, except per share data):

		Restated
	June 30	September 30	December 31	March 31
Fiscal 2010
Interest income	$9,913	$10,507	$10,180		$9,863
Interest expense	(3,023)	(2,728)	(2,700)		(2,557)

Net interest income	6,890	7,779	7,480		7,306
Provision for loan losses	(688)	(1,315)	(1,286)		(4,555)
Non-interest income	1,153	(673)	2,954		1,640
Non-interest expense	(7,057)	(6,938)	(8,934)		(7,642)
Income tax benefit	396	838	574		1,057
Minority interest, net of taxes	—	—	—		—

Net income (loss)	$694	$(309)	$788		$(2,194)

Earnings (loss) per common share
Basic	$0.18	$(0.22)	$0.22		$(0.97)
Diluted	$0.18	$ NA	$0.22	$	NA

Fiscal 2009
Interest income	$11,119	$10,543	$10,421		$9,917
Interest expense	(4,861)	(4,342)	(4,007)		(3,296)

Net interest income	6,258	6,201	6,414		6,621
Provision for loan losses	(169)	(170)	(431)		(1,933)
Non-interest income	1,748	1,571	1,195		661
Non-interest expense	(7,366)	(7,305)	(7,733)		(8,373)
Goodwill Impairment	—	—	(7,055)		—
Income tax benefit (expense)	322	422	550		1,908
Minority interest, net of taxes	(138)	(98)	(124)		—

Net income	$655	$621	$(7,184)		$(1,116)

Earnings per common share
Basic	$0.28	$0.25	$(2.63)		$(0.48)
Diluted	$0.27	$0.25	NA		NA

Restatement to correct error in operating results previously reported for the second quarter of fiscal 2010
The Company has restated its previously reported operating results for the second fiscal quarter ended September 30, 2009 to adjust the estimated fair value of certain residential mortgage loans that were classified as Held for Sale and reported at the lower of cost or fair value as of September 30, 2009. This restatement of second fiscal quarter results is reflected in the operating results reported for the full year ended March 31, 2010.
The Company has determined that in preparing the original valuation as of September 30, 2009 for the purpose of recording the loans at the lower of cost or fair value, it did not appropriately apply the provisions of ASC 820, Fair Value Measurements. Specifically, the valuation did not appropriately incorporate the impact on the fair value estimate of assumptions related to credit quality and liquidity risk that a market participant would be expected to use for loans with similar characteristics. The revised valuation resulted in a reduction of $1,826,000 in the estimated fair value as of September 30, 2009. The loans were transferred from Held for Sale to Held for Investment, effective October 1, 2009, and were recorded in Held for Investment at a cost basis equal to their fair value (as revised) as of September 30, 2009.
The table below summarizes the impact of restating the Company’s operating results for the second fiscal quarter ended September 30, 2009 (in thousands, except per share data).

	As Reported		Restated
	September 30	Adjustments	September 30
Fiscal 2010:
Interest Income	$10,507	$—	$10,507
Interest expense	2,728		2,728

Net interest income	7,779	—	7,779

Provision for loan losses	1,315		1,315

Net interest income after provision for loan losses	6,464	—	6,464

Non-interest income	1,153	(1,826)	(673)
Non-interest expense	6,938		6,938

Income before income taxes and minority interest	679	(1,826)	(1,147)

Income tax benefit	140	698	838
Minority interest, net of taxes	—	—	—

Net income (loss)	$819	$(1,128)	$(309)

Earnings per common share:
Basic	$0.23		$(0.22)

Diluted	$0.23		NA

As a result of recording the adjustment in the second fiscal quarter, net income for the six month period ended September 30, 2009 was reduced from $1,544,000 to $412,000, and basic and diluted EPS were reduced from $0.42 to $(0.03). For the nine month period ended December 31, 2009, net income was reduced from $2,301,000 to $1,169,000, and basic and diluted EPS were reduced from $0.64 to $0.18.

NOTE 19. CARVER BANCORP, INC. — PARENT COMPANY ONLY
CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2010	2009

Assets
Cash on deposit with subsidiaries	$59	$1,090
Investment in subsidiaries	75,173	77,930
Other assets	101	644

Total Assets	$75,334	$79,664

Liabilities and Stockholders’ Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	19	1,877
Other liabilities	1	107

Total liabilities	$13,422	$15,387

Stockholders’ equity	61,571	64,281

Total Liabilities and Stockholders’ Equity	$74,993	$79,668

CONDENSED STATEMENTS OF INCOME (in thousands):

	Years Ended March 31,
	2010	2009	2008
Income
Equity in net income (loss) from subsidiaries	$302	$(8,527)	$5,089
Other income	15	23	34

Total income (loss)	317	(8,504)	5,123

Expenses
Interest Expense on Borrowings	493	784	1,185
Salaries and employee benefits	203	152	157
Shareholder expense	377	764	664
Other	228	22	35

Total expense	1,301	1,722	2,041

Income (loss) before income taxes	(984)	(10,226)	3,082
Income tax benefit	41	(3,202)	(881)

Net Income (loss)	$(1,025)	$(7,024)	$3,963

CONDENSED STATEMENTS OF CASH FLOW (in thousands):

	Years Ended March 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(1,025)	$(7,024)	$3,963
Adjustments to reconcile net income to net cash from operating activities:
Loss (equity) in net income of Subsidiaries	(567)	8,608	(5,224)
Income taxes from the Bank	41	(3,202)	(892)
Decrease (increase) in account receivable from subsidiaries	621	(621)	—
Decrease (increase) in other assets	(34)	16	(16)
(Decrease) increase in accounts payable to subsidiaries	(1,817)	(68)	1,654
Increase (decrease) in other liabilities	192	(6)	(62)
Other, net	243	—	168

Net cash used in operating activities	(2,346)	(2,297)	(409)

Cash Flows From Investing Activities
Dividends Received from Bank	3,325	3,200	1,700
Capital contribution from CPP	—	18,980	—

Net cash provided by investing activities	3,325	22,180	1,700

Cash Flows From Financing Activities
Increase in borrowings	—	27	—
Redemption of treasury stock, net	(68)	(159)	(331)
Dividends paid	(1,942)	(1,065)	(975)
Push Down of CPP funds	—	(17,980)	—

Net cash used in financing activities	(2,010)	(19,177)	(1,306)

Net (decrease) increase in cash	(1,031)	706	(15)

Cash and cash equivalents — beginning	1,090	384	399

Cash and cash equivalents — ending	$59	$1,090	$384

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2010, the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
As of March 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of March 31, 2010 is effective using these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Control over Financial Reporting
As discussed in footnote 18 to the financial statements, the Company has restated its previously reported operating results for the fiscal quarter ended September 30, 2009 to adjust the estimated fair value of certain residential mortgage loans that were classified as Held for Sale and reported at the lower of cost or fair value as of September 30, 2009. The Company has determined that in preparing the original valuation for such loans as of September 30, 2009, for the purpose of recording the loans at the lower of cost or fair value, it did not appropriately apply the provisions of ASC Topic 820, Fair Value Measurements. Specifically, the valuation did not appropriately incorporate the impact on the fair value estimate of assumptions related to credit quality and liquidity risk that a market participant would be expected to use for loans with similar characteristics. The revised valuation resulted in a reduction of $1,826,000 in the estimated fair value of the subject loans as of September 30, 2009. The loans were transferred from Held for Sale to Held for Investment, effective October 1, 2009, and were recorded in Held for Investment at a cost basis equal to their fair value (as revised) as of September 30, 2009.
As a result of the restatement management has concluded that a material weakness existed related to management’s accounting and valuation of loans held for sale. Management has revised its valuation methodology for valuing loans held for sale to incorporate market participant assumptions as required by ASC Topic 820. This revision to management’s fair value methodology has been identified by management as a change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. No other changes in the Company’s internal control over financial reporting during the fiscal quarter which this report relates, has been identified, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Holding Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company’s Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Information relating to executive and director compensation and the compensation committee of the Company’s Board of Directors will be in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required in response to this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required in response to this Item is incorporated by reference from the section entitled “Transactions with Certain Related Persons” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required in response to this Item is incorporated by reference from the section entitled “Auditor Fee Information” in the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
I.	List of Documents Filed as Part of this Annual Report on Form 10-K
A.	The following consolidated financial statements are included in Item 8 of this annual report:
1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statement of Financial Condition as of March 31, 2010 and 2009

3.	Consolidated Statements of Operations for the years ended as of March 31, 2010, 2009 and 2008

4.	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2009 and 2008

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008

6.	Notes to Consolidated Financial Statements.
B.
Financial Statement Schedules. All financial statement schedules have been omitted, as the required information is either inapplicable or included under Item 8, “Financial Statement and Supplementary Data”.

II.	Exhibits required by Item 601 of Regulation S-K:
A.	See Index of Exhibits on page 110

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
July 15, 2010	By:	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 15, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright Deborah C. Wright	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Chris McFadden Chris McFadden	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Carol Baldwin Moody Carol Baldwin Moody	Director

/s/ Dr. Samuel J. Daniel Samuel J. Daniel	Director

/s/ Robert Holland, Jr. Robert Holland, Jr.	Lead Director

/s/ Pazel Jackson Pazel G. Jackson, Jr.	Director

/s/ Robert R. Tarter Robert R. Tarter	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)

3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (10)

4.1	Stock Certificate of Carver Bancorp, Inc. (1)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)

10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1) (*)

10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9) (*)

10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9) (*)

10.4
Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4 (9) (*)

10.5	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1) (*)

10.6	Carver Federal Savings Bank Retirement Plan for Non-employee Directors, effective as of October 24, 1994 (1) (*)

10.7	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1) (*)

10.8	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1) (*)

Exhibit
Number	Description

10.14	Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan (3) (*)

10.15	Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (4) (*)

10.16	Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (4) (*)

10.17	Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (4) (*)

10.18	Carver Bancorp, Inc. Compensation Plan for Non-Employee Directors (9) (*)

10.19	Amendment Number One to Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9)

10.20	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (9) (*)

10.21	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (9) (*)

10.22	Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (8)

10.23
Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (8)

10.24	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)

10.25	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (11) (*)

10.26	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)

10.27	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (11)

Exhibit
Number	Description

10.28	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12) (*)

10.29	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (12) (*)

10.30	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (14) (*)

10.31	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 ( *)

10.32	Amendment to the Carver Bancorp, In. Stock Incentive Plan (16) (*)

10.33	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (16) (*)

10.34	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Bancorp, Inc. and Deborah C. Wright (16) (*)

10.35	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Federal Savings Bank and Deborah C. Wright (16) (*)

14	Code of ethics (13)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(*)	Management Contract or Compensatory Plan.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009.

(3)	Incorporated herein by reference to the Registrant’s Proxy Statement dated January 25, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated herein by reference to the Exhibits to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(11)	[Intentionally omitted]

(12)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(13)	Incorporated herein by reference to the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(14)	Incorporated herein by reference to the Exhibits to the Registrant’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(15)	Incorporated herein by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

(16)
Incorporated herein by reference to the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.