Form 10-Q
period 2010-06-30
CARVER BANCORP INC
filed 2010-08-16
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,482,740

Class	Outstanding at August 16, 2010

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$50,287	$37,513
Money market investments	832	833

Total cash and cash equivalents	51,119	38,346

Investment securities:
Available-for-sale, at fair value	44,533	43,050
Held-to-maturity, at amortized cost (fair value of $20,761 and $12,603 at June 30, 2010 and March 31, 2010, respectively)	20,171	12,343

Total securities	64,704	55,393

Loans receivable:
Real estate mortgage loans	584,400	600,913
Commercial business loans	61,439	67,695
Consumer loans	1,355	1,403

Loans, net	647,194	670,011
Allowance for loan losses	(15,552)	(12,000)

Total loans receivable, net	631,642	658,011
Premises and equipment, net	12,184	12,076
Federal Home Loan Bank of New York stock, at cost	3,714	4,107
Bank owned life insurance	9,883	9,803
Accrued interest receivable	3,708	3,539
Core deposit intangibles, net	190	228
Deferred Tax Asset	16,722	14,321
Other assets	10,053	9,650

Total assets	$803,919	$805,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$111,051	$115,817
Non-Interest Bearing Checking	66,903	58,792
NOW	40,852	43,593
Money Market	74,612	67,122
Certificates of Deposit	321,714	317,925

Total Deposits	615,132	603,249
Advances from the FHLB-New York and other borrowed money	120,550	131,557
Other liabilities	8,815	8,982

Total liabilities	744,497	743,788

Stockholders’ equity:
Preferred stock (CPP) (par value $0.01 per share, 2,000,000 shares authorized; 18,980 shares, with a liquidation preference of $1,000.00 per share, issued and outstanding as of June 30, 2010 and March 31, 2010)	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,482,740 and 2,474,719 shares outstanding at June 30, 2010 and March 31, 2010, respectively)	25	25
Additional paid-in capital	24,379	24,374
Retained earnings	16,076	18,806
Treasury stock, at cost (41,951 and 49,972 shares at June 30, 2010 and March 31, 2010, respectively)	(589)	(697)
Accumulated other comprehensive income	551	198

Total stockholders’ equity	59,422	61,686

Total liabilities and stockholders’ equity	$803,919	$805,474

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Interest Income:
Loans	$8,948	$9,099
Mortgage-backed securities	586	743
Investment securities	64	61
Money market investments	21	10

Total interest income	9,619	9,913

Interest expense:
Deposits	1,517	2,038
Advances and other borrowed money	1,041	985

Total interest expense	2,558	3,023

Net interest income	7,061	6,890

Provision for loan losses	6,248	688

Net interest income after provision for loan losses	813	6,202

Non-interest income:
Depository fees and charges	757	717
Loan fees and service charges	221	228
Gain on sale of securities, net	24	—
Gain on sale of loans, net	3	—
New Market Tax Credit fees	812	38
Other	46	171

Total non-interest income	1,863	1,153

Non-interest expense:
Employee compensation and benefits	3,206	3,119
Net occupancy expense	977	987
Equipment, net	538	584
Consulting fees	219	207
Federal deposit insurance premiums	356	793
Other	2,168	1,367

Total non-interest expense	7,464	7,057

(Loss) income before income taxes	(4,788)	298
Income tax benefit	(2,297)	(396)

Net (loss) income	$(2,491)	$694

Earnings per common share:
Basic	$(1.09)	$0.18

Diluted	N/A	$0.18

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2010
(In thousands)
(Unaudited)

						Accumulated
						Other	Total
	Preferred Stock	Common	Additional Paid-	Treasury	Retained	Comprehensive	Stockholders’
	(CPP)	Stock	In Capital	Stock	Earnings	Income (Loss)	Equity
Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	$18,806	$198	$61,686
Net loss	—	—	—	—	(2,491)	—	(2,491)
Minimum pension liability adjustment						(85)	(85)
Change in net unrealized Gain on available-for-sale securities, net of taxes	—	—	—	—	—	438	438

Comprehensive income (loss), net of taxes:	—	—	—	—	(2,491)	353	(2,138)
Common Dividends paid	—	—	—	—	—	—	—
CPP Preferred Dividends paid	—	—	—	—	(237)	—	(237)
Accrued CPP Preferred Dividends	—	—	—	—	(2)	—	(2)
Treasury stock activity	—	—	5	92	—	—	97
Stock based compensation	—	—		16	—	—	16

Balance—June 30, 2010	$18,980	$25	$24,379	$(589)	$16,076	$551	$59,422

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net Loss	$(2,491)	$694
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	6,248	688
Provision for REO losses	37	—
Stock based compensation expense	16	12
Depreciation and amortization expense	410	483
Amortization of other intangibles	38	53
Loss from sale of real estate owned	(8)	34
Gain on sale of securities	24	—
Gain on sale of loans	3	(43)
Originations of loans held-for-sale	—	(386)
Proceeds from sale of loans held-for-sale	—	386
(Increase) Decrease in accrued interest receivable	(169)	106
(Increase) Decrease in loan premiums and discounts and deferred charges	(129)	33
Increase in premiums and discounts — securities	173	158
(Increase) in other assets	(3,301)	(1,582)
Increase (decrease) in other liabilities	(105)	348

Net cash provided by operating activities	746	984

INVESTING ACTIVITIES
Purchases of securities:
Available-for-sale	(11,000)	—
Held-to-maturity	(7,970)	—
Proceeds from principal payments, maturities, calls and sales of securities:
Available-for-sale	9,890	4,779
Held-to-maturity	296	326
Originations of loans held-for-investment	(4,559)	(36,462)
Loans purchased from third parties	—	(3,163)
Principal collections on loans	23,662	21,562
Proceeds from sales of loan originations held-for-investment	1,171	—
(Purchase) redemption of FHLB-NY stock	393	(771)
Additions to premises and equipment	(517)	(134)
Proceeds from sale of real estate owned	21	268

Net cash provided by investing activities	11,387	(13,595)

FINANCING ACTIVITIES
Net increase in deposits	11,883	1,728
Net borrowing of FHLB advances and other borrowings	(11,007)	16,078
Dividends paid	(237)	(484)

Net cash provided by financing activities	639	17,322

Net increase in cash and cash equivalents	12,772	4,711
Cash and cash equivalents at beginning of period	38,347	13,341

Cash and cash equivalents at end of period	$51,119	$18,052

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$438	$(359)
Cash paid for-
Interest	$2,500	$5,617
Income taxes	$995	$—
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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2010 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, and the fair value of financial instruments. Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.
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
In June 2009, the FASB released the Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative non-governmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All previously existing non-SEC accounting standards documents are superseded. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The Company’s policies were not affected by the conversion to ASC. However, references to specific accounting guidance in the Company’s financial statements have been changed to the appropriate section of the ASC.
Reclassifications
Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for three months ended June 30 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Earnings per common share — basic
Net (loss) income	$(2,491)	$694
Less: CPP Preferred Dividends	237	237
Dividends paid and undistributed earnings allocated to participating securities	(22)	3

Net Income Available to Common Shareholders	$(2,706)	$454

Weighted average common shares outstanding	2,482,740	2,470,072

Earnings per common share	$(1.09)	$0.18

Earnings per common share — diluted
Net (loss) income	$(2,491)	$694
Less: CPP Preferred Dividends	237	237
Dividends paid and undistributed earnings allocated to participating securities	(22)	3

Net Income Available to Common Shareholders	$(2,706)	$454

Weighted average common shares outstanding — basic	2,482,740	2,470,072
Effect of dilutive securities — stock options and unvested restricted stock (1)	10,290	26,340

Weighted average shares outstanding — diluted	2,493,030	2,496,412

Earnings per common share	NA	$0.18

(1)	As of June 30, 2010, there were no potentially dilutive shares except for 10,290 unvested restricted shares which are also participating securities.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION
The Company follows FASB issued accounting guidance on stock-based compensation, which requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense for the quarters ended June 30, 2010 and 2009 totaled $16,000 and $12,000 respectively.
NOTE 5. BENEFIT PLANS
Employee Pension Plan
Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits are based on each employee’s term of service through the date of curtailment. Carver Federal’s policy, prior to the plan’s curtailment, was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was curtailed during the fiscal year ended March 31, 2001.
NOTE 6. COMMON STOCK DIVIDEND
On August 12, 2010, the Board of Directors of the Holding Company declared, for the quarter ended June 30, 2010, a cash dividend of two and a half cents ($0.025) per common share outstanding. The dividend is payable on September 10, 2010 to stockholders of record at the close of business on August 27, 2010.
NOTE 7. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At June 30, 2010, the Bank had no securities classified as trading. At June 30, 2010, $44.5 million, or 68.8% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $20.2 million or 31.2% were classified as held-to-maturity.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$22,594	$461	$—	$23,055
Federal Home Loan Mortgage Corporation	3,938	279	—	4,217
Federal National Mortgage Association	4,104	269	(1)	4,372
Other	334	—	(31)	303

Total mortgage-backed securities	30,970	1,009	(32)	31,947
U.S. Government Agency Securities	12,491	95	—	12,586

Total available-for-sale	43,461	1,104	(32)	44,533

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	8,470	253	—	8,723
Federal Home Loan Mortgage Corporation	8,662	182	—	8,844
Federal National Mortgage Association	2,905	158	—	3,063

Total mortgage-backed securities	20,037	593	—	20,630
Other	134	—	(2)	132

Total held-to-maturity	20,171	593	(2)	20,762

Total securities	$63,632	$1,697	$(34)	$65,295

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,993	$27	$(114)	$23,906
Federal Home Loan Mortgage Corporation	4,293	232	—	4,525
Federal National Mortgage Association	12,469	283	(2)	12,750
Other	352	85	(52)	385

Total mortgage-backed securities	41,107	627	(168)	41,566
U.S. Government Agency Securities	1,496	—	(12)	1,484

Total available-for-sale	42,603	627	(180)	43,050

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	430	41	—	471
Federal Home Loan Mortgage Corporation	8,797	74	—	8,871
Federal National Mortgage Association	2,976	147	—	3,123

Total mortgage-backed securities	12,203	262	—	12,465
Other	139	—	(2)	137

Total held-to-maturity	12,342	262	(2)	12,602

Total securities	$54,945	$889	$(182)	$55,652

The following table sets forth the unrealized losses and fair value of securities at June 30, 2010 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(32)	$376	$(32)	$376
Agencies	—	—	—	—	—	—

Total available-for-sale	$—	$—	$(32)	$376	$(32)	$376

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other	—	—	(2)	133	(2)	133

Total held-to-maturity	$—	$—	$(2)	$133	$(2)	$133

Total securities	$—	$—	$(34)	$509	$(34)	$509

The following table sets forth the unrealized losses and fair value of securities at March 31, 2010 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(42)	$13,172	$(126)	$7,682	$(168)	$20,855
Agencies	(12)	1,484	0	0	(12)	1,484

Total available-for-sale	$(54)	$14,656	$(126)	$7,682	$(180)	$22,339

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other	—	—	(2)	137	(2)	137

Total held-to-maturity	$—	$—	$(2)	$137	$(2)	$137

Total securities	$(54)	$14,656	$(128)	$7,819	$(182)	$22,476

A total of four securities had an unrealized loss at June 30, 2010 compared to seven at March 31, 2010, based on estimated fair value. The composition of securities in the unrealized loss position were a Federal National Mortgage Association mortgage backed security, a Residential Asset Securitization Trust and two Small Business Association loan pools, which represented 22%, 53% and 25% of securities which had an unrealized loss at June 30, 2010, respectively. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience. The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings. When there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. At June 30, 2010, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

NOTE 8. LOANS RECEIVABLE, NET
The following is a summary of loans receivable, net of allowance for loan losses at June 30, 2010 and March 31, 2010 (dollars in thousands).

	June 30, 2010		March 31, 2010
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$89,033	13.75%	$90,150	13.40%
Multifamily	142,847	22.06%	141,702	21.06%
Non-residential	249,346	38.51%	259,619	38.59%
Construction	103,190	15.94%	111,348	16.55%
Business	61,636	9.52%	68,523	10.19%
Consumer and other (1)	1,354	0.22%	1,403	0.21%

Total loans receivable	647,408	100.00%	672,745	100.00%

Add:
Premium on loans	120		130
Less:
Deferred fees and loan discounts	(334)		(2,864)
Allowance for loan losses	(15,552)		(12,000)

Total loans receivable, net	$631,642		$658,011

(1)	Includes personal, credit card, and home improvement
Substantially all of the Bank’s real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the market conditions in this area.

The following is an analysis of the allowance for loan losses for the periods indicated (in thousands).

	For the Three Months Ended
	June 30,
	2010	2009
Beginning Balance	$12,000	$7,049

Less charge-offs:
One-to-four family	(539)	—
Construction	(1,154)	—
Non-residential	(134)	—
Business	(871)	(356)
Consumer and other	—	(32)

Total Charge- Offs:	(2,698)	(388)

Add Recoveries:
One-to-four family	—	1
Non-residential	—	14
Business	4	—
Consumer and other	5	5

Total Recoveries:	9	20

Provision for Loan Losses	6,241	688

Ending Balance	$15,552	$7,369

Ratios:
Net charge-offs to average loans outstanding	2.18%	0.05%
Allowance to total loans	2.40%	1.08%
Allowance to non-performing loans	18.02%	29.37%
Non-performing loans at June 30, 2010, were comprised of $46.8 million of loans 90 days or more past due and non-accruing, $21.5 million of loans that have been deemed to be impaired and $18.0 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. Non-performing assets at March 31, 2010, were comprised of $31.2 million of loans 90 days or more past due and non-accruing, $4.8 million of loans that have been deemed to be impaired, $11.5 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

NOTE 9. FAIR VALUE MEASUREMENTS
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
The following table presents, by ASC 820 valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2010 and March 31, 2010, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2010, Using
	Quoted Prices
	in Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$622	$622
Investment securities:
Available for sale:
U.S. government Agency Securities	$5,000	$7,587	$—	$12,587
Residential Mortgage-Back Securities	—	31,643	—	31,643
Other	—	258	45	303

Total available for sale	$5,000	$39,488	$45	$44,533

Total assets	$5,000	$39,488	$667	$45,155

	Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$721	$721
Investment securites:
Available for sale:
U.S. government Agency Securities	$—	$1,484	$—	$1,484
Residential Mortgage-Back Securities	—	41,181	—	41,181
Other	—	244	141	385

Total available for sale	$—	$42,909	$141	$43,050

Total assets	$—	$42,909	$862	$43,771

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at June 30, 2010 and March 31, 2010.
The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observable inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.
A description of the methods and significant assumptions utilized in estimating the fair value of available-for-sale securities and mortgage servicing rights (“MSR”) follows:
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
In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing certain securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Quoted price information for MSR is not available. Therefore, MSR are valued using market-standard models to model the specific cash flow structure. Key inputs to the model consist of principal balance of loans being serviced, servicing fees and prepayment rate.
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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2010:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2010	$721	$141
Activities:	—	—
Transfer in	—	—
Sale	—	(96)
Unrealized gain (loss)	(99)	—

Ending balance, June 30, 2010	$622	$45

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2010 and March 31, 2010 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

Fair Value Measurements at June 30, 2010, Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Certain impaired loans	$—	$37,829	$—	$37,829

Fair Value Measurements at March 31, 2010, Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Certain impaired loans	$—	$23,487	$—	$23,487
The fair value of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
According to current GAAP disclosures regarding the fair value of financial instruments are required to include, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. Accounting guidance defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is discussed below. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The estimated fair values and carrying values of the Bank’s financial instruments and estimation methodologies are set forth below:
The carrying amounts and estimated fair values of the Bank’s financial instruments at June 30, 2010 and March 31, 2010 are as follows (in thousands):

	June 30, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$51,119	$51,119	$38,346	$38,346
Mortgage backed securities available-for-sale	44,533	44,533	43,050	43,050
FHLB Stock	3,714	3,714	4,107	4,107
Mortgage backed securities held-to-maturity	20,171	20,761	12,343	12,603
Loans receivable	631,642	638,884	658,011	664,522
Accrued interest receivable	3,708	3,708	3,539	3,539
Mortgage servicing rights	622	622	721	721
Financial Liabilities:
Deposits	$615,132	$595,550	$603,249	$579,023
Advances from FHLB of New York	58,079	58,170	69,086	70,263
Repo’s	44,068	43,567	44,068	43,408
Other borrowed money	18,403	19,128	18,403	19,173
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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of June 30, 2010 and March 31, 2010. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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
NOTE 11. VARIABLE INTEREST ENTITIES
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

The Bank’s subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million, of which $19.0 million was a qualified equity investment, and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the non controlling interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under the then existing accounting guidance based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million.
At June 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities were consolidated in the Bank’s Statement of Financial Condition as of June 30, 2010 and 2009 resulting in the consolidation of assets of approximately $45 million and $43 million, respectively. At June 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidelines related to accounting for contingencies.
In May 2009, the Bank received an additional NMTC award in the amount of $65 million.
In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million of the second NMTC award and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million. At June 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
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
In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million of the second NMTC award and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-14. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.9 million. At June 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $8.7 million and recognized a gain on the transfer of rights of $0.4 million and expects to receive additional income of $0.2 million in the future contingent upon certain events occurring. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-18. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.4 million. At June 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
NOTE 12. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS
ASU No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for ‘The Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for ‘The Company on April 1, 2010.
ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the EITF that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU No. 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with evidence of credit deterioration. The new guidance is not expected to have a material impact on ‘The Company’s consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010.
In June 2009, the FASB issued guidance on Variable Interest Entities (ASC Subtopic 860-10) (formerly SFAS No. 167), which amended the previous guidance applicable to variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC Subtopic 860-10 requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on April 1, 2010 and there was no material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In June 2009, the FASB issued a revision to earlier guidance on Transfers of Financial Assets (ASC Subtopic 860-10) (formerly SFAS No. 166), which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company adopted this guidance for transfers of financial assets on April 1, 2010 and there was no material effect on its consolidated financial statements.
In May 2009, the FASB issued guidance related to Subsequent Events (ASC Subtopic 855-10) (formerly SFAS No. 165) which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Specifically, this standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Carver has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Form 10-Q were issued.
NOTE 13. SUBSEQUENTS EVENTS
In accordance with ASC Topic 855, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued. The Company has determined that there are no such subsequent events to report.

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

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;
•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;
•	changes in interest rates which may reduce net interest margin and net interest income;
•	increases in competitive pressure among financial institutions or non-financial institutions;
•	technological changes which may be more difficult to implement or expensive than anticipated;
•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;
•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;
•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;
•	the ability to attract and retain key members of management; and
•	the ability to realize cost efficiencies.
Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company or management makes may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company’s future performance, see “(Part I. Financial Information) Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “(Part II. Other information) Item 1A — Risk Factors

Overview
Carver Bancorp, Inc., a Delaware corporation (the “Holding Company”, or “Registrant” is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and eleven stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.
Today, Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $804 million in assets as of June 30, 2010 and employed approximately 140 employees as of June 30, 2010.
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
The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation (“CCDC”). CCDC oversees the Bank’s participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC is now coordinating the Bank’s development of an innovative approach to reach the unbanked customer market in Carver Federal’s communities. Importantly, CCDC spearheads the Bank’s applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards. In June 2006, Carver Federal was selected by the United States Department of Treasury (“US Treasury”) to receive an award of $59 million in New Markets Tax Credits, (“NMTC”). In May 2009, Carver Federal won another NMTC award in the amount of $65 million. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. In addition to the tax benefits previously recognized from such awards, the Company expects to receive additional NMTC tax benefits of approximately $7.2 million from the June 2006 award over approximately the next four years. The Company’s ability to utilize the benefit of the tax credits is dependent upon the Company generating sufficient taxable income. As of June 30, 2010, Carver Federal has transferred rights to investors of $58.0 million of new market tax credits from the May 2009 award and will be transferring the remaining $7.0 million in the second and third quarters of Fiscal 2011.
New Markets Tax Credit Award
In June 2006, Carver Federal was selected by the US Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment.
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period beginning December 2006, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $7.2 million from its $40.0 million investment over the next four years.
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

In March 2010, the Bank transferred rights to investors in NMTC projects totaling $44.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investments to be made by the investors. The Bank also recorded deferred income of $0.6 million related to the transfer that is expected to be recognized into income in future periods after the ultimate investments are made. In June 2010, the investors made qualifying investments of $8.7 million of the $44.5 million noted above. The Bank released into earnings $0.2 million of the deferred income and also recognized additional income of $0.2 million related to these investments. In addition, CCDC has retained a 0.01% interest in three other entities created to facilitate the investments with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.
In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investment made by the investor. In addition, CCDC has retained a 0.01% interest in another entity created to facilitate the investment with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities
Critical Accounting Policies
Note 1 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2010 included in its 2010 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodology for determining the allowance for loan losses, the evaluation of realization of deferred tax assets and the fair value of financial instruments involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2010 Form 10-K.
Allowance for Loan Losses
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
Compliance with the Interagency Policy Statement includes management’s review of the Bank’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non- performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.

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
ASC Topic 310 is the primary basis for valuing the impairments of specific loans whose collectability has been called into question. The amount assigned to this aspect of the ALLL is the individually determined (i.e., loan by loan) portion. The standard permits the use of one of three approved methods to estimate the amount to be reserved for such credits. The three methods are as follows: i) the present value of expected future cash flows discounted at the loan’s effective interest rate, ii) the loan’s observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.
For loans individually evaluated for impairment under ASC Topic 310, the standard requires the institution to calculate the level of allowance utilizing the appropriate measurement basis, except for an impaired collateral-dependent loan. This guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method.
Criticized and Classified loans with at risk balances of $1,000,000 or more and trouble debt restructurings are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310. If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined to be not impaired, it is then grouped with the other loans to be individually evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the impairment is charged off, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. However, in accordance with GAAP guidance, if there is no impairment amount, no reserve is established for the loan.
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
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2010, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.
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
On a periodic basis, we assess whether, based on available evidence, that a valuation allowance is required for any portions of deferred tax assets that we estimate are not more likely than not to be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the reliability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. (see below PART II, ITEM 1A. Risk Factors).

Stock Repurchase Program
On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. As of June 30, 2010, 176,174 shares of its common stock have been repurchased in open market transactions at an average price of $15.72 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended June 30, 2010. As a result of the Company’s participation in the TARP CPP, the U.S. Treasury’s prior approval is required to make further repurchases.
Liquidity and Capital Resources
Liquidity is a measure of the Bank’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses. The Bank’s primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of June 30, 2010.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. At June 30, 2010, the Bank had $67.1 million in borrowings with a weighted average rate of 3.33% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company’s ability to access borrowings. At June 30, 2010, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $62.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At June 30, 2010 and 2009, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $51.1 million and $38.3 million, respectively.
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
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At June 30, 2010, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the first quarter fiscal 2011, total cash and cash equivalents increased $12.8 million reflecting cash provided by financing activities of $0.6 million, cash provided by operating activities of $0.7 million, and cash provided by investing activities of $11.4 million.
Net cash provided by financing activities was $0.6 million, primarily resulting from increased core deposits of $11.9 million, offset partially by a maturity of a fix rate borrowing of $11.0 million. Net cash provided by operating activities during this period was $0.7 million and was primarily the result of an increase in provision for loan losses of $6.2 million, a decrease in cash flow from other assets of $3.3 million and changes in other non-cash charges. Net cash provided by investing activities was $11.4 million, primarily the result of large loan paydowns and payoffs during the quarter.
At June 30, 2010, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents the capital position of the Bank at June 30, 2010 (dollars in thousands):

	GAAP	Tangible	Leverage	Risk-Based
	Capital	Equity	Capital	Capital
Stockholders’ Equity at June 30, 2010	$72,251	$72,251	$72,251	$72,251

Add:
General valuation allowances		—	—	7,918
Qualifying subordinated debt		—	—	5,000
Other		182	182	182
Deduct:
Disallowed deferred tax assets		16,381	16,381	16,381
Unrealized gains on securities available-for-sale, net		734	734	734
Goodwill and qualifying intangible assets, net		190	190	190

Regulatory Capital		55,128	55,128	68,046
Minimum Capital requirement		11,794	31,451	50,676

Regulatory Capital Excess		$43,334	$23,677	$17,370

Capital Ratios		6.99%	7.01%	10.77%

In February 2010, the U.S. Treasury announced the creation of the CDCI in recognition of the unique role of Community Development Financial Institutions (“CDFI’s”) as lenders in disadvantaged communities. CDFI’s that are participants in the TARP CPP may apply to exchange existing TARP CPP for CDCI capital. Carver has received preliminary approval of its application by the U.S. Treasury and is expected to complete the exchange in the next 30 days. This exchange of capital will decrease Carver’s dividend payments by $560,000 annually. In addition, this capital is available at a 2% coupon rate for seven years from issuance.
Bank Regulatory Matters
As previously disclosed, the Holding Company and Bank agreed with the Office of Thrift Supervision to take certain actions related to its operations and regulatory compliance. The agreement provides that the Bank will take certain actions including adoption of an enhanced loan concentration policy, which includes reducing the level of commercial real estate loans relative to capital, limiting the level of brokered deposits and enhancing Bank Secrecy Act (“BSA”) compliance. Management believe the Holding Company and Bank are currently in compliance with the agreement and believes that they will continue to satisfy the terms of the agreement.

Comparison of Financial Condition at June 30, 2010 and March 31, 2010
Assets
At June 30, 2010, total assets decreased $1.6 million, or 0.2%, to $803.9 million compared to $805.5 million at March 31, 2010. The decline in total assets is primarily due to a decrease in loans receivable of $26.4 million offset by an increase in cash of $12.8 million, investment securities of $9.3 million, deferred tax asset of $2.4 million and other assets of $0.4 million.
Cash and cash equivalents increased $12.8 million, or 33.3%, to $51.1 million at June 30, 2010 compared to $38.3 million at March 31, 2010, primarily due to an increase of $12.7 million in cash and due from banks. The increase is the result of liquidity stemming primarily from principal pay downs of loans
Investment securities increased 9.3 million, or 16.8%, to $64.7 million at June 30, 2010 compared to $55.4 million at March 31, 2010. The variance is due to the purchase of both securities in the available for sale and held to maturity categories. Management invested in securities that were designated as “held to maturity” with the intention to hold them to use as collateral for our repurchase agreements or other secured borrowings.
Loans receivable, decreased $26.4 million, or 4.0%, to $631.6 million at June 30, 2010 compared to $658 million at March 31, 2010. Principal repayments net of advances and originations across all loan classifications contributed to the majority of the decrease (Construction ($4.9 million), Commercial ($5.8 million) and Business ($5.4 million)) coupled with an increase in the allowance in loan loss of $3.6 million. The Bank continues to utilize prudent pricing and underwriting standards in originating new loans. This ongoing commitment demonstrates Carver’s belief in the stability of its local communities during these difficult economic times and its commitment to making credit available to qualified homeowners and business owners.
Premises and equipment increased $0.1 million or 0.9%, on a net basis, to $12.2 million at June 30, 2010 from $12.1 million at March 31, 2010.
Liabilities and Stockholders’ Equity
Total liabilities increased $0.7 million, or 0.10%, to $744.5 million at June 30, 2010 compared to $743.8 million at March 31, 2010. The increase in total liabilities was primarily the result of an increase in total deposits of $11.9 million offset by a decrease in FHLB-NY advances and other borrowed money of $11.1 million.
Deposits increased $11.9 million, or 1.97%, to $615.0 million at June 30, 2010 compared to $603.2 million at March 31, 2010. The increase is primarily due to $12.0 million in transaction accounts opened in June 2010 related to a new customer affiliated with our NMTC activities and are expected to be disbursed over a 12 month period.. Core deposits grew by $10.0 million which replaced a $10.0 million institutional deposit.
Advances from the FHLB-NY and other borrowed money decreased $11.0 million, or 8.37%, to $120.6 million at June 30, 2010 compared to $131.6 million at March 31, 2010. The decrease was the result of a maturity of a fix- rate note in May.
Total stockholders’ equity decreased $2.3 million, or 3.7%, to $59.4 million at June 30, 2010 compared to$61.7 million at March 31, 2010.
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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. See the table below for the Bank’s outstanding lending commitments and contractual obligations at June 30, 2010.
The following table reflects the outstanding loan commitments as of June 30, 2010 (in thousands):

Commitments to fund construction mortgage loans	$24,114
Commitments to fund commercial and consumer loans	5,474
Lines of credit	6,182
Letters of credit	4,154

$39,924

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
Overview
The Company reported a net loss of $2.5 million for the first quarter of fiscal 2011 compared to a net income of $0.7 million for the first quarter of fiscal 2010. Net loss per share for the quarter was $1.09 compared to a net income per share of $0.18 for the first quarter of fiscal 2010.
The following table reflects the selected operating ratios for the three months ended June 30, 2010 and 2009:
CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended
	June 30,
Selected Financial Data:	2010		2009
Return on average assets (1)	-1.22%		0.35%
Return on average equity (2)	-13.91		4.35
Net interest margin (3)	3.89		3.71
Interest rate spread (4)	3.78		3.52
Efficiency ratio (5)	83.64		87.74
Operating expenses to average assets (6)	3.67		3.55
Average equity to average assets (7)	8.80		8.01
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.12	x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.
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
Net interest income increased $0.2 million, or 2.48%, to $7.1 million for the quarter ended June 30, 2010 compared to $6.89 million for the prior year period. The increase in net interest income resulted from a $0.47 million, or 15.38%, decline in interest expense which was offset by a moderate decrease in interest income. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 4 basis points to 5.30%, compared to 5.34% for the prior year period. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)
The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three months ended June 30, 2010 and 2009. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$657,443	$8,948	5.44%	$667,230	$9,100	5.46%
Mortgage-backed securities	62,811	587	3.74%	70,159	743	4.24%
Investment securities (2)	4,123	79	7.67%	4,874	60	4.92%
Other investments and federal funds sold	1,368	5	1.58%	965	10	4.15%

Total interest-earning assets	725,745	9,619	5.30%	743,228	9,913	5.34%
Non-interest-earning assets	88,541			52,737

Total assets	$814,286			$795,965

Interest Bearing Liabilities:
Deposits:
Now demand	$42,096	31	0.30%	$54,172	23	0.17%
Savings and clubs	116,141	73	0.25%	119,239	66	0.22%
Money market	70,814	223	1.26%	43,674	147	1.35%
Certificates of deposit	316,975	1,177	1.49%	325,613	1,790	2.20%
Mortgagors deposits	3,173	13	1.64%	2,891	11	1.52%

Total deposits	549,199	1,517	1.10%	545,589	2,037	1.49%
Borrowed money	124,542	1,041	3.34%	120,276	986	3.28%

Total interest-bearing liabilities	673,741	2,558	1.52%	665,865	3,023	1.82%
Non-interest-bearing liabilities:
Demand	60,322			58,406
Other liabilities	8,601			7,904

Total liabilities	742,664			732,175
Stockholders’ equity	71,622			63,790

Total liabilities & stockholders’ equity	$814,286			$795,965

Net interest income		$7,061			$6,890

Average interest rate spread			3.78%			3.52%

Net interest margin			3.89%			3.71%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

Interest Income
Interest income decreased to $9.62 million for the quarter ended June 30, 2010 compared to $9.91 million for the prior year period. The decrease in interest income was primarily the result of a decrease in the loans portfolio interest income of $0.15 million, with a reduction in the mortgage-backed securities portfolio interest income of $0.16, offset in part by a $0.01 million increase in interest income on investment securities. The decrease in interest income reflects a decline in the yield on interest-earning assets of 4 basis points to 5.30%, compared to 5.34% for the prior year period. The yield on loans decreased 2 basis points to 5.44% as the average loan balance decreased $9.77 million. The yield on mortgage-backed securities declined 50 basis points, as the average balance decreased of $7.35 million. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.
Interest Expense
Interest expense decreased $0.46 million, or 15.35%, to $2.56 million for the quarter ended June 30, 2010 compared to $3.0 million for the prior year period. The decrease in interest expense resulted primarily from a 30 basis point decrease in the average cost of interest-bearing liabilities to 1.52% for the quarter ended June 30, 2010 compared to an average cost of 1.82% for the prior year period as higher cost institutional deposits were replaced by lower cost core deposits and transactional accounts. This improvement was partially offset by growth in the average balance of interest-bearing liabilities of $7.88 million, or 1.18%, to $673.7 million at June 30, 2010, compared to $665.9 million for the prior year period.
Provision for Loan Losses and Asset Quality
The Bank maintains an allowance for loan and lease losses (“ALLL”) that management believes is sufficient to absorb inherent losses in its loan portfolio. The adequacy of the ALLL is determined by management’s continuing review of the Bank’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential as well as the risk inherent in various components of the portfolio. As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The following table summarizes the activity in the ALLL for the three month period ended June 30, 2010 and fiscal year-end March 31, 2010 (dollars in thousands):

	Three Months Ended	Fiscal Year-End
	June 30, 2010	March 31, 2010

Beginning Balance	$12,000	$7,049

Less charge-offs:
One-to-four family	(539)	(580)
Construction	(1,154)	—
Non-residential	(134)	(1,648)
Business	(871)	(646)
Consumer and other	—	(84)

Total Charge-Offs:	(2,698)	(2,958)

Add Recoveries:
One-to-four family	—	12
Non-residential	—	—
Business	4	6
Consumer and other	5	46

Total Recoveries:	9	64

Provision for Loan Losses	6,241	7,845

Ending Balance	$15,552	$12,000

Ratios:
Net charge-offs to average loans outstanding	2.18%	0.44%
Allowance to total loans	2.40%	1.79%
Allowance to non-performing loans	18.02%	25.23%
The Bank recorded a $6.2 million provision for loan losses in the quarter ended June 30, 2010 compared to $0.7 million for the prior year period. The increased provision is in response to the Company’s current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At June 30, 2010, non-performing loans totaled $86.3 million, or 10.96% of total assets compared to $47.6 million or 5.91% of total assets at March 31, 2010. Total delinquencies increased quarter-over-quarter by 66% to $115.1 million or 14.6% of total assets. The ALLL was $15.6 million at June 30, 2010, which represents a ratio of the ALLL to non-performing loans of 17.65% compared to 25.23% at March 31, 2010. The ratio of the ALLL to total loans was 2.41% at June 30, 2010 up from 1.79% at March 31, 2010.

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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2010, loans classified as a troubled debt restructuring totaled $18 million.
At June 30, 2010, non-performing assets totaled $86.3 million, or 10.74%, of total assets compared to $47.6 million or 5.91% of total assets at March 31, 2010. The increase in non-performing loans is primarily attributed to an increase in non-performing construction loans. The Bank continues its proactive approach to working with borrowers to resolve early stage delinquencies; however given the continued distressed economic climate we have seen an increase in the 30-89 day category of $5.70 million to $28.8 million or 4.45% of loans receivable at June 30, 2010 compared to $23.1 million or 3.45% at March 31, 2010. Uncertainty still remains with respect to the timing of possible sustained economic recovery which may affect the ability of borrowers to continue to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):

	June	March	December	September	June
	2010	2010	2009	2009	2009
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$14,320	$7,682	$5,009	$3,297	$6,598
Multifamily	16,923	10,334	6,406	5,988	3,978
Non-residential	13,249	6,315	3,831	4,933	7,963
Construction	34,792	17,413	12,719	9,808	3,750
Business	7,031	5,799	5,138	2,760	2,801
Consumer	15	28	35	31	3

Total non-accrual loans	86,331	47,571	33,138	26,817	25,093

Other non-performing assets (2):
Real estate owned	1	66	28	67	162

Total other non-performing assets	1	66	28	67	162

Total non-performing assets (3)	$86,332	$47,637	$33,166	$26,884	$25,255

Accruing loans contractually past due > 90 days (4)	478	1,411	305	987	1,388

Non-performing loans to total loans	13.34%	7.10%	4.86%	4.17%	4.02%
Non-performing assets to total assets	10.74%	5.91%	4.12%	3.45%	3.29%

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

(4)
Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table. Loans past due 90 days or more and still accruing represent mostly 1-4 family loans where the loan servicer is contractually abligated to make payments.

Subprime Loans
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At June 30, 2010, the Bank had $8.7 million in subprime loans, or 1.3%, of its total loan portfolio of which $4.6 million are non-performing loans.

Non-Interest Income
Non-interest income increased $0.71 million, or 61.6%, to $1.86 million for the quarter ended June 30, 2010 compared to $1.2 million for the prior year period. The increase was mostly due to a $0.76 million of fees recognized during the quarter ended June 2010 related to several New Market Tax Credit transactions.
Non-Interest Expense
Non-interest expense for the quarter ended June 31, 2010 increased $0.4 million or 4.79%, to $7.5 million compared to $7.1 million for the prior year period. This increase in non-interest expense is primarily due to collection costs related to delinquencies and non performing loans as well as consulting expenses.
Income Tax Benefit
The income tax benefit was $2.3 million for the quarter ended June 30, 2010 compared to an income tax benefit of $0.40 million for the prior year period. The tax benefit for the quarter ended June 30, 2010 reflects income tax expense of $0.3 million offset by tax benefits from New Market Tax Credit (NMTC) totaling $0.6 million. The Company expects to receive additional NMTC tax benefits of approximately $7.2 million through the period ending March 31, 2014. The Company’s ability to utilize the deferred tax asset generated by NMTC income tax benefits over the next four years, as well as other deferred tax assets, depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. The Company has $16.7 million of deferred tax assets as of June 30, 2010. (See above PART I, ITEM 2. Deferred Taxes and below PART II, ITEM 1A. Risk Factors).
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2010 in Item 7A of the Company’s 2010 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at June 30, 2010 compared to March 31, 2010.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2010, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material changes with regard to legal proceedings since the filing of the 2010 Form 10-K.
ITEM 1A. Risk Factors
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“Form 10-K”). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in ‘The Companys’ Annual Report on Form 10-K for the year ended March, 31 2010.
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
The future recognition of Carver’s deferred tax asset is highly dependent upon Carver’s ability to generate sufficient taxable income. A valuation allowance is required to be maintained for any deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing Carver’s need for a valuation allowance, we rely upon estimates of future taxable income. Although we use the best available information to estimate future taxable income, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances influencing our projections. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. No assurances can be made that the Company will be able to generate sufficient taxable income in the future to realize the deferred tax asset.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act implements significant changes in the financial regulatory landscape and will impact all financial institutions. This impact may materially affect our business activities, financial position and profitability by, among other things. increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also eliminates our primary regulator, the Office of Thrift Supervision and designates the Comptroller of the Currency to become our primary regulator. Moreover, the Dodd-Frank Act permits States to adopt stricter consumer protection laws and authorizes State attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also may affect the preemption of State laws as they affect subsidiaries and agents of federally chartered banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.
The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier I capital but we will be unable to issue replacement or additional trust preferred securities which would count as Tier I capital. Because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking, we are uncertain as to the impact that some of the provisions will have on the Company and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.
Any future FDIC special assessments or increases in insurance premiums will adversely impact the Company’s earnings.
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

CARVER BANCORP, INC.
Date: August 16, 2010	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	/s/ Chris A. McFadden
Chris A. McFadden
Executive Vice President & Chief Financial Officer (Principal Accounting Officer)