Form 10-Q
period 2010-09-30
CARVER BANCORP INC
filed 2010-11-15
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,484,285
Class	Outstanding at October 26, 2010

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,978	$37,513
Money market investments	7,836	833

Total cash and cash equivalents	35,814	38,346

Investment securities:
Available-for-sale, at fair value	57,465	43,050
Held-to-maturity, at amortized cost (fair value of $20,243 and $12,603 at September 30, 2010 and March 31, 2010, respectively)	19,623	12,343

Total securities	77,088	55,393

Loans held-for-sale	550	—

Loans receivable:
Real estate mortgage loans	560,147	600,913
Commercial business loans	57,679	67,695
Consumer loans	1,387	1,403

Loans, net	619,213	670,011
Allowance for loan losses	(17,425)	(12,000)

Total loans receivable, net	601,788	658,011

Premises and equipment, net	11,821	12,076
Federal Home Loan Bank of New York stock, at cost	3,353	4,107
Bank owned life insurance	9,963	9,803
Accrued interest receivable	3,217	3,539
Core deposit intangibles, net	152	228
Deferred Tax Asset (net of valuation allowance)	—	14,321
Other assets	11,044	9,650

Total assets	$754,790	$805,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$107,061	$115,817
Non-Interest Bearing Checking	66,676	58,792
NOW	42,002	43,593
Money Market	68,559	67,122
Certificates of Deposit	314,635	317,925

Total Deposits	598,933	603,249
Advances from the FHLB-New York and other borrowed money	112,542	131,557
Other liabilities	8,273	8,982

Total liabilities	719,748	743,788

Stockholders’ equity:
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series A shares, with a liquidation preference of $1,000.00 per share, issued and outstanding at March 31, 2010 exchanged for 18,980 Series B shares with a liquidation preference of $1,000.00 per share, issued and outstanding September 30, 2010	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,484,285 and 2,474,719 shares outstanding at September 30, 2010 and March 31, 2010, respectively)	25	25
Additional paid-in capital	24,300	24,374
Retained earnings	(7,535)	18,806
Treasury stock, at cost (40,406 and 49,972 shares at September 30, 2010 and March 31, 2010, respectively)	(568)	(697)
Accumulated other comprehensive income	(160)	198

Total stockholders’ equity	35,042	61,686

Total liabilities and stockholders’ equity	$754,790	$805,474

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009*	2010	2009*
Interest Income:
Loans	$8,686	$9,689	$17,635	$18,788
Mortgage-backed securities	525	687	1,112	1,431
Investment securities	94	126	158	187
Money market investments	38	5	58	15

Total interest income	9,343	10,507	18,963	20,421

Interest expense:
Deposits	1,504	1,777	3,021	3,815
Advances and other borrowed money	983	951	2,024	1,936

Total interest expense	2,487	2,728	5,045	5,751

Net interest income	6,856	7,779	13,918	14,670

Provision for loan losses	7,829	1,315	14,077	2,003

Net interest income after provision for loan losses	(973)	6,464	(159)	12,667

Non-interest income:
Depository fees and charges	742	782	1,499	1,499
Loan fees and service charges	214	339	435	567
Gain on sale of securities, net	739	—	763	—
Gain on sale of loans, net	4	—	8	4
New Market Tax Credit (“NMTC”) fees	370	38	1,181	75
Lower of Cost or market adjustment on loans held for sale	—	(2,136)	—	(2,136)
Other	176	304	221	471

Total non-interest income	2,245	(673)	4,107	480

Non-interest expense:
Employee compensation and benefits	2,901	3,194	6,107	6,313
Net occupancy expense	975	1,155	1,952	2,142
Equipment, net	548	416	1,085	1,000
Consulting fees	326	162	545	369
Federal deposit insurance premiums	394	255	750	1,048
Other	2,492	1,756	4,662	3,124

Total non-interest expense	7,636	6,938	15,101	13,996

Loss before income taxes	(6,364)	(1,147)	(11,153)	(849)
Income tax expense/(benefit)	16,998	(838)	14,702	(1,235)

Net (loss) income	$(23,362)	$(309)	$(25,855)	$386

Loss per common share:	$(9.44)	$(0.22)	$(10.53)	$(0.04)

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the six months ended September 30, 2010
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Preferred	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	$18,808	$198	$61,688
Net loss	—	—	—	—	(25,855)	—	(25,855)
Minimum pension liability adjustment	—	—	—	—	—	(110)	(110)
Reclassification of gains included in net loss net of taxes	—	—	—	—	—	(458)	(458)
Change in net unrealized Gain on available-for-sale securities, net of taxes	—	—	—	—	—	210	210

Comprehensive income (loss), net of taxes:	—	—	—	—	(25,855)	(358)	(26,213)
Common Dividends paid	—	—	—	—	(62)	—	(62)
Preferred Dividends paid	—	—	—	—	(506)	—	(506)
Accrued Preferred Dividends	—	—	(80)	—	80	—	—
Treasury stock activity	—	—	3	129	—	—	132
Stock based compensation	—	—	3	—	—	—	3

Balance—September 30, 2010	$18,980	$25	$24,300	$(568)	$(7,535)	$(160)	$35,042

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2010	2009*
OPERATING ACTIVITIES
Net (loss)/income	$(25,855)	$386
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	14,077	2,003
Deferred Tax Asset valuation allowance	20,684	—
Provision for REO losses	19	—
Stock based compensation expense	51	5
Depreciation and amortization expense	760	943
Amortization of premiums and discounts	—	295
Amortization of intangibles	76	76
Loss from sale of real estate owned	20	34
Gain on sale of securities	(763)	—
Gain on sale of loans	(8)	(4)
Market Adjustment on Held For Sale Loans	—	2,136
Originations of loans held-for-sale	(2,128)	(647)
Proceeds from sale of loans held-for-sale	2,128	818
(Increase) Decrease in accrued interest receivable	322	192
(Increase) Decrease in loan premiums and discounts and deferred charges	(412)	294
Increase in premiums and discounts — securities	(771)	—
(Increase) decrease in other assets	(7,954)	(6,766)
Increase (decrease) in other liabilities	(328)	(39)

Net cash used in operating activities	(82)	(274)

INVESTING ACTIVITIES
Purchases of securities:
Available-for-sale	(65,130)	—
Held-to-maturity	(7,980)	—
Proceeds from principal payments, maturities, calls and sales of securities:
Available-for-sale	50,996	7,607
Held-to-maturity	834	1,968
Originations of loans held-for-investment	(14,501)	(66,138)
Loans purchased from third parties	—	(6,726)
Principal collections on loans	56,974	49,496
(Purchase) redemption of FHLB-NY stock	753	(496)
Additions to premises and equipment	(505)	(155)
Proceeds from sale of real estate owned	7	522

Net cash provided by (used in) investing activities	21,448	(13,922)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,316)	1,265
Net change in borrowings of FHLB advances and other borrowings	(19,015)	14,986
Dividends paid	(568)	(969)

Net cash (used in) provided by financing activities	(23,899)	15,282

Net (decrease) increase in cash and cash equivalents	(2,532)	1,086
Cash and cash equivalents at beginning of period	38,346	13,341

Cash and cash equivalents at end of period	$35,814	$14,427

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(163)	$402
Transfers from loans held-for-investment to loans held-for-sale	$550	$—
Cash paid for-
Interest	$4,997	$8,214
Income taxes	$1,120	$88

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010
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
In September 2003, the Holding Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Holding Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is not consolidated for financial reporting purposes.
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

In addition, the Office of Thrift Supervision (“OTS”), Carver Federal’s regulator, as an integral part of its examination process, periodically reviews Carver Federal’s allowance for loan losses and, if applicable, real estate owned valuations. The OTS may require Carver Federal to recognize additions to the allowance for loan losses or additional write-downs of real estate owned based on their judgments about information available to them at the time of their examination.
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
Restatement of Second Quarter Fiscal 2010 Results to Reflect the Correct Estimated Value of Certain Residential Mortgage Loans
As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010, the Company restated the previously reported operating results for the second fiscal quarter ended September 30, 2009. This was to adjust the estimated fair value of certain residential mortgage loans, which were classified as Held-for-Sale. This caused them to be reported at a lower cost or fair value, as of September 30, 2009. As a result, the net income for the second fiscal quarter was adjusted from a $0.8 million profit to a $0.3 million loss for the quarter. The adjustment reduced net income for the six month period ended September 30, 2009 from $1.5 million to $0.4 million. For additional information, please review the Company’s Form 10-K for the year ended March 31, 2010 and the Form 8-K filed on July 15, 2010. All financial information provided herein reflects these restated amounts.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended September 30 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009*	2010	2009*
Earnings per common share — basic
Net (loss) income	$(23,362)	$(309)	$(25,855)	$386
Less: CPP Preferred Dividends	269	237	506	474
Dividends paid and undistributed (losses)/earnings allocated to participating securities	(172)	(4)	(187)	2

Net Income Available to Common Shareholders	$(23,459)	$(542)	$(26,174)	$(90)

Weighted average common shares outstanding	2,483,025	2,474,719	2,482,883	2,472,383

Earnings per common share	$(9.44)	$(0.22)	$(10.53)	$(0.04)

(1)	As of September 30, 2010, there were no potentially dilutive shares except for 54,369 unvested restricted shares which are also participating securities.

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION
All stock-based compensation is recognized as an expense measured at the fair value of the award. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense recognized for the six months ended September 30, 2010 and 2009 totaled $51,000 and $5,000 respectively.
NOTE 5. BENEFIT PLANS
Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits are based on each employee’s term of service through the date of curtailment. The plan was curtailed during the fiscal year ended March 31, 2001.
NOTE 6. COMMON STOCK DIVIDEND
As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. While no assurance can be given that the payment of cash dividends will resume, the Board will continue to monitor business conditions, the Company’s capitalization and profitability levels, asset quality and other factors in considering whether to resume such payments in the future.
NOTE 7. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At September 30, 2010, the Bank had no securities classified as trading. At September 30, 2010, $57.5 million, or 74.5% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $19.6 million or 25.5% were classified as held-to-maturity.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$32,447	$28	$—	$32,475
Federal Home Loan Mortgage Corporation	2,052	9	—	2,061
Federal National Mortgage Association	5,898	—	(13)	5,885
Other	45	—	—	45

Total mortgage-backed securities	40,442	37	(13)	40,466
U.S. Government Agency Securities	2,000	—	—	2,000
U.S. Government Security	14,999	—	—	14,999

Total available-for-sale	57,441	37	(13)	57,465

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	8,374	313	—	8,687
Federal Home Loan Mortgage Corporation	8,516	173	—	8,689
Federal National Mortgage Association	2,603	135	—	2,738

Total mortgage-backed securities	19,493	621	—	20,114
Other	130	—	(1)	129

Total held-to-maturity	19,623	621	(1)	20,243

Total securities	$77,064	$658	$(14)	$77,708

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,993	$27	$(114)	$23,906
Federal Home Loan Mortgage Corporation	4,293	232	—	4,525
Federal National Mortgage Association	12,469	283	(2)	12,750
Other	352	85	(52)	385

Total mortgage-backed securities	41,107	627	(168)	41,566
U.S. Government Agency Securities	1,496	—	(12)	1,484

Total available-for-sale	42,603	627	(180)	43,050

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	430	41	—	471
Federal Home Loan Mortgage Corporation	8,797	74	—	8,871
Federal National Mortgage Association	2,976	147	—	3,123

Total mortgage-backed securities	12,202	262	—	12,465
Other	140	—	(2)	138

Total held-to-maturity	12,342	262	(2)	12,603

Total securities	$54,945	$889	$(182)	$55,653

The following table sets forth the unrealized losses and fair value of securities at September 30, 2010 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(13)	$4,886	$—	$—	$(13)	$4,886
U.S. Government Security*	—	14,998	—	—	—	14,998
Agencies*	—	998	—	—	—	998

Total available-for-sale	$(13)	$20,882	$—	$—	$(13)	$20,882

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other	—	—	(1)	129	(1)	129

Total held-to-maturity	$—	$—	$(1)	$129	$(1)	$129

Total securities	$(13)	$20,882	$(1)	$129	$(14)	$21,011

*	shows those securities with an unrealized loss of less than $1 thousand.
The following table sets forth the unrealized losses and fair value of securities at March 31, 2010 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(42)	$13,172	$(126)	$7,682	$(168)	$20,855
Agencies	(12)	1,484	0	0	(12)	1,484

Total available-for-sale	$(54)	$14,656	$(126)	$7,682	$(180)	$22,339

Held-to-Maturity:
Other	0	0	(2)	137	(2)	137

Total held-to-maturity	$—	$—	$(2)	$137	$(2)	$137

Total securities	$(54)	$14,656	$(128)	$7,819	$(182)	$22,476

A total of six securities had an unrealized loss at September 30, 2010 compared to seven at March 31, 2010, based on estimated fair value. The composition of securities in the unrealized loss position were a U.S. Treasury Bill, three Federal National Mortgage Association mortgage backed securities and two Small Business Association loan pools, which represented 71%, 28% and 1% of securities which had an unrealized loss at September 30, 2010, respectively. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience. The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings. When there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. At September 30, 2010, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

NOTE 8. LOANS RECEIVABLE, NET
The following is a summary of loans receivable, net of allowance for loan losses at September 30, 2010 and March 31, 2010 (dollars in thousands).

	September 30, 2010		March 31, 2010
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$85,253	13.71%	$90,150	13.40%
Multifamily	140,234	22.56%	141,702	21.06%
Non-residential	253,732	40.82%	259,619	38.59%
Construction	82,751	13.31%	111,348	16.55%
Business	58,275	9.37%	68,523	10.19%
Consumer and other (1)	1,388	0.22%	1,403	0.21%

Total loans receivable	621,633	100.00%	672,745	100.00%

Add:
Premium on loans	120		130
Less:
Deferred fees and loan discounts	(2,540)		(2,864)
Allowance for loan losses	(17,425)		(12,000)

Total loans receivable, net	$601,788		$658,011

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

The following is an analysis of the allowance for loan losses for the periods indicated (in thousands).

	Six Months
	Ended	Fiscal Year
	September 30,	Ended March 31,
	2010	2010

Beginning Balance	$12,000	$7,049

Less charge-offs:
One-to-four family	(136)	(580)
Construction	(4,003)	(1,648)
Non-residential	(2,253)	—
Business	(2,285)	(646)
Consumer and other	(0)	(84)

Total Charge- Offs:	(8,677)	(2,958)

Add Recoveries:
One-to-four family	—	12
Non-residential	—	—
Business	15	6
Consumer and other	10	46

Total Recoveries:	25	64

Provision for Loan Losses	14,077	7,845

Ending Balance	$17,425	$12,000

Ratios:
Net charge-offs to average loans outstanding	2.67%	0.43%
Allowance to total loans	2.81%	1.79%
Allowance to non-performing loans	21.85%	25.23%
Non-performing loans totaled $79.8 million at September 30, 2010 versus $47.6 million at March 30, 2010. Non-performing loans at September 30, 2010, were comprised of $49.9 million of loans 90 days or more past due and non-accruing, $11.2 million of loans that have been deemed to be impaired and $18.7 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. Non-performing loans at March 31, 2010, were comprised of $14.2 million of loans 90 days or more past due and non-accruing, $21.9 million of loans that have been deemed to be impaired, $11.5 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

NOTE 9. INCOME TAXES
The components of income tax expense for the six months ended September 30, 2010 are as follows (in thousands):

September 30,
2010
Federal income tax expense (benefit):
Current	$—
Deferred	(4,571)
Valuation Allowance	18,378

13,807

State and local income tax expense (benefit):
Current	177
Deferred	(1,588)
Valuation Allowance	2,306

895

Total income tax expense:	$14,702

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the six month ended September 30, 2010 (dollars in thousands):

	September 30,
	2010
	Amount	Percent

Statutory Federal income tax	$(3,792)	34.0%
State and local income taxes, net of Federal tax benefit	(424)	3.8%
New markets tax credit	(1,200)	10.8%
General business credit	(16)	0.1%
Valuation adjustment	20,684	(185.5)%
Other	(550)	4.9%

Total income tax expense	$14,702	(131.8)%

Carver Federal stockholders’ equity includes a $15.3 million tax expense at the period ended September 30, 2010, which has been segregated for federal income tax purposes as a bad debt reserve. For the period ended September 30, 2010, the total income tax expense of $14.7 million includes a $20.7 million valuation reserve taken on the Bank’s deferred tax assets. For the year ended March 31, 2010, the total income tax benefit of $2.9 million included a $0.5 million tax receivable deemed no longer collectible.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at September 30, 2010 and March 31, 2010 are as follows (in thousands):

	September 30,	March 31,
	2010	2010
Deferred Tax Assets:
Allowance for loan losses	$6,662	$4,080
Deferred loan fees	634	686
Compensation and benefits	27	58
Non-accrual loan interest	2,218	1,344
Capital loss carryforward	130	84
Purchase accounting adjustment	156	131
Net operating loss carry forward	1,697	112
New markets tax credit	8,538	7,322
Depreciation	448	316
Minimum pension liability	—	110
Market value adjustment on HFS loans	628	817
Other	282	180

Total Deferred Tax Assets	21,421	15,240

Deferred Tax Liabilities:
Income from affiliate	738	738
Unrealized gain on available-for-sale securities	—	181

Total Deferred Tax Liabilities	738	919

Valuation Allowance	(20,684)	—

Net Deferred Tax Assets	$—	$14,321

Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. A valuation allowance of $20.7 million was recorded during the quarter as management concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets.
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
NOTE 10. FAIR VALUE MEASUREMENTS
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
The following table presents, by ASC 820 valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2010 and March 31, 2010, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2010, Using
	Quoted Prices
	in Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$606	$606
Investment securites:
Available for sale:
Government National Mortgage Association	$30,595	$1,880	$—	$32,475
Federal Home Loan Mortgage Corporation	2,061	—	—	2,061
Federal National Mortgage Association	4,115	1,770	—	5,885
Other	2,000	—	45	2,045

Total Mortgage-Back Securities	$38,772	$3,650	$45	$42,467
U.S. Government Security	14,999	—	—	$14,999

Total available for sale	$53,770	$3,650	$45	$57,465

Total assets	$53,770	$3,650	$651	$58,071

	Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$721	$721
Investment securites:
Available for sale:
U.S. Government Agency Securities	$—	$1,484	$—	$1,484
Residential Mortgage-Back Securities	—	41,181		41,181
Other	—	244	141	385

Total available for sale	$—	$42,909	$141	$43,050

Total assets	$—	$42,909	$862	$43,771

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at September 30, 2010 and March 31, 2010.
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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended September 30, 2010:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, July 1, 2010	$622	$45
Activities:	—	—
Transfer in	—	—
Sales	—	—
Unrealized gain (loss)	(16)	—

Ending balance, September 30, 2010	$606	$45

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2010 and March 31, 2010 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at September 30, 2010, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Held For Sale Loans	$—	$550	$—	$550
Certain impaired loans	$—	$44,576	$—	$44,576

Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Certain impaired loans	$—	$23,487	$—	$23,487
The valuation methodology for loans held for sale for the period ended September 30, 2010 was based upon the exit price from an executed sales agreement.
The fair value of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying amounts and estimated fair values of the Bank’s financial instruments at September 30, 2010 and March 31, 2010 are as follows (in thousands):

	September 30, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$35,814	$35,814	$38,346	$38,346
Securities available-for-sale	57,465	57,465	43,050	43,050
FHLB Stock	3,353	3,353	4,107	4,107
Securities held-to-maturity	19,623	20,243	12,343	12,603
Loans Held For Sale	550	550	—	—
Loans receivable	601,238	607,175	658,011	664,522
Accrued interest receivable	3,217	3,217	3,539	3,539
Mortgage servicing rights	606	606	721	721
Financial Liabilities:
Deposits	$598,933	$584,202	$603,249	$579,023
Advances from FHLB of New York	50,071	50,387	69,086	69,339
Repurchase agreement	30,000	30,123	30,000	30,180
Other borrowed money	32,471	31,009	32,471	33,325
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

Loans held-for-sale
The valuation methodology for loans held for sale for the period ended September 30, 2010 was based upon the exit price from an executed sales agreement.
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
Advances from FHLB-NY and other borrowed money
The fair values of advances from the Federal Home Loan Bank of New York and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities.
Repurchase agreements
The fair values of advances from Repurchase agreements are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities.
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of September 30, 2010 and March 31, 2010. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

NOTE 12. VARIABLE INTEREST ENTITIES
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
At September 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities were consolidated in the Bank’s Statement of Financial Condition as of September 30, 2010 and 2009 resulting in the consolidation of assets of approximately $39 million and $40 million, respectively. At September 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidelines related to accounting for contingencies.
In May 2009, the Bank received an additional NMTC award in the amount of $65 million.
In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million of the second NMTC award and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million. At September 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
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

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million of the second NMTC award and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-14. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.9 million. At September 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $8.7 million and recognized a gain on the transfer of rights of $0.4 million and expects to receive additional income of $0.2 million in the future contingent upon certain events occurring. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-18. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.4 million. At September 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
In August 2010, the Bank transferred rights to an investor in a NMTC project totaling $6.6 million and recognized a gain on the transfer of rights of $0.3 million and expects to receive additional income of $0.2 million in the future contingent upon certain events occurring. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-19. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $2.6 million. At September 30, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
NOTE 13. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS
ASU No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for ‘The Company’ beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for ‘the Company’ on April 1, 2010.

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
ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the roll forward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010.
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

NOTE 14. SUBSEQUENTS EVENTS
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
Carver Bancorp, Inc., a Delaware corporation (the “Holding Company”, or “Registrant” is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and ten stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.
Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $755 million in assets as of September 30, 2010 and employed approximately 132 employees as of September 30, 2010.
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
The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation (“CCDC”). CCDC oversees the Bank’s participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC is now coordinating the Bank’s development of an innovative approach to reach the unbanked customer market in Carver Federal’s communities. Importantly, CCDC spearheads the Bank’s applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards. In June 2006, Carver Federal was selected by the United States Department of Treasury (“US Treasury”) to receive an award of $59 million in NMTC. In May 2009, Carver Federal received another NMTC award in the amount of $65 million. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. In addition to the tax benefits previously recognized from such awards, the Company expects to receive additional NMTC tax benefits of approximately $6.6 million from the June 2006 award over approximately the next four years. The Company’s ability to utilize the benefit of the tax credits is dependent upon the Company generating sufficient taxable income. As of September 30, 2010, Carver Federal has transferred rights to investors of the full $65.0 million of New Market Tax Credits from the May 2009 award. $8.7 million in qualified investments related to the May 2009 award have not yet been made by the investors and are expected to be made in the third quarter of Fiscal 2011.
The Company is currently exploring options to divest its interest in the remaining $6.6 million of additional NMTC tax credits it expects to receive through the period ending March 31, 2014. The Company’s ability to utilize the deferred tax asset generated by NMTC as well as other deferred tax assets depends on its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. Since the Company has established a valuation allowance on the total amount of its net deferred tax asset, management believes there is greater economic benefit to the Company in divesting its interest in these tax credits.
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
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period beginning December 2006, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). The Company expects to receive the remaining NMTC tax benefits of approximately $6.6 million from its $40.0 million investment over the next four years.

In May 2009, the Bank received an additional award of $65 million in NMTC. In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investment made by the investor. Specifically, the Bank has funded, on a secured basis, $7.7 million of the investor’s $10.5 million investment in the NMTC project. In addition, CCDC has retained a 0.01% interest in another entity created to facilitate the investment with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC does not have the sole power to direct activities of these special purpose entities that most significant impact their performance therefore it is not the primary beneficiary of these entities.
In March 2010, the Bank transferred rights to investors in NMTC projects totaling $44.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investments to be made by the investors. The Bank also recorded deferred income of $0.6 million related to the transfer that is expected to be recognized into income in future periods after the ultimate investments are made. In June 2010, the investors made qualifying investments of $8.7 million of the $44.5 million noted above. The Bank released into earnings $0.2 million of the deferred income and also recognized additional income of $0.2 million related to these investments. In August 2010, the investors made qualifying investments of $6.6 million of the $44.5 million noted above. The Bank released into earnings $0.2 million of the deferred income and also recognized additional income of $0.2 million related to these investments. In addition, CCDC has retained a 0.01% interest in three other entities created to facilitate the investments with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.
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

Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of another-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2010, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.
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
On a periodic basis, we assess whether, based on available evidence, that a valuation allowance is required for any portions of deferred tax assets that we estimate are not more likely than not to be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the reliability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. (see below PART II, ITEM 1A. Risk Factors)
Stock Repurchase Program
On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. As of September 30, 2010, 176,174 shares of its common stock have been repurchased in open market transactions at an average price of $15.72 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the six months ended September 30, 2010. As a result of the Company’s participation in the TARP CPP (Series A) and CDCI (Series B), the U.S. Treasury’s prior approval is required to make further repurchases.
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
The Bank’s policies are designed primarily to attract deposits from local residents and businesses through the Bank’s branches. The Bank also holds large deposits from various governmental agencies or authorities and corporations. The Bank’s branches on 116th Street and 145th Street in Harlem and its Jamaica branches operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. As of September 30, 2010, Carver Federal held $85 million in BDD deposits. BDD deposits are used by various municipal agencies to encourage banking operations in low- to moderate-income areas. The BDD deposits are subject to renewal during the third and fourth quarters of fiscal 2011. There is no guarantee that the deposits will be renewed.

While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of September 30, 2010.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. At September 30, 2010, the Bank had $59.1 million in borrowings with a weighted average rate of 3.26% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB-NY has limited new borrowings to a tenor of one year. At September 30, 2010, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $1.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral. An additional $15.8 million of borrowing capacity will become available on October 1, 2010 when the FHLB-NY applies additional securities collateral pledged by the Company.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At September 30, 2010 and 2009, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $35.8 million and $14.4 million, respectively.
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
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. At September 30, 2010, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six month, ended September 30, 2010 total cash and cash equivalents decreased $2.5 million reflecting cash used in financing activities of $23.9 million, cash used in operating activities of $0.8 million, and cash provided by investing activities of $21.4 million.
Net cash used in financing activities was $23.9 million, primarily resulting from decreases in core deposits of $4.3 million and the maturity of a fixed-rate note of $11.0 million in the first quarter and $8.0 million in the second. Net cash used in operating activities during this period was $0.8 million and was primarily the result of an increase in provision for loan losses offset by an increase in other assets and a non-cash valuation allowance taken on the deferred tax assets. Net cash provided by investing activities was $21.4 million is the result of loan pay downs and payoffs during the quarter.

At September 30, 2010, the Bank exceeded all regulatory minimum capital requirements and qualified, under OTS regulations, as a well-capitalized institution. The table below presents the capital position of the Bank at September 30, 2010 (dollars in thousands):

		Tier 1 Risk-
	Tier 1 Core	Based	Total Risk-
	Capital	Capital	Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at September 30, 2010	$48,480	$48,480	$48,480

Add:
General valuation allowances	—	—	7,130
Qualifying subordinated debt	—	—	5,000
Other	292	292	292
Deduct:
Unrealized gains on securities available-for-sale, net	133	133	133
Goodwill and qualifying intangible assets, net	152	152	152

Regulatory Capital	$48,488	$48,488	$60,618
Minimum Capital requirement	11,316	30,175	45,113

Regulatory Capital Excess	$37,172	$18,313	$15,505

Capital Ratios	6.43%	8.60%	10.75%

In February 2010, the United States (“U.S.”)Treasury announced the creation of the Community Development Capital Initiative (“CDCI”), in recognition of the unique role of Community Development Financial Institutions (“CDFI’s”) as lenders in disadvantaged communities. CDFI’s that are participants in the Trouble Asset Relief Program Capital Purchase Program (“TARP CPP”), may apply to exchange existing TARP CPP for CDCI capital. Carver received final approval of its application by the U.S. Treasury in August 2010 and exchanged its shares. This exchange of capital will decrease Carver’s dividend payments by $560,000 annually as the coupon rate declined from 5% to 2% and the term was extended from 5 additional years to seven from issuance.
Bank Regulatory Matters
As previously disclosed in a Form 10-Q filed with the Securities and Exchange commission on February 16, 2010, the Holding Company and Bank agreed with the Office of Thrift Supervision (“OTS”) to take certain actions related to its operations and regulatory compliance. The agreement provides that the Bank will take certain actions including adoption of an enhanced loan concentration policy, which includes reducing the level of commercial real estate loans relative to capital, limiting the level of brokered deposits and enhancing Bank Secrecy Act (“BSA”) compliance. Management believes the Holding Company and Bank are currently in substantial compliance with the agreement and believes that they will continue to satisfy the terms of the agreement. While the Bank continues to meet the regulatory definition of a well-capitalized bank, the OTS has communicated to management that they should significantly raise the Bank’s capital ratios in light of its current asset quality and earnings level, in order to avoid additional regulatory oversight in the future. As a result, the Company is in an active process with several private equity investors to raise new capital. There can be no assurance that any of these efforts will be successful.

Comparison of Financial Condition at September 30, 2010 and March 31, 2010
Assets
At September 30, 2010, total assets decreased $50.6 million, or 6.3%, to $754.8 million compared to $805.5 million at March 31, 2010. The decline in total assets is primarily due to decreases in loans receivable of $56.2 million, cash of $2.5 million and deferred tax assets of $14.3 million, partially offset by increases in investment securities of $21.7 million and other assets of $1.4 million.
Cash and cash equivalents decreased $2.5 million, or 6.6%, to $35.8 million at September 30, 2010 compared to $38.3 million at March 31, 2010. The variance is due to a decrease in cash and due from banks of $9.5 million resulting from the utilization of cash generated from loan pay downs to repay borrowed funds. This was partially offset by an increase in money market investments of $7.0 million resulting from additional funds pledged to the Federal Home Loan Bank of New York (“FHLB-NY”).
Investment securities increased $21.7 million, or 39.2%, to $77.1 million at September 30, 2010 compared to $55.4 million at March 31, 2010. The variance is due to the purchase of Agency securities with the excess cash inflows from the loan activities.
Net loans receivable decreased $56.2 million, or 8.5%, to $601.8 million at September 30, 2010 compared to $658.0 million at March 31, 2010. Principal repayments net of advances and originations across all loan classifications contributed to the majority of the decrease including, Construction ($24.7 million), Commercial ($12.7 million) and Business ($12.7 million), coupled with an increase in the allowance for loan loss of $5.4 million.
Premises and equipment decreased $0.3 million or 2.1%, on a net basis, to $11.8 million at September 30, 2010 from $12.1 million at March 31, 2010.
Liabilities and Stockholders’ Equity
Total liabilities decreased $24.0 million, or 3.2%, to $719.7 million at September 30, 2010 compared to $743.8 million at March 31, 2010. The decrease in total liabilities is due to the decrease in total deposits of $4.3 million and the maturity of two fixed-rate notes from the FHLB-NY totaling $19.0 million.
Deposits decreased $4.3 million, or 0.7%, to $598.9 million at September 30, 2010 compared to $603.2 million at March 31, 2010. The decrease in deposits is the result of the withdrawal of institutional deposits of $10.5 million partially offset by a growth in core deposits.
Advances from the FHLB-NY and other borrowed money decreased $19.0 million, or 14.5%, to $112.5 million at September 30, 2010 compared to $131.6 million at March 31, 2010. The decrease was the result of the maturities of fixed-rate notes in May 2010 ($11.0 million) and July 2010 ($8.0 million).
Total stockholders’ equity decreased $26.5 million, or 43%, to $35.0 million at September 30, 2010 compared to $61.7 million at March 31, 2010. The decrease in stockholders’ equity is primarily due to the valuation allowance recorded on the deferred tax asset and the loan loss provisions recorded in the period.
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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. See the table below for the Bank’s outstanding lending commitments and contractual obligations at September 30, 2010.
The following table reflects the outstanding loan commitments as of September 30, 2010 (in thousands):

Commitments to fund construction mortgage loans	$14,502
Commitments to fund commercial and consumer loans	3,365
Lines of credit	5,944
Letters of credit	4,154

$27,964

Comparison of Operating Results for the Three and Six Months Ended September 30, 2010 and 2009
Overview
The Company reported a net loss of $23.4 million for the second quarter of fiscal 2011 compared to a net loss of $0.3 million for the second quarter of fiscal 2010. Net loss per share for the quarter was $9.44 compared to a net loss per share of $0.22 for the second quarter of fiscal 2010. For the six month period ended September 30, 2010, the Company reported a net loss of $25.9 million, or $10.53 per share, compared to net income of $0.4 million, or a loss per share of $0.04 for the prior year period. The losses for both periods are due primarily to a higher provision for loan losses and a $20.7 million non-cash charge to establish a valuation allowance on the Company’s deferred tax asset.
The following table reflects selected operating ratios for the three and six months ended September 30, 2010 and 2009:
CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Six Months Ended
	September 30,				September 30,
Selected Financial Data:	2010		2009		2010		2009
Return on average assets (1)	(11.61)%		(0.15)%		(6.39)%		0.10%
Return on average equity (2)	(157.82)		(1.89)		(79.09)		1.21
Net interest margin (3)	3.86		4.12		3.88		3.91
Interest rate spread (4)	3.78		3.96		3.78		3.73
Efficiency ratio (5)	83.91		97.62		83.78		92.38
Operating expenses to average assets (6)	3.79		3.44		3.73		3.49
Average equity to average assets (7)	7.35		8.08		8.08		7.96
Average interest-earning assets to average interest-bearing liabilities	1.06	x	1.12	x	1.07	x	1.12	x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.
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

Net interest income decreased $0.9 million, or 11.9%, to $6.9 million for the quarter ended September 30, 2010 compared to $7.8 million for the prior year period. The decrease in net interest income resulted from a $1.2 million, or 11.08%, decline in interest income, which was partially offset by a moderate decrease in interest expense. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 30 basis points (“bps”) to 5.26%, compared to 5.56% for the prior year period. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.
For the six month period ended September 30, 2010 net interest income decreased $0.8 million to $13.9 million compared to $14.7 million for the prior year period. The decrease in net interest income resulted from a $1.5 million, or 7.1%, decline in interest income which was partially offset by a $0.7 million decrease in interest expense. This decrease in interest income was primarily due to lower average loan volumes. The decrease in interest expense is due to a decline of 21 bps in the cost of interest bearing liabilities.
The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and six months ended September 30, 2010 and 2009. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$641,156	$8,686	5.42%	$683,189	$9,689	5.67%
Mortgage-backed securities	61,838	525	3.40%	66,689	687	4.11%
Investment securities (2)	3,469	127	14.61%	5,008	129	10.21%
Other investments and federal funds sold	3,980	5	0.51%	1,017	2	0.73%

Total interest-earning assets	710,443	9,343	5.26%	755,903	10,507	5.56%
Non-interest-earning assets	94,681			50,928

Total assets	$805,124			$806,831

Interest Bearing Liabilities:
Deposits:
Now demand	$61,917	32	0.20%	$49,900	19	0.15%
Savings and clubs	109,254	74	0.27%	117,820	65	0.22%
Money market	69,967	192	1.10%	46,697	155	1.32%
Certificates of deposit	312,460	1,198	1.53%	332,723	1,529	1.82%
Mortgagors deposits	2,257	8	1.49%	2,286	9	1.60%

Total deposits	555,855	1,504	1.08%	549,426	1,777	1.28%
Borrowed money	114,110	983	3.45%	125,114	951	3.01%

Total interest-bearing liabilities	669,965	2,487	1.48%	674,540	2,728	1.60%
Non-interest-bearing liabilities:
Demand	68,257			58,517
Other liabilities	7,691			8,552

Total liabilities	745,913			741,609
Minority Interest	—			—
Stockholders’ equity	59,211			65,222

Total liabilities & stockholders’ equity	$805,124			$806,831

Net interest income		$6,856			$7,779

Average interest rate spread			3.78%			3.96%

Net interest margin			3.86%			4.12%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Six Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$649,255	$17,635	5.43%	$675,253	$18,788	5.56%
Mortgage-backed securities	62,379	1,112	3.56%	69,262	1,431	4.13%
Investment securities (2)	3,737	206	11.01%	4,901	194	7.89%
Other investments and federal funds sold	2,681	10	0.78%	1,023	8	1.56%

Total interest-earning assets	718,052	18,963	5.28%	750,439	20,421	5.44%
Non-interest-earning assets	91,628			50,989

Total assets	$809,680			$801,428

Interest Bearing Liabilities:
Deposits:
Now demand	$52,061	63	0.24%	$52,025	41	0.16%
Savings and clubs	112,679	147	0.26%	118,526	131	0.22%
Money market	70,388	415	1.18%	45,194	302	1.33%
Certificates of deposit	314,705	2,374	1.51%	329,187	3,320	2.01%
Mortgagors deposits	2,712	22	1.65%	2,587	21	1.60%

Total deposits	552,545	3,021	1.09%	547,519	3,815	1.39%
Borrowed money	119,298	2,024	3.39%	122,708	1,936	3.15%

Total interest-bearing liabilities	671,843	5,045	1.50%	670,227	5,751	1.71%
Non-interest-bearing liabilities:
Demand	64,311			59,237
Other liabilities	8,142			8,184

Total liabilities	744,296			737,648
Minority Interest	—			—
Stockholders’ equity	65,384			63,780

Total liabilities & stockholders’ equity	$809,680			$801,428

Net interest income		$13,918			$14,670

Average interest rate spread			3.78%			3.73%

Net interest margin			3.88%			3.91%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock
Interest Income
Interest income decreased $1.2 million to $9.3 million for the quarter ended September 30, 2010 compared to $10.5 million for the prior year period. The change in interest income was primarily the result of a decrease in interest income on loans of $1.0 million and a decline in the interest income on mortgage-backed securities of $0.2 million. The decrease in interest income reflects a decline in the yield on interest-earning assets of 30 basis points to 5.26%, compared to 5.36% for the prior year period. The yield on loans decreased 25 basis points to 5.42% as the average loan balance decreased $42.0 million. The yield on mortgage-backed securities declined 71 basis points to 3.41% as the average balance decreased $4.9 million. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market and credit conditions.

For the six-month period, ended September 30, 2010 interest income decreased $1.4 million to $19.0 million from the prior year period of $20.4 million. Interest income on loans declined $1.4 million, or 6.4%, interest income on mortgage back securities declined $0.3 million, or 22.3%. The decrease in interest income on loans reflected a decrease in the yield on average loans of 13bps to 5.43% for the six month ended September 30, 2010 compared to 5.56% for the prior year period. The yield on mortgage back securities declined 57 bps to 3.56% for the six month ended September compared to 4.13% for the prior year period.
Interest Expense
Interest expense decreased by $0.2 million, or 8.8%, to $2.5 million for the second quarter, compared to $2.7 million for the prior year period. The decrease in interest expense resulted primarily from a 20 bps decrease in the average cost of interest-bearing deposits to 1.08% for the quarter ended September 30, 2010 compared to an average cost of 1.28% for the prior year period as higher cost institutional deposits were replaced with lower cost core deposits and transactional accounts.
For the six month period ended September 30, 2010, interest expense decreased $0.8 million, or 12.28% to $5.0 million, compared to $5.8 million for the prior year period. The decrease in interest expense resulted primarily from a 21 bps decrease in the average cost of interest bearing liabilities to 1.50%, compared to 1.71% for the prior year period. The decrease reflects a 30 bps reduction in the average cost of deposits to 1.09% compared to 1.39% for the prior year period.
Interest expense on borrowed money increased $0.1 million, or 4.55%, to $2.0 million for six months ended September 30, 2010, compared to $1.9 million for the prior year period. The increased expense is primarily due to an increase in the average cost of borrowed money of 24 bps to 3.39%, compared to 3.15% for the prior year period.
Provision for Loan Losses and Asset Quality
The Bank maintains an allowance for loan and lease losses (“ALLL”) that management believes is sufficient to absorb inherent and probable losses in its loan portfolio. The adequacy of the ALLL is determined by management’s continuing review of the Bank’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential as well as the risk inherent in various components of the portfolio. As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
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

The following table summarizes the activity in the ALLL for the six month period ended September 30, 2010 and fiscal year-end March 31, 2010 (dollars in thousands):

	Six Months
	Ended	Fiscal Year
	September 30,	Ended March
	2010	31, 2010

Beginning Balance	$12,000	$7,049

Less: Charge-offs:	(8,677)	(2,958)

Add: Recoveries	25	64

Provision for Loan Losses	14,077	7,845

Ending Balance	$17,425	$12,000

Ratios:
Net charge-offs to average loans outstanding	2.67%	0.43%
Allowance to total loans	2.81%	1.79%
Allowance to non-performing loans	21.85%	25.23%
The Bank recorded a $7.8 million provision for loan losses in the quarter ended September 30, 2010 compared to $1.3 million for the prior year period. The increased provision is in response to the Company’s current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At September 30, 2010, non-performing loans totaled $79.8 million, or 10.56% of total assets compared to $47.6 million or 5.91% of total assets at March 31, 2010. Total delinquencies increased quarter-over-quarter by 1.3% to $116.7 million or 15.5% of total assets. The ALLL was $17.4 million at September 30, 2010, which represents a ratio of the ALLL to non-performing loans of 21.85% compared to 25.23% at March 31, 2010. The ratio of the ALLL to total loans was 2.81% at September 30, 2010 up from 1.79% at March 31, 2010.
For the six-month period ended September 30, 2010, the Company recorded a $14.1 million provision for loan losses compared to $2.0 million for the prior year period. This increase in required provision was due to an increase in non-accruals loans of $32.2 million, or 67.7%, to $79.8 million compared to the March 31, 2010 as well as the increased level of delinquencies.

Non-performing Assets
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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2010, loans classified as a troubled debt restructuring totaled $18.7 million.
At September 30, 2010, non-performing assets totaled $79.8 million, or 10.57%, of total assets compared to $47.6 million or 5.91% of total assets at March 31, 2010. The increase in non-performing loans impacted all loan types except business loans with the largest increase in construction loans. The Bank continues its proactive approach to working with borrowers to resolve early stage delinquencies; however, given the continued distressed economic climate there has been an increase in the 30-89 day delinquency category of $13.8 million to $36.9 million or 5.97% of loans receivable at September 30, 2010 compared to $23.1 million or 3.45% at March 31, 2010. Uncertainty still remains with respect to the timing of a sustained economic recovery which may affect the ability of borrowers to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):

	September	June	March	December	September
	2010	2010	2010	2009	2009
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$14,583	$14,320	$7,682	$5,009	$3,297
Multifamily	14,103	16,923	10,334	6,406	5,988
Non-residential	11,189	13,249	6,315	3,831	4,933
Construction	36,145	34,792	17,413	12,719	9,808
Business	3,699	7,031	5,799	5,138	2,760
Consumer	37	15	28	35	31

Total non-accrual loans	79,756	86,330	47,571	33,138	26,817

Other non-performing assets (2):
Real estate owned	19	1	66	28	67

Total other non-performing assets	19	1	66	28	67

Total non-performing assets (3)	$79,775	$86,331	$47,637	$33,166	$26,884

Accruing loans contractually past due > 90 days (4)	1,765	478	1,411	305	987

Non-performing loans to total loans	12.88%	13.34%	7.10%	4.86%	3.92%
Non-performing assets to total assets	10.57%	10.74%	5.91%	4.12%	3.33%

(1)
Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan.

(2)
Other non-performing assets generally represent property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure). These assets are recorded at the lower of their cost or fair value.

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

(4)	Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At September 30, 2010, the Bank had $8.6 million in subprime loans, or 1.4%, of its total loan portfolio of which $4.4 million are non-performing loans.
Non-Interest Income
Non-interest income increased $2.9 million, or 433.6%, to $2.2 million for the second quarter, compared to a loss of $0.7 million for the prior year period. The increase is primarily due to lower valuation adjustments on loans held for sale of $2.1 million to reflect loans held for sale at the lower of cost or fair value, a gain on the sale of investment securities of $0.7 million and higher fee income on New Market Tax Credit (NMTC) transactions of $0.3 million, partially offset by lower loan and deposit fees of $0.2 million.
Non- interest income increased $3.6 million during the six month period ending September 30, 2010 to $4.1 million compared to $0.5 million in the prior year period. The increase was primarily due to fees of $1.1 million received on three NMTC transactions as well as a reduction of $2.1 million in the amount required to reflect loans held for sale at the lower of cost or fair value.
Non-Interest Expense
Non-interest expense increased $0.7 million, or 10.1%, to $7.6 million compared to $6.9 million for the prior year period. This change was primarily due to increased loan related expenses of $0.4 million, increased consulting expenses of $0.2 million and increased FDIC insurance premium charges of $0.1 million.
Non-interest expense increased $1.1 million during the six month period ending September 30, 2010 to $15.1 million compared to $14.0 million in the prior period. The increase was primarily due to loan related expenses of $0.5 million and increased consulting expenses of $0.2 million.
Income Tax Benefit
The income tax expense was $17.0 million for the quarter ended September 30, 2010 compared to an income tax benefit of $0.8 million for the prior year period. The income tax expense for the three month period ending September 30, 2010 consisted of an income tax benefit of $3.7 million, primarily due to the Company’s loss before income taxes in the current quarter compared to the smaller loss in the prior year period. This benefit is offset by an income tax expense that is associated with the establishment of a $20.7 million valuation allowance against the deferred tax asset recorded during the quarter. In addition, the current quarter reflects the utilization of credits of $0.6 million on NMTC transactions. Management has concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax asset and thus, a valuation allowance of $20.7 million was recorded during the quarter. This valuation allowance does not preclude the Company from utilizing the accumulated deferred tax asset to offset future earnings.
The income tax benefit was $6.0 million for the six month period ended September 30, 2010, compared to a prior year benefit of $1.2 million. The income tax expense recorded for the six month period ended September 30, 2010 consisted of an income tax benefit of $6.0 million primarily due to the Company’s loss before income taxes in the first six months of the year compared to the prior year. This benefit is offset by an income tax expense that is associated with establishment of a $20.7 million valuation allowance against the Company’s deferred tax asset recorded during the period. In addition, the current period reflects utilization of credits of $1.2 million on NMTC transactions. Management has concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax asset and thus, a valuation allowance of $20.7 million was recorded during the quarter.
The Company is currently exploring options to divest its interest in the remaining $6.6 million of additional NMTC tax credits it expects to receive through the period ending March 31, 2014. The Company’s ability to utilize the deferred tax asset generated by NMTC as well as other deferred tax assets depends on its ability to generate sufficient taxable income from operations or from potential tax strategies to generate taxable income in the future. Since the Company has established a valuation allowance on the total amount of its net deferred tax asset, management believes there is greater economic benefit to the Company in divesting its interest in these tax credits.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2010 in Item 7A of the Company’s 2010 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at September 30, 2010 compared to March 31, 2010.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2010, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also eliminates our primary regulator, the Office of Thrift Supervision and designates the Comptroller of the Currency to become our primary bank regulator. Moreover, the Dodd-Frank Act permits States to adopt stricter consumer protection laws and authorizes State attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also may affect the preemption of State laws as they affect subsidiaries and agents of federally chartered banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect that the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

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
ITEM 4. Reserved
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

CARVER BANCORP, INC.

Date: November 15, 2010	/s/ Deborah C. Wright Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/ Chris A. McFadden Chris A. McFadden
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)