Form 10-Q
period 2010-12-31
CARVER BANCORP INC
filed 2011-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,484,285

Class	Outstanding at December 31, 2010

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,645	$37,513
Money market investments	7,055	833

Total cash and cash equivalents	52,700	38,346
Investment securities:
Available-for-sale, at fair value	51,114	43,050
Held-to-maturity, at amortized cost (fair value of $19,560 and $12,603 at December 31, 2010 and March 31, 2010, respectively)	19,049	12,343

Total securities	70,163	55,393

Loans held-for-sale (“HFS”)	1,700	—

Loans receivable:
Real estate mortgage loans	547,190	600,913
Commercial business loans	53,776	67,695
Consumer loans	1,346	1,403

Loans, net	602,312	670,011
Allowance for loan losses	(21,322)	(12,000)

Total loans receivable, net	580,990	658,011
Premises and equipment, net	11,428	12,076
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,353	4,107
Bank owned life insurance	10,042	9,803
Accrued interest receivable	2,773	3,539
Core deposit intangibles, net	114	228
Deferred Tax Asset (net of valuation allowance)	—	14,321
Other assets	10,240	9,650

Total assets	$743,503	$805,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$105,671	$115,817
Non-Interest Bearing Checking	81,711	58,792
NOW	41,885	43,593
Money Market	69,235	67,122
Certificates of Deposit	290,406	317,925

Total Deposits	588,908	603,249
Advances from the FHLB-NY and other borrowed money	112,535	131,557
Other liabilities	9,204	8,982

Total liabilities	710,647	743,788

Stockholders’ equity:
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series A shares, with a liquidation preference of $1,000.00 per share, issued and outstanding at March 31, 2010 exchanged for 18,980 Series B shares with a liquidation preference of $1,000.00 per share, issued and outstanding December 31, 2010	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,484,285 and 2,474,719 shares outstanding at December 31, 2010 and March 31, 2010, respectively)	25	25
Additional paid-in capital	26,330	24,374
Retained earnings	(15,879)	18,806
Non-controlling interest	4,637	—
Treasury stock, at cost (40,406 and 49,972 shares at December 31, 2010 and March 31, 2010, respectively)	(568)	(697)
Accumulated other comprehensive income	(669)	198

Total stockholders’ equity	32,856	61,686

Total liabilities and stockholders’ equity	$743,503	$805,474

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009 *
Interest Income:
Loans	$8,021	$9,361	$25,656	$28,149
Mortgage-backed securities	460	632	1,572	2,063
Investment securities	105	73	263	259
Money market investments	19	114	77	129

Total interest income	8,605	10,180	27,568	30,600

Interest expense:
Deposits	1,366	1,637	4,386	5,452
Advances and other borrowed money	960	1,063	2,984	2,999

Total interest expense	2,326	2,700	7,370	8,451

Net interest income	6,279	7,480	20,198	22,149

Provision for loan losses	6,242	1,286	20,318	3,290

Net interest income after provision for loan losses	37	6,194	(120)	18,859

Non-interest income:
Depository fees and charges	725	757	2,224	2,256
Loan fees and service charges	183	186	618	753
Gain on sale of securities, net	1	446	764	446
(Loss)/Gain on sales of loans, net	(1)	(223)	7	(220)
Gain (Loss) on sale of real estate owned
New Market Tax Credit (“NMTC”) fees	473	431	1,654	506
Lower of Cost or market adjustment on loans held for sale	—	—	—	(2,136)
Other	349	1,357	569	1,824

Total non-interest income	1,730	2,954	5,836	3,429

Non-interest expense:
Employee compensation and benefits	2,664	3,053	8,771	9,366
Net occupancy expense	928	1,624	2,880	3,765
Equipment, net	587	569	1,672	1,569
Consulting fees	498	205	1,043	574
Federal deposit insurance premiums	502	255	1,253	1,303
Other	2,459	3,228	7,120	6,352

Total non-interest expense	7,638	8,934	22,739	22,929

(Loss)/Income before income taxes	(5,871)	214	(17,023)	(641)
Income tax expense/(benefit)	2,317	(574)	17,018	(1,810)

Net (loss) income	$(8,188)	$788	$(34,041)	$1,169

(Loss)/Earnings per common share:	$(3.30)	$0.22	$(13.84)	$0.18

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended December 31, 2010
(In thousands)
(Unaudited)

							Accumulated
					Non-		Other	Total
		Common	Additional Paid-	Treasury	controlling	Retained	Comprehensive	Stockholders’
	Preferred Stock	Stock	In Capital	Stock	interest	Earnings	Income (Loss)	Equity
Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	—	$18,806	$198	$61,686
Net loss	—	—	—	—	—	(34,041)	—	(34,041)
Minimum pension liability adjustment	—	—	—	—	—	—	(110)	(110)
Reclassification of gains included net of taxes	—	—	—	—	—	—	(458)	(458)
Change in net unrealized Gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(299)	(299)

Comprehensive income (loss), net of taxes:	—	—	—	—	—	(34,041)	(867)	(34,908)
Non Controlling Interest on sale of NMTC Equity interest in investments	—	—	—	—	6,655	—	—	6,655
Transfer between Controlling and Non Controlling Interest	—	—	2,018	—	(2,018)	—	—	—
Common Dividends paid	—	—	—	—	—	(124)	—	(124)
Preferred Dividends paid	—	—	—	—	—	(588)	—	(588)
Accrued Preferred Dividends	—	—	(68)	—	—	68	—	—
Treasury stock activity	—	—	3	129	—	—	—	132
Stock based compensation	—	—	3	—	—	—	—	3

Balance—December 31, 2010	$18,980	$25	$26,330	$(568)	$4,637	$(15,879)	$(669)	$32,856

See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009*
OPERATING ACTIVITIES
Net (loss)/income	$(34,041)	$1,169
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	20,318	3,290
Deferred Tax Asset and related valuation allowance	14,461	—
Provision for REO losses	38	—
Stock based compensation expense	57	5
Depreciation and amortization expense	1,146	1,371
Amortization of intangibles	114	114
Loss from sale of real estate owned	20	14
Gain on sale of building	—	(1,172)
Gain on sale of securities	(764)	(446)
Gain on sale of loans	(7)	220
Market Adjustment on Held For Sale Loans	—	2,136
Originations of loans held-for-sale	(2,413)	(1,464)
Proceeds from sale of loans held-for-sale	2,413	1,635
(Increase) decrease in accrued interest receivable	766	281
(Increase) decrease in loan premiums and discounts and deferred charges	(510)	428
(Increase) decrease in premiums and discounts — securities	(695)	311
(Increase) decrease in other assets	(1,832)	8,449
Increase (decrease) in other liabilities	222	(515)

Net cash used in operating activities	(707)	(1,300)

INVESTING ACTIVITIES
Purchases of securities:
Available-for-sale	(77,106)	(23,657)
Held-to-maturity	(7,994)	—
Proceeds from principal payments, maturities, calls and sales of securities:
Available-for-sale	68,444	35,601
Held-to-maturity	1,407	2,208
Originations of loans held-for-investment	(18,680)	(96,360)
Loans purchased from third parties	—	(10,760)
Principal collections on loans	75,246	78,634
Proceeds on sale of loans	900	—
(Purchase ) redemption of FHLB-NY stock	754	(923)
Disposals /(Additions) to premises and equipment	(498)	3,302
Proceeds from sale of real estate owned	7	562

Net cash provided by (used in) investing activities	42,480	(11,393)

FINANCING ACTIVITIES
Net decrease in deposits	(14,340)	(18,431)
Net change in borrowings of FHLB-NY advances and other borrowings	(19,022)	38,548
Increase in capital	6,655	—
Dividends paid	(712)	(1,457)

Net cash (used in) provided by financing activities	(27,420)	18,660

Net (decrease) increase in cash and cash equivalents	14,353	5,967
Cash and cash equivalents at beginning of period	38,347	13,341

Cash and cash equivalents at end of period	$52,700	$19,308

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(672)	$402
Transfers from loans held-for-investment to loans held-for-sale	$2,600	$—
Cash paid for-
Interest	$7,458	$8,214
Income taxes	$1,224	$88

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp, an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, Carver Federal Savings Bank (“CFSB”) Realty Corp, Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp, which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
In September 2003, the Holding Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Holding Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes.
Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has nine branches located throughout the City of New York that primarily serve the communities in which they operate.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidated financial statement presentation
The consolidated financial statements include the accounts of the Holding Company, the Bank and the Bank’s wholly owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp, Carver Community Development Corporation, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2010 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, and the fair value of financial instruments. Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.
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
In June 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative non-governmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All previously existing non Securities and Exchange Commission (“SEC”) accounting standards documents are superseded. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. The Company’s policies were not affected by the conversion to ASC. However, references to specific accounting guidance in the Company’s financial statements have been changed to the appropriate section of the ASC.
Reclassifications
Certain amounts in the consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation.
Restatement of Third Quarter Fiscal 2010 Results to Reflect the Correct Estimated Value of Certain Residential Mortgage Loans
As previously disclosed in a Form 8-K filed with the SEC on July 15, 2010, the Company restated the previously reported operating results for the third fiscal quarter ended December 31, 2009. This was to adjust the estimated fair value of certain residential mortgage loans, which were previously classified as Held-for-Sale. The adjustment reduced net income for the nine month period ended December 31, 2009 from $2.3 million to $1.2 million. For additional information, please review the Company’s Form 10-K for the year ended March 31, 2010 and the Form 8-K filed on July 15, 2010. All financial information provided herein reflects these restated amounts.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended December 31 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009*
Earnings per common share — basic
Net (loss) income	$(8,188)	$788	$(34,041)	$1,169
Less: CPP Preferred Dividends	82	237	588	712
Dividends paid and undistributed (losses)/earnings allocated to participating securities	(59)	4	(248)	8

Net Income Available to Common Shareholders	$(8,211)	$547	$(34,381)	$449

Weighted average common shares outstanding	2,484,285	2,474,719	2,483,350	2,473,164

Earnings per common share	$(3.30)	$0.22	$(13.84)	$0.18

Earnings per common share — diluted
Net income		$788		$1,174
Less: CPP Preferred Dividends		237		712
Dividends paid and undistributed earnings allocated to participating securities		4		8

Net Income Available to Common Shareholders		$547		$454

Weighted average common shares outstanding — basic		2,474,719		2,473,164
Effect of dilutive securities — stock options and unvested restricted stock		18,223		18,223

Weighted average shares outstanding — diluted		2,492,942		2,491,387

Earnings per common share		$0.22		$0.18

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION
All stock-based compensation is recognized as an expense measured at the fair value of the award. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense recognized for the nine months ended December 31, 2010 and 2009 totaled $51,000 and $5,000 respectively.
NOTE 5. BENEFIT PLANS
Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan. The benefits are based on each employee’s term of service through the date of curtailment. The plan was curtailed during the fiscal year ended March 31, 2001.
NOTE 6. COMMON STOCK DIVIDEND
As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. While no assurance can be given that the payment of cash dividends will resume, the Board will continue to monitor business conditions, the Company’s capitalization and profitability levels, asset quality and other factors in considering whether to resume such payments in the future.
NOTE 7. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At December 31, 2010, the Bank had no securities classified as trading. At December 31, 2010, $51.1 million, or 72.9% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $19.0 million or 27.1% were classified as held-to-maturity.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$31,383	$8	$(403)	$30,988
Federal Home Loan Mortgage Corporation	1,972	—	(66)	1,906
Federal National Mortgage Association	4,538	—	(92)	4,446
Other	45	—	—	45

Total mortgage-backed securities	37,938	8	(561)	37,385
U.S. Government Agency Securities	13,970	—	(241)	13,729

Total available-for-sale	51,908	8	(802)	51,114

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	8,019	226	—	8,245
Federal Home Loan Mortgage Corporation	8,373	170	—	8,543
Federal National Mortgage Association	2,532	117	(1)	2,648

Total mortgage-backed securities	18,924	513	(1)	19,436
Other	125	—	(1)	124

Total held-to-maturity	19,049	513	(2)	19,560

Total securities	$70,957	$521	$(804)	$70,674

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,993	$27	$(114)	$23,906
Federal Home Loan Mortgage Corporation	4,293	232	—	4,525
Federal National Mortgage Association	12,469	283	(2)	12,750
Other	352	85	(52)	385

Total mortgage-backed securities	41,107	627	(168)	41,566
U.S. Government Agency Securities	1,496	—	(12)	1,484

Total available-for-sale	42,603	627	(180)	43,050

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	430	41	—	471
Federal Home Loan Mortgage Corporation	8,797	74	—	8,871
Federal National Mortgage Association	2,976	147	—	3,123

Total mortgage-backed securities	12,203	262	—	12,465
Other	140	—	(2)	138

Total held-to-maturity	12,343	262	(2)	12,603

Total securities	$54,946	$889	$(182)	$55,653

The following table sets forth the unrealized losses and fair value of securities at December 31, 2010 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(561)	$36,076	$—	$—	$(561)	$36,076
Agencies	(241)	13,729	—	—	$(241)	$13,729

Total available-for-sale	$(802)	$49,805	$—	$—	$(802)	$49,805

Held-to-Maturity:
Mortgage-backed securities	$(1)	$354	$—	$—	$(1)	$354
Other	—	—	(1)	124	(1)	124

Total held-to-maturity	$(1)	$354	$(1)	$124	$(2)	$478

Total securities	$(803)	$50,159	$(1)	$124	$(804)	$50,283

The following table sets forth the unrealized losses and fair value of securities at March 31, 2010 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale:
Mortgage-backed securities	$(42)	$13,172	$(126)	$7,682	$(168)	$20,855
Agencies	(12)	1,484	—	—	(12)	1,484

Total available-for-sale	$(54)	$14,656	$(126)	$7,682	$(180)	$22,339

Held-to-Maturity:
Other	—	—	(2)	137	(2)	137

Total held-to-maturity	$—	$—	$(2)	$137	$(2)	$137

Total securities	$(54)	$14,656	$(128)	$7,819	$(182)	$22,476

A total of eighteen securities had an unrealized loss at December 31, 2010 compared to seven at March 31, 2010, based on estimated fair value. The composition of securities in the unrealized loss position were: one Government National Mortgage Association (“GNMA”) mortgage backed securities, three Federal National Mortgage Association (“FNMA”) mortgage backed securities, eight Agency bonds, four Agency Commercial Mortgage Obligations (“CMO’s”) and two Small Business Association (“SBA”) loan pools. These represented 11%, 10%, 27%, 51% and less than 1% of securities which had an unrealized loss at December 31, 2010, respectively. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank’s experience. The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings. When there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. At December 31, 2010, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

NOTE 8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real-Estate, Construction, Business, Small Business Administration, Consumer and Other Loans
The Allowance for Loan and Lease Losses (“ALLL”) reflects management’s judgment in the evaluation of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to calculate the ALLL each quarter. To determine the total ALLL, management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis.
The General Allowance for Pass rated loans and Criticized and Classified loans is determined in accordance with ASC Topic 450 (formerly known as SFAS No. 5) whereby management evaluates the risk of loss potential of homogeneous pools of loans which are segmented by loan type and then by risk rating. The loan types include; i) One-to-Four family mortgages, ii) Multifamily, iii) Commercial Real Estate, iv) Construction, v) Business, vi) Small Business Administration, and vii) Consumer loans.
To determine the balance of the ALLL, management evaluates the risk of potential loss to these pools of homogenous pass rated or criticized and classified loans, which are risk rated special mention, substandard and doubtful. This analysis is based upon a review of 10 different factors that are then applied to the homogenous pools of loans. The first factor utilized is actual historical loss experience by loan type expressed as a percentage of the average outstanding of all loans within the loan type over the prior four quarters. Because actual loss experience alone may not adequately predict the level of losses imbedded in a portfolio, management also reviews nine qualitative factors to determine if reserves should be increased based upon any of those factors. These nine factors are reviewed and analyzed for each loan type and each risk rating. The lower the risk rating, the greater the risk for potential loss.
The Specific Allowance for Classified loans is determined in accordance with ASC Topic 310 (formerly known as SFAS No. 114) which is the primary basis for individually determining if a loan is impaired, and if impaired, valuing the impairment amount of specific loans whose collectability is questionable. The standard requires the use of one of the following three approved methods to estimate the amount to be reserved and/or charged off: i) the present value of expected future cash flow discounted at the loan’s effective interest rate, ii) the loan’s observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.
Classified loans with at risk balances of $1 million or more are identified and reviewed for individual evaluation for impairment. Carver also performs an impairment analysis on all trouble debt restructurings (“TDRs”). If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined not to be impaired, it is then placed in the appropriate homogeneous pool of Classified loans to be evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent, in which case the loan balance is written down, or if it is other than permanent, the Bank establishes a specific valuation reserve that is included in the total ALLL. Also, in accordance with guidance, if there is no impairment amount, no reserve is established for the loan.
From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts or release balances from the ALLL. The ALLL is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends. Individual loan risk ratings are evaluated based on the specific facts related to that loan. Additions to the ALLL are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the ALLL, while recoveries of previously charged off amounts are credited to the ALLL.

The following is a summary of loans receivable, net of allowance for loan losses at December 31, 2010 and March 31, 2010 (dollars in thousands).

	December 31, 2010		March 31, 2010
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$86,585	14.27%	$90,150	13.40%
Multifamily	132,901	21.90%	141,702	21.06%
Non-residential	249,560	41.11%	259,619	38.59%
Construction	82,242	13.55%	111,348	16.55%
Business	54,268	8.94%	68,523	10.19%
Consumer and other (1)	1,346	0.22%	1,403	0.21%

Total loans receivable	606,902	100.00%	672,745	100.00%

Add:
Premium on loans	118		130
Less:
Deferred fees and loan discounts	(4,708)		(2,864)
Allowance for loan losses	(21,322)		(12,000)

Total loans receivable, net	$580,990		$658,011

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
The following is an analysis of the allowance for loan losses for the nine month periods ended December 31, 2010 (in thousands).

	One-to-four
	family	Multi-Family	Commercial Real			Consumer and
	Residential	Mortgage	Estate	Construction	Business	Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$1,035	$1,566	$2,613	$3,831	$2,069	$60	$826	$12,000
Charge-offs:	136	2,796	599	4,975	2,515	8	—	11,029
Recoveries:	—	—	1	—	15	17	—	33
Provision for Loan Losses	2,031	6,289	2,496	7,196	3,108	24	(826)	20,318

Ending Balance	$2,930	$5,059	$4,511	$6,052	$2,677	$93	$—	$21,322

Ending Balance: collectively evaluated for impairment	381	2,249	1,347	184	1,589	68	—	5,817
Ending Balance: individually evaluated for impairment	2,549	2,810	3,165	5,868	1,088	25	—	15,505
Financing Receivables Ending Balance:	84,251	132,668	248,068	82,203	53,776	1,346	—	602,312
Ending Balance: collectively evaluated for impairment	59,671	113,567	206,314	2,799	42,770	1,266	—	426,387
Ending Balance: individually evaluated for impairment	24,580	19,101	41,754	79,404	11,006	80	—	175,925

The following is a summary of non-performing loans at December 31, 2010 (in thousands).

December 31,
2010
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One- to four-family	$16,290
Multifamily	14,076
Non-residential	12,231
Construction	40,060
Business	7,471
Consumer	20

Total non-accrual loans	90,148

Non-performing loans totaled $90.1 million at December 31, 2010 versus $47.6 million at March 31, 2010. Non-performing loans at December 31, 2010, were comprised of $66.7 million of loans 90 days or more past due and non-accruing, $4.6 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $18.9 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
Non-performing loans at March 31, 2010, were comprised of $14.2 million of loans 90 days or more past due and non-accruing, $21.9 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $11.5 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

Loans not meeting the criteria under the credit quality indicators described below that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category by class of loans is as follows (in thousands):

	Multi-Family	Commercial
	Mortgage	Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	113,568	206,313	2,799	42,770
Special Mention	1,333	5,586	32,014	5,416
Substandard	17,396	35,351	40,229	5,501
Doubtful	372	817	7,161	89

Total	$132,669	$248,067	$82,203	$53,776

	One-to-four family	Consumer and
	Residential	Other
Credit Risk Profile Based on Payment Activity:
Performing	$67,961	$1,326
Non-Performing	16,290	20

Total	$84,251	$1,346

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2010. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection (in thousands).

	30-59 Days	60-89 Days	Greater Than	Total Past				Total Financing
	Past Due	Past Due	90 Days	Due	Impaired (1)	TDR (2)	Current	Receivables

One-to-four family residential	$6,567	$5,343	$8,706	$20,615	$501	$7,318	$55,816	$84,251
Multi-family mortgage	227	1,963	12,932	15,122	1,144	—	116,403	132,669
Commercial real estate	4,000	2,607	5,377	11,985	—	7,299	228,784	248,067
Construction	—	—	35,000	35,000	923	4,137	42,143	82,203
Business	9,337	4	4,629	13,969	2,003	838	36,965	53,776
Consumer and other	1	31	20	52	—		1,294	1,346

Total	$20,132	$9,948	$66,664	$96,744	$4,571	$19,592	$481,405	$602,312

(1)	Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

(2)
$0.7 million are TDR loans that have performed in accordance with their modified terms for at least six months and are considered performing.

$18.9 million have not performed in accordance with their modified terms for more than six months and are considered non performing. Currently they are represented in the following TDR categories:

$6.8 million loans are non accrual as they are not performing in accordance with their modified terms

$4.4 million are 30-59 days past due.

$0.06 million loans are 60-89 days past due.

$7.7 million are greater than 90 days past due.

The following table presents the recorded investment and unpaid principal balances for impaired loans and TDR loans ($19.6 million) with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.
Impaired Loans by Class
As of December 31, 2010
(In thousands)

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
With no specific allowance recorded:
One-to-four family residential	4,388	4,388
Multi-family mortgage	—	—
Commercial real estate	980	980
Construction	11,103	11,103
Business	2,156	2,156
Consumer and other	—	—

With an allowance recorded:
One-to-four family residential	4,299	4,299	348
Multi-family mortgage	11,562	11,562	2,189
Commercial real estate	7,938	7,938	329
Construction	22,289	32,150	1,345
Business	—	—
Consumer and other	—	—

Total
One-to-four family residential	8,687	8,687	348
Multi-family mortgage	11,562	11,562	2,189
Commercial real estate	8,918	8,918	329
Construction	33,392	43,253	1,345
Business	2,156	2,156
Consumer and other	—	—

NOTE 9. INCOME TAXES
The components of income tax expense for the nine months ended December 31, 2010 are as follows (in thousands):

December 31,
2010
Federal income tax expense (benefit):
Current	$(1,850)
Deferred	2,439
Valuation Allowance	(16,173)

(15,584)

State and local income tax expense (benefit):
Current	(708)
Deferred	1,303
Valuation Allowance	(2,029)

(1,434)

Total income tax expense:	$(17,018)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the nine months ended December 31, 2010 (dollars in thousands):

	December 31,
	2010
	Amount	Percent

Statutory Federal income tax	$(5,788)	34.0%
State and local income taxes, net of Federal tax benefit	118	(0.7)%
New markets tax credit	0	—%
General business credit	(24)	0.1%
Tax Gain on Sale of NMTC	4,905	(28.8)%
Valuation allowance	18,203	(106.93)%
Other	(396)	2.3%

Total income tax expense	$17,018	(100.0)%

Carver Federal stockholders’ equity includes a $17.0 million tax expense for the period ended December 31, 2010, which has been segregated for federal income tax purposes as a bad debt reserve. For the period ended December 31, 2010, the total income tax expense of $17.0 million includes a $18.2 million valuation reserve taken on the Bank’s deferred tax assets. For the year ended March 31, 2010, the total income tax benefit of $2.9 million included a $0.5 million tax receivable deemed no longer collectible.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at December 31, 2010 and March 31, 2010 are as follows (in thousands):

	December 31,	March 31,
	2010	2010
Deferred Tax Assets:
Allowance for loan losses	$8,152	$4,080
Deferred loan fees	615	686
Compensation and benefits	29	58
Non-accrual loan interest	2,639	1,344
Capital loss carryforward	—	84
Purchase accounting adjustment	169	131
Net operating loss carry forward	(34)	112
New markets tax credit	5,947	7,322
Depreciation	110	316
Minimum pension liability	—	110
Market value adjustment on HFS loans	817	817
Other	390	180
Unrealized gain on available-for-sale securities	1	—

Total Deferred Tax Assets	18,835	15,240

Deferred Tax Liabilities:
Income from affiliate	632	738
Unrealized gain on available-for-sale securities	—	181

Total Deferred Tax Liabilities	632	919

Valuation Allowance	(18,203)	—

Net Deferred Tax Assets	$—	$14,321

Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. A valuation allowance of $18.2 million was recorded during the nine month period as management concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. The change in valuation allowance for the quarter ended December 31, 2010 amounted to $(2.5) million due to a reduction in the recognized deferred tax asset for the corresponding period.
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
The following table presents, by ASC 820 valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2010, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices
	in Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$693	$693
Investment securites:
Available for sale:
Government National Mortgage Association		$30,988	$—	$30,988
Federal Home Loan Mortgage Corporation		1,906	—	1,906
Federal National Mortgage Association		4,446	—	4,446
Other		13,729	45	13,774

Total Mortgage-Back Securities	$—	$51,069	$45	$51,114

Total assets	$—	$51,069	$738	$51,807

	Fair Value Measurements at March 31, 2010, Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$721	$721
Investment securites:
Available for sale:
U.S. Government Agency Securities	$—	$1,484	$—	$1,484
Residential Mortgage-Back Securities	—	41,181		41,181
Other	—	244	141	385

Total available for sale	$—	$42,909	$141	$43,050

Total assets	$—	$42,909	$862	$43,771

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at December 31, 2010 and March 31, 2010.
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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2010 and 2009:

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning balance, March 31, 2010	$721	$45
Activities:	—	—
Unrealized gain (loss)	(28)	—

Ending balance, December 31, 2010	$693	$45

	Mortgage	Securities
	Servicing	Available for
(in thousands)	Rights	Sale
Beginning April 1, 2009	$451	$45
Additions	177	—
Unrealized gain	52	—

Ending balance, December 31, 2009	$680	$45

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2010 and March 31, 2010 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at December 31, 2010, Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Held For Sale Loans	$—	$1,700	$—	$1,700
Certain impaired loans	$—	$44,447	$—	$44,447

Fair Value Measurements at March 31, 2010, Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Certain impaired loans	$—	$23,487	$—	$23,487
The valuation methodology for loans held for sale for the period ended December 31, 2010 was based upon an offered purchase price.
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
The carrying amounts and estimated fair values of the Bank’s financial instruments at December 31, 2010 and March 31, 2010 are as follows (in thousands):

	December 31, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$52,700	$52,700	$38,346	$38,346
Securities available-for-sale	51,114	51,114	43,050	43,050
FHLB Stock	3,353	3,353	4,107	4,107
Securities held-to-maturity	19,049	19,560	12,343	12,603
Loans Held For Sale	1,700	1,700	—	—
Loans receivable	580,990	588,777	658,011	664,522
Accrued interest receivable	2,773	2,773	3,539	3,539
Mortgage servicing rights	693	693	721	721
Financial Liabilities:
Deposits	$588,908	$568,257	$603,249	$579,023
Advances from FHLB of New York	50,064	50,382	69,086	69,339
Repurchase agreement	30,000	30,182	30,000	30,180
Other borrowed money	32,471	30,995	32,471	33,325
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

Loans held-for-sale
The valuation methodology for loans held for sale for the period ended December 31, 2010 was based upon an offered purchase price.
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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of December 31, 2010 and March 31, 2010. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

NOTE 12. VARIABLE INTEREST ENTITIES
The Holding Company’s subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc. Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.
The Bank’s subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award’s Allocation Agreement between the Community Development Financial Institutions (“CDFI”) Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million, of which $19.0 million was a qualified equity investment, and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the non controlling interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under the then existing accounting guidance based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million.
At December 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank was exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities were consolidated in the Bank’s Statement of Financial Condition as of December 31, 2010 and 2009 resulting in the consolidation of assets of approximately $39 million and $40 million, respectively. During December 2010 Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash. Since Carver continues to be exposed to the majority of the variability associated with the entities, management has determined that Carver continues to be the primary beneficiary of the entities. As a result, the CDEs have been consolidated and the investor’s equity investment of $6.7 million has been reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new market tax credit on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.8 million. At December 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidelines related to accounting for contingencies.
In May 2009, the Bank received an additional NMTC award in the amount of $65 million.
In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million of the second NMTC award and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million. At December 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

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
In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million of the second NMTC award and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-14. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.9 million. At December 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $8.7 million and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-18. In December 2010, the Bank transferred the remaining $4.6 million rights to an investor in the same NMTC project and recognized a gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $5.2 million. At December 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
In August 2010, the Bank transferred rights to an investor in a NMTC project totaling $6.6 million and recognized a gain on the transfer of rights of $0.3 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-19. In December 2010, the Bank transferred the remaining $4.1 million rights to an investor in the same NMTC project and recognized an additional gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor’s ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.2 million. At December 31, 2010, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
NOTE 13. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS
Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for ‘The Company’ beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for ‘the Company’ on April 1, 2010.

ASU No. 2010-18, “Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the Emerging Issues Task Force (“EITF”) that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU No. 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with evidence of credit deterioration. The new guidance is not expected to have a material impact on ‘The Company’s consolidated financial statements.
In July 2010, the FASB issued guidance related to disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ASU No. 2010-20, Receivables (Topic 310) which requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the roll forward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010. The required disclosures for the period have been included in the footnotes to the financial statements.
In June 2009, the FASB issued guidance on Variable Interest Entities (“VIE”) (ASC Subtopic 860-10) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 167), which amended the previous guidance applicable to VIE’s and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC Subtopic 860-10 requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on April 1, 2010 and there was no material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
NOTE 14. SUBSEQUENTS EVENTS
As previously announced on February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS is issuing this Order based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital.
The Order includes a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk Based Capital Ratio of 13% by April 30, 2011. The Orders also contains restrictions on future extensions of credit and requires the development of various procedures to improve the Bank’s asset quality. For additional information regarding the Order please see the Form 8-K filed with the SEC on February 10, 2011. As a result, the Company is in an active process with several investors to raise new capital. There can be no assurance, however, that any of these efforts will be successful. To the extent that the Company is not successful in its efforts to meet these capital directives by April 30, 2011, the Company must submit a Contingency Plan that is acceptable to the OTS. This Contingency Plan must detail the actions the Company will take, with specific timeframes, to either merge with or be acquired by another federally insured depository institution or holding company or to voluntarily dissolve the Company.
Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior OTS approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company’s fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury and have deferred Carver Statutory Trust I debenture interest payments.

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
Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the OTS following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $744 million in assets as of December 31, 2010 and employed approximately 124 employees as of December 31, 2010.
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
New Markets Tax Credit Award
In June 2006, Carver Federal was selected by the United States Department of Treasury (“US Treasury”) in a highly competitive process, to receive an award of $59 million in NMTC. The NMTC award is used to stimulate economic development in low- to moderate-income communities. The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program. The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment.
Recognition of the Bank’s $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award. In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project. The Bank’s NMTC allocation was fully invested as of December 31, 2008. During the seven year period beginning December 2006, assuming the Bank meets compliance requirements, the Bank will receive 39% of the $40.0 million invested award amount in tax benefits (5% over each of the first three years, and 6% over each of the next four years). In December 2010, the Company divested its interest in the remaining $7.8 million of additional NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purposes entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interests. In addition, Carver still provides the funding to the underlying projects. The $6.7 million investor equity is classified as non-controlling interest in the Statement of Financial Condition.
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

In March 2010, the Bank transferred rights to investors in NMTC projects totaling $44.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investments to be made by the investors. The Bank also recorded deferred income of $0.6 million related to the transfer that is expected to be recognized into income in future periods after the ultimate investments are made. In June 2010, the investors made qualifying investments of $8.7 million of the $44.5 million noted above. The Bank released into earnings $0.2 million of the deferred income and also recognized additional income of $0.2 million related to these investments. In August 2010, the investors made qualifying investments of $6.6 million of the $44.5 million noted above. The Bank released into earnings $0.2 million of the deferred income and also recognized additional income of $0.2 million related to these investments. In December 2010, the investors made qualifying investments of $8.7 million of the $44.5 million noted above. The Bank released into earnings $0.2 million of the remaining deferred income and also recognized additional income of $0.2 million related to these investments. In addition, CCDC has retained a 0.01% interest in three other entities created to facilitate the investments with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.
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
In August 2010, the Bank transferred rights to an investor in a NMTC project totaling $6.6 million and recognized a gain on the transfer of rights of $0.3 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investment made by the investor. In addition CCDC has retained a 0.01% interest in another entity created to facilitate the investment with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that its and CCDC’s involvement with these special purpose entities does not expose it to the majority of expected loss or residual returns and therefore it is not the primary beneficiary of these entities.

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
Allowance for Loan Losses
The adequacy of the Bank’s Allowance for Loan and Lease Losses (“ALLL”) is determined by the Bank, in consideration of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OTS on December 13, 2006 and in accordance with ASC Topic 450 (formerly known as SFAS No. 5, Accounting for Contingencies) and ASC Topic 310 (formerly known as SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is a great amount of judgment applied to developing the ALLL. As such, there can never be assurance that the ALLL provision accurately reflects the actual loss potential embedded in a loan portfolio. Further, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
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
The Bank maintains a general reserve allowance in accordance with ASC Topic 450 whereby management evaluates the risk of potential loss to a homogeneous pool of loans which are segmented by loan type and then by risk rating. The loan types include; i) One-to-Four family, ii) Multifamily, iii) Commercial Real Estate, iv) Construction, v) Business, and vi) Consumer loans.
To determine the balance of the general reserve allowance, management evaluates the risk of potential loss to these pools of homogenous pass rated or criticized and classified loans which are risk rated special mention, substandard and doubtful. This analysis is based upon a review of 10 different factors that are then applied to the homogenous pools of loans. The first factor utilized is actual historical loss experience by loan type expressed as a percentage of the average outstanding of all loans within the loan type over the prior four quarters. Because actual loss experience alone may not adequately predict the level of losses imbedded in a portfolio, management also reviews nine qualitative factors to determine if reserves should be increased based upon any of those factors. These nine factors are reviewed and analyzed for each loan type and each risk rating. The lower the risk rating, the greater the risk for potential loss.
The Bank also maintains a specific reserve allowance for classified loans that are reviewed for impairment in accordance with ASC Topic 310 guidelines and deemed to be impaired.
The specific reserve allowance for classified loans is determined in accordance with ASC Topic 310 (formerly known as SFAS No. 114) which is the primary basis for individually determining if a loan is impaired, and if impaired, valuing the impairment amount of specific loans whose collectability is questionable. The standard requires the use of one of the following three approved methods to estimate the amount to be reserved and/or charged off: i) the present value of expected future cash flow discounted at the loan’s effective interest rate, ii) the loan’s observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.

Classified loans with at risk balances of $1,000,000 or more and trouble debt restructurings with less than six months satisfactory loan payments are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310. If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined not to be impaired, it is then placed in the appropriate homogeneous pool of criticized and classified loans to be individually evaluated for potential losses. The impaired loans are then evaluated to determine the measurement of the impairment amount based on one of the three measurement methods noted above. If it is determined that there is impairment, the Bank then determines whether the impairment is permanent (that is a confirmed loss), in which case the loan balance is written down by the amount of the impairment, or if it is other than permanent, the Bank establishes a specific valuation reserve that is included in the total ALLL. However, in accordance with GAAP guidance, if there is no impairment amount, no reserve is established for the loan.
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
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of another-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2010, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

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
On August 6, 2002, the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. As of December 31, 2010, 176,174 shares of its common stock have been repurchased in open market transactions at an average price of $15.72 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the nine months ended December 31, 2010. As a result of the Company’s participation in the Trouble Asset Relief Program Capital Purchase Program (“TARP CPP”) (Series A) and Community Development Capital Initiative (“CDCI”) (Series B), the U.S. Treasury’s prior approval is required to make further repurchases
Liquidity and Capital Resources
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
The Bank’s policies are designed primarily to attract deposits from local residents and businesses through the Bank’s branches. The Bank also holds large deposits from various governmental agencies or authorities and corporations. The Bank’s branches on 116th Street and 145th Street in Harlem and its Jamaica branches operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. As of December 31, 2010, Carver Federal held $75.2 million in BDD deposits. BDD deposits are used by various municipal agencies to encourage banking operations in low- to moderate-income areas. The BDD deposits are subject to renewal during the fourth quarter of fiscal 2011. $15 million of the BDD deposits are expected to mature during the fourth quarter. While there is no assurance that the remaining deposits will be renewed, the Company expects that the majority of these deposits will remain with the Bank.
While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of December 31, 2010.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. At December 31, 2010, the Bank had $69.1 million in borrowings with a weighted average rate of 3.16% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB —NY has limited new borrowings to a tenor of one year. At December 31, 2010, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $8.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At December 31, 2010 and 2009, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $52.7 million and $19.3 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine month, ended December 31, 2010 total cash and cash equivalents increased $14.4 million reflecting cash used in financing activities of $27.4 million, cash used in operating activities of $0.7 million, and cash provided by investing activities of $42.5 million.
Net cash used in financing activities was $27.4 million, primarily resulting from decreases in core deposits of $14.3 million and the maturity of a fixed-rate note of $11.0 million in the first quarter and $8.0 million in the second. Net cash used in operating activities during this period was $0.7 million and was primarily the result of an increase in provision for loan losses offset by an increase in other assets and a non-cash valuation allowance taken on the deferred tax assets. Net cash provided by investing activities was $42.5 million is the result of loan pay downs and payoffs during the quarter.
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at December 31, 2010 (dollars in thousands):

		Tier 1 Risk-	Total Risk-
	Tier 1 Core	Based	Based
	Capital	Capital	Capital
	Ratio	Ratio	Ratio
GAAP Capital at December 31, 2010	$46,760	$46,760	$46,760

Add:
General valuation allowances	—	—	6,968
Qualifying subordinated debt	—	—	5,000
Other	292	292	292
Deduct:
Unrealized gains on securities available-for-sale, net	(377)	(377)	(377)
Goodwill and qualifying intangible assets, net	114	114	114

Regulatory Capital	$47,315	$47,315	$59,283
Minimum Capital requirement	11,158	29,755	43,826

Regulatory Capital Excess	$36,157	$17,560	$15,457

Capital Ratios	6.36%	8.64%	10.82%

Bank Regulatory Matters
As previously announced on February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS is issuing this Order based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital.
The Order includes a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk Based Capital Ratio of 13% by April 30, 2011. The Orders also contains restrictions on future extensions of credit and requires the development of various procedures to improve the Bank’s asset quality. For additional information regarding the Order please see the Form 8-K filed with the SEC on February 10, 2011. As a result, the Company is in an active process with several investors to raise new capital. There can be no assurance, however, that any of these efforts will be successful. To the extent that the Company is not successful in its efforts to meet these capital directives by April 30, 2011, the Company must submit a Contingency Plan that is acceptable to the OTS. This Contingency Plan must detail the actions the Company will take, with specific timeframes, to either merge with or be acquired by another federally insured depository institution or holding company or to voluntarily dissolve the Company.
Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior OTS approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company’s fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury and have deferred Carver Statutory Trust I debenture interest payments.

Comparison of Financial Condition at December 31, 2010 and March 31, 2010
Assets
At December 31, 2010, total assets decreased $62.0 million, or 7.7%, to $743.5 million compared to $805.5 million at March 31, 2010. The decline in total assets is primarily due to decreases in loans receivable of $77.0 million, and deferred tax assets of $14.3 million, partially offset by increases in cash and cash equivalents of $14.4 million and investment securities of $14.8 million.
Cash and cash equivalents increased $14.4 million, or 37.4%, to $52.7 million at December 31, 2010 compared to $38.3 million at March 31, 2010. The increase is due to the Company maintaining higher levels of cash liquidity and an influx of customers’ transaction account balances near the end of the quarter.
Investment securities increased $14.8 million, or 26.7%, to $70.2 million at December 31, 2010 compared to $55.4 million at March 31, 2010. The variance is due to the purchase of Agency securities with the excess cash inflows from loan activities.
Net loans receivable decreased $77.0 million, or 11.7%, to $581.0 million at December 31, 2010 compared to $658.0 million at March 31, 2010. Principal repayments across all loan classifications contributed to the decrease, with the largest impact from Construction ($26.1 million), Commercial Real Estate ($22.1 million) and Business ($20.1 million) loans, coupled with an increase in the allowance for loan loss of $9.3 million.
Premises and equipment decreased $0.6 million or 5.4%, on a net basis, to $11.4 million at December 31, 2010 from $12.1 million at March 31, 2010.
The Company’s deferred tax asset at March 31, 2010 was $14.3 million. The components of the deferred tax asset are primarily related to the allowance for loan losses and new market tax credits recorded in prior periods. The deferred tax asset increased $3.9 million during the period due primarily to the reported loss for the nine month period ended December 31, 2010 and additional provision for loan losses. Realization of the deferred tax asset is dependent upon the existence of, or generation of, sufficient taxable income to utilize the deferred tax asset. In assessing the need for a valuation allowance, management considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is “more likely than not” the deferred tax assets will not be realized, management records a valuation allowance. Based on the expected future taxable income of the Company and considering the uncertainties in the current market conditions, management concluded that it is more likely than not that the Company will not be able to fully realize the benefit of its deferred tax assets and thus a $18.2 million valuation allowance was recorded during the nine months ended December 31, 2010. This valuation allowance does not preclude the Company from utilizing the accumulated deferred tax asset to offset future earnings.
Liabilities and Stockholders’ Equity
Total liabilities decreased $33.1 million, or 4.5%, to $710.6 million at December 31, 2010 compared to $743.8 million at March 31, 2010. The decrease in total liabilities is primarily due to the decline in total deposits of $14.3 million and the maturity of two fixed-rate notes from the FHLB-NY totaling $19.0 million.
Deposits decreased $14.3 million, or 2.4%, to $588.9 million at December 31, 2010 compared to $603.2 million at March 31, 2010. Certificates of deposit and NOW balances have declined due to reductions in institutional deposits. These declines have been partially offset by a 15% increase in core customer relationship account balances over the second quarter.
Advances from the FHLB-NY and other borrowed money decreased $19.0 million, or 14.5%, to $112.5 million at December 31, 2010 compared to $131.6 million at March 31, 2010. The decrease was the result of the maturities of fixed-rate notes in May 2010 ($11.0 million) and July 2010 ($8.0 million).

Total stockholders’ equity decreased $28.8 million, or 46.7%, to $32.9 million at December 31, 2010 compared to $61.7 million at March 31, 2010. The decrease in stockholders’ equity is primarily due to the valuation allowance recorded on the deferred tax asset and the loan loss provisions recorded during the period.
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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank also has contractual obligations related to operating leases. Additionally, the Bank has a contingent liability related to a standby letter of credit. See the table below for the Bank’s outstanding lending commitments and contractual obligations at December 31, 2010.
The following table reflects the outstanding loan commitments as of December 31, 2010 (in thousands):

Commitments to fund construction mortgage loans	$12,611
Commitments to fund commercial and consumer loans	100
Lines of credit	4,315
Letters of credit	4,154

$21,180

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2010 and 2009
Overview
The Company reported a net loss of $8.2 million for the third quarter of fiscal 2011 compared to net income of $0.8 million for the third quarter of fiscal 2010. Net loss per share for the quarter was $3.30 compared to net income per share of $0.22 for the third quarter of fiscal 2010. For the nine month period ended December 31, 2010, the Company reported a net loss of $34.0 million, or $13.84 per share, compared to net income of $1.2 million, or income per share of $0.18 for the prior year period. The losses for both periods are due primarily to a higher provision for loan losses and an $18.2 million valuation allowance recorded against the Company’s deferred tax asset.
The following table reflects selected operating ratios for the three and nine months ended December 31, 2010 and 2009:
CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
Selected Financial Data:	2010		2009		2010		2009
Return on average assets (1)	(4.37)%		0.39%		(5.75)%		0.19%
Return on average equity (2)	(92.78)		4.92		(82.05)		2.44
Net interest margin (3)	3.61		3.97		3.79		3.93
Interest rate spread (4)	3.48		3.83		3.68		3.77
Efficiency ratio (5)	95.37		85.62		87.34		89.64
Operating expenses to average assets (6)	4.08		4.40		3.84		3.80
Average equity to average assets (7)	4.71		7.90		7.01		7.94
Average interest-earning assets to average interest-bearing liabilities	1.10	x	1.10	x	1.08	x	1.11	x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.
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
Net interest income decreased $1.2 million to $6.3 million compared to $7.5 million for the prior year quarter. The decrease in net interest income resulted from a $1.6 million, or 15.5%, decline in interest income, which was partially offset by a moderate decrease in interest expense. The decrease in interest income reflects a decrease in the yield on interest-earning assets of 45 basis points (“bps”) to 4.95%, compared to 5.40% for the prior year period. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market conditions.

For the nine month period ended December 31, 2010 net interest income decreased $1.9 million to $20.2 million compared to $22.1 million for the prior year period. The decrease in net interest income resulted from a $3.0 million, or 9.9%, decline in interest income which was partially offset by a $1.1 million decrease in interest expense. This decrease in interest income was primarily due to lower average loan volumes. The decrease in interest expense is due to a decline of 17 bps in the cost of interest bearing liabilities.
The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and nine months ended December 31, 2010 and 2009. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$612,171	$8,021	5.24%	$686,490	$9,361	5.45%
Mortgage-backed securities	72,755	460	2.53%	61,469	633	4.11%
Investment securities (2)	3,388	118	13.90%	4,946	78	6.25%
Other investments and federal funds sold	7,208	6	0.32%	1,004	108	43.00%

Total interest-earning assets	695,522	8,605	4.95%	753,909	10,180	5.40%
Non-interest-earning assets	53,562			57,419

Total assets	$749,084			$811,328

Interest Bearing Liabilities:
Deposits:
Now demand	$41,456	22	0.21%	$46,516	20	0.17%
Savings and clubs	106,629	71	0.27%	114,301	63	0.22%
Money market	69,227	187	1.08%	52,999	183	1.37%
Certificates of deposit	301,774	1,077	1.43%	327,502	1,362	1.64%
Mortgagors deposits	2,696	9	1.28%	2,186	9	1.65%

Total deposits	521,782	1,366	1.05%	543,504	1,637	1.19%
Borrowed money	112,538	960	3.41%	138,879	1,063	3.03%

Total interest-bearing liabilities	634,320	2,326	1.47%	682,383	2,700	1.57%
Non-interest-bearing liabilities:
Demand	67,995			58,420
Other liabilities	11,470			6,429

Total liabilities	713,785			747,232
Minority Interest	—			—
Stockholders’ equity	35,299			64,096

Total liabilities & stockholders’ equity	$749,084			$811,328

Net interest income		$6,279			$7,480

Average interest rate spread			3.48%			3.83%

Net interest margin			3.61%			3.97%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Nine Months Ended December 31,
	2010			2009*
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest Earning Assets:
Loans (1)	$636,849	$25,656	5.37%	$679,012	$28,150	5.53%
Mortgage-backed securities	65,850	1,572	3.18%	66,655	2,063	4.13%
Investment securities (2)	3,621	324	11.92%	4,916	272	7.36%
Other investments and federal funds sold	4,196	16	0.52%	1,017	115	15.07%

Total interest-earning assets	710,516	27,568	5.17%	751,600	30,600	5.43%
Non-interest-earning assets	78,893			53,140

Total assets	$789,409			$804,740

Interest Bearing Liabilities:
Deposits:
Now demand	$48,513	85	0.23%	$50,182	62	0.16%
Savings and clubs	110,655	217	0.26%	117,113	194	0.22%
Money market	70,000	602	1.15%	47,805	486	1.35%
Certificates of deposit	310,379	3,450	1.48%	328,623	4,680	1.89%
Mortgagors deposits	2,707	32	1.58%	2,453	30	1.62%

Total deposits	542,254	4,386	1.08%	546,176	5,452	1.32%
Borrowed money	117,036	2,984	3.40%	128,118	2,999	3.11%

Total interest-bearing liabilities	659,290	7,370	1.49%	674,294	8,451	1.66%
Non-interest-bearing liabilities:
Demand	65,543			58,964
Other liabilities	9,256			7,596

Total liabilities	734,089			740,854
Minority Interest	—			—
Stockholders’ equity	55,320			63,886

Total liabilities & stockholders’ equity	$789,409			$804,740

Net interest income		$20,198			$22,149

Average interest rate spread			3.68%			3.77%

Net interest margin			3.79%			3.93%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

*	Restated as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on July 15, 2010

Interest Income
Interest income decreased $1.6 million to $8.6 million for the quarter ended December 31, 2010 compared to $10.2 million for the prior year period. The change in interest income was primarily the result of a decrease in interest income on loans of $1.3 million and a decline in the interest income on mortgage-backed securities of $0.2 million. The decrease in interest income reflects a decline in the yield on interest-earning assets of 45 bps to 4.95%, compared to 5.40% for the prior year period. The yield on loans decreased 21 bps to 5.24% as the average loan balance decreased $74.3 million. The yield on mortgage-backed securities declined 157 bps to 2.53% and the average balance decreased $11.0 million. The decline in yield on interest-earning assets is a result of the low interest rate environment and overall market and credit conditions.
For the nine-month period, ended December 31, 2010 interest income decreased $3.0 million to $27.6 million from $30.6 million during the prior year period. Interest income on loans declined $2.5 million, or 8.9%, interest income on mortgage back securities declined $0.5 million, or 23.8%. The decrease in interest income on loans reflected a decrease in the yield on average loans of 16bps to 5.37% for the nine months ended December 31, 2010 compared to 5.53% for the prior year period. The yield on mortgage back securities declined 95 bps to 3.18% for the nine months ended December 31, 2010 compared to 4.13% for the prior year period.
Interest Expense
Interest expense decreased by $0.4 million, or 13.8%, to $2.3 million for the third quarter, compared to $2.7 million for the prior year period. The decrease in interest expense resulted primarily from a 14 bps decrease in the average cost of interest-bearing deposits to 1.05% for the quarter ended December 31, 2010 compared to an average cost of 1.19% for the prior year period as higher cost certificates of deposits repriced at lower rates as well as lower cost core deposits and transactional accounts.
For the nine month period ended December 31, 2010, interest expense decreased $1.1 million, or 12.80% to $7.4 million, compared to $8.5 million for the prior year period. The decrease in interest expense resulted primarily from a 17 bps decrease in the average cost of interest bearing liabilities to 1.49%, compared to 1.66% for the prior year period. The decrease reflects a 24 bps reduction in the average cost of deposits to 1.08% compared to 1.32% for the prior year period.
Provision for Loan Losses and Asset Quality
The Bank maintains an ALLL that management believes is adequate to absorb inherent and probable losses in its loan portfolio. The adequacy of the ALLL is determined by management’s continuous review of the Bank’s loan portfolio, which includes identification and review of individual factors that may affect a borrower’s ability to repay. Management reviews overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral and current charge-offs. A review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential as well as the risk inherent in various components of the portfolio. As such, an increase in the size of the portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
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

The following table summarizes the activity in the ALLL for the nine month period ended December 31, 2010 and fiscal year-end March 31, 2010 (dollars in thousands):

	Nine Months	Fiscal Year
	Ended	Ended
	December 31,	March 31,
	2010	2010

Beginning Balance	$12,000	$7,049

Less: Charge-offs	(11,030)	(2,958)

Add: Recoveries	33	64

Provision for Loan Losses	20,319	7,845

Ending Balance	$21,322	$12,000

Ratios:
Net charge-offs to average loans outstanding	2.30%	0.43%
Allowance to total loans	3.54%	1.79%
Allowance to non-performing loans	23.65%	25.23%
The Bank recorded a $6.2 million provision for loan losses in the quarter ended December 31, 2010 compared to $1.3 million for the prior year period. The increased provision is in response to the Company’s current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At December 31, 2010, non-performing loans totaled $90.1 million, or 12.12% of total assets compared to $47.6 million or 5.91% of total assets at March 31, 2010. Total delinquencies increased quarter-over-quarter by 3.0% to $120.2 million or 16.0% of total assets. The ALLL was $21.3 million at December 31, 2010, which represents a ratio of the ALLL to non-performing loans of 23.7% compared to 25.2% at March 31, 2010. The ratio of the ALLL to total loans was 3.5% at December 31, 2010 up from 1.8% at March 31, 2010.
For the nine-month period ended December 31, 2010, the Company recorded a $20.3 million provision for loan losses compared to $3.3 million for the prior year period. This increase in required provision was due to an increase in non-accruals loans of $42.5 million, or 89.2%, to $90.1 million compared to the March 31, 2010 as well as the increased level of delinquencies.

Non-performing Assets
Non-performing assets consist of non-accrual loans and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers takes prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2010, loans classified as a TDR totaled $19.6 million.
At December 31, 2010, non-performing assets totaled $90.1 million, or 12.12%, of total assets compared to $47.6 million, or 5.91%, of total assets at March 31, 2010. The increase in non-performing loans impacted all loan types except consumer loans, with the largest increase in construction loans. The Bank continues its proactive approach to work with borrowers to resolve early stage delinquencies; however, given the continued distressed economic climate there has been an increase in the 30-89 day delinquency category of $7.0 million to $30.1 million, or 5.0% of loans receivable, at December 31, 2010 compared to $23.1 million, or 3.45%, at March 31, 2010. Uncertainty still remains with respect to the timing of a sustained economic recovery which may affect the ability of borrowers to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):
CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
(In thousands)

	December	September	June	March	December
	2010	2010	2010	2010	2009
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$16,290	$14,583	$14,320	$7,682	$5,009
Multifamily	14,076	14,103	16,923	10,334	6,406
Non-residential	12,231	11,189	13,249	6,315	3,831
Construction	40,060	36,145	34,792	17,413	12,719
Business	7,471	3,699	7,031	5,799	5,138
Consumer	20	37	15	28	35

Total non-accrual loans	90,148	79,756	86,330	47,571	33,138

Other non-performing assets (2):
Real estate owned	—	19	1	66	28

Total other non-performing assets	—	19	1	66	28

Total non-performing assets (3)	$90,148	$79,775	$86,331	$47,637	$33,166

Accruing loans contractually past due > 90 days (4)	—	1,765	478	1,411	305

Non-performing loans to total loans	14.97%	12.88%	13.34%	7.10%	4.86%
Non-performing assets to total assets	12.12%	10.57%	10.74%	5.91%	4.12%

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

Subprime Loans
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At December 31, 2010, the Bank had $8.4 million in subprime loans, or 1.4%, of its total loan portfolio of which $4.4 million are non-performing loans.
Non-Interest Income
Non-interest income decreased $1.2 million, or 41.4%, to $1.7 million for the third quarter, compared to $2.9 million for the prior year period. The decrease is primarily due to non-recurring items in the prior year period including a gain on the sale of a bank-owned building of $1.2 million and a gain on the sale of investment securities of $0.5 million.
Non-interest income increased $2.4 million during the nine-month period ending December 31, 2010 to $5.8 million compared to $3.4 million in the prior year period. The increase is primarily due to fees of $1.1 million received on three NMTC transactions as well as a reduction of $2.1 million in the amount required to reflect loans held for sale at the lower of cost or fair value, offset by a non-recurring gain on the sale of a bank-owned building of $1.2 million in the prior year period.
Non-Interest Expense
Non-interest expense decreased $1.3 million, or 14.5%, to $7.6 million compared to $8.9 million for the prior year period. The decline is related to non-recurring write downs and costs of $0.8 million associated with the relocation of a branch recorded in the prior year period. Additionally, loan related expenses in the current period are $0.3 million lower than in the prior year period.
Non-interest expense decreased $0.2 million during the nine-month period ending December 31, 2010 to $22.7 million compared to $22.9 million in the prior period. The decline is related to non-recurring write downs and costs of $0.8 million associated with the relocation of a branch in the prior year period. This decrease was partially offset by higher consulting and legal expenses of $0.5 million in the current period related to the sale of the of the company’s equity interests in certain NMTC investments.
Income Tax Benefit
The income tax expense was $2.3 million for the quarter ended December 31, 2010 compared to an income tax benefit of $0.6 million for the prior year period. The income tax expense for the three month period ending December 31, 2010 consisted of an income tax expense of $2.3 million, primarily related to the Company’s sale of its equity interest in certain NMTC investments.
The income tax expense was $17.0 million for the nine month period ended December 31, 2010, compared to a prior year benefit of $1.8 million. The income tax expense recorded for the nine month period ended December 31, 2010 consisted of an income tax benefit of $1.2 million primarily due to the Company’s loss before income taxes in the first nine months of the year compared to the prior year. This benefit is offset by an income tax expense that is associated with a $18.2 million valuation allowance against the Company’s deferred tax asset recorded during the period. Management has concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax asset and thus, a valuation allowance of $18.2 million was recorded during the period.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2010 in Item 7A of the Company’s 2010 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at December 31, 2010 compared to March 31, 2010.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2010, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in ‘the Company’s Annual Report on Form 10-K for the year ended March, 31 2010.
The Company’s ability to utilize the deferred tax asset generated by NMTC income tax benefits as well as other deferred tax assets depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations to generate taxable income in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits as they were earned, a deferred tax asset has been recorded in the Company’s financial statements.
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
Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also eliminates our primary regulator, the OTS and designates the Comptroller of the Currency to become our primary bank regulator. Moreover, the Dodd-Frank Act permits States to adopt stricter consumer protection laws and authorizes State attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also may affect the preemption of State laws as they affect subsidiaries and agents of federally chartered banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect that the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier I capital but we will be unable to issue replacement or additional trust preferred securities that would count as Tier I capital. Because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking, we are uncertain as to the impact that some of the provisions will have on the Company and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.
Any future FDIC special assessments or increases in insurance premiums will adversely impact the Company’s earnings.
To the extent that the Company is not successful in its efforts to meet these capital directives required by the February 7, 2011 Cease and Desist Order, the Company must submit a Contingency Plan that is acceptable to the OTS. This Contingency Plan must detail the actions the Company will take, with specific timeframes, to either merge with or be acquired by another federally insured depository institution or holding company or to voluntarily dissolve the Company.

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

CARVER BANCORP, INC.
Date: February 14, 2011	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	/s/ Chris A. McFadden
Chris A. McFadden
Executive Vice President & Chief Financial Officer (Principal Accounting Officer)