Form 10-K/A
period 2010-03-31
CARVER BANCORP INC
filed 2011-02-24
CIK 1016178

SECURITIES AND EXCHANGE COMMISSION
100 F Street NE
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 001-13007
Carver Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3904174

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

75 West 125th Street, New York, NY	10027

(Address of Principal Executive Offices)	Zip Code
(212) 360-8820
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☐ NO ☑.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period t hat the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 16, 2011, there were issued and outstanding 2,524,691 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on February 16, 2011, is $3,938,518.
DOCUMENTS INCORPORATED BY REFERENCE
1. None

Explanatory Note
This Form 10-K/A is being filed by Carver Bancorp, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission on July 15, 2010 to include the information required by Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
Pazel G. Jackson, Jr., has been a member of the Board of Directors of Carver Bancorp, Inc. and Carver Federal Savings Bank since 1997. Mr. Jackson retired as Senior Vice President of JPMorgan Chase in 2000. During his 37-year career in banking, Mr. Jackson held positions of increasing responsibility at JPMorgan Chase, Chemical Bank, Texas Commerce Bank and the Bowery Savings Bank. Most recently, from January 1995 to 2000, Mr. Jackson was responsible for mortgage market development throughout the United States for JPMorgan Chase. His prior positions included Senior Credit Officer of Chemical Mortgage Company, Business Manager of Chemical Mortgage Division, Chief Lending Officer of Bowery Savings Bank and Marketing Director of Bowery Savings Bank. Mr. Jackson was formerly Vice-Chairman of the Battery Park City Authority and formerly Chairman of The Mutual Real Estate Trust. Mr. Jackson is a licensed Professional Engineer with more than 16 years of senior management experience in design and construction. Mr. Jackson earned B.C.E. and M.C.E. degrees from the City College of New York, an M.B.A. from Columbia University and a Doctorate in Business Policy Studies from Pace University in New York. Mr. Jackson’s extensive senior level banking experience, including his extensive lending and real estate experience, coupled with his advanced formal education, has given him front-line exposure to many of the issues facing Carver, as well as valuable insight needed as Chairman of the Asset Liability and Interest Rate Risk Committee.
Susan M. Tohbe is an owner and manager of Peterson County LLC, a real estate investment, development and management company with properties principally located in Connecticut. At Peterson County, Ms. Tohbe directs the financial operations and manages the portfolio of low-income tenant apartment buildings. Prior to joining Peterson County in 2001, Ms. Tohbe was Chief Financial Officer of the Mashantucket Pequot Tribal Nation, the owners of the Foxwoods Resort Casino, several other hotel properties, commercial real estate, a nationwide pharmaceutical distribution network, and other operations which were as diverse as shipbuilding and ferry operations, the construction and operation of the $200 million Pequot Museum and Research Center. In addition, she oversaw the $350 million annual government budget, covering the costs of managing the reservation and the health and welfare of the Tribe. Prior to that, Ms. Tohbe held Chief Financial Officer positions at J.M. Huber Corporation in Edison, New Jersey, and The Oakland Tribune in Oakland, California. She also served as a Senior Vice President of Bank of America’s World Banking Group, where she was responsible all aspects of the group’s financial operations. Ms. Tohbe has served on the boards of the California Public Employees Retirement System (“CalPERS”), Pacific Gas & Electric Nuclear Decommissioning Trust, Mills College, San Francisco Ballet, and Catalyst. Ms. Tohbe holds an M.B.A and B.A. from the University of California, Berkeley. Ms. Tohbe’s extensive experience in running her own company focused on providing housing and real estate development, in addition to her experience as the chief financial officer at several organizations, bring valuable business and leadership skills and financial acumen to the Board in furtherance of its objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to Carver.
Deborah C. Wright is Chairman, President and Chief Executive Officer of Carver and Carver Federal. Ms. Wright has held the titles President and Chief Executive Officer since June 1, 1999 and the Board of Directors elected her to the post of Chairman in February 2005. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she had held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City’s 189,000 public housing units. Ms. Wright serves on the boards of Kraft Foods Inc., Time Warner Inc., The Partnership for New York City and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University. Ms. Wright brings strong and broad financial services and management experience to the Board, as well as a deep understanding of the Company’s business, operations, urban consumer and international marketplace, and the economic and regulatory environment in which Carver operates.

Robert Holland, Jr. is a Corporate Director, Managing Partner and Advisory Board member of Essex Lake Group, LLC an international profit enhancement firm that specializes in the application of granular-level modeling and analytics techniques. Unrelated, Mr. Holland is also in the preliminary stages of developing a fund to invest in mid cap businesses in West Africa. Just prior to these initiatives he was a General Partner with Cordova, Smart & Williams, LLC, a New York based private equity firm. From 1997 to 2001, he was Chairman and Chief Executive Officer of Workplace Integrators; a company he built into one of the largest Steelcase Office Furniture dealerships in the United States. Mr. Holland was formerly President and Chief Executive Officer of Ben & Jerry’s, Chairman and Chief Executive Officer of Rokher-J, Inc., a New York-based holding company that participates in business development projects and provides strategy development assistance to senior management of major corporations, and a partner with the consulting firm McKinsey & Company. Mr. Holland is a member of the Boards of Directors of Lexmark International, Inc., YUM Brands, Inc., Singapore-based Neptune Orient Lines and the Harlem Junior Tennis Program. Mr. Holland was formerly Vice Chairman of the Board of Trustees of Spellman College and was formerly a member of the Executive Board of the Harvard Journal of African-American Public Policy. Mr. Holland brings a breadth and depth of international and domestic operations, strategic planning, corporate governance and marketing, experience to the Board. His background as the chief executive officer and director of several corporations gives him a unique perspective and understanding of the responsibilities and duties of managing an institution like Carver.
Janet L. Rollé is currently Executive Vice President and Chief Marketing Officer of BET Networks. Before joining BET Networks in 2007, Ms. Rollé was Vice President and General Manager of AOL’s affinity websites, AOL Black Voices and the 10 websites in AOL Women’s & Lifestyle category. Ms. Rollé was previously Vice President, Programming Enterprises and Business Development at MTV Networks, responsible for growing revenue at VH1 and Country Music Television. Ms. Rollé began her career at Home Box Office (“HBO”), holding positions including Special Assistant to the Chairman, and Director of Marketing and New Media, for the video division of HBO. Ms. Rollé holds an M.B.A. from Columbia University and a B.F.A. from the State University of New York, Purchase. Ms. Rollé’s experience in marketing to diverse constituencies will greatly improve the Company’s ability to address the needs of the changing communities it serves.
Dr. Samuel J. Daniel is a member of the staff of St. Luke’s-Roosevelt Hospital Center— Continuum Health Partners Inc. Dr. Daniel is also a member of the Faculty of Columbia University’s College of Physicians and Surgeons From 2001 to 2010, Dr. Daniel was President and Chief Executive Officer of North General Hospital. From 1998 to 2001, Dr. Daniel was the Medical Director and Director of Medicine at North General Hospital. From 1994 to 1999, Dr. Daniel was the Program Director of the North General Hospital Internal Medicine Residency Program and the Hospital’s Chief of Gastroenterology. Dr. Daniel is a Diplomat of the American Board of Internal Medicine and Gastroenterology and has various board memberships and affiliations with a number of distinguished medical and civic organizations. Dr. Daniel has broad experience in the management and oversight of consumer businesses through his service as Chief Executive Officer of North General Hospital. Dr. Daniel’s experience in the healthcare industry, combined with his management and leadership skills, bring a unique perspective and significant expertise in operations, management and strategic planning which is important to Carver. In addition, Dr. Daniel’s prior service to the Harlem community brings an in depth knowledge and understanding about Carver, its mission, and the communities Carver serves.

Robert R. Tarter retired in 2009 as an Executive Vice President of the State Street Corporation, which he joined in 1994. Mr. Tarter held several executive level positions during his tenure with State Street, most recently as head of the Global Relationship Management Group and prior to that as head of Institutional Investor Services with responsibility for State Street’s North American investment servicing business for institutional clients. Before joining State Street Corporation, Mr. Tarter spent more than 20 years at Bankers Trust in corporate banking. Mr. Tarter is vice chairman of the board of the Partnership, Inc., and a member of the Executive Leadership Council. Mr. Tarter’s long financial services career brings to the Board an in depth understanding of banking and the issues facing the industry, experience in addressing these issues and the skills to assist management oversee Carver’s lending, finance, and real estate businesses.
Executive Officers of Carver and Carver Federal
Biographical information for Carver’s executive officers who are not directors is set forth below. Such executive officers are officers of Carver and Carver Federal. The information is provided as of February 16, 2011.
Executive Officers
Chris McFadden, 47 is Executive Vice President and Chief Financial Officer of Carver and Carver Federal. Prior to joining Carver in September 2009 Ms. McFadden was Chief Financial Officer and Chief Administrative Officer of Popular North America. Ms. McFadden has over 24 years of experience, combining her accounting and finance skills with her commercial banking experience. Prior to her joining Banco Popular in 2000, Ms. McFadden held senior financial management positions at Hudson United Bancorp in New Jersey and Sovereign Bank in Pennsylvania. She served on the Board of Directors of the Banco Popular Foundation and previously served on the New York Advisory Board for Youth About Business and the New York Chapter of Operation Hope. Ms. McFadden is a certified Lean and Six Sigma practitioner. She received her MBA from St. Joseph’s University in Philadelphia, PA, with a concentration in Finance and earned her B.S. in Accounting from Albright College, Reading, PA.
Mark A. Ricca, 53, is Executive Vice President, Chief Risk Officer and General Counsel of Carver and Carver Federal Savings Bank. Mr. Ricca joined Carver in 2008 with more than twenty years of experience in the banking business. Prior to joining Carver, Mr. Ricca held several positions at New York Community Bancorp, Inc. and its principle subsidiary, New York Community Bank, beginning in 2000 and finishing in 2007 as its Executive Vice President, General Counsel and Assistant to the Chief Operating Officer, after which Mr. Ricca served as a legal consultant and lectured for Learning Dynamics. Prior to this Mr. Ricca held various positions at Haven Bancorp, Inc., and its principal subsidiary, CFS Bank, as Senior Vice President, Residential and Consumer Lending, Corporate Secretary, General Counsel and Chief Compliance Officer and was a partner in the law firm of Ricca & Donnelly. Prior to that, Mr. Ricca worked for General Electric Company, holding various positions in finance, auditing, management and financial sales. Mr. Ricca holds a Bachelor of Arts degree in economics from the University of Notre Dame, a juris doctorate, cum laude, Law Review and Jurisprudence Award recipient from St. Johns University, School of law, an LL.M. from New York University, School of Law, and is the Chairman’s Award recipient, honors graduate and class president of the American Bankers’ Association National School of Banking.
James Bason, 55, is Senior Vice President and Chief Lending Officer. He joined Carver in March 2003. Previously, Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986). At The Bank of New York, he was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing. At Barclays, Mr. Bason began his career in residential lending and eventually became the bank’s CRA officer. Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego. Mr. Bason has many years experience in lending, during a variety of real estate markets.

Blondel A. Pinnock, 43, is Senior Vice President, Carver Federal Savings Bank and President of Carver Community Development Corporation. Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President of Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over a ten-year background in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to her tenure at Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit, where she assisted in the implementation of the City’s real estate tax programs for low, moderate and market rate projects. She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.
Margaret D. Floyd, 60, is Senior Vice President and Chief Human Resources Officer. Ms. Floyd joined Carver in November 1999 as Senior Vice President and Chief Administrative Officer from Deutsche Bank where she had served as a Compensation Planning Consultant in Corporate Human Resources. Prior to that, Ms. Floyd was a Vice President and Senior Human Resources Generalist for Citibank Global Asset Management. Ms. Floyd also has 10 years of systems and technology experience from various positions held at JP Morgan and Chase Manhattan Bank. Ms. Floyd earned a B.P.S. degree from Pace University, an M.B.A. from Columbia University as a Citicorp Fellow, and has been designated a Certified Compensation Professional by the American Compensation Association and a Senior Professional in Human Resources by the Human Resource Certification Institute.
John F. Spencer, 45, is a Senior Vice President and Chief Retail Officer of Carver Federal Savings Bank. Mr. Spencer joined Carver in February 2009 from JP Morgan Chase where he held several management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank’s Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer has a proven record of accomplishment of operational excellence. He has significant experience in Retail Bank merger integration, and has participated in Six Sigma Methodology projects. He earned a B.A. in Banking and Finance from Pace University.
David Toner, 48, is Senior Vice President and Controller. Prior to joining Carver in December 2009, Mr. Toner spent more than 20 years with Citigroup in various financial control positions in the United States and Europe, including serving as Chief Financial Officer of Citigroup’s Community Development business from 2004 through 2007. Prior to joining Citigroup in 1987, Mr. Toner held various audit positions with Deloitte & Touche (formerly Deloitte, Haskins & Sells). Mr. Toner is a certified public accountant. He received his M.B.A. in Finance, with a concentration in International Business, from the Stern School of Business at New York University and his B.S. in Accounting, summa cum laude, from the Haub School of Business at Saint Joseph’s University. He is a member of the Board of Visitors (advisory board) for the Haub School of Business and a member of the New York Alumni Council for Saint Joseph’s University.

Corporate Governance
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
Independence. Under the Company’s Bylaws, at least three members of the Board must be independent under the criteria set forth in the Bylaws and, as a company listed on the NASDAQ Global Market, a majority of the Company’s Board must be independent under the criteria set forth in its listing requirements. In addition, pursuant to listing requirements of the NASDAQ Stock Market and the respective committee charters, all members of the Finance and Audit Committee, the Nominating/Corporate Governance Committee and the Compensation Committee must be independent.
Board Leadership Structure. The Board of Directors combines the position of Chairman of the Board with the position of Chief Executive Officer, coupled with a lead independent director position, discussed below, to further strengthen the Company’s corporate governance structure. The Board of Directors believes this provides an efficient and effective leadership model for the Company. Combining the Chairman of the Board and Chief Executive Officer positions fosters clear accountability, effective decision-making, and alignment on corporate strategy. To assure effective independent oversight, the Board has adopted a number of governance practices, including holding executive sessions of the independent directors, as needed.
Lead Independent Director. The Board of Directors has created the position of lead independent director, whose primary responsibility is to preside over periodic executive sessions of the independent members of the Board of Directors. The lead independent director also prepares the agenda for meetings of the independent directors, serves as a liaison between the independent directors and management and outside advisors, and makes periodic reports to the Board of Directors regarding the actions and recommendations of the independent directors. The independent members of the Board of Directors have designated Robert Holland, Jr. to serve in this position for fiscal year 2011.
Board’s Role in Risk Oversight. The Board’s role in the Company’s risk oversight process includes developing an understanding of banking and risk management (including capital requirements, asset quality control, management requirements, sources of earnings, liquidity, interest rate risk exposure and internal controls to mitigate that exposure), receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are reviewed and discussed at committee meetings) receives these reports from the appropriate “risk owner” within the organization to enable the Board or appropriate committee to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chairman of the relevant committee reports on the discussion to the full Board at the next Board meeting. This enables the Board and its committees to coordinate the Board’s risk oversight role, particularly with respect to risk interrelationships.
Director Terms. Directors generally serve for three-year terms and until their successors are elected and qualified. See “Proposal One—Election of Directors—General.”

Executive Sessions. The Board of Directors holds executive sessions for non-employee directors only at which management is not present. These sessions are presided over by Robert Holland, Jr., the presiding independent director. In addition, the Finance and Audit Committee regularly holds sessions at which management is not present, including sessions with the Company’s independent auditors and internal auditors at which management is not present. Each director also has access to any member of management and the Company’s independent auditors.
Outside Advisors. The Board and its committees may retain outside advisors and consultants as they, in their discretion, deem appropriate.
Board Self-Evaluation. The Nominating/Corporate Governance Committee, among other things, reviews the Company’s and the Board’s governance profile. In addition, the Board and its committees regularly review their role and responsibilities, composition and governance practices.
Corporate Governance Principles
The Board of Directors adopted Corporate Governance Principles during the fiscal year ended March 31, 2004. From time to time, the Board anticipates that it will revise the Corporate Governance Principles in response to changing regulatory requirements, evolving best practices and the concerns of the Company’s stockholders and other constituents. The Corporate Governance Principles are published on the Company’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage.
Director Independence Determination
The Board of Directors has determined that each of its non-management directors is independent according to the Board’s independence standards as set out in its Bylaws, Corporate Governance Principles, applicable rules of the SEC and the rules of the NASDAQ Stock Market. They are Dr. Samuel J. Daniel, Robert Holland, Jr., Pazel G. Jackson, Jr., Janet L. Rollé, Robert R. Tarter and Susan M. Tohbe. The Board determined that Deborah C. Wright was not independent because she is currently an executive officer of the Company.
Communications with Board of Directors
The Board of Directors welcomes communications from Carver stockholders. Interested parties may contact the Board of Directors at the following address:
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

Financial Expert, Audit Committee Independence and Financial Sophistication
The Board of Directors has determined that Robert R. Tarter, Pazel G. Jackson, Jr. and Susan Tohbe each qualifies as an “audit committee financial expert” and is financially sophisticated, and that each member of the Finance and Audit Committee is independent within the meaning of applicable SEC rules and meets the definition of independence in the NASDAQ Stock Market rules.
Director Selection Process
The Company’s Nominating/Corporate Governance Committee is charged with the responsibilities described under “Board and Committee Meetings—Nominating/Corporate Governance Committee.”
Among the Nominating/Corporate Governance Committee’s responsibilities is to identify and recommend to the Board candidates for election as directors. The committee considers candidates suggested by its members, other directors and stockholders as necessary in anticipation of upcoming director elections and other potential or expected Board vacancies. The committee is also authorized, at the expense of the Company, to retain search firms to identify candidates, as well as external legal, accounting or other advisors. The committee will provide guidance to search firms it retains about the particular qualifications the Board is then seeking. No search firms or other advisors were retained by the committee in fiscal year 2010.
All director candidates, including stockholder nominees, are evaluated on the same basis. In determining the needs of the Board and the Company, the Nominating/Corporate Governance Committee considers the qualifications of sitting directors and consults with other members of the Board, the Chief Executive Officer and, where appropriate, external advisors. Generally, the committee believes that all directors should exemplify the highest standards of personal and professional integrity should have broad experience in positions with a high degree of responsibility and the ability to commit adequate time and effort to serve as a director. Directors will assume the responsibility of challenging management through their active and constructive participation and questioning in meetings of the Board and its various committees, as well as in less formal contacts with management.
Director candidates, other than sitting directors, are interviewed by members of the committee and by other directors and the Chief Executive Officer, and the results of those interviews are considered by the committee in its deliberations. The Nominating/Corporate Governance Committee also evaluates sitting directors whose terms are nearing expiration, but who may be nominated for re-election, in light of the above considerations and their past contributions to the Board.
The Nominating/Corporate Governance Committee will evaluate director nominations by stockholders that are submitted in accordance with the procedural and informational requirements set forth in the Company’s Bylaws and described in this proxy statement under “Additional Information—Notice of Business to be Conducted at Annual Meeting.”
Among the factors that the Nominating/Corporate Governance Committee considers when evaluating the composition of the Board, diversity is critical. For Carver, diversity includes race, ethnicity and gender as well as the diversity of the directors’ experience. Included in the qualifications for directors listed in the Company’s Corporate Governance Guidelines is whether the candidate has special skills, expertise and background that would complement the attributes of the existing directors, taking into consideration the diverse population of the communities in which Carver operates. Carver’s Board is committed to ensuring that it comprises individuals whose backgrounds reflect the diversity represented by our employees, customers and shareholders.

Code of Ethics
The Company has adopted a Code of Ethics, which applies to the Company’s directors and employees and sets forth important Company policies and procedures in conducting the Company’s business in a legal, ethical and responsible manner. The Company has also adopted a Code of Ethics for Senior Financial Officers, which applies to the Company’s chief executive officer, chief financial officer, controller and other persons performing similar functions that supplement the Code of Ethics by providing more specific requirements and guidance on certain topics. Each of the Code of Ethics and Code of Ethics for Senior Financial Officers including future amendments, is available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (212) 360-8876. The Company intends to post on its website any waiver under the codes granted to any of its directors or executive officers.
Website Access to Governance Documents
The Company’s Corporate Governance Principles and the charters for the Finance and Audit, Compensation and Nominating/Corporate Governance Committees are available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (212) 360-8876.
Board and Committee Meetings
The Board of Directors of Carver holds regularly scheduled meetings during the fiscal year to review significant developments affecting Carver and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. Members of senior management regularly attend Board meetings to report on and discuss their areas of responsibility. During fiscal year 2010, the Board met eleven times. No incumbent director attended fewer than 75%, in the aggregate, of the total number of Carver Board meetings held while he or she was a member of the Board during fiscal 2010 and the total number of meetings held by committees on which he or she served during such fiscal year.
Carver’s Corporate Governance Principles encourage directors to attend the Company’s Annual Meeting of stockholders and all Board meetings and meetings of committees of the Board on which they serve. Carver’s Bylaws require that the Company have executive, finance and audit, nominating/corporate governance, compensation and asset liability and interest rate risk committees. The Board has adopted a charter for each of the Nominating/Corporate Governance Committee, the Compensation Committee and the Finance and Audit Committee, each of which may be amended from time to time. The nature and composition of each of the standing committees of the Company are described below.
Executive Committee. Pursuant to Carver’s Bylaws, the Executive Committee is authorized to act as appropriate between meetings of the Board. The members of this committee are Directors Robert Holland, Jr. (Chairman), Dr. Samuel Daniel, Pazel G. Jackson, Jr. Robert R. Tarter and Deborah C. Wright. The Executive Committee met two times during fiscal year 2010.

Nominating/Corporate Governance Committee. As of February 2011, the Nominating/ Corporate Governance Committee consists of Directors Robert Holland, Jr., (Chairman), Dr. Samuel J. Daniel and Janet L. Rollé. All members of the committee have been determined to be independent directors. The Nominating/Corporate Governance Committee’s functions include advising the Board on matters of corporate governance and considering qualifications of prospective Board member candidates, including conducting research to identify and recommend nomination of suitable candidates who are willing to serve as members of the Board, reviewing the experience, background, interests, ability and availability of prospective nominees to meet time commitments of the Board and committee responsibilities, considering nominees recommended by stockholders who comply with procedures set forth in the Company’s Bylaws and determining whether any prospective member of the Board has any conflicts of interest which may impair the individual’s suitability for such service. The committee has the responsibility to monitor current members of the Board pursuant to the same guidelines used to select candidates. The Nominating/Corporate Governance Committee is also responsible for identifying best practices and developing and recommending to the Board a set of corporate governance principles applicable to Carver and for periodically reviewing such principles.
The Nominating/Corporate Governance Committee met two times during fiscal year 2010 and recommended the director nominees to the Board of Directors, which accepted these recommendations. The committee also met on June 15, 2010. Only those nominations made by the Nominating/Corporate Governance Committee and approved by the Board will be voted upon at the Annual Meeting. For a description of the proper procedure for stockholder nominations, see “Additional Information—Notice of Business to be Conducted at Annual Meeting” in this proxy statement.
Compensation Committee. The Compensation Committee consists of Directors Dr. Samuel Daniel (Chairman), Janet L. Rollé and Robert R. Tarter. All members have been determined to be independent directors. The Compensation Committee evaluates the performance of the Company’s Chief Executive Officer and approves her compensation in consultation with the non-management members of the Board of Directors and, based on recommendations from management, reviews and approves senior management’s compensation and approves compensation guidelines for all other officers. The Compensation Committee administers the Company’s management recognition, incentive compensation stock option, and stock incentive plans and, in consultation with senior management, reviews and approves compensation policies. The Compensation Committee met five times during fiscal year 2010.
Finance and Audit Committee. The Finance and Audit Committee consists of Directors Robert R. Tarter (Chairman) Pazel G. Jackson, Jr., and Susan M. Tohbe. All members have been determined to be independent directors. The Finance and Audit Committee’s primary duties and responsibilities are to:
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
Other specific duties and responsibilities include reviewing Carver’s disclosure controls and procedures, internal controls, Carver’s periodic filings with the SEC and earnings releases; producing the required audit committee annual report for inclusion in Carver’s proxy statement; and overseeing complaints concerning financial matters. The Finance and Audit Committee met nine times during fiscal year 2010, including meetings to review the Company’s annual and quarterly financial results prior to their public issuance.

Asset/Liability and Interest Rate Risk Committee. The Asset/Liability and Interest Rate Risk Committee consists of Directors Pazel G. Jackson, Jr. (Chairman), Susan M. Tohbe and Deborah C. Wright. The Asset/Liability and Interest Rate Risk Committee monitors activities related to asset/liability management and interest rate risk, including the approval or ratification of mortgage loans and the establishment of guidelines related to risk, purchase or sale of loans and investments, and management of interest rate, credit and liquidity risk against objectives and risk limitations set forth in Carver Federal’s policies. The committee met sixteen times during fiscal year 2010.
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
The following report has been furnished by members of the Compensation Committee:
Dr. Samuel J. Daniel (Chairperson)
Janet L. Rollé
Robert R. Tarter

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
Despite a challenging operating environment, Carver continues to service consumers and institutions in historically low to moderate income communities. Carver’s commitment to this community continually earns the Company an “Outstanding” rating from the Office of Thrift Supervision. Our capital position was enhanced by our participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) of the Emergency Economic Stimulus Act of 2008. The CPP, part of the Treasury’s Troubled Asset Relief Program (“TARP”), provides cost efficient equity capital for growth. The Company continues to pursue a strategy that satisfies Carver’s responsibility to increase shareholder value and to profitably provide services to our customers. As in past years, for fiscal year 2010, the Company used the Net Income metric to determine achievement of fiscal year goals and the annual incentive pool. After careful review of the Company’s performance, the Compensation Committee of the Board of Directors (the “Committee” or the “Compensation Committee”) determined that the Company did not meet its fiscal year 2010 Net Income goal and no bonuses were awarded to the Named Executive Officers pursuant to the Company’s Incentive Plan.
The Board of Directors of Carver and the Compensation Committee share a strong pay-for-performance philosophy, which seeks to reward the achievement of performance goals and aligns Carver’s executives’ interests with those of Carver’s stockholders. At the same time, Carver strives to attract and retain high performing executives of outstanding skill and capability by endeavoring to provide competitive compensation. The following discussion focuses on the Compensation Committee’s philosophy and practices, particularly as it relates to Named Executive Officers (as defined below) for fiscal year 2010 and provides important context for the more detailed disclosure tables and specific compensation amounts provided elsewhere in the proxy statement. The following table lists Carver’s Chief Executive Officer and three other most highly compensated executive officers, Chief Financial Officer, Chief Risk Officer and General Counsel, and Chief Lending Officer who served in such capacities during the fiscal year ended March 31, 2010 (the “Named Executive Officers”).

Name	Position with the Company During fiscal year 2010
Deborah C. Wright	Chairman and Chief Executive Officer
Chris A. McFadden	Executive Vice President and Chief Financial Officer
Mark A. Ricca	Executive Vice President, Chief Risk Officer and General Counsel
James H. Bason, Jr.	Senior Vice President and Chief Lending Officer
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

•
Unique Business Model — Carver’s legacy is anchored in a 62-year history of commitment to providing capital and financial services, and thereby expanding wealth enhancing opportunities, to consumers and institutions in historically low to moderate income communities. The Company’s “Outstanding” rating by the Office of Thrift Supervision following its most recent Community Reinvestment Act examination in February 2009, noted that 55% of Carver’s loans were originated in such communities, far exceeding peer institutions.

Benchmarking of Compensation
The Compensation Committee periodically benchmarks compensation of executive officers and directors utilizing published industry surveys and publicly disclosed information from a peer group of publicly traded banks. The frequency of the comprehensive reviews will reflect the competitive landscape as well as the Company’s own growth. A comprehensive competitive review by Pearl Meyer & Partners (“PM&P”) was conducted in 2010.
The peer group below was approved by the Compensation Committee and reviewed by the compensation consultant to reflect banks with a similar business focus and of similar asset size and region to Carver. The peer group is reviewed and updated, as appropriate, as the comparability of banks may change depending on acquisitions and business focus of the Company or peer institutions. The peer group included banks that ranged from $600 million to $2.5 billion in assets with a median of $988 million in assets and remained unchanged from fiscal year 2009. A list of banks in the peer group follows.
Peer Group*
Berkshire Bancorp Inc.
Brooklyn Federal Bancorp, Inc.
Center Bancorp, Inc.
Chemung Financial Corporation
Clifton Savings Bancorp, Inc.
First of Long Island Corporation
Hudson Valley Holding Corporation
Intervest Bancshares Corporation
Ocean Shore Holding Company
OceanFirst Financial Corporation
Oneida Financial Corporation
Severn Bancorp, Inc.
State Bancorp, Inc.
Sterling Bancorp
Wilber Corporation

*	Note: American Bancorp of New Jersey, Inc., Pamrapo Bancorp, Inc. and Smithtown Bancorp, Inc. were removed from the peer group as a result of their being acquired.
In 2010 it was determined that the competitive total compensation review would solely utilize published industry-specific survey data in order to more fully approximate the Company’s asset size and geographic focus. The aforementioned peer group will continue to be used to benchmark industry best practices. PM&P provides comparative data from several northeast banking association surveys as well as published industry surveys and a proprietary database of national banking compensation data. Data reflect banks of similar asset size and region to the Company.

Compensation-Related Governance and Roles of the Committee and Others in Executive Compensation
Participation in Capital Purchase Program
In fiscal year 2009, the Company entered into a Securities Purchase Agreement with the United States Treasury that provides for the Company’s participation in the Capital Purchase Program under the TARP (“TARP CPP”). TARP-CPP participants are required to agree to significant restrictions on executive compensation during the period in which the Treasury holds an equity position in the Company (the “CPP Covered Period”) as a condition of participation. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) became law. ARRA created compensation-related limitations in addition to the limitations under the CPP discussed above and required the Secretary of the United States Treasury to establish additional standards for executive compensation that will apply beyond the Company’s senior executive officers and up to the 20 next most highly compensated employees during the CPP Covered Period. In compliance with such requirements, the Company’s senior executive officers or “SEO’s” and the next 20 most highly compensated employees have agreed in writing to accept the compensation restrictions under the TARP and ARRA and thereby limit some of their contractual or legal rights.
Under TARP and ARRA, the following restrictions were in effect as of the end of fiscal year 2009 and fiscal year 2010 and consisted of the following:
•
Claw back of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Incentive compensation paid that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance is subject to recovery by the Company. The Company’s senior executive officers and next 20 most highly paid employees acknowledge that each incentive program and each compensation or benefit agreement that incorporates incentive compensation was deemed amended to the extent necessary to give effect to such claw-back.

•
No Compensation Arrangements that Encourage Excessive Risks. The Company is prohibited from entering into compensation arrangements that encourage employees to take “unnecessary and excessive risks that threaten the value” of the Company. To insure this does not occur, the Company’s Compensation Committee is required to meet at least once a year with senior risk officers to review the Company’s compensation arrangements in light of the Company’s risk management policies and practices. To the extent that such review suggests revisions to any compensation arrangement, the Company agrees to modify promptly the compensation arrangement to eliminate any undue risk. In November 2009, the Compensation Committee met with the Company’s Chief Risk Officer and determined that Carver’s compensation program does not encourage unnecessary risk taking by executive officers. Carver’s short-term and long-term incentive programs use a broad based balance of performance measures with no one measurement dominating the payout determination. This feature greatly mitigates any incentive for an employee to engage in unnecessary or excessive risk. The performance measures include net income, loan and deposit growth, efficiency ratio, SOX 404 compliance, New Markets Tax Credit allocation deployment and individual performance throughout the year. Company and departmental goals are based upon an annual business plan submitted to and approved by the Board of Directors, whereat the Board considers the reasonableness of the plan and its goals. Individual performance is based upon actual performance compared to pre-established performance goals and actual performance compared to adjusting market and other conditions. In this connection, incentive compensation can be reduced to zero based upon individual performance, further ensuring employees are not rewarded for performance that is not in Carver’s best long-term interests.

•
Limit on Federal Income Tax Deductions. During the CPP Covered Period, the Company is prohibited from taking a federal income tax deduction for compensation paid to senior executive officers in excess of $500,000 per year.

•
Limit on Severance. The Company is prohibited from making severance payments resulting from termination of employment for any reason, except for payments for services performed or benefits accrued to the Company’s senior executive officers and the next 20 most highly compensated employees during the CPP Covered Period.

•
Limits on Incentive Compensation. The ARRA standards prohibit the payment or accrual of any bonus, retention award or incentive compensation to the Company’s most highly compensated employee (in Carver’s case, the Chief Executive Officer) other than awards of long-term restricted stock that (i) do not fully vest during the CPP Coverage Period, (ii) have a value not greater than one-third of the total annual compensation of the employee and (iii) are subject to such other restrictions as determined by the Secretary of the Treasury. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

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

•
Say on Pay. Under ARRA, the SEC promulgated rules requiring a non-binding say on pay vote by shareholders on executive compensation at the annual meeting during the CPP Covered Period. The Company implemented this provision beginning with the fiscal year 2009 proxy statement by including the submission of an “Advisory Vote on Compensation of Named Executive Officers.”

Role of the Compensation Committee
The Compensation Committee is responsible for discharging the Board of Directors’ responsibilities in executive compensation matters and establishing policies that govern employee compensation and equity and long-term incentive compensation plans. The Committee reviews all elements of the Company’s Chief Executive Officer and other executive officers’ compensation including base salary, annual incentive, long-term/equity incentives, and benefits. Three members of the Board serve on the Committee, each of whom is independent. The Committee met five times during fiscal year 2010 (May 13, 2009, June 11, 2009, November 12, 2009, January 22, 2010 and March 18, 2010). The Chairman of the Committee reported on Committee actions at subsequent meetings of the Board of Directors.
The Committee reviews Chief Executive Officer performance and makes decisions regarding the Chief Executive Officer’s compensation in consultation with non-management members of the Board of Directors. Input and data from the Senior Vice President and Chief Human Resources Officer and other management as well as outside consultants and advisors are provided as requested by the Committee. Decisions regarding other executives are made by the Compensation Committee considering recommendations from the Chief Executive Officer and with input from the Senior Vice President and Chief Human Resources Officer and an outside compensation consultant. Decisions by the Compensation Committee with respect to compensation of the Chief Executive Officer are ratified by the full Board of Directors.
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
During fiscal year 2010, the Committee relied on the services of PM&P to provide advice and counsel related to executive compensation issues. The Committee had direct access to these advisors and PM&P reports directly to the Committee. PM&P conducted several studies for the Committee during the fiscal year and attended four of its five meetings (in person or by phone) held in fiscal year 2010.

PM&P reports directly to the Compensation Committee and under the direction of the Committee may work with management on specific issues or assignments as appropriate. During fiscal year 2010, PM&P worked with management to complete the compensation tables presented in the following pages and to insure the Company’s incentive programs continue to be in-line with best practices.
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
The Compensation Committee meets with the Chief Executive Officer to discuss her own performance and compensation package, but ultimately decisions regarding her compensation are made solely based upon the Committee’s deliberations with input from the compensation consultant, as requested. Decisions regarding executives reporting directly to the Chief Executive Officer are made by the Compensation Committee considering recommendations from the Chief Executive Officer, as well as input from the compensation consultant as requested.
Combined Chairman of the Board and Chief Executive Officer Role
The Board of Directors has appointed Deborah C. Wright to the positions of Chairman of the Board and President, Chief Executive Officer of Carver Bancorp, Inc. and Carver Federal Savings Bank. The Board believes that the Company and its shareholders are well served by having her industry expertise, knowledge and visibility in the combined role. The combining of these positions serves two purposes: (1) provides a uniform voice to our customers, partners, and shareholders, and (2) seamlessly promotes development and execution of our corporate strategy. Additionally, the Board believes the combined role facilitates the information exchange between management and the Board, which we believe to be critical to effective corporate governance.
The Board will continue to review and evaluate the combined roles of Chairman and Chief Executive Officer to ensure this is in the best interest of the Company and its shareholders. Since all of our directors are independent, with the exception of Ms. Wright, and having Mr. Holland serve as our independent Lead Director, shareholders should be assured that the Board will collectively act in the best interest of the Company and its shareholders.
Total Compensation Program Components
Carver’s total compensation program consists of four main components: Base Salary, Annual Incentives, Long-term Incentives, and Executive Benefits/Perquisites. The following section summarizes the role of each component, how decisions are made and resulting fiscal year 2010 decisions as they relate to the Named Executive Officers.
Base Salary
The purpose of base salary is to provide competitive base compensation that recognizes the executives’ role, responsibilities, experience, performance and past and potential contribution to the Company. The Company targets base salaries at the 50th percentile of the peer group; however, judgment is exercised in determining each executive’s situation relative to market. As a result, experienced and/or high performing executives may be paid above the market median and less experienced or average performing executives may be paid below the market median. With the exception of fiscal year 2009 when no executive officer received a salary increase, the Bank has provided salary increases historically at approximately 3% — 4% annually, with limited exceptions to reflect factors including added responsibilities for an executive or marketplace changes in compensation for a particular position.

Short-Term Incentives
The purpose of the Company’s performance-driven Incentive Plan (“the Incentive Plan”) is to motivate and reward corporate, department and individual performance. Performance goals are set annually and reviewed by the Board and payouts are based on achievement of the predefined goals.
The Compensation Committee has determined that the primary goal and driver of incentive pay awards is achievement of budgeted Net Income based on the fiscal year business plan prepared by management and approved by the Board at the beginning of each fiscal year. Each fiscal year, a funding schedule is developed that translates incentive payouts relative to the fiscal year-end Net Income. If the Company does not achieve a minimum of 80% of target Net Income, the incentive pool is not funded and executives may not receive an annual cash incentive for that fiscal year.
The incentive pool at target performance is defined to provide competitive incentives and to reflect Carver’s desired compensation philosophy to place significant focus on incentive/performance based rewards that are contingent on achievement of Company goals.
At 80% of the Net Income threshold, the corporate incentive pool funds at a reduced payout of 50% of target. At maximum/stretch performance, the corporate pool funds at 150% of target. This program design provides a payout relationship that rewards high performance and reduces payouts for lower achievement of goals. Potential payouts and incentive pool funding are modeled each year relative to projected Net Income performance to ensure the pay-for-performance relationship is appropriate. However, the Committee can approve discretionary awards outside of the bonus pool on an individual basis, where the Committee deems it appropriate.
Corporate performance, as measured by Net Income, drives between 40% — 60% of the executives’ incentive awards depending on his/her role. The remaining percentage consists of other specific department/strategic goals that reflect critical measures for the fiscal year. For fiscal year 2010, incentives for the Named Executive Officers are comprised of 40% — 50% corporate performance and 50% — 60% department/strategic goals. Annual incentives for additional executives are in similar ranges. The department/strategic goals for the management team in fiscal year 2010 included the following measures:
•	Organic loan and deposit growth
•	Increased fee income or other items leading to improved return on equity
•	Improved efficiency ratio
•	Deploy New Markets Tax Credit allocation, generating tax savings for the Company
In addition to corporate and department goals, the Plan’s design includes an individual modifier that allows incentive awards to be modified (up or down) to reflect overall individual performance and contributions. As such, an individual incentive award can be increased by 30% for exceptional performance or reduced to 0% for poor performance.

For fiscal year 2010, the Company’s annual target incentive ratios for the Named Executive Officers were as follows:

		Potential Range
	Target Incentive	(with additional
	Ratio	30% upside
Executive	(as % of salary)	potential)
Chief Executive Officer, Deborah C. Wright	50%	0% – 97.5%
Chief Financial Officer, Chris A. McFadden	30%	0% – 58.5%
Chief Risk Officer and General Counsel, Mark A. Ricca	30%	0% – 58.5%
Chief Lending Officer, James Bason, Jr.	25%	0% – 48.8%
Annual incentives when awarded are not fixed compensation, must be re-earned each year and are based on actual performance. The Compensation Committee reviews the Incentive Plan each year and, if necessary, resets the specific goals and targets for executives to align with business needs and the desired compensation philosophy.
As discussed earlier, for 2010, the Company used the Net Income metric to determine achievement of fiscal year goals and the annual incentive pool. After careful review of the Company’s performance, the Committee determined that the Company did not meet its fiscal year 2010 Net Income goal and, as in fiscal year 2009, did not award any bonuses to the Named Executive Officers pursuant to the Company’s Incentive Plan.
Long-Term Incentive Compensation
The Company believes strongly in the importance of aligning executive incentives with the long-term performance of the Company and interests of stockholders. The purpose of the Company’s long-term incentive plan (the “Plan”) is to promote the Company’s growth and profitability, to provide certain officers with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide initial grants to new non-employee directors of the Company. The Plan is also designed to align participants’ interests with stockholders of the Company and serves as a retention tool for key members of management.
The Compensation Committee reviews the Plan each year and insures specific goals and targets for executives are aligned with business objectives and the Company’s compensation philosophy. As a demonstration of the Company’s desire for long-term shareholder alignment, the Committee selected Return on Equity (“ROE”) as the performance measure for allocating and vesting awards. Similar to the annual incentive plan, if the Company does not achieve threshold performance, or 80% of goal, no long-term incentive awards are granted for that fiscal year.
Long-term incentives may be in the form of cash, stock options and/or restricted stock. Due to the size of the Company, limited trading and low volatility of the Company’s stock, and the Company’s desire to manage shareholder dilution carefully, the Committee diligently takes steps each year to adjust the Company’s programs to remain consistent with industry practice. The Committee will continue to review and adjust, if needed, the effectiveness of its strategy and payout mix each fiscal year.
Regardless of the type of award (stock options, restricted stock, or cash), under the Company’s current long-term incentive plan, the awards vest over a five-year period, at 20% each year on the anniversary of the grant date with accelerated vesting in years three or four if the Company meets or exceeds the current peer group’s average three-year ROE.

The long-term incentive plan payout ratios for fiscal year 2010 for the Named Executive Officers are as follows:

		Target
Executive	Position	Award
Deborah C. Wright	Chairman and Chief Executive Officer	60%
Chris A. McFadden	Executive Vice President and Chief Financial Officer	30%
Mark A. Ricca	Executive Vice President, Chief Risk Officer and General Counsel	30%
James H. Bason, Jr.	Senior Vice President and Chief Lending Officer	25%
As discussed above, the Company used the ROE metric to determine achievement of fiscal year goals and the long-term incentives. After careful review of the Company’s performance, the Committee determined that the Company did not meet its fiscal year 2010 ROE goal and, as in fiscal year 2009, the Company did not award long-term incentives to the Named Executive Officers pursuant to the Company’s Long-term Incentive Plan.
Executive Officer Compensation
The Company’s current compensation structure includes three integrated parts: (1) a grading structure based on the employee’s corporate level; (2) an annual cash bonus target and a long-term incentive target based on a recommended performance measure; and (3) an individual performance modifier based on a manager’s assessment of an individual’s performance.
At each fiscal year-end, a model is used to calculate bonuses as a percentage of base pay for bonus-eligible officers and takes into account the officer’s grade level, corporate performance, departmental performance against goals, and individual performance. Departmental and individual performance goals are defined and communicated to managers and employees during the budget and performance appraisal processes, which occur at the beginning of each fiscal year. Long-term incentives are provided to executive officers in the form of restricted stock, stock options or cash. Awards are granted under the plan in effect at the time of the award.
The Committee determined it is in the Company’s best interest to recognize exemplary services and to encourage those services to continue to be performed by awarding certain employees restricted stock that would vest over a five-year period in equal allotments. In this connection, the Committee determined it is in the Company’s best interest to award on July 22, 2010 the Named Executive Officers Chris A. McFadden and Mark A. Ricca, each 7,500 shares of restricted stock that vests over a five-year period commencing July 22, 2011 in equal allotments of 1,500 shares per year.
On January 16, 2009, the Company completed a financing transaction with the United States Treasury under TARP. As a result of the passage of the American Recovery and Reinvestment Act of 2009, all participants in TARP transactions are required to comply with substantial restrictions on executive compensation. These restrictions impact the terms of the Named Executive Officers’ employment agreements and other agreements affecting potential payments upon termination or change in control. See “Recent Legislation and its Impact on Executive Compensation” discussed later in this document.

Compensation of Executive Officers and Directors
SUMMARY COMPENSATION TABLE AT FISCAL YEAR-END 2010
The following table presents compensation information regarding the Company’s Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and Chief Lending Officer who served in such capacities at fiscal year end March 31, 2010 (collectively, the “Named Executive Officers”).

							Change in
							Pension Value
							and
							Nonqualified
	Year					Non-Equity	Deferred
Name and Principal	Ended			Stock	Option	Incentive Plan	Compensation	All Other
Position	3/31	Salary	Bonus	Awards(5)	Awards(5)	Compensation	Earnings(6)	Compensation(7)	Total

Deborah C. Wright (1)	2010	$385,420	—	—	—	—	$11,967	$88,673	$486,060
Chairman and Chief	2009	$376,698	—	$40,860	—	—	$1,519	$39,938	$458,699
Executive Officer	2008	$350,006	$25,000	$104,121	$57,466	$308,690	$1,378	$12,402	$859,062

Mark A. Ricca (2)	2010	$200,000	—	—	—	—	—	$8,028	$208,028
Executive Vice President, Chief Risk Officer and General Counsel

Chris M. McFadden (3)	2009	$69,231	—	—	—		—	—	$69,231
Executive Vice President	2010	$141,731	—	—	—	—	—	—	$141,731
and Chief Financial Officer

James H. Bason, Jr. (4)	2010	$177,327	—	—	—	—	—	$20,895	$198,222
Senior Vice President	2009	$176,854	—	$9,597	—	—	—	$8,143	$194,594
and Chief Lending Officer	2008	$170,000	$12,300	$13,206	—	$69,300	—	$3,591	$268,397

(1)	Ms. Wright: Other compensation includes $9,800 401k plan match; 9,014 ESOP shares valued at $8.75 per share on March 31, 2010.

(2)	Mr. Ricca joined the Company on November 20, 2008. Other compensation for Mr. Ricca includes $8,028 401k plan match.

(3)	Ms. McFadden joined the Company on September 14, 2009

(4)	Mr. Bason: Other compensation includes 2,388 ESOP shares valued at $8.75 per shares on 3/31/2010.

(5)
The amounts in columns (e) and (f) reflect the value of the awards on the date granted in the respective fiscal year ended March 31. Stock awards are based on the closing price on the grant date Option values are based on their Black-Scholes value, based on the assumptions set forth in Note 13 to the Financial Statements set forth in the Company’s Form 10-K for the fiscal year ended March 31, 2010. Values reported previously were based on the dollar amount recognized for financial statement purposes and included amounts from awards granted in and prior to the respective fiscal year.

(6)
The significant change in the present value of the pension plan benefit is due to using a different rate to calculate the value. In the past an 8% rate was used which coincided with what was used for FAS 35 measurement. This year, the FASB 87 disclosure rate of 5.645% was used to comply with the SEC requirement that a plan sponsor must use the assumptions it uses for generally accepted accounting principles. But for the change in rates, the change in value would have been $1,305.

(7)	The Company does not currently offer additional perquisites, which in the aggregate exceed $10,000 per year for any Named Executive Officer.
During fiscal year 2010, no plan-based awards were granted to any of our named executive officers.

The following table sets forth information regarding stock awards, stock options and similar equity compensation outstanding at March 31, 2010, whether granted during fiscal year 2010 or earlier. No awards have been transferred.
OUTSTANDING EQUITY AWARDS at FISCAL YEAR-END 2010

	Option Awards					Stock Awards
						Equity
						incentive plan	Equity
						awards:	incentive plan
						number of	awards: market
		Number of	Number of			unearned	or payout value
		securities	securities			shares, units or	of unearned
		underlying	underlying			other rights	shares, units or
		unexercised	unexercised			that have not	other rights
		options (#)	options (#)	Option exercise	Option	vested	that have not
Name	Date of Grant	exercisable	unexercisable	price($)	expiration date	(#)	vested ($)(1)

Deborah C. Wright	6/01/2000	30,000		8.210	5/30/2010	13,007	$113,811
	8/22/2001	30,000		9.930	8/20/2011
	6/12/2002	30,000		12.060	6/09/2012
	6/24/2003	20,000		16.410	6/21/2013
	6/24/2004	15,000		19.630	6/22/2014
	6/09/2005	4,074	9,507	17.130	6/07/2015
	11/20/2006	4,696	7,046	16.500	11/17/2016
	5/11/2007	2,624	10,496	16.900	5/11/2017

James H. Bason, Jr.	2/5/2003	2,700		12.410	2/02/2013	2,302	$20,143
	6/24/2004	1,250		19.630	6/22/2014
	6/09/2005	273	640	17.130	6/07/2015
	5/04/2007	—

(1)	Unvested shares value is based on Carver’s stock price at close of business on March 31, 2010 of $8.75.
Grant dates and vesting schedules for unvested shares are shown below for each Named Executive Officer.

		Shares
	Grant Date	Granted	Unvested	Vesting Dates of Unvested Shares				Vested Schedule
Deborah Wright	6/09/2005	5,432	3,260	6/09/2010				10% yrs 1-4; 60% year 5
	11/20/2006	5,513	2,206	6/14/2010	6/14/2011			20% per year
	5/11/2007	6,160	3,696	5/11/2010	5/11/2011	5/11/2012		20% per year
	6/11/2008	4,807	3,845	6/11/2010	6/11/2011	6/11/2012	6/11/2013	20% per year
		Total Unvested	13,007

James Bason	6/09/2005	1,096	658	6/09/2010
	11/20/2006	690	276	6/14/2010	6/14/2011
	5/04/2007	775	465	5/04/2010	5/04/2011	5/04/2012
	6/11/2008	1,129	903	6/11/2010	6/11/2011	6/11/2012	6/11/2013
		Total Unvested	2,302

Nonqualified Deferred Compensation Plans
The Company did not have any non-qualified deferred compensation plans in fiscal year 2010.
Benefits Plans
Pension Plan. The Carver Federal Savings Bank Retirement Income Plan is a noncontributory, tax-qualified defined benefit plan (the “Pension Plan”). The Pension Plan was amended such that future benefit accruals ceased as of December 31, 2000. Since that date, no new participants were eligible to enter into the Pension Plan and participants as of such date have not been credited with additional years of service or increased compensation. Active employees with at least one year of service on December 31, 2000 are eligible to receive a benefit under the Plan should the Plan be terminated. The amount of the benefit will be calculated based on age, credited years of service and pay at the time the plan was frozen. Employees with more than five years of service on December 31, 2000 who reach retirement age before the Plan is terminated are eligible for a benefit calculated based on the Plan’s definitions of earnings and eligibility. Ms. Wright is the only Named Executive Officer in the plan. The present value of Ms. Wright’s accumulated benefit in the plan is $27,886.
401(k) Savings Plan. The Company maintains a 401(k) Savings Plan (“401(k) Plan”) with a profit sharing feature for all eligible employees of the Company. The Company matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. Under the profit-sharing feature, the Company has the discretion to make a contribution. If the Bank achieves a minimum of 70% of its fiscal year performance goal, the Compensation Committee may authorize an a non-elective contribution to the 401(k) Plan on behalf of each eligible employee of up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution, if made, is awarded regardless of whether the employee makes voluntary contributions to the 401(k) Plan. Non-elective Company contributions vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the non-elective company contribution, the employee must be 21 years of age, have completed at least one year of service and be employed on the last day of the plan year, currently December 31, or have terminated employment for death, disability or retirement. The Company did not award a non-elective contribution for the 401(k) Plan year that ended December 31, 2009.
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

Employment and Other Agreements with Executive Officers
Employment Agreements. As of June 1, 1999, both Carver and Carver Federal entered into employment agreements to secure the services of Deborah C. Wright as President and Chief Executive Officer. The employment agreements are intended to set forth the aggregate compensation and benefits payable to Ms. Wright for all services rendered to them and any of their subsidiaries. Both employment agreements provided for an initial term of three years beginning June 1, 1999 and, pursuant to the terms of the employment agreements, each year thereafter have been extended an additional year following a review of Ms. Wright’s performance by the Compensation Committee and the Board of Directors.
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
A portion of the severance benefits payable to Ms. Wright under her employment agreements in the event of a change in control might constitute “excess parachute payments” under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. In the event that any amounts paid to Ms. Wright following a change of control would constitute “excess parachute payments”, Ms. Wright’s employment agreement with Carver provides that she will be indemnified for any excise taxes imposed due to such excess parachute payments, and any additional income and employment taxes imposed as a result of such indemnification of excise taxes. Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Company.
Letter Agreements. The Company entered into letter employment agreements with Ms. McFadden and Messrs Bason and Ricca. Generally, each letter employment agreement provides for “at-will” employment and compensation in the form of base salary and benefits continuation based on length of service and in certain instances, a one-time payment.
Change in Control Arrangements. In the event of a change in control, pursuant to her employment agreement, Ms. Wright is eligible for three years of base salary and benefits continuation. Pursuant to their letter agreements, as of March 31, 2010, Ms. McFadden and Messrs Ricca and Bason are eligible for 39 weeks of base salary and benefits continuation. Notwithstanding their change in control arrangements, the Company’s senior executive officers have agreed in writing to accept the ARRA standards discussed earlier in this document. Under ARRA, during the period in which the Treasury holds an equity position in the Company, the Company is prohibited from paying severance resulting from termination for any reason, except for payments for services performed or benefits accrued.

Recent Legislation and Its Impact On Executive Compensation
On January 16, 2009, the Company completed a financing transaction with the United States Treasury under the TARP. The Company is therefore subject to these restrictions, and would be unable to make any of the payments described above under the caption “Potential Payments Upon Termination or Change in Control.” To comply with these restrictions, Ms. Wright, Ms. McFadden, Mr. Ricca and Mr. Bason have signed agreements waiving their respective rights to severance payments for so long as the Company is legally prohibited from making such payments.
Under ARRA, all institutions that have received government investments under the TARP are required to comply with new executive compensation restrictions. Among other things, these restrictions prohibit the payment of severance to the Company’s senior executive officers upon their departure from the institution for any reason. In addition, for institutions like the Company that have received less than $25 million under the TARP, the institution’s highest paid executive officer may not receive a cash bonus, but may receive a bonus in the form of restricted stock provided that (i) the restricted stock does not vest until the Treasury’s investment is redeemed, and (ii) the value of the restricted stock does not exceed one-third of the officer’s annual compensation. These restrictions remain in place for so long as the government’s investment in the institution is outstanding.
In February 2010, the U.S. Treasury announced the creation of the TARP Community Development Capital Initiative (“CDCI”), in recognition of the unique role of Community Development Financial Institutions (“CDFI’s”) as lenders in disadvantaged communities. Carver, as a CDFI, applied to participate in the CDCI program. On August 27, 2010, Carver completed an exchange of TARP CCP capital for CDCI capital. All restrictions on executive compensation that applied under TARP CPP remain in force under the CDCI program.
Director Compensation
The Chairman of the Board of Directors is currently the Chief Executive Officer and does not receive any additional compensation for serving as the Board Chairman. The Company’s outside directors are paid an annual cash retainer of $10,000 to serve as a Director of both Carver and Carver Federal and receive a meeting fee of $600 for Board Meetings attended and $700 per Executive Committee meeting attended. The chairs of the Asset Liability and Interest Rate Risk Committee (“ALCO”) and Audit committees receive an annual retainer of $7,500 and $5,000, respectively, and a meeting fee of $650. The chairs of the remaining committees receive an annual retainer of $1,500 and all committee members including the chairs thereof receive $475 per committee meeting attended. The Compensation Committee may approve a grant of 1,000 shares of restricted stock and 1,000 stock options, which vest pursuant to the Company’s incentive plan in effect at the time of the grant. In 2010, after a competitive study of Non-Employee Director Compensation conducted by PM&P, the Compensation Committee decided to grant annual restricted stock awards in the amount of $5,000 to each non-employee director. Such grants are effective as of the date of each annual meeting of stockholders. All other compensation elements would remain unchanged.

The following table sets forth information regarding compensation earned by the non-employee directors of the Company during the last fiscal year.
DIRECTOR COMPENSATION AT FISCAL YEAR-END 2010

					Change In
	Fees				Pension
	Earned				Value And
	or			Non-Equity	Nonqualified
	Paid In	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Carol Baldwin Moody	$28,525	—	—	—	—	—	$28,525
Dr. Samuel Daniel	$28,325	—	—	—	—	—	$28,325
David L. Hinds	$38,650	—	—	—	—	—	$38,650
Robert Holland, Jr.	$32,200	—	—	—	—	—	$32,200
Pazel G. Jackson Jr.	$41,200	—	—	—	—	—	$41,200
Edward B. Ruggiero	$25,000	—	—	—	—	—	$25,000
Robert Tarter	$29,525	—	—	—	—	—	$29,525
Impact of Accounting and Tax on the Form of Compensation
The Compensation Committee and the Company consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans. The Compensation Committee has considered the impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (formerly “SFAS No. 123R”), on the Company’s use of equity incentives as a key retention tool.
As part of its role, the Compensation Committee also reviews and considers sections of the Internal Revenue Code (“IRC”), including but not limited to, Golden Parachutes Under IRC Section 280(g) and the deductibility of executive compensation under Section 162(m) which limits deduction of compensation paid to Named Executive Officers to $1,000,000 unless the compensation is “performance-based”. This applies to base salary, all cash incentive plans and equity grants other than stock options. During fiscal year 2010, no employee received taxable compensation in excess of $1,000,000 and therefore, deductibility of compensation was not limited by these sections of the IRC.
Option Granting Practices
The timing of the Company’s option grants has historically been and continues to be determined upon appointment to the Board, upon hire, or in conjunction with incentive grants after the Company’s fiscal year end and approved by the Compensation Committee. In fiscal year 2010, no options were granted to Named Executive Officers. When granted, however, grants vest pursuant to the Company’s incentive plan in effect at the time of the grant.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the shares of Voting Stock authorized by Carver for issuance under equity compensation plans as of March 31, 2010.

Number of
securities
	Number of		remaining
	securities to be	Weighted-	available for future
	issued upon	average	issuance under
	exercise of	exercise price	equity
	outstanding	of outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected
Plan Category	rights	rights	in column (a))

Equity compensation plans approved by security holders	208,514	$12.03	249,046

Equity compensation plans not approved by security holders	—	—	—

Total	208,514	$12.03	249,046
The Company’s Stock Incentive Plans do not provide for re-pricing of stock options, which is the cancellation of shares in consideration of the exchange for other stock options to be issued at a lower price, and the Company has not acted to re-price stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 16, 2011, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of any class of Carver’s outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of Carver’s Voting Stock as of February 16, 2011. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (“SEC”) and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of these tables, of any shares of stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after February 16, 2011. As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares, and “investment power” includes the power to dispose or direct the disposition of shares.

	Amount and Nature of		Percent of
Name and Address	Beneficial		Common Stock
of Beneficial Owner	Ownership		Outstanding(1)
Wellington Management Company, LLP 75 State Street Boston, MA 02109	244,500	(2)	9.68%
Donald Leigh Koch c/o Koch Asset Management, L.L.C. 1293 Mason Road Thown & Country, MO 63131	238,016	(3)	9.43%
Third Avenue Management LLC 622 Third Avenue, 32nd Floor New York, NY 10017	218,500	(4)	8.65%
Deborah C. Wright c/o Carver Federal Savings Bank 75 West 125th Street New York, NY 1027	161,946	(5)	6.41%
Bay Pond Partners, L.P. c/o Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	154,700	(6)	6.13%
Keefe, Bruyette & Woods, Inc. 787 Seventh Avenue New York, NY 10019	143,600	(7)	5.69%

(1)	On February 16, 2011, there were 2,524,691 outstanding shares of Common Stock.

(2)	Based on a Schedule 13G/A filed with the SEC on February 14, 2007 by Wellington Management Company, LLP.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission jointly by Koch Asset Management, L.L.C. (“KAM”) and Donald Leigh Koch on February 11, 2011. In its role as an investment manager having trading authority over securities held in accounts on behalf of its clients (“Managed Portfolios”), KAM has sole dispositive power over 238,016 shares of Common Stock and, as a result, may be deemed the beneficial owner of the same. Donald Leigh Koch owns 100% of KAM and serves as its managing member, from which Mr. Koch may be deemed to have the power to exercise any dispositive power that KAM may have with respect to Carver Common Stock. Additionally, Mr. Koch, individually, and Mr. Koch and his spouse, jointly, own and hold voting power with respect to Managed Portfolios containing approximately 70,500 shares of Common Stock (the “Koch Shares”). Other than with respect to the Koch Shares, Mr. Koch specifically disclaims beneficial ownership over any shares of Common Stock that he or KAM may be deemed to beneficially own.

(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006 by Third Avenue Management LLC.

(5)	Includes 132,399 vested options to purchase shares of Common Stock.

(6)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011 jointly by Bay Pond Partners, L.P. and Wellington Hedge Management, LLC.

(7)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2011 by Keefe, Bruyette & Woods, Inc.

Security Ownership of Management
The following table sets forth information about the shares of Voting Stock beneficially owned by each nominee, each Continuing Director (as defined herein), each Named Executive Officer identified in the Summary Compensation Table included in this proxy statement, and all directors and executive officers of Carver or Carver Federal, as a group, as of February 16, 2011. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Voting Stock indicated and none of the shares are pledged as security.

		Amount and Nature
		of Beneficial
		Ownership of	Percent of
		Common Stock	Common Stock
Name	Title	(1) (2)	Outstanding (3)

Deborah C. Wright	Chairman and Chief Executive Officer	161,946	6.41%
Samuel J. Daniel	Director	2,527	*
Robert Holland, Jr.	Director	19,347	*
Pazel G. Jackson, Jr.	Director	1,326	*
Janet L. Rollé	Director	2,000
Robert R. Tarter	Director	2,000	*
Susan M. Tohbe	Director	2,000
Mark A. Ricca	Executive Vice President and Chief Risk Officer	7,500	*
Chris McFadden	Executive Vice President and Chief Financial Officer	7,500	*
James H. Bason	Senior Vice President and Chief Lending Officer	10,033	*

All directors and other executive officers as a group persons (10 persons)			8.56%

*	Less than 1% of outstanding Common Stock.

(1)
Amounts of equity securities shown include shares of common stock subject to options exercisable within 60 days as follows: Ms. Wright — 132,399; Dr. Daniel — 800; Mr. Holland — 2,986; Mr. Tarter — 800; Mr. Bason — 4,863; all officers and directors as a group — 141,848.

Amounts of equity securities shown also include shares of common stock subject to options that are not exercisable within 60 days as follows: Ms. Wright — 7,596; Dr. Daniel — 200; Ms, Rollé — 1,000; Mr. Tarter — 200; Ms. Tohbe — 1,000; all officers and directors as a group — 9,996.

Amounts of equity securities shown include unvested shares of restricted stock awarded to the executive officers and directors under the 2006 Stock Incentive Plan, which such executive officers and directors have neither voting nor dispositive power, as follows: Dr. Daniel — 200; Ms, Rollé — 1,000; Mr. Tarter — 200; Ms. Tohbe — 1,000; Mr. Ricca — 7,500; Ms. McFadden — 7,500; all officers and directors as a group — 17,400.

(2)
Includes 71,499 shares in the aggregate held by the ESOP Trust that have been allocated as of December 31, 2009 to the individual accounts of executive officers under the ESOP and as to which an executive officer has sole voting power for the shares allocated to such person’s account, but no dispositive power, except in limited circumstances. Ms Wright has 9,014 shares and Mr. Bason has 2,388 shares.

(3)
Percentages with respect to each person or group of persons have been calculated on the basis of 2,524,691 shares of Common Stock, exclusive of shares held by Carver the total number of shares of Common Stock outstanding as of February 16, 2011 plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after February 16, 2011 by the exercise of stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Transactions with Certain Related Persons
Applicable law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Carver Federal offers loans to its directors, officers and employees, which loans are made in the ordinary course of business and are not made with more favorable terms nor do they involve more than the normal risk of collectability or present unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. As of the date of this proxy statement, neither Carver nor Carver Federal had made any loans or extensions of credit to any of its executive officers or directors.

Item 14.	Principal Accounting Fees and Services.
General
The Finance and Audit Committee of the Board of Directors of Carver has appointed the firm of KPMG LLP as independent auditors for Carver for the fiscal year ending March 31, 2012 and the Board of Directors has determined that it would be desirable to request that stockholders ratify such appointment. Representatives of KPMG LLP are expected to be present at the Annual Meeting. They will have an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.
Stockholder ratification of the appointment of KPMG LLP is not required by Carver’s Bylaws or otherwise. However, the Board of Directors is submitting the appointment of the independent registered public accounting firm to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the appointment of KPMG LLP, the Finance and Audit Committee will reconsider whether it should select another independent registered public accounting firm. Even if the selection is ratified, the Finance and Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change is in the best interests of Carver Bancorp, Inc. and its stockholders.
Auditor Fee Information
KPMG’s fees billed for the fiscal years ended March 31, 2010 and 2009 were as follows:

	2010	2009
Audit fees	$494,600	$400,000

Audit-Related Fees	—	—

Tax Fees
Other fees*	$—	$69,442

Total	$494,600	$469,442

*	Includes audit and tax work for Carver Community Development Corporation and the maintenance of Carver as a community development entity.

Pre-Approval Policy for Services by Independent Auditors
During fiscal year 2010, the Finance and Audit Committee of Carver’s Board of Directors pre-approved the engagement of KPMG LLP to provide non-audit services and considered whether, and determined that, the provision of such other services by KPMG LLP is compatible with maintaining KPMG LLP’s independence.
In June 2004, the Finance and Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by KPMG LLP consistent with applicable SEC rules. Under the policy, prior to the engagement of the independent auditors for the next year’s audit, management submits an aggregate of services expected to be rendered during that year for each of the four categories of services described above to the Finance and Audit Committee for approval. Prior to engagement, the Finance and Audit Committee pre-approves these services by category of service. The fees are budgeted and the Finance and Audit Committee will receive periodic reports from management on actual fees versus the budget by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the pre-approval. In those instances, the Finance and Audit Committee requires specific pre-approval before engaging the independent auditor.
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
All members of the Finance and Audit Committee have been determined to be independent as defined in the listing requirements of the NASDAQ Stock Market. The Board of Directors has determined that Robert R. Tarter, Pazel G. Jackson, Jr. and Susan M. Tohbe each qualify as an “audit committee financial expert.” The Finance and Audit Committee received the required written disclosures and letter from KPMG LLP, Carver’s independent accountants, required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning the independent registered public accounting firm’s independence. The Finance and Audit Committee reviewed and discussed with the Company’s management and KPMG LLP the audited financial statements of the Company contained in the Company’s fiscal year 2010 annual report on Form 10-K. The Finance and Audit Committee has also discussed with KPMG LLP the matters required to be discussed pursuant to the Codified Statements on Auditing Standards No. 61, as amended or supplemented.

Throughout the year, the Finance and Audit Committee had full access to management and the independent and internal auditors for the Company. The Finance and Audit Committee consulted with advisors regarding the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market’s corporate governance listing standards and the corporate governance environment in general and considered any additional requirements of the Finance and Audit Committee as well as additional procedures or matters the Finance and Audit Committee should consider. During fiscal year 2010, the Finance and Audit Committee approved the retention of the Company’s independent accounting firm, KPMG LLP, and received the Board’s ratification of this decision. The Finance and Audit Committee acts only in an oversight capacity and necessarily relies on the assurances and work of the Company’s management and independent auditors who expressed an opinion on the Company’s annual financial statements. The Company’s management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control.
Based on its review and discussions described in the immediately preceding paragraphs, the Finance and Audit Committee recommended to the Board of Directors that the audited financial statements included in the Company’s fiscal year 2010 Annual Report on Form 10-K be included in that report.
Finance and Audit Committee of Carver Bancorp, Inc.
Robert R. Tarter (Chairman)
Pazel G. Jackson, Jr.
Susan M. Tohbe

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

February 24, 2011	By	/s/ Deborah Wright
Deborah C. Wright
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deborah Wright Deborah C. Wright	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Chris McFadden Chris McFadden	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Samuel J. Daniel Samuel J. Daniel	Director

/s/ Robert Holland, Jr. Robert Holland, Jr.	Lead Director

/s/ Pazel G. Jackson, Jr. Pazel G. Jackson, Jr.	Director

/s/ Janet L. Rollé Janet L. Rollé	Director

/s/ Robert R. Tarter Robert R. Tarter	Director

/s/ Susan M. Tohbe Susan M. Tohbe	Director