Form 10-K
period 2011-03-31
CARVER BANCORP INC
filed 2011-06-30
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period t hat the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2011 there were 2,484,263 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2010 (based on the closing sales price of $6.15 per share of the registrant's common stock on September 30, 2010) was approximately $15,219,522.

 DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2011 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates.   These factors include but are not limited to the following:

•
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS issued this Order based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital. The raising of additional capital to address the finding of inadequate capital may dilute the capital holdings of existing shareholders.

•
The Orders required the additional capital to be raised by April 30, 2011 or the Company would be required to submit a contingency plan that is acceptable to the OTS. The Company did not raise the additional capital by April 30, 2011 and thus filed the required contingency plan with the OTS. If the contingency plan is acted upon it may result in the sale or unwinding of the Company.

•
general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses.

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company's business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	the Company's success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or expensive than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management; and

•	the ability to realize cost efficiencies.

Any or all of the Company's forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company or management makes may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company's future performance, see “Item 1A - Risk Factors” and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

As used in this Annual Report on Form 10-K, the word “Company” is used to refer to Carver Bancorp Inc. and its consolidated subsidiaries, including Carver Federal Savings Bank (“Carver Federal”).

ITEM 1. BUSINESS.

OVERVIEW

Carver Bancorp, Inc., a Delaware corporation (the “Holding Company”, the “Company” or “Carver”), is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations.  The Holding Company is headquartered in New York, New York.  The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal.  Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and nine stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the Office of Thrift Supervision following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver's community development lending and 55.4% of Carver's Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $709.2 million in assets as of March 31, 2011 and employed approximately 120 employees as of May 31, 2011.

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

The Bank's primary market area for deposits consists of the areas served by its nine branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Bronx, Kings, New York and Queens counties in New York City, and lower Westchester County, New York.  Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas.  Management believes that this competition had become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans by qualified borrowers. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from mortgage banking companies, commercial banks, and savings institutions. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This combined with competitors' larger presence in the New York market add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

Carver Federal's more than 60 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with other competitors that have entered its market.

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, Carver Federal was selected by the United States Department of Treasury (“US Treasury”) to receive an award of $59 million in New Markets Tax Credits, (“NMTC”). In May 2009, Carver Federal won another NMTC award in the amount of $65 million and in February 2011, the Company announced that Carver Federal had been selected to receive a third NMTC award in the amount of $25 million. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  In addition to the tax credit awards recognized, the Company may transfer rights to an investor in a NMTC project and recognize a gain on the transfer of rights. The Company's ability to realize the benefit of the tax credits is dependent upon the Company generating sufficient taxable income. As of March 31, 2011, the 2006 and 2009 awards allocations have been fully utilized in qualifying projects. See item 7 below and the footnotes to the financial statements for additional details on the NMTC activities.

GENERAL

Carver Bancorp, Inc.

The Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust.

The Trust was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Trust is not consolidated with Carver Bancorp, Inc. for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Under the Orders, the Company is prohibited from paying dividends without prior OTS approval. Therefore the Company has deferred the debenture interest payments. Prior to receiving the Orders, the Company requested approval from the OTS to make a debenture interest payment and the request was denied.

On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share.  On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Holding Company.

On April 5, 2006, the Company entered into a definitive merger agreement to acquire Community Capital Bank (“CCB”), a Brooklyn-based community bank, in a cash transaction valued at $11.1 million, or $40.00 per CCB share.  On September 29, 2006, the Bank acquired CCB, with approximately $165.4 million in assets and two branches. The Bank incurred an additional $0.9 million in transaction costs related to the acquisition.  The acquisition of CCB and its award-winning small business lending platform has expanded the Company's ability to capitalize on substantial growth in the small business market.  The Company continues to evaluate acquisition opportunities as part of its strategic objective for long-term growth.

The principal business of the Holding Company consists of the operation of its wholly owned subsidiary, the Bank.  The Holding Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027.  The Holding Company's telephone number is (718) 230-2900.

Carver Federal Savings Bank

Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the “FHLB-NY”).  Carver Federal was founded as an African- and Caribbean-American operated institution to provide residents of underserved communities the ability to invest their savings and obtain credit.  Carver Federal Savings and Loan Association converted to a federal savings bank in 1986 and changed its name at that time to Carver Federal Savings Bank.  None of the Bank's employees are a member of a collective bargaining agreement, and the Bank considers its relations with employees to be satisfactory.

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2011, this subsidiary had $0.6 million in total assets and a minimal net operating loss.  During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2011, CAC owned mortgage loans carried at approximately $81.2 million and total assets of $129.8 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Available Information

The Company makes available on or through its internet website, http://www.carverbank.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  Such reports are available free of charge and as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street N.E. Washington D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.

In addition, certain other basic corporate documents, including the Company's Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers and the charters of the Company's Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of the Company's annual meeting are posted on the Company's website.  Printed copies of these documents are also available free of charge to any stockholder who requests them.  Stockholders seeking additional information should contact the Corporate Secretary's office by mail at 75 West 125th Street, New York, New York 10027 or by e-mail at corporatesecretary@carverbank.com.  The information on the Company's website is not part of this annual report.

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate, multi-family and one-to-four family residential property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time-to-time, the Bank may purchase loans from other financial institutions to achieve loan growth objectives. Loans purchased comply with the Bank's underwriting standards. Under the Orders, the Bank is required to improve its level of adversely classified assets and is restricted from origination commercial real estate ("CRE") loans until it reduces its current concentration of CRE loans.

In recent years, Carver Federal has focused on the origination of commercial real estate loans and multi-family residential loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multi-family residential mortgage loans was required given the increase of the overall level of credit risk inherent in this segment of the Bank's loan portfolio. The greater risk associated with commercial real estate and multi-family residential loans has required the Bank to increase its provisions for loan losses and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

During fiscal 2009, the Bank began to deemphasize the origination of new construction loans and in fiscal 2011 ceased the origination of new construction loans, allowing the outstanding balance of the construction loan portfolio to decline. As security for repayment, the Bank obtains a first lien position on the underlying collateral, and generally obtains personal guarantees.

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

Carver Federal's business banking unit was formed in 2006 with the acquisition of CCB, a commercial bank, to focus on loans to businesses located within the Bank's market area. These loans are generally personally guaranteed by the business owners, and may be secured by the assets of the business. The interest rate on these loans is generally an adjustable rate based on a published index, usually the prime rate. These loans, while providing the Bank a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. To date, Carver Federal has incurred some losses in the business loan portfolio, which are mainly related to loans acquired through the CCB acquisition.

Loan Portfolio Composition. Total loans receivable decreased by $90.5 million, or 13.4%, to $582.3 million at March 31, 2011 compared to $672.7 million at March 31, 2010. Carver Federal's total loans receivable as a percentage of total assets decreased to 82.10% at March 31, 2011 compared to 83.8% at March 31, 2010. Non-residential real estate loans, which includes commercial real estate, totaled $243.8 million, or 41.9% of total loans receivable; multi-family loans totaled $123.8 million, or 21.3% of total loans receivable; construction loans (net of committed but undisbursed funds), totaled $78.1 million, or 13.4% of total loans receivable; one-to-four family mortgage loans totaled $82.1 million, or 14.1% of total loans receivable; business loans totaled $53.2 million, or 9.1% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.3 million or 0.2% of total loans receivable.

The following is a summary of loans receivable, net of allowance for loan losses at March 31 (dollars in thousands):

	March 31, 2011		March 31, 2010		March 31, 2009		March 31, 2008		March 31, 2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One- to four-family	$82,061	14.1%	$90,150	13.4%	$105,771	15.9%	$127,186	19.4%	$123,451	20.3%
Multifamily	123,791	21.3%	141,702	21.1%	80,321	12.1%	78,657	12.0%	91,877	15.1%
Non-residential	243,786	41.9%	259,619	38.6%	273,595	41.3%	238,508	36.3%	203,187	33.4%
Construction	78,055	13.4%	111,348	16.6%	144,318	21.8%	158,877	24.2%	137,697	22.6%
Business	53,248	9.1%	68,523	10.2%	57,522	8.7%	51,424	7.8%	51,226	8.4%
Consumer and other (1)	1,349	0.2%	1,403	0.2%	1,674	0.3%	1,728	0.3%	1,067	0.2%
Total loans receivable	582,290	100%	672,745	100%	663,201	100%	656,380	100%	608,505	100%

Add:
Premium on loans	120		130		546		725		990
Less:
Deferred fees and loan discounts	(2,107)		(2,864)		(1,583)		(1,229)		(994)
Allowance for loan losses	(23,147)		(12,000)		(7,049)		(4,878)		(5,409)
Total loans receivable, net	$557,156		$658,011		$663,193		$650,998		$603,092

(1)	Includes personal loans

Non-residential Real Estate Lending. Non-residential real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as commercial real estate. Non-residential real estate lending entails additional risks compared with one to four family residential and multi-family lending. For example, such loans typically involve large loan balances to single borrowers or groups of related borrowers, and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

In making non-residential real estate loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum loan-to-value (“LTV”) ratio on non-residential real estate mortgage loans at origination is generally 75% based on the appraised value of the mortgaged property. The Bank generally requires a Debt Service Coverage Ratio (“DSCR”) at origination of at least 1.20 on non-residential real estate loans. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2011, non-residential real estate mortgage loans totaled $243.8 million, or 41.9% of the total loan portfolio. This balance reflects a year-over-year decrease of $15.8 million, or 6.4% . The decrease in originations in fiscal 2011 is the result of the Company's efforts to reduce its exposure to this segment of the New York and New Jersey real estate market. As of March 31, 2011, Carver Federal is not currently originating new commercial real estate loans.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2011, loans to churches totaled $53.9 million, or 9% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 64 church loans in the Bank's loan portfolio.

Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church's ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. While asset quality in the church loan category historically has been one of the strongest asset classes, recent economic conditions have produced some delinquencies in this portfolio. Management believes that Carver Federal will remain a leading lender to churches in its market area, however, Carver will continue to conduct disciplined underwriting and maintain focused portfolio management.

Multi-family Real Estate Lending. Traditionally, Carver Federal originates and purchases multi-family loans. Multi-family property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multi-family residential units. Carver Federal's multi-family loan portfolio decreased $17.9 million in fiscal 2011, or 12.6% to $123.8 million , or 21.3%, of Carver Federal's total loan portfolio at March 31, 2011. As of March 31, 2011, Carver Federal is not currently originating new multi-family loans.

In making multi-family loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's multi-family product guidelines generally require that the maximum LTV at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multi-family loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multi-family loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25- or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for two additional five-year periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.

To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver Federal employs a risk-rating system for its loans.  All commercial loans, including multi-family real estate loans, are risk-rated internally at the time of origination. Management continually monitors all commercial loans in order to update risk ratings when necessary (see Asset classification and Allowance for loan and lease losses for additional information on asset classification and risk ratings. In addition, to evaluate changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of commercial loan relationships.  On a quarterly basis, i) all new/renewed loans greater than $1,000,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans are reviewed.  In addition, on an annual basis, all loans greater than $1,000,000 and a sampling of loans $100,000 to $999,999 are reviewed.  Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

Construction Lending. The Bank has historically originated or participated in construction loans for new construction and renovation of multi-family buildings, residential developments, community service facilities, churches, and affordable housing programs. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans to include an engineer's plan and cost review on all construction budgets with interest reserves for loans in excess of $250,000.

Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. During fiscal 2009, the Bank sought to minimize this risk by limiting construction lending to experienced borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one-to-four family mortgage loans. Since fiscal 2010, the Bank has ceased new construction lending.

At March 31, 2011, the Bank had $78.1 million (net of $4.4 million of committed but undisbursed funds) in construction loans outstanding, comprising 13.4% of the Bank's gross loan portfolio. The balance at March 31, 2011 reflects a $33.3 million, or 29.9%, decrease over fiscal 2010, consistent with the Bank's cessation of construction lending.Virtually all of the construction loans currently in Carver's loan portfolio comprise participations in loans originated by peer lenders in New York City. The preponderance of these loans, 81%, are underwritten and serviced by the Community Preservation Corporation (“CPC”), a nationally recognized non-profit corporation whose mission is to create affordable housing through new construction and renovation of existing buildings. CPC is sponsored by more than 70 commercial banks, savings institutions and insurance companies. Since its founding in 1974, CPC has been responsible for providing over $7 billion in private and public capital to create approximately 140,000 affordable homes in low and moderate income communities, in New York City, New Jersey and Connecticut.

Consistent with other sponsoring lenders, Carver participates in a portion of an individual CPC-originated loan by purchasing up to 90% of the total loan commitment to a developer. CPC is Carver's agent in servicing the loans on a daily basis, including overseeing construction and collecting payments. However Carver's lending team independently underwrites each participation and loans are approved pursuant to Carver's Loan Policy and underwriting guidelines. Carver's lending team monitors progress in construction and other benchmarks via written reports and meetings with CPC staff, which are supplemented by site visits and direct communications with borrowers.

CPC-sponsored developments provide affordable homes for purchase or rental. Loans for rental developments, when complete, are generally sold to the New York City Pension Fund. Of Carver's portfolio of CPC loans, comprised of 19 loans in the amount of $64.7 million, 16% are for rental developments and 84% are for sale. Most CPC homes are priced to target families at 120% of the median income in New York City, which is approximately $78,300. This segment of the home buying market is very deep and typically resilient, given the expense of New York City living and the pent up demand of families living in public housing and other affordable rental housing, to purchase their first home.

Since the recession in 2008, continued difficult economic conditions have severely tested this previously successful model. Delinquency in the CPC loan portfolio in which Carver participates has increased significantly. At March 31, 2011, the largest contributor to Carver's delinquencies was the CPC portfolio, representing 89% of total construction delinquencies and 42.7% of the non-performing portfolio. The delinquency rate for these loans is 25.4%.

The most significant factors leading to this delinquency was the federal government's decision in 2008 to remove Fannie Mae and Freddie Mac from the secondary market. As a result, loans for developments for which construction was complete could not be paid off because end loans, or mortgages for buyers, were non-existent. Second, the lengthy period in which developers managed the dearth of mortgage loans, severely strained their finances, as they are typically smaller, local developers. Third, the loss of employment in the New York metropolitan area reduced confidence and demand in the home buying population. The slow recovery in the home buying/consumer mortgage business has resulted in an extended time frame for developers to finalize sales and repay their construction loans.

Our strategy to manage this portfolio has been threefold. First, we ceased additional construction lending in fiscal 2010. During fiscal 2011, the construction loan portfolio has been reduced by $28.6 million or 25.5%, through pay offs and other resolutions. Second, we worked with CPC to develop an end loan product to provide mortgage financing for purchasers, if secondary market conditions do not rebound sufficiently. Third we are aggressive participants, along with CPC, in the servicing of each loan.

We currently believe that delinquencies in this portfolio will remain elevated for the foreseeable future.

To help ensure continued collateral protection and asset quality for the term of construction loans, Carver Federal employs a risk-rating system for its loans.  All construction loans are risk-rated internally at the time of origination. Management continually monitors all construction loans in order to update risk ratings when necessary (see Asset classification and Allowance for loan and lease losses for additional information on asset classification and risk ratings). In addition, to evaluate changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of construction loan relationships.  On a quarterly basis, i) all new/renewed loans greater than $1,000,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans are reviewed.  In addition, on an annual basis, all loans greater than $1,000,000 and a sampling of loans $100,000 to $999,999 are reviewed.  Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

One-to-four Family Residential Lending. Historically, Carver Federal emphasized the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties, although this practice has been discontinued. In the past the Bank has also purchased one-to-four family loans, $316 thousand was purchased in fiscal 2010 compared to no such loans purchased in fiscal 2011 or fiscal 2009. In October 2008, the Bank entered into an arrangement with a third party to originate and underwrite one-to-four family loans for the Bank using Fannie Mae, Freddie Mac or FHA underwriting guidelines.

Carver Federal offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.4 million. Approximately 46% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2011 were adjustable rate and approximately 54% were fixed-rate. One-to-four family residential real estate loans decreased $8.0 million to $82.1 million, or 14.1%, of the gross loan portfolio at March 31, 2011 compared to March 31, 2010. During fiscal 2009 the Bank decreased its emphasis on one-to-four family lending due to more favorable pricing on multi-family residential and commercial real estate lending.

The Bank's lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one-to-four family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with LTV ratios in excess of 80%. Under certain special loan programs, Carver Federal may originate and sell loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 96.5%.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2011, the Bank, through its sub-servicers, serviced $42.0 million in loans for FNMA and $5.7 million for other third parties.

Carver Federal offers one-year, three-year, five/one-year and five/three-year adjustable-rate one-to-four family residential mortgage loans. These loans are generally retained in Carver Federal's portfolio although they may be sold in the secondary market. They are indexed to the weekly average rate on one-year, three-year and five-year U.S. Treasury or Federal Home Loan Bank (“FHLB”) securities, respectively, adjusted to a constant maturity (usually one year), plus a margin. The rates at which interest accrues on these loans are adjustable every one, three or five years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of a one-year adjustable-rate mortgage and four percentage points over the life of three-year and five-year adjustable-rate mortgages.

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

In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At March 31, 2011, the Bank had $8.2 million in subprime loans, or 1%, of its total loan portfolio of which $3.9 million are non-performing loans.

Business Loans.  Carver Federal's small business lending portfolio decreased by $15.3 million to $53.2 million, or 22.3%, of the Bank's gross loan portfolio in Fiscal 2011. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners, and may also be secured by additional collateral, including real estate, equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $4.7 million at March 31, 2011, are secured through first liens on the taxi medallions. Carver Federal originates taxi medallion loans in an amount up to 80% of the value of the taxi medallion.

Consumer and other Loans. At March 31, 2011, the Bank had $1.3 million in consumer and other loans, or 0.2%, of the Bank's gross loan portfolio. At March 31, 2011, $1.2 million, or 93.8%, of the Bank's consumer loans were unsecured loans, consisting of consumer loans, other than loans secured by savings deposits, and $0.1 million or 6.2%, were secured by savings deposits.

Consumer loans generally involve more risk than first mortgage loans. Collection of a delinquent loan is dependent on the borrower's continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal and a borrower may be able to assert claims and defenses against Carver Federal which it has against the seller of the underlying collateral. In underwriting unsecured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See “-Asset Quality-Non-performing Assets.”

Loan Processing. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in and telephone customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Real estate, business and unsecured loan applications are forwarded to the Bank's Lending Department for underwriting pursuant to standards established in Carver Federal's loan policy. The underwriting and loan processing for residential one-to-four family loans are performed by an outsourced third party loan originator using lending standards established by the Bank.

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

Loan Approval. Except for real estate and business loans in excess of $6.0 million and $3.0 million, respectively, mortgage and business loan approval authority has been delegated by the Bank's Board to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $3.0 million for real estate loans, $2.0 million for business loans secured by real estate and $1.0 million for all other business loans. Any loan that represents an exception to the Bank's lending policies must be ratified by the next higher approval authority. Real estate and business loans above $6.0 million and $3.0 million, respectively, must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA standards and limits may be approved by the outsourced third party loan originator. Under the Orders, the Bank is restricted from originating new CRE loans. Additionally, extensions or refinancing of existing CRE loans require regulatory approval.

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the Office of Thrift Supervision (“OTS”), with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “-Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2011, the maximum loans-to-one-borrower under this test would be $7.5 million and the Bank had no relationships that exceeded this limit.

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

Loan Originations and Purchases. Loan originations, including loans originated for sale, were $28.6 million in fiscal 2011 compared to $108.4 million in fiscal 2010. In prior years, the Bank increased its loan production of non-residential commercial real estate and multi-family lending, including those in construction, to take advantage of higher yields and better interest rate risk characteristics. However, due to the downturn in the real estate market and the economy in general, the Bank has curtailed non-owner occupied commercial real estate and construction lending given the additional risks associated with these products. The Bank purchased $10.8 million in loans during fiscal 2010 compared to no loans purchased for fiscal 2011 and fiscal 2009.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31, (in thousands):

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$3,129	10.96%	$3,477	2.92%	$10,861	7.17%
Multi-family	700	2.45%	18,678	15.67%	21,019	13.88%
Non-residential	3,159	11.06%	42,868	35.97%	57,785	38.16%
Construction	4,902	17.16%	13,752	11.54%	38,471	25.40%
Business	16,318	57.13%	29,368	24.64%	22,891	15.12%
Consumer and others (1)	353	1.24%	277	0.23%	405	0.27%
Total loans originated	28,561	100.00%	108,420	90.97%	151,432	100.00%
Loans purchased (2)	—	—%	10,760	9.03%	—	—%
Total loans originated and purchased	28,561	100.00%	119,180	100.00%	151,432	100.00%
Loans sold (3)	(3,335)		(3,370)		(10,291)
Net additions to loan portfolio	$25,226		$115,810		$141,141

(1) Comprised of personal loans.
(2) Comprised of one-to-four family residential, non-residential and multifamily mortgage loans and business loans.
(3) Comprised of primarily one-to-four family mortgage loans.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse, with certain exceptions related to the seller's compliance with representations and warranties, and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at that time by the Bank. The Bank initially seeks to purchase loans in its market area, however, the Bank may purchase loans secured by property secured outside its market area to meet its financial objectives. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state markets will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2011 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Construction loans generally have terms from 12 to 24 months and when coupled with the significant decline in originations over the past two years, the construction loan portfolio has a maturity of less than one year. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below (in thousands):

	Loan Maturities
	<1 Yr.	1-2 Yrs.	2-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10-20 Yrs.	20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$9	$185	$1,977	$668	$1,745	$4,093	$73,384	$82,061
Multi-family	8,346	3,559	3,016	13,180	34,329	54,267	7,094	123,791
Commercial	9,511	12,030	24,323	53,620	62,845	74,029	7,428	243,786
Construction	78,055	—	—	—	—	—	—	78,055
Business	16,268	3,344	2,217	11,664	14,862	4,106	787	53,248
Consumer	72	962	42	142	113	18	—	1,349
Total	$112,261	$20,080	$31,575	$79,274	$113,894	$136,513	$88,693	$582,290

The following table sets forth as of March 31, 2011, amounts in each loan category that are contractually due after March 31, 2012 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans (in thousands):

	Due After March 31, 2012
	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$44,200	$37,852	$82,052
Multi-family	64,859	50,585	115,444
Non-residential	58,087	176,189	234,276
Construction	—	—	—
Business	23,086	13,895	36,981
Consumer	—	1,277	1,277
Total	$190,232	$279,798	$470,030

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multi-family loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted by vacancies and general market conditions. For one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets. Non-performing assets consist of non-accrual loans and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers takes prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the Small Business Administration (“SBA”). Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank's collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2011, loans classified as a troubled debt restructuring totaled $23.8 million.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes non-accrual loans, and property acquired in settlement of loans as of March 31, (dollars in thousands):

	2011	2010	2009	2008	2007
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One-to-four family	$15,993	$7,682	$4,396	$567	$173
Multi-family	6,786	10,334	3,569	—	3,886
Non-residential	10,078	6,315	11,375	522	—
Construction	37,218	17,413	3,286	—	—
Business	7,289	5,799	3,079	1,708	439
Consumer	42	28	22	57	12
Total non-performing loans	77,406	47,571	25,727	2,854	4,510

Other non-performing assets (2):
Real estate owned	564	66	465	1,163	28
Total other non-performing assets	564	66	465	1,163	28
Total non-performing assets (3):	$77,970	$47,637	$26,192	$4,017	$4,538

Accruing loans contractually past due > 90 days (4):	$—	$1,411	$894	$—	$—

Non-performing loans to total loans	13.34%	7.1%	4.01%	0.43%	0.74%
Non-performing assets to total assets	10.99%	5.91%	3.31%	0.5%	0.61%

(1)    Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and loans, in the opinion of management, for which the collection of additional interest is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ability to collect on the loan.
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

At March 31, 2011, total non-performing assets increased by $30.6 million to $78.0 million, compared to $47.6 million at March 31, 2010. Non-accrual loans consist of 46 one- to four- family loans, 8 multi-family loans, 14 non-residential real estate loans, 12 construction loans, 8 consumer and 16 small business and SBA loans. The increase in delinquent loans from the prior year is primarily the result of continued unfavorable economic conditions and resultant impact on borrower's ability to meet the terms of their loans. Management believes that there will likely be losses on certain delinquent loans, but that the amount of losses will be reduced by the values of the properties securing these delinquent loans and the Bank's loan loss reserves. Other real estate owned of $0.6 million reflects two properties foreclosed upon.

Although we believe that substantially all risk elements at March 31, 2011 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

Asset Classification and Allowances for Losses. Federal regulations and the Bank's policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is non-performing and/or determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered un-collectible, even if a partial recovery could be expected in the future.  The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.  Assets classified as substandard or doubtful result in a higher level of allowances for loan losses recorded in accordance with Accounting Standards Codification (“ASC”) subtopic 450-20 “Loss Contingencies”. If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses pursuant to loan impairment guidance in ASC subtopic 310-10-35 in the amount of the portion of the asset classified as a loss or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses (ALLL).  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems, that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements.  The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.  Federal examiners may disagree with a savings institution as to the appropriate level of the institution's allowance for loan losses.  While management believes Carver Federal has established its existing loss allowances in accordance with the ALLL policy, there can be no assurance that regulators, in reviewing Carver Federal's assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal's reported financial condition and results of operations.  For additional information regarding Carver Federal's ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

The Board has designated the Internal Asset Review Committee of management to perform a review on a quarterly basis of the Bank's asset quality, establish general and specific allowances, determine loan classifications and submit their report to the Board for review. Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur.  Further, management reviews the ratio of allowances to total loans and recommends adjustments to the level of allowances accordingly. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans.  The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provides input to the Internal Asset Review Committee in its review of classified assets.  In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions and certain qualitative factors. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate market. See “-Lending Activities-Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by management on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. A loan is deemed impaired when it is probable the Bank will be unable to collect both principal and interest due according to the contractual terms of the loan agreement.  Loans the Bank individually classifies as impaired include multi-family mortgage loans, commercial real estate loans, construction loans and business loans which have been classified by the Bank's credit review officer as substandard, doubtful or loss for which it is probable that principal and interest will not be collected in accordance with the loan's contractual terms, and certain loans modified in a troubled debt restructuring  A valuation allowance for collateral dependent loans is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. A valuation allowance for cash flow dependent loans is established when based upon a discounted cash flow analysis, impairment is demonstrated.

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged-off against the allowance for loan losses.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to taking possession of the property, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide financing for the sale.

The following table sets forth an analysis of Carver Federal's allowance for loan losses for the years ended March 31 (dollars in thousands):

	2011	2010	2009	2008	2007
Balance at beginning of year	$12,000	$7,049	$4,878	$5,409	$4,015
Less Charge-offs:
One-to-four family	827	580	—	22	19
Non-residential	12,226	1,648	—	—	—
Business	2,007	646	501	709	50
Consumer and other	959	84	83	174	51
Total Charge-offs	16,019	2,958	584	905	120
Add Recoveries:
One-to-four family	6	12	—	—	2
Non-residential	2	—	—	—	2
Business	13	6	10	110	—
Consumer and other	31	46	43	42	43
Total Recoveries	52	64	53	152	47
Net loans charged-off	15,967	2,894	531	753	73
CCB acquisition allowance	—	—	—	1,191	—
Provision for losses	27,114	7,845	2,702	222	276
Balance at end of year	$23,147	$12,000	$7,049	$4,879	$4,218
Ratios:
Net charge-offs to average loans outstanding	2.51%	0.43%	0.08%	0.17%	0.02%
Allowance to total loans	3.98%	1.79%	1.1%	0.74%	0.89%
Allowance to non-performing loans	17.04%	25.23%	27.4%	170.89%	119.93%

The following table allocates the allowance for loan losses by asset category at March 31 (dollars in thousands):

	2011		2010		2009		2008		2007
	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to-four family	$2,923	12.6%	$1,036	8.6%	$970	13.8%	$324	6.6%	$372	6.9%
Multi-family	6,223	26.9%	1,566	13.1%	428	6.1%	315	6.5%	1,414	26.1%
Non-residential	3,999	17.3%	2,613	21.8%	2,417	34.3%	1,215	24.9%	1,487	27.5%
Construction	6,944	30%	3,831	31.9%	896	12.7%	1,448	29.7%	951	17.6%
Business	2,965	12.8%	2,069	17.2%	2,268	32.2%	1,124	23%	951	17.6%
Consumer and other	93	0.4%	60	0.5%	70	1%	94	1.9%	234	4.3%
Unallocated	—	0%	826	6.9%	—	0%	358	7.3%	—	0%
Total Allowance	$23,147	100%	$12,000	100%	$7,049	100%	$4,878	100%	$5,409	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  ASC subtopic 320-942 requires that securities be classified into three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2011, the Bank had no securities classified as trading.  At March 31, 2011, $53.6 million, or 75.2% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale.  The remaining $17.7 million, or 24.8%, was classified as held-to-maturity.

Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities to help achieve its asset/liability management goals and collateral needs.  Although mortgage-backed securities generally yield less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity.  Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws.  See “-Regulation and Supervision-Federal Banking Regulation-Qualified Thrift Lender Test” and “-Federal and State Taxation.”

At March 31, 2011, mortgage-backed securities constituted 7.6% of total assets, as compared to 6.6% of total assets at March 31, 2010.  Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2011, constituted $9.5 million, or 17.5%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 4 of Notes to Consolidated Financial Statements, “Securities.”

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in high-quality assets (primarily government and agency obligations) with short and intermediate terms (typically seven years or less) to maturity.  Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds (See Note 4 of Notes to Consolidated Financial Statements).

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “-Regulation and Supervision-Federal Banking Regulation-Liquidity.”

Securities Impairment.  The Bank's available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers' market values and are affected by changes in interest rates.  The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2009, the Bank held a private-label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52 thousand. As of fiscal year end, the Bank no longer holds this security. At March 31, 2011, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

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

Deposits.  Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its nine branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to five years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branches.  Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

The Bank's branches on 116th Street and 145th Street in Harlem and its Jamaica branches operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits.  As of March 31, 2011, Carver Federal held $60.1 million in BDD deposits. BDD deposits are used by various municipal agencies to encourage banking operations in low- to moderate-income areas. During the fiscal year, the Bank's Jamaica branch no longer qualified to participate in the BDD program resulting in the Bank returning $25 million in BDD deposits.

As of March 31, 2011 the Bank also has $74.7 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”).The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks in increments of less than the individual FDIC insurance limit amount to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customer's deposits in like amounts. Depositors are allowed to withdraw funds, with a penalty, from these accounts. These allow a variety of maturities, but have penalties for early withdrawal. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”) the FDIC deposit insurance limit was $100,000. As result of ESSA, this limit was increased to $250,000 through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.

In February 2011, the Orders issued to Carver Federal restricted Carver's ability to add new CDARS deposit accounts and renew existing CDARS deposit accounts. Carver Federal applied for a Brokered Deposit Waiver through the Federal Deposit Insurance Corporation ("FDIC") to allow for the renewal of the existing CDARS deposit base. During the period that Carver was waiting for the FDIC brokered deposit waiver, maturing deposits were placed in a one way CDAR which allowed the Carver customer to maintain the product, but not longer counted as a deposit liability for Carver, because it was no longer reciprocal. This allowed Carver to meet the clients needs, while remaining compliant with the Orders. At March 31, 2011, the Bank had placed $2.6 million of customer funds into the program. In April 2011 the FDIC approved Carver Federal's Brokered Deposit Waiver, allowing for the renewal of the existing CDARS deposit base. The Brokered Deposit Waiver is limited to CDARS maturing in the first quarter of fiscal 2012. Carver Federal has applied for a Brokered Deposit Waiver for CDAR deposit accounts maturing in the second quarter of fiscal 2012. Carver Federal is awaiting a decision from the FDIC.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, current market rates, the Bank's growth goals and applicable regulatory restrictions and requirements.  For additional information regarding the Bank's deposit accounts and the related weighted average interest rates paid; and amount and maturities of certificates of deposit in specified weighted average interest rate categories refer to Note 8 of Notes to Consolidated Financial Statements, “Deposits.”

Borrowed Money.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the re-pricing cycle of the mortgage loans on the balance sheet.  At March 31, 2011, Carver had $50.1 million in FHLB-NY advances and $30.0 million in Repos.  During fiscal year 2011 the FHLB-NY increased the collateral requirements on Carver's existing advances. FHLB-NY could institute additional collateral requirements or restrict Carver's ability to access additional advances or renew maturing advances.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2011 of 3.36%.  Under the Orders, the Company is prohibited from paying dividends without prior OTS approval. Therefore the Company has deferred the debenture interest payments.

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The maximum contractual interest rate for the debt is 12.00% per annum, however, for the first seven years, and so long as Carver maintains its certification as a Community Development Entity (“CDE”) and remains in compliance with all of the NMTC requirements, the interest rate shall be reduced by 500 basis points to 7.00% per annum. This subordinated debt has been approved by the OTS to qualify as Tier II capital for the Bank's regulatory capital calculations.

These subordinated debt securities amounted to $18.4 million at March 31, 2010 and are included in other borrowed money on the consolidated statement of financial condition.  For additional information regarding the Company's advances from the FHLB-NY and other borrowed money refer to Note 9 of Notes to Consolidated Financial Statements, “Borrowed Money.”

On October 30, 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing a coupon of 1.69% per annum, maturing on October 31, 2011. This debt is guaranteed under the Federal Deposit Insurance Corporation's (the “FDIC”) Temporary Liquidity Guarantee Program (TLGP). For this guarantee, the Bank is assessed a fee by the FDIC in the amount of 125 basis points. These proceeds were used to increase the Bank's liquidity position and for general corporate purposes.

REGULATION AND SUPERVISION

General

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

The Order includes a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk Based Capital Ratio of 13% by April 30, 2011. The Orders also contains restrictions on future extensions of credit and requires the development of various procedures to improve the Bank's asset quality. For additional information regarding the Order please see the Form 8-K filed with the SEC on February 10, 2011. As a result, the Company is in an active process with several investors to raise new capital. There can be no assurance, however, that any of these efforts will be successful. To the extent that the Company is not successful in its efforts to meet these capital directives by April 30, 2011, the Company must submit a Contingency Plan that is acceptable to the OTS. This Contingency Plan must detail the actions the Company will take, with specific time frames, to either merge with or be acquired by another federally insured depository institution or holding company or to voluntarily dissolve the Company. The Company did not raise the additional capital by April 30, 2011 and thus filed the required contingency plan with the OTS. If the contingency plan is acted upon it may result in the sale or unwinding of the company.

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $52 million increase in liquidity net of the effect of various expenses associated with the capital raise. In addition, the Company intends to downstream $37 million to Carver Federal Savings Bank, the Company's wholly owned bank subsidiary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior OTS approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury and have deferred Carver Statutory Trust I debenture interest payments.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act') made extensive changes in the regulation of federal savings banks such as the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Colonial Financial Services, Inc. will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.

However, institutions of less than $10 billion in assets, such as Colonial Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company

The description of statutory provisions and regulations applicable to federally chartered savings banks and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on the Bank and the Holding Company.

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

Limitation on Capital Distributions.  The OTS imposes various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital.  A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the OTS at least 30 days before making a capital distribution.  However, the Bank must file an application for prior approval if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years.

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

On October 14, 2008, the Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP CPP"), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP.  On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stockholders. As a participant in TARP CPP, the Company is subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company is also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.

The Treasury announced in February 2010 the implementation of the Community Development Capital Initiative (“CDCI”). This new capital program will invest lower-cost capital in Community Development Financial Institutions that lend to small businesses in the country's most economically depressed communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2 percent, compared to the 5 percent rate offered under the CPP. CDFIs may apply to receive capital up to 5 percent of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate will increase to 9 percent after eight years, compared to five years under CPP. On August 27, 2010, Carver completed the exchange of the $18.98 million of CPP funds for an equivalent amount of CDCI funds. The previously described Cease and Desist Order Carver entered into with the OTS prohibits the company from paying dividends without prior OTS approval, and as such, has suspended the regularly quarterly cash dividend payment on the Company's fixed-rate cumulative perpetual preferred stock issued under the CDCI program.

Activity Powers.  The Bank derives its lending and investment powers from the Home Owners' Loan Act (“HOLA”), as amended, and federal regulations.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  The Bank's authority to invest in certain types of loans or other investments is limited by federal law. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Guidance indicates that a lender should be able to readily document income and a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity.

On December 14, 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OTS' existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  The Bank has evaluated the CRE Guidance to determine its compliance and, as necessary, modified its risk management practices, underwriting guidelines and consumer protection standards.  See "Lending Activities and Asset Quality” in Item 1, "Business” for discussions of Carver Federal's loan product offerings and related underwriting standards.

On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending, or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions.  In particular, the agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions.  The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.  In addition, the Statement referenced expanded guidance issued by the agencies by press release dated January 31, 2001.  According to the expanded guidance, subprime loans are loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions' specific subprime definitions, are set forth, including having a FICO credit score of 660 or below at the time of origination.  Within the Bank's loan portfolio, there are loans to borrowers who had FICO scores of 660 or below at the time of origination.  However, as a portfolio lender, the Bank reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores.  The Bank believes the aforementioned loans, when made, were amply collateralized and otherwise conformed to the Bank's prime lending standards.  These loans are not a material component of the one-to-four family mortgage loan portfolio.

Carver Federal has evaluated the Guidance, the CRE Guidance and the Statement to determine compliance and, as necessary, modified risk management practices, underwriting guidelines and consumer protection standards.  See “Lending Activities - One-to-Four Family Mortgage Lending and Multi-family and Commercial Real Estate Lending” for a discussion of the Bank's loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the Bank's interest-only and reduced documentation loan portfolio composition.

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans to one borrower limitations.  At March 31, 2011, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $7.5 million.

Qualified Thrift Lender Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made non compliance potentially subject to agency enforcement action for violation of law.  At March 31, 2011, the Bank maintained approximately 70.0% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

Capital Requirements.  The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio.  In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile. The previously described Cease and Desist Order Carver Federal entered into with the OTS includes a capital directive requiring the Bank to achieve and maintain regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk-Based Capital Ratio of 13% by April 30, 2011. At March 31, 2011, Carver Federal did not achieve these capital requirements with a tangible capital ratio of 5.38%, total risk-based capital ratio of 9.6% and a leverage capital ratio of 7.36%. The Company did not raise the additional capital by April 30, 2011 and thus filed the required contingency plan with the OTS. If the contingency plan is acted upon it may result in the sale or unwinding of the company. The Company has submitted the requisite Contingency Plan to the OTS and the OTS has accepted this plan. On June 29, 2011 the Company raised $55 million of equity. The increase in the Company and Bank's capital position results in the Company and the Bank meeting the capital directives within the Orders.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities.  The OTS regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV.  NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth.  The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on Carver Federal.

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

Branching.  Subject to certain limitations, federal law permits the Bank to establish branches in any state of the United States.  The authority for the Bank to establish an interstate branch network would facilitate a geographic diversification of the Bank's activities.  This authority under federal law and regulations preempts any state law purporting to regulate branching by federal savings associations.

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

(2)    an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

(3)    a service test, to evaluate the institution's delivery of banking services through its branches, ATM centers and other offices.

CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in 2009.

Regulations require that Carver Federal publicly disclose certain agreements that are in fulfillment of CRA.  The Holding Company has no such agreements in place at this time.

Transactions with Related Parties.  The Bank's authority to engage in transactions with its “affiliates” and insiders is limited by OTS regulations and by Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”).  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital.  Collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank.  In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

In January 2011 certain directors and seniors officers of the Company loaned a total of $113,227 to the Company to allow the Company to make the interest payment on the Company's trust preferred securities due in January 2011.  The loan is secured by a pledge of shares of Treasury stock.  The interest rate on the loan is prime plus 2%.  The loan is expected to be repaid upon completion of the Company's capital raise

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  At March 31, 2011, there were no loans to officers or directors.

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

The OTS regulations provide for additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.  The OTS regulations also include certain specific exemptions from these prohibitions.  The FRB and the

OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulation.  These regulations have had no material adverse effect on the Bank's business.

Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Assessment. The OTS charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2011, Carver paid $0.4 million in OTS assessments.

Insurance of Deposit Accounts

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the Depositors Insurance Fund (“DIF”) on March 31, 2006.  The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions.  Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution's most recent supervisory ratings and capital ratios.  Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions.  For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates, and that rates cannot be negative.
The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule that implemented that change April 1, 2011. Among other things, the final rule changes the assessment range.
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
As of March 31, 2011, the Bank had an assessment rate of twenty-seven basis points and the Bank's expense for FDIC insurance payments totaled $1.9 million in fiscal 2011. The FDIC has authority to further increase insurance assessments and therefore Management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.
On October 3, 2008, in response to the financial crises affecting the banking system and financial markets, the FDIC announced a temporary increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The Dodd-Frank Act permanently raised the standard maximum deposit insurance to $250,000.
On November 21, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLGP, pursuant to its authority to prevent “systemic risk” in the U.S banking system. The TLGP was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLGP the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, through December 31, 2009 under the Transaction Account Guarantee Program (“TAG”).

Eligible institutions were covered under the TLGP at no cost for the first 30 days.  Institutions that did not want to continue to participate in one or both parts of the TLGP were required to notify the FDIC of their election to opt out on or before December 5, 2008.  Institutions that did not opt out are subject to a fee of up to 100 basis points per annum based on the amount of senior unsecured debt issued under the Debt Guarantee Program. Under the Transaction Account Guarantee Program, a 10 basis point surcharge was be added to the institution's current insurance assessment, quarterly, for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.  The TLGP was due to expire in June of 2009; however, on February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium.

On October 30, 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing a coupon of 1.69% per annum, maturing on October 31, 2011. This debt is guaranteed under the TLGP. For this guarantee, the Bank is assessed a fee by the FDIC in the amount of 125 basis points. These proceeds were used to increase the Bank's liquidity position and for general corporate purposes.
On April 13, 2010, the FDIC provided under an Interim Final Rule a one-time opportunity to opt out of the TAG program effective July 1, 2010. Carver Federal Savings Bank exercised this opportunity and opted out. Carver Federal will continue to participate in the debt guarantee component of the TLGP.
For further discussion of the FDIC's restoration plan and proposal, see Item 1A, “Risk Factors.”

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

In addition, bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2011 of $3.4 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $0.2 million, $0.3 million and $0.1 million for fiscal years 2011, 2010 and 2009, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2011 was 4.50%.

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

Federal Reserve System

 FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts).  A reserve of 3% is to be maintained against aggregate transaction accounts between $10.7 million and $58.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $58.8 million.  The first $58.8 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.  Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets.  FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Pursuant to the EESA, the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions' required and excess reserve balances.  Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.  The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

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

Holding Company Regulation.

The Holding Company is a savings and loan holding company regulated by the OTS.  As such, the Holding Company is registered with and is subject to OTS examination and supervision, as well as certain reporting requirements.  In addition, the OTS has enforcement authority over the Holding Company and its subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution.  The Dodd-Frank Act transfers the responsibility for that regulation and supervision of savings and loan holding companies to the Federal Reserve Board effective July 21, 2011.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Distributions.  To the extent that the Bank makes “non-dividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank's “base year reserve,” i.e., its reserve as of March 31, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income.  Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's taxable income.

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

State and Local Taxation

State of New York.  The Bank and the Holding Company file on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, an alternative tax will be imposed.  The Company was subject to tax based upon assets for New York State for fiscal 2011. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District.   For fiscal 2011, the New York State franchise tax rate computed on taxable assets was .01% (including the Metropolitan Commuter Transportation District Surcharge).

New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

New York City.  The Bank and the Holding Company file on a combined bases and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2011, the New York City banking corporation tax rate computed on taxable assets is .01%.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE HOLDING COMPANY

The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company as of June 30, 2011.  Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

Deborah C. Wright, age 53, is Chairman, President and Chief Executive Officer of Carver and Carver Federal. The Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright has held the titles President & CEO since June 1, 1999. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she had held from May 1996 through May 1999. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City's 189,000 public housing units. Ms. Wright serves on the boards of Time Warner Inc., The Partnership for New York City, the Children's Defense Fund and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright served on the board of Kraft Food from July 2001 to May 2011. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

Mark A. Ricca, age 54, was appointed Executive Vice President, Chief Financial and Administrative Officer effective June 2011. Previously Mr. Ricca was Executive Vice President, Chief Risk Officer and General Counsel. Mr. Ricca joined Carver in November 2008. Prior to joining Carver, Mr. Ricca held several positions at New York Community Bancorp, Inc. and its principle subsidiary, New York Community Bank, beginning in 2000 and finishing in 2007 as its Executive Vice President, General Counsel and Assistant to the Chief Operating Officer, after which Mr. Ricca served as a legal consultant and lectured for Learning Dynamics, Inc.  Prior to New York Community Bank, Mr. Ricca held various positions at Haven Bancorp, Inc., and its principal subsidiary, CFS Bank, as Senior Vice President, Residential and Consumer Lending, Corporate Secretary, General Counsel and Chief Compliance Officer and was a partner in the law firm of Ricca & Donnelly. Mr. Ricca holds a B.A. degree in economics from the University of Notre Dame, a J.D. cum laude, Law Review and Jurisprudence Award from St. Johns University, School of law, and an LL.M. from New York University, School of Law.
James H. Bason, age 56, is Senior Vice President and Chief Lending Officer.  He joined Carver in March 2003.  Previously

Mr. Bason was Vice President and Real Estate Loan Officer at The Bank of New York where he had been employed since 1991 when The Bank of New York acquired Barclays Bank (where he had been employed since 1986).  At The Bank of New York, Mr. Bason was responsible for developing and maintaining relationships with developers, builders, real estate investors and brokers to provide construction and permanent real estate financing.  At Barclays, Mr. Bason began his career in residential lending and eventually became the bank's CRA officer.  Mr. Bason earned a B.S. in Business Administration from the State University of New York at Oswego.

Blondel A. Pinnock, age 43, is Senior Vice President, Carver Federal and President of CCDC.  Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President at Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over ten years of experience in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas.  Prior to Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City's Housing, Preservation and Development Department's Tax Incentives Unit, where she assisted in the implementation of the City's real estate tax programs for low, moderate and market rate projects.  She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.

Lucia Cameron, age 49, is Senior Vice President and Chief Human Resources Officer. Ms. Cameron joined Carver in June 2011 from Credit Suisse where she served as a Vice President/Human Resources Business Partner. Ms. Cameron was responsible for partnering with senior management to provide strategic human resources support in the areas of talent management, organizational development, employee relations, and managing employee capital. Prior to that, Ms. Cameron held various senior level Human Resources Business Partner and Training Specialist roles at a number of global institutions including Edelman Public Relations, Colgate Palmolive, and AOL Time Warner. She served as a regional Diversity Manager and Employee Assistance Program Counselor at American Express and was a practicing licensed psychotherapist for over 10 years. Ms. Cameron received a Masters of Social Work from the New York University School of Social Work and a Bachelor of Arts from the State University of New York at Stony Brook. Ms. Cameron is affiliated with the Society for Human Resource Management.

John Spencer, age 45, is Senior Vice President and Chief Retail Officer. Mr. Spencer joined Carver in February 2009 after 22 years at JPMorgan Chase where he held management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank's Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer is a graduate of the JPMorgan Chase management-training program and earned a B.A. in Banking and Finance from Pace University.

David Toner, age 49, is Senior Vice President and Controller. Prior to joining Carver in December 2009, Mr. Toner spent more than 20 years with Citigroup (Citi) in various financial control positions in the United States and Europe, including serving as Chief Financial Officer of Citi's Community Development business from 2004 through 2007. Prior to joining Citigroup in 1987, Mr. Toner held various audit positions with Deloitte & Touche (formerly Deloitte, Haskins & Sells). Mr. Toner is a certified public accountant. He received his M.B.A. in Finance, with a concentration in International Business, from the Stern School of Business at New York University and his B.S. in Accounting, summa cum laude, from the Haub School of Business at Saint Joseph's University. He is a member of the Board of Visitors (advisory board) for the Haub School of Business and a member of the New York Alumni Council for Saint Joseph's University.

ITEM 1A.	RISK FACTORS.

Risk is an inherent part of Carver's business and activities.  The following is a summary of risk factors relevant to the Company's operations which should be carefully reviewed.  These risk factors do not necessarily appear in the order of importance.

The prolonged negative effect of the recession and weak economic recovery will continue to adversely affect our financial performance

The severe recession and weak economic recovery has resulted in continued uncertainty in the financial and credit markets in general. There is also continued concern about the possibility of another economic downturn. The Federal Reserve, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and purchased mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged weakness in the economy generally, and in the financial services industry in particular, could continue to negatively affect our operations by causing a continued deterioration of our loan portfolio and an increase in our provision for loan losses which would adversely affect our ability to originate loans. The occurrence of any of these events could have an adverse impact on the Company's financial performance.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2011, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Further decreases in real estate values could adversely affect the value of property used as collateral for loans to its borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

The Bank is operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the ongoing economic recession, including job losses, could have an adverse effect on the Bank's borrowers or their customers, which could adversely affect the Bank's financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for loans.  However, no assurance can be given that the original appraised values are reflective of current market conditions as the Bank has experienced declines in real estate values in all markets in which it lends.

The Bank has experienced increases in loan delinquencies and charge-offs in fiscal March 31, 2011.  The Bank's non-performing loans, which are comprised primarily of construction and mortgage loans, increased $87.8 million to $77.4 million, or 13.3% of total loans, at March 31, 2011, from $47.6 million, or 7.1%of total loans, at March 31, 2010.  The Bank's net loan charge-offs totaled $16.0 million for fiscal 2011 compared to $2.9 million for fiscal 2010.  The Bank's provision for loan losses totaled $27.1 million for fiscal 2011 compared to $7.8 million for fiscal 2010.  As a residential lender, Carver Federal is particularly vulnerable to the impact of a severe job loss recession.  Significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of The Bank's loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in The Bank's interest income as well as an adverse impact on The Bank's loan loss experience, causing an increase in The Bank's allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for The Bank's products and services, and, accordingly, The Bank's results of operations.

No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in the Bank's interest income or an adverse impact on loan losses.

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally

Beginning in the latter half of 2007 and continuing into 2011, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.

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

Current conditions, including high unemployment, soft real estate markets, and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing our mortgage loans, and borrowers' ability to repay loan obligations, all of which could adversely impact our earnings and financial condition. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

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

The allowance for loan losses could be insufficient to cover Carver's actual loan losses.

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

In addition, the OTS periodically reviews the allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in the allowance for loan losses or loan charge-offs as required by the regulatory authorities would have a material adverse effect on the Company's financial condition and results of operations.

Carver's concentration in multifamily loans, commercial real estate loans, and construction loans could, in a deteriorating economic climate, expose the Company to increased lending risks and related loan losses.

Carver's current business strategy is to decrease the Bank's exposure to non-owner occupied commercial real estate loans and construction loans. Execution of this strategy will involve the Company temporarily ceasing new originations of these types of loan products, which often have a higher interest rate than other types of loans, including residential lending. As a result, our ability to generate sufficient net interest margin is lessened which would have a material adverse effect on the Company's financial condition and results of operations.

Changes in interest rate environment may negatively affect Carver's net income, mortgage loan originations and valuation of available-for-sale securities.

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

Interest rates do and will continue to fluctuate.  The Federal Open Market Committee, or FOMC, reduced the federal funds rate by 100 basis points during the second half of 2007 and then an additional 400+ basis points during 2008 bringing the target rate to 0.00% to 0.25%.  At June 29, 2011 the FOMC target rate remains at 0.25%. The Bank cannot predict future FOMC or FRB actions or other factors that will cause rates to change.  No assurance can be given that further changes in interest rates or further increases in mortgage loan prepayments will not have a negative impact on net interest income, net interest rate spread or net interest margin.

The estimated fair value of the Company's available-for-sale securities portfolio may increase or decrease depending on changes in interest rates.  Carver Federal's securities portfolio is comprised primarily of adjustable rate securities.

Strong competition within the Bank's market areas could adversely affect profits and slow growth

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

Controls and procedures may fail or be circumvented, which may result in a material adverse effect on the Company's business

Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Carver's business, results of operations and financial condition.

The Bank operates in a highly regulated industry, which limits the manner and scope of business activities.

Carver Federal is subject to extensive supervision, regulation and examination by the OTS, the FDIC, and, to a lesser extent, by the New York State Banking Department. As a result, the Bank is limited in the manner in which the Bank conducts its business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and depositors, and not to benefit the Holding Company's stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, the Bank must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the US Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the US Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  First, the US Treasury announced the TARP CPP, a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the US Treasury (to be funded from the $700 billion authorized for troubled asset purchases.)  Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the TLGP, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility, or CPFF, which provides a broad backstop for the commercial paper market.  The Company currently participates in the TARP CDCI.

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect the Company's business, financial condition, results of operations, access to credit and the trading price of the Holding Company's common stock.

Pursuant to Carver's participation in the TARP CPP and subsequent conversion to CDCI, the Company entered into certain agreements with the Treasury that limit the Company's activities in a number of ways and that give the Treasury the ability to impose additional restrictions as it determines.  For example, the Company's ability to declare or pay dividends on any of Carver's shares is restricted.  Specifically, the Company is not able to declare dividends payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the senior preferred shares issued to the Treasury.  Further, the Company is not permitted to increase dividends on common stock without the Treasury's approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  In addition, the Company's ability to repurchase shares of common stock is prohibited without the Treasury's prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the dividends on the senior preferred shares issued to the Treasury.

In addition, the Company must also adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  These standards would generally apply to the Company's CEO, CFO and the three next most highly compensated officers (“Senior Executive”).  The standards include (1) ensuring that incentive compensation for Senior Executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw back of any bonus or incentive compensation paid to a Senior Executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to Senior Executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each Senior Executive.  In particular, the change to the deductibility limit on executive compensation would likely increase slightly the overall cost of the Company's compensation programs.

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

Management expects to face increased regulation and supervision of the banking industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on the Company to the extent that it participates in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies.  Such additional regulation and supervision may increase the Company's costs and limit the Company's ability to pursue business opportunities.

Future Federal Deposit Insurance Corporation assessments will hurt our earnings

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $0.4 Million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment was collected on September 30, 2009 and was recorded against earnings for the quarter ended June 30, 2009. The special assessment negatively impacted the Company's earnings for the year ended March 31, 2011, as compared to the year ended March 31, 2010, as a result of this special assessment. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. Any additional emergency special assessment or increases in insurance premiums imposed by the FDIC will likely negatively impact the Company's earnings.

The Company is subject to certain risks with respect to liquidity

''Liquidity'' refers to the Company's ability to generate sufficient cash flows to support operations and to fulfill obligations, including commitments to originate loans, to repay wholesale borrowings, and to satisfy the withdrawal of deposits by customers.

The Company's primary sources of liquidity are the cash flows generated through the repayment of loans and securities, cash flows from the sale of loans and securities, deposits gathered organically through the Bank's branch network, from socially motivated depositors, city and state agencies and deposit brokers; and borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY.  In addition, and depending on current market conditions, the Company has the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets the Bank serves. Furthermore, changes to the FHLB-NY's underwriting guidelines for wholesale borrowings may limit or restrict the Bank's ability to borrow, and could therefore have a significant adverse impact on liquidity.

A decline in available funding could adversely impact the Bank's ability to originate loans, invest in securities, and meet expenses, or to fulfill such obligations as repaying borrowings or meeting deposit withdrawal demands.

The Bank's ability to pay dividends or lend funds to the Holding Company is subject to regulatory limitations which may prevent the Holding Company from making future dividend payments or principal and interest payments on its debt obligation

Carver is a unitary savings and loan association holding company regulated by the OTS and almost all of its operating assets are owned by Carver Federal.  Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OTS regulates all capital distributions by the Bank to the Company, including dividend payments.  As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OTS prior to each capital distribution.  The OTS will disallow any proposed dividend that would result in failure to meet the OTS' minimum capital requirements.  Based on Carver Federal's current financial condition, it is not expected that this provision will have any impact on the Company's receipt of dividends from the Bank although it is possible.  Payment of dividends by Carver Federal also may be restricted at any time, at the discretion of the OTS, if it deems the payment to constitute an unsafe or unsound banking practice.

Pursuant to Carver's participation in the TARP CDCI, the Company entered into certain agreements with the Treasury that limit the Company's activities in a number of ways and that give the Treasury the ability to impose additional restrictions as it determines.  For example, the Company's ability to declare or pay dividends on any of the Holding Company's shares is restricted.  Specifically, the Company is not able to declare dividends payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the senior preferred shares issued to the Treasury.  Further, the Company is not permitted to increase dividends on common stock without the Treasury's approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  In addition, the Company's ability to repurchase shares of common stock is prohibited without the Treasury's prior consent until the third anniversary of the investment or until the senior preferred stock issued to the Treasury has been redeemed or transferred.  Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the dividends on the senior preferred shares issued to the Treasury.

Carver may not be able to utilize its income tax benefits

The Company's ability to utilize the deferred tax asset generated by New Markets Tax Credit income tax benefits as well as other deferred tax assets depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations to generate taxable income in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits as they were earned, a deferred tax asset has been recorded in the Company's financial statements. For additional information regarding Carver's NMTC, refer to Item 7, “New Markets Tax Credit Award.”

The future recognition of Carver's deferred tax asset is highly dependent upon Carver's ability to generate sufficient taxable income. A valuation allowance is required to be maintained for any deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing Carver's need for a valuation allowance, we rely upon estimates of future taxable income. Although we use the best available information to estimate future taxable income, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances influencing our projections. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory rates, and future taxable income levels. The Company determined that it would not be able to realize all of its net deferred tax assets in the future, as such a charge to income tax expense in the second quarter of fiscal 2011 was made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made.

On June 29, 2011, the Company raised $55 million of equity. The capital raise may trigger a change in control  under

Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards  and general business credits upon a change in control.  If the change in control is triggered, it could  result in a loss of deductibility of a portion of the Company's deferred tax asset.

Carver faces system failure risks and security risks.

The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems.  Fire, power loss or other failures may effect Carver's computer equipment and other technology, or that of the Company's third party service providers.  Also, the Company's computer systems and network infrastructure could be damaged by "hacking" and "identity theft" which could adversely affect the results of Carver's operations, or that of the Company's third party service providers.

The Company's business could suffer if it fails to retain skilled people

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

The Company's compliance with the Orders

The Orders required the additional capital to be raised by April 30, 2011 or the Company would be required to submit a contingency plan that is acceptable to the OTS. The Company did not raise the additional capital by April 30, 2011 and thus filed the required contingency plan with the OTS. The contingency plan consists of the engagement of a reputable investment banker to sell the Company should that fail, after consultation with the OTS, the Bank would voluntarily dissolve. If the contingency plan is acted upon it may result in the sale or unwinding of the Company.

The Orders also require the Company to reduce its level of problem assets, adhere to limits on concentrations in assets and place restrictions on growth in assets and changes in directors and management.

Our common stock may be delisted as a result of our not meeting the NASDAQ continued listing requirements

As reported in an 8-K filed April 1, 2011, on March 28, 2011 the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with the NASDAQ Listing Rule requiring securities listed on the NASDAQ Global Market maintain a minimum Market Value of Publicly Held Shares of $5 million. The Company has until September 26, 2011 to regain compliance with respect to the minimum Market Value of Publicly Held Shares of $5 million. In the event the Company is not able to regain compliance, the Company may consider applying to transfer to The NASDAQ Capital Market which has a lower minimum Market Value of Publicly Held Shares of $1 million, among other requirements.

As reported in an 8-K filed April 22, 2001, on April 18, 2011 the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with the NASDAQ Listing Rule requiring securities listed on the NASDAQ Global Market maintain a minimum bid price of $1.00 per share. The Company has until October 17, 2011 to regain compliance with respect to the minimum bid price requirement.

The Company is reviewing its options to regain compliance with the Listing Rules.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Bank currently conducts its business through two administrative offices and nine branches (including the 125th Street branch) and nine separate ATM locations.

The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2011.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%
St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2021	75%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2016	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, NY	2003	Leased	07/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	04/2014	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	01/2015	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	09/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%

Subleased:
Livingston Branch	111 Livingston Street	Brooklyn, NY	1999	Leased	06/2014	—%

ATM Centers
West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%
5th Avenue	1400 5th Avenue	New York, NY	2003	Leased	09/2013	100%
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	01/2015	100%
Church & Nostrand	2843-52 Church Avenue	Brooklyn, NY	2007	Leased	01/2012	100%
Myrtle Ave	362 Myrtle Ave	Brooklyn, NY	2007	Leased	07/2017	100%
Pathmark Branch	160 East 125th Street	New York, NY	2010	Leased	08/2015	100%

ATM Machines*
AirTrain	93-40 Sutphin Boulevard	Jamaica, NY	2006		No expiration
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	No expiration	100%
Atlantic Avenue	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	03/2011	100%

Administrative Office

Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	12/2017	50%

* Stand alone ATMs, not under real estate lease agreements.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, Carver Federal is a party to various legal proceedings incident to its business.  Certain claims, suits, complaints and investigations (collectively “proceeding”) involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing Carver Federal in these proceedings, that it has meritorious defenses to each proceeding and Carver Federal is taking appropriate measures to defend its  interests.  Carver Federal is a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging grossly negligence and breach of contract in the manner in which Carver Federal serviced the loan.  Plaintiff asserts damages in excess of $500,000.  Carver Federal brought a counter claim against the plaintiff and a third party complaint against the original loan participant seeking recovery of funds Carver Federal advanced on their behalf, such as real estate taxes, in connection with servicing of the multifamily loan.  In another matter, the New York State Department of Labor (“DOL”) is auditing Carver Federal for possible misclassification of two individuals as consultants that perhaps should have been classified as employees.  The DOL has not specified possible damages.  Should the DOL determine that the individuals have been improperly classified they may increase the scope of their audit.  In accordance with ASC Topic 450 Carver has accrued $326,638.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 4, 2011, Carver Bancorp, Inc. held its Annual Meeting of Shareholders for the twelve month period ended March 31, 2010, at which the shareholders voted upon (i) the election of Pazel G. Jackson, Susan M. Tohbe and Deborah C. Wright to the Board of Directors of Carver Bancorp, Inc. (the Board) for three-year terms, (ii) the ratification of the appointment of KPMG LLP as Carver Bancorp Inc.'s independent registered public accounting firm for the 2011 fiscal year, and (iii) a management-sponsored advisory vote to approve executive compensation.
The shareholders elected all three directors, approved the ratification of the appointment of KPMG LLP as Carver Bancorp Inc.'s independent registered public accounting firm for the 2011 fiscal year and approved the management-sponsored advisory vote to approve executive compensation. The number of votes cast for or against the number of abstentions with respect to each matter voted upon, as applicable, are set forth below.

Election of Directors	For	Withheld	Broker Non-Votes
Pazel G. Jackson	1,124,936	200,344	599,444
Susan M. Tohbe	1,121,211	204,069	599,444
Deborah C. Wright	1,127,674	197,606	599,444

Ratification of KPMG	For	Against	Abstain	Broker Non-Votes
No. of Shares Voted	1,906,611	16,087	2,026	—

Advisory Vote to Approve Executive Compensation	For	Against	Abstain	Broker Non-Votes
No. of Shares Voted	991,359	243,024	90,897	599,444

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Holding Company's common stock has been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008.  Previously, the Company's stock was listed on the American Stock Exchange under the symbol “CNY.”  As of March 31, 2011, there were 2,484,263 shares of common stock outstanding, held by 757 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2011				Fiscal Year 2010
June 30, 2010	$9.05	$6.51	$0.025	June 30, 2009	$6.25	$2.94	$0.100
September 30, 2010	$7.00	$3.02	$0.025	September 30, 2009	$7.59	$5.01	$0.100
December 31, 2010	$5.80	$1.46	$0.000	December 31, 2009	$9.05	$6.00	$0.100
March 31, 2011	$3.06	$0.61	$0.000	March 31, 2010	$8.75	$7.08	$0.050

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of
Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. The previously described Cease and Desist Order Carver Federal entered into with the OTS , the Bank and Company are also prohibited from paying any dividends without prior OTS approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury and have deferred Carver Statutory Trust I debenture interest payments. There are no assurances that the payments of dividends will resume.

Under OTS regulations, the Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form.  The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to the OTS, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. Since the Bank incurred a net loss in fiscal 2009, prior approval of the OTS is required for any capital distribution to the Holding Company. For information concerning the Bank's liquidation account, see Note 12 of the Notes to the Consolidated Financial Statements.

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

On August 6, 2002 the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock.  March 31, 2011, 49,972 shares of its common stock have been repurchased in open market transactions at an average price of $13.75 per share.  The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2011.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases.

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

Additional information regarding Carver's equity compensation plans is incorporated by reference from the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement (as defined below in Item 10).

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's consolidated financial statements and related notes (dollars in thousands):

	2011	2010	2009	2008	2007
Selected Financial Condition Data:
Assets	$709,215	$805,474	$791,428	$796,182	$739,530
Loans held-for-sale	9,205	—	—	—	—
Total loans receivable, net	557,156	658,011	655,115	650,998	603,092
Investment securities	71,248	55,393	74,730	38,172	67,117
Cash and cash equivalents	44,077	38,346	13,341	27,368	17,350
Deposits	560,698	603,249	603,416	654,663	615,122
Advances from the FHLB-NY and other borrowed money	112,641	131,557	115,017	58,625	61,093
Stockholders' equity	27,717	61,686	64,338	53,881	51,142

Number of deposit accounts	44,413	44,805	44,480	46,771	46,034
Number of branches	9	9	9	10	10

Operating Data:
Interest income	36,245	40,463	42,000	48,132	41,740
Interest expense	9,455	11,008	16,506	22,656	19,234
Net interest income before provision for loan losses	26,790	29,455	25,494	25,476	22,506
Provision for loan losses	27,114	7,845	2,703	222	276
Net interest income after provision for loan losses	(324)	21,610	22,791	25,254	22,230
Non-interest income	7,330	5,073	5,175	7,861	2,869
Non-interest expense	30,758	30,570	37,832	29,898	24,100
(Loss) Income before income taxes	(23,752)	(3,887)	(9,866)	3,217	999
Income tax (benefit) expense	15,718	(2,866)	(3,202)	(892)	(1,099)
Minority intereset, net of taxes	57	—	360	146	—
Net (loss) income	(39,527)	(1,021)	(7,024)	3,963	2,098
Basic (loss) earnings per common share	(16.15)	(0.79)	(2.87)	1.59	0.84
Diluted (loss) earnings per common share *	NA	NA	NA	1.55	0.81
Cash dividends per common share	0.05	0.33	0.4	0.4	0.35

Selected Statistical Data:
Return on average assets (1)	(5.08)%	(0.13)%	(0.9)%	0.51%	0.30%
Return on average equity (2)	(79.00)%	(1.59)%	(13.21)%	7.18%	4.25%
Net interest margin (3)	3.81%	3.92%	3.55%	3.62%	3.44%
Average interest rate spread (4)	3.68%	3.76%	3.34%	3.34%	3.16%
Efficiency ratio (5)	90.15%	88.54%	102.59%	89.68%	94.98%
Operating expense to average assets (6)	3.96%	3.79%	3.96%	3.89%	3.34%
Average equity to average assets	6.44%	7.97%	6.85%	7.16%	7.05%
Dividend payout ratio (7)	NM	NM	NM	24.67%	34.04%

Asset Quality Ratios:
Non-performing assets to total assets (8)	10.99%	5.91%	3.42%	0.50%	0.61%
Non-performing loans to total loans receivable (8)	13.34%	7.10%	4.01%	0.43%	0.74%
Allowance for loan losses to total loans receivable	3.99%	1.79%	1.1%	0.74%	0.89%

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, and property acquired in settlement of loans.
* NA-Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.  The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, changes in accounting standards and actions of regulatory agencies.

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

In response to the financial crises affecting the banking system and financial markets, there were several Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On January 20, 2009, the Company announced that it completed the sale of $19 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore the investment will not dilute current common stock stockholders. Carver issued 18,980 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share. The preferred stock investment represents approximately 3.7% of Carver's risk weighted assets as of March 31, 2011. The Bank's capital ratios exceed minimum regulatory capital requirements. The Treasury investment substantially increased the Bank's capital ratios producing a tangible capital ratio of 5.38%; core capital ratio of 7.36%; and risk-based capital ratio of 9.6%. The Bank used the funds from TARP CPP to increase its securities and loan portfolios.

In February 2010, the United States (“U.S.”)Treasury announced the creation of the Community Development Capital Initiative (“CDCI”), in recognition of the unique role of Community Development Financial Institutions (“CDFI's”) as lenders in disadvantaged communities. CDFI's that are participants in the Trouble Asset Relief Program Capital Purchase Program (“TARP CPP”), may apply to exchange existing TARP CPP for CDCI capital. Carver received final approval of its application by the U.S. Treasury in August 2010 and exchanged its shares. This exchange of capital will decrease Carver's dividend payments by $560 thousand annually as the coupon rate declined from 5% to 2% and the term was extended from 5 additional years to seven from issuance.

Fiscal 2011 was a challenging year for Carver as it reported a net loss of $39.5 million as compared to a net loss of $1.0 million in fiscal 2010. The losses for both periods are due primarily to a higher provision for loan losses and an $18.9 million valuation allowance recorded against the Company's deferred tax asset.

The increased provision for loan losses recorded during fiscal 2011 reflects the increase in and composition of loan delinquencies, non-performing loans, net loan charge-offs and overall loan portfolio, as well as evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses.  At March 31, 2011 non-performing loans represent 13.34% of total loans as compared to 7.10% at March 31,

2010.

Net interest income was $2.7 million lower than the prior year with a net interest margin decrease of 11 basis points to 3.81%.  During fiscal 2011 overall interest rates declined, however the Bank was able to take advantage of its favorable asset/liability position by matching the reduction in the yield on its interest-earning assets with a reduction in its costs of interest-bearing deposits. As interest rates declined, the bank has benefited from the repricing of CD maturities and borrowings at significantly lower rates of interest more than offsetting the effect of the decline in the yields on loans and securities.

The business climate continues to present significant challenges. Carver Federal expects a continued decline in loan balances in fiscal 2012 as economic conditions continue to strain small business community and regulatory limitation on Bank's exposure to commercial real estate reduces the Company's ability to pursue opportunities for new lending. Under the Orders the Bank has ceased all originations of Commercial Real Estate ("CRE") including Construction and Multi-family loans and it is focused on portfolio management ,loan monitoring and the  resolution of criticized and classified loans . The Bank expects core deposit growth in fiscal 2012, particularly as the intense competition for core community deposits which the Bank experienced in prior years has abated. Carver Federal intends to continue to focus on cost control. Carver Federal continues to be impacted by expenses related to the managing the non-performing assets and higher FDIC insurance and regulatory costs.

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

 Recognition of the Bank's $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.  In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project.  The Bank's NMTC allocation was fully invested as of December 31, 2008. In December 2010, the Company divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purposes entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interests. In addition, Carver still provides the funding to the underlying projects. The $6.7 million investor equity is classified as non-controlling interest in the Statement of Financial Condition.

In May 2009, the Bank received an additional award of $65 million in NMTC. In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million and recognized a gain on the transfer of rights of $0.4 million. The Bank and CCDC have involvements with special purpose entities that were created to facilitate the ultimate investment made by the investor. Specifically, the Bank has funded, on a secured basis, $7.7 million of the investor's $10.5 million investment in the NMTC project. In addition, CCDC has retained a 0.01% interest in another entity created to facilitate the investment with the investor owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance therefore it is not the primary beneficiary of these entities.

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

In February 2011, the Company announced that Carver Federal had been selected to receive a third NMTC award in the amount of $25 million.

Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset are the most critical accounting policies.  These policies is important to the presentation of Carver's financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

See Note 2 of the Notes to Consolidated Financial Statements for a description of the Company's summary of significant accounting policies, including those related to allowance for loan losses, and an explanation of the methods and assumptions underlying their application.

Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined by the Bank, in consideration of the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of Thrift Supervision on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 (formerly known as Statement of Financial Account Standards (“SFAS”) No. 5, Accounting for Contingencies) and ASC Topic 310 (formerly known as SFAS No. 114, Accounting by Creditors for Impairment of a Loan). The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is a great amount of judgment applied to developing the ALLL. As such, there can never be assurance that the ALLL provision accurately reflects the actual loss potential embedded in a loan portfolio. Further, an increase in the size of the portfolio or any of its components, or any of the factors utilized to establish the ALLL, could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.

General Reserve Allowance

The Bank maintains a general reserve allowance in accordance with ASC Topic 450 (formerly known as SFAS No. 5) whereby the Bank evaluates the risk of loss potential of homogeneous pools of loans. The homogeneous pools consist of loans classified by risk rating (pass and pass with care, special mention, substandard and doubtful) and loans classified by major loan type (residential, construction, multifamily, commercial real estate, business, SBA and consumer). The Bank next applies a factor (“Reserve Factor”) to each separate homogeneous pool to determine the amount of general reserves required for that pool. The reserve requirements for each individual pool are combined to determine the total general reserve allowance.

The Reserve Factor utilized for each separate homogeneous pool is based upon a review of 10 different quantitative and qualitative factors. The first and most significant factor utilized is actual historical loss experience by major loan category expressed as a percentage of the average outstanding of all loans within the category over the most recent four quarters. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank concurs with the Interagency Policy Statement suggestion that, while historical loss experience provides a reasonable starting point for the development of inherent credit losses, historical losses, or even recent trends in losses do not by themselves form a sufficient basis to determine the appropriate level for the ALLL. Therefore, the Bank also considers the following nine qualitative factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience:

As a general rule, the qualitative factors generally increase as loan risk ratings decrease. The Bank has maintained the same level of increase that the Bank utilized for the three month period ended December 31, 2010. During this period the Bank utilized seven of the nine factors (policy and procedures, economy, management, loan review, collateral value, concentrations).
1.Policy and Procedures. Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
2.Economy. Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
3.Nature and Volume. Changes in the nature or volume of the loan portfolio and in the terms of loans.
4.Management. Changes in the experience, ability, and depth of lending management and other relevant staff.
5.Problem Assets. Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans.
6.Loan Review. Changes in the quality of the loan review system.
7.Collateral Values. Changes in the value of underlying collateral for collateral-dependent loans.
8.Concentrations. The existence and effect of any concentrations of credit and changes in the level of such concentrations.
9.External Forces. The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

As a general rule, the qualitative factors generally increase as loan risk ratings decrease.

All non-performing loans and certain delinquent loans, as identified through the ALLL review process, are evaluated individually for potential losses in accordance with Interagency and GAAP guidance and consistent with the Bank's ALLL policy and methodology. The individuals evaluating the loans include the Chief Risk Officer, Chief Lending Officer, Credit Officer, Workout Officer, Loan Officers and consultants. The conclusions reached as a result of the evaluation process are submitted to management and Asset Liability and Interest Rate Risk Committee of the Board of Directors for their review and approval.

The Bank also maintains a specific reserve allowance for Criticized and Classified loans that are reviewed for impairment in accordance with ASC Topic 310 guidelines and deemed to be impaired.

Specific Reserve Allowance

ASC Topic 310 is the primary basis for valuing the impairments of specific loans whose collectability has been called into question. The amount assigned to this aspect of the ALLL is the individually determined loan by loan portion. The standard requires the use of one of the following three approved methods to estimate the amount to be reserved for such credits. i) the present value of expected future cash flows discounted at the loan's effective interest rate, ii) the loan's observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.

For loans individually evaluated for impairment under ASC Topic 310, the institution may choose the appropriate measurement basis, except for an impaired collateral-dependent loan. Regulatory guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method.

Classified loans (loans rated substandard and doubtful) with at risk balances of $1,000,000 or more, new troubled debt restructurings and other loans determined by the Credit Officer are reviewed for individual evaluation for impairment in accordance with ASC Topic 310. If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined to be not impaired, it is placed with its respective group of homogeneous loans to be included in the general reserve allowance. If the loan is determined to be impaired, it is evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the impairment is charged off, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. In accordance with GAAP guidance, if the loan is impaired and there is no impairment amount, no reserve is established for the loan.
The Bank has historically been primarily a commercial real estate (“CRE”) and multi-family mortgage lender, with a significant portion of its loan portfolio secured by buildings in the New York City metropolitan area. Payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of the Bank's borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While the Bank generally requires that such loans be qualified on the basis of the collateral property's current cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that the Bank's underwriting policies will protect the Bank from credit-related losses or delinquencies.
The Bank seeks to minimize the risks involved in commercial small business lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay a commercial small business loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business' results.
During the fiscal year, the Bank's marketplace continued to be impacted by the widespread economic decline. The ability of the Bank's borrowers to repay their loans, and the value of the collateral securing such loans, has been significantly impacted and could be further adversely impacted by additional adverse changes in local economic conditions, such as a decline in real estate values or a rise in unemployment. This, in turn, could not only result in the Bank experiencing an increase in charge-offs and/or non-performing assets, but could also necessitate an increase in the provision for loan losses. These events would have an adverse impact on the Bank's results of operations and capital, if they were they to occur.
Trouble Debt Restructured ("TDR") loans consist of loans where borrowers have been granted concessions in regard to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. TDR will be placed on non-accrual status if they have not been performing in accordance with the restructured terms for a period of at least 6 months.

Deferred Tax Asset
The future recognition of Carver's deferred tax asset is highly dependent upon Carver's ability to generate sufficient taxable income. A valuation allowance is required to be maintained for any deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing Carver's need for a valuation allowance, we rely upon estimates of future taxable income. Although we use the best available information to estimate future taxable income, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances influencing our projections. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. No assurances can be made that the company will be able to generate sufficient taxable income in the future to realize the deferred tax asset.
On June 29, 2011, the Company raised $55 million of equity. The capital raise may trigger a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards  and general business credits upon a change in control.  If the change in control is triggered, it could  result in a loss of deductibility of a portion of the Company's deferred tax asset.

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

The economic environment is uncertain regarding future interest rate trends.  Management monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes on the Company's interest-earning assets and interest-bearing liabilities.  In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

Stock Repurchase Program

Refer to “ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.”

Discussion of Market Risk-Interest Rate Sensitivity Analysis

As a financial institution, the Bank's primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which are short term in maturity.  Since virtually all of the Company's interest-bearing assets and liabilities are held by the Bank, most of the Company's interest rate risk exposure is retained by the Bank.  As a result, all significant interest rate risk management procedures are performed at the Bank.  Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk.  The Bank does not own any trading assets.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 42.7% of total rate sensitive assets at March 31, 2011.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2011.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The information presented in the following table is derived in part from data incorporated in “Schedule CMR: Consolidated Maturity and Rate,” which is part of the Bank's quarterly reports filed with the OTS.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans (dollars in thousands):

	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	75,167	39,018	51,655	80,575	119,144	225,936	(25,134)	566,361
Mortgage backed securities	—	998	6,499	5,864	6,947	50,940	—	71,248
Investment securities	10,705	—	—	—	—	—	—	10,705
Other assets	—	—	—	—	—	—	60,901	60,901
Total assets	85,872	40,016	58,154	86,439	126,091	276,876	35,767	709,215

Rate Sensitive Liabilities:
NOW accounts	27,297	—	—	—	—	—	—	27,297
Savings accounts	106,906	—	—	—	—	—	—	106,906
Money market accounts	74,329	—	—	—	—	—	—	74,329
Certificate of deposits	80,094	95,960	32,664	19,259	481	3	—	228,461
Borrowings	11,000	18,182	40,056	25,000	5,000	13,403	—	112,641
Other liabilities	—	—	—	—	—	—	131,864	131,864
Shareholders' Equity	—	—	—	—	—	—	27,717	27,717
Total liabilities and stockholder's equity	299,626	114,142	72,720	44,259	5,481	13,406	159,581	709,215

Interest sensitivity gap	(213,754)	(74,126)	(14,566)	42,180	120,610	263,470	(123,814)	—

Cumulative interest sensitivity gap	(213,754)	(287,880)	(302,446)	(260,266)	(139,656)	123,814
Ratio of cumulative gap to total rate
sensitive assets	(31.74)%	(42.75)%	(44.91)%	(38.65)%	(20.74)%	18.39%

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

Presented below, as of March 31, 2011, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 50 basis points and 100 basis points plus or minus changes in market interest rates and a sustained parallel shift of plus 200 basis points and 300 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position.  The Bank considers its level of interest rate risk for fiscal 2011, as measured by changes in NPV, to be “minimal”.  The information set forth below relates solely to the Bank; however, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk (dollars in thousands):

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	46,434	(11,534)	(20)%	6.54%	'-137 bp
+200 bp	51,665	(6,303)	(11)%	7.18%	'-72 bp
+100 bp	55,307	(2,660)	(5)%	7.61%	'-30 bp
+50 bp	56,736	(1,232)	(2)%	7.77%	'-13 bp
0 bp	57,968	0	—%	7.91%	—
-50 bp	58,980	1,013	2%	8.01%	'+11 bp
-100 bp	61,430	3,463	6%	8.30%	'+40 bp

					March 31, 2011
Risk Measures: +200 BP Rate Shock:
Pre-Shock NPV Ratio: NPV as % of PV of Assets					7.91%
Post-Shock NPV Ratio					7.18%
Sensitivity Measure: Decline in NPV Ratio					'-72 bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV table presented assumes that the composition of Carver Federal's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV table provides an indication of Carver Federal's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver Federal's net interest income and may differ from actual results.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities and related yields for the years ended March 31, 2011, 2010, and 2009.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income (dollars in thousands):

	2011			2010			2009
Interest Earning Assets:	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Loans (1)	$628,314	$33,792	5.38%	$680,245	$37,334	5.49%	$657,665	$39,207	5.96%
Mortgage-backed securities	$67,040	1,993	2.97%	$64,740	2,633	4.07%	$50,003	2,480	4.96%
Investment securities	$3,566	460	12.90%	$4,877	496	10.17%	$5,706	239	4.19%
Fed funds sold & other	$4,903	0	—%	$1,009	0	—%	$3,990	74	1.85%
Total interest earning assets	$703,823	36,245	5.15%	$750,871	40,463	5.39%	$717,364	42,000	5.85%
Non-interest earning assets	$73,552			$55,690			$59,283
Total assets	$777,375			$806,561			$776,647

Interest Bearing Liabilities:
Deposits:
NOW demand	$45,187	$101	0.22%	$48,553	$79	0.16%	$26,339	$61	0.23%
Savings	$109,503	286	0.26%	$116,477	258	0.22%	$120,659	537	0.45%
Money market savings	$71,053	795	1.12%	$51,680	702	1.36%	$45,444	903	1.99%
Certificates of deposit	$298,355	4,306	1.44%	$324,924	5,840	1.8%	$372,563	11,357	3.05%
Mortgagors deposits	$2,548	41	1.61%	$2,335	38	1.61%	$2,738	48	1.75%
Total deposits	$526,646	5,529	1.05%	$543,969	6,916	1.27%	$567,743	12,906	2.27%
Borrowed money	$115,938	3,925	3.39%	$131,655	4,092	3.11%	$90,373	3,600	3.98%
Total interest bearing liabilities	$642,584	9,454	1.47%	$675,624	11,008	1.63%	$658,116	16,506	2.51%

Non-interest-bearing liabilities:
Demand	$73,459			$58,982			$53,066
Other liabilities	$11,300			$7,709			$12,302
Total liabilities	$727,343			$742,315			$723,484
Stockholders' equity	$50,032			$64,246			$53,163
Total liabilities and stockholders' equity	$777,375			$806,561			$776,647
Net interest income		$26,790			$29,455			$25,494

Average interest rate spread			3.68%			3.76%			3.34%

Net interest margin			3.81%			3.92%			3.55%

Ratio of average interest-earning assets to interest-bearing liabilities			109.53%			111.1%			109%

(1)	The average balance of loans includes nonaccrual loans, loans held for sale, and deferred fees and expenses.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2011, 2010, and 2009 (in thousands) For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2011 vs. 2010 Increase (Decrease) due to			2010 vs. 2009 Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$(2,850)	$(692)	$(3,542)	$1,314	$(3,188)	$(1,874)
Mortgage-backed securities	94	(735)	(641)	649	(496)	153
Investment securities	(133)	97	(36)	(39)	175	136
Fed funds sold, FHLB stock & other	—	—	—	(91)	138	47
Total interest earning assets	(2,889)	(1,330)	(4,219)	1,833	(3,371)	(1,538)

Interest Bearing Liabilities:
Deposits
NOW demand	(5)	28	23	40	(22)	18
Savings and clubs	(15)	43	28	(18)	(261)	(279)
Money market savings	263	(170)	93	112	(313)	(201)
Certificates of deposit	(477)	(1,057)	(1,534)	(1,311)	(4,207)	(5,518)
Mortgagors deposits	3	—	3	(7)	(3)	(10)
Total deposits	(231)	(1,156)	(1,387)	(1,184)	(4,806)	(5,990)
Borrowed money	(489)	322	(167)	1,400	(908)	492
Total interest bearing liabilities	(720)	(834)	(1,554)	216	(5,714)	(5,498)

Net change in net interest income	$(2,169)	$(496)	$(2,665)	$1,617	$2,343	$3,960

Comparison of Financial Condition at March 31, 2011 and 2010

Assets

At March 31, 2011, total assets decreased $96.3 million, or 12.0%, to $709.2 million compared to $805.5 million at March 31, 2010. Cash and cash equivalents increased $5.7 million, investment securities increased $15.9 million, loans held for sale increased by $9.2 million and other assets increased $0.5 million. These increases were partially offset by total loans receivable which decreased $89.7 million, loan loss provision increasing $11.1 million, surrender of the Bank owned life insurance (BOLI) of $9.8 million and the deferred tax asset decreased $14.3 million.

Cash and cash equivalents increased $5.7 million, or 14.9%, to $44.1 million at March 31, 2011, compared to $38.3 million at March 31, 2010. This increase was driven by a $6.5 million increase in money market investments, partially offset by a $0.8 million decrease in cash and due from banks. The increase is due to the Company maintaining higher levels of cash liquidity.

Total securities increased $15.8 million, or 28.6%, to $71.2 million at March 31, 2011, compared to $55.4 million at March 31, 2010, reflecting an increase of $10.5 million in available-for-sale securities and a $5.4 million increase in held-to-maturity securities. The variance is due to the purchase of Agency and U.S. Treasury securities with the excess cash inflows from loan activities.

Total loans decreased $89.7 million, or 13.4%, to $580.3 million at March 31, 2011, compared to $670.0 million at March 31, 2010. Principal repayments across all loan classifications contributed to the decrease, with the largest impact from Commercial Real Estate ($32.4 million), Construction ($33.2 million) and Business ($14.5 million) loans, coupled with an increase in the allowance for loan loss of $11.1 million.

Office properties and equipment decreased $1.0 million, or 8.6%, to $11.0 million at March 31, 2011, compared to $12.1 million at March 31, 2010, primarily due to the depreciation of equipment.

The deferred tax asset decreased by 100%, to $0 at March 31, 2011, compared to $14.3 million at March 31, 2010 primarily due to a valuation allowance recorded. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. A valuation allowance of $18.9 million was recorded during the twelve month period as management concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. The change in valuation allowance for the fiscal year ended ended March 31, 2011 amounted to $(2.5) million due to a reduction in the recognized deferred tax asset for the corresponding period.

Other assets increased $0.6 million, or 5.7%, to $10.2 million at March 31, 2011, compared to $9.7 million at March 31, 2010, primarily due to increases in Real Estate Owned assets and assorted account receivables .

Liabilities and Stockholders' Equity

Liabilities

Total liabilities decreased $62.3 million, or 8.4%, to $681.5 million at March 31, 2011, compared to $743.8 million at March 31, 2010. The decrease in total liabilities is primarily due to the decline in total deposits of $42.6 million and the maturity of two fixed-rate notes from the FHLB-NY totaling $19.0 million.

Deposits decreased $42.6 million, or 7.1%, to $560.7 million at March 31, 2011, compared to $603.2 million at March 31, 2010. Deposits decreased as we replaced $xx million of institutional deposits which were partially offset by an increase in core deposits. CDAR deposits decreased $17.8 million as the Orders issued to Carver Federal restricted the Banks ability to add new CDARS deposit accounts and renew existing deposits.

Advances from the FHLB-NY and other borrowed money decreased $19.0 million, or 14.5%, to $112.6 million at March 31, 2011, compared to $131.6 million at March 31, 2010. The decrease was the result of the maturities of fixed-rate notes in May 2010 ($11.0 million) and July 2010 ($8.0 million).

Stockholders' Equity

Total stockholders' equity decreased $34.0 million, or 55.1%, to $27.7 million at March 31, 2011, compared to $61.7 million at March 31, 2010. The decrease in stockholders' equity is primarily due to the valuation allowance recorded on the deferred tax asset and the loan loss provisions recorded during the period.

Comparison of Operating Results for the Years Ended March 31, 2011 and 2010

Net Loss

Net loss for fiscal 2011, was $39.5 million compared to a net loss of $1.0 million for the prior year. The losses for both periods are due primarily to a higher provision for loan losses and an $18.6 million valuation allowance recorded against the Company's deferred tax asset.

Net Interest Income

Interest income decreased $4.2 million, or 10.4%, to $36.2 million for fiscal 2011 compared to $40.5 million for the prior year. The decrease was primarily the result of a $3.5 million decrease in interest income on loans and moderate decrease in interest income on securities. The decrease in interest income reflects a reduction in the yield on interest-earning assets of 24 basis points to 5.15% for fiscal 2011 compared to a yield of 5.39%for the prior year period. This decrease in yield on interest earning assets was primarily the result of a 11 basis point reduction in the yield on loans. The increase in interest income on mortgage-backed securities was primarily the result of an increase in the average balance of mortgage-backed securities from $64.7 million in the prior year period to $67.0 million in the current period.

Interest expense decreased $1.5 million, or 14.1%, to $9.5 million in fiscal 2011 compared to $11.0 million for the prior year. The decrease in interest expense resulted primarily from an 16 basis point decrease in the average cost of interest-bearing liabilities to 1.47% for fiscal 2011 compared to an average cost of 1.63% for the prior year as higher cost certificates of deposits re-priced at lower rates as well as lower cost core deposits and transactional accounts.

Provision for Loan Losses

The Bank recorded a $27.1 million provision for loan losses in fiscal 2011 compared to $7.8 million for the prior year. The increased provision is in response to the Company's current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At March 31, 2011, non-performing assets totaled $78.0 million, or 10.99% of total assets compared to $47.6 million or 5.91% of total assets at March 31, 2010. The allowance for loan losses was $23.1 million at March 31, 2011, which represents a ratio of the allowance for loan losses to non-performing loans of 17.0% compared to 25.2 at March 31, 2010. The ratio of the allowance for loan losses to total loans was 3.99% at March 31, 2011 up from 1.79% at March 31, 2010.

Non-interest Income

Non-interest income increased $2.2 million to $7.3 million in fiscal 2011 compared to $5.1 million for the prior year period. The increase is primarily due to fees of $1.5 million received on four NMTC transactions as well as a reduction of $2.1 million in the amount required to reflect loans held for sale at the lower of cost or fair value, offset by a non-recurring gain on the sale of a bank-owned building of $1.2 million in the prior year period

Non-interest Expense

Non-interest expense decreased $0.2 million, or 0.6%, to $30.8 million in fiscal 2011 compared to $30.6 million for the prior year.

Income Tax Benefit

The Bank recorded a tax expense of $15.7 million in fiscal 2011 compared to a tax benefit of $2.9 million for the prior year period. The income tax expense recorded for the fiscal year ended March 31, 2011 consisted of an income tax benefit of $3.2 million primarily due to the Company's loss before income taxes during the year compared to the prior year. This benefit is offset by an income tax expense that is associated with a $18.9 million valuation allowance against the Company's deferred tax asset recorded during the period. Management has concluded that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax asset and thus, a valuation allowance of $18.9 million was recorded during the period

Comparison of Operating Results for the Years Ended March 31, 2010 and 2009

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

Provision for Loan Losses

The Bank recorded a $7.8 million provision for loan losses in fiscal 2010 compared to $2.7 million for the prior year. The increased provision is in response to the Company's current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At March 31, 2010, non-performing assets totaled $47.6 million, or 5.91% of total assets compared to $26.2 million or 3.31% of total assets at March 31, 2009. Total delinquencies declined year-over-year by 1.52% to $70.7 million or 8.8% of total assets. The allowance for loan losses was $12.0 million at March 31, 2010, which represents a ratio of the allowance for loan losses to non-performing loans of 25.23% compared to 27.40% at March 31, 2009. The ratio of the allowance for loan losses to total loans was 1.79% at March 31, 2010 up from 1.10% at March 31, 2009.

Non-interest Income

Non-interest income decreased $0.1 million to $5.1 million in fiscal 2010 compared to $5.2 million for the prior year period. The decrease is primarily due to the write down in the carrying value of loans previously held for sale of $2.1 million, mostly offset by $1.0 million of fees recognized during fiscal 2010 related to several NMTC transactions, a gain on the sale of securities of $0.4 million and a $1.2 million gain on the sale of a bank-owned building. The sale of this building was an essential part of the Bank's strategy to optimize branch locations.

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

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2011.

Management believes Carver Federal's short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements.  Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans.  Net borrowings decreased $18.9 million during fiscal 2011 primarily as a result of the bank utilizing excess liquidity to paydown its maturing borrowings. At March 31, 2011, the Bank had $69.2 million in borrowings with a weighted average rate of 3.16% maturing over the next three years.   The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings.  At March 31, 2011, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $80.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

  The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2011 and 2010, assets qualifying for short-

term liquidity, including cash and short-term investments, totaled $44.1 million and $38.3 million, respectively.

 The most significant liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity.  When mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate.  In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity.  However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products.  Because Carver Federal generally sells its one-to-four family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal's liquidity.

The OTS requires that the Bank meet minimum capital requirements.  Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  At March 31, 2011, the Bank's regulatory capital ratios were below the minimum level established by the OTS in its Cease and Desist Order of February 2011. See “-Regulatory Capital Position” below for certain information relating to the Bank's regulatory capital compliance at March 31, 2011.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2011, total cash and cash equivalents increased by $5.7 million reflecting cash provided by operating activities of $4.3 million, cash provided by investing activities of $55.6 million offset by cash used by financing activities of $54.2 million.

Net cash provided by operating activities during this period was $4.3 million and was primarily the result of an increase in provision for loan losses of $27.1 million, deferred tax asset and related valuation allowance of $14.3 million offset by a net loss of 39.5 million. Net cash provided by investing activities was $55.6 million primarily the result of a net inflow of loan activity by $69 million, offset by securities purchases, principal pay-downs, maturities, and calls $14.9 million . Net cash used by financing activities was $54.2 million, primarily resulting from decreased deposits of $42.5 million and FHLB and other borrowings of $19.0 million, offset partially by capital contribution of $6.7 million.

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

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit.  The Bank also has contractual obligations related to operating leases.  Additionally, the Bank has a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2011.

The Bank has contractual obligations at March 31, 2011 as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt obligations:
FHLB advances	$50,057	$15,000	$10,057	$25,000	$—
Repo borrowings	30,000		30,000	—	—
Other borrowings	19,181	14,181	—	5,000
Guaranteed preferred beneficial interest in
junior subordinated debentures	13,403	—	—	—	13,403
Total long term debt obligations	112,641	29,181	40,057	30,000	13,403

Operating lease obligations:
Lease obligations for rental properties	12,527	2,075	5,266	2,428	2,758
Total contractual obligations	$125,168	$31,256	$45,323	$32,428	$16,161

Variable Interest Entities

The Holding Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities (formerly FIN 46(R)).   Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc.  Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59 million of NMTC and received a second award in May 2009 of $65 million of NMTC.

With respect to $40 million of the original award of NMTC awards, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted. As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities are consolidated in the Bank's Statement of Financial Condition as of March 31, 2011 and 2010 resulting in the consolidation of assets of approximately $39 million and $40 million, respectively.

In fiscal 2010, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10. For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2010, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event under the accounting guidance, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.8 million. At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with the FASB's ASC Topic 450 regarding Accounting for Contingencies.

In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In March 2010, the Bank transferred rights to investors in NMTC projects totaling $20.5 million and recognized a gain on the transfer of rights of $0.5 million The Bank received additional income of $0.4 million when the project closings were finalized in March 2011.  The Bank was required to maintain a 0.01% interest in each of the newly created entities with the investor owning the remaining 99.99%.  The entities were called CDE-15, CDE-16 and CDE-17.  These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be consolidating entities for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance.  The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $8.0 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million of the second NMTC award and recognized a gain on the transfer of rights of $0.4 million.  The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%.  The entity was called CDE-14.  This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $3.9 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $8.7 million and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%.  The entity was called CDE-18. In December 2010, the Bank transferred the remaining $4.6 million rights to an investor in the same NMTC project and recognized a gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $5.2 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In August 2010, the Bank transferred rights to an investor in a NMTC project totaling $6.6 million and recognized a gain on the transfer of rights of $0.3 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%.  The entity was called CDE-19. In December 2010, the Bank transferred the remaining $4.1 million rights to an investor in the same NMTC project and recognized an additional gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $4.2 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OTS.  For a description of the OTS capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

 At March 31, 2011, the Bank had tangible equity ratio, core capital ratio, and total risk-based capital ratio of 5.38%, 7.36% and 9.6%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

The information required by this item appears under the caption “Discussion of Market Risk-Interest Rate Sensitivity

Analysis” in Item 7, incorporated herein by reference.  The Company believes that there has been no material change in the Company's market risk at March 31, 2011 as compared to March 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three‑year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
June 30, 2011

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	March 31, 2011	March 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,725	$37,513
Money market investments	7,352	833
Total cash and cash equivalents	44,077	38,346
Investment securities:
Available-for-sale, at fair value	53,551	43,050
Held-to-maturity, at amortized cost (fair value of $18,124 and $12,603 at March 31, 2011 and March 31, 2010, respectively)	17,697	12,343
Total securities	71,248	55,393

Loans held-for-sale	9,205	—

Loans receivable:
Real estate mortgage loans	525,894	600,913
Commercial business loans	53,060	67,695
Consumer loans	1,349	1,403
Loans, net	580,303	670,011
Allowance for loan losses	(23,147)	(12,000)
Total loans receivable, net	557,156	658,011
Premises and equipment, net	11,040	12,076
Federal Home Loan Bank of New York stock, at cost	3,353	4,107
Bank owned life insurance	—	9,803
Accrued interest receivable	2,854	3,539
Core deposit intangibles, net	76	228
Deferred tax asset	—	14,321
Other assets	10,206	9,650
Total assets	$709,215	$805,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Savings	$106,906	115,817
Non-Interest Bearing Checking	123,706	58,792
NOW	27,297	43,593
Money Market	74,329	67,122
Certificates of Deposit	228,460	317,925
Total Deposits	560,698	603,249
Advances from the FHLB-New York and other borrowed money	112,641	131,557
Other liabilities	8,159	8,982
Total liabilities	681,498	743,788

Stockholders' equity:
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series A shares, with a liquidation preference of $1,000.00 per share, issued and outstanding at March 31, 2010 exchanged for 18,980 Series B shares with a liquidation preference of $1,000.00 per share, issued and outstanding March 31, 2011	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,484,263 and 2,474,719 shares outstanding at March 31, 2011 and March 31, 2010, respectively)	25	25
Additional paid-in capital	27,026	24,374
Retained earnings	(21,464)	18,806
Non-controlling interest	4,038	—
Treasury stock, at cost (40,428 shares at March 31, 2011 and 49,972 and March 31, 2010, respectively)	(569)	(697)
Accumulated other comprehensive income (loss)	(319)	198
Total stockholders' equity	27,717	61,686
Total liabilities and stockholders' equity	709,215	$805,474

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Years Ended
	March 31,
	2011	2010	2009
Interest Income:
Loans	$33,792	$37,333	$39,207
Mortgage-backed securities	1,993	2,633	2,480
Investment securities	357	357	239
Money market investments	103	140	74
Total interest income	36,245	40,463	42,000
Interest expense:
Deposits	5,529	6,916	12,906
Advances and other borrowed money	3,926	4,092	3,600
Total interest expense	9,455	11,008	16,506
Net interest income	26,790	29,455	25,494
Provision for loan losses	27,114	7,845	2,703
Net interest income after provision for loan losses	(324)	21,610	22,791
Non-interest income:
Depository fees and charges	2,936	2,963	2,810
Loan fees and service charges	1,022	972	1,258
Gain on sale of securities, net	764	446	—
Gain (Loss) on sale of loans, net	8	(212)	(320)
Loss on sale of real estate owned	(202)	(14)	—
Gain on sale of building	—	1,187	—
Market Adjustment on Held For Sale Loans	(200)	(2,136)	(197)
New Market Tax Credit fees	1,940	984	150
Other	1,062	884	1,474
Total non-interest income	7,330	5,074	5,175
Non-interest expense:
Employee compensation and benefits	11,704	12,217	13,163
Net occupancy expense	3,855	4,618	4,350
Equipment, net	2,272	2,143	2,881
Consulting fees	1,312	803	1,174
Federal deposit insurance premiums	1,938	1,656	512
Goodwill Impairment	—	—	7,055
Other	9,677	9,133	8,697
Total non-interest expense	30,758	30,570	37,832

Loss before income taxes and minority interest	(23,752)	(3,886)	(9,866)
Income tax expense (benefit)	15,718	(2,866)	(3,202)
Non Controlling interest, net of taxes	57	—	360
Net loss	$(39,527)	$(1,020)	$(7,024)

Loss per common share:
Basic	$(16.15)	$(0.79)	$(2.87)
Diluted	NA	NA	NA

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
	Preferred Stock (CPP)	Common Stock	Additional Paid-In Capital	Treasury Stock	Non-Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2008	—	25	24,113	(670)	—	29,988	425	53,881
Net (loss)	—	—	—	—	—	(7,024)	—	(7,024)
Minimum pension liability adjustment	—	—	—	—	—	—	(492)	(492)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	48	48
Comprehensive (loss), net of taxes:	—	—	—	—	—	(7,024)	(444)	(7,468)
Common Dividends paid	—	—	—	—	—	(990)	—	(990)
Issuance of TARP preferred stock	18,980	—	—	—	—	—	—	18,980
Preferred Dividends paid	—	—	—	—	—	(76)	—	(76)
Treasury stock activity	—	—	73	(90)	—	—	—	(17)
Stock based compensation	—	—	28	—	—	—	—	28
Balance—March 31, 2009	$18,980	$25	$24,214	$(760)	$—	$21,898	$(19)	$64,338
Net income	—	—	—	—	—	(1,021)	—	(1,021)
Minimum pension liability adjustment	—	—	—	—	—	—	36	36
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	181	181
Comprehensive income, net of taxes:	—	—	—	—	—	(1,021)	217	(804)
Common Dividends paid	—	—	—	—	—	(993)	—	(993)
CPP Preferred Dividends paid	—	—	—	—	—	(949)	—	(949)
Accrued CPP Preferred Dividends	—	—	116	—	—	(116)	—	—
Treasury stock activity	—	—	5	63	—	—	—	68
Stock based compensation	—	—	39	—	—	(12)	—	27
Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	$—	$18,806	$198	$61,686
Net income	—	—	—	—	—	$(39,527)	—	(39,527)
Minimum pension liability adjustment	—	—	—	—	—	—	(51)	(51)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(466)	(466)
Comprehensive income, net of taxes:	—	—	—	—	—	(39,527)	(517)	(40,044)
Non Controlling Interest	—	—	—	—	6,655	—	—	6,655
Transfer between Controlling and Non Controlling Interest	—	—	2,617	—	(2,617)	—	—	—
Common Dividends paid	—	—	—	—	—	(124)	—	(124)
CPP Preferred Dividends paid	—	—	—	—	—	(588)	—	(588)
Accrued CPP Preferred Dividends	—		27	—	—	(27)	—	—
Treasury stock activity	—		4	128	—	—	—	132
Stock based compensation	—		4	—	—	(4)	—	—
Balance—March 31, 2011	$18,980	$25	27,026	$(569)	$4,038	(21,464)	$(319)	$27,717

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(39,527)	$(1,021)	$(7,024)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	27,114	7,845	2,703
Deferred Tax Asset and related valuation allowance	14,321	—	—
Provision for REO losses	98	15	178
Goodwill impairment charge	—	—	7,055
Stock based compensation expense	20	27	68
Depreciation and amortization expense	1,534	1,723	1,932
Amortization of premiums and discounts	862	806	286
Impairment charge on securities	—	—	52
Gain on sale of building	—	(1,172)	—
Loss from sale of real estate owned	202	14	22
Gain on sale of securities	(764)	(446)	—
Loss (Gain) on sale of loans	(8)	212	(45)
Writedown on loans held-for-sale	(200)	2,136	197
Originations of loans held-for-sale	(2,413)	(2,850)	(9,097)
Proceeds from sale of loans held-for-sale	2,413	2,809	9,993
Changes in assets and liabilities:
Decrease in accrued interest receivable	685	158	366
(Increase) decrease in other assets	(643)	(9,113)	6,388
Decrease in other liabilities	613	325	(1,319)
Net cash provided by (used in) operating activities	4,307	1,468	11,755
INVESTING ACTIVITIES
Purchases of securities:
Purchase of available-for-sale securites	(80,653)	(23,657)	(46,588)
Held-to-maturity	(7,992)	—	—
Proceeds from sales of securities	48,399	23.479	—
Proceeds from principal payments, maturities, and calls:
Available-for-sale	22,594	16,958	7,674
Held-to-maturity	2,734	2,472	2,452
Originations of loans held-for-investment	(10,042)	(105,570)	(151,432)
Loans purchased from third parties	(22,227)	(10,760)	—
Principal collections on loans	98,260	102,330	142,151
Proceeds from sales of loans held-for-investment	3,335	349	—
(Sale) purchase of FHLB-NY stock	754	67	(2,549)
Disposals (Additions) to premises and equipment	(502)	3,082	(1,389)
Proceeds from sale of real estate owned	977	423	998
Net cash provided by (used in) investing activities	55,637	9,174	(48,683)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(42,551)	(167)	(51,247)
Net increase (decrease) in FHLB advances and other borrowings	(19,029)	16,540	56,392
Capital contribution	6,655	—	18,980
Common stock repurchased	—	(68)	(159)
Dividends paid	712	(1,942)	(1,065)

Net cash provided by financing activities	(54,213)	14,363	22,901
Net increase (decrease) in cash and cash equivalents	5,731	25,005	(14,027)
Cash and cash equivalents at beginning of period	38,346	13,341	27.368
Cash and cash equivalents at end of period	44,077	38,346	13,341

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$381	$181	$79
Transfer of loans held-for-sale to loans held for investment	$—	$17,731	$—
Transfer of loans held for investment to loans held-for-sale	$9,405	$—	$—

Cash paid for-
Interest	$9,500	$13,764	$16,107
Income taxes	$1,224	$120	$297

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp., an inactive Delaware corporation, and Carver Federal's wholly-owned subsidiaries, CFSB Realty Corp., Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp., which is currently inactive.  The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.

“Carver,” the “Company,” “we,” “us” or “our” refers to the Holding Company along with its consolidated subsidiaries.  The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally chartered mutual savings and loan association.  The Bank converted to a federal savings bank in 1986.  On October 24, 1994, the Bank converted from a mutual holding company to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share.  On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Holding Company.  Collectively, the Holding Company, the Bank and the Holding Company's other direct and indirect subsidiaries are referred to herein as the “Company” or “Carver.”

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

Carver Federal's principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans and other investments permitted by federal savings banks.  The Bank has nine branches located throughout the City of New York that primarily serve the communities in which they operate.

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $52 million increase in liquidity due to the effect of various expenses associated with the capital raise. In addition, the Company intends to downstream $37 million to Carver Federal Savings Bank, the Company's wholly owned bank subsidiary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Holding Company, the Bank and the Bank's wholly-owned or majority owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., Carver Community Development Corporation, and CFSB Credit Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In addition, the Office of Thrift Supervision (“OTS”), Carver Federal's regulator, as an integral part of its examination process, periodically reviews Carver Federal's allowance for loan losses and, if applicable, real estate owned valuations.  The OTS may require Carver Federal to recognize additions to the allowance for loan losses or additional write downs of real estate owned based on their judgments about information available to them at the time of their examination.

In June 2009, the FASB released the Codification as the single source of authoritative non-governmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All previously existing non-SEC accounting standards documents are superseded. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The Company's policies were not affected by the conversion to ASC. However, references to specific accounting guidance in the Company's financial statements have been changed to the appropriate section of the ASC.

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

If not classified as held-to-maturity, securities are classified as available-for-sale demonstrating management's ability to sell in response to actual or anticipated changes in interest rates and resulting prepayment risk or any other factors.  Available-for-sale securities are reported at fair value.  Estimated fair values of securities are based on either published or security dealers' market value if available.  If quoted or dealer prices are not available, fair value is estimated using quoted or dealer prices for similar securities.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of Stockholders' Equity.  Any other-than-temporary impairment is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. Prior to April 1, 2009 the guidance did not require a separate determination of the credit-related and non credit-related components of unrealized gains and losses. During fiscal 2011 and fiscal 2010 no impairment charges were recorded.  During fiscal 2009, the Company recognized $52 thousand in other than temporary impairment on a security. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon offered purchase prices, broker price opinions, appraisals or discounted cash flows.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Collateral dependent impaired loans are assessed individually to determine if the loan's current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Cash flow dependent loans are assessed individually to determine if the present value of the expected future cash flows is less than the recorded investment in the loan. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include one-to four family residential mortgage loans and consumer loans.

Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of Thrift Supervision on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 (formerly known as Statement of Financial Account Standards (“SFAS”) No. 5, Accounting for Contingencies) and ASC Topic 310 (formerly known as SFAS No. 114, Accounting by Creditors for Impairment of a Loan).  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is a great amount of judgment applied to developing the ALLL.  As such, there can never be assurance that the ALLL accurately reflects the actual loss potential embedded in a loan portfolio.  Any change in the judgments utilized to develop the ALLL can change the ALLL.  Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of pools of loans based upon a review of 10 different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:
1-4 Family
Construction
Multifamily
Commercial Real Estate
Business Loans
SBA Loans
Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

Pass and Pass with Care
Special Mention
Substandard

Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are comprised of actual losses for the most recent four quarters as a percentage of each respective Loan Type plus qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses embedded in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be increased based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses (Policy & Procedures).

2.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments. (Economy).

3.	Changes in the nature or volume of the loan portfolio and in the terms of loans (Nature & Volume).

4.	Changes in the experience, ability, and depth of lending management and other relevant staff (Management).

5.	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans (Problem Assets).

6.	Changes in the quality of the loan review system (Loan Review).

7.	Changes in the value of underlying collateral for collateral-dependent loans (Collateral Values).

8.	The existence and effect of any concentrations of credit and changes in the level of such concentrations (Concentrations).

9.	The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio (External Forces).

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for Criticized & Classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines and deemed to be impaired.  ASC Topic 310 (formerly known as SFAS No. 114) is the primary basis for determining if a loan is impaired, and if impaired, valuing the impairment amount of specific loans whose collectability has been called into question.  The amount assigned to this aspect of the ALLL is the individually-determined (i.e., loan-by-loan) portion thereof.  The standard requires the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits.  The three methods are as follows:

1.The present value of expected future cash flows discounted at the loan's effective interest rate,
2.The loan's observable market price, or
3.The fair value of the collateral if the loan is collateral dependent.

The institution may choose the appropriate ASC Topic 310 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral-dependent loan.  Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

Criticized and Classified loans with at risk balances of $1,000M or more and loans below $1,000M that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310 (formerly known as SFAS 114), Accounting by Creditors for Impairment of a Loan.  Carver also performs impairment analysis for all trouble debt restructuring (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

If the loan is determined to be not impaired, it is then placed in the appropriate pool of Criticized & Classified loans to be evaluated for potential losses.  Loans determined to be impaired are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above.  If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the impairment is written down, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

Trouble Debt Restructured Loans

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For a cash flow dependent loans the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, and the original loans carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have perform in accordance with the restructured terms for a period of at least 6 months.

Segment Reporting

The Company has determined that all of its activities constitute one reportable operating segment.

Concentration of Risk

The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in New York City.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's real estate market conditions.

Office Properties and Equipment

Office properties and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization.  Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:

Buildings and imporovements	10 to 25 years
Furnishings and equipment	3 to 5 years
Leasehold improvements	Lesser of useful life or remaining term of lease

Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock

The Federal Home Loan Bank of New York (“FHLB-NY”) has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2011. The Bank carries this investment at historical cost.

Bank Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) is carried at its cash surrender value on the balance sheet and is classified as a non-interest-earning asset.  Death benefits proceeds received in excess of the policy's cash surrender value are recognized in income.  Returns on the BOLI assets are added to the carrying value and included as non-interest income in the consolidated statement of income.  Any receipt of benefit proceeds is recorded as a reduction to the carrying value of the BOLI asset.  The Bank surrendered its BOLI asset and received cash in the amount of its cash surrender during the fourth quarter of fiscal 2011.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding.  For the year ended March 31, 2011 the Bank sustained net losses, therefore, the effects of stock options were not considered in computing fully diluted earnings per common share as they would be anti-dilutive.

Preferred and Common Dividends

On January 20, 2009, the Company issued 18,980 shares of fixed rate cumulative perpetual preferred stock with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury.  These preferred shares pay dividends at a rate of five percent per annum. These shares were subsequently exchanged for 18,980 shares of Series B fixed rate cumulative perpetual preferred stock with a liquidation preference of $1 thousand per share to the U.S. Department of the Treasury under the TARP CDCI. These preferred shares pay dividends at a rate of two per cent per annum. Carver accrues the obligation for the preferred dividends as earned over the period the senior preferred shares are outstanding. On June 29, 2011, the U.S. Department of the Treasury agreed to exchange the $18.98 million of the Company's Series B Preferred Stock that it acquired in connection with the Company's participation in the Troubled Asset Relief Program's Community Development Capital Initiative for common stock, subject to stockholder approval.

Cash dividends to common stockholders are payable and accrued when declared by Carver's Board of Directors, subject to restrictions imposed by the U.S. Department of the Treasury while the Company is participating in the TARP CDCI program.

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. In accordance with the Cease and Desist Order Carver Federal entered into with the OTS , the Bank and Company are also prohibited from paying any dividends without prior OTS approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury and have deferred Carver Statutory Trust I debenture interest payments. There are no assurances that the payments of dividends will resume.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity.

Pension Plans

The Company's pension obligations, and the related costs, are calculated using actuarial concepts, within the framework of the FASB guidance. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, turnover, and the rate of compensation increase.

Actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss”, net of taxes effects, until they are amortized as a component of net of periodic benefit cost.  In addition, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company's fiscal year end.

NMTC fee income

The fee income the Company receives related to the transfers of its New Market Tax Credits varies with each transaction but all are similar in nature.  There are two basic types of fees associated with these transactions.  The first is a “sub-allocation fee” which is paid to CCDC when the tax credits are allocated to a subsidiary entity at the time a qualified equity investment is made.  This fee is recognized by the Company at the time of allocation.  The second type of fee is paid to cover the administrative and servicing costs associated with CCDC's compliance with NMTC reporting requirements.  This fee is recognized as the services are rendered.

Reclassifications

Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.

Impact of Recent Accounting Standards and Interpretations

Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for 'The Company' beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for 'the Company' on April 1, 2010.

ASU No. 2010-18, “Receivables (Topic 310)-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the Emerging Issues Task Force (“EITF”) that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU No. 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with evidence of credit deterioration. The new guidance did not to have a material impact on the Company's consolidated financial statements..

In July 2010, the FASB issued guidance related to disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ASU No. 2010-20, Receivables (Topic 310) which requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users' understanding of (i) the nature of an entity's credit risk associated with its financing receivables and (ii) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the roll forward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010. The required disclosures for the period have been included in footnote 5 to the financial statements.

In June 2009, the FASB issued guidance on Variable Interest Entities (“VIE”) (ASC Subtopic 860-10) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 167), which amended the previous guidance applicable to VIE's and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC Subtopic 860-10 requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity's primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on April 1, 2010 and there was no material impact on the Company's financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued a revision to earlier guidance on Transfers of Financial Assets (ASC Subtopic 860-10) (formerly SFAS No. 166), which eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The Company adopted this guidance for transfers of financial assets on April 1, 2010 and there was no material effect on its consolidated financial statements.

In April 2011, the FASB issued a revision to earlier guidance for accounting for troubled debt restructurings (ASU 2011-02). The ASU clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:
Creditors cannot assume that debt extensions at or above a borrower's original contractual rate do not constitute troubled debt restructurings.

If a borrower doesn't have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.

A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered probable in the foreseeable future.

The guidance will be effective for the for interim and annual periods ending on or after June 15, 2011and is to be applied retrospectively to restructurings occurring on or after April 1, 2011. The Company is currently evaluating the potential impact of adopting the ASU.

In May 2009, the FASB issued guidance related to Subsequent Events (ASC Subtopic 855-10) (formerly SFAS No. 165) which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. Specifically, this standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Carver has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Form 10-K were issued.

NOTE 3.	IMPAIRMENT AND GOODWILL

The company reported Goodwill from its acquisition of Community Capital Bank in 2006 in the amount of $7.1 million.  In accordance with FASB guidance goodwill and intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment.  The Company conducted an interim goodwill impairment analysis during the second quarter of fiscal year 2009, based on indications that the fair value of the Company's reporting unit may have declined below its carrying value as a result of factors previously defined such as the further decline in the Company's market capitalization relative to the book value of shareholders' equity and the adverse market conditions impacting the financial services sector generally. This analysis was completed during the third quarter ended December 31, 2008. A valuation specialist was engaged to assist management in its fair value assessment of goodwill and the Company determined that goodwill was impaired and recorded an impairment charge of $7.1 million in fiscal 2009 reducing the carrying value of the goodwill to zero as of March 31, 2009.

NOTE 4.	SECURITIES

The following is a summary of securities at March 31, 2011 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$30,162	$150	$(115)	$30,197
Federal Home Loan Mortgage Corporation	1,864	—	(13)	1,851
Federal National Mortgage Association	4,286	—	(63)	4,223
Other	45	—	—	45
Total mortgage-backed securities	36,357	150	(191)	36,316
U.S. Government Agency Securities	14,968	—	(277)	14,691
U.S. Government Securities	2,547	—	(3)	2,544
Total available-for-sale	53,872	150	(471)	53,551

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	7,598	206	—	7,804
Federal Home Loan Mortgage Corporation	8,210	131	—	8,341
Federal National Mortgage Association	1,889	90	—	1,979
Total mortgage-backed securities	17,697	427	—	18,124
Other	—	—	—	—
Total held-to-maturity	17,697	427	—	18,124
Total securities	$71,569	$577	$(471)	$71,675

The following is a summary of securities at March 31, 2010 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,993	$27	$(114)	$23,906
Federal Home Loan Mortgage Corporation	4,293	232	—	4,525
Federal National Mortgage Association	12,469	283	(2)	12,750
Other	352	85	(52)	385
Total mortgage-backed securities	41,107	627	(168)	41,566
U.S. Government Agency Securities	1,496	—	(12)	1,484
Total available-for-sale	$42,603	$627	$(180)	$43,050

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$430	$41	$—	$471
Federal Home Loan Mortgage Corporation	8,797	74	—	8,871
Federal National Mortgage Association	2,976	147	—	3,123
Total mortgage-backed securities	12,203	262	—	12,465
Other	139	—	(2)	137
Total held-to-maturity	12,342	262	(2)	12,602
Total securities	$54,945	$889	$(182)	$55,652

The following is a summary regarding securities sales and/or calls of the available-for-sale portfolio at March 31, 2011 (in thousands):

	2011	2010	2009
Available-for-Sale:
Proceeds	$48,399	$25,239	$1,265
Gross gains	871	457	—
Gross losses	107	11	—

The Bank's investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association

(“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices.

The net unrealized loss on available-for-sale securities was $0.2 million after taxes at March 31, 2011 and a net unrealized gain of $0.3 million ($224 thousand after taxes) at March 31, 2010.  On November 30, 2002 the Bank transferred $22.8 million of mortgage-backed securities from available-for-sale to held-to-maturity as a result of management's intention to hold these securities in portfolio until maturity.  A related unrealized gain of $0.5 million was recorded as a separate component of stockholders' equity and is being amortized over the remaining lives of the securities as an adjustment to yield.  As of March 31, 2011 the carrying value of these securities was $7.3 million and a related net unrealized gain of $104 thousand continues to be reported.  There were no sales of held-to-maturity securities in fiscal 2011, 2010 or 2009.

At March 31, 2011 the Bank pledged securities of $27.1 million as collateral for advances from the FHLB-NY, $39.6 million as collateral for its repo agreements and $2.7 million against certain large deposits.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2011, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
Less than one year	$998	$998	0.22%
One through five years	12,517	12,363	1.06%
Five through ten years	6,823	6,658	1.86%
After ten years	33,534	33,532	2.68%
	$53,872	$53,551	2.16%

Held-to-maturity:
One through five years	$—	$—	-- %
Five through ten years	289	303	4.43%
After ten years	17,408	17,821	4.00%
	$17,697	$18,124	4.01%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2011 for less than 12 months and 12 months or longer were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(191)	$11,534	$—	$—	$(191)	$11,534
Agencies	(280)	17,235	—	—	(280)	17,235
Total available-for-sale	(471)	28,769	—	—	(471)	28,769

Held-to-Maturity:
Mortgage-backed securities	$—	$345	$—	$—	$—	$345
Other	—	—	—	—	—	—
Total held-to-maturity	—	345	—	—	—	345
Total securities	(471)	29,114	—	—	(471)	29,114

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2010 were as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(42)	$13,172	$(126)	$7,682	$(168)	$20,854
Agencies	(12)	1,484	—	—	(12)	1,484
Total available-for-sale	$(54)	$14,656	$(126)	$7,682	$(180)	$22,338

Held-to-Maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other	—	—	(2)	137	(2)	137
Total held-to-maturity	—	—	(2)	137	(2)	137
Total securities	$(54)	$14,656	$(128)	$7,819	$(182)	$22,475

A total of 16 securities had an unrealized loss at March 31, 2011 compared to 12 at March 31, 2010, based on estimated fair value. The majority of the securities in an unrealized loss position were mortgage backed securities, U.S. Treasury securities, which represented 91.2% and 8.8% of total securities which had an unrealized loss at March 31, 2011 and 2010, respectively. The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings when there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. At March 31, 2010, the Bank held a private-label mortgage-backed security which was determined to be other than temporarily impaired in the amount of $52 thousand. This security was sold in September 2010. At March 31, 2011, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio. At March 31, 2009, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

NOTE 5.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses and loans held for sale at March 31, (dollars in thousands):

	March 31, 2011		March 31, 2010
	Amount	%	Amount	%
Gross loans receivable:
One- to four-family	$82,061	14%	$90,150	13%
Multifamily	123,791	21%	141,702	21%
Non-residential	252,991	43%	259,619	39%
Construction	78,055	13%	111,348	17%
Business	53,248	9%	68,523	10%
Consumer and other (1)	1,349	—%	1,403	—%
Total loans receivable	591,495	100%	672,745	100%

Add:
Premium on loans	120		130
Less:
Deferred fees and loan discounts	(2,107)		(2,864)
Allowance for loan losses	(23,147)		(12,000)
Total loans receivable, net	$566,361		$658,011

(1)	Includes personal loans

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area. See note 14 for further discussion of concentration of credit risk.

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $47.6 million, $52.0 million and $56.7 million at March 31, 2011, 2010, and 2009, respectively.

At March 31, 2011 the Bank pledged $188.4 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses for the fiscal year ended March 31, 2011 (in thousands):

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$1,094	$1,566	$2,613	$4,059	$2,208	$60	$400	$12,000
Charge-offs:	827	5,821	813	5,607	2,958	(7)	—	16,019
Recoveries:	2		2	4	27	17		52
Provision for Loan Losses	2,654	10,478	2,197	8,488	3,688	9	(400)	27,114

Ending Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	—	$23,147

Ending Balance: collectively evaluated for impairment	2,316	5,510	3,840	4,379	2,832	93	—	18,970
Ending Balance: individually evaluated for impairment	607	713	159	2,565	133	—	—	4,177
								—
Financing Receivables Ending Balance :	81,988	123,571	242,317	78,017	53,060	1,350	—	580,303

Ending Balance: collectively evaluated for impairment	70,679	116,064	233,697	41,454	46,789	1,350	—	510,033
Ending Balance: individually evaluated for impairment	11,309	7,507	8,620	36,563	6,271	—	—	70,270

The following is an analysis of the allowance for loan losses for the years ended March 31 (in thousands):

	2011	2010	2009
Balance at beginning of the year	$12,000	$7,049	$4,878
Provision for loan losses	27,114	7,845	2,702
Recoveries of amounts previously charged-off	52	64	53
Charge-offs of loans	(16,019)	(2,958)	(584)
Balance at end of the year	$23,147	$12,000	$7,049

At March 31, 2011, 2010 and 2009, the recorded investment in impaired loans was $69.6 million, $47.6 million and $25.7 million, respectively. The related allowance for loan losses for these impaired loans was approximately $4.2 million, $3.5 million and $0.3 million at March 31, 2011, 2010 and 2009, respectively.  The impaired loans at March 31, 2011, were comprised of $46.6 of non-accrual loans and $22.9 million of non-accrual residential and construction TDRs. The impaired loan portfolio is collateral dependent with the exception of the residential TDRs. Interest income of $7.5 million, $3.3 million, and $1.5 million for fiscal year 2011, 2010 and 2009, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2011, and 2010 , loans past due 90 days or more and still accruing were $0.0 million, $1.4 million, respectively. At March 31, 2009 there were no loans past due 90 days or more and still accruing.

Non-accrual loans consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on non-accrual loans is recorded when received based upon the collectability of the loan. Total non-accrual loans amounted to $77.4 million and $47.6 million at March 31, 2011 and 2010, respectively. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2011 were $24.4 million the majority of which were non-accrual as they had not been performing in accordance with the restructured terms for a period of at least 6 months.

At March 31, 2011, other non-performing assets totaled $0.6 million which consists of other real estate owned.  Other real estate owned of $0.6 million reflects two foreclosed properties.

The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loans categories. Loans may be classified as "Pass", “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have a potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses.

One-to-Four Family Residential Loans and Consumer and Other Loans are rated Non-Performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance and loans past maturity. All other One-to-Four Family Residential Loans and Consumer and Other Loans are Performing loans.

As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$110,837	$199,580	$—	$39,017
Special Mention	2,126	8,726	25,105	3,857
Substandard	3,101	25,099	16,349	3,787
Doubtful	—	291	—	128
Total	116,064	233,696	41,454	46,789

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$66,068	$1,307
Non-Performing	15,993	42
Total	$82,061	$1,349

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2011. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current	Total Financing Receivables

One-to-four family residential	$4,852	$601	$4,859	10,312	—	11,134	60,615	82,061
Multi-family mortgage	6,866	—	5,452	12,318	1,135	200	110,138	123,791
Commercial real estate	12,360	5,457	3,095	20,912	442	6,541	215,891	243,786
Construction	19,509	—	32,158	51,667	923	4,137	21,328	78,055
Business	7,981	117	3,175	11,273	2,362	1,752	37,861	53,248
Consumer and other	15	37	42	94	—	—	1,255	1,349
Total	51,583	6,212	48,781	106,576	4,862	23,764	447,088	582,290

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.
(2) $0.4 million are TDR loans that have performed in accordance with their modified terms for at least six months and are are considered performing.
$23.9 million have not performed in accordance with their modified terms for more than six months and are considered non performing. Currently they are represented in the following TDR categories:
$17.7 million loans are non accrual as they are not performing in accordance with their modified terms
$5.8 million are 30-59 days past due.
$0.5 million loans are 60-89 days past due.

The following table presents the recorded investment and unpaid principal balances for impaired loans and TDR loans ($23.9 million) with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

	Impaired Loans by Class
	As of March 31, 2011
	(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	3,752	3,869
Multi-family mortgage	814	844
Commercial real estate	5,266	5,266
Construction	12,567	14,602
Business	4,651	4,651
Consumer and other	—	—
Total	27,050	29,232

With an allowance recorded:
One-to-four family residential	7,557	8,209	607
Multi-family mortgage	6,693	7,108	713
Commercial real estate	3,354	3,800	159
Construction	23,996	27,486	2,565
Business	1,620	1,830	133
Consumer and other	—	—
Total	43,220	48,433	4,177

One-to-four family residential	11,309	12,078	607
Multi-family mortgage	7,507	7,922	713
Commercial real estate	8,620	9,066	159
Construction	36,563	42,088	2,565
Business	6,271	6,481	133
Consumer and other	—	—
Total	70,270	77,635	4,177

At March 31, 2011 and 2010, there were no loans to officers or directors of the Company

NOTE 6.	OFFICE PROPERTIES AND EQUIPMENT, NET

The detail of office properties and equipment as of March 31 is as follows (in thousands):

	2011	2010
Land	$155	$155
Building and improvements	8,227	8,170
Leasehold improvements	7,650	7,721
Furniture, equipment, and other	11,425	11,200
	27,457	27,246
Less accumulated depreciation and amortization	(16,417)	(15,170)
Office properties and equipment, net	$11,040	$12,076

Depreciation and amortization charged to operations for fiscal year 2011, 2010 and 2009 amounted to $1.5 million, $1.7 million and $2.0 million, respectively.

NOTE 7.	ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable as of March 31 is as follows (in thousands):

	2011	2010
Loans receivable	$2,540	$3,208
Mortgage-backed securities	193	252
Investments and other interest bearing assets	121	79
Total accrued interest receivable	$2,854	$3,539

NOTE 8.	DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows (dollars in thousands):

	2011			2010
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$123,706	22.06%	—%	$58,792	9.74%	—%
NOW accounts	27,297	4.87%	0.37%	43,593	7.23%	0.18%
Savings	106,906	19.07%	0.27%	115,817	19.2%	0.22%
Money market savings account	74,329	13.26%	1.07%	67,122	11.13%	1.05%
Certificates of deposit	226,025	40.31%	1.91%	315,728	52.34%	1.46%
Other	2,435	0.43%	1.67%	2,197	0.36%	1.71%
Total	$560,698	100.00%	0.99%	$603,249	100.00%	0.94%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2011 (in thousands):

	Period to Maturity
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	Total 2011	Percent of Total
0% - 0.99%	$104,622	$736	$4	$7	$105,369	46.62%
1% - 1.99%	$43,723	$12,256	$1,927	$56	$57,962	25.64%
2% - 3.99%	$19,673	$8,454	$5,342	$19,633	$53,102	23.49%
4% and over	$5,549	$3,821	$165	$56	$9,591	4.24%
Total	$173,567	$25,267	$7,438	$19,752	$226,024	100.00%

As of March 31, 2011 the Bank had pledged $2.7 million in fair value of investment securities as collateral for certain large deposits.

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2011 maturity during the periods indicated (in thousands):

Maturing:
April 1, 2011 to June 30, 2011	$55,765
July 1, 2011 to September 30, 2011	$11,897
October 1, 2011 to March 31, 2012	$49,267
April 1, 2012 and beyond	$22,730

Total	$139,659

Interest expense on deposits is as follows for the years ended March 31 (in thousands):

	2011	2010	2009
NOW demand	$101	$79	$61
Savings and clubs	286	257	537
Money market savings	795	702	903
Certificates of deposit	4,322	5,857	11,379
Mortgagors deposits	41	38	48
	5,545	6,933	12,928
Penalty for early withdrawal of certificates of deposit	(16)	(17)	(22)
Total interest expense	$5,529	$6,916	$12,906

NOTE 9.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances and repurchase agreements weighted average interest rates by remaining period to maturity at March 31 are as follows (dollars in thousands):

Maturing	2011		2010
Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2010	—	—	2.43%	$19,000
2011	1.84%	29,181	1.84%	29,068
2012	4.64%	30,057	4.64%	30,086
2013	2.54%	10,000	3%	35,000
2014-15	3.19%	25,000	—%	—
	3.16%	$94,238	2.99%	$113,154

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $178.5 million at March 31, 2011.  Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged.  At March 31, 2011, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $3.4 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $188.4 million and mortgage-backed and investment securities with a market value of $27.1 million.  The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $80.1 million from the FHLB-NY at March 31, 2011. The accrued interest on FHLB advances amounted to $0.1 million and the interest expense was $1.5 million for the year ended March 31, 2011. At March 31, 2010, the accrued interest on FHLB advances amounted to $0.2 million and the interest expense was $1.9 million for the year ended March 31, 2010.

Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Banks' repurchase agreements are primarily collateralized by $39.6 million in market value of government obligations and other mortgage-related securities, and are entered into with either the “FHLB-NY or selected brokerage firms.  Repurchase agreements totaled $30.0 million at March 31, 2011 and March 31, 2010.  At March 31, 2011, the accrued interest on repurchase agreements amounted to $0.2 million and the interest expense was $1.7 million for the year ended March 31, 2011. At March 31, 2010, the accrued interest on repurchase agreements amounted to $0.2 million and the interest expense was $1.4 million for the year ended March 31, 2010.

Guaranteed Debt Securities. In October 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing an interest rate of 1.69%, maturing in October 2011. This debt is guaranteed under the Federal Deposit Insurance Corporation's (the “FDIC”) Temporary Liquidity Guarantee Program (TLGP). For this guarantee, the Bank is assessed a fee by FDIC in the amount of 1.25%. At March 31, 2011, the accrued interest on the TLGP debit was $0.1 million and the interest expense for the year ended March 31, 2011 was $0.2 million.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Under the Orders, the Company is prohibited from paying dividends without prior OTS approval. Therefore the Company has deferred the debenture interest payments.

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The maximum contractual interest rate for the debt is 12.00% per annum, however, for the first seven years, and so long as Carver maintains its certification as a Community Development Entity (“CDE”) and remains in compliance with all of the NMTC requirements, the interest rate shall be reduced by 500 basis points to 7.00% per annum. This subordinated debt has been approved by the OTS to qualify as Tier II capital for the Bank's regulatory capital calculations.

At March 31, 2011, the accrued interest on subordinated debt securities amounted to $88 thousand and the interest expense was $0.4 million for the year ended March 31, 2011. At March 31, 2010, the accrued interest on subordinated debt securities amounted to $0.1 million and the interest expense was $0.7 million for the year ended March 31, 2010.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31 (dollars in thousands):

	2011	2010	2009
Amounts outstanding at the end of year:
FHLB advances	$50,057	$69,086	$71,614
Guaranteed debt securities	$14,068	$14,068	$—
Subordinated debt securities	$18,403	$18,403	$13,403

Rate paid at year end:
FHLB advances	2.7%	2.62%	2.3%
Guaranteed debt securities	1.69%	1.69%	—%
Subordinated debt securities	4.35%	4.31%	4.92%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$69,086	$91,093	$71,614
Guaranteed debt securities	$14,068	$14,068	$—
Subordinated debt securities	$18,403	$18,403	$13,403

Approximate average amounts outstanding for year:
FHLB advances	$53,454	$79,651	$46,975
Guaranteed debt securities	$14,068	$6,018	$—
Subordinated debt securities	$18,403	$15,924	$13,395

Approximate weighted average rate paid during year:
FHLB advances	2.72%	2.39%	1.96%
Guaranteed debt securities	1.69%	1.69%	—%
Subordinated debt securities	4.45%	4.21%	5.63%

NOTE 10.	INCOME TAXES

The components of income tax benefit for the years ended March 31 are as follow (in thousands):

	2011	2010	2009
Federal income tax expense (benefit):
Current	$751	$920	—
Deferred	14,106	(4,147)	(3,025)
	14,857	(3,227)	(3,025)

State and local income tax expense (benefit):
Current	170	401	176
Deferred	691	(40)	(353)
	861	361	(177)

Total income tax expense (benefit)	$15,718	$(2,866)	$(3,202)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31 (dollars in thousands):

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	(8,095)	34%	$(1,322)	34%	$(3,477)	34%
State and local income taxes, net of Federal tax benefit	(293)	1.2%	240	(6.2)%	116	(1.1)%
New markets tax credit	—	—%	(2,295)	59%	(2,000)	19.6%
General business credit	(32)	0.1%	(32)	0.9%	(31)	0.3%
Goodwill amortization		—%	—	—%	2,399	(23.5)%
Tax Gain on Sale of NMTC	4,905	(20.6)%	—	—	—	—
Valuation Allowance	18,870	(79.3)%	—	—	—	—
Other	363	(1.5)%	543	(14)%	(209)	2%
Total income tax expense (benefit)	15,718	(66.0)%	$(2,866)	73.7%	$(3,202)	31.3%

Carver Federal's stockholders' equity includes a $15.7 million tax expense for the fiscal year ended March 31, 2011, which has been segregated for federal income tax purposes as a bad debt reserve.  For the fiscal year ended March 31, 2011, the total income tax expense of $15.7 million includes a $18.9 million valuation reserve taken on the Bank's deferred tax assets. For the year ended March 31, 2010, the total income tax benefit of $2.9 million included a $0.5 million tax receivable deemed no longer collectible.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows (in thousands):

	2011	2010
Deferred Tax Assets:
Allowance for loan losses	$7,253	$4,080
Deferred loan fees	601	686
Compensation and benefits	—	58
Non-accrual loan interest	2,556	1,344
Capital loss carryforward	—	84
Purchase accounting adjustment	186	131
Net operating loss carry forward	121	112
New markets tax credit	6,867	7,322
Depreciation	511	316
Minimum pension liability	110	110
Market value adjustment on HFS loans	893	817
Unrealized gain on available-for-sale securities	1	—
Other	216	180
Total Deferred Tax Assets	19,314	15,240
Deferred Tax Liabilities:
Income from affiliate	445	738
Unrealized gain on available-for-sale securities	—	181
Total Deferred Tax Liabilities	445	919

Valuation Allowance	$(18,870)	$—

Net Deferred Tax Assets	$—	$14,321

Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. A valuation allowance of $18.9 million was recorded during the twelve month period as management concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets.

On June 29, 2011, the Company raised $55 million of equity. The capital raise may trigger a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards  and general business credits upon a change in control.  If the change in control is triggered, it could  result in a loss of deductibility of a portion of the Company's deferred tax asset.

At March 31, 2011, the Company had net operating carryovers for state purposes of approximately $5.3 million which are available to offset future state income and which expire over varying periods from March 2028 through March 2029.

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

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31 (in thousands):

	2011	2010	2009
Net income (loss)	$(39,527)	$(1,021)	$(7,024)
Preferred stock dividends	(588)	(928)	$(76)
Net income (loss) available to common stockholders	$(40,115)	$(1,949)	$(7,100)

Weighted average common shares outstanding – basic	2,484	2,474	2,472
Effect of dilutive options	—	—	—
Effect of dilutive MRP shares	—	—	—
Weighted average common shares outstanding – diluted	2,484	2,474	2,472

Basic EPS	$(16.15)	$(0.79)	$(2.87)
Diluted EPS	NA	NA	NA

NOTE 12. STOCKHOLDERS' EQUITY

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

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $52 million increase in liquidity due to the effect of various expenses associated with the capital raise. In addition, the Company intends to downstream $37 million to Carver Federal Savings Bank, the Company's wholly owned bank subsidiary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

The capital raise, refer to the subsequent events footnote, may trigger a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards  and general business credits upon a change in control.  If the change in control is triggered, it could  result in a loss of deductibility of a portion of the Company's deferred tax asset.

The following is a summary of the Bank's actual capital amounts as of March 31, 2011 compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution (in thousands):

	GAAP Capital	Tangible Equity	Leverage Capital	Risk-Based Capital
Stockholders' Equity at March 31, 2011	$38,076	$38,076	$38,076	$38,076

Add:
General valuation allowances		—	—	6,639
Qualifying subordinated debt		—	—	5,000
Other		—	—	—
Deduct:		—	—	—
Disallowed deferred tax assets		(110)	(110)	(110)
Unrealized gains on securities available-for-sale, net		—	—	—
Goodwill and qualifying intangible assets, net		—	—	—
Regulatory Capital		38,186	38,186	49,825
Minimum Capital requirement		10,643	28,382	41,506
Regulatory Capital Excess		$27,543	$9,804	$8,319

Capital Ratios		5.38%	7.36%	9.60%

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability.  The Holding Company has reported its comprehensive income (loss) for fiscal 2011, 2010 and 2009 in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income/(Loss).  Carver Federal's accumulated other comprehensive income (loss) included net unrealized losses on securities at March 31, 2011 of $0.1 million and net unrealized gains on securities of 2010 of $0.4 million, respectively.   Also included in accumulated other comprehensive income (loss) was a loss on the Bank's pension plan liabilities of $0.3 million at March 31, 2011, net of taxes, and a loss of $0.2 million, net of taxes, at March 31, 2010.

NOTE 13.	EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Pension Plan.  Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits are based on each employee's term of service through the date of curtailment. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes.  The plan was curtailed during the fiscal year ended March 31, 2001.
The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31 (in thousands):

	2011	2010
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,380	$2,119
Interest cost	131	149
Actuarial gain	168	394
Benefits paid	(180)	(180)
Settlements	(93)	(102)
Benefit obligation at end of year	$2,406	$2,380
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$1,991	$1,751
Actual return on plan assets	214	523
Contributions	183	—
Benefits paid	(180)	(180)
Settlements	(93)	(102)
Fair value of plan assets at end of year	$2,115	$1,992

Funded status	$(291)	$(388)
Accrued pension cost	$(291)	$(388)

Net periodic pension benefit includes the following components for the years ended March 31 (in thousands):

	2011	2010	2009
Interest cost	$131	$149	$150
Unrecognized loss	54	62	—
Expected return on plan assets	(152)	(133)	(214)
Net periodic pension benefit	$33	$78	$(64)

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2011	2010	2009
Annual salary increase (1)	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	5.25%	5.75%	7.38%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

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

The following table presents the plan assets held by the Carver Federal Plan as of March 31, 2011 at fair value by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based upon the lowest level of input that is significant to their fair value measurement. See note 15 for further details regarding the fair value hierarchy.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds – Equity:
Large-cap blend (1)	$1,467	$—	$1,467	$—
Other Types of Investments:
Stable Value fund (2)	$648	$—	$—	$648

(1)	This category contains large-cap stocks or securities convertible into common stocks. The portfolio is invested in 88 % U.S. Equity and 12% International Equity.

(2)	This category contains a broadly diversified portfolio with guaranteed protection of principal and accumulated interest from market volatility.

Current Asset Allocation

The weighted average asset allocations for Carver Federal's Plan as of March 31, 2011 and 2010, were as follows:

	At March 31,
Asset	2011	2010
Equity securities	65%	65%
Debt securities	35%	35%
Total	100%	100%

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by Carver Federal's Plan during the years indicated:

(in thousands)
Year	Amount
2012	$180
2013	176
2014	174
2015	173
2016	172
2017-2020	840
Total	$1,715

Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2011, there was no outstanding payable under this plan.

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. The Bank discontinued the matching contributions effective January 2011.

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

To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. To be eligible for the non-elective Carver contribution, the employee must also be employed as of the last day of the plan year. There was no savings incentive expense recorded for fiscal year 2011 as the Bank did not hit the minimum net income goal. Total savings incentive plan expenses for fiscal year 2010 and 2009 were $0.1 million and $0.1 million, respectively.

BOLI.  The Bank owned one BOLI plan which was formed to offset future employee benefit costs and provide additional benefits due to its tax exempt nature.  Only officer level employees are covered under this program. The BOLI was surrendered during the fourth quarter of the fiscal year 2011. The Bank incurred an early termination expense of $0.3 million.

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Holding Company or the Bank on such date.  Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP.  Pursuant to the MRP, the Bank recognized $65 thousand, $133 thousand and $41 thousand as expense for fiscal year 2011, 2010 and 2009, respectively.

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

Upon distribution of the initial ESOP shares, additional ESOP shares were purchased in the open market in accordance with Carver's common stock repurchase program and were held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. For fiscal 2011 there was one thousand of ESOP Compensation expense and in fiscal 2010, there was no ESOP compensation expense and there were no remaining unallocated shares at March 31, 2011.

Stock Option Plans. During 1995, the Holding Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 338,862.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2011, there were 153,665 options outstanding and 143,669 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 300,000 shares, but no more than 150,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2011, there were 29,862 options outstanding under the 2006 Incentive Plan and 18,866 were exercisable.    All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan, if the person is employed on that date.

Information regarding stock options as of and for the years ended March 31 is as follows:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	190,731	$13.60	220,931	$12.86	237,182	$13.24
Granted	3,000	6.50	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(40,066)	9.82	(30,200)	8.21	(16,251)	17.02
Outstanding, end of year	153,665	14.45	190,731	13.6	220,931	12.86
Exercisable, at year end	143,669		168,137		191,427

Information regarding stock options as of and for the year ended March 31, 2011 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.00	$6.99	2,000	9.37 years	$6.50	—	$6.50
9.00	9.99	32,000	.39 years	9.93	32,000	9.93
12.00	12.99	35,400	1.24 years	12.09	35,400	12.09
16.00	16.99	49,630	4.27 years	16.58	41,634	16.55
17.00	17.99	16,735	4.18 years	17.17	16,735	17.17
19.00	19.99	17,900	3.23 years	19.63	17,900	19.63
Total		153,665			143,669

There were no stock options awarded to employees during the year ended March 31, 2011. The three new outside directors who joined in fiscal year 2011 each received a grant of 1,000 options at the time of their election to the Board. These options vest over 5 years.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2011	2010	2009
Risk-free interest rate	3.47%	N/A	N/A
Volatility	0.23	N/A	N/A
Annual dividends	50	N/A	N/A
Expected life of option grants	10 yrs	N/A	N/A

The Company recorded compensation expense of $3 thousand in fiscal 2011 and $48 thousand in fiscal 2010.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc.  This plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2008, the Company granted its first awards under the new Plan. The amount of compensation expense recognized in fiscal year 2011 and 2010 were $199 thousand and $142 thousand, respectively.

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

The Bank had outstanding commitments at March 31 as follows (in thousands):

	2011	2010
Commitments to fund mortgage loans	$7,310	$18,886
Commitments to fund commercial and consumer loans	1,300	3,330
Lines of credit	3,890	6,442
Letters of credit	154	4,154
	$12,654	$32,812

At March 31, 2011, of the $7.3 million in outstanding commitments to originate mortgage loans, $4.4 million represented construction loans at variable interest rates, $1.4 million represented commitments to originate one-to-four family residential loans at a weighted average rate of 5.2% and $1.4 million represented commercial real estate loans at variable interest rates.

The balance of commitments on commercial and consumer loans at March 31, 2011 is primarily undisbursed funds from approved unsecured commercial lines of credit.  All such lines carry adjustable rates mainly tied to prime.

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

Lease Commitments.  Rentals under long term operating leases for certain branches aggregated approximately $1.7 million, $1.6 million and $1.4 million for fiscal year 2011, 2010 and 2009, respectively. As of March 31, 2011, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2018 follow (in thousands):

Year Ending March 31,	Minimum Rental	Sublet Income	Net
2011	$1,849	$145	$1,994
2012	1,893	145	2038
2013	1788	145	1933
2014	1547	145	1,692
2015	1,408	—	1,408
Thereafter	4,663	—	4,663
	$13,148	$580	$13,728

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, Carver Federal is a party to various legal proceedings incident to its business.  Certain claims, suits, complaints and investigations (collectively “proceeding”) involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing Carver Federal in these proceedings, that it has meritorious defenses to each proceeding and Carver Federal is taking appropriate measures to defend its  interests.  Carver Federal is a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging grossly negligence and breach of contract in the manner in which Carver Federal serviced the loan.  Plaintiff asserts damages in excess of $500,000.  Carver Federal brought a counter claim against the plaintiff and a third party complaint against the original loan participant seeking recovery of funds Carver Federal advanced on their behalf, such as real estate taxes, in connection with servicing of the multifamily loan.  In another matter, the New York State Department of Labor (“DOL”) is auditing Carver Federal for possible misclassification of two individuals as consultants that perhaps should have been classified as employees.  The DOL has not specified possible damages.  Should the DOL determine that the individuals have been improperly classified they may increase the scope of their audit.  In accordance with ASC Topic 450 Carver has accrued $326 thousand.

NOTE 15.	FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted ASC Topic 820 (formerly SFAS No.  157, "Fair Value Measurements") which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820 clarifies that fair value is an "exit" price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants.  Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1- Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2- Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3- Inputs to the valuation methodology are unobservable and significant to the fair value measurement

A financial instrument's categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by ASC 820 valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2011 and 2010, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2011, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$626	$626
Securities available for sale	$2,544	$50,962	$45	$53,551

	Fair Value Measurements at March 31, 2010, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$721	$721
Securities available for sale	$—	$42,909	$141	$43,050

 Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights.  Level 3 assets accounted for 0.1% of the Company's total assets at March 31, 2011 and 2010.

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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2011 and 2010:

(in thousands)	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2010	$721	$45
Additions	—	—
Total unrealized gain	(95)	—
Ending balance, March 31, 2011	$626	$45

(in thousands)	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2009	$452	$45
Additions	59	—
Total unrealized gain	210	—
Ending balance, March 31, 2010	$721	$45

.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2011 and 2010, and that are included in the Company's Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at March 31, 2011, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale		$9,205		$9,205
Certain impaired loans	$—	$38,962	—	$38,962

	Fair Value Measurements at March 31, 2010, Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$—	$—	$—
Certain impaired loans	$—	$23,487	$—	$23,487

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon a offered purchase prices, broker price opinions, appraisals or discounted cash flows.

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

Loans receivable

The fair value of loans receivable is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans. The method used to estimate the fair value of loans is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company's loan portfolio and current market conditions, a greater degree of objectivity is inherent in these values than in those determined in active markets. The loan valuations thus determined do not necessarily represent an “exit” price that would be achieved in an active market.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon offered purchase prices, broker price opinions, appraisals or discounted cash flows.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be insignificant as of March 31, 2011 and March 31, 2010. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31 are as follows (in thousands):

	March 31, 2011		March 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$44,077	$44,077	$38,346	$38,346
Mortgage backed securities available-for-sale	53,551	53,551	43,050	43,050
FHLB Stock	3,353	3,353	4,107	4,107
Mortgage backed securities held-to-maturity	17,697	18,124	12,343	12,603
Loans receivable	557,156	560,032	658,011	664,522
Loans held-for-sale	9,205	9,205	—	—
Accrued interest receivable	2,854	2,854	3,539	3,697
Mortgage servicing rights	626	626	721	721
Financial Liabilities:
Deposits	$560,698	$536,046	$603,249	$579,023
Advances from FHLB of New York	94,238	94,410	113,154	113,671
Other borrowed money	18,403	16,827	18,403	19,173

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

The Holding Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes.  Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc.  Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million, of which $19.0 million was a qualified equity investment, and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10.  For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under the then existing accounting guidance based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted.   As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities were consolidated in the Bank's Statement of Financial Condition as of March 31, 2011 and 2010 resulting in the consolidation of assets of approximately $39 million and $40 million, respectively. During December 2010 Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash. Since Carver continues to be exposed to the majority of the variability associated with the entities, management has determined that Carver continues to be the primary beneficiary of the entities. As a result, the CDEs have been consolidated and the investor's equity investment of $6.7 million has been reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new market tax credit on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.8 million. At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidelines related to accounting for contingencies.

In May 2009, the Bank received an additional NMTC award in the amount of $65 million.

In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million of the second NMTC award and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In March 2010, the Bank transferred rights to investors in NMTC projects totaling $20.5 million and recognized a gain on the transfer of rights of $0.5 million. The Bank received additional income of $0.4 million when the project closings were finalized in March 2011. The Bank was required to maintain a 0.01% interest in each of the newly created entities with the investor owning the remaining 99.99%. The entities were called CDE-15, CDE-16 and CDE-17. These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be consolidating entities for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance.  The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $8.0 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.
.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million of the second NMTC award and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-14. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.9 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $8.7 million and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-18. In December 2010, the Bank transferred the remaining $4.6 million rights to an investor in the same NMTC project and recognized a gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $5.2 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In August 2010, the Bank transferred rights to an investor in a NMTC project totaling $6.6 million and recognized a gain on the transfer of rights of $0.3 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-19. In December 2010, the Bank transferred the remaining $4.1 million rights to an investor in the same NMTC project and recognized an additional gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.2 million.  At March 31, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In February 2011, the Bank announced that it had been selected to receive a third NMTC award in the amount of $25 million.

NOTE 18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2011 and 2010 (in thousands, except per share data):

	June 30	September 30	December 31	March 31
Fiscal 2011
Interest income	$9,619	$9,343	$8,605	$8,677
Interest expense	(2,558)	(2,487)	(2,326)	(2,085)
Net interest income	7,061	6,856	6,279	6,592
Provision for loan losses	(6,248)	(7,829)	(6,242)	(6,802)
Non-interest income	1,863	2,245	1,730	1,495
Non-interest expense	(7,464)	(7,636)	(7,638)	(8,020)
Income tax benefit	2,297	(16,998)	(2,317)	1,301
Minority interest, net of taxes	—	—	—	(57)
Net income (loss)	$(2,491)	$(23,361)	$(8,188)	$(5,491)
Earnings (loss) per common share				.
Basic	0.18	(9.44)	(3.30)	(2.21)
Diluted	0.18	NA	NA	NA

Fiscal 2010
Interest income	9,913	10,507	10,180	9,863
Interest expense	(3,023)	(2,728)	(2,700)	(2,557)
Net interest income	6,890	7,779	7,480	7,306
Provision for loan losses	(688)	(1,315)	(1,286)	(4,555)
Non-interest income	1,153	(673)	2,954	1,640
Non-interest expense	(7,057)	(6,938)	(8,934)	(7,642)
Income tax benefit (expense)	396	838	574	1,057
Minority interest, net of taxes	—	—	—	—
Net income	$694	$(309)	$788	$(2,195)
Earnings per common share				.
Basic	$0.18	$(0.22)	$0.22	$(0.97)
Diluted	$0.18	NA	$0.22	NA

NOTE 19.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands):

	As of March 31,
	2011	2010
Assets
Cash on deposit with subsidiaries	$16	$59
Investment in subsidiaries	42,473	75,173
Other assets	10	59
Total Assets	$42,499	$75,291

Liabilities and Stockholders' Equity
Borrowings	$13,516	$13,403
Accounts payable to subsidiaries	750	60
Other liabilities	559	299
Total liabilities	$14,825	$13,762

Stockholders’ equity	27,674	61,530
Total Liabilities and Stockholders’ Equity	$42,499	$75,292

CONDENSED STATEMENTS OF INCOME (in thousands):

	Years Ended March 31,
	2011	2010	2009
Income
Equity in net income (loss) from subsidiaries	$(28,507)	$302	$(8,527)
Other income	14	15	23
Total income (loss)	(28,493)	317	(8,504)
Expenses
Interest Expense on Borrowings	464	493	784
Salaries and employee benefits	415	203	152
Shareholder expense	444	377	764
Other	346	228	22
Total expense	1,669	1,301	1,722

Loss before income taxes	(30,162)	(984)	(10,226)
Income tax expense (benefit)	2,651	41	(3,202)
Net (loss)	(32,813)	(1,025)	(7,024)

CONDENSED STATEMENTS OF CASH FLOW (in thousands):

	Years Ended March 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	(32,813)	$(1,025)	$(7,024)
Adjustments to reconcile net income to net cash
from operating activities:
Loss (equity) in net income of Subsidiaries	28,507	(567)	8,608
Income taxes from the Bank	2,651	41	(3,202)
Decrease (increase) in account receivable from subsidiaries	—	621	(621)
Decrease (increase) in other assets	49	(34)	16
(Decrease) increase in accounts payable to subsidiaries	690	(1,817)	(68)
Increase (decrease) in other liabilities	260	192	(6)
Other, net	1,212	243	—
Net cash used in operating activities	556	(2,346)	(2,297)

Cash Flows From Investing Activities
Dividends Received from Bank	—	3,325	3,200
Capital contribution from CPP	—	—	18,980
Net cash provided by investing activities	—	3,325	22,180

Cash Flows From Financing Activities
Increase in borrowings	113	—	27
Redemption of treasury stock, net	—	(68)	(159)
Dividends paid	(712)	(1,942)	(1,065)
Push Down of CPP funds	—	—	(17,980)
Net cash used in financing activities	(599)	(2,010)	(19,177)
Net (decrease) increase in cash	(43)	(1,031)	706
Cash and cash equivalents – beginning	59	1,090	384
Cash and cash equivalents – ending	16	59	1,090

NOTE 20. Subsequent Events

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $52 million increase in liquidity due to the effect of various expenses associated with the capital raise. In addition, the Company intends to downstream $37 million to Carver Federal Savings Bank, the Company's wholly owned bank subsidiary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of March 31, 2011, the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

(b) Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control is designed under the supervision of management, including the Company's Chief Executive Officer and Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Parent Company and the subsidiary banks; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of March 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of March 31, 2011 is effective using these criteria.

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

None

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Holding Company's definitive proxy statement to be filed in connection with the 2011Annual Meeting of Stockholders (the “Proxy Statement”).  The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement.  Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Audit Committee Financial Expert

Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Corporate Governance” in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Proxy Statement.

Information relating to executive and director compensation and the compensation committee of the Company's Board of Directors will be in the 2011 Proxy Statement and is incorporated herein by reference.

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

I.    List of Documents Filed as Part of this Annual Report on Form 10-K

A.    The following consolidated financial statements are included in Item 8 of this annual report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Statement of Financial Condition as of March 31, 2011 and 2010

3.    Consolidated Statements of Operations for the years ended as of March 31, 2011, 2010 and 2009

4.    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2011, 2010 and 2009

5.    Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009

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

CARVER BANCORP, INC.

June 30, 2011	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 30, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ David L. Toner	Senior Vice President and Controller
David L. Toner	(Principal Accounting Officer)

/s/ Dr. Samuel J. Daniel	Director
Samuel J. Daniel

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel Jackson	Director
Pazel G. Jackson, Jr.

/s/ Janet Rollé	Director
Janet Rollé

/s/ Robert R. Tarter	Director
Robert R. Tarter

/s/ Susan M. Tohbe	Director
Susan M. Tohbe

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (10)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1) (*)
10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (9) (*)
10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9) (*)
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

10.24	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (8)
10.25	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (11) (*)
10.26	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (11)
10.27	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (11)
10.28	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (12) (*)
10.29	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (12) (*)
10.30	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (14) (*)
10.31	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 ( *)
10.32	Amendment to the Carver Bancorp, In. Stock Incentive Plan (16) (*)
10.33	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (16) (*)
10.34	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Bancorp, Inc. and Deborah C. Wright (16) (*)
10.35	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Federal Savings Bank and Deborah C. Wright (16) (*)
14	Code of ethics (13)
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(*)     Management Contract or Compensatory Plan.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009.

(3)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(9)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(10)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(11)	[Intentionally omitted]

(12)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(13)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(14)	Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(15)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

(16)
Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.