Form 10-Q
period 2011-06-30
CARVER BANCORP INC
filed 2011-08-15
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
☑ Yes        ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	2,488,922
Class	Outstanding at June 30, 2011

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,493	$36,725
Money market investments	649	7,352
Total cash and cash equivalents	34,142	44,077

Restricted cash	6,214	—
Investment securities:
Available-for-sale, at fair value	57,141	53,551
Held-to-maturity, at amortized cost (fair value of $14,415 and $18,124 at June 30, 2011 and March 31, 2011, respectively)	13,879	17,697
Total investments	71,020	71,248

Loans held-for-sale (“HFS”)	18,068	9,205
Loans receivable:
Real estate mortgage loans	493,217	525,894
Commercial business loans	49,636	53,060
Consumer loans	1,297	1,349
Loans, net	544,150	580,303
Allowance for loan losses	(23,764)	(23,147)
Total loans receivable, net	520,386	557,156
Premises and equipment, net	10,719	11,040
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,799	3,353
Accrued interest receivable	2,409	2,854
Other assets	12,591	10,282
Total assets	678,348	$709,215
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$106,310	$106,906
Non-Interest Bearing Checking	102,357	123,706
NOW	26,011	27,297
Money Market	67,479	74,329
Certificates of Deposit	189,466	228,460
Total deposits	491,623	560,698
Advances from the FHLB-NY and other borrowed money	101,571	112,641
Other liabilities	11,834	8,159
Total liabilities	605,028	681,498

Mezzanine Equity:
55,000 Series C mandatorily convertible preferred stock,(par value $0.01, per share) with a liquidation preference of $1,000, issued and outstanding	51,432	—
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series B shares, with a liquidation preference of $1,000.00 per share, issued and outstanding.	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 2,524,691 shares issued; 2,488,922 and 2,484,263 shares outstanding at June 30, 2011 and March 31, 2011, respectively)	25	25
Additional paid-in capital	27,719	27,026
Accumulated deficit	(27,689)	(21,464)
Non-controlling interest	3,438	4,038
Treasury stock, at cost (35,769 shares at June 30, 2011 and 40,428 and March 31, 2011, respectively)	(506)	(569)
Accumulated other comprehensive income	(79)	(319)
Total stockholders’ equity	21,888	27,717
Total liabilities, mezzanine equity and stockholders equity	$678,348	709,215
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Interest Income:
Loans	$6,702	$8,948
Mortgage-backed securities	397	586
Investment securities	110	64
Money market investments	25	21
Total interest income	7,234	9,619
Interest expense:
Deposits	1,006	1,517
Advances and other borrowed money	950	1,041
Total interest expense	1,956	2,558
Net interest income	5,278	7,061
Provision for loan losses	5,170	6,248
Net interest income after provision for loan losses	108	813
Non-interest income:
Depository fees and charges	721	757
Loan fees and service charges	278	221
Gain on sale of securities, net	—	24
Gain on sales of loans, net	1	3
New Market Tax Credit (“NMTC”) fees	—	812
Lower of cost or market adjustment on loans held for sale	(100)	—
Other	192	46
Total non-interest income	1,092	1,863
Non-interest expense:
Employee compensation and benefits	3,045	3,206
Net occupancy expense	932	977
Equipment, net	543	538
Consulting fees	90	219
Federal deposit insurance premiums	454	356
Other	2,230	2,168
Total non-interest expense	7,294	7,464
Loss before income taxes	(6,094)	(4,788)
Income tax benefit	(109)	(2,297)
Non Controlling interest, net of taxes	146	—
Net loss	$(6,131)	$(2,491)
Loss per common share:	$(2.51)	$(1.09)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three months ended June 30, 2011

(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2011	$18,980	$25	$27,026	$(569)	$4,038	$(21,464)	$(319)	$27,717
Net loss	—	—	—	—	—	(6,131)	—	(6,131)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—
Reclassification of gains included net of taxes	—	—	—	—	—	—	—	—
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	240	240
Comprehensive income (loss), net of taxes:	—	—	—	—	—	(6,131)	240	(5,891)
Transfer between Controlling and Non Controlling Interest	—	—	600	—	(600)	—	—	—
Accrued Preferred Dividends	—	—	96	—	—	(96)	—	—
Treasury stock activity	—	—	(3)	63	—	2	—	62
Balance—June 30, 2011	$18,980	$25	$27,719	$(506)	$3,438	$(27,689)	$(79)	$21,888
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(6,131)	$(2,491)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	5,170	6,248
Provision for REO losses	—	37
Stock based compensation expense	—	16
Depreciation and amortization expense	372	410
Amortization of intangibles	38	38
Loss from sale of real estate owned	—	8
Gain on sale of securities, net	—	(24)
Gain on sale of loans, net	(1)	(3)
Market adjustment on held for sale loans	100	—
Proceeds from sale of loans held-for-sale	3,125	—
(Increase) decrease in accrued interest receivable	(445)	(169)
(Increase) decrease in loan premiums and discounts and deferred charges	311	(129)
(Increase) decrease in premiums and discounts — securities	115	173
(Increase) decrease in other assets	(1,181)	(3,261)
Increase (decrease) in other liabilities	3,675	(106)
Net cash provided by operating activities	5,148	747
INVESTING ACTIVITIES
Purchases of securities:
Available-for-sale	(7,315)	(11,000)
Held-to-maturity	—	(7,970)
Proceeds from calls of AFS securities	3,000	—
Proceeds from principal payments, maturities and sales of securities:
Available-for-sale	1,117	9,890
Held-to-maturity	3,748	296
Originations of loans held-for-investment	(2,380)	(4,559)
Loans purchased from third parties	—	—
Principal collections on loans	20,846	23,662
Proceeds on sale of loans	—	1,171
Increase in restricted cash	(6,214)	—
Redemption of FHLB-NY stock	554	393
Additions to premises and equipment	(51)	(517)
Proceeds from sale of real estate owned	326	21
Net cash provided by investing activities	13,631	11,387
FINANCING ACTIVITIES
Net decrease in deposits	(69,076)	11,883
Net change in FHLB-NY advances and other borrowings	(11,070)	(11,007)
Increase in capital	51,432	—
Dividends paid	—	(237)
Net cash (used in) provided by financing activities	(28,714)	639
Net (decrease) increase in cash and cash equivalents	(9,935)	12,773
Cash and cash equivalents at beginning of period	44,077	38,347
Cash and cash equivalents at end of period	$34,142	$51,120
Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$240	$438
Transfers from loans held-for-investment to loans held-for-sale	$11,988	$—
Cash paid for-
Interest	$1,941	$2,500
Income taxes	$775	$995

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”), Alhambra Holding Corp, an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, Carver Federal Savings Bank (“CFSB”)Realty Corp, Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp, which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS issued these Orders based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital. The raising of additional capital to address the finding of inadequate capital may dilute the capital holdings of existing shareholders.

On June 29, 2011 the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible Series C preferred stock. The $55 million resulted in a $51.4 million increase in liquidity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company on June 30, 2011 to make a capital injection of $37 million in Carver Federal Savings Bank, the Company's wholly owned bank subsidiary, retaining the remainder of the net capital raised for future strategic purposes. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.

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
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2011 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, and the fair value of financial instruments. Management believes that prepayment assumptions on mortgage-backed securities and mortgage loans are appropriate and the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.
The Company has adjusted the presentation of restricted cash deposits in the Consolidated Statement of Financial Condition at June 30, 2011 to present restricted cash as a separate financial statement caption. The Company reported restricted cash in total cash and cash equivalents at March 31, 2011. The Company has recognized this adjustment in presentation as an investing activities cash flow in the Consolidated Statements of Cash Flows in the quarterly period ending June 30, 2011.
In addition, the Office of Thrift Supervision (“OTS”), Carver Federal’s regulator, as an integral part of its examination process, periodically reviews Carver Federal’s allowance for loan losses and, if applicable, real estate owned valuations. The OTS may require Carver Federal to recognize additions to the allowance for loan losses or additional write-downs of real estate owned based on their judgments about information available to them at the time of their examination. On July 21, 2011, the OTS was integrated into the Office of the Comptroller of the Currency ("OCC").
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

Allowance for Loan and Lease Losses
The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of Thrift Supervision on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
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

NOTE 3. LOSS PER SHARE
The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for years ended June 30 (in thousands):

	Three Months Ended June 30,
	2011	2010
Loss per common share — basic
Net loss	$(6,131)	$(2,491)
Less: Capital Purchase Program "CPP" Preferred Dividends	96	237
Dividends paid and undistributed (losses)/earnings allocated to participating securities	—	(22)
Net Loss Available to Common Shareholders	$(6,227)	$(2,706)
Weighted average common shares outstanding	2,485,815	2,482,740
Loss per common share	$(2.51)	$(1.09)
Diluted Loss per common share	N/A	N/A

There was no diluted amount per share reported in either period due to the losses incurred.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION
All stock-based compensation is recognized as an expense measured at the fair value of the award. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. There was no stock-based compensation expense recognized for the three months ended June 30, 2011 and for the period ended June 30, 2010 the Company recognized $16,000.
NOTE 5. BENEFIT PLANS
Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan. The benefits are based on each employee’s term of service through the date of curtailment. The plan was curtailed during the fiscal year ended March 31, 2001.

NOTE 6. COMMON STOCK DIVIDEND
As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. In accordance with the Cease and Desist Order Carver Federal entered into with the OTS, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury and have deferred Carver Statutory Trust I debenture interest payments. There are no assurances that the payments of dividends will resume.

NOTE 7. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders’ equity. At June 30, 2011, the Bank had no securities classified as trading. At June 30, 2011, $57.1 million, or 80.5% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $13.9 million or 19.5% were classified as held-to-maturity.
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2011 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$29,228	$222	$(36)	$29,414
Federal Home Loan Mortgage Corporation	1,817	15	—	1,832
Federal National Mortgage Association	4,097	—	—	4,097
Other	45	—	—	45
Total mortgage-backed securities	35,187	237	(36)	35,388
U.S. Government Agency Securities	19,039	4	(97)	18,946
U.S. Government Securities	2,799	8	—	2,807
Total available-for-sale	57,025	249	(133)	57,141
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	7,288	327	—	7,615
Federal Home Loan Mortgage Corporation	4,765	122	—	4,887
Federal National Mortgage Association	1,826	87	—	1,913
Total mortgage-backed securities	13,879	536	—	14,415
Other	—	—	—	—
Total held-to-maturity	13,879	536	—	14,415
Total securities	$70,904	$785	$(133)	$71,556

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2011 (in thousands):

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

The following table sets forth the unrealized losses and fair value of securities at June 30, 2011 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(36)	$5,435	$—	$—	$(36)	$5,435
Agencies	(97)	13,023	—	—	$(97)	$13,023
Total available-for-sale	$(133)	$18,458	$—	$—	$(133)	$18,458
Held-to-Maturity:
Mortgage-backed securities	$—	$334	$—	$—	$—	$334
Total held-to-maturity	$—	$334	$—	$—	$—	$334
Total securities	$(133)	$18,792	$—	$—	$(133)	$18,792

The following table sets forth the unrealized losses and fair value of securities at March 31, 2011 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(191)	$11,534	$—	$—	$(191)	$11,534
Agencies	(280)	17,235	—	—	(280)	17,235
Total available-for-sale	$(471)	$28,769	$—	$—	$(471)	$28,769
Held-to-Maturity:
Mortgage-backed securities	—	345	—	—	—	345
Total held-to-maturity	$—	$345	$—	$—	$—	$345
Total securities	$(471)	$29,114	$—	$—	$(471)	$29,114
A total of ten available for sale securities had an unrealized loss at June 30, 2011 compared to sixteen at March 31, 2011, based on estimated fair value. There was one security in the held to maturity portfolio which had an insignificant unrealized loss in both periods. The majority of the securities in an unrealized loss position were mortgage backed securities and agency securities, which represented 29.4% and 70.6% of total securities which had an unrealized loss at June 30, 2011, respectively. The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings when there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. At June 30, 2011, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2011, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
Less than one year	998	999	0.22%
One through five years	12,971	12,970	1.04%
Five through ten years	10,573	10,488	1.88%
After ten years	32,438	32,639	2.79%
	56,980	57,096	2.18%

Held-to-maturity:
Five through ten years	271	284	4.31%
After ten years	13,266	13,788	3.97%
	13,537	14,072	3.98%

NOTE 8. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real-Estate, Construction, Business, Small Business Administration & Consumer and Other Loans.
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
The General Allowance for Pass rated loans and Criticized and Classified loans is determined in accordance with ASC Topic 450 whereby management evaluates the risk of loss potential of pools of loans which are segmented by loan type and then by risk rating. The loan types include; i) One-to-Four family mortgages, ii) Multifamily, iii) Commercial Real Estate, iv) Construction, v) Business, vi) Small Business Administration, and vii) Consumer and other loans.
To determine the balance of the ALLL, management evaluates the risk of potential loss to these pools of pass rated or criticized and classified loans, which are risk rated special mention, substandard or doubtful. This analysis is based upon a review of 10 different factors that are then applied to the pools of loans. The first factor utilized is actual historical loss experience by loan type expressed as a percentage of the average outstanding of all loans within the loan type over the prior four quarters. Because actual loss experience alone may not adequately predict the level of losses embedded in a portfolio, management also reviews nine qualitative factors to determine if reserves should be increased based upon any of those factors. These nine factors are reviewed and analyzed for each loan type and each risk rating. The lower the risk rating, the greater the risk for potential loss.
The Specific Allowance for Classified loans is determined in accordance with ASC Topic 310 which is the primary basis for individually determining if a loan is impaired, and if impaired, valuing the impairment amount of specific loans whose collectability is questionable. The standard requires the use of one of the following three approved methods to estimate the amount to be reserved and/or charged off: i) the present value of expected future cash flow discounted at the loan’s effective interest rate, ii) the loan’s observable market price, or iii) the fair value of the collateral if the loan is collateral dependent.
Classified loans with at risk balances of $1 million or more are identified and reviewed for individual evaluation for impairment. Carver also performs an impairment analysis on all trouble debt restructurings (“TDRs”). If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined not to be impaired, it is then placed in the appropriate pool of Classified loans to be evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent, in which case the loan balance is written down, or if it is other than permanent, the Bank establishes a specific valuation reserve that is included in the total ALLL. Also, in accordance with guidance, if there is no impairment amount, no reserve is established for the loan.
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

The following is a summary of loans receivable, net of allowance for loan losses at June 30, 2011 and March 31, 2011 (dollars in thousands).

	June 30, 2011		March 31, 2011
	Amount	Percent	Amount	Percent
Gross loans receivable: (1)
One- to four-family	$81,462	14.43%	$82,061	14%
Multifamily	121,628	21.55%	123,791	21%
Commerical real estate	241,697	42.81%	252,991	43%
Construction	68,291	12.10%	78,055	13%
Business	50,141	8.88%	53,248	9%
Consumer and other (2)	1,297	0.23%	1,349	—%
Total loans receivable	564,516	100.00%	591,495	100.00%
Add:
Premium on loans	116		120
Less:
Deferred fees and loan discounts	(2,414)		(2,107)
Allowance for loan losses	(23,764)		(23,147)
Total loans receivable, net	538,454		566,361

(1)	Includes loans held for sale of $14.1 million, $2.1 million and $1.9 million in the multifamily, commercial real estate and construction loan portfolios respectively, at June 30, 2011.
Includes $9.2 million loans held for sale in the multifamily loan portfolio at March 31, 2011.

(2)	Includes personal, credit card, and home improvement.
Substantially all of the Bank’s real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the market conditions in this area.

The following is an analysis of the allowance for loan losses and loans receivable as of and for the three month period ended June 30, 2011 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	2,923	6,223	3,999	6,944	2,965	93	23,147
Charge-offs:	20	2,408	19	2,124	—	—	4,571
Recoveries:	—	—	2	—	16	—	18
Provision for Loan Losses	(77)	3,684	733	1,210	(372)	(8)	5,170
Ending Balance	2,826	7,499	4,715	6,030	2,609	85	23,764
Ending Balance: collectively evaluated for impairment	2,220	6,516	3,903	4,250	2,468	85	19,442
Ending Balance: individually evaluated for impairment	606	983	812	1,780	141	—	4,322
Loan Receivables Ending Balance:	81,394	107,376	238,079	66,368	49,636	1,297	544,150
Ending Balance: collectively evaluated for impairment	70,110	100,383	227,614	34,026	43,582	1,297	477,012
Ending Balance: individually evaluated for impairment	11,284	6,993	10,465	32,342	6,054	—	67,138

The following is an analysis of the allowance for loan losses as of and for the three month period ended June 30, 2010 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$1,094	$1,566	$2,613	$4,059	$2,208	$60	400	$12,000
Charge-offs:	539	—	134	1,154	871	—	—	2,698
Recoveries:	—		—	—	4	5		9
Provision for Loan Losses	(916)	(634)	(181)	(3,814)	(1,118)	22	400	(6,241)

Ending Balance	$1,471	$2,200	$2,660	$6,719	$2,459	$43		$15,552

The following is an analysis of the loan receivables as of March 31, 2011 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Ending Balance: collectively evaluated for impairment	2,316	5,510	3,840	4,379	2,832	93	18,970
Ending Balance: individually evaluated for impairment	607	713	159	2,565	133	—	4,177

Loan Receivables Ending Balance :	81,988	123,571	242,317	78,017	53,060	1,350	580,303

Ending Balance: collectively evaluated for impairment	70,679	116,064	233,697	41,454	46,789	1,350	510,033
Ending Balance: individually evaluated for impairment	11,309	7,507	8,620	36,563	6,271	—	70,270

The following is a summary of non-performing loans at June 30, and March 31, 2011 (in thousands).

	June 30, 2011	March 31, 2011
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One- to four-family	$16,421	$15,993
Multifamily	9,307	6,786
Commercial real estate	25,893	10,078
Construction	54,425	37,218
Business	9,159	7,289
Consumer	22	42
Total non-accrual loans	115,227	77,406

Non-performing loans totaled $115.2 million at June 30, 2011 versus $77.4 million at March 31, 2011. Non-performing loans at June 30, 2011, were comprised of $84.5 million of loans 90 days or more past due and non-accruing, $9.8 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $20.9 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
Non-performing loans at March 31, 2011, were comprised of $48.8 million of loans 90 days or more past due and non-accruing, $4.9 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $23.8 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

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

As of June 30, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	97,940	187,037	4,440	34,095
Special Mention	1,669	14,183	18,103	4,102
Substandard	775	26,394	11,482	5,297
Doubtful	—	—	—	88
Total	$100,384	$227,614	$34,025	$43,582

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	64,973	1,275
Non-Performing	16,421	22
Total	$81,394	$1,297

As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows

(in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	110,837	199,581	—	39,017
Special Mention	2,126	8,726	25,105	3,857
Substandard	3,101	25,099	16,349	3,787
Doubtful	—	291	—	128
Total	116,064	233,697	41,454	46,789

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	65,995	1,308
Non-Performing	15,993	42
Total	81,988	1,350

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2011. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current	Total Financing Receivables
One-to-four family residential	—	1,855	5,314	7,169	—	11,107	63,118	$81,394
Multi-family mortgage	—	868	5,833	6,701	3,276	198	97,201	107,376
Commercial real estate	—	1,659	18,932	20,591	439	6,521	210,528	238,079
Construction	—	—	47,201	47,201	4,998	2,226	11,943	66,368
Business	—	2,600	7,213	9,813	1,099	848	37,876	49,636
Consumer and other	6	15	22	43	—		1,254	1,297
Total	$6	$6,997	$84,515	$91,518	$9,812	$20,900	$421,920	$544,150

(1)	Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

(2)
$0.4 million is a TDR loan that has performed in accordance with its modified terms for at least six months and is considered performing. $20.5 million have not performed in accordance with their modified terms for more than six months and are considered non performing.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2011. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$4,852	$601	4,859	10,312	—	11,134	60,542	81,988
Multi-family mortgage	6,866	—	5,452	12,318	1,135	200	109,918	123,571
Commercial real estate	12,360	5,457	3,095	20,912	442	6,541	214,422	242,317
Construction	19,509	—	32,158	51,667	923	4,137	21,290	78,017
Business	7,981	117	3,175	11,273	2,362	1,752	37,673	53,060
Consumer and other	15	37	42	94	—	—	1,256	1,350
Total	51,583	6,212	48,781	106,576	4,862	23,764	445,101	580,303

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
$23.9 million have not performed in accordance with their modified terms for more than six months and are considered non performing. Currently they are represented in the following TDR categories:
$17.6 million loans are non accrual as they are not performing in accordance with their modified terms
$5.8 million are 30-59 days past due.
$0.5 million loans are 60-89 days past due.

The following table presents the recorded investment and unpaid principal balances for impaired loans and TDR loans ($20.9 million) with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

Impaired Loans by Class
As of and for the three month period ended June 30, 2011
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	3,816	3,933		3,855	23
Multi-family mortgage	198	198		2,488	12
Commercial real estate	5,265	5,265		10,695	4
Construction	19,692	22,655		20,641	325
Business	4,434	4,434		4,569	72
Consumer and other	—	—		—	—
Total	33,405	36,485		42,248	436

With an allowance recorded:
One-to-four family residential	7,468	8,140	606	7,434	34
Multi-family mortgage	6,794	7,924	983	7,304	65
Commercial real estate	5,200	5,665	812	5,215	35
Construction	12,650	17,337	1,780	14,013	—
Business	1,620	1,830	141	1,688	8
Consumer and other	—	—
Total	33,732	40,896	4,322	35,654	142

One-to-four family residential	11,284	12,073	606	11,289	57
Multi-family mortgage	6,992	8,122	983	9,792	77
Commercial real estate	10,465	10,930	812	15,910	39
Construction	32,342	39,992	1,780	34,654	325
Business	6,054	6,264	141	6,257	80
Consumer and other	—	—	—	—	—
Total	67,137	77,381	4,322	77,902	578

	Impaired Loans by Class
	As of March 31, 2011
	(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	3,752	3,869
Multi-family mortgage	814	844
Commercial real estate	5,266	5,266
Construction	12,567	14,602
Business	4,651	4,651
Consumer and other	—	—
Total	27,050	29,232

With an allowance recorded:
One-to-four family residential	7,557	8,209	607
Multi-family mortgage	6,693	7,108	713
Commercial real estate	3,354	3,800	159
Construction	23,996	27,486	2,565
Business	1,620	1,830	133
Consumer and other	—	—
Total	43,220	48,433	4,177

One-to-four family residential	11,309	12,078	607
Multi-family mortgage	7,507	7,922	713
Commercial real estate	8,620	9,066	159
Construction	36,563	42,088	2,565
Business	6,271	6,481	133
Consumer and other	—	—
Total	70,270	77,635	4,177

NOTE 9. INCOME TAXES
The components of income tax expense for the three months ended June 30, 2011 are as follows (in thousands):

June 30, 2011
Federal income tax expense (benefit):
Current	$(1)
Deferred	(1,986)
Valuation Allowance	1,840
(147)
State and local income tax expense (benefit):
Current	38
Deferred	(445)
Valuation Allowance	445
38

Total income tax benefit:	$(109)
The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the three months ended June 30, 2011 (dollars in thousands):

	June 30, 2011
	Amount	Percent
Statutory Federal income tax	$(2,121)	34%
State and local income taxes, net of Federal tax benefit	(268)	4%
General business credit	(8)	—%
Valuation allowance	2,284	(37)%
Other	3	—%
Total income tax expense	$(109)	2%
Carver Federal stockholders’ equity includes a $0.1 million tax benefit for the period ended June 30, 2011, which has been segregated for federal income tax purposes as a bad debt reserve.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at June 30, 2011 and March 31, 2011 are as follows (in thousands):

	June 30, 2011	March 31, 2011
Deferred Tax Assets:
Allowance for loan losses	$7,432	$7,253
Deferred loan fees	567	601
Compensation and benefits	—	—
Non-accrual loan interest	2,969	2,556
Capital loss carryforward	—	—
Purchase accounting adjustment	202	186
Net operating loss carry forward	1,923	121
New markets tax credit	6,875	6,867
Depreciation	511	511
Minimum pension liability	110	110
Market value adjustment on HFS loans	931	893
Other	226	216
Unrealized gain on available-for-sale securities	—	1
Total Deferred Tax Assets	21,746	19,315
Deferred Tax Liabilities:
Income from affiliate	445	445
Unrealized gain on available-for-sale securities	146	—
Total Deferred Tax Liabilities	591	445
Valuation Allowance	(21,155)	(18,870)
Net Deferred Tax Assets	$—	$—
Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. A valuation allowance of $18.9 million was recorded during fiscal year 2011 as management concluded that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. The change in valuation allowance for the quarter ended June 30, 2011 amounted to $2.3 million due to a reduction in the recognized deferred tax asset for the corresponding period.

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company has filed an extension for its tax return for the fiscal year ended March 31, 2011 and has not yet determined the potential tax attributes that may be subject to limitation under section 382. However, based on information available as of the ownership change date the Company anticipates a substantial portion of the tax attributes to be available over the life of such attributes.

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

NOTE 10. FAIR VALUE MEASUREMENTS
Accounting literature ASC 820 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2011 and March 31, 2011, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$611	$611
Investment securites:
Available for sale:
U.S. Treasuries	2,807			$2,807
Government National Mortgage Association		$29,414	—	$29,414
Federal Home Loan Mortgage Corporation		1,832	—	1,832
Federal National Mortgage Association		4,097	—	4,097
Other		18,946	45	18,991
Total available for sale securities	$2,807	$54,289	$45	$57,141
Total assets	$2,807	$54,289	$656	$57,752

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$626	$626
Investment securites:
Available for sale:
U.S. Treasuries	2,544			2,544
Government National Mortgage Association		30,197		30,197
Federal Home Loan Mortgage Corporation	—	1,851	—	1,851
Federal National Mortgage Association	—	4,223		4,223
Other	—	14,691	45	14,736
Total available for sale securities	$2,544	$50,962	$45	$53,551
Total assets	$2,544	$50,962	$671	$54,177
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at June 30, 2011 and March 31, 2011.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2011 and 2010:

	Mortgage Servicing	Securities Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2011	626	45
Activities:	—	—
Unrealized gain (loss)	(15)	—
Ending balance, June 30, 2011	$611	$45

	Mortgage Servicing	Securities Available for
(in thousands)	Rights	Sale
Beginning April 1, 2010	721	141
Additions		(96)
Unrealized gain	(99)	—
Ending balance, June 30, 2010	622	45
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2011 and March 31, 2011 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at June 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Held For Sale Loans	$—	$18,068	$—	$18,068
Impaired loans with a specific reserve allocated	$—	$29,410	$—	$29,410

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Held For Sale Loans	$—	$9,205	$—	$9,205
Impaired loans with a specific reserve allocated	$—	$38,962	$—	$38,962
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended June 30, 2011 was based upon offered purchase prices, broker price opinions, appraisals or discounted cash flows.
The fair value of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.
NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
According to current GAAP, disclosures regarding the fair value of financial instruments are required to include, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. Accounting guidance defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is discussed below. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The estimated fair values and carrying values of the Bank’s financial instruments and estimation methodologies are set forth below:
The carrying amounts and estimated fair values of the Bank’s financial instruments at June 30, 2011 and March 31, 2011 are as follows (in thousands):

	June 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$34,142	$34,142	$44,077	$44,077
Restricted Cash	6,214	6,214	—	—
Securities available-for-sale	57,141	57,141	53,551	53,551
FHLB Stock	2,799	2,807	3,353	3,353
Securities held-to-maturity	13,879	14,415	17,697	18,124
Loans receivable	520,386	528,506	557,156	572,059
Loans Held For Sale	18,068	18,068	9,205	9,205
Accrued interest receivable	2,409	2,409	2,854	2,854
Mortgage servicing rights	611	611	626	626
Financial Liabilities:
Deposits	$491,623	$472,638	$560,698	$536,046
Advances from FHLB of New York	39,049	39,358	50,057	50,372
Repurchase agreement	30,000	30,352	30,000	29,970
Other borrowed money	32,522	31,428	32,471	30,895
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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of June 30, 2011 and March 31, 2011. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred rights to an investor in a NMTC project totaling $19.2 million, of which $19.0 million was a qualified equity investment, and recognized a gain on the transfer of rights of $1.7 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-10.  For financial reporting purposes, the $19.2 million transfer of rights to an investor in a NMTC project was reflected in the other assets and the minority interest sections of the balance sheet as the entity to which the rights were transferred was required to be consolidated under the then existing accounting guidance based on an evaluation of certain contractual arrangements between the Bank and the investor. In fiscal 2009, following certain amendments to the agreement between CCDC and the investor that resulted in a reconsideration event, the Bank deconsolidated the entity for financial statement reporting purposes. However, under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.4 million. At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities through which its investments in NMTC eligible activities are conducted.   As the Bank is exposed to all of the expected losses and residual returns from these investments the Bank is deemed the primary beneficiary. Accordingly, all of these special purpose entities were consolidated in the Bank's Statement of Financial Condition as of June 30, 2011 and 2010 resulting in the consolidation of assets of approximately $39 million and $40 million, respectively. During December 2010 Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash. Since Carver continues to be exposed to the majority of the variability associated with the entities, management has determined that Carver continues to be the primary beneficiary of the entities. As a result, the CDEs have been consolidated and the investor's equity investment of $6.7 million has been reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new market tax credit on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $7.8 million. At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidelines related to accounting for contingencies.
In May 2009, the Bank received an additional NMTC award in the amount of $65 million.
In December 2009, the Bank transferred rights to an investor in a NMTC project totaling $10.5 million of the second NMTC award and recognized a gain on the transfer of rights of $0.5 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-13. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NTMC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.1 million.  At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In March 2010, the Bank transferred rights to investors in NMTC projects totaling $20.5 million and recognized a gain on the transfer of rights of $0.5 million. The Bank received additional income of $0.4 million when the project closings were finalized in March 2011. The Bank was required to maintain a 0.01% interest in each of the newly created entities with the investor owning the remaining 99.99%. The entities were called CDE-15, CDE-16 and CDE-17. These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be consolidating entities for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance.  The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The maximum possible loss to Carver from such an arrangement is approximately $8.0 million.  At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $10.0 million of the second NMTC award and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-14. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $3.9 million.  At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In June 2010, the Bank transferred rights to an investor in a NMTC project totaling $8.7 million and recognized a gain on the transfer of rights of $0.4 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-18. In December 2010, the Bank transferred the remaining $4.6 million rights to an investor in the same NMTC project and recognized a gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $5.2 million.  At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In August 2010, the Bank transferred rights to an investor in a NMTC project totaling $6.6 million and recognized a gain on the transfer of rights of $0.3 million. The Bank was required to maintain a 0.01% interest in the entity with the investor owning the remaining 99.99%. The entity was called CDE-19. In December 2010, the Bank transferred the remaining $4.1 million rights to an investor in the same NMTC project and recognized an additional gain of $0.2 million. This entity has been reviewed for possible consolidation under the accounting guidance related to variable interest entities and found to not be a consolidating entity for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The maximum possible loss to Carver from such an arrangement is approximately $4.2 million.  At June 30, 2011, Carver has not recorded any liability with respect to this obligation in accordance with accounting guidance related to accounting for contingencies.

In February 2011, the Bank announced that it had been selected to receive a third NMTC award in the amount of $25 million.

NOTE 13. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS

Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were adopted by 'The Company' on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for 'the Company' on April 1, 2010. In May 2011, the FASB issued guidance which results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statement of condition or results of operations.

ASU No. 2010-18, “Receivables (Topic 310)-Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” codifies the consensus reached by the Emerging Issues Task Force (“EITF”) that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU No. 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU No. 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with evidence of credit deterioration. The new guidance did not to have a material impact on the Company's consolidated financial statements.

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

In April 2011, the FASB issued a revision to earlier guidance for accounting for troubled debt restructurings (ASU 2011-02). The ASU clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:
•Creditors cannot assume that debt extensions at or above a borrower's original contractual rate do not constitute troubled debt restructurings.
•If a borrower doesn't have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.
•A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered probable in the foreseeable future.

The guidance will be effective for the for interim and annual periods ending on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after April 1, 2011. The Company is currently evaluating the potential impact of adopting the ASU.

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

In April 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to this guidance remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by this new guidance. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statement of condition or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company is currently evaluating the potential impact of adopting the ASU.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS issued these Orders based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital. The raising of additional capital to address the finding of inadequate capital may dilute the capital holdings of existing shareholders.

•
general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or expensive than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management; and

•	the ability to realize cost efficiencies.
Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company or management makes may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company’s future performance, see “(Part I. Financial Information) Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “(Part II. Other information) Item 1A — Risk Factors.
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
Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the OTS following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $678 million in assets as of June 30, 2011 and employed approximately 135 employees as of June 30, 2011.

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

Recognition of the Bank's $59.0 million NMTC award began in December 2006 when the Bank invested $29.5 million, one-half of its $59 million award.  In December 2008, the Bank invested an additional $10.5 million and transferred rights to $19.2 million to an investor in a NMTC project.  The Bank's NMTC allocation was fully invested as of December 31, 2008. In December 2010, the Company divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purposes entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interests. In addition, Carver still provides the funding to the underlying projects. The $6.7 million investor equity was classified as non-controlling interest in the Statement of Financial Condition. At June 30, 2011 the balance of non-controlling interest was $3.4 million.

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

Critical Accounting Policies
Note 2 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2011 included in its 2011 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodology for determining the allowance for loan losses, the evaluation of realization of deferred tax assets and the fair value of financial instruments involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2011 Form 10-K.
Allowance for Loan Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of Thrift Supervision on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310.  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.

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

Criticized and Classified loans with at risk balances of $1 million or more and loans below $1 million that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  Carver also performs impairment analysis for all trouble debt restructuring (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

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

Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of another-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2011, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company has filed an extension for its tax return for the fiscal year ended March 31, 2011 and has not yet determined the potential tax attributes that may be subject to limitation under section 382. However, based on information available as of the ownership change date the Company anticipates a substantial portion of the tax attributes to be available over the life of such attributes.

Stock Repurchase Program
On August 6, 2002, the Holding Company announced a stock repurchase program to repurchase up to 231,635 shares of its outstanding common stock. As of June 30, 2011, 176,174 shares of its common stock have been repurchased in open market transactions at an average price of $15.72 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended June 30, 2011. As a result of the Company’s participation in the Trouble Asset Relief Program Capital Purchase Program (“TARP CPP”) (Series B) and Community Development Capital Initiative (“CDCI”) (Series B), the U.S. Treasury’s prior approval is required to make further repurchases.
Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2011.
While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors. Carver Federal’s several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of June 30, 2011.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $11.1 million during the first quarter of fiscal year 2012 primarily as a result of the bank utilizing excess liquidity to paydown its maturing borrowings. At June 30, 2011, the Bank had $83.1 million in borrowings with a weighted average rate of 3.32% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB —NY has limited new borrowings to a tenor of thirty days. At June 30, 2011, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $86 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At June 30, 2011 and 2010, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $27.9 million  and $51.1 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three month period, ended June 30, 2011 total cash and cash equivalents decreased $9.9 million reflecting cash used in financing activities of $28.7 million, cash provided by operating activities of $5.1 million, and cash provided by investing activities of $13.6 million.
Net cash used in financing activities was $28.7 million, primarily resulting from decreases in deposits of $69.1 million and the maturity of a fixed-rate note of $11.0 million in the first quarter. These decreases were offset by the inflow of $51.4 million from the capital raise on June 29, 2011. Net cash used provided by operating activities during this period was $5.1 million and was primarily the result of an increase in provision for loan losses offset by an increase in other assets and proceeds received on those held for sale loans sold during the period. Net cash provided by investing activities was $13.6 million and was primarily the result of loan pay downs and payoffs of $20.8 million offset by $6.2 million of restricted cash posted as collateral.
The OTS requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at June 30, 2011 (dollars in thousands):

	Tier 1 Core Capital	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at June 30, 2011	$70,023	$70,023	$70,023
Add:
General valuation allowances	—	—	6,429
Qualifying subordinated debt	—	—	5,000
Other	234	234	234
Deduct:
Unrealized gains on securities available-for-sale, net	155	155	155
Goodwill and qualifying intangible assets, net	38	38	38
Regulatory Capital	$70,064	$70,064	$81,493
Minimum Capital requirement	10,168	27,114	40,103
Regulatory Capital Excess	$59,896	$42,950	$41,390
Capital Ratios	10.34%	13.98%	16.26%
Bank Regulatory Matters
As previously announced on February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS is issuing these Orders based upon its findings that the

Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital. On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. In addition, the Company downstreamed $37 million to Carver Federal Savings Bank, the Company's wholly owned bank subsidiary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulator capital levels. Carver's capital level now exceeds regulatory requirements, with a Tier 1 leverage capital ratio of 10.34% versus the required 9% and total risk-based capital ratio of 16.26% versus the required 13%.
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

Comparison of Financial Condition at June 30, 2011 and March 31, 2011
Assets
At June 30, 2011, total assets decreased $30.9 million or (4.4)% to $678.3 million compared to $709.2 million at March 31, 2011. Cash and cash equivalents decreased $9.9 million, investment securities decreased $0.2 million, total loans receivable decreased $36.2 million, and the allowance for loan losses decreased $0.6 million. These increases were partially offset by loans held for sale which increased by $8.9 million and other assets increased $2.3 million.
Cash and cash equivalents decreased $9.9 million, or (22.5)% to $34.1 million at June 30, 2011 compared to $44.1 million at March 31, 2011. This decrease was primarily driven by the repayment of institutional deposits totaling $61 million and the repayment of the maturing borrowing of $11 million offset by the capital raise inflow of $55 million and net loan payoffs, pay downs and sales of $22 million.
Investment securities is flat at $71.0 million at June 30, 2011 compared to $71.2 million at March 31, 2011. This change reflected an increase of $3.6 million in available-for-sale securities and a $3.8 million decrease in held-to-maturity securities as the Company reinvested cash flows from held to maturity securities back in to the available for sale portfolio.
Net loans receivable decreased $36.8 million or (6.6)% , to $520.4 million at June 30, 2011 compared to $557.2 million at March 31, 2011. Principal repayments across all loan classifications contributed to the majority of the decrease, with the largest impact from Commercial Real Estate, Construction and Business loans. Additionally $8.9 million of loans were transferred from held for investment to held for sale as the Company works down its problem loans.

Liabilities and Stockholders’ Equity
Total liabilities decreased $76.5 million, or (11.2)%, to $605.0 million at June 30, 2011 compared to $681.5 million at March 31, 2011. The decrease in total liabilities is primarily due to the decline in total deposits of $69.1 million and the maturity of one fixed-rate notes from the FHLB-NY totaling $11.1 million.
Deposits decreased $69.1 million or (12.3)%, to $491.6 million at June 30, 2011 compared to $560.7 million at March 31, 2011. Certificates of deposit and NOW balances have declined due to repayments of institutional deposits.
Advances from the FHLB-NY and other borrowed money decreased $11.1 million , or (9.8)%, to $101.6 million at June 30, 2011 compared to $112.6 million at March 31, 2011. The decrease was the result of the maturity of a fixed-rate notes in July 2010 ($11.0 million).
Total stockholders’ equity increased $45.6 million, or 164.5%, to $73.3 million at June 30, 2011 compared to $27.7 million at March 31, 2011. The key component of this increase was a $55 million capital raise closed on June 29, 2011 as previously reported in the Form 8-K filed with the Securities and Exchange Commission on June 29, 2011. The increase in stockholders' equity from the capital raise was partially offset by expenses of approximately $3.6 million related to the capital raise and the net loss for the quarter of $6.1 million.
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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.The Bank also has a commitment to fund an investment related to a private equity partnership. See the table below for the Bank’s outstanding lending commitments and contractual obligations at June 30, 2011.
The following table reflects the outstanding commitments as of June 30, 2011 (in thousands):

Commitments to fund construction mortgage loans	$4,732
Commitments to fund commercial and consumer loans	75
Lines of credit	5,708
Letters of credit	144
Commitment to fund Private Equity investment	500
$11,159

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010
Overview
The Company reported a net loss of $6.1 million for the first quarter of fiscal 2012 compared to net loss of $2.5 million for the first quarter of fiscal 2011. Net loss per share for the quarter was $2.51 compared to net loss per share of $1.09 for the first quarter of fiscal 2011. The net loss is primarily the result of $5.2 million in provision for loan losses which is $1.1 million less than the provision set aside in the prior year quarter.
The following table reflects selected operating ratios for the three months ended June 30, 2011 and 2010:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended June 30,
Selected Financial Data:	2011	2010
Return on average assets (1)	(3.52)%	(1.22)%
Return on average equity (2)	(84.16)%	(13.91)%
Net interest margin (3)	3.19%	3.89%
Interest rate spread (4)	2.90%	3.78%
Efficiency ratio (5)	114.50%	83.64%
Operating expenses to average assets (6)	4.19%	3.67%
Average equity to average assets (7)	4.18%	8.80%
Average interest-earning assets to average interest-bearing liabilities	1.24x	1.08x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.
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
Net interest income decreased $1.8 million to $5.3 million compared to $7.1 million for the prior year quarter. The variance was predominantly in interest income which declined $2.4 million partially offset by a decrease in interest expense of $0.6 million.
The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three months ended June 30, 2011 and 2010. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$580,145	$6,702	4.62%	$657,443	$8,948	5.44%
Investment securities	71,365	455	2.55%	62,925	620	3.94%
Equity securities (2)	3,339	72	8.63%	4,009	46	4.59%
Other investments and federal funds sold	7,107	5	0.28%	1,368	5	1.58%
Total interest-earning assets	661,956	7,234	4.37%	725,745	9,619	5.30%
Non-interest-earning assets	34,774			88,541
Total assets	$696,730			$814,286
Interest Bearing Liabilities:
Deposits:
Now demand	$27,081	11	0.16%	$42,096	31	0.30%
Savings and clubs	107,389	70	0.26%	116,141	73	0.25%
Money market	67,648	169	1.00%	70,814	223	1.26%
Certificates of deposit	214,510	744	1.39%	316,975	1,177	1.49%
Mortgagors deposits	2,863	12	1.68%	3,173	13	1.64%
Total deposits	419,491	1,006	0.96%	549,199	1,517	1.10%
Borrowed money	112,514	950	3.38%	124,542	1,041	3.34%
Total interest-bearing liabilities	532,005	1,956	1.47%	673,741	2,558	1.52%
Non-interest-bearing liabilities:
Demand	128,292			60,322
Other liabilities	7,293			8,601
Total liabilities	667,590			742,664
Minority Interest	—			—
Stockholders’ equity	29,140			71,622
Total liabilities & stockholders’ equity	$696,730			$814,286
Net interest income		$5,278			$7,061
Average interest rate spread			2.90%			3.78%
Net interest margin			3.19%			3.89%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

Interest Income
Interest income decreased $2.4 million to $7.2 million for the quarter ended June 30, 2011 compared to $9.6 million for the prior year period. The change in interest income was primarily the result of a decrease in interest income on loans of  $2.2 million and a decline in the interest income on mortgage-backed securities of $0.2 million. Interest income decreased $2.4 million in the first quarter, compared to the prior year quarter, due to the decrease in yields on interest bearing asset and the decrease in the average balance of interest earning assets. $1.4 million of the decrease in interest income was due to the lower yields and $1.0 million was due to the decrease in the average balances. The average yield on investment securities decreased 139 basis points to 2.55% from 3.94% as new securities purchased to replace securities called and pay downs in the portfolio carried lower rates. The average yield on loans decreased 82 basis points to 4.62% from 5.44% due to the growth in non-accrual loans. The decline in average loans was the result of management's efforts to reduce the level of non-performing loans, the majority of which are real estate loans. It is anticipated that the reduction in real estate loans will continue over the next several quarters until troubled debt resolutions are complete and the Company's concentration in real estate assets meets regulatory guidelines. The current low interest rate environment combined with elevated levels of non-performing assets and a reduction in interest earning assets continues to constrain net interest income.
Interest Expense
Interest expense decreased by $0.6 million, or 23.5%, to $2.0 million for the first quarter, compared to $2.6 million for the prior year quarter. The decrease was primarily due to a decline in deposit interest expense of $0.5 million. The decrease in interest expense reflects a 5 basis point decrease in the average cost of interest-bearing liabilities to 1.47% for the first quarter, compared to an average cost of 1.52% for the prior year period. The decrease in the average cost of interest bearing liabilities was primarily due to the continued downward re-pricing of certificates of deposits and the deleveraging of the Certificate of Deposit Account Registry Service "CDARS" portfolio.
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
The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
The following table summarizes the activity in the ALLL for the three month period ended June 30, 2011 and fiscal year-end March 31, 2011 (dollars in thousands):

	Three Months Ended June 30, 2011	Fiscal Year Ended March 31, 2011
Beginning Balance	23,147	12,000
Less: Charge-offs	(4,571)	(16,019)
Add: Recoveries	18	52
Provision for Loan Losses	5,170	27,114
Ending Balance	$23,764	$23,147
Ratios:
Net charge-offs to average loans outstanding	0.78%	2.54%
Allowance to total loans	4.37%	3.99%
Allowance to non-performing loans	20.62%	29.90%
The Bank recorded a $5.2 million provision for loan losses in the quarter ended June 30, 2011 compared to $6.2 million for the prior year period. The increased provision is in response to the Company’s current levels of delinquencies and non-performing loans and the uncertainty caused by the uneven economic recovery in the real estate market and the New York City economy. At June 30, 2011, non-performing loans totaled $115.2 million, or 17.02% of total assets compared to $77.4 million or 10.99% of total assets at March 31, 2011. The ALLL was $23.8 million at June 30, 2011, which represents a ratio of the ALLL to non-performing loans of 20.62% compared to 29.90% at March 31, 2011. The ratio of the ALLL to total loans was 4.37% at June 30, 2011 up from 3.99% at March 31, 2011.

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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2011, loans classified as a TDR totaled $21.3 million.
At June 30, 2011, non-performing assets totaled $115.5 million, or 17.02%, of total assets compared to $78.0 million, or 10.99%, of total assets at March 31, 2011. The increase in non-performing loans impacted all loan types except consumer loans, with the largest increase in construction and commercial loans. Uncertainty still remains with respect to the timing of a sustained economic recovery which may affect the ability of borrowers to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):
CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
(In thousands)

	June	March	December	September	June
	2011	2011	2010	2010	2010
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$16,421	$15,993	$16,290	$14,583	$14,320
Multifamily	9,307	6,786	14,076	14,103	16,923
Non-residential	25,893	10,078	12,231	11,189	13,249
Construction	54,425	37,218	40,060	36,145	34,792
Business	9,159	7,289	7,471	3,699	7,031
Consumer	22	42	20	37	15
Total non-accrual loans	115,227	77,406	90,148	79,756	86,330
Other non-performing assets (2):
Real estate owned	237	564	—	19	1
Total other non-performing assets	237	564	—	19	1
Total non-performing assets (3)	$115,464	$77,970	$90,148	$79,775	$86,331
Accruing loans contractually past due > 90 days (4)	—	—	—	1,765	478
Non-performing loans to total loans	21.18%	13.34%	14.97%	12.88%	13.34%
Non-performing assets to total assets	17.02%	10.99%	12.12%	10.57%	10.74%

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
Subprime Loans
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At June 30, 2011, the Bank had $8.0 million in subprime loans, or 1.5%, of its total loan portfolio of which $4.9 million are non-performing loans.
Non-Interest Income
Non-interest income decreased $0.8 million, or (41.4)%, to $1.1 million for the first quarter, compared to $1.9 million for the prior year period. The decrease is primarily due to non-recurring fees that were earned on New Market Tax Credit (NMTC) transactions in the prior period.
Non-Interest Expense
Non-interest expense decreased $0.2 million, or (2.3)%, to $7.3 million compared to $7.5 million for the prior year period. The decline is primarily due to lower consulting fees and a reduction in employee compensation expenses incurred in the current period.

Income Tax Benefit
The income tax benefit was $0.1 million for the quarter ended June 30, 2011 compared to an income tax benefit of $2.3 million for the prior year period. The benefit for the three month period ending June 30, 2011 is primarily related to loan write-offs taken in the quarter.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2011 in Item 7A of the Company’s 2011 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at June 30, 2011 compared to March 31, 2011.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2011, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Controller (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

As of June 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of June 30, 2011 is effective using these criteria.

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

From time to time, Carver Federal is a party to various legal proceedings incident to its business.  Certain claims, suits, complaints and investigations (collectively “proceeding”) involving Carver Federal, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing Carver Federal in these proceedings, that it has meritorious defenses to each proceeding and Carver Federal is taking appropriate measures to defend its  interests.  Carver Federal is a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging grossly negligence and breach of contract in the manner in which Carver Federal serviced the loan.  Plaintiff asserts damages in excess of $500,000.  Carver Federal brought a counter claim against the plaintiff and a third party complaint against the original loan participant seeking recovery of funds Carver Federal advanced on their behalf, such as real estate taxes, in connection with servicing of the multifamily loan.  In another matter, in September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by Carver Federal, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  Carver Federal requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  Carver Federal continues to believe it has a meritorious case and has recently filed an appeal with the Appeals Board.  In accordance with ASC Topic 450 Carver has accrued $340,537.

Item 1A.	Risk Factors
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“Form 10-K”). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in ‘the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section

382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company has filed an extension for its tax return for the fiscal year ended March 31, 2011 and has not yet determined the potential tax attributes that may be subject to limitation under section 382. However, based on information available as of the ownership change date the Company anticipates a substantial portion of the tax attributes to be available over the life of such attributes.

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
     The Standard & Poor's downgrade in the U.S. government's sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

     On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company's 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed on the Form 8-K, on June 29, 2011, Carver Bancorp, Inc. entered into stock purchase agreements with several institutional investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of the Company's Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C for an aggregate purchase price of $55,000,000.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following exhibits are submitted with this report:

Exhibit 11.	Computation of Loss Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail (1)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: August 15, 2011	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)