Form 10-Q/A
period 2011-06-30
CARVER BANCORP INC
filed 2011-08-16
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Carver Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 15, 2011 (“the Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)